Form 10-K
period 1993-12-31
NATIONAL CITY CORP
filed 1994-01-31
CIK 69970

National City Corporation Logo                1993 Annual Report

                              FINANCIAL HIGHLIGHTS

(Dollars in Thousands Except Per Share Amounts)      1993         1992      Percent Change
- ------------------------------------------------------------------------------------------
FOR THE YEAR:
  Net Income                                       $403,997     $346,923         16%
  Preferred Dividend Requirements                    15,966       16,000         --
  Net Income Applicable to Common Stock             388,031      330,923         17
  Net Income Per Common Share                          2.41         2.09         15
  Dividends Paid Per Common Share                      1.06          .94         13

  Return on Average Common Equity                     16.12%       15.31%
  Return on Average Assets                             1.40         1.21

  Net Interest Margin                                  4.80%        4.65%
  Efficiency Ratio                                    66.21        68.22
  Overhead Ratio                                      44.34        48.93

AT YEAR-END:
  Assets                                        $31,067,709  $28,963,473          7%
  Loans                                          21,286,141   18,737,565         14
  Securities                                      5,166,226    5,498,539         (6)
  Deposits                                       23,063,021   22,585,324          2
  Common Stockholders' Equity                     2,564,957    2,299,886         12
  Stockholders' Equity                            2,763,267    2,499,886         11

  Equity to Assets Ratio                               8.89%        8.63%
  Tier 1 Capital Ratio                                 8.94         9.90
  Total Risk-Based Capital Ratio                      11.62        12.23
  Leverage Ratio                                       8.18         8.22

  Book Value Per Common Share                        $16.15       $14.54         11%
  Market Value Per Common Share                       24.50        24.81         (1)

  Common Shares Outstanding                     158,779,611  158,167,180         --
  Common Stockholders of Record                      20,842       18,318         14%
  Full-Time Equivalent Employees                     19,960       18,766          6

Common stock and per share data have been adjusted for the two-for-one stock split declared and paid in July 1993.

- --------------------------------------------------------------------------------
CONTENTS
- --------------------------------------------------------------------------------
Financial Highlights     INSIDE FRONT COVER   Notes to Financial Statements  26
- --------------------------------------------------------------------------------
Letter to Stockholders                    1   Quarterly Data                 36
- --------------------------------------------------------------------------------
Financial Review                          4   Form 10-K                      37
- --------------------------------------------------------------------------------
Statistical Data                         19   Corporate Directory            41
- --------------------------------------------------------------------------------
Financial Statements                     22   Board of Directors/Officers    43
================================================================================

CORPORATE PROFILE

     National City Corporation is a $31 billion bank holding company headquartered in Cleveland, Ohio. The
Corporation's principal banking subsidiaries are located in Cleveland, Columbus, Indianapolis, and Louisville. Other member banks are located in Akron, Dayton, Lexington, Toledo, and Youngstown.

     National City subsidiaries and divisions offer a wide range of other financial services, such as credit card, retail payment and airline ticket processing, brokerage services, trust and investment management, leasing, merchant and mortgage banking, public finance, venture capital, small business and community investment, and credit life insurance.

- ---------------------------------------------------------------
ANNUAL MEETING

         The Annual Meeting of Stockholders will be on
             Monday, April 25, 1994, at 10:00 a.m.:
COVER:                        National City Corporation
Major markets             1900 East Ninth Street, 4th floor
                                Cleveland, Ohio 44114

TO OUR STOCKHOLDERS

We are pleased to report that
continued improvements in credit
quality and expense control and
the successful assimilation of
acquisitions resulted in record
earnings for 1993.

Net income for 1993 was
$404.0 million, or $2.41 per
common share, compared with
$346.9 million or $2.09 per
common share in 1992, an
increase of 15.3 percent per share.
In recognition of this strong
performance, the Board of Directors
increased the quarterly dividend,
payable February 1, 1994, to
$.29 per share. This follows two
dividend increases in 1993. The
new quarterly dividend indicates
an annual rate of $1.16 per share,
11.5 percent higher than a year ago.

Return on average assets rose to
1.40 percent, compared with
1.21 percent last year, and return
on average common equity rose to
16.12 percent, compared with
15.31 percent a year ago. These
returns are among the best in the
banking industry and are higher
than the Corporation's historical
returns. The return on common
equity is of particular significance,
given that National City has one of
the strongest capital positions in
the industry. To better manage the
capital position and assure
continued high returns, two stock
repurchase programs were
authorized in 1993. The ongoing

from left:    David A. Daberko
              President & Chief Operating Officer

              Edward B. Brandon
              Chairman & Chief Executive Officer

              William R. Robertson
              Deputy Chairman

acquisition of shares is tangible
evidence of our commitment to
stockholder value.

National City's provision for loan
losses and other credit quality costs
continued to decline throughout
1993, with the provision at
$93.1 million for the year, compared
with $129.4 million in 1992.
Nonperforming assets, which have
declined steadily over the past three
years, totaled $209.2 million at
year-end 1993, down 43 percent
from a year ago; nonperforming
assets at year-end represented less
than one percent of total loans and
foreclosed real estate. While the
banking industry overall has shown

"...NATIONAL CITY HAS ONE
OF THE STRONGEST CAPITAL
POSITIONS IN THE
INDUSTRY. TO BETTER
MANAGE THIS CAPITAL
POSITION ... TWO STOCK
REPURCHASE PROGRAMS
WERE AUTHORIZED IN
1993. THE ONGOING
ACQUISITION OF SHARES IS
TANGIBLE EVIDENCE OF
OUR COMMITMENT TO
STOCKHOLDER VALUE."

marked improvement in asset
quality, National City's asset
quality has improved at a faster
pace than that of our peer group.

Loan growth was relatively slow in
1993, with the exception of resi-
dential mortgages. The reported
year-end loan totals were bolstered
by the October 1993 purchase of
Ohio Bancorp, a $1.6 billion bank
holding company headquartered in
Youngstown, Ohio. Net interest
margins for the year remained
robust. In 1994, we expect that an
improving economy will generate
better loan volume, but at narrower
spreads.

REDUCING NONINTEREST EXPENSE

Last year we successfully completed
an internal cost reduction program
called "Vision" and Captured
additional expense savings
associated with the acquisition of
National City Bank, Indiana
(formerly Merchants National
Corporation). Since the Vision
program was announced in July
1991, all areas of the Corporation
have been studied for potential cost
savings. As the result of a superb
effort on the part of our employees,
we will capture nearly $100 million
in permanent annual expense
reductions, the majority of which
will be realized by the end of 1994.
Further, National City Bank,
Indiana, reduced its expense base
by $30 million in 1993, with

additional reductions projected for
1994. Overall, noninterest expenses
were up less than three percent in
1993; excluding acquisitions, they
were down almost two percent.
These achievements reinforce
National City's reputation as an
efficient, low-cost producer.

ASSIMILATING ACQUISITIONS

With the completion of the Ohio
Bancorp acquisition in October, we
are bringing new products, services
and community development
commitments to the Youngstown
area. In April 1994, Ohio Bancorp's
five banking units will be merged
into National City Bank, Northeast,
which will have a major presence in
both Youngstown and Akron. This
acquisition is consistent with our
strategic objective of increasing
market share in our primary
markets of Ohio, Kentucky and
Indiana.

FEE-BASED BUSINESSES

Fee-based revenue increased
10 percent in 1993, primarily due to
acquisition-related growth at the
Corporation's item processing
subsidiary, National City Processing
Company (NPC). Revenues at NPC
increased 38 percent from a year
ago to $268 million. Although trust
revenues were up just under
four percent, trust assets under


management increased 17 percent
to $29 billion as the result of
significant new business added in
the second half of 1993. In the
mortgage business, record-low long-
term interest rates stimulated
unprecedented demand for
residential mortgage loans, in
particular the refinancing of higher-
rate loans. The resulting early
payoffs of existing loans serviced
necessitated the more rapid
amortization of mortgage servicing
assets. Consequently, National City
Mortgage Co. reported a loss for
1993, but profits should rebound
in 1994.

FOCUS ON THE CUSTOMER

For the last several years, National
City has focused its attention on
improving asset quality, reducing
expenses, assimilating acquisitions,
and completing back-office
consolidations. Looking ahead, we
must be equally focused and
committed to capturing a greater
share of our customers' buying
power for financial services.

We intend to better utilize National
City's 600-plus branches and its
sales force--the largest in the tri-
state area--to market competitive
banking, trust and investment
services. Local decision-making for
lending and credit needs and locally
implemented marketing and sales
activities will ensure respon-
siveness to customer requirements.

"WHILE THE
CORPORATION'S
PERFORMANCE
OBJECTIVES FOR THE
NEXT SEVERAL YEARS
ARE AGGRESSIVE,
WE BELIEVE THEY
ARE ATTAINABLE
AND WILL POSITION
NATIONAL CITY AS ONE
OF THE PREMIER
REGIONAL BANKING
COMPANIES IN THE
COUNTRY."


We will continue to build on our
record of solid commitment to our
communities, as evidenced by the
number of banks in the National
City system that consistently earn
"outstanding" Community
Reinvestment Act ratings.

PERFORMANCE OBJECTIVES

As we begin the new year, we have
in place the performance objectives
and personnel necessary to meet
the financial goals we have set for
ourselves. Our employees are ready
to devote the same level of
enthusiasm and commitment to
customer service and continued
performance improvement in 1994
as they brought to the Vision cost
reduction program in 1993.

The future leadership of National
City is in place with the naming of
David A. Daberko as president and
chief operating officer. Dave,
Deputy Chairman Bill Robertson,
and I are fortunate to have a
management team with the depth
and experience necessary to lead
this company into the future. While
the Corporation's performance
objectives for the next several years
are aggressive, we believe they are
attainable and will position
National City as one of the premier
regional banking companies in the
country.

We want to thank our Board of
Directors for their guidance during
the past year. As 1993 closed,
we lost a devoted leader and
visionary from our board, retired
chairman J. Robert Killpack.
Bob
instilled in
us a vision
for the
future of the
company
and the
appetite to
accomplish
difficult       J. ROBERT KILLPACK
tasks that ensured the future
health of National City. His can-do
spirit and enthusiasm for our
Corporation's success will be
missed.

January 21, 1994


Edward B. Brandon
Chairman & Chief Executive Officer

FINANCIAL REVIEW

EARNINGS SUMMARY
     National City Corporation's consolidated net income was $404.0 million in 1993, compared with $346.9 million in 1992 and $236.8 million in 1991. Net income per common share, after dividend requirements on preferred stock, increased 15.3% in 1993 to $2.41, compared with $2.09 in 1992 and
$1.46 in 1991.

     Prior period per share data have been restated to reflect the two-for-one stock split declared and paid in July 1993.

     Return on average common equity, a key performance measure, was 16.12% in 1993, compared with 15.31% in 1992 and 11.20% in 1991 (Chart 2). Return on average assets was 1.40% in 1993 compared with 1.21% in 1992 and .81% in 1991
(Chart 3).

     The following table reconciles the major changes in net income per share:

                                                     1993          1992
                                                      VS            VS
                                                     1992          1991
- -----------------------------------------------------------------------
Net income per common share, prior year             $2.09         $1.46
Increase (decrease) from changes in:
  Net interest income                                 .30           .14
  Provision for loan losses                           .23           .79
  Fee income                                          .47           .49
  Noninterest expense                                (.23)         (.45)
  Income taxes                                       (.34)         (.26)
  After-tax security gains                           (.06)           --
  Preferred stock dividends                            --          (.03)
  Average shares outstanding                         (.05)         (.05)
                                                    -----         -----
  Net income per common share                       $2.41         $2.09
                                                    =====         =====

UNIT PROFITABILITY
     The contribution of the Corporation's major units to consolidated results for the past two years is summarized in Table 1 on page 5.

     The corporate and retail banking businesses' and national credit card earnings improved in 1993 from 1992 due to lower provisions for loan losses, improved net interest margins, and reduced noninterest expense.

     The decline in the investment/funding group's earnings in 1993 was due primarily to lower gains on the sale of securities and a lower yield on investment assets.

     Trust net income declined in 1993 due to higher than anticipated expenses, including the settlement of litigation.

     Item processing net income at National City Processing
Company (NPC) increased in 1993 primarily due to growth in merchant credit card processing and acquisitions.

     The loss in mortgage servicing was due to more rapid amortization of deferred mortgage servicing rights and capitalized excess service fees in 1993. The accelerated amortization was in response to mortgage refinancing activity fueled by low interest rates. Year-to-date write-downs of deferred mortgage servicing assets exceeded the 1992 level by approximately $28 million. Future amortization rates are expected to decline as mortgage refinancing activity subsides.

     The improvement in the corporate contribution, which includes the parent company, was due to lower costs associated with the cost redesign program and nonrecurring 1992 expenses associated with the acquisition of Merchants National Corporation, as well as gains on miscellaneous asset sales in 1993.

EARNING ASSETS

     Average earning assets for 1993 were $25,745 million compared with $25,681 million in 1992 and $26,279 million in 1991 (Chart 4). Average earning assets in 1993 were fairly stable compared with a year ago due to a combination of growth in loans and securities, offset by a decline in short-term money market assets. The decline in 1992 from 1991 was due to overall sluggish loan demand.






CHART DATA FOR 1993 ANNUAL REPORT
  12/31/93

CHART 1. NET INCOME AND DIVIDENDS PER COMMON SHARE
(as originally reported)

           NET INCOME                DIVIDENDS PAID
           PER SHARE                 PER SHARE

        74             0.55                0.23
        75             0.63                0.24
        76             0.75                0.26
        77             0.81                0.29
        78             0.84                0.33
        79             0.91                0.37
        80             0.89                0.41
        81             0.76                0.41
        82             0.84                0.41
        83             0.95                0.41
        84             1.21                0.42
        85             1.52                0.44
        86             1.72                0.50
        87             1.17                0.60
        88             1.92                0.72
        89             2.18                0.84
        90             1.93                0.94
        91             1.81                0.94
        92             2.09                0.94
        93             2.41                1.06

     LOANS: At year-end 1993, loans were $21,286 million, representing an increase of 13.6% from year-end 1992. Average loans are shown in Chart 5. Ending loan balances are summarized in the table below.

(Dollars in Millions)      1993     1992     1991     1990     1989
- --------------------------------------------------------------------
Commercial and
 industrial               $8,168   $7,801   $7,967   $8,138   $7,877
Nontaxable                   262      310      391      486      480
International                 70       50       52       50      183
Real estate construction     439      533      814    1,157    1,385
Leasing                      228      225      240      298      258
Commercial mortgage        2,328    1,928    1,938    1,548    1,445
Residential mortgage       4,033    2,699    2,543    2,454    1,935
Consumer                   4,241    3,727    3,733    3,896    3,689
Home equity                  798      739      690      568      384
Credit card                  719      726      803      992    1,105
                         -------  -------  -------  -------  -------
Total loans              $21,286  $18,738  $19,171  $19,587  $18,741
                         =======  =======  =======  =======  =======

     The acquisition of Ohio Bancorp in 1993 added $809 million to year-end loan balances, including $254 million to commercial, $320 million to residential mortgage and $200 million to consumer.

     More than 75% of the Corporation's commercial loan portfolio consists of loans made to middle-market customers in the Corporation's market area. The loan mix is diverse, covering a broad range of borrowers characteristic of the Midwest economy. As a matter of policy, concentrations within a particular industry or segment are continually monitored and controlled.

     The commercial loan portfolio remained fairly stable in 1993, but improving economic conditions led to increases in the second half of the year.

     An analysis of the maturity and interest rate sensitivity of commercial loans at the end of 1993 follows:

                            One Year  One to Five   Over Five
(Dollars in Millions)        Or Less     Years        Years     Total
- ---------------------------------------------------------------------
Domestic commercial           $7,594      $901         $163    $8,658
Real estate construction         359        56           24       439
International                     58         6            6        70
                              ------      ----         ----    ------
Total                         $8,011      $963         $193    $9,167
                              ======      ====         ====    ======
Total fixed rate              $1,571      $832         $190    $2,593
Total variable rate            6,440       131            3     6,574

     Commercial mortgages included $1,777 million of loans secured by income-producing real estate in 1993, compared with $1,643 million in 1992 and $1,520 million in 1991. The remainder consists of owner-occupied loans and loans to mortgage bankers which experienced significant growth in 1993.

     Residential mortgage loans increased in 1993 due to greater demand from a favorable interest rate environment and the retention of approximately $675 million of 15-year fixed rate residential mortgages for asset/liability management purposes. Loan originations totaled approximately $5.0 billion in 1993, compared with $3.6 billion in 1992. Of the 1993 originations, $4.0 billion were sold in the secondary market.

     During 1993, consumer spending patterns improved, leading to growth in the consumer loan portfolio. More than 75% of consumer loans are installment loans. Of the installment portfolio, more than 70% are indirect, with the majority being fixed rate. The remainder of the consumer portfolio is largely student loans.

TABLE 1. UNIT PROFITABILITY

                                                   1993                                       1992
                                                 RETURN ON   RETURN ON                      Return On      Return On
(Dollars in Millions)              NET INCOME    ASSETS (1)    EQUITY      Net Income       Assets (1)      Equity
- ---------------------------------------------------------------------------------------------------------------------
Corporate and retail banking:
  Akron (2)                           $22.0         1.31%      25.66%        $18.9            1.47%          27.84%
  Cleveland                            86.7         1.58       24.41          84.1            1.59           22.82
  Columbus                             55.5         1.18       20.68          51.8            1.05           17.91
  Dayton                               21.8         1.24       16.29          12.8             .68            9.51
  Indiana                              38.1          .93       12.77          30.8             .70           10.90
  Kentucky                             55.0         1.21       19.86          26.0             .58           10.29
  Toledo                               12.8         1.29       22.61          11.7            1.23           22.78
  Ashland                               2.3         1.66       33.66           2.2            1.60           31.19
                                     ------                                 ------
    Total                             294.2         1.28       19.86         238.3            1.03           16.39
National credit card                   19.1         2.98       20.13          16.5            2.38           23.17
Investment/funding                     40.8          .47       16.97          64.9             .78           26.01
                                     ------                                 ------
  Total banking and funding           354.1         1.17       19.49         319.7            1.09           18.01
Trust                                  34.1        28.37       27.40          36.9           31.80           30.64
Item processing                        17.2         6.32       14.81          16.6            8.34           35.03
Mortgage servicing                    (13.4)      (15.72)     (34.20)          8.4           11.32           24.30
                                     ------                                 ------
  Total fee-based businesses           37.9         7.95       13.57          61.9           15.91           30.58
Corporate                              12.0           --          --         (34.7)             --              --
                                     ------                                 ------
  Consolidated total                 $404.0         1.40%      16.12%       $346.9            1.21%          15.31%
                                     ======                                 ======

(1)  Return on revenue in the case of the fee-based businesses.
(2)  Includes results of Ohio Bancorp in 1993.

     Year-end credit card and home equity balances are summarized below:

(Dollars in Millions)         1993     1992    1991    1990    1989
- -------------------------------------------------------------------
Local market
  credit card                 $331     $268    $347    $410    $519
National market                258      206     266     305     345
Private label                  130      252     190     277     241
Home equity                    798      739     690     568     384
                            ------   ------  ------  ------  ------
Total credit card and
  home equity               $1,517   $1,465  $1,493  $1,560  $1,489
                            ======   ======  ======  ======  ======

     The loss of a large customer in 1993 was responsible for substantially all of the decline in private label outstandings. In addition, on October 1, 1993, a $350 million credit card securitization began to amortize back onto the balance sheet at the rate of $29 million per month. Consequently, credit card servicing fees will decline and net interest income will increase. The net impact to the Corporation's income statement is expected to be minimal. At year-end, credit card securitizations outstanding were $363 million compared with $540 million a year ago.

     COMMERCIAL REAL ESTATE: Commercial real estate lending includes real estate construction and permanent loans secured by income-producing investment real estate. The following table shows outstanding balances and unfunded commitments at year-end:

                                                    Total
                                                  Commercial
(Dollars in Millions)   Construction  Permanent  Real Estate
- -------------------------------------------------------------
Outstanding:
   1993                     $439       $1,777      $2,216
   1992                      533        1,643       2,176
   1991                      814        1,520       2,334
Unfunded commitments:
   1993                     $206         $137        $343
   1992                      198           90         288
   1991                      254           57         311

     The Corporation's activities in commercial real estate are based primarily on relationships with developers who are active in local markets. More than 85% of outstandings are in the Corporation's primary markets of Ohio, Kentucky and Indiana. The portfolio consists predominantly of relatively small-scale office, retail and apartment buildings.

     Total commercial real estate loans made up 10.4% of the total loan portfolio at December 31, 1993, compared with 11.6% at year-end 1992 and 12.2% at year-end 1991.

     The following table shows commercial real estate loans at year-end 1993 by state and by project:

(Dollars In Millions)
- ------------------------------------------------------
By State:                     By Project:
  Ohio              $1,390       Office           $474
  Kentucky             284       Apartments        506
  Indiana              260       Retail            535
  Florida               81       Hotel/Motel       160
  Michigan              52       Industrial        149
  Other                149       Other             392
                    ------                      ------
    Total           $2,216         Total        $2,216
                    ======                      ======

     At year-end, there were no concentrations of real estate loans in any deteriorating economic areas.



CHART 2. RETURN ON AVERAGE COMMON EQUITY
(net income after preferred dividends, divided by average common equity)
        88            17.47
        89            17.18
        90            12.97
        91            11.20
        92            15.31
        93            16.12

Return on average common equity rose to 16.12% in 1993 due to improved net income on a strong capital base. National City seeks to produce a return which is higher than its peers over time while maintaining superior capital ratios.






CHART 3. RETURN ON AVERAGE ASSETS
(net income divided by average assets)

        88             1.14
        89             1.16
        90             0.87
        91             0.81
        92             1.21
        93             1.40

Return on average assets increased to 1.40% in 1993, reflecting sharply improved earnings on a relatively stable asset base.


     SECURITIES: On December 31, 1993, the Corporation adopted SFAS 115 "Accounting For Certain Investments in
Debt and Equity Securities." Accordingly, securities available for sale are recorded at market value and the net unrecognized gain of $35 million (net of tax) is included in stockholders' equity. The adoption did not have a material effect on results of operations and prior year financial statements were not restated. In anticipation of adopting SFAS 115, securities netting to $617 million (cost basis) were reclassified between the held to maturity and available for sale portfolios.

     The portfolio accounting designations were chosen in order to attain most efficiently the objectives of the Corporation's securities portfolio, which include generating substantial interest income; serving as an important liquidity source; and playing an integral role in the management of the Corporation's interest rate sensitivity. Accordingly, securities in the held to maturity portfolio are purchased with the intent and ability to hold them to maturity and are, therefore, carried at amortized cost. Securities in this portfolio tend to be higher yielding and somewhat less liquid. Securities in the available for sale category are those which may be sold prior to their maturity for purposes of bank asset allocation, rate sensitivity, liquidity or relative value reasons and, hence, tend to be more liquid investments.

     The portfolio decreased from $5.5 billion (cost basis) in 1992 to $5.1 billion (cost basis) at December 31, 1993, influenced significantly by unprecedented paydowns experienced in the year's latter half. In particular, mortgage-backed security prepayments increased over 30% to approximately $1.9 billion, with the majority attributed to fixed rate collateralized mortgage obligations. The majority of these cash flows were reinvested in adjustable rate mortgages, U.S. Treasuries and Federal agency obligations. These securities provide enhanced liquidity and call protection, and should perform well in a flattening yield curve environment, particularly one led by increases in short-term rates. The book yield on the portfolio decreased by 90 basis points from a year ago due primarily to the prepayments, calls and maturities of higher rate securities purchased in prior years, and an increase in the percentage of floating rate assets.

     Summary information with respect to the securities portfolio at December 31 follows:

                                1993 COST                   1992      1991
                           HELD TO    AVAILABLE    1993   Carrying  Carrying
(Dollars in Millions)     MATURITY     FOR SALE    YIELD    Value    Value
- ----------------------------------------------------------------------------
U.S. Treasury and
  Federal agency
    debentures:
     Under 1 year          $ 200         $--       5.32%     $154     $125
     1 to 5 years              5       1,042       5.24     1,043      165
     5 to 10 years            --          53       5.23        --       --
     Over 10 years            --          --         --         1        5
                          ------      ------               ------   ------
      Total                  205       1,095       5.25     1,198      295
Mortgage-backed
  securities:
    Under 1 year             239         135       5.70       391      210
    1 to 5 years             490       1,736       4.94     2,440    2,698
    5 to 10 years             76         197       4.43       229      444
    Over 10 years             --           2       8.50         3      122
                          ------      ------               ------   ------
     Total                   805       2,070       5.00     3,063    3,474
States and political
  subdivisions:
    Under 1 year             112          13       8.82       120      185
    1 to 5 years             308           6      13.02       415      499
    5 to 10 years             88           4      10.45       130      214
    Over 10 years             97           9      10.30       130      139
                          ------      ------               ------   ------
     Total                   605          32      11.38       795    1,037
Other securities:
    Under 1 year             118           1       5.78       183       35
    1 to 5 years               1           3       5.33       119      369
    5 to 10 years             --          --       5.19         1        5
    Over 10 years             29         148       3.50       140      154
                          ------      ------               ------   ------
     Total                   148         152       4.43       443      563
                          ------      ------               ------   ------
                          $1,763      $3,349       5.82%   $5,499   $5,369
                          ======      ======               ======   ======

     The yield at December 31, 1993 was the combined rate for the held to maturity and available for sale securities portfolios.

CHART 4. AVERAGE EARNING ASSETS

                                                             Money
                                                             market
        Loans                       Securities               instruments
        88           16,099               4,749                 1,016
        89           17,801               4,768                 1,273
        90           19,456               5,087                 1,120
        91           19,581               4,896                 1,802
        92           18,671               5,385                 1,625
        93           19,454               5,498                   793

Average earning assets were stable in 1993 as growth in the loan portfolio and securities was offset by a decline in money market instruments.




     Yields are calculated on a fully taxable equivalent basis using the marginal Federal income tax rate of 35%. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives.

INTEREST-BEARING LIABILITIES

     Transaction accounts increased by 7.5% in 1993, while time deposits of individuals declined by 13.3%. Overall, average core deposits remained fairly stable and continued to fund more than 100% of average loans.

     National City's reliance on purchased funds declined slightly in 1993. Purchased funds primarily include domestic certificates of deposit over $100,000, Eurodollar deposits, and short-term borrowings.

     A maturity distribution of certificates of deposit of $100,000 or more follows:

                                     December 31
                                   ---------------
(Dollars in Millions)              1993       1992
- --------------------------------------------------
Due in:
3 months or less                   $463       $709
3 to 6 months                        83        221
6 to 12 months                       63        110
Over 1 year                          93        106
                                   ----     ------
                                   $702     $1,146
                                   ====     ======

     Federal funds borrowed and security repurchase agreements represent borrowings with overnight to 30-day maturities. Information for these borrowings follows:

(Dollars in Millions)                 1993      1992     1991
- --------------------------------------------------------------
Balance at December 31               $3,083    $1,819   $2,405
Maximum outstanding at
  any month-end                       3,083     2,417    2,855
Daily average amount outstanding      2,518     2,178    2,197
Weighted daily average
  interest rate                        2.91%     3.27%    5.40%
Weighted daily interest rate
  for amounts outstanding
  at December 31                       2.87%     2.79%    3.90%


CAPITAL

     The following table reflects various measures of capital at year-end:

(Dollars in Millions)             1993                 1992
- ------------------------------------------------------------------
                             AMOUNT      RATIO    Amount     Ratio
                             ------      -----    ------     -----

Total equity 1              $2,763.3     8.89%    $2,499.9    8.63%
Common equity 1              2,565.0     8.26      2,299.9    7.94
Tangible common equity 2     2,185.2     7.12      1,990.2    6.95
Tier 1 capital 3             2,468.9     8.94      2,343.3    9.90
Total risk-based capital 4   3,206.8    11.62      2,895.5   12.23
Leverage 5                   2,468.9     8.18      2,343.3    8.22

 1 Computed in accordance with generally accepted accounting principles, which, at December 31, 1993, includes the market value appreciation of securities available for sale.

 2 Common equity less all intangible assets; computed as a ratio to total assets less intangible assets.

 3 Stockholders' equity less certain intangibles and the market value appreciation of securities available for sale; computed as a ratio to risk-adjusted assets, as defined. See Note below.

 4 Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio to risk-adjusted assets, as defined. See Note below.

 5 Tier 1 capital; computed as a ratio to fourth quarter average total assets less certain intangibles. See Note below.

NOTE: The 1993 calculations reflect the revised regulatory guidelines, which now require the exclusion of all intangible assets, except for purchased mortgage servicing rights and purchased credit card relationships (subject to limitations), from tier 1 capital and risk-adjusted assets. Also, tier 1 capital excludes the market value appreciation of securities available for sale.


CHART 5. AVERAGE LOANS

           CORPORATE BANKING                        CONSUMER BANKING
                                    COMM'L                              RESIDENTIAL   CREDIT
           COMMERCIAL             REAL ESTATE       INSTALLMENT         REAL ESTATE    CARD
        88            7,921          2,148           88      3,225          1,457      1,348
        89            8,352          2,754           89      3,592          1,736      1,367
        90            8,884          2,816           90      3,872          2,514      1,370
        91            8,819          2,764           91      3,738          2,721      1,539
        92            8,352          2,479           92      3,675          2,723      1,412
        93            8,314          2,668           93      3,893          3,131      1,448


The Corporation's loan portfolio mix is approximately 56% corporate and 44% consumer loans.
The loan mix has become more balanced as the consumer loan portfolio, which includes residential mortgages, has grown at a faster rate in recent years.


     Total stockholders' equity at year-end 1993 included
$198.3 million of 8% Cumulative Convertible Preferred Stock, compared with $200.0 million at year-end 1992.

     The Corporation's tier 1, total risk-based capital and leverage ratios are well above the required minimum levels of 4.00%, 8.00% and 4.00%, respectively.

     At December 31, 1993, all of National City's member banks were "well-capitalized" under the capital definitions prescribed in the FDIC Improvement Act of 1991.

     Intangible asset totals at year-end are summarized in the following table:

(Dollars in Millions)          1993      1992     1991
- -------------------------------------------------------
Goodwill                      $257.0    $156.6   $149.7
Core deposit intangibles        25.9      34.8     42.5
Purchased servicing rights      63.3      79.9     83.0
Purchased credit cards          31.1      34.1     18.6
Other intangibles                2.5       4.3      6.2
                              ------    ------   ------
  Total intangible assets     $379.8    $309.7   $300.0
                              ======    ======   ======

     National City Corporation's common stock trades on the New York Stock Exchange under the symbol NCC. As of
December 31, 1993, there were 20,842 common stockholders of record.

     Quarterly common stock price and dividends paid rounded to the nearest cent follow:

NYSE:NCC            First    Second   Third   Fourth    Year
- -------------------------------------------------------------
1993

Dividends paid       $.26     $.26    $ .27   $ .27    $1.06
High                27.44    28.06    27.25   27.00    28.06
Low                 24.31    23.38    24.00   23.13    23.13
Close               26.13    25.19    26.75   24.50    24.50

1992
Dividends paid      $.235    $.235    $.235   $.235     $.94
High                21.19    22.88    23.00   24.81    24.81
Low                 17.94    19.88    20.75   21.25    17.94
Close               20.44    22.75    22.19   24.81    24.81

     At December 31, 1993, the total market capitalization of the Corporation was approximately $3.9 billion.

     Book value per common share at December 31, 1993 was $16.15 compared with $14.54 at December 31, 1992 (Chart 6).
The 1993 book value includes $.22 of market appreciation in the securities available for sale portfolio, which resulted from the adoption of the new accounting requirements for securities on December 31, 1993.

     During 1993, the Board of Directors authorized two stock repurchase programs. The first program was announced in the first quarter and completed in November, and six million common shares were purchased. The second program, announced December 21, 1993, authorized the purchase of up to five million shares of common stock and up to four million depositary shares of preferred stock, subject to a combined total purchase limit of $200 million. Through December 31, 1993, 724,600 shares of common stock and 33,800 depositary shares of preferred stock had been purchased in the open market.

     Cash dividend payout is continually reviewed by management and the Board of Directors. For the past three- and five-year periods, the dividend payout has averaged 46.9% and 45.6%, respectively (Chart 8).



CHART 6. BOOK VALUE AND STOCK PRICE HISTORY


                    HIGH    LOW      YEAR-END
            BOOK    STOCK   STOCK    STOCK
            VALUE   PRICE   PRICE    PRICE
        73      3.62   4.99   3.41     3.80
        74      3.93   4.41   2.45     3.28
        75      4.32   4.82   3.23     4.35
        76      4.80   6.76   4.26     6.76
        77      5.31   6.67   6.08     6.13
        78      5.81   7.19   5.71     5.95
        79      6.34   6.82   5.89     6.39
        80      6.83   6.41   4.41     5.08
        81      7.18   5.56   4.26     4.52
        82      7.69   5.41   3.45     4.78
        83      8.24   6.89   4.49     6.89
        84      8.65   8.61   5.78     8.47
        85      9.59  11.28   8.39    10.97
        86     10.40  16.46  10.95    15.29
        87     10.58  19.13  11.94    14.56
        88     10.92  16.82  13.88    16.44
        89     12.43  20.75  15.38    19.56
        90     13.39  19.94  11.32    15.63
        91     14.24  21.13  14.07    18.63
        92     14.54  24.82  17.94    24.81
        93     16.15  28.06  23.13    24.50

National City's common stock price at December 31, 1993 was $24.50. Over the past 20 years, the total return on an annualized basis of an investment in National City common stock, assuming reinvestment of dividends, was 15.7% compared to 12.7% for the S & P 500.





     In January 1994, the Board of Directors declared a first quarter dividend of $.29 per common share, representing a 7.4% increase from the next preceding quarterly dividend of $.27 per share. The dividend is payable February 1 to stockholders of record on January 13, 1994. This follows two dividend increases in 1993.

LIQUIDITY MANAGEMENT
     Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

     Funds are available from a number of sources, including the securities portfolio, the extensive core deposit base, the ability to acquire large deposits in the local and national markets, and the capability to securitize or package loans for sale.

     The parent company has four major sources of funding to meet its liquidity requirements: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement, and access to the capital markets.

     The main source for parent company cash requirements has been dividends from its subsidiaries. At January 1, 1994, $96 million was available within the bank subsidiaries to pay the parent company in dividends without prior regulatory approval, compared with $402 million at January 1, 1993. During 1993, subsidiary banks declared $699.6 million and paid $543.4 million in dividends to the parent company.

     As discussed in Item 1 of Form 10-K (page 38), subsidiary banks are subject to government regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 24 may not represent cash available to the Corporation's stockholders.

     Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, are primarily used to support the activities of National City Mortgage Co., the Corporation's mortgage banking subsidiary, as well as other occasional short-term cash needs. Commercial paper outstandings at December 31, 1993 were $399 million, compared with $378 million at year-end 1992.

     The Corporation has a $200 million revolving credit agreement with a group of unaffiliated banks which serves as a back-up liquidity facility. The agreement expires December 31, 1995. No borrowings have occurred under this facility.

     The parent company also has in place a $500 million
"shelf registration" permitting ready access to the public debt markets. In addition, $100 million remains available under a $300 million shelf registration for preferred stock.

     In April 1993, the Corporation's Cleveland and Columbus bank subsidiaries issued $125 million and $75 million, respectively, of 6 1/2% subordinated notes. The notes qualify as tier 2 capital for regulatory purposes.

ASSET/LIABILITY MANAGEMENT

     The primary goal of the asset/liability management function at National City is to maximize net interest income within the interest rate risk limits set by the Corporate
Asset/Liability Committee.

     Interest rate risk is monitored and controlled through the use of three different measures. These include traditional static gap analysis, earnings simulation and duration modeling. The most useful of these measures is the earnings simulation model. In using this model, management can simulate the Corporation's earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments, interest rate relationships, as well as changes in the volumes and rates of various loan and deposit categories. It is important to note that the model also incorporates all off-balance sheet commitments, as well as assumptions about reinvestment and the repricing characteristics of certain non-contractual assets and liabilities.

     While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in





CHART 7. EQUITY TO ASSETS


          TANGIBLE                   TOTAL
          EQUITY TO                  EQUITY TO
          ASSETS                     ASSETS
        88             5.74                6.19
        89             5.97                6.57
        90             5.75                6.58
        91             6.60                7.53
        92             7.49                8.63
        93             7.77                8.89

Total equity as a percentage of total assets was 8.89% at year-end 1993 compared with 8.63% a year ago. Tangible equity to assets was 7.77% at December 31, 1993. National City ranks among the best of the top 50 U.S.
banks in terms of capital levels.



the Corporation, the distribution of risk along the yield curve, the level of risk through time and the amount of exposure to certain interest rate relationships.

     At year-end 1993, all of the measures described above indicated that the Corporation was in a modest liability-sensitive position.

     The Corporation uses a variety of financial instruments to manage its interest rate sensitivity. These include the cash market securities in its investment portfolio, interest rate swaps, interest rate caps and floors, and, to a lesser extent, exchange-traded futures and options contracts. Interest rate swaps, caps and floors, frequently called interest rate derivatives, are an integral part of the Corporation's asset/liability management philosophy. These instruments have similar characteristics to cash market securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of the liquidity position of the Corporation.

     As illustrated in the following table, at year-end the net amount of assets, adjusted for off-balance sheet instruments, less liabilities which reprice within a given period was (12.8)% of adjusted total earning assets within six months, and (10.8)% within one year. The policy limit for the one-year gap is plus or minus 12% of adjusted total earning assets.

                             Within    Six to    One to   Three    Over
                              Six      Twelve    Three   to Five   Five
(Dollars in Millions)        Months    Months    Years    Years    Years
- ------------------------------------------------------------------------
Loans                       $13,047    $1,641   $3,561   $1,601   $1,435
Securities                    2,172       701      896    1,082      316
Money market assets           1,154        67       84       --       --
Nonearning assets             2,680        87      161      127      256
                            -------    ------   ------   ------   ------
    Total assets             19,053     2,496    4,702    2,810    2,007
Interest bearing
  liabilities and
  demand deposits            18,641     2,790    3,584    1,954      888
Noninterest bearing
  liabilities and equity        825        --        1        2    2,383
                            -------    ------   ------   ------   ------
    Total liabilities
      and equity             19,466     2,790    3,585    1,956    3,271
                            -------    ------   ------   ------   ------
Gap before swaps
  and options                  (413)     (294)   1,117      854   (1,264)
Net swaps and options        (3,845)      949    2,155      293      448
                            -------    ------   ------   ------   ------
Gap adjusted for
  swaps and options         $(4,258)     $655   $3,272   $1,147    $(816)
                            =======   =======   ======   ======    =====
Cumulative gap adjusted
  for swaps and options     $(4,258)  $(3,603)   $(331)    $816    $  --
                            =======   =======   ======   ======    =====

     As previously noted, core deposits and loans with non-contractual maturities are distributed or spread among the various repricing categories based upon historical patterns of repricing.

     Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. The most recent earnings simulation model projects net income would increase by an amount equal to approximately 2.2% if rates fell gradually by two percentage points over the next year. It projects a decrease of approximately 2.0% if rates rose by two percentage points, well within the (5.0)% policy limit. Management believes this reflects a modest level of interest rate sensitivity.




CHART 8. CASH DIVIDEND PAYOUT
  (dividends per share divided by originally reported earnings per share)

                DIVIDEND                3 YR                    5 YR
                PAYOUT                  AVG                     AVG
        88             37.5                39.3                    36.3
        89             38.6                42.5                    37.0
        90             48.7                41.6                    41.0
        91             51.9                46.4                    45.6
        92             44.9                48.5                    44.3
        93             44.0                46.9                    45.6

The Corporation's dividend policy is to pay out approximately 40% of earnings over time. Despite a somewhat higher payout ratio in recent years, internal capital generation continues to exceed asset growth.














CHART 9. AVERAGE FUNDING SOURCES





              CORE                    OTHER              PURCHASED
              DEPOSITS                DEPOSITS           FUNDS
        88           15,340               3,115           3,863
        89           16,510               3,634           4,005
        90           18,839               2,918           4,396
        91           20,190               2,284           4,221
        92           20,780               1,187           3,866
        93           20,831                 815           4,164


Core deposits remained stable in 1993 as the increase in transaction account balances offset the decline in time deposits. Core deposits continue to fund over 100% of the loan portfolio.




     The Corporation's earnings are also affected by changes in spread relationships. For example, a 50 basis point contraction in the relationship between the prime rate and Federal funds rate is currently estimated to cause a 3.9% reduction in net income over a 12-month period. Management monitors this relationship closely and should management's expectation for the relationship fall to a level below which it can be mitigated in the market, management would seek to reduce or eliminate this exposure.

     The Corporation's duration model analyzes the impacts of changes in interest rates on expected asset and liability cash flows, including those maturing in time periods greater than one year. At year end, a two percentage point immediate shock upward in rates was estimated to cause a reduction in the value of these cash flows by an amount equal to 1.1% of total assets. Policy limits restrict this amount to 1.5% of total assets. The value of these cash flows was projected to increase by 1.3% of total assets for an immediate shock downward in rates of two percentage points.

     Due to borrowers' preferences for floating-rate loans and depositors' preferences for fixed-rate deposits, the Corporation's balance sheet moves toward higher levels of asset sensitivity with the passage of time. In fact, management estimates that prepayments, calls and maturities of its securities and derivative portfolios, would cause the current level of liability sensitivity to fall to a neutral level in 12 months unless offsetting actions were taken.

     Purchases of fixed-rate securities or interest rate derivative instruments are required to maintain a liability sensitive or even a neutral interest rate risk position. Using a one-year static gap measure, the Corporation would be 4.8% asset sensitive without securities and interest rate derivatives.

     Management expects interest rates will be relatively stable for the first quarter of 1994 and then rise slightly throughout the year. Management believes the Corporation's modest level of liability sensitivity is appropriate in this environment and does not, at this time, anticipate the level of liability sensitivity increasing significantly in 1994.

OFF-BALANCE SHEET FINANCIAL AGREEMENTS

     The Corporation uses a variety of off-balance sheet financial instruments such as interest rate swaps, futures, options, forwards, cap and floor contracts. These financial agreements, frequently called interest rate derivatives, enable the Corporation to manage efficiently its exposure to changes in interest rates. The Corporation also markets derivative contracts to its customers allowing them to manage their exposures to changes in interest and foreign exchange rates.

     As with any financial instrument, derivatives have inherent risks. Market risk represents gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance sheet transactions. Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk can be measured as the cost of acquiring a new derivative agreement with cash flows identical to those of a defaulted agreement in the current interest rate environment. The Corporation manages the credit exposure to counterparties by limiting the amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk and by collateralizing unrealized gains.
During 1993, the Corporation established bilateral collateral agreements with its major off-balance sheet counterparties that provide for exchanges of marketable securities to collateralize unrealized gains. On December 31, 1993, these collateral agreements covered 90.3% of the notional amount of the derivative portfolio and the Corporation held $35.2 million of securities as collateral. The Corporation has never experienced, nor does it have any reason to expect, a credit loss associated with any interest rate derivative.

     During 1993, the Corporation increased its use of interest rate swaps to manage its sensitivity to changes in interest rates. The total notional amount of the portfolio increased by $2.5 billion from December 31, 1992. During 1993, the Corporation entered into $4.8 billion of interest rate swaps






CHART 10. NET INTEREST INCOME AND NET INTEREST MARGIN

             NET INTEREST           NET INTEREST
             INCOME                 MARGIN
        88          1,034.3           4.73
        89          1,118.4           4.69
        90          1,155.6           4.50
        91          1,185.0           4.51
        92          1,195.3           4.65
        93          1,235.8           4.80

Tax equivalent net interest income increased in 1993 due to a wider net interest margin on a fairly stable earning asset base.




where the Corporation received a fixed rate and paid a variable rate. The weighted initial expected maturity of these transactions was 2.1 years. During 1993, $2.6 billion of interest rate swaps matured or amortized.

     The Corporation uses interest rate floors to help protect its interest margin in periods of low interest rates and a flattening yield curve. The Corporation's interest rate floor portfolio on December 31, 1993 was $950 million in notional amount with an average maturity of 7.6 years and $33.4 million of unrealized gains.

     The Corporation enters into various off-balance sheet interest rate agreements with its corporate customers. These agreements totaled $936.5 million at year-end 1993 and consist of offsetting pairs of contracts that reduce or eliminate market risk.

     Summary information with respect to the Corporation's interest rate derivative portfolio as of December 31 follows:

                                     1993                         1992
                       -------------------------------------------------
                                  AVG.   AVG.
                       NOTIONAL  FIXED  EXPECTED   UNREALIZED   Notional
(Dollars in Millions)   AMOUNT   RATE   MATURITY   GAIN/(LOSS)   Amount
- -------------------------------------------------------------------------
INTEREST RATE SWAPS
  Receive fixed
    rates             $5,634.6   5.14%  1.4 yrs.      $34.4     $3,028.4
  Pay fixed rates        581.6   7.83   2.0           (26.4)       723.4

CAPS & FLOORS
  Caps purchased        $147.9     NA   1.8 yrs.      $  --       $122.9
  Caps sold              337.9     NA   2.7              --        312.9
  Floors purchased       950.0     NA   7.6            33.4        650.0
  Floors sold            100.0     NA   2.0              --           --

NA - Not applicable


NET INTEREST INCOME

     On a fully taxable equivalent basis, net interest income was $1,235.8 million in 1993 compared with $1,195.3 million in 1992 and $1,185.0 million in 1991 (Chart 10).

     The following table reconciles net interest income as shown in the financial statements to tax equivalent net interest income:

(Dollars in Millions)            1993        1992        1991
- ---------------------------------------------------------------
Net interest income - per
  financial statements         $1,200.0    $1,152.7    $1,131.3
Tax equivalent adjustment          35.8        42.6        53.7
                               --------    --------    --------
Net interest income - tax
  equivalent                   $1,235.8    $1,195.3    $1,185.0
                               ========    ========    ========
Average earning assets         $ 25,745     $25,681     $26,279
                               ========    ========    ========
Net interest margin - tax
  equivalent                       4.80%       4.65%       4.51%
                               ========    ========    ========

     So that non-taxable asset yields can be compared to taxable yields on a similar basis, amounts are adjusted to their pre-tax equivalents, based on the marginal corporate tax rate of 35% in 1993 and 34% in prior years.

     The margin improvement in 1993 compared with 1992 is the result of a wider spread between interest-earning assets and interest-bearing liabilities. Contributing to the wider spread was a higher level of net interest income earned from the interest rate derivative portfolio used to change the effective interest rate sensitivity of the following balance sheet items (Note: Amounts in brackets represent reductions of the related interest income or expense line, as applicable):

(Dollars in Millions)                    1993          1992
- ------------------------------------------------------------
Interest adjustment to loans            $ 72.1        $43.3
Interest adjustment to securities        (27.2)       (26.7)
                                         -----        -----
  Interest adjustment to assets           44.9         16.6
Interest adjustment to deposits          (21.1)       (22.9)
                                         -----        -----
  Derivative net interest income         $66.0        $39.5
                                         =====        =====




CHART 11. FEE INCOME AS A PERCENTAGE OF TOTAL REVENUE

        FEE INCOME AS % OF
        TOTAL REVENUE
        83             29.5%
        84             28.0%
        85             29.0%
        86             28.7%
        87             30.4%
        88             32.5%
        89             31.8%
        90             34.6%
        91             36.0%
        92             37.8%
        93             39.3%


Fee income as a percentage of total revenue increased to 39% in 1993.
Contributing to the growth in fee income were increased item processing revenue and service charges on deposits. Management's goal is to increase the fee income contribution to total revenue over time.



     The following table shows changes in interest income, expense and net interest income due to volume and rate variances for major categories of assets and liabilities:

                              1993 VS. 1992               1992 VS. 1991
                        -----------------------------------------------------
                            DUE TO                     Due to
                          CHANGE IN         NET       Change in          Net
                        ---------------             ---------------
(Dollars in Millions)   VOLUME    RATE*    CHANGE   Volume    Rate*     Change
- ------------------------------------------------------------------------------
Increase (decrease)
  in tax equivalent
  interest income -
    Loans               $68.6   $(111.6)   $(43.0)  $(92.5)  $(261.7)  $(354.2)
    Securities            7.8     (78.4)    (70.6)    42.7     (97.9)    (55.2)
    Money market
      assets            (34.3)     (1.0)    (35.3)   (11.0)    (33.6)    (44.6)
                        -----   -------   -------   ------   -------   -------
    Total               $42.1   $(191.0)  $(148.9)  $(60.8)  $(393.2)  $(454.0)
                        =====   =======   =======   ======   =======   =======
(Increase) decrease
 in interest expense -
  Savings and
   NOW accounts        $(18.1)    $23.6      $5.5   $(28.1)    $54.8     $26.7
  Insured money
   market
   accounts              (4.6)     34.6      30.0    (33.6)     98.6      65.0
  Time deposits          53.3      69.9     123.2     84.2     107.7     191.9
  Purchased funds         7.5      26.8      34.3     78.6     100.9     179.5
  Corporate debt         (9.3)      5.7      (3.6)     (.9)      2.1       1.2
                        -----   -------   -------   ------   -------   -------
    Total               $28.8    $160.6    $189.4   $100.2    $364.1    $464.3
                        =====   =======   =======   ======   =======   =======
Increase in tax
  equivalent net
  interest income                           $40.5                        $10.3
                                            =====                        =====

*Changes in interest income and interest expense not arising solely from rate or volume variances are included in rate variances.

FEES AND OTHER INCOME

     An analysis of fees and other income for the last three years follows:

(Dollars in Thousands)                1993        1992        1991
- --------------------------------------------------------------------
Item processing fees                $267,962    $194,166    $166,934
Deposit service charges              152,609     143,909     133,794
Trust fees                           122,597     118,350     111,352
Credit card fees                      92,966     101,898      86,871
Mortgage servicing fees               58,678      59,958      43,865
Service fees - other                  38,153      38,001      41,067
Miscellaneous asset sales              3,865      11,070      17,072
Other real estate owned income        12,332       9,820       8,233
Trading account profits                9,161       6,546       4,459
Other                                 41,492      41,942      36,397
                                    --------    --------    --------
                                    $799,815    $725,660    $650,044
                                    ========    ========    ========

     Fees and other income increased 10.2% in 1993 from 1992 due primarily to higher item processing fees and service charges on deposits.

     Item processing revenues at NPC grew significantly in both 1993 and 1992 due to growth in the existing bankcard processing business as well as acquisitions.

     Trust fee income increased 3.6% in 1993 and 6.3% in 1992. The Corporation's banks administered a total of $61 billion in fiduciary assets at year-end 1993 including managed assets of $29 billion, up from $55 billion and $24 billion, respectively, at year-end 1992.

     Credit card fees declined during 1993 due mainly to reduced annual charge fee income on national credit cards and loss of fee income on the credit card balances that were related to the credit card securitization. This trend will continue as the $350 million credit card securitization unwinds through October 1994. These fees will be replaced by interest income on the credit card loans that have been added to the balance sheet.
Fees will likely be under additional pressure in 1994 due to the loss of a large private label credit card customer in the fourth quarter 1993.

TABLE 2. FULL-TIME EQUIVALENT STAFFING AND OVERHEAD PERFORMANCE MEASURES

                                                     1993                                      1992
                                 ----------------------------------------------------------------------------------
                                   FULL-TIME       OVERHEAD  EFFICIENCY      Full-Time       Overhead    Efficiency
                                 EQUIVALENT STAFF    RATIO     RATIO      Equivalent Staff     Ratio       Ratio
- -------------------------------------------------------------------------------------------------------------------
Corporate and retail banking:
  Akron                                1,431        49.69%     56.52%          509             44.36%      52.53%
  Cleveland                            1,552        39.25      52.67         1,592             39.88       53.54
  Columbus                             1,651        58.01      67.06         1,815             60.61       69.74
  Dayton                                 638        52.62      61.33           719             63.09       69.40
  Indiana                              1,994        56.78      67.93         2,281             63.70       72.52
  Kentucky                             1,733        52.34      62.18         1,734             67.85       74.94
  Toledo                                 419        52.05      59.69           435             53.38       60.60
  Ashland                                 66        50.01      54.83            71             51.76       56.03
                                      ------                                ------
      Total                            9,484        50.73      61.15         9,156             56.11       65.64
National credit card                     516        41.82      49.49           611             38.37       47.23
Investment/funding                       252       (77.77)     51.52           204            (70.46)      40.83
                                      ------                                ------
   Total banking and funding          10,252        47.76      59.77         9,971             51.40       62.82
Trust                                    973           --      61.37           975                --       59.72
Item processing                        4,595           --      90.26         3,815                --       86.48
Mortgage servicing                       889           --     127.00           789                --       82.05
                                      ------                                ------
   Total fee-based businesses          6,457           --      87.98         5,579                --       77.00
Corporate                              3,251           --         --         3,216                --          --
                                      ------                                ------
   Consolidated total                 19,960        44.34%     66.21%       18,766             48.93%     68.22%
                                      ======                                ======

 Mortgage servicing revenues declined as a result of the accelerated amortization of capitalized excess service fees, which is recorded as a reduction of revenue. These charges totaled $13.3 million in 1993 compared with $7.7 million in 1992. The servicing portfolio was $11.7 billion at year-end 1993 compared with $10.4 billion at year-end 1992.

        There was no significant nonrecurring income in 1993. Nonrecurring pretax gains in 1992 included a $5.7 million gain on the sale of Mexican debt, a $4.2 million gain on the sale of mortgage loans and student loans, and another $1.2 million gain on miscellaneous asset sales. Nonrecurring pretax gains in 1991 were $17.1 million.

NONINTEREST EXPENSE

     The following table shows noninterest expenses for the last three years:

(Dollars in Thousands)                       1993           1992           1991
- -------------------------------------------------------------------------------
 Salaries                               $ 499,879       $495,232       $471,820
 Benefits                                 123,593        121,783        111,364
 Equipment                                 89,005         90,768         90,690
 Net occupancy                             89,729         85,620         83,473
 Third party services                      77,368         87,438         83,140
 Processing assessments                    81,822         68,651         54,558
 Postage and supplies                      67,842         65,859         64,706
 FDIC assessments                          50,157         50,169         46,446
 Other real estate owned expense           26,177         46,847         56,942
 Amortization of intangibles               61,721         37,459         35,086
 State and local taxes                     30,297         26,610         25,634
 Marketing and public relations            28,581         21,319         23,927
 Transportation                            21,978         18,477         17,323
 Telephone                                 21,862         17,562         17,659
 Other                                     77,729         76,654         58,948
                                       ----------     ----------     ----------
                                       $1,347,740     $1,310,448     $1,241,716
                                       ==========     ==========     ==========

     Noninterest expenses rose 2.8% in 1993, compared with 1992, primarily due to acquisitions at NPC and the acquisition of Ohio Bancorp during the fourth quarter of 1993. Total 1993 expenses related to companies acquired in 1993 were $60.8 million. Excluding the impact of these acquisitions, total expenses declined almost 2% from 1992 levels. Amortization of intangibles included the amortization of purchased mortgage servicing rights, which totaled $34.5 million in 1993 and $11.7 million in 1992.

     Nonrecurring expenses in 1992 included $16.8 million in severance costs related to both the Indiana acquisition and the Corporation's cost redesign program. In addition, there were $12.6 million in one-time merger-related costs and $9.3 million of costs in the settlement of litigation. Nonrecurring expenses in 1991 were $13.1 million, all merger-related.

     The full-time equivalent (FTE) staff for the Corporation, shown in Table 2 on page 14, increased in 1993, due to acquisitions of Ohio Bancorp (926 FTE) and at NPC (420 FTE). Excluding the acquisitions, total FTE declined by 152 positions. The remaining staff increases in mortgage servicing and item processing were volume-related. The increase in corporate is the result of centralizing back-office functions. This increase is more than offset by elimination of these functions in each individual bank.

     The overhead ratio (noninterest expenses less fee income as a percentage of fully taxable net interest income) was 44.34%
in 1993 compared with 48.93% in 1992 and 49.93% in 1991
(Chart 12).

     The efficiency ratio (noninterest expense as a percentage of fee income plus fully taxable net interest income) was 66.21% in 1993, 68.22% in 1992, and 67.67% in 1991. The fee-based businesses have lower gross margins than traditional banking, and, therefore, growth in these businesses penalizes the efficiency ratio as shown in Table 2. In contrast, strong fee income benefits the overhead ratio.








CHART 12. OVERHEAD RATIO
  (non-interest expenses less fee income divided by fully taxable net interest income)

  88            42.66
  89            43.68
  90            46.33
  91            49.93
  92            48.93
  93            44.34


The overhead ratio improved in 1993 for the second consecutive year. The improvement was due to the benefits of the Corporation's cost redesign program, the successful integration of acquisitions, and reduced expenses related to foreclosed property.



SECURITY GAINS AND LOSSES
     Net realized security gains and losses are summarized as follows:

 (Dollars in Thousands)                 1993           1992           1991
- --------------------------------------------------------------------------
 Net gains on sales of
   debt securities                    $8,462        $12,345        $18,617
  Tax expense                          2,962          4,256          6,343
                                      ------        -------        -------
      After tax                       $5,500        $ 8,089        $12,274
                                      ======        =======        =======

 Net gains on sales of
   equity securities                  $3,460        $13,352         $7,044
  Tax expense                          1,211          4,541          2,396
                                      ------        -------        -------
      After tax                       $2,249         $8,811         $4,648
                                      ======        =======        =======

 Effect on net income                 $7,749        $16,900        $16,922
                                      ======        =======        =======
 Effect on earnings per share           $.05           $.11           $.11
                                      ======        =======        =======

 INCOME TAXES

     The consolidated income tax provision was $167.0 million in 1993 compared with $117.4 million in 1992 and $77.4 million in 1991. The effective tax rate of the Corporation was 29.2% in 1993, 25.3% in 1992, and 24.6% in 1991. The increase in the effective rate was due to the higher Federal statutory rate and lower levels of tax-exempt income in 1993.

     In 1992, the Corporation adopted SFAS 109 "Accounting for Income Taxes". Net deferred tax assets at December 31, 1993 and 1992 were $64.7 million and $85.4 million, respectively. SFAS 109 requires the Corporation to place a valuation allowance on its deferred tax assets if it is "more likely than not" that some portion of the deferred tax asset will not be realized. Under the regulations provided in SFAS 109, management found it unnecessary to place a valuation allowance on its deferred tax assets.


     The adoption of SFAS 109 did not have a significant effect on net income in 1992. Tax expense for 1991 was not restated.

ASSET QUALITY

     NONPERFORMING ASSETS: A summary of nonaccrual, reduced rate and renegotiated loans and other nonperforming assets at December 31 follows:

(Dollars in Millions)              1993      1992      1991      1990      1989
- -------------------------------------------------------------------------------
 Commercial:
     Nonaccrual                  $ 79.4    $135.4    $191.8    $100.7    $104.3
     Restructured                   1.1       2.5       5.3       3.2       1.9
                                 ------    ------    ------    ------    ------
          Total commercial         80.5     137.9     197.1     103.9     106.2
Real estate related:
     Nonaccrual                    64.4      81.5     129.7     205.3     122.8
     Restructured                   6.5       4.3      15.7      14.2       3.1
                                 ------    ------    ------    ------    ------
          Total real estate
            related                70.9      85.8     145.4     219.5     125.9
                                 ------    ------    ------    ------    ------
          Total domestic loans    151.4     223.7     342.5     323.4     232.1
International                        --        --        --        --      33.5
                                 ------    ------    ------    ------    ------
          Total nonperforming
           loans                  151.4     223.7     342.5     323.4     265.6
Other real estate owned
  (OREO)                           57.8     143.7     196.8     158.8      37.0
                                 ------    ------    ------    ------    ------
     Nonperforming assets        $209.2    $367.4    $539.3    $482.2    $302.6
                                 ======    ======    ======    ======    ======
Loans 90 days past due
  accruing interest               $42.2     $41.5     $65.9     $98.7     $57.4
                                 ======    ======    ======    ======    ======

                                                                       (cont'd.)




CHART 13. NONPERFORMING ASSETS AND THE ALLOWANCE FOR LOAN LOSSES

            NONPERFORMING           ALLOWANCE FOR
            ASSETS                  LOAN LOSSES
        88            268.6               326.2
        89            302.6               311.2
        90            482.2               327.3
        91            539.3               385.9
        92            367.4               383.9
        93            209.2               443.4



Nonperforming assets at December 31, 1993 totalled $209 million and represented a decline of 43% from a year ago. At December 31, 1993, the allowance for loan losses represented 2.08% of total loans and 212% of nonperforming assets.



NONPERFORMING ASSETS (cont'd.)

                                   1993      1992      1991      1990      1989
- -------------------------------------------------------------------------------
Nonperforming loans and
 OREO as a percent of:
     Loans and OREO                1.0%      1.9%      2.8%      2.4%      1.6%
     Assets                         .7       1.3       1.8       1.6       1.1
     Equity                        7.6      14.7      23.9      24.8      16.1
Loan loss allowance
  to nonperforming loans         292.9%    171.6%    112.7%    101.2%    117.2%

     The Corporation normally considers commercial loans and securities to be nonperforming when payments are 90 or more days past due, when credit terms are renegotiated below market levels, or when individual analysis of a borrower's creditworthiness indicates that a credit should be placed on nonaccrual status. Generally, when loans are classified as nonperforming, unpaid accrued interest is written off, and future income may be recorded only as cash payments are received.

     Nonperforming assets declined in 1993 due to payoffs and recoveries in nonaccrual commercial and real estate loans, as well as the disposal of foreclosed real estate.

     Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. A summary of actual income booked on nonperforming loans versus their full contractual yields for each of the past five years follows:

(Dollars in Millions)         1993      1992      1991      1990      1989
- -------------------------------------------------------------------------------
Income potential based on
  original contract           $16.0     $21.4     $36.3     $32.2     $29.0
Actual income                   5.5       4.6       5.7       6.6       7.5


     ALLOWANCE FOR LOAN LOSSES: The following table presents the reconciliation of the allowance for loan losses:

(Dollars in Millions)                   1993      1992      1991      1990      1989
- --------------------------------------------------------------------------------------
Balance at beginning
  of year                               $383.9    $385.9    $327.3    $311.2    $326.2
Provision                                 93.1     129.4     251.1     231.4     157.3
Net acquired (sold)
  allowance                               50.7       2.5      17.7       9.6       (.7)
Loans charged off:
  Commercial                              55.0      78.4     124.8     111.9      49.3
  International                            1.9        --        .1      46.1      55.0
  Real estate mortgage                    14.9      18.7      21.0      14.6       4.3
  Consumer                                35.0      45.6      57.5      60.6      49.6
  Revolving credit                        37.7      43.8      56.5      46.2      56.2
                                        ------    ------    ------    ------    ------
     Total charge-offs                   144.5     186.5     259.9     279.4     214.4
Recoveries:
  Commercial                              26.1      14.9      12.5      15.5       9.7
  International                             --        .2       2.0       8.1        .5
  Real estate mortgage                     2.3       3.8       2.7        .9        .5
  Consumer                                21.6      23.0      21.3      18.1      15.6
  Revolving credit                        10.2      10.7      11.2      11.9      16.5
                                        ------    ------    ------    ------    ------
Total recoveries                          60.2      52.6      49.7      54.5      42.8
                                        ------    ------    ------    ------    ------
Net charged-off loans                     84.3     133.9     210.2     224.9     171.6
                                        ------    ------    ------    ------    ------
Balance at end of year                  $443.4    $383.9    $385.9    $327.3    $311.2
                                        ======    ======    ======    ======    ======
Ratio of ending
  allowance to ending
  loans                                   2.08%     2.05%     2.01%     1.67%     1.66%

     The commercial category included real estate construction net charge-offs of $4.9 million in 1993, $12.3 million in 1992 and $14.2 million in 1991. Real estate mortgage loans included commercial real estate net charge-offs of $10.3 million in 1993, $11.7 million in 1992 and $14.5 million in 1991.





CHART 14. NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS




                NET C/O RATIO
        88             1.16%
        89             0.96%
        90             1.16%
        91             1.07%
        92             0.72%
        93             0.43%


Net charge-offs as a percentage of average loans was .43% in 1993 compared with .72% in 1992 and 1.07% in 1991. The improvement was broad-based across the commercial and consumer loan portfolios.



     Net charge-offs (recoveries) as a percentage of average loans by portfolio type are shown in the following table:

                         1993      1992      1991      1990      1989
- ----------------------------------------------------------------------
Commercial               .33%       .71%     1.14%      .95%      .41%
International           3.78       (.52)    (3.96)    41.20     22.34
Real estate mortgage     .24        .32       .41       .34       .12
Consumer                 .34        .61       .97      1.10       .95
Revolving credit        1.90       2.34      2.94      2.50      2.90
Total net charge-offs
 to average loans        .43%       .72%     1.07%     1.16%      .96%


     Net charge-offs as a percentage of loans declined 29 basis points in 1993 from 1992 reflecting decreased commercial, credit card and consumer charge-offs (Chart 14).

     Both the provision and the allowance are based on an analysis of individual credits, prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. Consumer and credit card loans are charged off within industry norms, while commercial loans are evaluated individually. An allocation of the ending allowance for loan losses by major loan type follows:

(Dollars in Millions)              1993      1992      1991      1990      1989
- ---------------------------------------------------------------------------------
Commercial and
  commercial mortgage              $174.5    $192.6    $210.9    $179.6    $108.4
International                          .4        .6        .5       1.4      65.3
Consumer and
  residential mortgage               29.7      30.6      53.3      50.2      41.9
Revolving credit                     22.1      30.1      28.7      31.2      26.6
Unallocated                         216.7     130.0      92.5      64.9      69.0
                                   ------    ------    ------    ------    ------
                                   $443.4    $383.9    $385.9    $327.3    $311.2
                                   ======    ======    ======    ======    ======


     This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. The changes in the allocated and unallocated categories reflect credit quality that has improved at a rapid rate. The 1993 provision for loan losses only slightly exceeded net charge-offs for the year.

     The following table shows the percentage of loans in each category to total loans at year-end:

                              1993      1992      1991      1990      1989
- ---------------------------------------------------------------------------
Commercial and
 commercial mortgage          53.7%     57.6%     59.2%     59.3%     61.1%
International                   .3        .3        .3        .3       1.0
Consumer and
  residential mortgage        38.9      34.3      32.7      32.4      30.0
Revolving credit               7.1       7.8       7.8       8.0       7.9
                             -----     -----     -----     -----     -----
                             100.0%    100.0%    100.0%    100.0%    100.0%
                             =====     =====     =====     =====     =====

     The Corporation plans to adopt SFAS 114 "Accounting By
Creditors For Impairment of a Loan" on January 1, 1995.
Management does not expect the adoption to have a material impact on financial position or results of operations.

REPORT OF MANAGEMENT

     The management of National City Corporation has prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

     National City Corporation maintains a system of internal control over financial reporting designed to produce reliable financial statements. The system contains self-monitoring mechanisms, and compliance is tested and evaluated through an extensive program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any internal control system has inherent limitations, including the possibility that controls can be circumvented or overridden. Further, because of changes in conditions, internal control system effectiveness may vary over time.

     The Audit Committee, consisting entirely of outside directors, meets regularly with management, internal auditors and independent auditors, and reviews audit plans and results as well as management's actions taken in discharging responsibilities for accounting, financial reporting and internal controls. Ernst & Young, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

     National City Corporation assessed its internal control system as of December 31, 1993 in relation to criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1993, its system of internal control met those criteria.

Cleveland, Ohio
January 21, 1994

                    /s/ Edward B. Brandon                        /s/ Robert G. Siefers
                    Edward B. Brandon                            Robert G. Siefers
                    Chairman and Chief Executive Officer         Executive Vice President and Chief Financial Officer

                                STATISTICAL DATA

CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

- ---------------------------------------------------------------------------------------------------------------------------------
                                                                           For the Calendar Year
(In Millions Except Per Share
Amounts and Ratios)             1993     1992     1991     1990     1989     1988      1987      1986      1985      1984    1983
- ---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                       $1,582   $1,624   $1,974   $2,162   $2,094   $1,750    $1,521    $1,410    $1,349      $957    $764
  Securities                     276      341      389      442      407      373       345       318       288       240     217
  Other interest income           32       67      112       91      111       77        76        99       175       200     179
                              ------   ------   ------   ------   ------   ------    ------    ------    ------    ------  ------
     Total interest income     1,890    2,032    2,475    2,695    2,612    2,200     1,942     1,827     1,812     1,397   1,160
INTEREST EXPENSE
  Deposits                       542      723    1,093    1,252    1,206      957       806       821       878       689     572
  Other interest expense         148      157      251      349      353      276       268       224       252       250     215
                              ------   ------   ------   ------   ------   ------    ------    ------    ------    ------   -----
     Total interest expense      690      880    1,344    1,601    1,559    1,233     1,074     1,045     1,130       939     787
                              ------   ------   ------   ------   ------   ------    ------    ------    ------    ------   -----
       Net interest income     1,200    1,152    1,131    1,094    1,053      967       868       782       682       458     373
PROVISION FOR LOAN LOSSES         93      129      251      231      157      168       279       108        67        43      45
                              ------   ------   ------   ------   ------   ------    ------    ------    ------    ------   -----
  Net interest income after
   provision for loan losses   1,107    1,023      880      863      896      799       589       674       615       415     328
Fees and other income            800      726      650      580      493      471       419       364       318       206     182
Security gains (losses)           12       26       26        3        3       11        11        21         9        (2)    (17)
                              ------   ------   ------   ------   ------   ------    ------    ------    ------    ------   -----
     Total noninterest income    812      752      676      583      496      482       430       385       327       204     165
Noninterest expense            1,348    1,311    1,242    1,115      981      913       857       797       709       467     390
                              ------   ------   ------   ------   ------   ------    ------    ------    ------    ------   -----
Income before income taxes       571      464      314      331      411      368       162       262       233       152     103
Income taxes                     167      117       77       82      106       91        18        44        52        28       9
                              ------   ------   ------   ------   ------   ------    ------    ------    ------    ------   -----
NET INCOME                      $404     $347     $237     $249     $305     $277      $144      $218      $181      $124     $94
                              ======   ======   ======   ======   ======   ======    ======    ======    ======    ======   =====
NET INCOME PER SHARE:
  Primary                      $2.41    $2.09    $1.46    $1.62    $1.98    $1.80      $.93     $1.47     $1.39     $1.05    $.82
  Assuming full dilution        2.37     2.06     1.45     1.61     1.98     1.80       .92      1.40      1.21      1.01     .80
Dividends paid
  per common share              1.06      .94      .94      .94      .84      .72       .60       .50       .44       .42     .41
Average shares outstanding    161.16   158.01   154.43   153.84   154.04   153.85    154.38    148.00    130.49    117.76  115.25

FINANCIAL RATIOS:
  Return on average
    common equity              16.12%   15.31%   11.20%   12.97%   17.18%   17.47%     9.51%    15.97%    15.87%    13.87%  11.86%
  Return on average assets      1.40     1.21      .81      .87     1.16     1.14       .63      1.05       .95       .90     .78
  Average equity to
     average assets             9.04     8.25     7.35     6.73     6.73     6.55      6.67      6.68      6.18      6.54    6.54
  Dividends paid to
     net income                43.98    44.98    64.38    58.02    42.42    40.00     64.52     34.01     31.65     40.00   50.00
  Net interest margin           4.80     4.65     4.51     4.50     4.69     4.73      4.93      4.68      4.43      4.13    4.20
  Overhead ratio               44.34    48.93    49.93    46.33    43.68    42.66     45.63     47.95     50.12     49.45   48.17
  Efficiency ratio             66.21    68.22    67.67    64.27    60.90    60.61     62.14     62.92     64.56     63.60   63.47

AT YEAR-END:
  Assets                     $31,068  $28,963  $29,976  $29,561  $28,549  $26,879   $24,242   $23,495   $20,637   $19,560 $13,179
  Loans                       21,286   18,738   19,171   19,587   18,741   17,314    15,525    14,362    12,462    11,181   6,788
  Securities                   5,166    5,499    5,370    5,020    5,045    5,126     4,620     4,305     3,319     3,018   2,346
  Deposits                    23,063   22,585   22,758   22,730   21,386   20,676    18,368    17,350    15,532    14,626   9,428
  Corporate long-term debt       510      328      330      308      310      264       294       277       254       198     120
  Common equity                2,565    2,300    2,058    1,946    1,877    1,664     1,502     1,468     1,142       985     827
  Total equity                 2,763    2,500    2,258    1,946    1,877    1,664     1,507     1,498     1,265     1,109     827
  Common shares
   outstanding                158.78   158.17   154.63   153.11   154.20   153.87    154.19    154.04    133.39    127.65  115.81

Common stock and per share data have been adjusted for the two-for-one stock split declared and paid in July 1993.

                        STATISTICAL DATA (Continued)

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES
(Dollars in Millions)
- --------------------------------------------------------------------------------------------------------------------------
                                                                                        Daily Average Balance

                                                                    1993      1992      1991      1990      1989      1988
ASSETS
  Earning Assets:
    Loans:
      Commercial                                                   $8,816    $8,977    $9,885    $10,227   $9,788    $9,068
      Real estate mortgage                                          5,297     4,607     4,419      3,987    3,054     2,458
      Consumer                                                      3,893     3,675     3,738      3,872    3,592     3,225
      Revolving credit                                              1,448     1,412     1,539      1,370    1,367     1,348
                                                                  -------   -------   -------    -------  -------   -------
        Total loans                                                19,454    18,671    19,581     19,456   17,801    16,099
    Securities:
      Taxable                                                       4,637     4,361     3,722      3,813    3,437     3,333
      Tax-exempt                                                      861     1,024     1,174      1,274    1,329     1,416
                                                                  -------   -------   -------    -------  -------   -------
        Total securities                                            5,498     5,385     4,896      5,087    4,766     4,749
    Federal funds sold                                                 77       315       296        247      121       112
    Security resale agreements                                        274       706       870        275      127       100
    Eurodollar time deposits in banks                                 278       417       417        298      655       500
    Other short-term money market investments                         164       187       219        300      372       304
                                                                  -------   -------   -------    -------  -------   -------
        Total earning assets/Total interest income/Rates           25,745    25,681    26,279     25,663   23,842    21,864
  Allowance for loan losses                                          (409)     (393)     (367)      (315)    (339)     (327)
  Cash and demand balances due from banks                           1,959     1,827     1,855      1,789    1,675     1,611
  Properties and equipment                                            367       383       410        414      385       375
  Customers' acceptance liability                                      51        78        75         96       62        78
  Accrued income and other assets                                   1,121     1,059     1,091        917      732       659
                                                                  -------   -------   -------    -------  -------   -------
        Total assets                                              $28,834   $28,635   $29,343    $28,564  $26,357   $24,260
                                                                  =======   =======   =======    =======  =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
     Savings and NOW accounts                                      $4,543    $3,981    $3,371     $3,138   $2,796    $2,819
     Insured money market accounts                                  5,401     5,236     4,519      3,767    3,238     3,391
     Time deposits of individuals                                   6,268     7,230     8,430      8,112    6,736     5,381
     Other time deposits                                              552       936     1,777      2,495    3,000     2,625
     Deposits in overseas offices                                     263       251       367        315      629       490
     Federal funds borrowed                                         1,439       995     1,056      1,289    1,395     1,233
     Security repurchase agreements                                 1,080     1,183     1,141      1,374    1,383     1,519
     Borrowed funds                                                 1,193     1,359     1,706      1,424      954       830
     Corporate long-term debt                                         452       329       318        309      273       281
                                                                  -------   -------   -------    -------  -------   -------
          Total interest bearing liabilities/
           Total interest expense/Rates                            21,191    21,500    22,685     22,223   20,404    18,569
     Noninterest bearing deposits                                   4,619     4,333     4,010      3,930    3,745     3,749
     Acceptances outstanding                                           51        78        75         96       62        78
     Accrued expenses and other liabilities                           367       362       417        393      372       276
                                                                  -------   -------   -------    -------  -------   -------
       Total liabilities                                           26,228    26,273    27,187     26,642   24,583    22,672
       Stockholders' equity                                         2,606     2,362     2,156      1,922    1,774     1,588
                                                                  -------   -------   -------    -------  -------   -------
       Total liabilities and stockholders' equity                 $28,834   $28,635   $29,343    $28,564  $26,357   $24,260
                                                                  =======   =======   =======    =======  =======   =======
       Net interest income
       Interest spread
       Contribution of noninterest bearing
        sources of funds
       Net interest margin

  Fully taxable equivalent basis computed at 35% in 1993 and 34% in 1992 through 1988.
  Average loan balances include nonperforming loans.
  Amounts for 1993 include Ohio Bancorp from date of purchase.

- --------------------------------------------------------------------------   ---------------------------------------------------
                        Interest                                                                Daily Average Rate

   1993         1992         1991         1990          1989          1988     1993     1992     1991     1990     1989     1988
  $648.7       $679.7       $904.8       $1,073.6      $1,102.9      $909.4    7.36%    7.57%    9.15%    10.50%   11.27%   10.03%
   421.4        409.8        448.0          424.8         331.2       263.5    7.96     8.90    10.14     10.65    10.84    10.72
   338.8        358.9        408.7          453.3         436.4       357.7    8.70     9.77    10.93     11.71    12.15    11.09
   182.9        186.4        227.5          229.7         241.5       237.6   12.63    13.20    14.78     16.77    17.67    17.63
- --------     --------     --------       --------      --------    --------
 1,591.8      1,634.8      1,989.0        2,181.4       2,112.0     1,768.2    8.18     8.76    10.16     11.21    11.86    10.98

   229.0        277.6        308.7          347.7         305.3       250.6    4.94     6.37     8.29      9.12     8.88     7.52
    73.3         95.3        119.4          135.8         147.6       170.8    8.51     9.31    10.17     10.66    11.11    12.06
- --------     --------     --------       --------      --------    --------
   302.3        372.9        428.1          483.5         452.9       421.4    5.50     6.92     8.74      9.50     9.50     8.87
     4.5         11.1         17.3           20.3          10.9         8.5    5.84     3.52     5.84      8.22     9.01     7.59
     8.8         26.9         49.7           22.1          11.7         6.9    3.21     3.81     5.71      8.04     9.21     6.90
     9.6         16.4         27.3           25.8          60.2        41.2    3.45     3.93     6.55      8.66     9.19     8.24
     8.9         12.7         17.4           23.5          29.7        20.6    5.43     6.74     7.95      7.83     7.98     6.78
- --------     --------     --------       --------      --------    --------
$1,925.9     $2,074.8     $2,528.8       $2,756.6      $2,677.4    $2,266.8    7.48%    8.08%    9.62%    10.74%   11.23%   10.37%




  $122.8       $128.3       $155.0         $157.0        $136.9      $138.0    2.70%    3.22%    4.60%     5.00%    4.90%    4.90%
   116.3        146.3        211.3          216.2         180.7       176.5    2.15     2.79     4.68      5.74     5.58     5.20
   277.1        400.3        592.2          654.9         557.8       403.8    4.42     5.54     7.02      8.07     8.28     7.50
    19.1         39.5        112.2          200.3         273.8       201.6    3.46     4.22     6.31      8.03     9.13     7.68
     6.9          8.3         21.6           23.7          56.8        36.7    2.62     3.31     5.89      7.52     9.03     7.49
    45.5         34.4         60.2          104.0         127.9        94.1    3.16     3.46     5.70      8.07     9.17     7.63
    27.6         36.7         58.5          103.9         118.0       104.7    2.56     3.09     5.13      7.56     8.53     6.89
    46.4         60.9        106.8          112.9          80.3        50.7    3.89     4.49     6.26      7.93     8.42     6.11
    28.4         24.8         26.0           28.1          26.8        26.4    6.28     7.54     8.18      9.09     9.82     9.40
- --------     --------     --------       --------      --------    --------

  $690.1       $879.5     $1,343.8       $1,601.0      $1,559.0    $1,232.5    3.26%    4.09%    5.92%     7.20%    7.64%    6.64%




- --------     --------     --------       --------      --------    --------
$1,235.8     $1,195.3     $1,185.0       $1,155.6      $1,118.4    $1,034.3
========     ========     ========       ========      ========    ========

                                                                               4.22%    3.99%    3.70%     3.54%    3.59%    3.73%

                                                                                .58      .66      .81       .96     1.10     1.00
                                                                               -----    -----    -----    -----     -----   ------
                                                                               4.80%    4.65%    4.51%     4.50%    4.69%    4.73%
                                                                               =====    =====    =====     =====    =====    =====

                                        FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)                      1993                  1992                  1991
- --------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                                                   For the Calendar Year
  Loans:
    Taxable                                                         $1,565,636            $1,602,508            $1,939,934
    Exempt from Federal income taxes                                    16,470                21,593                34,165
  Securities:
    Taxable                                                            229,007               277,635               308,653
    Exempt from Federal income taxes                                    47,279                63,442                80,780
  Federal funds sold and security resale agreements                     13,254                37,981                66,927
  Eurodollar time deposits in banks                                      9,630                16,360                27,266
  Other short-term investments                                           8,888                12,807                17,312
                                                                    ----------            ----------            ----------
    Total interest income                                            1,890,164             2,032,326             2,475,037

INTEREST EXPENSE
  Deposits                                                             542,165               722,657             1,092,335
  Federal funds borrowed and security
   repurchase agreements                                                73,151                71,146               118,660
  Borrowed funds                                                        46,417                60,988               106,789
  Corporate long-term debt                                              28,377                24,790                25,984
                                                                    ----------            ----------            ----------
     Total interest expense                                            690,110               879,581             1,343,768
                                                                    ----------            ----------            ----------
     Net interest income                                             1,200,054             1,152,745             1,131,269
PROVISION FOR LOAN LOSSES                                               93,089               129,361               251,076
                                                                    ----------            ----------            ----------
     Net interest income after provision for loan losses             1,106,965             1,023,384               880,193

NONINTEREST INCOME
  Item processing revenues                                             267,962               194,166               166,934
  Service charges on deposit accounts                                  152,609               143,909               133,794
  Trust fees                                                           122,597               118,350               111,352
  Credit card fees                                                      92,966               101,898                86,871
  Mortgage servicing fees                                               58,678                59,958                43,865
  Other                                                                105,003               107,379               107,228
                                                                    ----------            ----------            ----------
    Total fees and other income                                        799,815               725,660               650,044
  Security gains                                                        11,922                25,697                25,661
                                                                    ----------            ----------            ----------
    Total noninterest income                                           811,737               751,357               675,705

NONINTEREST EXPENSE
  Salaries and employee benefits                                       623,472               617,015               583,184
  Equipment                                                             89,005                90,768                90,690
  Net occupancy                                                         89,729                85,620                83,473
  Assessments and taxes                                                 80,454                76,779                72,080
  Expense of other real estate owned                                    26,177                46,847                56,942
  Other                                                                438,903               393,419               355,347
                                                                    ----------            ----------            ----------
    Total noninterest expense                                        1,347,740             1,310,448             1,241,716
                                                                    ----------            ----------            ----------
Income before income taxes                                             570,962               464,293               314,182
Income tax expense                                                     166,965               117,370                77,377
                                                                    ----------            ----------            ----------
NET INCOME                                                            $403,997              $346,923              $236,805
                                                                    ==========            ==========             =========
NET INCOME APPLICABLE TO COMMON STOCK                                 $388,031              $330,923              $225,605
                                                                    ==========            ==========             =========
NET INCOME PER COMMON SHARE                                              $2.41                 $2.09                 $1.46

Average Common Shares Outstanding                                  161,163,816           158,011,980           154,430,222

Common stock and per share data have been adjusted for the two-for-one stock split declared and paid in July 1993.
See notes to financial statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)                                                                             1993               1992
- -------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                  December 31
  Loans:
    Commercial                                                                                  $8,429,118            $8,112,315
    International                                                                                   69,776                49,940
    Real estate construction                                                                       439,406               532,784
    Lease financing                                                                                228,352               224,553
    Real estate mortgage - nonresidential                                                        2,328,228             1,927,682
    Real estate mortgage - residential                                                           3,523,836             2,314,412
    Mortgage loans held for sale                                                                   509,187               384,486
    Consumer                                                                                     4,241,461             3,726,790
    Revolving credit                                                                             1,516,776             1,464,603
                                                                                               -----------           -----------
      Total loans                                                                               21,286,141            18,737,565
      Allowance for loan losses                                                                    443,412               383,849
                                                                                               -----------           -----------
      Net loans                                                                                 20,842,729            18,353,716
  Securities held to maturity (market value $1,824,855 and $2,442,196, respectively)             1,763,025             2,358,365
  Securities available for sale (market value $3,181,599 in 1992)                                3,403,201             3,140,174
  Federal funds sold and security resale agreements                                                611,743               363,898
  Trading account assets                                                                           150,296                13,044
  Eurodollar time deposits in banks                                                                457,000               954,100
  Other short-term money market investments                                                         85,677               279,390
  Cash and demand balances due from banks                                                        1,933,888             2,070,932
  Properties and equipment                                                                         386,219               369,328
  Customers' acceptance liability                                                                   68,148                59,131
  Accrued income and other assets                                                                1,365,783             1,001,395
                                                                                               -----------           -----------
       TOTAL ASSETS                                                                            $31,067,709           $28,963,473
                                                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Demand deposits (noninterest bearing)                                                       $5,214,560            $4,818,847
    Savings and NOW accounts                                                                     5,161,593             4,416,534
    Insured money market accounts                                                                5,489,785             5,647,269
    Time deposits of individuals                                                                 6,224,231             6,628,731
    Other time deposits                                                                            500,421               697,156
    Deposits in overseas offices                                                                   472,431               376,787
                                                                                               -----------           -----------
      Total deposits                                                                            23,063,021            22,585,324
    Federal funds borrowed and security repurchase agreements                                    3,082,821             1,818,724
    Borrowed funds                                                                               1,201,011             1,393,220
    Acceptances outstanding                                                                         68,148                59,131
    Accrued expenses and other liabilities                                                         379,268               279,590
    Corporate long-term debt                                                                       510,173               327,598
                                                                                               -----------           -----------
      TOTAL LIABILITIES                                                                         28,304,442            26,463,587

Stockholders' Equity:
 Preferred stock, without par value, authorized 5,000,000 shares, outstanding 793,240 and 800,000 shares (3,966,200 and 4,000,000 depositary shares) of 8% Cumulative
  Convertible Preferred Stock ($250 liquidation preference per share) in 1993 and 1992             198,310               200,000
 Common stock, par value $4 per share, authorized 350,000,000 shares,
  outstanding 158,779,611 shares in 1993 and 158,167,180 shares in 1992                            635,119               316,335
 Capital surplus                                                                                   105,140               300,307
 Retained earnings                                                                               1,841,144             1,708,506
 Unallocated shares held by Employee Stock Ownership Plan (ESOP) trust                             (16,446)              (25,262)
                                                                                               -----------           -----------
   TOTAL STOCKHOLDERS' EQUITY                                                                    2,763,267             2,499,886
                                                                                               -----------           -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $31,067,709           $28,963,473
                                                                                               ===========           ===========

See notes to financial statements.

                        FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)                                                             1993              1992               1991
- ------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES                                                                         For the Calendar Year
  Net income                                                                      $403,997          $346,923           $236,805
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                      93,089           129,361            251,076
     Depreciation and amortization                                                  56,610            59,314             63,422
     Amortization of goodwill and intangibles                                       61,721            37,459             35,086
     Amortization of securities discount and premium                                 6,488            (4,643)           (11,835)
     Security gains                                                                (11,922)          (25,697)           (25,661)
     Other gains, net                                                                   --            (4,352)           (16,967)
     Net decrease (increase) in trading account securities                        (137,252)           19,978              2,289
     Originations and purchases of mortgage loans held for sale                 (3,635,705)       (2,967,585)        (1,782,309)
     Proceeds from sales of mortgage loans held for sale                         3,496,154         2,756,320          1,676,443
     Deferred income taxes (benefit)                                                21,563           (22,089)            (9,320)
     (Increase) decrease in interest receivable                                    (22,698)           87,037             42,926
     Increase (decrease) in interest payable                                        24,319           (97,418)           (31,745)
     (Increase) decrease in other assets                                          (279,286)           40,999            (68,138)
     Increase (decrease) in other liabilities                                       46,041           (22,416)             8,110
                                                                                ----------        ----------        -----------
        Net cash provided (used) by operating activities                           123,119           333,191            370,182

LENDING AND INVESTING ACTIVITIES
  Net change in short-term investments                                             633,588           375,201           (704,905)
  Purchases of securities                                                       (4,036,281)       (3,391,162)        (2,968,916)
  Proceeds from sales of securities                                              2,594,509         1,253,787          1,891,382
  Proceeds from maturities and prepayments of securities                         2,368,065         2,041,828            944,922
  Net change in loans                                                           (1,870,528)          357,484            409,678
  Proceeds from sales of loans                                                     207,156           160,214            454,503
  Net increase in properties and equipment                                         (55,348)          (38,337)           (42,359)
  Acquisitions                                                                     (43,490)          (17,000)            (4,650)
                                                                                ----------        ----------        -----------
       Net cash provided (used) by lending and investing activities               (202,329)          742,015            (20,345)

DEPOSIT AND FINANCING ACTIVITIES
  Net change in Federal funds borrowed and security
   repurchase agreements                                                         1,179,308          (585,919)           (89,204)
  Net change in borrowed funds                                                    (217,410)         (322,283)            26,241
  Net change in demand, savings, NOW, insured money market accounts,
   and deposits in overseas offices                                                212,946         1,843,412            553,725
  Net change in time deposits                                                   (1,093,817)       (2,015,913)        (1,192,870)
  Repayment of long-term debt                                                      (20,660)           (2,812)            (2,916)
  Issuance of long-term debt                                                       197,950                --             25,840
  Dividends paid, net of tax benefit of ESOP shares                               (184,516)         (155,718)          (140,227)
  Issuance of common stock                                                          28,469            47,378             10,742
  Repurchase of common and preferred stock                                        (168,920)           (1,118)           (10,518)
  Issuance of preferred stock                                                           --                --            195,072
  ESOP trust repayment                                                               8,816             4,759                469
                                                                                ----------        ----------        -----------
    Net cash (used) provided by deposit and financing activities                   (57,834)       (1,188,214)          (623,646)
                                                                                ----------        ----------        -----------
  Net (decrease) increase in cash and demand balances due from banks              (137,044)         (113,008)          (273,809)
  Cash and demand balances due from banks, January 1                             2,070,932         2,183,940          2,457,749
                                                                                ----------        ----------        -----------
  Cash and demand balances due from banks, December 31                          $1,933,888        $2,070,932         $2,183,940
                                                                                ==========        ==========         ==========

SUPPLEMENTAL DISCLOSURES
    Interest paid                                                                 $662,000          $977,000         $1,350,000
    Income taxes paid                                                              147,000           140,000             75,000
    Shares issued in purchase acquisitions                                         140,568                --                 --
    Unrealized appreciation in securities available for sale:
      Securities available for sale                                                 53,804                --                 --
      Stockholders' equity                                                          34,967                --                 --
      Deferred taxes                                                                18,837                --                 --

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                          Unallocated
                                                                                                            Shares
                                                        Preferred     Common     Capital     Retained       Held by
(Dollars in Thousands Except Per Share Amounts)           Stock        Stock     Surplus     Earnings      ESOP Trust       Total
- ----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1991                                            $306,217    $241,781     $1,428,764     $(30,490)    $1,946,272
  Net income                                                                                   236,805                     236,805
  Common dividends, $.94 per share                                                            (114,045)                   (114,045)
  Common dividends of pooled company                                                           (17,649)                    (17,649)
  Preferred dividends, $2.133 per depositary share                                              (8,533)                     (8,533)
  Issuance of 867,654 common shares under
    corporate stock plans                                             1,736        9,006                                    10,742
  Issuance of 1,250,124 common shares pursuant to
    acquisitions                                                      2,500       16,547                                    19,047
  Purchase of 600,000 common shares                                  (1,200)      (1,277)       (8,041)                    (10,518)
  Issuance of 800,000 shares (4,000,000 depositary
    shares) of 8% Cumulative Convertible
    Preferred Stock                                    $200,000                   (4,928)                                  195,072
  Shares distributed by ESOP trust                                                                              469            469
                                                       --------    --------     --------    ----------     --------     ----------
Balance December 31, 1991                               200,000     309,253      261,129     1,517,301      (30,021)     2,257,662
  Net income                                                                                   346,923                     346,923
  Common dividends, $.94 per share                                                            (130,881)                   (130,881)
  Common dividends of pooled company                                                            (9,155)                     (9,155)
  Preferred dividends, $4.00 per depositary share                                              (16,000)                    (16,000)
  Issuance of 3,621,216 common shares under
    corporate stock and dividend
    reinvestment plans                                                7,243       40,135                                    47,378
  Purchase of 80,400 common shares                                     (161)        (957)                                   (1,118)
  Shares distributed by ESOP trust and tax benefit
    on dividends                                                                                   318        4,759          5,077
                                                       --------    --------     --------    ----------     --------     ----------
Balance December 31, 1992                               200,000     316,335      300,307     1,708,506      (25,262)     2,499,886
  Net income                                                                                   403,997                     403,997
  Common dividends, $1.06 per share                                                           (169,391)                   (169,391)
  Preferred dividends, $4.00 per depositary share                                              (16,000)                    (16,000)
  Issuance of 1,530,479 common shares under
    corporate stock and dividend
    reinvestment plans                                                3,972       24,497                                    28,469
  Purchase of 6,724,600 common shares and 33,800
    depositary shares of preferred stock                 (1,690)    (21,469)     (23,951)     (121,810)                   (168,920)
  Issuance of 5,806,552 common shares pursuant
    to acquisitions                                                  20,174      120,394                                   140,568
  Two-for-one stock split                                           316,107     (316,107)                                      --
  Shares distributed by ESOP trust and tax benefit
   on dividends                                                                                    875        8,816          9,691
  Accounting change adjustment for unrealized
   gains on securities available for sale                                                       34,967                      34,967
                                                       --------    --------     --------    ----------     --------     ----------
Balance December 31, 1993                              $198,310    $635,119     $105,140    $1,841,144     $(16,446)    $2,763,267
                                                       ========    ========     ========    ==========     ========     ==========

Common stock and per share data have been adjusted for the two-for-one stock split declared and paid in July 1993.
See notes to financial statements.

             NOTES TO FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

      CONSOLIDATION: The consolidated financial statements include the accounts of National City Corporation and all of its subsidiaries. The Corporation's primary business is banking.

      ACQUISITIONS AND AMORTIZATION OF INTANGIBLES:
Operations of companies acquired in purchase transactions are included in the statements of income from the respective dates of acquisition. The excess of the purchase price over net identifiable assets acquired (goodwill) is included in other assets and is being amortized over varying remaining lives not exceeding 30 years. Core deposit intangibles are amortized on a straight-line basis over varying remaining periods not exceeding 10 years. Purchased servicing contract costs are deferred and amortized over the stream of servicing income to be received.

      CASH FLOWS: The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet caption "Cash and demand balances due from banks."

      MORTGAGE LOANS HELD FOR SALE: Mortgage loans held for sale are valued at the lower of cost or market, as calculated on an aggregate loan basis.

      ALLOWANCE FOR LOAN LOSSES: The provision for loan losses and the adequacy of the allowance for loan losses are based upon a continuing evaluation of the loan portfolio, current economic conditions, prior loss experience, and other pertinent factors.

      SECURITIES AND TRADING ACCOUNT: As further discussed in Note 4, the Corporation adopted SFAS 115
"Accounting For Certain Investments in Debt and Equity
Securities" on December 31, 1993. As required by SFAS 115, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

      Trading account assets are held for resale in anticipation of short-term market movements and are valued at fair value.
Gains and losses, both realized and unrealized, are included in other income.

      Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

      Debt securities not classified as held to maturity or trading account and marketable equity securities not classified as trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through retained earnings, net of tax.

      Amortization of premiums and accretion of discounts are recorded as interest income from investments. Realized gains and losses are recorded as net security gains (losses). The adjusted cost of specific securities sold is used to compute gain or loss on sales.

      Other income also includes gains and losses and adjustments to market on interest rate futures and forward contracts related to trading account assets and liabilities.


      OTHER TIME DEPOSITS: Other time deposits include time certificates of deposit of $100,000 or more and totaled approximately $702,000,000 and $1,146,000,000, respectively, at December 31, 1993 and 1992.

      OFF-BALANCE SHEET FINANCIAL AGREEMENTS: The
Corporation uses futures, forwards, and option contracts to hedge assets and liabilities other than in the trading account. Gains and losses on hedging transactions are deferred and amortized as a yield adjustment over the remaining life of the hedged asset or liability.

      The Corporation enters into interest rate exchange agreements ("swaps") to manage its interest rate sensitivity. Gains and losses on offsetting transactions are deferred and amortized as a yield adjustment over the remaining life of the original swaps.

      OTHER REAL ESTATE OWNED: Expense of other real estate owned includes the cost of operating foreclosed properties, gain or loss on disposal of properties, and write-downs of carrying value on foreclosed properties.

      DEPRECIABLE ASSETS: Properties and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life. Upon the sale or disposal of property, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in current income.

      INCOME: Interest and other income are recorded as earned. Loans are classified as nonaccrual, reduced rate or renegotiated based on management's judgment and requirements established by bank regulatory agencies. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is only recorded once principal recovery is reasonably assured. Loan origination fees and other direct costs are amortized into interest or other income using a method which approximates the interest method over the estimated life of the related loan.

      INCOME TAXES: Deferred income taxes reflect the temporary tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities.

      FOREIGN EXCHANGE: Foreign exchange positions are valued at the prevailing rates of exchange and gains or losses are included in other income.

      TREASURY STOCK: Acquisitions of treasury stock are recorded on the par value method, which requires the cash paid to be allocated to common or preferred stock, surplus and retained earnings.

      RECLASSIFICATION: Certain prior year amounts have been reclassified to conform with the current year presentation.

      STOCK SPLIT: On July 1, 1993, the Corporation's Board of Directors authorized a two-for-one split of the common stock in the form of a 100% stock dividend. Accordingly, common stock and per share data have been restated to reflect the stock split.

2. ACQUISITIONS

      In February 1993, the Corporation acquired JBS Associates, Inc. (JBS), a check authorization business, and accounted for the acquisition as a purchase. JBS stockholders received cash of $24.3 million and were issued approximately
1.5 million shares (adjusted for the stock split) of the Corporation's common stock. A provision in the purchase agreement guarantees the total value of the consideration received by the JBS stockholders to be not less than $56.6 million as of February 1, 1998. Total goodwill recorded was $51.5 million and is being amortized over 20 years.

      In October 1993, the Corporation acquired Ohio Bancorp, a $1.6 billion assets bank holding company headquartered in Youngstown, Ohio. Ohio Bancorp shareholders received approximately $104 million in cash and were issued approximately 4.3 million shares of the Corporation's common stock, for a total transaction value of approximately
$215 million. The transaction was accounted for as a purchase. Total goodwill recorded was $65 million and is being amortized over 20 years.

      In May 1992, Merchants National Corporation (MCHN), a $5.4 billion assets bank holding company located in Indianapolis, Indiana, was merged into and became a wholly-owned subsidiary of the Corporation. Each share of MCHN common stock outstanding on May 2, 1992, was converted into
2.24 shares (adjusted for the stock split) of the Corporation's common stock. The Corporation issued approximately 34.2 million shares (adjusted for the stock split) of common stock and cash in lieu of fractional shares for all of the outstanding shares of MCHN. The acquisition was accounted for as a pooling-of-interests.

3. LOANS

      Total loans outstanding were recorded net of unearned income of $85,685,000 in 1993 and $85,692,000 in 1992.

      Activity in the allowance for loan losses follows:

                                       For the Calendar Year
                               ----------------------------------
(In Thousands)                   1993          1992       1991
- -----------------------------------------------------------------
Balance at beginning of year    $383,849      $385,866   $327,285
   Acquired allowance             50,756         2,479     17,651
   Provision                      93,089       129,361    251,076
   Loans charged off            (144,490)     (186,528)  (259,898)
   Recoveries                     60,208        52,671     49,752
                                --------      --------   --------
   Net charge-offs               (84,282)     (133,857)  (210,146)
                                --------      --------   --------
Balance at end of year          $443,412      $383,849   $385,866
                                ========      ========   ========


      At December 31, 1993, nonaccrual, reduced-rate, and renegotiated loans were $151,343,000, and other real estate owned was $57,807,000. At December 31, 1992, the corresponding amounts were $223,738,000 and $143,693,000, respectively.

      In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting By Creditors For
Impairment of a Loan." The Corporation plans to adopt this standard on January 1, 1995 and does not expect the adoption to have a material impact on financial position or results of operations.


4. SECURITIES

     On December 31, 1993, the Corporation adopted the requirements of SFAS 115. The most significant impact of the new accounting requirements is that unrealized holding gains and losses on securities classified as available for sale are recorded in stockholders' equity. Previously, these securities were recorded at the lower of amortized cost or market, with unrealized losses, if any, reported in earnings. The adoption did not have a material effect on the results of operations for the year ended December 31, 1993 and prior period financial statements have not been restated. In accordance with SFAS 115, stockholders' equity at December 31, 1993 was increased $35.0 million (net of $18.8 million in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available for sale, previously carried at lower of amortized cost or market. Also at December 31, 1993, certain securities netting to $617 million (at cost) were reclassified between held to maturity and available for sale in contemplation of adopting SFAS 115.

     The following is a summary of securities held to maturity and available for sale:


                                         DECEMBER 31, 1993
                          -------------------------------------------------
                                      UNREALIZED  UNREALIZED      MARKET
(In Thousands)               COST        GAINS      LOSSES         VALUE
- ---------------------------------------------------------------------------
Held to maturity:
   U.S. Treas. and Fed.
     agency debentures      $205,411      $1,682          $--       $207,093


   Mortgage-backed
     securities              804,830        8,260        4,214       808,876
   States and political
     subdivisions            604,916       58,770        3,735       659,951
   Other                     147,868        1,092           25       148,935
                          ----------     --------     --------    ----------
     Total held to
       maturity            1,763,025       69,804        7,974     1,824,855
Available for sale:
   U.S. Treas. and Fed.
     agency debentures     1,094,907       24,699        3,771     1,115,835
   Mortgage-backed
     securities            2,070,502       11,667        2,789     2,079,380
   States and political
     subdivisions             31,973          854           --        32,827
   Other                     152,015       27,693        4,549       175,159
                          ----------    ---------     --------   -----------
     Total available
       for sale            3,349,397       64,913       11,109     3,403,201
                          ----------     --------      -------    ----------
     Total securities     $5,112,422     $134,717      $19,083    $5,228,056
                          ==========     ========      =======    ==========

                                          DECEMBER 31, 1992
                               -------------------------------------------
                                        Unrealized  Unrealized   Market
(In Thousands)                     Cost    Gains      Losses      Value
- --------------------------------------------------------------------------
Held to maturity:
   U.S. Treas. and Fed.
    agency debentures            $381,571    $4,297       $--     $385,868
   Mortgage-backed
    securities                    822,143    10,122     2,638      829,627
   States and political
    subdivisions                  794,629    74,346     4,120      864,855
   Other                          360,022     6,446     4,622      361,846
                               ----------  --------   -------   ----------
    Total held to maturity      2,358,365    95,211    11,380    2,442,196
Available for sale:
   U.S. Treas. and Fed.
    agency debentures             816,353    14,123     1,906      828,570
   Mortgage-backed
    securities                  2,241,266    24,211     6,317    2,259,160
   Other                           82,555    12,963     1,649       93,869
                               ----------  --------   -------   -----------
    Total available for sale    3,140,174    51,297     9,872    3,181,599
                               ----------  --------   -------   ----------
    Total securities           $5,498,539  $146,508   $21,252   $5,623,795
                               ==========  ========   =======   ==========


       The market values of securities are based on quoted market prices, where available, and on quoted market prices of comparable instruments when specific quoted prices are not available.

       The following table shows the carrying value and market value of securities at December 31, 1993 by maturity:

                                                      Available
                          Held to Maturity            for Sale
                        ----------------------  ----------------------
                                       Market                  Market
(In Thousands)             Cost        Value       Cost        Value
- ----------------------------------------------------------------------
Due in 1 year or less     $668,611    $673,928    $149,012    $147,075
Due in 1 to 5 years        804,499     844,103   2,787,572   2,819,748
Due in 5 to 10 years       164,150     169,179     254,079     254,306
Due after 10 years         125,765     137,645     158,734     182,072
                        ----------  ----------  ----------  ----------
                        $1,763,025  $1,824,855  $3,349,397  $3,403,201
                        ==========  ==========  ==========  ==========

       Mortgage-backed securities and other securities which may have prepayment provisions are assigned to a maturity category based on estimated average lives.

       In 1993, 1992 and 1991, gross gains of $16.3 million, $28.6 million, and $29.0 million and gross losses of $4.4 million, $2.9 million, and $3.3 million were realized, respectively. Proceeds from the sale of securities totaled $2,595 million, $1,254 million, and $1,891 million in 1993, 1992 and 1991, respectively.

       At December 31, 1993, the carrying value of securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $2,462,449,000.

       At December 31, 1993, there were no securities of a single issuer, other than U.S. Treasury securities and other
U.S. government agencies, which exceeded 10% of stockholders' equity.


5. FAIR VALUE OF FINANCIAL INSTRUMENTS

       Fair value disclosures of financial instruments are made to comply with the requirements of SFAS 107 "Disclosures
About Fair Value of Financial Statements". The market value of securities, as presented in Note 4, is based primarily upon quoted market prices. For substantially all other financial instruments, the fair values are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. Fair values are based on estimates using present value and other valuation techniques in instances where quoted market prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments.

       SFAS 107 also excludes certain items from its disclosure requirements. These items include non-financial assets, intangibles and future business growth, as well as certain liabilities such as pension and other post-retirement benefits, deferred compensation arrangements and leases. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

       Portions of the unrealized gains and losses inherent in the valuation are a result of management's program to manage overall interest rate risk and represent a point-in-time valuation. It is not management's intention to immediately dispose of a significant portion of its financial instruments and, thus, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

       The following table presents the estimates of fair value of financial instruments at December 31, except for securities which are disclosed in Note 4:


                                      1993               1992
                               -----------------  -------------------
                               CARRYING    FAIR   Carrying    Fair
(In Millions)                    VALUE     VALUE    Value     Value
- ---------------------------------------------------------------------
Assets:
   Cash and cash equivalents     $3,391    $3,391    $3,926    $3,926
   Loans held for sale              509       509       384       384
   Loans receivable              20,777    20,990    18,354    18,218
   Allowance for loan losses       (443)       --      (384)       --
   Trading account assets           150       150        13        13
Liabilities:
   Demand deposits               $5,215    $5,215    $4,819    $4,819
   Time deposits                 17,848    17,916    17,766    17,919
   Short-term borrowings          4,352     4,352     3,271     3,271
   Long-term debt                   510       538       328       341
   Other liabilities                119       119        92        92
Off-Balance Sheet Instruments:
   Interest rate swaps:
     Receive fixed rates            $--       $34       $--       $45
     Pay fixed rates                 --       (23)       --       (40)
   Interest rate caps and floors     13        46         8        18
   Futures, forwards and
     options                          1         1         5         1
   Commitments to extend
     credit                          (9)       (9)       (6)       (6)
   Standby letters of credit         (1)       (1)       (1)       (1)

       The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

       CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values. For purposes of this disclosure only, cash equivalents include Federal funds sold, security resale agreements, Eurodollar time deposits, customers' acceptance liability, accrued interest receivable, and other short-term money market investments.

       LOANS RECEIVABLE AND LOANS HELD FOR SALE: For performing variable-rate loans that reprice frequently and loans held for sale, estimated fair values are based on carrying values. The fair values for loans are estimated using a discounted cash flow calculation that applies interest rates used to price new, similar loans to a schedule of aggregated expected monthly maturities, adjusted for market and credit risks.

       DEPOSIT LIABILITIES: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

       SHORT-TERM BORROWINGS: The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, commercial paper, and other short-term borrowings approximate their fair values.

       LONG-TERM DEBT: The fair values of the Corporation's long-term borrowings (other than deposits) and certain other borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

       OFF-BALANCE SHEET INSTRUMENTS: The amounts shown under carrying value represent accruals or deferred income (fees) arising from the related unrecognized financial instruments. Fair values for the Corporation's off-balance sheet instruments (futures, swaps, forwards, options, guarantees, and lending commitments) are based on quoted market prices (futures); current settlement values (financial forwards); quoted market prices of comparable instruments;
fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (guarantees, loan commitments); or, if there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).

6. CASH AND DEMAND BALANCES DUE FROM BANKS

       The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The consolidated average amount of those reserve balances was $317 million for 1993.


7. PROPERTIES AND EQUIPMENT

       A summary of properties and equipment follows:

                                                  December 31
                                            -----------------------
(In Thousands)                                1993           1992
- -------------------------------------------------------------------
Land                                         $66,424        $60,719
Buildings and leasehold improvements         370,591        349,220
Equipment                                    402,749        378,527
                                            --------       --------
                                             839,764        788,466
Less accumulated depreciation
  and amortization                           453,545        419,138
                                            --------       --------
Net properties and equipment                $386,219       $369,328
                                            ========       ========

       The Corporation and certain of its subsidiary banks occupy their respective headquarters offices under long-term operating leases and, in addition, lease certain data processing equipment. The aggregate minimum annual rental commit-ments under these leases is approximately $41.1 million in 1994, $39.4 million in 1995, $37.8 million in 1996,
$30.4 million in 1997, $26.2 million in 1998, and $90.7 million thereafter (extending primarily through the year 2007).

       Total expense recorded under all operating leases in 1993, 1992 and 1991 was $59,960,000, $57,356,000, and
$49,484,000, respectively.

8. BORROWED FUNDS

       The composition of borrowed funds follows:

                                                 December 31
                                          -------------------------
(In Thousands)                               1993          1992
- -------------------------------------------------------------------
U.S. Treasury demand notes and
 Federal funds borrowed - term            $  309,832     $  307,414
Trading account liabilities - short sales         --             56
Securities sold with recourse                 12,805         25,610
Notes payable to Student Loan
 Marketing Association                       243,400        243,400
Military banking liabilities                 185,493        364,757
Other                                         50,632         71,604
                                          ----------    -----------
   Bank subsidiaries                         802,162      1,012,841
Commercial paper                             398,790        377,542
Other                                             59          2,837
                                          ----------    -----------
   Other subsidiaries                        398,849        380,379
                                          ----------     ----------
    Total                                 $1,201,011     $1,393,220
                                          ==========     ==========


       Securities sold with recourse represent the proceeds from the sale of certain securities by a subsidiary bank under a put option, whereby the buyer may require purchase at a predetermined price. This arrangement has been accounted for as a secured borrowing for financial reporting purposes.

     Pursuant to the terms of a contract with the U.S. Department of Defense, National City Bank, Indiana, a principal banking subsidiary of the Corporation, manages a military banking network which provides retail banking services to U.S. military personnel and certain related parties. Total assets under fiduciary management approximated
$813 million at year-end. In conjunction with the contract, certain funds relating to the military banking network are placed with National City Bank, Indiana and are included in Borrowed Funds as military banking liabilities. The current contract extends through September 30, 1994.

     The $243,400,000 floating rate notes payable to Student
Loan Marketing Association are due in March 1994. The notes are secured by and provide funding for student loan receivables.

9. CORPORATE LONG-TERM DEBT

     The composition of corporate long-term debt follows:

                                                December 31
                                           ----------------------
(In Thousands)                               1993         1992
- -----------------------------------------------------------------
8 3/8% Notes due 1996                      $100,000      $100,000
  Less discount                                (174)         (255)
Floating Rate Subordinated Notes due 1997    75,000        75,000
  Less discount                                 (58)          (76)
Floating Rate Notes due 1997                 50,000        50,000
  Less discount                                 (80)         (100)
Floating Rate Notes due 1994                  5,000         5,000
9 7/8% Subordinated Notes due 1999           65,000        65,000
  Less discount                                (268)         (315)
Medium-Term Notes                             6,000        25,000
  Less discount                                  (9)          (20)
Other                                         7,609         4,279
                                           --------      --------
  Total parent company                      308,020       323,513
6 1/2% Subordinated Notes Due 2003          200,000            --
  Less discount                                (699)           --
Other                                         2,852         4,085
                                           --------      --------
  Total subsidiaries                        202,153         4,085
                                           --------      --------
    Total                                  $510,173      $327,598
                                           ========      ========

     On January 1, 1993, mergers of certain subsidiary holding companies into the parent company occurred. For comparative purposes, these obligations are reflected in the parent company section of the preceding table for all periods presented.

     The 8 3/8% Notes pay interest semiannually and may not be redeemed prior to maturity.

     The $75 million Floating Rate Subordinated Notes bear quarterly interest payments at a rate of 12.5 basis points over the three-month Eurodollar deposit rate, subject to a floor of 5.25% (actual rate at December 31, 1993). The interest rate on the $50 million Floating Rate Notes is 12.5 basis points over the three-month Eurodollar deposit rate (3.50% at December 31, 1993), adjusted quarterly. Both floating rate note issues may be redeemed at the option of the Corporation, in whole or in part, at their principal amount.


      The $5 million Floating Rate Notes pay interest semiannually at an annual rate of 20 basis points over the six-month Eurodollar deposit rate (3.70% at December 31, 1993).
The notes are redeemable at the option of the Corporation.

      The 9 7/8% Subordinated Notes pay interest semiannually.
These notes are not redeemable prior to maturity.

      The Medium-Term Notes are due at varying dates through 1994 and carry interest rates ranging from 7.625% to 9.30% with semiannual payments of interest. These notes are not redeemable.

      In April 1993, the Corporation's Cleveland and Columbus bank subsidiaries issued $125 million and $75 million, respectively, of 6 1/2% subordinated notes. Interest on the notes is payable semiannually. The notes are not redeemable prior to their maturity in 2003. The notes qualify as tier 2 capital for regulatory purposes.

      A credit agreement with a group of banks allows the Corporation to borrow up to $200 million until December 31, 1995, with a provision to extend the expiration date for one year at each anniversary date, under certain circumstances.
The Corporation pays an annual facility fee of 1/4 percent on the amount of the line. The agreement contains several financial covenants, including a limitation on future dividends and other distributions of $1,256,366,000 at December 31, 1993, plus 70% of future consolidated net income. There were no borrowings outstanding under this agreement at December 31, 1993.

      Corporate long-term debt maturities for the next five years are as follows: $13,535,000 in 1994; $225,000 in 1995;
$100,224,000 in 1996; $125,242,000 in 1997; and $1,960,000
in 1998.

10. PREFERRED STOCK AND EMPLOYEE STOCK
     OWNERSHIP PLAN

      At December 31, 1993 and 1992, the Corporation had outstanding 793,240 and 800,000, respectively, shares of 8% Cumulative Convertible Preferred Stock in the form of 3,966,200 and 4,000,000 depositary shares, respectively, at a stated value of $50.00 per depositary share. Each depositary share represents a one-fifth interest in a preferred share. The preferred stock is convertible at the option of the holder into
2.384 common shares per depositary share. Accordingly, 9,455,420 shares of common stock have been reserved for conversion of the preferred stock. The preferred stock is redeemable at the option of the Corporation, in whole or in part, on or after May 1, 1996 and for each 12-month period thereafter through the year 2000, at redemption prices of $52.00, $51.60, $51.20, $50.80 and $50.40, respectively, and thereafter, at $50.00 per depositary share plus, in each case, dividends accrued and unpaid to the redemption date. The shares have a liquidation value of $250.00 per share ($50.00 per depositary share), or $198,310,000 in aggregate, plus accrued and unpaid dividends to date of liquidation.

      As a consequence of the merger with MCHN, the Corporation assumed the obligations and benefits of the MCHN Employee Stock Ownership Plan (ESOP). On July 1,
1992, the ESOP was merged into the National City Savings and Investment Plan (a contributory benefit plan offered for substantially all employees). The original ESOP was established through the purchase of stock on the open market at a cost of $30,490,000. The funding was made available through an agreement between MCHN and an independent trustee whereby MCHN provided a loan to the ESOP Trust for the purpose of acquiring the shares. The shares presently held by the ESOP (totalling 2,194,401 of the Corporation's common shares) will be used to fulfill the Corporation's future commitment to participants in the Corporation's benefit plans. During 1993, the Corporation allocated 576,901 shares to the benefit plan participants. Company contributions plus dividends earned on the unallocated shares are used to service the loan and acquire additional shares, which are allocated to benefit plan participants. Company contributions totaled $8,181,022 and $5,639,171 in 1993 and 1992, respectively.
Dividends earned by the ESOP in 1993 and 1992 were $2,737,768 and $2,271,292, respectively. The tax benefit for dividends paid on shares held by the ESOP is recorded directly to retained earnings.

11. NET INCOME PER COMMON SHARE

      Net income per common share is based upon net income after preferred dividend requirements and the average number of common shares outstanding, adjusted for the dilutive effect of outstanding stock options. Fully diluted earnings per share is based upon net income and the average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and the assumed conversion of preferred stock.

      The calculation of net income per common share, adjusted for the two-for-one stock split, follows:

                                     For the Calendar Year
(Dollars In Thousands Except -------------------------------------
Per Share Amounts)                1993       1992        1991
- ------------------------------------------------------------------
PRIMARY:
  Net income                    $403,997    $346,923      $236,805
  Less preferred dividends        15,966      16,000        11,200
                             -----------  ----------    ----------
  Net income applicable
   to common stock              $388,031     $330,923     $225,605
                             ===========  ===========  ===========
  Average common shares
   outstanding               161,163,816  158,011,980  154,430,222
                             ===========  ===========  ===========
  Net income per common share      $2.41        $2.09        $1.46
                             ===========  ===========  ===========
  ASSUMING FULL DILUTION:
  Net income                    $403,997     $346,923     $236,805
                             ===========  ===========  ===========
  Pro forma fully diluted
   average common shares
   outstanding               170,683,512  168,065,372  162,984,912
                             ===========  ===========  ===========
  Pro forma fully diluted
   net income per share            $2.37        $2.06        $1.45
                             ===========  ===========  ===========


12. PARENT COMPANY AND REGULATORY
     RESTRICTIONS

     At December 31, 1993, retained earnings of the parent company included $1,330.1 million of equity in undistributed earnings of subsidiaries.

     Dividends paid by the parent company's subsidiary banks are subject to various legal and regulatory restrictions. In 1993, subsidiary banks declared and paid $699.6 million and $543.4 million, respectively, in dividends to the parent company. In 1994, bank subsidiaries may pay the parent company, without prior regulatory approval, approximately $96.0 million of dividends.

     Under Section 23A of the Federal Reserve Act, as amended, loans from subsidiary banks to nonbank affiliates, including the parent company, are required to be collateralized.

     Commercial paper of $398.8 million outstanding at December 31, 1993 is guaranteed by the parent company.

     Condensed parent company-only financial statements, which include transactions with subsidiaries, follow:

BALANCE SHEETS
                                                  December 31
                                           ----------------------
(In Thousands)                                  1993       1992
- -----------------------------------------------------------------
ASSETS
   Cash and demand balances due
     from banks                            $    2,733  $    4,454
   Loans to and accounts receivable
     from subsidiaries                        301,211     124,637
   Securities                                 116,404      44,884
   Investments in:
     Subsidiary bank holding
       companies and banks                  2,407,320   2,403,388
     Nonbank subsidiaries                     206,902      69,578
   Goodwill, net of accumulated
     amortization of $27,559 and
     $25,421, respectively                     52,116      54,254
   Other assets                                56,465      23,492
                                           ----------  ----------
     Total assets                          $3,143,151  $2,724,687
                                           ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Corporate long-term debt                $  308,020  $  176,621
   Accrued expenses and other liabilities      71,864      48,180
                                           ----------  ----------
     Total liabilities                        379,884     224,801
   Stockholders' equity                     2,763,267   2,499,886
                                           ----------- ----------
     Total liabilities and
       stockholders' equity                $3,143,151  $2,724,687
                                           ==========  ==========

STATEMENTS OF INCOME

                                        For the Calendar Year
                                    ------------------------------
(In Thousands)                        1993       1992      1991
- ------------------------------------------------------------------
INCOME
   Dividends from:
    Subsidiary bank holding
      companies and banks           $715,869   $100,000   $152,000
    Nonbank subsidiaries               4,448      1,000      8,196
   Interest on loans to
    subsidiaries                       4,431      2,788      5,550
   Interest and dividends on
    securities                         2,396      2,986      3,740
   Security gains                        970      5,657      4,366
   Other income                        7,969         --         --
                                    --------   --------   --------
    Total income                     736,083    112,431    173,852
EXPENSE
   Interest on corporate
    long-term debt                    23,821     13,241     14,083
   Goodwill amortization               2,138      2,081      2,030
   Other expense                      43,197     52,434     34,486
                                    --------   --------   --------
    Total expense                     69,156     67,756     50,599
                                    --------   --------   --------
   Income before taxes and
    equity in undistributed
    income of subsidiaries           666,927     44,675    123,253
   Income tax (benefit)              (32,148)   (20,207)   (15,382)
                                    --------   --------   --------
   Income before equity in
    undistributed net income
    of subsidiaries                  699,075     64,882    138,635
   Equity in undistributed
    (distributed) net income of
    subsidiaries                    (295,078)   282,041     98,170
                                    --------   --------   --------
      Net income                    $403,997   $346,923   $236,805
                                    ========   ========   ========

       The following table presents supplemental cash flow information:

                                        For the Calendar Year
(In Millions)                         1993       1992      1991
- ----------------------------------------------------------------
Interest paid                         $ 24        $13       $14
Long-term debt assumed in merger
  of subsidiaries                      151         --        --
Shares issued in purchase
  acquisitions and additional
   investment in subsidiaries          141         --        --
Unrealized appreciation in
  securities:
   Securities                           14         --        --
   Stockholders' equity                  9         --        --
   Deferred taxes                        5         --        --


STATEMENTS OF CASH FLOWS

                                          For the Calendar Year
                                     -------------------------------
(In Thousands)                          1993       1992      1991
- --------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                         $ 403,997  $ 346,923  $ 236,805
  Adjustments to reconcile
    net income to net cash
    provided by
    operating activities:
  Equity in undistributed net
    income of subsidiaries             295,078   (282,041)   (98,170)
  Amortization of goodwill               2,138      2,081      2,030
  Decrease (increase) in dividends
    receivable from subsidiaries      (126,169)    45,500    (93,200)
  Noncash dividends from
    subsidiaries                            --         --       (296)
  Security gains                          (970)    (5,657)    (4,366)
  Other, net                           (13,294)    19,709        292
                                     ---------  ---------  ---------
    Net cash provided by
      operating activities             560,780    126,515     43,095
Investing Activities:
  Net change in short-term
    money market investments           (27,900)    70,000    (97,300)
  Purchases of securities             (126,641)   (41,983)  (132,122)
  Sales and maturities of
    securities                          69,833     41,164    130,715
  Principal collected on loans
    to subsidiaries                    283,107     16,275      1,750
  Loans to subsidiaries               (306,507)   (21,925)    (4,988)
  Investment in subsidiaries          (119,006)   (78,836)   (11,542)
                                     ---------  ---------  ---------
    Net cash (used)
      by investing activities         (227,114)   (15,305)  (113,487)
FINANCING ACTIVITIES:
  Repayment of corporate
    long-term debt                     (19,236)      (513)      (999)
  Common and preferred
    dividends                         (185,391)  (146,881)  (122,578)
  Issuance of common stock              28,469     36,211      7,841
  Issuance of preferred stock               --         --    195,072
  Repurchase of stock                 (168,920)    (1,118)   (10,518)
  Shares distributed by ESOP             9,691      4,835         --
                                     ---------  ---------  ---------
    Net cash (used) by
      financing activities            (335,387)  (107,466)    68,818
                                     ---------  ---------  ---------
  Increase (decrease) in cash
    and demand balances due
    from banks                          (1,721)     3,744     (1,574)
  Cash and demand balances
    due from banks, January 1            4,454        710      2,284
                                     ---------  ---------  ---------
  Cash and demand balances
    due from banks, December 31      $   2,733  $   4,454  $     710
                                     =========  =========  =========

13. STOCK OPTIONS AND AWARDS

         The Corporation was authorized in 1993 to grant 10,000,000 shares of common stock (adjusted for the stock split) under a stock option plan. The Corporation's stock option plans authorize the issuance of options to purchase common stock to officers and key employees at the market price of the shares at the date of grant. Options become exercisable to the extent of either 25% or 50% annually beginning one year from the date of grant.

         The Corporation was authorized in 1991 to grant
1,000,000 shares of common stock (adjusted for the stock split) under a Restricted Stock Plan. These shares are issued to officers and directors of the Corporation. In general, the restrictions on directors' shares granted after 1992 expire after nine months and grants to officers expire over a four-year period. The Corporation generally recognizes additional compensation expense over the restricted period.

     A summary of the stock options and award activity is as follows:

                             Shares
            ------------------------------------------
            Available for Grant      Outstanding            Range of
            ------------------------------------------    Option Price
             Awards & Options     Awards      Options       per Share
- ----------------------------------------------------------------------
December 31, 1990     4,436,678               7,542,298  $3.69 - 18.06
   Authorized         1,000,000
   Cancelled              1,000     (1,000)
   Expired               92,298                 (99,856)
   Exercised                                   (719,130)  3.69 - 18.06
   Granted           (1,885,320)    169,900   1,715,420   7.55 - 17.19
                     ----------    --------   ---------
December 31, 1991     3,644,656     168,900   8,438,732   3.69 - 18.06
   Cancelled             41,200      (2,800)    (41,174)
   MCHN
     shares expired    (282,240)
   Exercised                         (4,600) (3,036,954)  3.69 - 18.06
   Granted           (1,479,500)      8,900   1,470,600          22.00
                     ----------     -------   ---------
December 31, 1992     1,924,116     170,400   6,831,204   6.08 - 22.00
   Authorized        10,000,000
   Cancelled             75,642      (4,008)    (71,634)
   Exercised                        (25,992) (1,017,321)  6.08 - 22.00
   Granted           (1,685,950)    103,350   1,582,600          24.88
                     ----------     -------   ---------
December 31, 1993    10,313,808     243,750   7,324,849  $6.31 - 24.88
                     ==========     =======   =========


       At December 31, 1993 and 1992, options for 5,033,577 and 4,624,242 shares, respectively, were exercisable at a price range of $6.31 to $24.88 and $6.08 to $22.00 per share, respectively.

14. PENSION PLANS

      The Corporation has a noncontributory, defined benefit retirement plan covering substantially all employees. Retirement benefits are based upon the employees' length of service and salary levels. Actuarially determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amount required by the Employee
Retirement Income Security Act of 1974. The Corporation also sponsors supplemental retirement plans for certain key employees.


      The defined benefit pension plan's funded status (at its year-end September 30) and the status of the supplemental retirement plans follow:

(In Thousands)                                        1993        1992
- -------------------------------------------------------------------------
Projected benefit obligation:
   Vested benefits                                  $260,779     $200,200
   Nonvested benefits                                 14,237       10,643
                                                    --------     --------
   Accumulated benefit obligation                    275,016      210,843
   Effect of projected future compensation levels     73,199       55,857
                                                    --------     --------
Projected benefit obligation                         348,215      266,700
Plan's assets at fair value, primarily stocks
   and bonds, including $14.4 million and
   $12.1 million in the common stock of the
   Corporation for 1993 and 1992, respectively       305,216      265,380
                                                    --------     --------
Funded status - plan assets less than
   projected benefit obligation                     $(42,999)    $ (1,320)
                                                    ========     ========
Comprised of:
   Unrecognized net gains (losses)                  $(28,327)    $ 12,256
   Unrecognized net assets being recognized
     over 15 years                                    25,792       27,063
   Less accrued pension liability on
     balance sheet                                    40,464       40,639
                                                    --------     --------
                                                    $(42,999)    $ (1,320)
                                                    =========    ========

      Assumptions used in the valuation of the defined benefit pension plan at its year end (September 30) and the supplemental retirement plans follow:

                                      1993        1992      1991
- ---------------------------------------------------------------------
Weighted average discount rate        7.25%       8.25%   7.25- 8.00%
Average assumed rate of
  compensation increase               5.00        5.25    5.00- 5.50
Long-term rate of return on assets   10.00        9.50    9.00-10.00

      Net defined benefit pension plan costs include the following components:

                                        For the Calendar Year
                                   ---------------------------------
(In Thousands)                      1993         1992        1991
- --------------------------------------------------------------------
Service cost - benefits earned
   during year                      $15,066     $14,344       $11,997
Interest cost on projected
   benefit obligation                23,966      20,656        18,777
Actual (return) loss on
   plan assets                      (25,072)    (33,950)      (50,471)
Net amortization and deferral        (2,128)      9,417        27,895
                                    -------     -------       -------
Net periodic pension cost           $11,832     $10,467       $ 8,198
                                    =======     =======       =======


      The Corporation also sponsors a defined contribution plan for substantially all employees. The Corporation may make contributions to the plan in varying amounts depending on the level of employee contributions. For the years ended 1993, 1992, and 1991, the expenses related to this plan were $8,347,000, $3,275,000, and $11,891,000, respectively.

15. OTHER POSTRETIREMENT BENEFIT PLANS

      The Corporation has a benefit plan which provides postretirement medical and life insurance benefits to all employees who have attained the age of 55 and have at least
10 years of service (five years of service if age 65 or older.) The medical portion is contributory and the life insurance coverage is noncontributory to the participants. For any employee who retired on or after April 1, 1989, the Corporation's medical contribution is fixed, based on years of service and age at retirement. The accounting for the medical portion anticipates contributions for retirees prior to April 1, 1989, to continue to increase as a proportion of the total costs of the plan. The Corporation reserves the right to terminate or make plan changes at any time.

     The Corporation has no plan assets attributable to the postretirement benefit plan. The following table presents the plan's status at December 31, reconciled with amounts recognized in the Corporation's balance sheet:

(In Thousands)                                       1993       1992
- ---------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                         $31,221    $26,476
   Fully eligible active plan participants            8,401      6,940
   Other active plan participants                    12,873      9,898
                                                    -------     ------
Accumulated postretirement benefit obligation        52,495     43,314
Unrecognized net loss                                (7,072)    (3,329)
Unrecognized transition obligation                  (32,980)   (34,706)
                                                    -------     ------
Accrued postretirement benefit cost                 $12,443     $5,279
                                                    =======     ======

     Net periodic postretirement benefit costs include the following components:

                                   For the Calendar Year
                                ----------------------------
(In Thousands)                   1993        1992      1991
- ------------------------------------------------------------
Service cost                    $1,067      $  969    $  978
Interest cost                    3,622       3,534     3,183
Amortization of transition
   obligation over 20 years      1,981       1,923     1,642
                                ------      ------    ------
Net periodic postretirement
   benefit cost                 $6,670      $6,426    $5,803
                                ======      ======    ======


     Assumptions used in the valuation of the accumulated postretirement benefit obligation follow:

                                  1993       1992        1991
- --------------------------------------------------------------
Weighted average discount rate    7.50%      8.50%       9.00%
Average salary scale              5.00       5.25        5.50


     The health care trend rate assumption only affects those participants retired under the plan prior to April 1, 1989. The 1994 health care trend rate is projected to be 12.5 percent for participants under 65 and 10.0 percent for participants over
65. These rates are assumed to decrease incrementally by .5 percent per year until they reach 6 percent and remain at that level thereafter. The health care trend rate assumption does not have a significant effect on the medical plan, therefore, a 1 percent change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

     The Corporation will adopt SFAS 112, "Employers
Accounting for Postemployment Benefits," in 1994. The adoption will not have a material impact on the Corporation's financial position or results of operations.


16. INCOME TAXES

     In 1992, the Corporation adopted SFAS 109, "Accounting for Income Taxes. The cumulative effect of adopting SFAS 109 did not have a significant effect on net income in 1992. Income tax expense for 1991 was not restated.

  The composition of income tax expense (benefit) follows:

                                    For the Calendar Year
                               -------------------------------
(In Thousands)                   1993      1992        1991
- --------------------------------------------------------------
Current:
   Federal                     $135,598    $137,603    $84,987
   State                          9,804       1,856      1,710
                               --------    --------    -------
   Total current                145,402     139,459     86,697
                               --------    --------    -------
Deferred:
   Federal                       23,140     (13,571)    (9,320)
   State                        (1,577)      (8,518)        --
                               -------     --------    -------
   Total deferred                21,563     (22,089)    (9,320)
                               --------    --------    -------
Tax expense                    $166,965    $117,370    $77,377
                               ========    ========    =======
   Tax expense applicable
   to security transactions      $4,173    $  8,797     $8,739
                               ========    ========     ======


   The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown below:

                                 For the Calendar Year
                             ------------------------------
                             1993          1992       1991
- -----------------------------------------------------------
Statutory rate               35.0%         34.0%      34.0%
Tax-exempt income            (3.8)         (5.5)     (12.0)
Officers' life insurance     (2.6)         (2.1)      (1.5)
Other                           .6         (1.1)       4.1
                             ----          ----       ----
   Effective tax rate        29.2%         25.3%      24.6%
                             ====          ====       ====

     Significant components of the Corporation's deferred tax liabilities and assets as of December 31 are as follows:

(In Thousands)                        1993           1992
- -----------------------------------------------------------
Deferred tax liabilities:
   Lease accounting                  $68,984        $71,232
   Mark to market adjustments         27,054             --
   Depreciation                       17,109         12,733
   Other - net                        35,649         37,829
                                     -------        -------
   Total deferred tax liabilities    148,796        121,794
Deferred tax assets:
   Provision for losses              155,697        138,549
   Employee benefits accounting       23,520         15,469
   Other - net                        34,273         53,147
                                     -------        -------
   Total deferred tax assets         213,490        207,165
                                     -------        -------
Net deferred tax assets              $64,694        $85,371
                                     =======        =======

17. OFF-BALANCE SHEET FINANCIAL AGREEMENTS

    The following table summarizes the gross contract or notional amounts of off-balance sheet financial instruments:

                                                      December 31
                                              -------------------------
(In Millions)                                      1993        1992
- -----------------------------------------------------------------------
Futures and forward contracts:
   Commitments to purchase                          $--        $25.0
   Commitments to sell                            836.8        510.8
Notional amount of futures:
   Receive fixed rate                                --         50.0
   Pay fixed rate                                  40.0        619.0
Notional amount of interest rate swaps:
   Receive fixed rate                           5,634.6      3,028.4
   Pay fixed rate                                 581.6        723.4
Notional amount of caps, floors, and options:
   Caps or floors written                         437.9        312.9
   Caps or floors purchased                     1,097.9        772.9
   Options contracts purchased                    325.0        273.6
Forward foreign exchange contracts:
   Commitments to purchase                        110.1        200.9
   Commitments to sell                            117.6        207.1


    The Corporation utilizes off-balance sheet financial instruments to manage exposure to changes in interest rates. Market risk is managed to minimize exposure to interest rate changes through the monitoring of cash flows of on- and off-balance sheet financial instruments. Counterparty credit risk related to off-balance sheet instruments is managed by applying the same business and credit standards that are used for on-balance sheet transactions. There are no concentrations of credit risk. The Corporation may require collateral for certain of these instruments. The Corporation has never experienced, nor does it have any reason to expect, a credit loss associated with any off-balance sheet financial agreement.


18. CREDIT COMMITMENTS AND CONTINGENT
    LIABILITIES

     In the normal course of business, the Corporation makes various commitments to extend credit and incurs contingent liabilities which are not reflected in the balance sheet. A summary of these commitments and contingent liabilities follows:

                                            December 31
                                       ---------------------
(In Millions)                            1993         1992
- ------------------------------------------------------------
Commitments to extend credit           $6,567.4     $5,634.6
standby letters of credit               1,242.3      1,309.2

     The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to the Corporation's normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

     In addition, the Corporation's subsidiaries are involved in legal proceedings arising out of their businesses. In management's opinion, the financial statements would not be materially by the outcome of any legal proceedings or commitments and contingent liabilities.

19. QUARTERLY FINANCIAL INFORMATION
    (UNAUDITED)

     Quarterly financial information is contained on page 36.




REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Stockholders
National City Corporation
Cleveland, Ohio

     We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Cleveland, Ohio                   Ernst & Young
January 21, 1994

                                 QUARTERLY DATA

FOURTH QUARTER RESULTS
- ------------------------------------------------------------------------
     Net income for the fourth quarter of 1993 was $103.5
million, or $.62 per common share, compared with $90.1 million, or $.54 per share, for the same period last year.

     The increase in earnings was due predominantly to higher net interest income and fee income.

     Annualized return on average common equity for the fourth quarter was 15.74%, compared with 15.23% for the fourth quarter 1992. Annualized return on average assets was 1.35% in 1993 versus 1.25% in 1992.

     Average earning assets and average deposits for the quarter increased 5.6% and 3.5%, respectively, from the fourth quarter last year, primarily due to the acquisition of Ohio
Bancorp.


     Net interest income on a fully taxable equivalent basis for the quarter was $315.7 million, which reflects a 4.5% increase over $302.1 million for the same period last year.

     Fees and other income increased 15.8% to $214.3 million over the prior year fourth quarter due mainly to higher item processing revenue that was the result of acquisitions.

     Noninterest expenses increased slightly to $359.5 million, compared to $344.3 million a year ago. The net increase was due entirely to 1993 acquisitions. Excluding acquisitions, noninterest expenses declined by 4%.


QUARTERLY FINANCIAL INFORMATION

   The following is a summary of unaudited quarterly results of operations for the years 1993, 1992, and 1991:

(Dollars in Thousands Except Per Share Amounts)
                                                  First       Second       Third       Fourth      Full Year
- -------------------------------------------------------------------------------------------------------------
1993
Interest income                                 $467,716     $467,138     $469,156    $486,154     $1,890,164
Interest expense                                 173,716      170,095      167,652     178,647        690,110
Net interest income                              294,000      297,043      301,504     307,507      1,200,054
Provision for loan losses                         25,382       23,896       23,861      19,950         93,089
Security gains                                     2,509        3,195        2,851       3,367         11,922
Net overhead                                     136,841      131,905      133,925     145,254        547,925
Income before income taxes                       134,286      144,437      146,569     145,670        570,962
Net income                                        95,322      102,454      102,676     103,545        403,997
Net income applicable to common stock             91,322       98,454       98,676      99,579        388,031
Net income per common share                          .57          .61          .61         .62           2.41
Dividends paid per common share                      .26          .26          .27         .27           1.06

1992
Interest income                                 $538,481     $516,171     $494,143    $483,531     $2,032,326
Interest expense                                 254,719      228,376      205,277     191,209        879,581
Net interest income                              283,762      287,795      288,866     292,322      1,152,745
Provision for loan losses                         41,816       38,582       27,791      21,172        129,361
Security gains                                     7,546        4,364        3,953       9,834         25,697
Net overhead                                     135,994      142,820      146,651     159,323        584,788
Income before income taxes                       113,498      110,757      118,377     121,661        464,293
Net income                                        82,105       85,145       89,623      90,050        346,923
Net income applicable to common stock             78,105       81,145       85,623      86,050        330,923
Net income per common share                          .50          .51          .54         .54           2.09
Dividends paid per common share                     .235         .235         .235        .235            .94

1991
Net income                                       $60,783      $65,545      $69,884     $40,593       $236,805
Net income per common share                          .39          .41          .42         .24           1.46

Common stack and per share data have been adjusted for the two-for-one stock split declared and paid in July 1993.

                                   FORM 10-K

      The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient and comprehensive information on 1993 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1993       Commission file number 1-10074

                           NATIONAL CITY CORPORATION
             (Exact name of registrant as specified in its charter)

    Delaware (State or Other Jurisdiction of Incorporation or Organization)
                34-1111088 (I.R.S. Employer Identification No.)

                 1900 East Ninth Street, Cleveland, Ohio 44114
                    (Address of principal executive offices)

                             44114-3484 (Zip Code)

        Registrant's telephone number, including area code, 216-575-2000

          Securities registered pursuant to Section 12(b) of the Act:
     Depositary Shares each representing a one-fifth interest in a share of National City Corporation 8% Cumulative Convertible Preferred Stock, without par value,
                     registered on New York Stock Exchange
           (Title of Class and name of Exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
             National City Corporation $4.00 Par Value Common Stock
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              -----     -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

  State the aggregate market value of the voting stocks held by nonaffiliates of the registrant as of December 31, 1993-$3,803,211,000
 Indicate the number of shares outstanding of each of the registrant's classes of common stock,
                            as of December 31, 1993.

                  Common Stock, $4.00 Par Value - 158,779,611

                      Documents Incorporated By Reference:
 Portions of the registrant's Proxy Statement (to be dated approximately March
                                 4, 1994) are
    incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation;
    Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.

FORM 10-K CROSS REFERENCE INDEX

PART I                                                  Pages
                                                        -----
  Item 1 - Business
     Description of Business                             38-39
     Average Balance Sheets/Interest/Rates               20-21
     Volume and Rate Variance Analysis                      14
     Securities                                            7-8
     Loans                                                 5-6
     Risk Elements of Loan Portfolio                     16-18
     Loan Loss Experience                                16-18
     Allocation of Allowance for Loan Losses             16-18
     Deposits                                         8, 20-21
     Financial Ratios                                       19
     Short-Term Borrowings                            8, 29-30
  Item 2 -- Properties                                      39
  Item 3 -- Legal Proceedings                               39
  Item 4 -- Submission of Matters to a Vote of Security
             Holders - None


PART II

  Item 5 -- Market for the Registrant's Common
             Equity and Related Stockholder Matters          9
  Item 6 - Selected Financial Data                          19
  Item 7 - Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations                                4-18
  Item 8 - Financial Statements and
             Supplementary Data                          22-36
  Item 9 - Changes in and Disagreements with
             Accountants on Accounting and Financial
             Disclosure - None

PART III
  Item 10 -- Directors and Executive Officers of the
               Registrant - Note (1)
             Executive Officers                               39
             Compliance with Section 16(a) of the
               Securities Exchange Act - Note (1)
  Item 11 -- Executive Compensation - Note (1)
  Item 12 -- Security Ownership of Certain Beneficial
               Owners and Management - Note (1)
  Item 13 -- Certain Relationships and Related
               Transactions - Note (1)

PART IV
  Item 14 -- Exhibits, Financial Statement Schedules
               and Reports on Form 8-K
             Report of Ernst & Young,
               Independent Auditors                         35
             Financial Statements:
             Consolidated Statements of Income -
                Calendar Years 1993, 1992 and 1991          22
             Consolidated Balance Sheets -
                December 31, 1993 and 1992                  23
             Consolidated Statements of Cash Flows -
                 Calendar Years 1993, 1992 and 1991         24
           Consolidated Statements of Changes in
             Stockholders' Equity -
             Calendar Years 1993, 1992, and 1991            25
           Notes to Financial Statements                 26-35
     Signatures                                             40


Reports on Form 8-K filed in the fourth quarter of 1993:
  Form 8-K dated October 12, 1993, Item 5. Announcement of the completion of the acquisition of Ohio Bancorp.

  Form 8-K  dated October 27, 1993, Item 5. Announcement of
  Board of Directors' action electing David A. Daberko
  President and Chief Operating Officer of the Registrant.

  Form 8-K dated December 22, 1993, Item 5. Board of
  Directors authorized the purchase of up to 5 million additional shares of the Corporation's issued and outstanding common stock, and up to 4 million depositary shares of its 8%
  Cumulative Convertible Preferred Stock, subject to a combined purchase limit of $200 million.

Exhibits - The index of exhibits has been filed as separate pages of the 1993 Form 10-K and is available to stockholders on request from the Secretary of the Corporation at the principal executive offices. Copies of exhibits may be obtained at a cost of 30 cents per page.

Financial Statement Schedules - Omitted due to inapplicability or because required information is shown in the Financial
  Statements or the Notes thereto.

__________________________________________________________________

Note (1) - Incorporated by reference from the Corporation's
             Proxy Statement to be dated approximately
             March 4, 1994.
__________________________________________________________________


BUSINESS

     At December 31, 1993, National City Corporation ("National City" or "the Corporation") was the second largest bank holding company headquartered in the State of Ohio and approximately the 26th largest in the United
  States on the basis of total assets. National City owns and operates 19 commercial banks having a total of 617 banking offices in Ohio, Kentucky and Indiana. The four largest such subsidiary banks (and only significant subsidiaries) are National City Bank (Cleveland), National City Bank, Columbus; National City Bank, Indiana; and National City Bank, Kentucky. The banks and other subsidiaries and divisions (listed on pages 41 and 42) conduct a variety of financial services businesses. In addition to a general commercial banking business, National City or its subsidiaries are engaged in trust, mortgage banking, merchant banking, leasing, item processing, venture capital, insurance, and other financially related businesses. National City and its subsidiaries had 19,960 full-time equivalent employees at December 31, 1993.

  COMPETITION
     The banking business is highly competitive. The banking subsidiaries of National City compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies, insurance companies and other financial service entities.

SUPERVISION AND REGULATION
     National City is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The
  Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities.

     The Act restricts National City's nonbanking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. National City's banking subsidiaries are subject to limitations with respect to intercompany loans and investments.

     A substantial portion of National City's cash revenues is derived from dividends paid by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 12 on page 31.

     The subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency or the respective state banking department, and are subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC).

     National City's subsidiary banks are also subject to certain state laws of each state in which such a bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks and bank holding companies located in other states. Ohio, Kentucky and Indiana have all adopted nationwide reciprocal interstate banking.

     The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of or any FDIC-assisted transaction involving an affiliated insured bank or savings association.

     The Federal Deposit Insurance Corporation Improvement
  Act of 1991 (the "FDIC Improvement Act") covers a wide expanse of banking regulatory issues. The FDIC
  Improvement Act deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters. Regulations have been proposed to implement this Act, but the full effects of the FDIC Improvement Act generally on the financial services industry, and specifically on the Corporation, cannot now be measured.

     The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of National City and its subsidiary banks cannot be predicted.


PROPERTIES

     National City and its significant subsidiaries occupy their headquarters' offices under long-term leases, and also own freestanding operations centers in Columbus and Cleveland.
   Branch office locations are variously owned or leased.

LEGAL PROCEEDINGS

     National City and its subsidiaries are parties (either as plaintiff or defendant) to a number of lawsuits incidental to their businesses and, in certain lawsuits, claims or counterclaims have been asserted. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, management does not believe the ultimate outcome of these matters will have a material adverse effect on the financial condition or results of operations of the Corporation.


EXECUTIVE OFFICERS

     The Executive Officers of National City (as of
   January 21, 1994) are as follows:

Name                          Age       Position
- ----                          ---       --------
Edward B. Brandon             62        Chairman and Chief
                                        Executive Officer
David A. Daberko              48        President and
                                        Chief Operating Officer
William R. Robertson          52        Deputy Chairman
Morton Boyd                   57        Executive Vice President
Vincent A. DiGirolamo         56        Executive Vice President
Gary A. Glaser                49        Executive Vice President
Jon L. Gorney                 44        Executive Vice President
Charles W. Hall               49        Executive Vice President
William E. MacDonald III      47        Executive Vice President
Robert G. Siefers             48        Executive Vice President
                                          and Chief Financial
                                          Officer
Harold B. Todd, Jr.           52        Executive Vice President
Thomas W. Owen                62        Senior Vice President and
                                          General Auditor
Thomas A. Richlovsky          42        Senior Vice President and
                                          Treasurer
David L. Zoeller              44        Senior Vice President,
                                          General Counsel and
                                          Secretary

     The term of office for executive officers is one year.

     There is no family relationship between any of the above executive officers.

     Mr. Gorney was appointed an executive vice president of the Corporation in 1993. Prior to that time he was a senior vice president of the Corporation since 1991 and senior vice president of National City Bank (Cleveland) from 1988 to 1991.

     Each of the remaining officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized, on January 21, 1994.


NATIONAL CITY CORPORATION


/s/  EDWARD B. BRANDON
____________________________________
EDWARD B. BRANDON
Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on January 21, 1994.


/s/  EDWARD B. BRANDON
____________________________________
Edward B. Brandon
Chairman and Chief Executive Officer




/s/  David A. Daberko         /s/  William R. Robertson
______________________        _________________________
David A. Daberko              William R. Robertson
President and Chief           Deputy Chairman
Operating Officer


/s/  Robert G. Siefers        /s/  Thomas A. Richlovsky
______________________        _________________________
Robert G. Siefers             Thomas A. Richlovsky
Executive Vice President      Senior Vice President
and Chief Financial Officer   and Treasurer


     The Directors of National City Corporation (listed below) executed a power of attorney appointing David L. Zoeller their attorney-in-fact, empowering him to sign this report on their behalf.


Sandra H. Austin           Otto N. Frenzel III
James M. Biggar            Joseph H. Lemieux
Edward B. Brandon          A. Stevens Miles
John G. Breen              Adolph Posnick
David A. Daberko           Burnell R. Roberts
Richard E. Disbrow         William R. Robertson
Daniel E. Evans            Morry Weiss




                  /s/  David L. Zoeller
                  _________________________________
                  By David L. Zoeller
                  Attorney-in-fact

                              CORPORATE DIRECTORY

MEMBER BANKS (Number of Banking Offices)

OHIO


NATIONAL CITY BANKS

Cleveland (94)
   National City Bank
   William E. MacDonald III
   President
   1900 East Ninth Street
   Cleveland, Ohio 44114-3484
   (216) 575-2000

Columbus (124)
   National City Bank, Columbus
   Gary A. Glaser
   President & CEO
   155 East Broad Street
   Columbus, Ohio 43251
   (614) 463-7100

Akron (40)
   National City Bank, Northeast
   J. Christopher Graffeo
   President & CEO
   One Cascade Plaza
   Akron, Ohio 44308-1198
   (216) 375-8300


Dayton (39)
   National City Bank, Dayton
   Frederick W. Schantz
   President & CEO
   6 North Main Street
   Dayton, Ohio 45412-2790
   (513) 226-2000

Toledo (30)
   National City Bank, Northwest
   Robert E. Showalter
   President & CEO
   405 Madison Avenue
   Toledo, Ohio 43603-1263
   (419) 259-7700

Ashland (8)
   National City Bank, Ashland
   Harvey N. Young
   Chairman, President & CEO
   10 West Second Street
   Ashland, Ohio 44805-0218
   (419) 289-2112


Youngstown (29)*
   The Dollar Savings and Trust Company
   Thomas R. Hollern
   President & CEO
   20 Federal Plaza
   Youngstown, Ohio 44503
   (216) 744-9000

East Liverpool (5)*
   The Potters Bank and Trust Company
   Edward A. Coukart
   President & CEO
   200 East Fifth Street
   East Liverpool, Ohio 43920
   (216) 385-0450


Martins Ferry (7)*
   Peoples Banking Company
   Paul W. Soupart, Jr.
   President & CEO
   30 South Fourth Street
   Martins Ferry, Ohio 43935
   (614) 633-3151


Minerva (3)*
   Bank 2000
   Homer Ransdell
   President & CEO
   108 North Main Street
   P.O. Box 150
   Minerva, Ohio 44657
   (216) 868-4157


Steubenville (5)*
   The Miners and Mechanics Savings
         and Trust Company
   Andrew M. Mihalyo
   Interim President & CEO
   124 North Fourth Street
   P.O. Box 100
   Steubenville, Ohio 43952
   (614) 284-5600

KENTUCKY

NATIONAL CITY BANK, KENTUCKY

Louisville (55)
   Morton Boyd
   Chairman & CEO
   Leonard V. Hardin
   President
   101 South Fifth Street
   Louisville, Kentucky 40202-3101
   (502) 581-4200

Lexington (14)
   Roger M. Dalton
   President & CEO
   301 East Main Street
   Lexington, Kentucky 40507-4400
   (606) 281-5100

Ashland (6)**
   National City Bank, Ashland, Kentucky
   David E. Jones
   President & CEO
   1000 Carter Avenue
   Ashland, Kentucky 41101-7422
   (606) 329-2900

Bowling Green (6)**
   National City Bank, Bowling Green
   Robert E. Aldridge
   President & CEO
   922 State Street
   Bowling Green, Kentucky 42102-9016
   (502) 781-6111

Crestwood (3)**
   Crestwood State Bank
   James E. Barber
   President & CEO
   6518 West Highway 146
   P.O. Box 68
   Crestwood, Kentucky 40014-0068
   (502) 241-9425

Owensboro (7)**
   Central Bank and Trust Company
   Larry R. Mayfield
   President & CEO
   100 West Third Street
   Owensboro, Kentucky 42301-0804
   (502) 686-3500

INDIANA

NATIONAL CITY BANK, INDIANA

Indianapolis (126)
   Vincent A. DiGirolamo
   President & CEO
   101 West Washington Street,
   Suite 400E
   Indianapolis, Indiana 46255
   (317) 267-7000

NATIONAL CITY BANK, SOUTHERN
   INDIANA

New Albany (11)
   Richard B. Hobart
   Chairman, President & CEO
   320 Pearl Street
   P.O. Box 1247
   New Albany, Indiana 47150-1247
   (812) 948-4400

MADISON BANK & TRUST COMPANY

Madison (5)
   Raymond J. Bartnick
   President & CEO
   213-215 East Main Street
   Madison, Indiana 47250
   (812) 265-5121

   * To be merged into National City Bank,
     Northeast in April 1994.

**   To be merged into National City Bank,
     Kentucky in March 1994.

OTHER UNITS

BROKERAGE AND INVESTMENT
   SERVICES

National City Investments
   Corporation
   William H. Schecter
   Chairman
   1965 East Sixth Street
   Cleveland, Ohio 44114-2214
   (216) 575-3495 1-800-624-6450
   Offices: Akron, Cleveland, Columbus,
            Dayton, Indianapolis,
            Louisville, Toledo

National City Capital Corporation
National City Venture Corporation
   William H. Schecter
   President
   1965 East Sixth Street
   Cleveland, Ohio 44114-2214
   (216) 575-3340

National Asset Management
   Corporation
   William F. Chandler, Jr.
   Principal & Managing Director
   Irvin W. Quesenberry, Jr.
   Principal & Managing Director
   P.O. Box 36010
   Louisville, Kentucky 40232
   (502) 581-7668

Merchants  Capital Management
   Incorporated
   William H. Olds
   Chairman
   101 West Washington Street,
   Suite 635E
   Indianapolis, Indiana 46255
   (317) 267-3880

COMMUNITY DEVELOPMENT

National City Community
   Development Corporation
   Danny H. Cameron
   President
   1900 East Ninth Street
   Cleveland, Ohio 44114-3484
   (216) 575-2293
   Offices: Akron, Cleveland, Columbus,
            Dayton, Indianapolis,
            Lexington, Louisville, Toledo

CREDIT CARD SERVICES

National City Card Services
   G. Brent Bostick
   President
   4661 East Main Street
   Columbus, Ohio 43213
   (614) 863-8370

FUNDING

National City Credit Corporation
   Jeffrey D. Kelly
   Senior Vice President
   1900 East Ninth Street
   Cleveland, Ohio 44114-3484
   (216) 575-2268

INSURANCE

National City Life Insurance
   Company
   Anthony N. McEwen
   President
   1900 East Ninth Street
   Cleveland, Ohio 44114-3484
   (216) 575-2946

National City Insurance Agency, Inc.
   Anne E. Lazarz
   President
   101 West Washington, Suite 305E
   Indianapolis, Indiana 46255
   (317) 267-7033

ITEM PROCESSING

National City Processing Company
   Delroy R. Hayunga
   President & CEO
   1231 Durrett Lane
   Louisville, Kentucky 40285-0001
   (502) 364-2000

MORTGAGE BANKING

National City Mortgage Co.
   Leo E. Knight, Jr.
   President & CEO
   3232 Newmark Drive
   Miamisburg, Ohio 45342
   (513) 436-3025
   Offices: Agawam (MA), Akron,
            Annapolis, Atlanta, Cary
            (NC), Charlotte, Cincinnati,
            Columbia (SC), Columbus,
            Dayton, Detroit, Falls Church
            (MD), Frederick (MD),
            Greensboro (NC), Greenwood
            (IN), Indianapolis, Peachtree
            (GA), Raleigh, Richmond,
            Toledo, Towson (MD), Troy
            (OH), Virginia Beach, Wethers-
            field (CT), Wheaton (MD),
            Wilmington (NC), York (PA)

Merchants Mortgage Corporation
   David H. Mills
   President
   201 South Capitol, Suite 800
   Indianapolis, Indiana 46255
   (317) 237-5415

Mortgage Company of Indiana
   R. Thomas Gracey
   President
   201 South Capitol, Suite 900
   Indianapolis, Indiana 46225
   (317) 237-5378

TRUST SERVICES

   Charles W. Hall
   Executive Vice President
   1900 East Ninth Street
   Cleveland, Ohio 44114
   (216) 575-2262
   Offices: All National City Banks

National City Trust Company
   (Florida)
   Ellen J. Abrams
   President
   1401 Forum Way, Suite 503
   West Palm Beach, Florida 33401-2324
   (407) 697-2424 1-800-826-9095
   Offices: Naples, Vero Beach, West
            Palm Beach

                              BOARD OF DIRECTORS/OFFICERS

BOARD OF DIRECTORS

Edward B. Brandon (2, 3, 4)
   Chairman & CEO
   National City Corporation

David A. Daberko
   President & COO
   National City Corporation

William R. Robertson
   Deputy Chairman
   National City Corporation

Sandra H. Austin (4, 6)
   President
   Headquarters Operations
   Healthcare Services Division
   Caremark International
   Northbrook, Illinois

James M. Biggar (1, 2, 3)
   Chairman & CEO
   Glencairn Corporation
   Beachwood, Ohio

John G. Breen (3, 4, 5)
   Chairman & CEO
   The Sherwin-Williams Company
   Cleveland, Ohio

Richard E. Disbrow (1, 6)
   Retired Chairman & CEO
   American Electric Power
   Service Corporation
   Columbus, Ohio

Daniel E. Evans (6)
   Chairman & CEO
   Bob Evans Farms, Inc.
   Columbus, Ohio

Otto N. Frenzel III
   Chairman
   National City Bank, Indiana
   Indianapolis, Indiana

Joseph H. Lemieux (3, 5)
   Chairman & CEO
   Owens-Illinois, Inc.
   Toledo, Ohio

A. Stevens Miles (4)
   Retired President
   National City Corporation



COMMITTEES
   (1) Audit Committee
   (2) Dividend Committee
   (3) Executive Committee
   (4) Nominating Committee
   (5) Organization & Compensation Committee
   (6) Public Policy Committee

Adolph Posnick (1, 2, 3, 4)
   Retired Chairman & CEO
   Ferro Corporation
   Cleveland, Ohio

Burnell R. Roberts (3, 5)
   Retired Chairman & CEO
   The Mead Corporation
   Dayton, Ohio

Stephen A. Stitle (4, 5)
   Vice President
   Eli Lilly and Company
   Indianapolis, Indiana

Morry Weiss (1)
   Chairman & CEO
   American Greetings Corporation
   Cleveland, Ohio

HONORARY DIRECTORS

Claude M. Blair
   Retired Chairman
   National City Corporation

Julien L. McCall
   Retired Chairman
   National City Corporation

OFFICERS

OFFICE OF THE CHAIRMAN

   Edward B. Brandon
   Chairman & CEO

   David A. Daberko
   President & COO

   William R. Robertson
   Deputy Chairman

EXECUTIVE VICE PRESIDENTS

   Morton Boyd
   Kentucky Banking

   Vincent A. DiGirolamo
   Indiana Banking

   Gary A. Glaser
   Columbus Banking

   Jon L. Gorney
   Information Services & Operations

   Charles W. Hall
   Trust

   William E. MacDonald III
   Cleveland Banking

   Robert G. Siefers
   Chief Financial Officer

   Harold B. Todd, Jr.
   Administration

SENIOR VICE PRESIDENTS

   W. Douglas Bannerman
   Corporate Banking

   Jeffrey M. Biggar
   Trust

   Mary H. Griffith
   Marketing Communications

   Joseph J. Herr
   Loan Review

   Karl A. Johns
   Human Resources

   Jeffrey D. Kelly
   Investments

   Anthony N. McEwen
   Retail Product Development

   Gary P. Obers
   Corporate Services

   Robert J. Ondercik
   Credit Administration

   Thomas W. Owen
   General Auditor

   Donna M. Pacchioni
   Corporate Accounting

   A. Joseph Parker
   Strategic Planning

   Thomas A. Richlovsky
   Treasurer

   William H. Schecter
   Investment Banking

   Theodore H. Tung
   Economist

   Allen C. Waddle
   Public Affairs

   Patrick D. Walsh
   Information Systems

   David L. Zoeller
   General Counsel & Secretary

- -----------------------------------------------------------------------------------
Debt Ratings
                                                      Standard   Duff &    Thomson
                                             Moody's  & Poor's   Phelps   Bankwatch
- -----------------------------------------------------------------------------------
National City Corporation                                                    A/B
     Commercial paper (short-term debt)       P-1       A-1      Duff 1+    TBW1
     Senior debt                              A1        A          AA-
     Subordinated debt                        A2        A-         A+
     Preferred stock                         "a1"       BBB+       A

Certificates of Deposit:
     National City Bank (Cleveland)           Aa3       A+         AA
     National City Bank, Columbus             Aa3       A+         AA
     National City Bank, Kentucky             Aa3       A+         AA
     National City Bank, Indiana              --        A+         AA

Subordinated Bank Notes:
     National City Bank (Cleveland)           A1        A          AA-
     National City Bank, Columbus             A1        A          AA-

- ------------------------------------------------------------------
CORPORATE INVESTOR
   INFORMATION

Corporate Headquarters
   National City Center
   1900 East Ninth Street
   Cleveland, Ohio 44114-3484
   (216) 575-2000

Transfer Agent and Registrar
   National City Bank
   Corporate Trust Department
   1900 East Ninth Street
   Cleveland, Ohio 44114-3484
   1-800-622-6757

Investor Information
   Janis E. Lyons, Vice President
   Investor Relations
   Department 2145
   P.O. Box 5756
   Cleveland, Ohio 44101-0756
   1-800-622-4204

Common Stock Listing
   National City Corporation common
   stock is traded on the New York Stock
   Exchange under the symbol NCC. The
   stock is abbreviated in financial
   publications as NtlCity.

Preferred Stock Listing
   National City Corporation 8%
   Cumulative Convertible Preferred
   Stock depositary shares are traded on
   the New York Stock Exchange under
   the symbol NCC PR. The preferred
   stock is abbreviated as NtlCity pf in
   financial publications.

Dividend Reinvestment and
Stock Purchase Plan
  Common stockholders participating in
  the Plan receive a three percent
  discount from market price when they
  reinvest their National City dividends
  in additional shares. Participants may
  also make optional cash purchases of
  common stock at a three percent
  discount from market price and pay no
  brokerage commissions. To obtain our
  Plan prospectus and authorization
  card, call 1-800-622-6757.

National City Corporation Logo            1900 East Ninth Street
                                          Cleveland, Ohio 44114-3484