Form 10-Q
period 1994-03-31
NATIONAL CITY CORP
filed 1994-04-29
CIK 69970

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

Commission file number 1-10074
                       -------

                      NATIONAL CITY CORPORATION
                      -------------------------
        (Exact name of registrant as specified in its charter)

         DELAWARE                                     34-1111088
         --------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                       Identification No.)

                       1900 East Ninth Street
                       Cleveland, Ohio 44114
                       ----------------------
                (Address of principal executive office)

                           216-575-2000
                           -------------
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X          NO
    ------          ------

     Indicate the number share outstanding of each of the issuer's classes of Common Stock as of April 22, 1994

             Common stock, $4.00 Par Value -- 150,660,317

                         [Paste-up National City Logo]

                          QUARTER ENDED MARCH 31, 1994

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                                      LOGO

                         FINANCIAL REPORT AND FORM 10-Q

                          QUARTER ENDED MARCH 31, 1994

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights..............................................................      3
Financial Statements (Item 1):
     Consolidated Statements of Income............................................      4
     Consolidated Balance Sheets..................................................      5
     Consolidated Statements of Cash Flows........................................      6
     Consolidated Statements of Changes in Stockholders' Equity...................      7
     Notes to Financial Statements................................................      7
Management's Discussion and Analysis (Item 2).....................................     11
Quarterly Average Balances/Net Interest Income/Rates..............................     16

PART II -- OTHER INFORMATION

Changes in Securities (Item 2)

     Refer to Reports on Form 8-K below.

Exhibits and Reports on Form 8-K (Item 6)

     Instruments Defining the Rights of Security Holders Including Indentures.
See Report on Form 8-K dated March 2, 1994.

     Reports on Form 8-K:

     March 2, 1994: Submission of certain legal documents and exhibits for filing as anticipated in the Prospectus dated February 23, 1994 and Prospectus
      Supplement in connection therewith, both as included in Registrant's
      Registration Statement on Form S-3 (File No. 33-39480). Filing is in connection with current issuance of $250 million subordinated debt.

     March 4, 1994: Board of Directors authorized the purchase of up to 5 million shares of the Corporation's issued and outstanding common stock and any amount of depositary shares of its 8% Cumulative Convertible Preferred
      Stock, subject to a combined purchase limit of $200 million. This stock repurchase program will commence following the completion of an existing 5 million share repurchase program that was announced in December, 1993.

Signature.........................................................................     19


FINANCIAL HIGHLIGHTS

                                                               Three Months Ended
                                                                    March 31
- -----------------------------------------------------------------------------------------------------

                                                                                             Percent
                                                              1994             1993          Change
EARNINGS (IN THOUSANDS):
Net interest income -- taxable equivalent.............      $309,407         $303,208            2%
Provision for loan losses.............................        20,442           25,382          (19)
Fees and other income.................................       203,808          188,030            8
Security gains........................................         5,893            2,509          135
Noninterest expense...................................       340,938          324,871            5
Net income............................................       103,807           95,322            9
Net income applicable to common stock.................        99,930           91,322            9
PERFORMANCE RATIOS:
Net interest margin...................................          4.61%            4.84%
Overhead ratio........................................         44.32            45.13
Efficiency ratio......................................         66.43            66.13
Return on average assets..............................          1.39             1.38
Return on average common equity.......................         16.11            15.88
Return on average total equity........................         15.52            15.27
PER SHARE MEASURES:
Net income per common share...........................      $    .63         $    .57           11%
Dividends paid per common share.......................           .29              .26           12
Book value per common share...........................         15.87            14.93            6
Market value per share (close):
     Common...........................................         26.63            26.13            2
     Preferred........................................         67.50            71.50           (6)
AVERAGE BALANCES (IN MILLIONS):
Assets................................................      $ 30,325         $ 28,004            8%
Loans.................................................        21,077           18,300           15
Securities............................................         4,923            5,546          (11)
Earning assets........................................        26,971           25,142            7
Deposits..............................................        22,588           21,413            5
Common stockholders' equity...........................         2,517            2,332            8
Total stockholders' equity............................         2,713            2,532            7
AT PERIOD END:
Total equity to assets................................          8.68%            9.32%
Tier 1 capital ratio..................................          9.65            10.38
Total risk-based capital ratio........................         13.35            12.47
Leverage ratio........................................          7.79             8.48
Common shares outstanding.............................    151,072,522      160,319,642          (6)
Full-time equivalent employees........................        19,771           19,000            4
ASSET QUALITY:
Net charge-offs to loans (annualized).................           .27%             .40%
Loan loss reserve to loans............................          2.12             2.10
Nonperforming assets to loans & OREO..................           .86             1.76

    COMMON STOCK AND PER SHARE DATA HAVE BEEN ADJUSTED FOR THE TWO-FOR-ONE STOCK SPLIT DECLARED AND PAID IN JULY 1993.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                               Three Months Ended
            (Dollars in Thousands Except Per Share Amounts)                         March 31
- ------------------------------------------------------------------------------------------------------

                                                                              1994            1993
INTEREST INCOME
  Loans:
    Taxable............................................................     $ 404,676       $ 374,513
    Exempt from Federal income taxes...................................         3,525           4,362
  Securities:
    Taxable............................................................        48,825          63,495
    Exempt from Federal income taxes...................................         9,089          12,725
  Federal funds sold and security resale agreements....................         3,577           3,938
  Eurodollar time deposits in banks....................................         2,398           5,248
  Other short-term investments.........................................         1,783           3,435
                                                                           -----------     -----------
      Total interest income............................................       473,873         467,716
INTEREST EXPENSE
  Deposits.............................................................       132,422         141,175
  Federal funds borrowed and security repurchase agreements............        19,637          15,487
  Borrowed funds.......................................................        11,332          11,077
  Corporate long-term debt.............................................         8,337           5,977
                                                                           -----------     -----------
      Total interest expense...........................................       171,728         173,716
                                                                           -----------     -----------
      Net interest income..............................................       302,145         294,000
PROVISION FOR LOAN LOSSES..............................................        20,442          25,382
                                                                           -----------     -----------
      Net interest income after provision for loan losses..............       281,703         268,618
NONINTEREST INCOME
  Item processing revenues.............................................        72,195          57,212
  Service charges on deposit accounts..................................        37,357          37,025
  Trust fees...........................................................        33,163          30,431
  Credit card fees.....................................................        19,810          23,625
  Mortgage servicing fees..............................................        14,153          14,903
  Other................................................................        27,130          24,834
                                                                           -----------     -----------
      Total fees and other income......................................       203,808         188,030
  Security gains.......................................................         5,893           2,509
                                                                           -----------     -----------
      Total noninterest income.........................................       209,701         190,539
NONINTEREST EXPENSE
  Salaries and employee benefits.......................................       161,296         156,489
  Equipment............................................................        23,235          22,646
  Net occupancy........................................................        22,910          22,162
  Assessments and taxes................................................        20,185          20,129
  Expense of other real estate owned...................................         3,341           8,692
  Other................................................................       109,971          94,753
                                                                           -----------     -----------
      Total noninterest expense........................................       340,938         324,871
                                                                           -----------     -----------
Income before income taxes.............................................       150,466         134,286
Income tax expense.....................................................        46,659          38,964
                                                                           -----------     -----------
NET INCOME.............................................................     $ 103,807       $  95,322
                                                                           -----------     -----------
                                                                           -----------     -----------
NET INCOME APPLICABLE TO COMMON STOCK..................................     $  99,930       $  91,322
                                                                           -----------     -----------
                                                                           -----------     -----------
NET INCOME PER COMMON SHARE............................................          $.63            $.57
Average Common Shares Outstanding......................................    158,277,962     161,690,248

    COMMON STOCK AND PER SHARE DATA HAVE BEEN ADJUSTED FOR THE TWO-FOR-ONE STOCK SPLIT DECLARED AND PAID IN JULY 1993.

SEE NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
- --------------------------------------------------------------------------------

                                                         MARCH 31       December 31        March 31
                                                           1994             1993             1993
ASSETS
  Loans:
     Commercial....................................    $ 8,558,565      $ 8,429,119      $ 7,962,756
     International.................................         49,259           69,776           50,202
     Real estate construction......................        450,746          439,406          510,606
     Lease financing...............................        220,435          228,352          227,502
     Real estate mortgage -- nonresidential........      2,290,024        2,328,228        2,089,196
     Real estate mortgage -- residential...........      3,528,395        3,523,836        2,289,543
     Mortgage loans held for sale..................        344,034          509,187          365,142
     Consumer......................................      4,262,675        4,241,461        3,724,373
     Revolving credit..............................      1,552,525        1,516,776        1,377,728
                                                       ------------     ------------     ------------
          Total loans..............................     21,256,658       21,286,141       18,597,048
          Allowance for loan losses................        450,112          443,412          390,703
                                                       ------------     ------------     ------------
          Net loans................................     20,806,546       20,842,729       18,206,345
  Securities held to maturity (market value
     $1,578,372, $1,824,855 and $2,721,185,
     respectively).................................      1,551,907        1,763,025        2,626,480
  Securities available for sale (market value
     $3,130,302 at March 31, 1993).................      3,125,953        3,403,201        3,074,209
  Federal funds sold and security resale
     agreements....................................        565,940          611,743          206,345
  Trading account assets...........................         13,549          150,296           14,938
  Eurodollar time deposits in banks................             --          457,000          265,000
  Other short-term money market investments........         81,997           85,677          177,712
  Cash and demand balances due from banks..........      1,939,026        1,933,888        1,827,884
  Properties and equipment.........................        390,382          386,219          357,450
  Customers' acceptance liability..................         60,599           68,148           50,593
  Accrued income and other assets..................      1,325,415        1,365,783        1,030,557
                                                       ------------     ------------     ------------
          TOTAL ASSETS.............................    $29,861,314      $31,067,709      $27,837,513
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............    $ 4,952,684      $ 5,214,560      $ 4,446,639
  Savings and NOW accounts.........................      5,214,242        5,161,593        4,284,271
  Insured money market accounts....................      5,313,030        5,489,785        5,308,023
  Time deposits of individuals.....................      6,119,226        6,224,231        6,399,556
  Other time deposits..............................        522,463          500,421          608,667
  Deposits in overseas offices.....................        551,411          472,431          204,375
                                                       ------------     ------------     ------------
          Total deposits...........................     22,673,056       23,063,021       21,251,531
  Federal funds borrowed and security repurchase
     agreements....................................      2,054,397        3,082,821        2,106,356
  Borrowed funds...................................      1,282,072        1,201,011        1,194,460
  Acceptances outstanding..........................         60,599           68,148           50,593
  Accrued expenses and other liabilities...........        443,183          379,268          316,885
  Corporate long-term debt.........................        757,136          510,173          323,393
                                                       ------------     ------------     ------------
          TOTAL LIABILITIES........................     27,270,443       28,304,442       25,243,218
Stockholders' Equity:
  Preferred stock..................................        193,865          198,310          200,000
  Common stock.....................................      2,397,006        2,564,957        2,394,295
                                                       ------------     ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY...............      2,590,871        2,763,267        2,594,295
                                                       ------------     ------------     ------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................    $29,861,314      $31,067,709      $27,837,513
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------

SEE NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (Dollars in Thousands)                         Three Months Ended March 31
- -----------------------------------------------------------------------------------------------
                                                                       1994            1993
OPERATING ACTIVITIES
  Net income....................................................    $   103,807     $    95,322
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses................................         20,442          25,382
       Depreciation and amortization of goodwill and
          intangibles...........................................         30,262          23,890
       Security gains...........................................         (5,893)         (2,509)
       Net change in trading account securities.................        136,747          (1,894)
       Originations and purchases of mortgage loans held for
          sale..................................................       (527,356)       (623,623)
       Proceeds from the sale of mortgage loans held for sale...        712,509         642,966
       Net change in interest receivable........................         (2,092)         (8,582)
       Net change in interest payable...........................          5,667          10,054
       Net change in other assets...............................         42,935          39,447
       Net change in other liabilities..........................         57,909           5,294
                                                                    -----------     -----------
          Net Cash Provided (Used) by Operating Activities......        574,937         205,747
LENDING AND INVESTING ACTIVITIES
  Net change in short-term investments..........................        506,483         948,331
  Purchases of securities.......................................       (514,744)       (927,314)
  Proceeds from sales of securities.............................        525,757         300,198
  Proceeds from maturities of securities........................        448,061         427,653
  Net change in loans...........................................       (169,412)        102,646
  Net change in properties and equipment........................        (18,330)            880
  Acquisitions..................................................             --         (19,641)
                                                                    -----------     -----------
          Net Cash Provided (Used) by Lending and Investing
            Activities..........................................        777,815         832,753
DEPOSIT AND FINANCING ACTIVITIES
  Net change in Federal funds borrowed and security repurchase
     agreements.................................................     (1,028,424)        287,632
  Net change in borrowed funds..................................         81,061        (198,760)
  Net change in demand, savings, NOW, insured money market
     accounts, and deposits in overseas offices.................       (307,002)       (975,903)
  Net change in time deposits...................................        (82,963)       (357,890)
  Proceeds from issuance of long-term debt......................        247,080              --
  Repayment of long-term debt...................................         (1,816)         (6,379)
  Dividends paid, net of tax benefit of ESOP Shares.............        (49,696)        (45,142)
  Issuances of common shares....................................          4,996          12,030
  Repurchase of common and preferred stock......................       (215,051)             --
  ESOP trust repayment..........................................          4,201           2,864
                                                                    -----------     -----------
          Net Cash Provided (Used) by Deposit and Financing
            Activities..........................................     (1,347,614)     (1,281,548)
                                                                    -----------     -----------
  Net Increase (Decrease) in Cash and Cash Equivalents..........          5,138        (243,048)
  Cash and Cash Equivalents, January 1..........................      1,933,888       2,070,932
                                                                    -----------     -----------
  Cash and Cash Equivalents, March 31...........................    $ 1,939,026     $ 1,827,884
                                                                    -----------     -----------
                                                                    -----------     -----------
SUPPLEMENTAL DISCLOSURES
  Interest paid.................................................    $   166,000     $   164,000
  Income taxes paid.............................................         39,000          30,000
  Shares issued in purchase acquisitions........................             --          29,335

SEE NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Unallocated
                                                                                                                    Shares
     (Dollars in Thousands Except Per         Preferred          Common          Capital          Retained         Held by
              Share Amounts)                    Stock            Stock           Surplus          Earnings        ESOP Trust
- -------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1993....................    $200,000         $316,335         $300,307        $1,708,506        $(25,262)
  Net Income...............................                                                          95,322
  Common dividends paid, $.26 per share....                                                         (41,142)
  Preferred dividends paid, $1.00 per
    depositary share.......................                                                          (4,000)
  Issuance of 638,392 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        1,277           10,753
  Issuance of 1,514,070 restricted shares
    pursuant to acquisition................                        3,028           26,307
  Two-for-one stock split..................                      316,107         (316,107)
  Shares distributed by ESOP trust.........                                                                           2,864
                                             ------------     ------------     ------------     ------------     ------------
Balance March 31, 1993.....................    $200,000         $636,747         $ 21,260        $1,758,686        $(22,398)
                                             ------------     ------------     ------------     ------------     ------------
                                             ------------     ------------     ------------     ------------     ------------
Balance January 1, 1994....................    $198,310         $635,119         $105,140        $1,841,144        $(16,446)
  Net income...............................                                                         103,807
  Common dividends paid, $.29 per share....                                                         (45,870)
  Preferred dividends paid, $1.00 per
    depositary share.......................                                                          (3,966)
  Issuance of 278,275 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        1,113            3,883
  Purchase of 7,985,364 common shares and
    30,000 depositary shares of preferred
    stock..................................      (4,445)         (31,942)         (16,574)         (162,090)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             140           4,201
  Adjustment to unrealized gain on
    securities available for sale, net of
    tax....................................                                                         (20,653)
                                             ------------     ------------     ------------     ------------     ------------
Balance March 31, 1994.....................    $193,865         $604,290         $ 92,449        $1,712,512        $(12,245)
                                             ------------     ------------     ------------     ------------     ------------
                                             ------------     ------------     ------------     ------------     ------------


     (Dollars in Thousands Except Per
              Share Amounts)                    Total
                                             <C
- -------------------------------------------
Balance January 1, 1993....................   $2,499,886
  Net Income...............................       95,322
  Common dividends paid, $.26 per share....      (41,142)
  Preferred dividends paid, $1.00 per
    depositary share.......................       (4,000)
  Issuance of 638,392 common shares under
    corporate stock and dividend
    reinvestment plans.....................       12,030
  Issuance of 1,514,070 restricted shares
    pursuant to acquisition................       29,335
  Two-for-one stock split..................           --
  Shares distributed by ESOP trust.........        2,864
                                             ------------
Balance March 31, 1993.....................   $2,594,295
                                             ------------
                                             ------------
Balance January 1, 1994....................   $2,763,267
  Net income...............................      103,807
  Common dividends paid, $.29 per share....      (45,870)
  Preferred dividends paid, $1.00 per
    depositary share.......................       (3,966)
  Issuance of 278,275 common shares under
    corporate stock and dividend
    reinvestment plans.....................        4,996
  Purchase of 7,985,364 common shares and
    30,000 depositary shares of preferred
    stock..................................     (215,051)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        4,341
  Adjustment to unrealized gain on
    securities available for sale, net of
    tax....................................      (20,653)
                                             ------------
Balance March 31, 1994.....................   $2,590,871
                                             ------------
                                             ------------

    COMMON STOCK AND PER SHARE DATA HAVE BEEN ADJUSTED FOR THE TWO-FOR-ONE STOCK SPLIT DECLARED AND PAID IN JULY 1993.

SEE NOTES TO FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
     Certain prior period amounts have been reclassified to conform with current period presentation.

2. ACQUISITIONS
     On February 1, 1993, the Corporation acquired JBS Associates, Inc. (JBS), a check authorization business, and accounted for the acquisition as a purchase. JBS stockholders received cash of $24.3 million and were issued approximately
1.5 million shares of the Corporation's common stock. A provision in the purchase agreement guarantees the total value of the consideration received by the JBS stockholders to be not less than $56.6 million as of February 1, 1998. Total goodwill recorded was $51.5 million and is being amortized over 20 years.
     In October 1993, the Corporation acquired Ohio Bancorp, a $1.6 billion assets bank holding company headquartered in Youngstown, Ohio. Ohio Bancorp shareholders received approximately

$104 million in cash and were issued approximately 4.3 million shares of the Corporation's common stock, for a total transaction value of approximately $215 million. The transaction was accounted for as a purchase. Total goodwill recorded was $64 million and is being amortized over 20 years.

3. CONTINGENT LIABILITIES
     In the normal course of business, there are outstanding commitments to extend credit, guarantees, etc., which are not reflected in the financial statements. In addition, the Corporation's subsidiaries are involved in a number of legal proceedings arising out of their businesses. In management's opinion, the financial statements would not be materially affected by the outcome of any present legal proceedings or other commitments and contingent liabilities.

4. SECURITIES
     On December 31, 1993, the Corporation adopted the requirements of SFAS 115 "Accounting For Certain Investments in Debt and Equity Securities." The adoption did not have a material effect on the results of operations in 1993 and prior period financial statements were not restated.

     The following is a summary of securities held to maturity and available for sale:

                                  MARCH 31, 1994
                   --------------------------------------------
                                Unrealized Unrealized   Market
  (In Thousands)      Cost       Gains     Losses      Value
- ------------------------------------------------------------
Held to maturity:
U.S. Treasury and
  Federal agency
  debentures...... $  237,292   $    415   $   291   $  237,416
Mortgage-backed
  securities......    646,034      4,775    12,668      638,141
States and
  political
  subdivisions....    558,014     46,250    12,529      591,735
Other.............    110,567        589        76      111,080
                   ----------   --------   -------   ----------
  Total held to
    maturity......  1,551,907     52,029    25,564    1,578,372
Available for
  Sale:
U.S. Treasury and
  Federal agency
  debentures......  1,036,099     13,834    15,018    1,034,915
Mortgage-backed
  securities......  1,851,224      5,354     8,155    1,848,423
States and
  political
  subdivisions....     31,961        772        --       32,733
Other.............    184,646     29,796     4,560      209,882
                   ----------   --------   -------   ----------
  Total available
    for sale......  3,103,930     49,756    27,733    3,125,953
                   ----------   --------   -------   ----------
  Total
    securities.... $4,655,837   $101,785   $53,297   $4,704,325
                   ----------   --------   -------   ----------
                   ----------   --------   -------   ----------

                                 March 31, 1993
                 ----------------------------------------------
                              Unrealized  Unrealized   Market
 (In Thousands)     Cost       Gains       Losses      Value
- ------------------------------------------------------------
Held to
  maturity:
U.S. Treasury
  and Federal
  agency
  debentures.... $  361,657   $ 11,660    $     --   $  373,317
Mortgage-backed
  securities....  1,177,847     13,469       2,912    1,188,404
States and
  political
  subdivisions..    754,235     74,177       3,835      824,577
Other...........    332,741      5,486       3,340      334,887
                 ----------   --------    --------   ----------
  Total held to
    maturity....  2,626,480    104,792      10,087    2,721,185
Available for
  Sale:
U.S. Treasury
  and Federal
  agency
  debentures....    822,423     23,141         373      845,191
Mortgage-backed
  securities....  2,149,721     19,440       3,125    2,166,036
Other...........    102,065     17,749         739      119,075
                 ----------   --------    --------   ----------
  Total
    available
    for sale....  3,074,209     60,330       4,237    3,130,302
                 ----------   --------    --------   ----------
  Total
   securities... $5,700,689   $165,122    $ 14,324   $5,851,487
                 ----------   --------    --------   ----------
                 ----------   --------    --------   ----------

     For the three months ended March 31, 1994 and 1993, gross gains of $7.8 million and $2.6 million, and gross losses of $1.9 million and $.1 million were realized, respectively.
     At March 31, 1994, the unrealized appreciation in securities available for sale included in retained earnings totalled $14.3 million, net of tax.
     For the three months ended March 31, 1994, the following represents the segregation of cash flows between securities available for sale and securities held to maturity:

                               AVAILABLE   HELD TO
       (In Thousands)          FOR SALE    MATURITY    TOTAL
- -----------------------------  ---------   --------   --------
Purchases of securities......   $506,393   $  8,351   $514,744
Proceeds from sale of
  securities.................    525,757         --    525,757
Proceeds from maturities of
  securities.................    207,206    240,855    448,061

     As of March 31, 1994, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

5. BORROWED FUNDS

                            MARCH 31       Dec 31       March 31
     (In Thousands)           1994          1993          1993
- -----------------------------------------------------------------
U.S. Treasury demand
  notes and Federal funds
  borrowed-term..........  $  405,465    $  309,832    $  206,325
Trading account
  liabilities-short
  sales..................      24,969        --            --
Securities sold with
  recourse...............       5,121        12,805        22,488
Notes payable to Student
  Loan Marketing
  Association............     243,400       243,400       243,400
Military banking
  liabilities............     187,471       185,493       349,290
Other....................      36,367        50,632        79,153
                           ----------    ----------    ----------
  Bank subsidiaries......     902,793       802,162       900,656
Commercial paper.........     379,222       398,790       293,502
Other....................          57            59           302
                           ----------    ----------    ----------
  Other subsidiaries.....     379,279       398,849       293,804
                           ----------    ----------    ----------
        Total............  $1,282,072    $1,201,011    $1,194,460
                           ----------    ----------    ----------
                           ----------    ----------    ----------

6. CORPORATE LONG-TERM DEBT

                               MARCH 31    Dec 31    March 31
        (In Thousands)           1994       1993       1993
- ---------------------------------------------------------------
6 5/8% Subordinated Notes due
  2004........................ $250,000   $     --   $     --
  Less discount...............   (1,284)        --         --
8 3/8% Notes due 1996.........  100,000    100,000    100,000
  Less discount...............     (154)      (174)      (235)
Floating Rate Sub. Notes due
 1997.........................   75,000     75,000     75,000
  Less discount...............      (53)       (58)       (72)
Floating Rate Notes due 1997..   50,000     50,000     50,000
  Less discount...............      (74)       (80)      (105)
9 7/8% Sub. Notes due 1999....   65,000     65,000     65,000
  Less discount...............     (257)      (268)      (304)
Medium-Term Notes.............    6,000      6,000     23,232
  Less discount...............       (6)        (9)       (17)
Floating Rate Notes due 1994..    5,000      5,000      5,000
Other.........................    5,943      7,609      1,972
                               --------   --------   --------
  Total parent company........  555,115    308,020    319,471
6 1/2% Subordinated Notes due
  2003........................  200,000    200,000         --
  Less discount...............     (681)      (699)        --
Other.........................    2,702      2,852      3,922
                               --------   --------   --------
  Total subsidiaries..........  202,021    202,153      3,922
                               --------   --------   --------
        Total................. $757,136   $510,173   $323,393
                               --------   --------   --------
                               --------   --------   --------

     In March 1994 the Corporation issued $250 million principal amount of 6 5/8% Subordinated Notes Due 2004. Interest on the notes is payable semi-annually. The notes are not redeemable prior to their maturity and qualify as Tier 2 capital for regulatory purposes.
     A credit agreement with a group of banks allows the Corporation to borrow up to $200 million until December 31, 1995, with a provision to extend the expiration date one year at each anniversary date, under certain circumstances. The agreement contains several financial covenants, including a limitation on future dividends and other distributions of $1,052,828,000 at March 31, 1994, plus 70% of future consolidated net income. There were no borrowings outstanding under this agreement at March 31, 1994.

7. STOCKHOLDERS' EQUITY

                          MARCH 31      Dec 31      March 31
   Outstanding Shares       1994         1993         1993
- -------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......     775,460      793,240      800,000
Common Stock, $4.00 par
  value, authorized
  350,000,000 shares,
  adjusted for two-for-
  one stock split....... 151,072,522  158,779,611  160,319,642

8. INCOME TAX EXPENSE

     The composition of income tax expense follows:

                                     Three Months Ended
                                          March 31
                                 ---------------------------
        (In Thousands)              1994            1993
- ------------------------------------------------------------
Applicable to income exclusive
  of security transactions.....    $44,537         $38,091
Applicable to security
  transactions.................      2,122             873
                                 -----------     -----------
        Total..................    $46,659         $38,964
                                 -----------     -----------
                                 -----------     -----------

     The effective tax rate was approximately 31.0% and 29.0% for the quarters ended March 31, 1994 and 1993, respectively. The increase reflects declining levels of tax-exempt interest income and a higher federal statutory rate.

9. EARNINGS PER SHARE

     The calculation of net income per common share follows:

                                     Three Months Ended
                                          March 31
(Dollars In Thousands Except Per  -------------------------
         Share Amounts)              1994          1993
- -----------------------------------------------------------
PRIMARY:
  Net income.....................    $103,807       $95,322
  Less preferred dividend
    requirements.................       3,877         4,000
                                  -----------   -----------
  Net income applicable to common
    stock........................    $ 99,930       $91,322
                                  -----------   -----------
                                  -----------   -----------
  Average common shares
    outstanding.................. 158,277,962   161,690,248
                                  -----------   -----------
                                  -----------   -----------
  Net income per common share....        $.63          $.57
                                  -----------   -----------
                                  -----------   -----------
ASSUMING FULL DILUTION:
  Net income.....................    $103,807       $95,322
                                  -----------   -----------
                                  -----------   -----------
  Average common shares
    outstanding.................. 158,277,962   161,690,248
  Pro forma adjustment to common
    shares outstanding assuming
    exercise of all outstanding
    stock options as of the
    beginning of year or date of
    grant, if later..............      65,407       126,450
  Pro forma effect of assumed
    conversion of 8% Cumulative
    Convertible Preferred
    Stock........................   9,243,483     9,535,160
                                  -----------   -----------
  Average common shares
    outstanding, as adjusted..... 167,586,852   171,351,858
                                  -----------   -----------
                                  -----------   -----------
  Pro forma fully diluted net
    income per common share......        $.62          $.56
                                  -----------   -----------
                                  -----------   -----------

10. REGULATORY DIVIDENDS

     A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At March 31, 1994, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $89 million of dividends. During the first quarter 1994, dividends totalling $2.4 million were declared and $119.5 million of previously declared dividends were paid to the Parent company.

MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY

     Net income for the quarter ended March 31, 1994 was $103.8 million, an increase of 8.9% over the $95.3 million earned in the first quarter 1993. Net income per common share was $.63 for the first quarter 1994 compared with $.57 for the corresponding quarter last year. The per share amounts reflect the two-for-one stock split declared and paid in July 1993.
     Return on average common equity was 16.11% for the three months ended March 31, 1994 compared with 15.88% for the same quarter in 1993. Return on average assets for the first quarter 1994 was 1.39%, compared with 1.38% for the first three months of 1993.
     Net income for the quarter increased from a year ago due primarily to increased fee income, higher net interest income that resulted from loan growth, and a lower provision for loan losses. Noninterest expenses increased 4.9% during the first quarter 1994 compared with the same quarter a year ago due to the acquisition of Ohio Bancorp and JBS Associates, Inc. (JBS) in 1993.
     Net income per share included net after-tax security gains of $.02 for the first quarter 1994, compared with $.01 per share for the first quarter 1993. At March 31, 1994, the securities portfolio had net unrealized gains of $48 million.

     Tables 1 and 2 present profitability contributions by the Corporation's major units to consolidated results. The units shown are reflective of how management operates and monitors these businesses inter-
                                                                      [table 1:]

                                                                      [table 2:]

nally. Inherent in the reported amounts are cost allocations for centrally provided services that approximate the pro-rata cost to the units using such services. Equity has been allocated among the business units in the current and prior year to reflect well-capitalized levels as defined by bank regulatory agencies. An income credit is granted to the functional units to reflect their use of this noninterest-bearing source of funds. Return on equity as reported in both years reflects these allocations. Corporate and retail banking net income results include actual interest earned and paid on transactions with customers, with adjustments for matched-maturity, internal funds transfer charges and credits for loans and deposits. Investment securities and all gains and losses associated with interest rate risk are reported in the investment/funding unit.

     The corporate and retail banking businesses' earnings improved for the first three months of 1994 compared with the first quarter 1993 due to higher net interest income that resulted from loan growth and a decline in noninterest expenses and the provision for loan losses. The improvement in the Kentucky corporate banking unit was also affected by lower net OREO losses. The decline in Indiana corporate banking was due mainly to nonrecurring OREO gains in the first quarter 1993.
     The decline in national credit card net income is due primarily to the loss of a major customer in the fourth quarter 1993.
     The lower return on equity in the item processing business relative to the other functional units reflects a higher equity allocation to this business as if it were an independent organization. The decline in return on equity versus the prior year is due to increased equity allocations to cover the full purchase price of companies acquired in 1993.
     The decline in mortgage servicing net income was due to losses on the sale of mortgage loans in 1994.
     The increase in investment/
funding net income was due primarily to higher gains on the sale of securities in the first quarter 1994 and a higher contribution from the interest rate derivative portfolio (see Table 3). These gains were offset by the effects of a smaller investment portfolio.
     The decline in the corporate contribution is due primarily to the higher interest expense and other costs associated with the corporate debt issuance in the first quarter 1994.

EARNING ASSETS AND
INTEREST-BEARING LIABILITIES
     Average earning assets totalled $26,971 million for the quarter ended March 31, 1994, a decline of $247 million from the quarter ended December 31, 1993 and an increase of $1,829 million from the quarter ended March 31, 1993. The increase over the first quarter last year is due to both the acquisition of Ohio Bancorp and new loan growth. The decline from fourth quarter 1993 is the result of paydowns of existing loans offsetting new loan activity.

                                                                      [table 3:]

     Core deposits decreased 2% in the first quarter from fourth quarter 1993 due mainly to small declines in most of the individual components. For the quarter ended March 31, 1994, average core deposits funded over 100% of average loans.

NET INTEREST INCOME
     On a fully taxable equivalent basis, net interest income increased to $309.4 million in the first quarter 1994 compared with $303.2 million for the corresponding quarter in 1993.
     The tax equivalent net interest margin was 4.61% in the quarter ended March 31, 1994 compared with 4.84% a year ago and 4.63% for the quarter ended December 31, 1993. The lower net interest margin is due to the loss of a large private-label credit card customer and the acquisition of Ohio Bancorp.
     Management attempts to prevent adverse swings in net interest income resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, simulation and duration analyses.
     At March 31, 1994, the Corporation has moved to a less liability-sensitive position than at December 31, 1993.
     Table 3 presents the contributions to net interest income from the Corporation's interest rate derivative portfolio. Transactions in derivatives, principally
                                                                      [table 4:]

                                                                      [table 5:]

                                                                      [table 6:]

                                                                      [table 7:]

interest rate swaps, contributed to the reduction in the Corporation's liability sensitivity during the first quarter of 1994. The notional value of interest rate swaps wherein the Corporation receives a fixed rate declined by $533 million in the quarter, while those swaps that hedge the Corporation's income as interest rates rise increased by $550 million. The combined effect contributed significantly to the reduced interest rate sensitivity position.

FEES AND OTHER INCOME
     Fee income was $203.8 million for the quarter ended March 31, 1994, up 8.4% from $188.0 million for the first quarter 1993. The increase in fee income was due primarily to growth in item processing revenues which have resulted mainly from increased volume and acquisitions. Trust fees have also increased over the prior year. Offsetting these increases is a decline in credit card fees that has resulted from the loss of a large customer and the unwinding of a credit card securitization. The fees associated with the credit card securitization are replaced with net interest income as the related loan balances are added to the balance sheet.
     There was no significant nonrecurring income in the first quarter 1994 or 1993.

NONINTEREST EXPENSES
     Noninterest expenses were $340.9 million for the quarter ended March 31, 1994 compared with $324.9 million a year ago. The increase from a year ago was due mainly to the acquisition of Ohio Bancorp and JBS. Total expenses related to acquired companies in the first quarter 1994 and 1993 were

$25.1 million and $8.3 million, respectively. Excluding the effect of the acquired companies, expenses declined slightly in 1994 compared to first quarter 1993. There were no other significant unusual expenses in the first quarter 1994. Severance and other costs related to the Corporation's cost redesign program were $4.4 million and writedowns of OREO properties were $5.7 million for the quarter ended March 31, 1993.
     The efficiency ratio, defined as noninterest expense as a percentage of fee income plus fully-taxable net interest income, was
66.43% for the first quarter 1994 compared with 66.13% a year ago.
     The overhead ratio, defined as noninterest expenses less fee income as a percentage of fully-taxable net interest income, was 44.32% for the first quarter 1994 compared with 45.13% a year ago.
     Table 4 shows full-time equivalent staff and the efficiency and overhead ratios within the Corporation's major units.
     Total staff at March 31, 1994 increased slightly from a year ago due mainly to the acquisition of Ohio Bancorp which accounted for 837 banking and 52 trust positions at March 31, 1994.

ASSET QUALITY
     Table 5 summarizes the activity in the allowance for loan losses.
     The allowance for loan losses was $450 million at March 31, 1994 representing 2.12% of loans outstanding at quarter-end. This loan loss reserve ratio compared with 2.08% at year-end 1993 and 2.10% at March 31, 1993.

     The provision for loan losses of $20.4 million for the first quar-
                                                                      [table 8:]

ter declined from $25.4 million in the first quarter 1993.
     Net charge-offs for the first quarter 1993 were $14.2 million compared with $18.5 million for the first three months of 1993.
     The decline in provision and net charge-offs for the quarter is reflective of the continued im-provement in overall asset quality. Table 6 shows net charge-offs as a percentage of average loans by portfolio type.
     Table 7 summarizes nonperforming assets and related data.
     Nonperforming assets of $184 million at March 31, 1994 declined by $25 million from the fourth quarter 1993 due to sales of foreclosed real estate and commercial loan charge-offs and repayments.
     Nonperforming assets as a percentage of loans and OREO were .86% at March 31, 1994 compared with 1.76% a year ago and .98% at December 31, 1993.

CAPITAL
     Table 8 reflects various measures of capital at quarter-end. The changes in the ratios reflect lower capital levels that have resulted from the repurchase of outstanding capital stock and a slightly lower asset base. Book value per common share at March 31, 1994 was $15.87 compared with $14.93 at March 31, 1993 and $15.15 at December 31, 1993. The book value per common share at March 31, 1994 and December 31, 1993 included $.09 and $.22, respectively, related to the market value appreciation of securities available for sale.
     In March 1994 the Corporation issued $250 million principal amount of 6-5/8% Subordinated Notes which qualify as Tier 2 capital for regulatory purposes.
     In the first three months of 1994, approximately 8 million shares of common stock were repurchased in the open market at an average price of $26.18 per share. In April, the remaining common shares authorized for repurchase (approximately 1.3 million) were acquired.

                     [This page left intentionally blank.]

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

               (Dollars In Millions)                                  Daily Average Balance

- ----------------------------------------------------------------------------------------------------------

                                                        1994                        1993
                                                       -------    ----------------------------------------
                                                        FIRST     Fourth      Third     Second      First
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $ 9,105    $ 9,123    $ 8,695    $ 8,795    $ 8,646
    Real estate mortgage............................     6,192      6,251      5,407      4,982      4,528
    Consumer........................................     5,780      5,623      5,398      5,212      5,126
                                                       -------    -------    -------    -------    -------
      Total loans...................................    21,077     20,997     19,500     18,989     18,300
  Securities:
    Taxable.........................................     4,164      4,636      4,560      4,687      4,665
    Tax-exempt......................................       759        839        847        879        881
                                                       -------    -------    -------    -------    -------
      Total securities..............................     4,923      5,475      5,407      5,566      5,546
  Federal funds sold................................        46         86         28         81        119
  Security resale agreements........................       412        302        186        298        333
  Eurodollar time deposits in banks.................       366        223         73        219        606
  Short-term money market investments...............       147        135        155        129        238
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    26,971     27,218     25,349     25,282     25,142
Market value appreciation of securities available
  for sale..........................................        46         --         --         --         --
Allowance for loan losses...........................      (450)      (452)      (402)      (395)      (387)
Cash and demand balances due from banks.............     2,033      2,111      1,948      1,927      1,850
Properties and equipment............................       390        386        362        356        364
Customers' acceptance liability.....................        64         57         45         47         53
Accrued income and other assets.....................     1,271      1,148      1,177      1,104        982
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $30,325    $30,468    $28,479    $28,321    $28,004
                                                       -------    -------    -------    -------    -------
                                                       -------    -------    -------    -------    -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings and NOW accounts..........................   $ 5,174    $ 5,065    $ 4,409    $ 4,319    $ 4,211
  Insured money market accounts.....................     5,313      5,482      5,291      5,489      5,343
  Time deposits of individuals......................     6,146      6,291      6,036      6,249      6,499
  Other time deposits...............................       487        565        510        606        687
  Deposits in overseas offices......................       640        305        245        198        305
  Federal funds borrowed............................     1,588      1,631      1,649      1,294      1,181
  Security repurchase agreements....................     1,079      1,158      1,086      1,072      1,001
  Borrowed funds....................................     1,266      1,237      1,187      1,159      1,186
  Corporate long-term debt..........................       592        509        509        461        326
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    22,285     22,243     20,922     20,847     20,739
  Non-interest bearing deposits.....................     4,828      5,087      4,524      4,495      4,368
  Acceptances outstanding...........................        64         57         45         48         53
  Accrued expenses and other liabilities............       435        372        380        355        312
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    27,612     27,759     25,871     25,745     25,472
      Stockholders' equity..........................     2,713      2,709      2,608      2,576      2,532
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $30,325    $30,468    $28,479    $28,321    $28,004
                                                       -------    -------    -------    -------    -------
                                                       -------    -------    -------    -------    -------
      Net interest income.................................................................................
      Interest spread.....................................................................................
      Contribution of non-interest bearing sources of funds...............................................
      Net interest margin.................................................................................

                      Quarterly Interest                                        Average Annualized Rate
    -------------------------------------------------------     -------------------------------------------------------
     1994                          1993                          1994                          1993
    -------     -------------------------------------------     -------     -------------------------------------------
     FIRST      Fourth       Third      Second       First       FIRST      Fourth       Third      Second       First
    QUARTER     Quarter     Quarter     Quarter     Quarter     QUARTER     Quarter     Quarter     Quarter     Quarter
    -------     -------     -------     -------     -------     -------     -------     -------     -------     -------
    $164.6      $167.6      $162.5      $160.9      $157.8        7.33%       7.29%       7.42%       7.34%       7.39%
     116.5       120.0       106.6       100.9        94.0        7.53        7.68        7.89        8.10        8.30
     129.1       127.8       134.1       130.1       129.6        9.02        9.03        9.88       10.01       10.20
    -------     -------     -------     -------     -------
     410.2       415.4       403.2       391.9       381.4        7.85        7.87        8.23        8.27        8.41
      48.8        54.1        53.6        58.9        63.5        4.71        4.65        4.69        5.03        5.46
      14.3        17.7        18.1        18.8        19.5        7.52        8.45        8.56        8.54        8.84
    -------     -------     -------     -------     -------
      63.1        71.8        71.7        77.7        83.0        5.14        5.23        5.30        5.58        6.00
        .3          .7          .2          .6         1.2        2.82        2.95        3.01        2.77        4.21
       3.3         2.4         1.4         2.3         2.7        3.21        3.14        2.90        3.15        3.29
       2.4         1.9          .6         1.8         5.2        2.66        3.40        3.43        3.37        3.51
       1.8         2.1         1.7         1.6         3.4        4.92        6.29        4.31        5.07        5.85
    -------     -------     -------     -------     -------
    $481.1      $494.3      $478.8      $475.9      $476.9        7.19%       7.23%       7.52%       7.54%       7.64%
    $ 33.0      $ 33.9      $ 29.7      $ 29.2      $ 29.0        2.58%       2.66%       2.67%       2.71%       2.78%
      27.5        28.5        28.5        29.1        30.1        2.10        2.06        2.14        2.13        2.29
      63.9        67.1        65.2        70.6        74.1        4.21        4.23        4.29        4.53        4.63
       3.9         4.7         4.3         5.2         6.0        3.23        3.36        3.34        3.42        3.49
       4.1         2.1         1.6         1.2         2.0        2.62        2.73        2.65        2.41        2.63
      12.4        14.3        12.6         9.4         9.2        3.18        3.48        3.03        2.91        3.18
       7.2         7.6         6.8         7.0         6.2        2.71        2.60        2.49        2.61        2.53
      11.3        12.9        11.2        11.3        11.1        3.63        4.14        3.73        3.90        3.79
       8.4         7.5         7.8         7.1         6.0        5.71        5.85        6.04        6.22        7.44
    -------     -------     -------     -------     -------
     171.7       178.6       167.7       170.1       173.7        3.12%       3.19%       3.18%       3.27%       3.40%
    -------     -------     -------     -------     -------
    $309.4      $315.7      $311.1      $305.8      $303.2
    -------     -------     -------     -------     -------
    -------     -------     -------     -------     -------
...........................................................       4.07%       4.04%       4.34%       4.27%       4.24%
...........................................................        .54         .59         .56         .57         .60
                                                                -------     -------     -------     -------     -------
...........................................................       4.61%       4.63%       4.90%       4.84%       4.84%
                                                                -------     -------     -------     -------     -------
                                                                -------     -------     -------     -------     -------

                         CORPORATE INVESTOR INFORMATION

CORPORATE HEADQUARTERS

     National City Center
     1900 East Ninth Street
     Cleveland, Ohio 44114-3484
     (216) 575-2000

TRANSFER AGENT AND REGISTRAR

     National City Bank
     Corporate Trust Department
     1900 East Ninth Street
     Cleveland, Ohio 44114-3484
     1-800-622-6757

INVESTOR INFORMATION

     Janis E. Lyons, Vice President
     Corporate Investor Relations
     Department 2145
     P.O. Box 5756
     Cleveland, Ohio 44101-0756
     1-800-622-4204

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

DIVIDEND REINVESTMENT AND STOCK
PURCHASE PLAN

     Common stockholders participating in the plan receive a three percent discount from market price when they reinvest their National City dividends in additional shares. Participants can also make optional cash purchases of common stock at a three percent discount from market price and pay no brokerage commissions. To obtain our Plan prospectus and authorization card, write or call:

     National City Bank
     Corporate Trust Department
     Dividend Reinvestment Plan
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

DEBT RATINGS

                                                                     STANDARD        DUFF &         THOMSON
                                                       MOODY'S       & POOR'S        PHELPS        BANKWATCH
- -------------------------------------------------------------------------------------------------------------
National City Corporation........................                                                     A/B
  Commercial paper (short-term debt).............        P-1            A-1          Duff 1+
  Senior debt....................................        A1              A             AA-
  Subordinated debt..............................        A2              A-             A+
  Preferred stock................................       "a1"           BBB+             A
Certificates of deposit:
  National City Bank (Cleveland).................        Aa3            A+             AA
  National City Bank, Columbus...................        Aa3            A+             AA
  National City Bank, Kentucky...................        Aa3            A+             AA
  National City Bank, Indiana....................        Aa3            A+             AA
  National City Bank, Northeast (Akron)..........        Aa3            --             --
  National City Bank, Dayton.....................        Aa3            --             --
  National City Bank, Northwest (Toledo).........        Aa3            --             --
Subordinated Bank Notes:
  National City Bank (Cleveland).................        A1              A             AA-
  National City Bank, Columbus...................        A1              A             AA-

                                     [LOGO]

                          FORM 10-Q -- MARCH 31, 1994

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: April 29, 1994

                                                           /s/ ROBERT G. SIEFERS
                                                    ----------------------------
                                                               Robert G. Siefers
                                                        Executive Vice President
                                                         Chief Financial Officer
                                                     (Duly Authorized Signer and
                                                    Principal Financial Officer)

      TABLE 1: UNIT PROFITABILITY

                                  THREE MONTHS ENDED                     Three months ended
                                    MARCH 31, 1994                         March 31, 1993
                          ----------------------------------     ----------------------------------
                           NET       RETURN ON     RETURN ON      Net       Return on     Return on
(Dollars in Millions)     INCOME     ASSETS(1)      EQUITY       Income     Assets(1)      Equity
- ---------------------------------------------------------------------------------------------------
Corporate banking.....    $ 45.6         1.82%         17.59%     $38.7         1.61%        16.15%
Retail banking........      39.6         .83          15.91       32.8          .73         16.43
National credit
  card................       2.7        2.01          11.69        6.1         3.72         26.24
Investment/funding....      15.2         .57          14.80       12.8          .60         19.85
Trust.................       9.0       27.77          27.35        8.2        27.52         27.07
Item processing.......       3.1        4.19           9.50        3.7         6.40         15.91
Mortgage servicing....      (1.1)     (6.42)         (25.70)       1.2         6.80         11.58
Corporate.............     (10.3)         --             --       (8.2)          --            --
                          ------                                 ------
    Consolidated
      total...........    $103.8        1.39%         15.52%     $95.3         1.38%        15.27%
                          ------                                 ------
                          ------                                 ------

(1)  Return on revenue in the case of fee-based businesses.

      TABLE 2: GEOGRAPHIC UNIT PERFORMANCE

                                    FIRST QUARTER 1994                                FIRST QUARTER 1993
                       ---------------------------------------------     ---------------------------------------------
                        Corporate Banking          Retail Banking         Corporate Banking          Retail Banking
                       --------------------     --------------------     --------------------     --------------------
    (Dollars in         Net       Return on      Net       Return on      Net       Return on      Net       Return on
     Millions)         Income      Assets       Income      Assets       Income      Assets       Income      Assets
- ----------------------------------------------------------------------------------------------------------------------
Cleveland..........    $17.1         2.04%      $10.2         1.00%      $13.2         1.69%      $ 8.4          .77%
Columbus...........      7.8         1.84         6.4          .71         7.5         1.76         6.2          .67
Indiana............      3.6         1.51         9.5         1.08         4.6         1.76         5.0          .71
Kentucky...........     10.3         1.66         4.8          .64         6.9         1.20         5.4          .70
Akron(1)...........      2.1         1.86         4.0          .84         2.3         2.27         2.3          .78
Dayton.............      2.6         1.63         2.9          .86         2.6         1.68         4.2         1.13
Toledo.............      2.1         1.77         1.8          .96         1.6         1.46         1.3          .67
                       ------                   ------                   ------                   ------
 Total.............    $45.6         1.82%      $39.6          .83%      $38.7         1.61%      $32.8          .73%
                       ------                   ------                   ------                   ------
                       ------                   ------                   ------                   ------

(1)  Includes Ohio Bancorp in 1994.

      TABLE 3: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                              Three months ended
                                                                   March 31
                                                         -----------------------------
                    (IN MILLIONS)                           1994              1993
- --------------------------------------------------------------------------------------
Interest adjustment to loans.........................      $  17.8           $  15.1
Interest adjustment to securities....................         (4.8)             (7.7)
                                                         -----------       -----------
  Interest adjustment to earning assets..............         13.0               7.4
Interest adjustment to deposits......................         (5.3)             (6.1)
                                                         -----------       -----------
  Effect on net interest income......................      $  18.3           $  13.5
                                                         -----------       -----------
                                                         -----------       -----------

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

      TABLE 4: FULL-TIME EQUIVALENT STAFFING AND
OVERHEAD PERFORMANCE MEASURES

                                          MARCH 31, 1994                             March 31, 1993
                              --------------------------------------     --------------------------------------
                              FULL-TIME                                  Full-Time
                              EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                                STAFF         RATIO         RATIO          Staff         Ratio         Ratio
- ----------------------------------------------------------------------------------
Corporate and retail banking:
 Cleveland...................    2,717         34.07%        48.60%         2,580         40.02%        52.37%
 Columbus....................    2,245         52.52         63.91          2,383         55.75         65.32
 Indiana.....................    2,287         50.32         62.44          2,678         59.94         69.85
 Kentucky....................    2,065         49.83         60.74          1,935         55.79         64.95
 Akron(1)....................    1,348         59.35         65.10            465         45.22         53.05
 Dayton......................      595         54.90         62.05            641         44.90         56.71
 Toledo......................      384         52.67         59.78            402         53.71         61.33
                              ----------                                 ----------
   Total.....................   11,641         48.17         58.93         11,084         49.68         59.96
National credit card.........      476         50.56         57.57            622         37.90         45.88
Investment/funding...........      263       (13.07)         23.28            208       (45.03)         30.24
Trust(1).....................    1,038            --         62.14            954            --         62.61
Item processing..............    4,718            --         92.04          4,286            --         90.83
Mortgage servicing...........      864            --        110.69            865            --         89.98
Corporate....................      771            --            --            981            --            --
                              ----------                                 ----------
   Consolidated total........   19,771         44.32%        66.43%        19,000         45.13%        66.13%
                              ----------                                 ----------
                              ----------                                 ----------

(1) Includes Ohio Bancorp in 1994.

      TABLE 5: ALLOWANCE FOR LOAN LOSSES

                                                          Three Months Ended
                                                               March 31
                                                        -----------------------
                       (In Thousands)                     1994           1993
      -------------------------------------------------------------------------
      Balance at beginning of year....................  $443,412       $383,849
      Provision.......................................    20,442         25,382
      Reserves acquired (sold)........................       422            (35)
      Charge-offs:
        Commercial....................................     8,690         11,589
        Real estate -- construction...................       265          2,184
        Real estate -- commercial.....................     1,508          1,686
        Real estate -- residential....................       511            940
        Revolving credit..............................     8,259          9,419
        Consumer......................................     8,850          8,827
                                                        --------       --------
        Total Charge-offs.............................    28,083         34,645
      Recoveries:
        Commercial....................................     3,902          7,348
        Real estate -- construction...................       963            407
        Real estate -- commercial.....................       199            278
        Real estate -- residential....................       131            350
        Revolving credit..............................     2,743          2,541
        Consumer......................................     5,981          5,228
                                                        --------       --------
        Total Recoveries..............................    13,919         16,152
                                                        --------       --------
      Net Charge-offs.................................    14,164         18,493
                                                        --------       --------
      Balance at end of period........................  $450,112       $390,703
                                                        --------       --------
                                                        --------       --------

      TABLE 6: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
                 AVERAGE LOANS

                                                                   First Quarter
                                                                 1994         1993
      ----------------------------------------------------------------------------
      Commercial................................................ .22 %          .21%
      Real estate -- construction............................... (.64)         1.38
      Real estate -- commercial................................. .23            .29
      Real estate -- residential................................ .04            .09
      Revolving credit.......................................... 1.44          1.95
      Consumer.................................................. .27            .39
      Total net charge-offs to average loans.................... .27            .40

      TABLE 7: NONPERFORMING ASSETS

                                             MARCH 31     December 31     March 31
                  (In Millions)                1994           1993          1993
      ----------------------------------------------------------------------------
      Commercial:
        Nonaccrual..........................  $  70.1        $ 79.4        $ 118.2
        Restructured........................      1.0           1.1            2.2
                                             ---------    ------------    ---------
          Total commercial..................     71.1          80.5          120.4
      Real estate related:
        Nonaccrual..........................     59.6          64.4           81.1
        Restructured........................      4.5           6.5           10.0
                                             ---------    ------------    ---------
          Total real estate related.........     64.1          70.9           91.1
                                             ---------    ------------    ---------
          Total nonperforming loans.........    135.2         151.4          211.5
      Other real estate owned (OREO)........     49.1          57.8          117.4
                                             ---------    ------------    ---------
      Nonperforming assets..................  $ 184.3        $209.2        $ 328.9
                                             ---------    ------------    ---------
                                             ---------    ------------    ---------
      Loans 90 days past-due accruing
        interest............................  $  31.1        $ 42.2        $  52.2
                                             ---------    ------------    ---------
                                             ---------    ------------    ---------

      TABLE 8: CAPITAL AND CAPITAL/ASSET RATIOS

                                      MARCH 31, 1994            Dec 31, 1993            March 31, 1993
            (In Millions)           AMOUNT       RATIO       Amount       Ratio       Amount       Ratio
      ----------------------------------------------------------------------------
      Total equity1............    $2,590.9       8.68 %    $2,763.3       8.89 %    $$2,594.3      9.32 %
      Common equity1...........     2,397.0       8.03       2,565.0       8.26       2,394.3       8.60
      Tangible common equity2..     2,021.0       6.85       2,185.2       7.12       2,044.2       7.44
      Tier 1 capital3..........     2,341.0       9.65       2,468.9       8.94       2,355.0      10.38
      Total risk-based
        capital4...............     3,238.9      13.35       3,206.8      11.62       2,829.4      12.47
      Leverage ratio5..........     2,341.0       7.79       2,468.9       8.18       2,355.0       8.48

     --------------------

     1 Computed in accordance with generally accepted accounting principles, which includes the market value appreciation of securities at December 31, 1993 and March 31, 1994.
     2 Common equity less all intangible assets; computed as a ratio to total assets less intangible assets.

     3 Stockholders' equity less certain intangibles and the market value appreciation of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.

     4 Tier 1 capital plus qualifying loan loss allowance and subordinated debt;
       computed as a ratio to risk-adjusted assets, as defined.

     5 Tier 1 capital; computed as a ratio to average total assets less certain intangible assets.

  NEW LOGO HERE                                      Bulk Rate
National City Center                                U.S. Postage
1900 East Ninth Street                                  PAID
Cleveland, Ohio 44114-3484                         National City
                                                    Corporation