Form 10-Q
period 1994-06-30
NATIONAL CITY CORP
filed 1994-07-29
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

Commission file number 1-10074
                       -------
                           NATIONAL CITY CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                              34-1111088
          --------                              ----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)




                             1900 East Ninth Street
                             Cleveland, Ohio 44114
                             ---------------------
                    (Address of principal executive office)

                                  216-575-2000
                                  ------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO
    ----           ----

     Indicate the number of shares outstanding in each of the issuer's classes of Common Stock as of July 22, 1994

                  Common Stock, $4.00 Par Value -- 150,229,116

                           National City Corporation

                          QUARTER ENDED JUNE 30, 1994

                                FINANCIAL REPORT
                                 AND FORM 10-Q

                                                     NATIONAL CITY CORPORATION

                                                  FINANCIAL REPORT AND FORM 10-Q
                                                    QUARTER ENDED JUNE 30, 1994
                                                         TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights..............................................................      3
Financial Statements (Item 1):
     Consolidated Statements of Income............................................      4
     Consolidated Balance Sheets..................................................      5
     Consolidated Statements of Cash Flows........................................      6
     Consolidated Statements of Changes in Stockholders' Equity...................      7
     Notes to Financial Statements................................................      7
Management's Discussion and Analysis (Item 2).....................................     11
Consolidated Average Balance Sheets...............................................     15
Quarterly Average Balances/Net Interest Income/Rates..............................     16
PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
     Refer to Note 7 on page 9.
Submission of Matters to a Vote of Security Holders (Item 4)
     On April 25, 1994, at the Annual Meeting of Stockholders of the Registrant,
      stockholders took the following actions:
     1. elected as directors all nominees designated in the proxy statement of
        March 4, 1994;
     2. approved the amendment of the National City Corporation Amended and
        Restated 1991 Restricted Stock Plan;
     3. approved the selection of independent auditors for 1994.
Exhibits and Reports on Form 8-K (Item 6)
     Reports on Form 8-K: None
     Exhibit 10.1: Amended and Second Restated 1991 Restricted Stock Plan
Signature.........................................................................     19

FINANCIAL HIGHLIGHTS

                                            Three Months Ended                        Six Months Ended
                                                  June 30                                  June 30
- - ----------------------------------------------------------------------------------------------------------------------------
                                                                     Percent                                      Percent
                                             1994         1993       Change         1994             1993         Change
EARNINGS (IN THOUSANDS):
- - ------------------------
Net interest income -- taxable
  equivalent.............................. $314,006     $305,828         3%         $623,413         $609,036         2%
Provision for loan losses.................   20,071       23,896       (16)           40,513           49,278       (18)
Fees and other income.....................  211,746      200,564         6           415,554          388,594         7
Security gains............................      799        3,195       (75)            6,692            5,704        17
Noninterest expense.......................  346,954      332,469         4           687,892          657,340         5
Net income................................  105,841      102,454         3           209,648          197,776         6
Net income applicable to common stock.....  102,055       98,454         4           201,985          189,776         6
PERFORMANCE RATIOS:
- - -------------------
Net interest margin.......................     4.68%        4.84%                       4.65%            4.84%
Overhead ratio............................    43.06        43.13                       43.69            44.13
Efficiency ratio..........................    65.99        65.65                       66.21            65.89
Return on average assets..................     1.41         1.45                        1.40             1.41
Return on average common equity...........    17.32        16.62                       16.70            16.26
Return on average total equity............    16.61        15.95                       16.05            15.62
PER SHARE MEASURES:
- - -------------------
Net income per common share...............     $.67         $.61        10%            $1.30            $1.18        10%
Dividends paid per common share...........      .29          .26        12               .58              .52        12
Book value per common share...............                                             16.02            15.16         6
Market value per share (close):
    Common................................                                             27.38            25.19         9
    Preferred.............................                                             65.75            68.50        (4)
AVERAGE BALANCES (IN MILLIONS):
- - -------------------------------
Assets....................................  $30,146      $28,321         6%          $30,235          $28,188         7%
Loans.....................................   21,359       18,989        12            21,219           18,647        14
Securities................................    4,691        5,566       (16)            4,806            5,556       (13)
Earning assets............................   26,843       25,282         6            26,907           25,212         7
Deposits..................................   22,600       21,356         6            22,594           21,384         6
Common stockholders' equity...............    2,363        2,376        (1)            2,440            2,354         4
Total stockholders' equity................    2,555        2,576        (1)            2,634            2,554         3
AT PERIOD END:
- - --------------
Total equity to assets....................                                              8.58%            9.05%
Tier 1 capital ratio......................                                              9.10            10.30
Total risk-based capital ratio............                                             12.65            13.22
Leverage ratio............................                                              7.86             8.51
Common shares outstanding.................                                       150,086,328      157,916,456
Full-time equivalent employees............                                            20,415           19,226
ASSET QUALITY:
- - --------------
Net charge-offs to loans (annualized).....      .18%         .34%                        .22%             .37%
Loan loss reserve to loans................                                              2.14             2.04
Nonperforming assets to loans & OREO......                                               .76             1.37


FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended              Six Months Ended
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)            June 30                        June 30
- - -----------------------------------------------------------------------------------------------------------
                                                     1994           1993            1994           1993
INTEREST INCOME
  Loans:
    Taxable.....................................  $   423,738    $   385,454     $   828,414    $   759,967
    Exempt from Federal income taxes............        3,881          4,187           7,406          8,549
  Securities:
    Taxable.....................................       48,664         58,880          97,489        122,375
    Exempt from Federal income taxes............       10,287         12,245          19,376         24,970
  Federal funds sold and security resale
    agreements..................................        6,108          2,901           9,685          6,839
  Eurodollar time deposits in banks.............          578          1,840           2,976          7,088
  Other short-term investments..................        1,206          1,631           2,989          5,066
                                                  -----------    -----------     -----------    -----------
      Total interest income.....................      494,462        467,138         968,335        934,854
INTEREST EXPENSE
  Deposits......................................      138,492        135,314         270,914        276,489
  Federal funds borrowed and security repurchase
    agreements..................................       22,778         16,360          42,415         31,847
  Borrowed funds................................       13,260         11,269          24,592         22,346
  Corporate long-term debt......................       13,745          7,152          22,082         13,129
                                                  -----------    -----------     -----------    -----------
      Total interest expense....................      188,275        170,095         360,003        343,811
                                                  -----------    -----------     -----------    -----------
      Net interest income.......................      306,187        297,043         608,332        591,043
PROVISION FOR LOAN LOSSES.......................       20,071         23,896          40,513         49,278
                                                  -----------    -----------     -----------    -----------
      Net interest income after provision for
         loan losses............................      286,116        273,147         567,819        541,765
NONINTEREST INCOME
  Item processing revenues......................       77,195         66,750         149,390        123,962
  Service charges on deposit accounts...........       38,581         37,801          75,938         74,826
  Trust fees....................................       32,559         30,046          65,722         60,477
  Credit card fees..............................       20,183         24,105          39,993         47,730
  Mortgage banking revenues.....................       17,315         15,878          31,468         30,781
  Other.........................................       25,913         25,984          53,043         50,818
                                                  -----------    -----------     -----------    -----------
      Total fees and other income...............      211,746        200,564         415,554        388,594
  Security gains................................          799          3,195           6,692          5,704
                                                  -----------    -----------     -----------    -----------
      Total noninterest income..................      212,545        203,759         422,246        394,298
NONINTEREST EXPENSE
  Salaries and employee benefits................      162,598        154,080         323,894        310,569
  Equipment.....................................       23,246         22,439          46,481         45,085
  Net occupancy.................................       22,286         22,376          45,196         44,538
  Assessments and taxes.........................       20,672         20,398          40,857         40,527
  Other.........................................      118,152        113,176         231,464        216,621
                                                  -----------    -----------     -----------    -----------
      Total noninterest expense.................      346,954        332,469         687,892        657,340
                                                  -----------    -----------     -----------    -----------
Income before income taxes......................      151,707        144,437         302,173        278,723
Income tax expense..............................       45,866         41,983          92,525         80,947
                                                  -----------    -----------     -----------    -----------
NET INCOME......................................  $   105,841    $   102,454     $   209,648    $   197,776
                                                   ==========     ==========      ==========     ==========
NET INCOME APPLICABLE TO COMMON STOCK...........  $   102,055    $    98,454     $   201,985    $   189,776
                                                   ==========     ==========      ==========     ==========
NET INCOME PER COMMON SHARE.....................         $.67           $.61           $1.30          $1.18
Average Common Shares Outstanding...............  152,211,896    161,124,271     155,228,172    161,405,696

See notes to financial statements.


CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)
- - ----------------------------------------------------------------------------------------------------
                                                         JUNE 30       December 31       June 30
                                                          1994            1993            1993
ASSETS
  Loans:
     Commercial....................................    $ 8,512,112     $8,429,119      $ 8,161,464
     International.................................         52,384         69,776           50,311
     Real estate construction......................        417,837        439,406          516,653
     Lease financing...............................        222,743        228,352          218,186
     Real estate mortgage -- nonresidential........      2,500,083      2,328,228        2,254,191
     Real estate mortgage -- residential...........      3,598,905      3,523,836        2,618,726
     Mortgage loans held for sale..................        212,555        509,187          364,692
     Consumer......................................      4,396,513      4,241,461        3,827,777
     Revolving credit..............................      1,768,998      1,516,776        1,506,863
                                                       -----------     -----------     -----------
          Total loans..............................     21,682,130     21,286,141       19,518,863
          Allowance for loan losses................        463,829        443,412          398,921
                                                       -----------     -----------     -----------
          Net loans................................     21,218,301     20,842,729       19,119,942
  Securities held to maturity(market value
     $1,433,530, $1,824,855, and $2,786,473,
     respectively).................................      1,427,438      1,763,025        2,692,452
  Securities available for sale (market value
     $2,870,102 at June 30, 1993)..................      3,246,081      3,403,201        2,815,052
  Federal funds sold and security resale
     agreements....................................        563,945        611,743          235,521
  Trading account assets...........................          9,235        150,296           28,246
  Eurodollar time deposits in banks................          5,000        457,000          105,000
  Other short-term money market investments........         68,865         85,677           52,288
  Cash and demand balances due from banks..........      1,858,076      1,933,888        2,033,503
  Properties and equipment.........................        389,363        386,219          351,211
  Customers' acceptance liability..................         67,489         68,148           42,169
  Accrued income and other assets..................      1,398,789      1,365,783        1,185,023
                                                       -----------     -----------     -----------
          TOTAL ASSETS.............................   $ 30,252,582   $ 31,067,709     $ 28,660,407
                                                       ============    =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............    $ 4,869,746     $5,214,560      $ 4,671,942
  Savings and NOW accounts.........................      5,080,010      5,161,593        4,372,684
  Insured money market accounts....................      5,034,272      5,489,785        5,364,545
  Time deposits of individuals.....................      6,335,247      6,224,231        6,124,984
  Other time deposits..............................        454,102        500,421          531,594
  Deposits in overseas offices.....................        803,886        472,431          182,964
                                                       -----------     -----------     -----------
          Total deposits...........................     22,577,263     23,063,021       21,248,713
  Federal funds borrowed and security repurchase
     agreements....................................      2,408,619      3,082,821        2,581,588
  Borrowed funds...................................      1,432,792      1,201,011        1,293,019
  Acceptances outstanding..........................         67,489         68,148           42,169
  Accrued expenses and other liabilities...........        415,680        379,268          383,682
  Corporate long-term debt.........................        756,101        510,173          517,518
                                                       -----------     -----------     -----------
          TOTAL LIABILITIES........................     27,657,944     28,304,442       26,066,689
Stockholders' Equity:
  Preferred stock..................................        189,890        198,310          200,000
  Common stock.....................................      2,404,748      2,564,957        2,393,718
                                                       -----------     -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY...............      2,594,638      2,763,267        2,593,718
                                                       -----------     -----------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................   $ 30,252,582   $ 31,067,709     $ 28,660,407
                                                       ============    =============   ============

See notes to financial statements.

                                                                                                        5

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)                                               Six Months Ended June 30
- - ------------------------------------------------------------------------------------------------
                                                                        1994            1993
OPERATING ACTIVITIES
  Net income.....................................................    $   209,648     $   197,776
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses.................................         40,513          49,278
       Depreciation and amortization of goodwill and
          intangibles............................................         57,824          49,441
       Security gains............................................         (6,692)         (5,704)
       Net change in trading account assets......................        141,061         (15,202)
       Originations and purchases of mortgage loans held for
          sale...................................................       (873,840)     (1,545,633)
       Proceeds from the sale of mortgage loans held for sale....      1,186,410       1,489,701
       Net change in interest receivable.........................        (15,969)        (22,067)
       Net change in interest payable............................         12,308          19,852
       Net change in other assets................................        (15,925)       (120,383)
       Net change in other liabilities...........................         24,160          69,572
                                                                     -----------     -----------
          Net Cash Provided (Used) by Operating Activities.......        759,498         166,631
LENDING AND INVESTING ACTIVITIES
  Net change in short-term investments...........................        516,610       1,204,579
  Purchases of securities........................................     (1,312,292)     (1,954,310)
  Proceeds from sales of securities..............................        932,730       1,077,890
  Proceeds from maturities of securities.........................        808,176         872,031
  Net change in loans............................................       (728,655)       (785,780)
  Proceeds from sales of loans...................................             --          26,208
  Net change in properties and equipment.........................        (31,882)         (7,174)
  Acquisitions...................................................             --         (19,641)
                                                                     -----------     -----------
          Net Cash Provided (Used) by Lending and Investing
            Activities...........................................        184,687         413,803
DEPOSIT AND FINANCING ACTIVITIES
  Net change in Federal funds borrowed and security repurchase
     agreements..................................................       (674,202)        762,864
  Net change in borrowed funds...................................        231,781        (100,201)
  Net change in demand, savings, NOW, insured money market
     accounts, and deposits in overseas offices..................       (550,455)       (575,000)
  Net change in time deposits....................................         64,697        (761,611)
  Proceeds from issuance of long-term debt.......................        247,080         197,950
  Repayment of long-term debt....................................         (2,946)         (8,586)
  Dividends paid, net of tax benefit of ESOP shares..............        (97,088)        (90,351)
  Issuances of common shares.....................................         10,457          18,094
  Repurchase of common and preferred stock.......................       (254,643)        (66,166)
  ESOP trust repayment...........................................          5,322           5,144
                                                                     -----------     -----------
          Net Cash Provided (Used) by Deposit and Financing
            Activities...........................................     (1,019,997)       (617,863)
                                                                     -----------     -----------
  Net Increase (Decrease) in Cash and Cash Equivalents...........        (75,812)        (37,429)
  Cash and Cash Equivalents, January 1...........................      1,933,888       2,070,932
                                                                     -----------     -----------
  Cash and Cash Equivalents, June 30.............................    $ 1,858,076     $ 2,033,503
                                                                     ============    ============
SUPPLEMENTAL DISCLOSURES
  Interest paid..................................................    $   348,000     $   324,000
  Income taxes paid..............................................        101,000          82,000
  Shares issued in purchase acquisitions.........................             --          29,335

See notes to financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                                 Unallocated
                                                                                                                    Shares
(DOLLARS IN THOUSANDS EXCEPT PER              Preferred          Common          Capital          Retained         Held by
SHARE AMOUNTS)                                  Stock            Stock           Surplus          Earnings        ESOP Trust
- - -------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1993....................    $200,000         $316,335         $300,307        $1,708,506        $(25,262)
  Net income...............................                                                         197,776
  Common dividends paid, $.52 per share....                                                         (82,843)
  Preferred dividends paid, $2.00 per
    depositary share.......................                                                          (8,000)
  Issuance of 950,106 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        1,900           16,194
  Issuance of 1,514,070 restricted shares
    pursuant to acquisition................                        3,028           26,307
  Purchase of 2,714,900 common shares......                       (5,430)          (9,778)          (50,958)
  Two-for-one stock split..................                      315,833         (315,833)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             492           5,144
                                             ------------     ------------     ------------     ------------     ------------
Balance June 30, 1993......................    $200,000         $631,666         $ 17,197        $1,764,973        $(20,118)
                                             ============     ============     ============     ============     ============
Balance January 1, 1994....................    $198,310         $635,119         $105,140        $1,841,144        $(16,446)
  Net income...............................                                                         209,648
  Common dividends paid, $.58 per share....                                                         (89,560)
  Preferred dividends paid, $2.00 per
    depositary share.......................                                                          (7,843)
  Issuance of 582,117 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        2,329            8,128
  Purchase of 9,275,400 common shares and
    180,400 depositary shares of preferred
    stock..................................      (8,420)         (37,102)         (19,401)         (189,720)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             315           5,322
  Adjustment to unrealized gain on
    securities available for sale, net of
    tax....................................                                                         (42,325)
                                             ------------     ------------     ------------     ------------     ------------
Balance June 30, 1994......................    $189,890         $600,346         $ 93,867        $1,721,659        $(11,124)
                                             ============     ============     ============     ============     ============



                                                Total
- - -----------------------------------------------------------
Balance January 1, 1993....................   $2,499,886
  Net income...............................      197,776
  Common dividends paid, $.52 per share....      (82,843)
  Preferred dividends paid, $2.00 per
    depositary share.......................       (8,000)
  Issuance of 950,106 common shares under
    corporate stock and dividend
    reinvestment plans.....................       18,094
  Issuance of 1,514,070 restricted shares
    pursuant to acquisition................       29,335
  Purchase of 2,714,900 common shares......      (66,166)
  Two-for-one stock split..................           --
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        5,636
                                             ------------
Balance June 30, 1993......................   $2,593,718
                                             ============
Balance January 1, 1994....................   $2,763,267
  Net income...............................      209,648
  Common dividends paid, $.58 per share....      (89,560)
  Preferred dividends paid, $2.00 per
    depositary share.......................       (7,843)
  Issuance of 582,117 common shares under
    corporate stock and dividend
    reinvestment plans.....................       10,457
  Purchase of 9,275,400 common shares and
    180,400 depositary shares of preferred
    stock..................................     (254,643)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        5,637
  Adjustment to unrealized gain on
    securities available for sale, net of
    tax....................................      (42,325)
                                             ------------
Balance June 30, 1994......................   $2,594,638
                                             ============

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

     The following is a summary of securities held to maturity and available for sale:

                                  JUNE 30, 1994
                   --------------------------------------------
                               UNREALIZED  UNREALIZED   MARKET
  (IN THOUSANDS)      COST      GAINS      LOSSES      VALUE
- - ---------------------------------------------------------------
Held to Maturity:
U.S. Treasury and
  Federal agency
  debentures...... $  128,687  $    --     $   664   $  128,023
Mortgage-backed
  securities......    689,833    2,862      21,030      671,665
States and
  political
  subdivisions....    532,503   29,031       4,275      557,259
Other.............     76,415      290         122       76,583
                   ----------  -------     -------   ----------
  Total held to
    maturity......  1,427,438   32,183      26,091    1,433,530
Available for
  Sale:
U.S. Treasury and
  Federal agency
  debentures......  1,213,178    4,514      25,341    1,192,351
Mortgage-backed
  securities......  1,802,931    3,003      25,044    1,780,890
States and
  political
  subdivisions....     31,849      332          31       32,150
Other.............    209,443   36,733       5,486      240,690
                   ----------  -------     -------   ----------
  Total available
    for sale......  3,257,401   44,582      55,902    3,246,081
                   ----------  -------     -------   ----------
  Total
    securities.... $4,684,839  $76,765     $81,993   $4,679,611
                   ==========  ========    ========  ==========

                                  June 30, 1993
                  ---------------------------------------------
                              Unrealized   Unrealized   Market
 (IN THOUSANDS)      Cost      Gains       Losses      Value
- - ---------------------------------------------------------------
Held to Maturity:
U.S. Treasury and
  Federal agency
  debentures..... $  361,650  $ 12,365     $    --   $  374,015
Mortgage-backed
  securities.....  1,316,857    14,970       2,034    1,329,793
States and
  political
  subdivisions...    715,681    71,286       3,821      783,146
Other............    298,264     3,884       2,629      299,519
                  ----------  --------     -------   ----------
  Total held to
    maturity.....  2,692,452   102,505       8,484    2,786,473
Available for
  Sale:
U.S. Treasury and
  Federal agency
  debentures.....    818,151    23,500         308      841,343
Mortgage-backed
  securities.....  1,865,247    17,522         998    1,881,771
Other............    131,654    16,770       1,436      146,988
                  ----------  --------     -------   ----------
  Total available
    for sale.....  2,815,052    57,792       2,742    2,870,102
                  ----------  --------     -------   ----------
  Total
    securities... $5,507,504  $160,297     $11,226   $5,656,575
                  ==========  =========    ========  ==========

     For the six months ended June 30, 1994 and 1993, gross gains of $10.5 million and $6.5 million, and gross losses of $3.8 million and $.8 million were realized, respectively.
     At June 30, 1994, the unrealized depreciation in securities available for sale included in retained earnings totalled $7.4 million, net of tax.
     For the six months ended June 30, 1994, the following represents the segregation of cash flows between securities available for sale and securities held to maturity:

                             AVAILABLE    HELD TO
(IN THOUSANDS)                FOR SALE    MATURITY    TOTAL
- - --------------------------------------------------------------
Purchases of securities..... $1,221,176   $91,116   $1,312,292
Proceeds from sale of
  securities................    932,730        --      932,730
Proceeds from maturities of
  securities................    348,364   459,812      808,176

     As of June 30, 1994, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

5. BORROWED FUNDS

                            JUNE 30        Dec 31       June 30
(IN THOUSANDS)                1994          1993          1993
- - -------------------------------------------------------------------
U.S. Treasury demand
  notes and Federal funds
  borrowed-term..........  $  491,307    $  309,832    $  367,913
Trading account
  liabilities-short
  sales..................          --            --        12,529
Securities sold with
  recourse...............       5,094        12,805        21,369
Notes payable to Student
  Loan Marketing
  Association............     300,000       243,400       243,400
Military banking
  liabilities............     161,366       185,493       246,764
Other....................      50,443        50,632        73,605
                           ----------    ----------    ----------
  Bank subsidiaries......   1,008,210       802,162       965,580
Commercial paper.........     424,520       398,790       327,138
Other....................          62            59           301
                           ----------    ----------    ----------
  Other subsidiaries.....     424,582       398,849       327,439
                           ----------    ----------    ----------
        Total............   1,432,792    $1,201,011    $1,293,019
                           ==========    ==========    ==========

6. CORPORATE LONG-TERM DEBT

                                 JUNE 30    Dec 31   June 30
(IN THOUSANDS)                     1994      1993      1993
- - ------------------------------------------------------------
6 5/8% Subordinated Notes due
  2004..........................$250,000  $     --  $    --
  Less discount.................  (1,252)       --       --
8 3/8% Notes due 1996........... 100,000    100,000  100,000
  Less discount.................    (134)     (174)     (214)
Floating Rate Sub. Notes due
 1997...........................  75,000     75,000   75,000
  Less discount.................     (48)      (58)      (67)
9 7/8% Sub. Notes due 1999......  65,000     65,000   65,000
  Less discount.................    (243)     (268)     (303)
Floating Rate Notes due 1997....  50,000     50,000   50,000
  Less discount.................     (69)      (80)      (90)
Medium-Term Notes...............   4,000      6,000   16,000
  Less discount.................      (4)       (9)      (15)
Floating Rate Notes due 1994....   5,000      5,000    5,000
Other...........................   6,980      7,609    4,192
                                 --------  --------  --------
  Total parent company.......... 554,230    308,020  314,503
6 1/2% Sub. Notes due 2003...... 200,000    200,000  200,000
  Less discount.................    (662)     (699)     (737)
Other...........................   2,533      2,852    3,752
                                 --------  --------  --------
  Total subsidiaries............ 201,871    202,153  203,015
                                 --------  --------  --------
        Total..................$ 756,101  $ 510,173 $517,518
                                 ========= ========= =========

     In March 1994 the Corporation issued $250 million principal amount of 6 5/8% Subordinated Notes Due 2004. Interest on the notes is payable semi-annually. The notes are not redeemable prior to their maturity and qualify as Tier 2 capital for regulatory purposes.

     A credit agreement dated June 30, 1994 with a group of banks allows the Corporation to borrow up to $300 million until June 30, 1997, with a provision to extend the expiration date under certain circumstances. There were no borrowings outstanding under this agreement at June 30, 1994.

7. STOCKHOLDERS' EQUITY

                           JUNE 30      Dec. 31      June 30
(OUTSTANDING SHARES)         1994         1993         1993
- - -----------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......     757,160      793,240      800,000
Common Stock, $4.00 par
  value, authorized
  350,000,000 shares.... 150,086,328  158,779,611  157,916,456

8. INCOME TAX EXPENSE

     The composition of income tax expense follows:

                                      Six Months Ended
                                           June 30
                                 ---------------------------
(IN THOUSANDS)                      1994            1993
- - ------------------------------------------------------------
Applicable to income exclusive
  of security transactions.....    $90,122         $78,975
Applicable to security
  transactions.................      2,403           1,972
                                 -----------     -----------
        Total..................    $92,525         $80,947
                                 ===========     ===========

     The effective tax rate was approximately 30.6% and 29.0% for the six months ended June 30, 1994 and 1993, respectively. The increase reflects declining levels of tax-exempt interest income and a higher federal statutory rate.

9. REGULATORY DIVIDENDS

     A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At June 30, 1994, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $192.4 million of dividends. During the first six months of 1994, dividends totalling $2.4 million were declared and $169.5 million of previously declared dividends were paid to the Parent company.

10. EARNINGS PER SHARE

     The calculation of net income per common share follows:

                      Three Months Ended        Six Months Ended
                           June 30                  June 30
                   ------------------------ ------------------------
(IN THOUSANDS)        1994         1993        1994         1993
- - ---------------------------------------------------------------------
PRIMARY:
 Net income.......    $105,841     $102,454    $209,648     $197,776
 Less preferred
   dividend
   requirements...       3,786        4,000       7,663        8,000
                   -----------  ----------- -----------  -----------
 Net income
   applicable to
   common stock...    $102,055      $98,454    $201,985     $189,776
                   ===========  =========== ===========  ===========
 Average common
   shares
   outstanding.... 152,211,896  161,124,271 155,228,172  161,405,696
                   ===========  =========== ===========  ===========
 Net income per
   common share...      $  .67       $  .61      $ 1.30       $ 1.18
                   ===========  =========== ===========  ===========
ASSUMING FULL
 DILUTION:
 Net income.......    $105,841     $102,454    $209,648     $197,776
                   ===========  =========== ===========  ===========
 Average common
   shares
   outstanding.... 152,211,896  161,124,211 155,228,172  161,405,696
 Stock option
   adjustment.....      73,220       81,710      73,220       81,710
 Preferred stock
   adjustment.....   9,025,347    9,535,160   9,025,347    9,535,160
                   -----------  ----------- -----------  -----------
 Average common
   shares
   outstanding, as
   adjusted....... 161,310,463  170,741,081 164,326,739  171,022,566
                   ===========  =========== ===========  ===========
 Pro forma fully
   diluted net
   income per
   common share...      $  .66       $  .60      $ 1.28       $ 1.16
                   ===========  =========== ===========  ===========

     The stock option adjustment in the calculation of fully diluted common shares outstanding represents the assumed exercise of all outstanding stock options as of the beginning of year or date of grant, if later, computed using the treasury stock method.
     The preferred stock adjustment in the calculation of fully diluted common shares outstanding represents the proforma effect of assumed conversion of 8% Cumulative Convertible Preferred Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY
     Net income per common share was $.67 for the quarter ended June 30, 1994, an increase of 10% over the $.61 for the corresponding quarter last year. Net income for the quarter ended June 30, 1994 was $105.8 million versus $102.5 million earned in the quarter ended June 30, 1993.
     Per share earnings were $1.30 for the first six months, also up 10% over the $1.18 earned in 1993. Net income for the first six months was $209.6 million, compared with $197.8 million in the prior year.
     Return on average common equity for the second quarter and first half of 1994 were 17.32% and 16.70%, respectively, compared with 16.62% and 16.26% for the same periods in 1993. Return on average assets for the second quarter and first half of 1994 were 1.41% and 1.40%, respectively, compared with 1.45%, and 1.41% for the same periods in 1993.
     Net after-tax security gains were negligible for the second quarter 1994 and increased net income per share $.03 year-to-date, compared with $.01 and $.02 per share for the second quarter and year-to-date 1993, respectively.
     The improved profitability for the quarter and year-to-date was driven by several factors, including: higher net interest income resulting from loan growth, increased fee income, and a continuing decline in the provision for loan losses. Average loan outstandings in the second quarter increased 1.3% over first quarter 1994 (a 5.3% annualized growth rate) and 1.7% over fourth quarter 1993. Fee income increased 5.6% and 6.9%, respectively, over the second quarter and year-to-date 1993. Noninterest expenses increased

TABLE 1: UNIT PROFITABILITY

                                  SIX MONTHS ENDED                    SIX MONTHS ENDED
                                   JUNE 30, 1994                        JUNE 30, 1993
                        ----------------------------------    ------------------------------------
                          NET     RETURN ON     RETURN ON       NET     RETURN ON     RETURN ON
(Dollars in Millions)   INCOME    ASSETS(1)      EQUITY       INCOME    ASSETS(1)      EQUITY
- - --------------------------------------------------------------------------------------------------
Corporate banking.....  $ 88.4       1.70%        16.13%        80.7     1.64%          16.63%
Retail banking........    78.7        .82         16.58         66.5      .74           16.42
National credit card..     3.6       1.31          7.78         11.7     3.60           24.94
Investment/funding....    27.8        .64         14.54         28.4      .72           21.66
Trust.................    18.2      25.08         26.66         16.8    25.07           27.61
Item processing.......     7.4       4.92         11.27          8.5     6.77           16.06
Mortgage banking......     1.3       3.34          9.61          2.5     6.20           12.01
Corporate.............   (15.8)        --            --        (17.3)      --              --
                        ------                                ------
        Total.........  $209.6       1.40%        16.05%      $197.8     1.41%          15.62%
                        ======     ======        ======       ======   ======          ======

(1)     RETURN ON REVENUE IN THE CASE OF FEE-BASED BUSINESSES.

TABLE 2: GEOGRAPHIC UNIT PERFORMANCE
                                  SIX MONTHS ENDED                    SIX MONTHS ENDED
                                   JUNE 30, 1994                        JUNE 30, 1993
                        ----------------------------------    ---------------------------------
                        CORPORATE BANKING   RETAIL BANKING    CORPORATE BANKING  RETAIL BANKING
                        -----------------   --------------    -----------------  --------------
(Dollars                 NET    RETURN ON   NET   RETURN ON   NET   RETURN ON  NET    RETURN ON
in millions)            INCOME   ASSETS   INCOME   ASSETS   INCOME   ASSETS   INCOME   ASSETS
- - -----------------------------------------------------------------------------------------------
Cleveland               $34.2     2.00%  $20.7    1.01%    $27.4     1.71%    $16.8     .83%
Columbus                 15.9     1.86    14.1     .77      14.8     1.72      12.8     .69
Indiana....               7.4     1.56    17.5     .99       8.7     1.62      11.8     .64
Kentucky...              16.4     1.37    10.2     .67      16.8     1.42      11.1     .72
Akron(1)                  4.6     1.14     7.7     .59       4.7     2.19       4.4     .75
Dayton ....               5.4     1.86     5.8     .85       4.9     1.54       7.4    1.01
Toledo ....               4.5     1.85     2.7     .73       3.4     1.57       2.2     .55
                       ------    -----   -----    ----     -----     ----     -----    ----
                        $88.4     1.70%  $78.7     .82%    $80.7     1.64%    $66.5     .74%
                       ======    =====   =====    ====     =====     ====     =====    ====

(1)     INCLUDES OHIO BANCORP IN 1994.

4.4% and 4.6% for the quarter and year-to-date, respectively, versus the same periods last year due mainly to the acquisition of Ohio Bancorp in October 1993. Excluding the effect of acquired companies, noninterest expense in 1994 was flat compared to 1993.
     Tables 1 and 2 present profitability contributions by the Corporation's major units to consolidated results. The units shown are reflective of how management operates and monitors these businesses internally. Inherent in the reported amounts are cost allocations for centrally provided services that approximate the pro-rata cost to the units using such services. Equity has been allocated among the business units in the current and prior year to reflect well-capitalized levels as defined by bank regulatory agencies. An income credit is granted to the functional units to reflect their use of this noninterest-bearing source of funds. Return on equity as reported in both years reflects these allocations. Corporate and retail banking net income results include actual interest earned and paid on transactions with customers, with adjustments for matched-maturity, internal funds transfer charges and credits for loans and deposits. Income on investment securities and all gains and losses associated with interest rate risk are reported in the investment/funding unit.
     The corporate and retail banking businesses' earnings improved for the first six months of 1994 compared with 1993 due primarily to higher net interest income that resulted from loan growth and the continuing decline in the provision for loan losses. Also contributing to the improvement are lower expense levels, as seen in the improved overhead and efficiency ratios.
     The decline in national credit card net income is due to the settlement of litigation in the second quarter 1994, the loss of a major customer in the fourth quarter 1993, and increased marketing expenses directed at replacing the lost business.
     The lower return on equity in the item processing business relative to the other functional units reflects a higher equity allocation to this business as if it were an independent organization. The decline in return on equity versus the prior year is due to increased equity allocations to cover the full purchase price of companies acquired in 1993.
     The decline in mortgage banking net income was due to lower gains on the sale of mortgage loans and lower origination fees in 1994, offset somewhat by the sale of mortgage servicing in the second quarter 1994 and reduced amortization of purchased mortgage servicing rights from the level recorded in 1993. The reduced amortization is expected to continue unless mortgage refinancings accelerate.
     The improvement in the corporate contribution is due primarily to net reduced expenses in 1994.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
     Average earning assets totalled $26,843 million for the quarter ended June 30, 1994, a decrease of $128 million from the quarter ended March 31, 1994 and an increase of $1,561 million from the quarter ended June 30, 1993. The decline in the second quarter was due to lower balances in the securities portfolio and money market assets. These decreases were somewhat offset by increases in commercial, real estate mortgage and consumer loans. Average total loans of $21,359 million were approximately 1.3% higher than the first quarter 1994. The increase over the second quarter last year is due to both loan growth and the acquisition of Ohio Bancorp.


TABLE 3: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                               Six months ended
                                                                    June 30
                                                            -----------------------
                      (In Millions)                           1994           1993
- - -----------------------------------------------------------------------------------
Interest adjustment to loans..............................      $30.6         $33.3
Interest adjustment to securities.........................       (9.3)        (14.9)
                                                            ---------       -------
  Interest adjustment to earning assets...................       21.3          18.4
Interest adjustment to deposits...........................       (8.0)        (11.1)
                                                            ---------       -------
  Effect on net interest income...........................      $29.3         $29.5
                                                            =========       ========

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

TABLE 4: FULL-TIME EQUIVALENT STAFFING AND OVERHEAD PERFORMANCE MEASURES

                                  JUNE 30, 1994                              June 30, 1993
                      --------------------------------------     --------------------------------------
                      FULL-TIME                                  Full-Time
                      EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                        STAFF         RATIO         RATIO          Staff         Ratio         Ratio
- - -------------------------------------------------------------------------------------------------------
Corporate and retail
  banking(1).........   11,951         49.74%        60.10%        11,250         50.28%        60.78%
National credit
  card...............      491         57.76         64.46            625         39.90         47.53
Investment/ funding..      285        (11.09)        38.11            222        (41.75)        27.96
Trust(1).............      974            --         61.38            956            --         61.52
Item processing......    5,179            --         91.36          4,394            --         90.25
Mortgage servicing...      803            --         94.32            860            --         90.29
Corporate............      732            --            --            919            --            --
    Total............   20,415         43.69%        66.21%        19,226         44.13%        65.89%
                      ==========     =========    ==========     ==========     =========    =========

(1) INCLUDES OHIO BANCORP IN 1994.

     Core deposits decreased slightly in the second quarter due mainly to decreased transaction accounts. There has also been a shifting of deposits from customer savings accounts to certificates of deposit. At June 30, 1994, average core deposits funded over 100% of average loans.

NET INTEREST INCOME
     On a fully taxable equivalent basis, net interest income increased to $314.0 million in the second quarter 1994 compared with $305.8 million for the corresponding quarter in 1993. For the first half 1994, fully taxable equivalent net interest income increased 2.4% to $623.4 million from $609.0 million in 1993.
     The tax equivalent net interest margin was 4.68% in the quarter ended June 30, 1994, compared with 4.61% and 4.84% for the quarters ended March 31, 1994 and June 30, 1993, respectively. The improvement shown in the second quarter 1994 relative to the first quarter is due to a slightly higher concentration of loans to total earning assets and increased yields on the securities portfolio and other earning assets. The spread between yields on loans and rates paid on interest bearing liabilities has remained fairly constant over the past three quarters. The lower margin in comparison to the prior year was mainly due to the loss of a large credit card customer in the fourth quarter 1993.
     Management attempts to prevent adverse swings in net interest income resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, simulation and duration analyses.
     At June 30, 1994, the Corporation was less liability-sensitive than at December 31, 1993. The cumulative one-year gap had contracted to 8.8% of adjusted earning assets from 10.8% at year-end 1993. The earnings simulation model projects that net income would decrease by 1.1% if rates rose two percentage points over the next year. At the end of 1993, the corresponding exposure was 2.0% of net income. Finally, the Corporation's duration model indicates that a two percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cashflows by an amount equal to 1.0% of total assets, down from 1.1% at year-end 1993.
     Contributing to the decreased liability sensitivity was a reduced volume of interest-rate swaps where the Corporation receives a fixed rate along with increased volume of swaps which hedge exposure to rising rates. The contribution to net interest income of the interest-rate derivative portfolio is presented in Table 3.

FEES AND OTHER INCOME
     Fee income was $211.7 million for the second quarter 1994, up 5.6% from $200.6 million for the second quarter 1993. The increase in fee income was due primarily to growth in item processing revenues which have resulted from business growth and acquisitions. The increase in mortgage banking revenue for the quarter and year-to-date was due to a $4.3 million gain on sale of mortgage servicing rights in the second quarter 1994. Offsetting these increases was a decline in credit card fees that resulted from the loss of a large customer in the fourth quarter 1993 and the unwinding of a credit card securitization. The fees associated with the credit card securitization were replaced with net interest income as the related loan balances were returned to the balance sheet.

NONINTEREST EXPENSES
     Noninterest expenses were $347.0 million for the quarter ended June 30, 1994, compared with $332.5 million for the corresponding quarter in 1993. Year-to-date noninterest expenses were $687.9 million compared with $657.3 million in 1993. Ex-


TABLE 5: ALLOWANCE FOR LOAN LOSSES

                                                           Six Months Ended
                                                                June 30
                                                        -----------------------
                    (In Thousands)                        1994           1993
- - -------------------------------------------------------------------------------
Balance at beginning of year..........................  $443,412       $383,849
Provision.............................................    40,513         49,278
Reserves acquired (sold)..............................     3,458            461
Charge-offs:
  Commercial..........................................    16,026         20,177
  Real estate -- construction.........................       265          3,384
  Real estate -- commercial...........................     3,222          2,798
  Real estate -- residential..........................       939          1,296
  Revolving credit....................................    17,113         18,808
  Consumer............................................    15,852         15,734
                                                        --------       --------
  Total Charge-offs...................................    53,417         62,197
Recoveries:
  Commercial..........................................    10,561         10,236
  Real estate -- construction.........................       988            644
  Real estate -- commercial...........................       443            472
  Real estate -- residential..........................       412            447
  Revolving credit....................................     5,408          5,139
  Consumer............................................    12,051         10,592
                                                        --------       --------
  Total Recoveries....................................    29,863         27,530
                                                        --------       --------
Net Charge-offs.......................................    23,554         34,667
                                                        --------       --------
Balance at end of period..............................  $463,829       $398,921
                                                        =========      =========

      TABLE 6: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
AVERAGE LOANS

                                                  Second Quarter       First Six
                                                                         Months
                                                  1994     1993      1994     1993
- - ----------------------------------------------------------------------------------
Commercial.......................................  .03%      .27%     .13%      .24%
Real estate -- construction...................... (.02)      .77     (.33)     1.08
Real estate -- commercial........................  .24       .17      .23       .22
Real estate -- residential.......................  .02       .04      .03       .06
Revolving credit................................. 1.49      1.89     1.46      1.92
Consumer.........................................  .09       .16      .18       .27
Total net charge-offs to average loans...........  .18       .34      .22       .37

cluding the effect of acquisitions, expenses in the second quarter and year-to-date 1994 were flat in comparison to the same periods last year. Legal settlements totalling $3.5 million were recorded in the second quarter 1994. Severance and other costs related to the Corporation's cost redesign program were $5.7 million for the six months ended June 30, 1993 and writedowns of OREO properties were $8.2 million for the same year-to-date period.
     The efficiency ratio, defined as noninterest expense as a percentage of fee income plus fully taxable net interest income, was 66.21% for the first six months of 1994 versus 65.89% for the first half of 1993.
     The overhead ratio, defined as noninterest expense less fee income as a percentage of fully taxable net interest income, was 43.69% for the first half of 1994 versus 44.13% a year ago.
     The relationships between the overhead and efficiency ratios in comparison to the prior year reflect equivalent dollar growth in both noninterest income and expense, as well as higher net interest income. The current year ratios are impaired by the legal settlements that occurred in 1994.
     Total staff at June 30, 1994 increased from a year ago due to the acquisition of Ohio Bancorp which accounted for 595 banking and 42 trust positions at June 30, 1994. Also, the increase in item processing was due to both acquisitions and increased business volume.

ASSET QUALITY
     Table 5 sumarizes the activity in the allowance for loan losses.

     The allowance for loan losses was $463.8 million at June 30, 1994 representing 2.14% of loans outstanding at that date. This loan loss reserve ratio compared with 2.08% at year-end 1993 and 2.04% at June 30, 1993.
     The provision for loan losses declined to $20.1 million for the second quarter 1994 and $40.5 million year-to-date from $23.9 million and $49.3 million for the same periods in 1993, respectively.
     Net charge-offs were $9.4 million and $16.2 million for the quarters ended June 30, 1994 and 1993, respectively, and $23.6 million and $34.7 million, respectively, for the first six months of 1994 and 1993.
     The decline in provision and net charge-offs for both the quarter and year-to-date is reflective of the continued improvement in overall asset quality. Table 6 shows net charge-offs as a percentage of average loans by portfolio type.
     Table 7 summarizes nonperforming assets and related data.
     Nonperforming assets of $164 million at June 30, 1994 declined by $20 million from the prior quarter and $104 million from a year ago due primarily to the sale of foreclosed real estate and commercial loan charge-offs and repayments.
     Nonperforming assets as a percentage of loans and OREO were .76% at June 30, 1994 compared with 1.37% a year ago and .98% at December 31, 1993.
     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 114 "Accounting By Creditors For Impairment of a Loan". The Corporation plans to adopt this standard on January 1, 1995 and does not expect the adoption to have a material impact on financial position or results of operations.


      TABLE 7: NONPERFORMING ASSETS

                                              JUNE 30     December 31      June 30
      (IN MILLIONS)                            1994           1993          1993
      ----------------------------------------------------------------------------
      Commercial:
        Nonaccrual..........................    $59.7          $79.4         $91.7
        Restructured........................      1.1            1.1           1.8
                                             ---------    ------------    ---------
          Total commercial..................     60.8           80.5          93.5
      Real estate related:
        Nonaccrual..........................     57.8           64.4          80.6
        Restructured........................      4.6            6.5          13.7
                                             ---------    ------------    ---------
          Total real estate related.........     62.4           70.9          94.3
                                             ---------    ------------    ---------
          Total nonperforming loans.........    123.2          151.4         187.8
      Other real estate owned (OREO)........     41.2           57.8          80.2
                                             ---------    ------------    ---------
      Nonperforming assets..................   $164.4         $209.2        $268.0
                                             ==========   =============   ==========
      Loans 90 days past-due accruing
        interest............................    $30.1          $42.2         $57.2
                                             ==========   =============   ==========


      TABLE 8: CAPITAL AND CAPITAL/ASSET RATIOS

                                      JUNE 30, 1994             Dec 31, 1993            June 30, 1993
      (IN MILLIONS)                  AMOUNT       RATIO       Amount       Ratio       Amount       Ratio
      ----------------------------------------------------------------------------------------------------
      Total equity1............    $2,594.6       8.58 %    $2,763.3       8.89 %    $2,593.7       9.05 %
      Common equity1...........     2,404.7       7.95       2,565.0       8.26       2,393.7       8.35
      Tangible common equity2..     2,017.2       6.75       2,185.2       7.12       2,055.0       7.26
      Tier 1 capital3..........     2,350.4       9.10       2,468.9       8.94       2,392.6      10.30
      Total risk-based
        capital4...............     3,267.9      12.65       3,206.8      11.62       3,072.8      13.22
      Leverage ratio5..........     2,350.4       7.86       2,468.9       8.18       2,392.6       8.51

     --------------------

     1 Computed in accordance with generally accepted accounting principles, which includes the market value adjustment to securities at December 31, 1993 and June 30, 1994.

     2 Common equity less all intangible assets; computed as a ratio to total assets less intangible assets.

     3 Stockholders' equity less certain intangibles and the market value adjustment to securities available for sale; computed as a ratio to risk-adjusted assets, as defined.

     4 Tier 1 capital plus qualifying loan loss allowance and subordinated debt;
       computed as a ratio to risk-adjusted assets, as defined.

     5 Tier 1 capital; computed as a ratio to average total assets less certain intangibles.

CAPITAL
     Table 8 reflects various measures of capital at quarter-end. The changes in the ratios reflect lower capital levels that have resulted from the repurchase of outstanding capital stock and a slightly lower asset base. Book value per common share was $16.02 at June 30, 1994, compared with $15.16 at June 30, 1993 and $16.15 at December 31, 1993.
     The book value per common share at June 30, 1994 and December 31, 1993 included ($.05) and $.22, respectively, related to the market value (depreciation)/appreciation of securities available for sale.
     In March 1994 the Corporation issued $250 million principal amount of 6 5/8% Subordinated Notes which qualify as Tier 2 capital for regulatory purposes.
     In the first half of 1994, approximately 10 million shares of common stock were repurchased in the open market. In July 1994, the Board of Directors authorized the purchase, in the open market or otherwise, of up to 10 million shares of its outstanding common stock, subject to a total expenditure limit of $300 million. Also in July, the quarterly dividend was raised $.01 from its previous level of $.29 to $.30 per share.


CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                 Three Months            Six Months
(DOLLARS IN MILLIONS)                                            Ended June 30          Ended June 30
- - --------------------------------------------------------------------------------------------------------------
                                                              1994          1993          1994          1993
                                                            --------      --------      --------      --------
ASSETS
Earning Assets:
Loans:
  Commercial.............................................   $  9,148      $  8,795      $  9,121      $  8,721
  Real estate mortgage--nonresidential...................      2,449         2,169         2,380         2,072
  Real estate mortgage--residential......................      3,518         2,387         3,501         2,322
  Mortgage loans held for sale...........................        261           426           332           362
  Consumer...............................................      4,322         3,774         4,286         3,744
  Revolving credit.......................................      1,661         1,438         1,599         1,426
                                                            --------      --------      --------      --------
    Total loans..........................................     21,359        18,989        21,219        18,647
  Securities.............................................      4,691         5,566         4,806         5,566
  Federal funds sold and security resale agreements......        621           379           540           416
  Trading account assets.................................         10            13            21            20
  Eurodollar time deposits in banks......................         66           219           216           411
  Other short-term money market investments..............         96           116           105           162
                                                            --------      --------      --------      --------
    Total earning assets (gross of allowance for loan
      losses)............................................     26,843        25,282        26,907        25,212
  Allowance for loan losses..............................       (457)         (395)         (454)         (391)
  Market value appreciation of securities available for
    sale.................................................          4            --            25            --
  Cash and demand balances due from banks................      2,029         1,927         2,031         1,888
  Properties and equipment...............................        391           356           390           360
  Customers' acceptance liability........................         58            48            61            51
  Accrued income and other assets........................      1,278         1,103         1,275         1,068
                                                            --------      --------      --------      --------
    Total Assets.........................................   $ 30,146      $ 28,321      $ 30,235      $ 28,188
                                                             =======       =======       =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES:
  Demand deposits........................................   $  4,779      $  4,495         4,802      $  4,431
  Savings and NOW accounts...............................      5,169         4,319         5,170         4,266
  Insured money market accounts..........................      5,239         5,489         5,276         5,416
  Time deposits of individuals...........................      6,209         6,249         6,178         6,374
  Other time deposits....................................        488           606           490           646
  Deposits in overseas office............................        716           198           678           251
                                                            --------      --------      --------      --------
    Total deposits.......................................     22,600        21,356        22,594        21,384
  Federal funds borrowed and security repurchase
    agreements...........................................      2,479         2,366         2,572         2,275
  Borrowed funds.........................................      1,301         1,159         1,284         1,173
  Acceptances outstanding................................         58            48            61            51
  Accrued expenses and other liabilities.................        396           355           415           358
  Corporate long-term debt...............................        757           461           675           393
                                                            --------      --------      --------      --------
    Total Liabilities....................................     27,591        25,745        27,601        25,634
STOCKHOLDERS' EQUITY:
  Preferred stock........................................        192           200           194           200
  Common stock...........................................      2,363         2,376         2,440         2,354
                                                            --------      --------      --------      --------
    Total Stockholders' Equity...........................      2,555         2,576         2,634         2,554
                                                            --------      --------      --------      --------
    Total Liabilities and Stockholders' Equity...........   $ 30,146      $ 28,321      $ 30,235      $ 28,188
                                                             =======       =======       =======       =======

                                                                                                               15

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

(DOLLARS IN MILLIONS)                                                   Daily Average Balance
- - ----------------------------------------------------------------------------------------------------------
                                                              1994                       1993
                                                       ------------------    -----------------------------
                                                       SECOND      First     Fourth      Third     Second
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $ 9,148    $ 9,105    $ 9,123    $ 8,695    $ 8,795
    Real estate mortgage............................     6,228      6,192      6,251      5,407      4,982
    Consumer........................................     5,983      5,780      5,623      5,398      5,212
                                                       -------    -------    -------    -------    -------
      Total loans...................................    21,359     21,077     20,997     19,500     18,989
  Securities:
    Taxable.........................................     3,903      4,164      4,636      4,560      4,687
    Tax-exempt......................................       788        759        839        847        879
                                                       -------    -------    -------    -------    -------
      Total securities..............................     4,691      4,923      5,475      5,407      5,566
  Federal funds sold................................        52         46         86         28         81
  Security resale agreements........................       569        412        302        186        298
  Eurodollar time deposits in banks.................        66        366        223         73        219
  Short-term money market investments...............       106        147        135        155        129
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    26,843     26,971     27,218     25,349     25,282
Market value appreciation of securities available
  for sale..........................................         4         46         --         --         --
Allowance for loan losses...........................      (457)      (450)      (452)      (402)      (395)
Cash and demand balances due from banks.............     2,029      2,033      2,111      1,948      1,927
Properties and equipment............................       391        390        386        362        356
Customers' acceptance liability.....................        58         64         57         45         47
Accrued income and other assets.....................     1,278      1,271      1,148      1,177      1,104
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $30,146    $30,325    $30,468    $28,479    $28,321
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings and NOW accounts..........................   $ 5,169    $ 5,174    $ 5,065    $ 4,409    $ 4,319
  Insured money market accounts.....................     5,239      5,313      5,482      5,291      5,489
  Time deposits of individuals......................     6,209      6,146      6,291      6,036      6,249
  Other time deposits...............................       488        487        565        510        606
  Deposits in overseas offices......................       716        640        305        245        198
  Federal funds borrowed............................     1,352      1,588      1,631      1,649      1,294
  Security repurchase agreements....................     1,127      1,079      1,158      1,086      1,072
  Borrowed funds....................................     1,301      1,266      1,237      1,187      1,159
  Corporate long-term debt..........................       757        592        509        509        461
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    22,358     22,285     22,243     20,922     20,847
  Non-interest bearing deposits.....................     4,779      4,828      5,087      4,524      4,495
  Acceptances outstanding...........................        58         64         57         45         48
  Accrued expenses and other liabilities............       396        435        372        380        355
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    27,591     27,612     27,759     25,871     25,745
      Stockholders' equity..........................     2,555      2,713      2,709      2,608      2,576
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $30,146    $30,325    $30,468    $28,479    $28,321
                                                       =======    =======    =======    =======    =======
Net interest income.......................................................................................

Interest spread...........................................................................................
Contribution of noninterest bearing sources of funds......................................................

Net interest margin.......................................................................................




                      Quarterly Interest                                        Average Annualized Rate
    -------------------------------------------------------     -------------------------------------------------------
           1994                          1993                          1994                          1993
    -------------------     -------------------------------     -------------------     -------------------------------
    SECOND       First      Fourth       Third      Second      SECOND       First      Fourth       Third      Second
    QUARTER     Quarter     Quarter     Quarter     Quarter     QUARTER     Quarter     Quarter     Quarter     Quarter
    -------     -------     -------     -------     -------     -------     -------     -------     -------     -------



    $175.4      $164.6      $167.6      $162.5      $160.9        7.69%       7.33%       7.29%       7.42%       7.34%
     118.9       116.5       120.0       106.6       100.9        7.63        7.53        7.68        7.89        8.10
     135.7       129.1       127.8       134.1       130.1        9.09        9.02        9.03        9.88       10.01
    -------     -------     -------     -------     -------
     430.0       410.2       415.4       403.2       391.9        8.07        7.85        7.87        8.23        8.27

      48.7        48.8        54.1        53.6        58.9        4.99        4.71        4.65        4.69        5.03
      15.7        14.3        17.7        18.1        18.8        7.97        7.52        8.45        8.56        8.54
    -------     -------     -------     -------     -------
      64.4        63.1        71.8        71.7        77.7        5.49        5.14        5.23        5.30        5.58
        .5          .3          .7          .2          .6        4.14        2.82        2.95        3.01        2.77
       5.6         3.3         2.4         1.4         2.3        3.93        3.21        3.14        2.90        3.15
        .6         2.4         1.9          .6         1.8        3.51        2.66        3.40        3.43        3.37
       1.2         1.8         2.1         1.7         1.6        4.56        4.92        6.29        4.31        5.07
    -------     -------     -------     -------     -------

    $502.3      $481.1      $494.3      $478.8      $475.9        7.50%       7.19%       7.23%       7.52%       7.54%












    $ 33.2      $ 33.0      $ 33.9      $ 29.7      $ 29.2        2.58%       2.58%       2.66%       2.67%       2.71%
      28.4        27.5        28.5        28.5        29.1        2.17        2.10        2.06        2.14        2.13
      66.2        63.9        67.1        65.2        70.6        4.27        4.21        4.23        4.29        4.53
       4.1         3.9         4.7         4.3         5.2        3.53        3.23        3.36        3.34        3.42
       6.6         4.1         2.1         1.6         1.2        3.68        2.62        2.73        2.65        2.41
      13.6        12.4        14.3        12.6         9.4        4.02        3.18        3.48        3.03        2.91
       9.2         7.2         7.6         6.8         7.0        3.28        2.71        2.60        2.49        2.61
      13.3        11.3        12.9        11.2        11.3        4.09        3.63        4.14        3.73        3.90
      13.7         8.4         7.5         7.8         7.1        7.28        5.71        5.85        6.04        6.22
    -------     -------     -------     -------     -------

     188.3       171.7       178.6       167.7       170.1        3.38%       3.12%       3.19%       3.18%       3.27%
    -------     -------     -------     -------     -------








    $314.0      $309.4      $315.7      $311.11     $305.8
    =======     =======     =======     =======     =======
...........................................................       4.12%       4.07%       4.04%       4.34%       4.27%
...........................................................        .56         .54         .59         .56         .57
                                                                -------     -------     -------     -------     -------
...........................................................       4.68%       4.61%       4.63%       4.90%       4.84%
                                                                =======     =======     =======     =======     =======

                                                                                                                       17

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

     National City Bank
     Corporate Trust Department
     Dividend Reinvestment Plan
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

DEBT RATINGS

                                                                     STANDARD        DUFF &         THOMSON
                                                       MOODY'S       & POOR'S        PHELPS        BANKWATCH
- - -------------------------------------------------------------------------------------------------------------
National City Corporation........................                                                     A/B
  Commercial paper (short-term debt).............        P-1            A-1          Duff 1+
  Senior debt....................................        A1             A              AA-
  Subordinated debt..............................        A2             A-              A+
  Preferred stock................................       "a1"           BBB+             A
Certificates of deposit:
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
Subordinated Bank Notes:
  National City Bank (Cleveland).................        A1              A             AA-
  National City Bank, Columbus...................        A1              A             AA-

                          NATIONAL CITY CORPORATION





                          FORM 10-Q -- JUNE 30, 1994

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL CITY CORPORATION

Date: July 29, 1994

                                                           /s/ ROBERT G. SIEFERS
                                        ----------------------------------------
                                                               Robert G. Siefers
                                                        Executive Vice President
                                                         Chief Financial Officer
                                                     (Duly Authorized Signer and
                                                    Principal Financial Officer)

                                               +--------------------+
NATIONAL CITY CORPORATION                      |      Bulk Rate     |
NATIONAL CITY CENTER                           |     U.S. Postage   |
1900 EAST NINTH STREET                         |         PAID       |
CLEVELAND, OHIO 44114-3484                     |    National City   |
                                               |     Corporation    |
                                               +--------------------+