Form 10-Q
period 1994-09-30
NATIONAL CITY CORP
filed 1994-10-31
CIK 69970

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994

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

        Indicated the number shares outstanding of each of the issuer's classes of Common Stock as of October 21, 1994

                       Common Stock, $4.00 Par Value - 150,185,904

                         [Paste-up National City Logo]

                        QUARTER ENDED SEPTEMBER 30, 1994

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                                      LOGO

                         FINANCIAL REPORT AND FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1994

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights..............................................................      3
Financial Statements (Item 1):
     Consolidated Statements of Income............................................      4
     Consolidated Balance Sheets..................................................      5
     Consolidated Statements of Cash Flows........................................      6
     Consolidated Statements of Changes in Stockholders' Equity...................      7
     Notes to Financial Statements................................................      7
Management's Discussion and Analysis (Item 2).....................................     11
Consolidated Average Balance Sheets...............................................     15
Daily Average Balances/Net Interest Income/Rates..................................     16
PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
     Refer to Reports on Form 8-K below and Note 8 on page 9.
Exhibits and Reports on Form 8-K (Item 6)
     Exhibit 27:
       Financial Data Schedule
     Reports on Form 8-K:
     August 1, 1994: The Board of Directors authorized the purchase, in the open market or otherwise, of up to 10 million shares of its outstanding common stock, subject to a total expenditure limit of $300 million.
Signature.........................................................................     19

FINANCIAL HIGHLIGHTS

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30                      September 30
- - - ------------------------------------------------------------------------------------------------------------------

                                                                       Percent                              Percent
                                                   1994       1993     Change      1994          1993       Change
EARNINGS (IN THOUSANDS):
Net interest income -- fully taxable
  equivalent...................................  $317,391   $311,127       2%      $940,804      $920,163       2%
Provision for loan losses......................    19,235     23,861     (19)        59,748        73,139     (18)
Fees and other income..........................   207,153    196,961       5        622,707       585,555       6
Security gains.................................     2,772      2,851      (3)         9,464         8,555      11
Noninterest expense............................   344,785    330,886       4      1,032,677       988,226       4
Net income.....................................   108,411    102,676       6        318,059       300,452       6
Net income applicable to common stock..........   104,625     98,676       6        306,610       288,452       6
PERFORMANCE RATIOS:
Net interest margin............................      4.68%      4.90%                  4.65%         4.86%
Overhead ratio.................................     43.36      43.05                  43.58         43.76
Efficiency ratio...............................     65.73      65.12                  66.05         65.63
Return on average assets.......................      1.41       1.43                   1.40          1.42
Return on average common equity................     17.21      16.26                  16.87         16.26
Return on average total equity.................     16.53      15.62                  16.21         15.62
PER SHARE MEASURES:
Net income per common share....................      $.69       $.61      13%         $1.99         $1.79      11%
Dividends paid per common share................       .30        .27      11            .88           .79      11
Book value per common share....................                                       16.33         15.53       5
Market value per share (close):
    Common.....................................                                       28.13         26.75       5
    Preferred..................................                                       68.56         71.00      (3)
AVERAGE BALANCES (IN MILLIONS):
Assets.........................................   $30,510   $ 28,479       7%       $30,328       $28,286       7%
Loans..........................................    21,815     19,500      12         21,420        18,934      13
Securities.....................................     4,723      5,407    (13)          4,778         5,506    (13)
Earning assets.................................    27,188     25,349       7         27,002        25,259       7
Deposits.......................................    22,736     21,015       8         22,641        21,260       6
Common stockholders' equity....................     2,412      2,408      --          2,430         2,372       2
Total stockholders' equity.....................     2,601      2,608      --          2,623         2,572       2
AT PERIOD END:
Total equity to assets.........................                                        8.49%         9.20%
Tier 1 capital ratio...........................                                        9.30          9.98
Total risk-based capital ratio.................                                       12.76         12.81
Leverage ratio.................................                                        8.09          8.67
Common shares outstanding......................                                 150,148,676   158,243,950
Full-time equivalent employees.................                                      20,098        18,902
ASSET QUALITY:
Net charge-offs to loans (annualized)..........       .29%       .48%                   .24%          .41%
Loan loss reserve to loans.....................                                        2.10          2.00
Nonperforming assets to loans & OREO...........                                         .69          1.23

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended             Nine Months Ended
(Dollars in Thousands Except Per Share Amounts)          September 30                   September 30
- - - -----------------------------------------------------------------------------------------------------------

                                                     1994           1993            1994           1993
INTEREST INCOME
  Loans:
    Taxable.....................................  $   444,397    $   396,340     $ 1,272,811    $ 1,156,307
    Exempt from Federal income taxes............        4,281          4,008          11,687         12,557
  Securities:
    Taxable.....................................       51,757         53,587         149,246        175,962
    Exempt from Federal income taxes............       10,595         11,338          29,971         36,308
  Federal funds sold and security resale
    agreements..................................        5,465          1,570          15,150          8,409
  Eurodollar time deposits in banks.............            7            630           2,983          7,718
  Other short-term investments..................        1,252          1,683           4,241          6,749
                                                  -----------    -----------     -----------    -----------
      Total interest income.....................      517,754        469,156       1,486,089      1,404,010
INTEREST EXPENSE
  Deposits......................................      151,275        129,326         422,189        405,815
  Federal funds borrowed and security repurchase
    agreements..................................       26,113         19,426          68,528         51,273
  Borrowed funds................................       17,023         11,152          41,615         33,498
  Corporate long-term debt......................       13,196          7,748          35,278         20,877
                                                  -----------    -----------     -----------    -----------
      Total interest expense....................      207,607        167,652         567,610        511,463
                                                  -----------    -----------     -----------    -----------
      Net interest income.......................      310,147        301,504         918,479        892,547
PROVISION FOR LOAN LOSSES.......................       19,235         23,861          59,748         73,139
                                                  -----------    -----------     -----------    -----------
      Net interest income after provision for
         loan losses............................      290,912        277,643         858,731        819,408
NONINTEREST INCOME
  Item processing revenues......................       78,909         67,455         228,299        191,417
  Service charges on deposit accounts...........       38,790         38,215         114,728        113,041
  Trust fees....................................       28,946         29,005          94,668         89,482
  Credit card fees..............................       19,471         22,957          59,464         70,687
  Mortgage banking revenues.....................       13,584         11,867          45,052         42,648
  Other.........................................       27,453         27,462          80,496         78,280
                                                  -----------    -----------     -----------    -----------
      Total fees and other income...............      207,153        196,961         622,707        585,555
  Security gains................................        2,772          2,851           9,464          8,555
                                                  -----------    -----------     -----------    -----------
      Total noninterest income..................      209,925        199,812         632,171        594,110
NONINTEREST EXPENSE
  Salaries and employee benefits................      164,505        153,279         488,399        463,848
  Equipment.....................................       22,226         20,901          68,707         65,986
  Net occupancy.................................       22,403         22,121          67,599         66,659
  Assessments and taxes.........................       19,684         19,543          60,541         60,070
  Other.........................................      115,967        115,042         347,431        331,663
                                                  -----------    -----------     -----------    -----------
      Total noninterest expense.................      344,785        330,886       1,032,677        988,226
                                                  -----------    -----------     -----------    -----------
Income before income taxes......................      156,052        146,569         458,225        425,292
Income tax expense..............................       47,641         43,893         140,166        124,840
                                                  -----------    -----------     -----------    -----------
NET INCOME......................................  $   108,411    $   102,676     $   318,059    $   300,452
                                                   ==========     ==========      ==========     ==========
NET INCOME APPLICABLE TO COMMON STOCK...........  $   104,625    $    98,676     $   306,610    $   288,452
                                                   ==========     ==========      ==========     ==========
NET INCOME PER COMMON SHARE.....................         $.69           $.61           $1.99          $1.79
Average Common Shares Outstanding...............  152,077,200    160,109,139     154,166,306    160,968,761

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
- - - --------------------------------------------------------------------------------

                                                       SEPTEMBER 30     December 31     September 30
                                                           1994            1993             1993
ASSETS
  Loans:
     Commercial....................................    $ 8,490,914      $8,429,119      $ 8,118,571
     International.................................         52,923          69,776           42,145
     Real estate construction......................        424,842         439,406          492,287
     Lease financing...............................        213,164         228,352          221,393
     Real estate mortgage -- nonresidential........      2,495,465       2,328,228        2,246,598
     Real estate mortgage -- residential...........      3,861,391       3,523,836        2,928,611
     Mortgage loans held for sale..................        155,289         509,187          487,623
     Consumer......................................      4,605,299       4,241,461        3,954,928
     Revolving credit..............................      1,999,325       1,516,776        1,523,885
                                                       ------------     -----------     ------------
          Total loans..............................     22,298,612      21,286,141       20,016,041
          Allowance for loan losses................        467,272         443,412          399,462
                                                       ------------     -----------     ------------
          Net loans................................     21,831,340      20,842,729       19,616,579
  Securities held to maturity (market value
     $1,333,604, $1,824,855 and $2,695,333,
     respectively).................................      1,323,727       1,763,025        2,599,696
  Securities available for sale (market value
     $2,651,555 at September 30, 1993).............      3,581,608       3,403,201        2,592,314
  Federal funds sold and security resale
     agreements....................................        388,925         611,743          319,150
  Trading account assets...........................          6,091         150,296            4,526
  Eurodollar time deposits in banks................             --         457,000               --
  Other short-term money market investments........         75,643          85,677          142,120
  Cash and demand balances due from banks..........      2,074,640       1,933,888        1,966,794
  Properties and equipment.........................        386,974         386,219          368,979
  Customers' acceptance liability..................         86,779          68,148           48,005
  Accrued income and other assets..................      1,358,186       1,365,783        1,216,600
                                                       ------------     -----------     ------------
          TOTAL ASSETS.............................    $31,113,913      $31,067,709     $28,874,763
                                                       ==============   =============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............    $ 4,726,733      $5,214,560      $ 4,729,779
  Savings and NOW accounts.........................      4,702,631       5,161,593        4,463,416
  Insured money market accounts....................      5,061,210       5,489,785        5,146,019
  Time deposits of individuals.....................      6,535,091       6,224,231        5,964,840
  Other time deposits..............................        397,089         500,421          482,782
  Deposits in overseas offices.....................      1,494,656         472,431          268,369
                                                       ------------     -----------     ------------
          Total deposits...........................     22,917,410      23,063,021       21,055,205
  Federal funds borrowed and security repurchase
     agreements....................................      2,395,827       3,082,821        2,975,264
  Borrowed funds...................................      1,832,172       1,201,011        1,259,871
  Acceptances outstanding..........................         86,779          68,148           48,005
  Accrued expenses and other liabilities...........        493,147         379,268          371,540
  Corporate long-term debt.........................        748,104         510,173          507,557
                                                       ------------     -----------     ------------
          TOTAL LIABILITIES........................     28,473,439      28,304,442       26,217,442
Stockholders' Equity:
  Preferred stock..................................        189,290         198,310          200,000
  Common stock.....................................      2,451,184       2,564,957        2,457,321
                                                       ------------     -----------     ------------
          TOTAL STOCKHOLDERS' EQUITY...............      2,640,474       2,763,267        2,657,321
                                                       ------------     -----------     ------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................    $31,113,913      $31,067,709     $28,874,763
                                                       ==============   =============   ==============

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                     (Dollars in Thousands)                               September 30
- - - ----------------------------------------------------------------------------------------------
                                                                      1994            1993
OPERATING ACTIVITIES
  Net income.....................................................  $   318,059     $   300,452
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses.................................       59,748          73,139
       Depreciation and amortization of goodwill and
          intangibles............................................       84,123          85,893
       Security gains............................................       (9,464)         (8,555)
       Net change in trading account assets......................      144,205           8,518
       Originations and purchases of mortgage loans held for
          sale...................................................   (1,053,532)     (2,357,717)
       Proceeds from sales of mortgage loans held for sale.......    1,438,865       2,254,579
       Net change in interest receivable.........................      (29,659)        (25,133)
       Net change in interest payable............................       27,372          26,997
       Net change in other assets................................       34,640        (169,249)
       Net change in other liabilities...........................       86,566          50,224
                                                                   -----------     -----------
          Net Cash Provided (Used) by Operating Activities.......    1,100,923         239,148
LENDING AND INVESTING ACTIVITIES
  Net change in short-term investments...........................      689,852       1,136,118
  Purchases of securities........................................   (1,991,820)     (3,060,281)
  Proceeds from sales of securities..............................    1,155,138       1,760,983
  Proceeds from maturities of securities.........................    1,012,982       1,610,475
  Net change in loans............................................   (1,433,692)     (1,259,072)
  Proceeds from sales of loans...................................           --          26,208
  Net change in properties and equipment.........................      (42,984)        (38,189)
  Acquisitions...................................................           --         (19,641)
                                                                   -----------     -----------
          Net Cash Provided (Used) by Lending and Investing
            Activities...........................................     (610,524)        156,601
DEPOSIT AND FINANCING ACTIVITIES
  Net change in Federal funds borrowed and security repurchase
     agreements..................................................     (686,994)      1,156,540
  Net change in borrowed funds...................................      631,161        (133,349)
  Net change in demand, savings, NOW, insured money market
     accounts, and deposits in overseas offices..................     (353,139)       (559,552)
  Net change in time deposits....................................      207,528        (970,567)
  Proceeds from issuance of long-term debt.......................      247,080         197,950
  Repayment of long-term debt....................................      (11,038)        (18,557)
  Dividends paid, net of tax benefit of ESOP shares..............     (145,760)       (136,856)
  Issuances of common stock......................................       18,056          23,805
  Repurchase of common and preferred stock.......................     (262,957)        (66,167)
  ESOP trust repayment...........................................        6,416           6,866
                                                                   -----------     -----------
          Net Cash Provided (Used) by Deposit and Financing
            Activities...........................................     (349,647)       (499,887)
                                                                   -----------     -----------
  Net Increase (Decrease) in Cash and Cash Equivalents...........      140,752        (104,138)
  Cash and Cash Equivalents, January 1...........................    1,933,888       2,070,932
                                                                   -----------     -----------
  Cash and Cash Equivalents, September 30........................  $ 2,074,640     $ 1,966,794
                                                                   ============    ============
SUPPLEMENTAL DISCLOSURES
  Interest paid..................................................  $   541,000     $   484,000
  Income taxes paid..............................................      142,000         126,000
  Shares issued in purchase acquisitions.........................           --          29,335

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Unallocated
                                                                                                                    Shares
     (Dollars in Thousands Except Per         Preferred          Common          Capital          Retained         Held by
              Share Amounts)                    Stock            Stock           Surplus          Earnings        ESOP Trust
- - - ----------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1993....................    $200,000         $316,335         $300,307        $1,708,506        $(25,262)
  Net income...............................                                                         300,452
  Common dividends paid, $.79 per share....                                                        (125,502)
  Preferred dividends paid, $3.00 per
    depositary share.......................                                                         (12,000)
  Issuance of 1,277,600 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        2,936           20,869
  Issuance of 1,514,070 restricted shares
    pursuant to acquisition................                        3,028           26,307
  Purchase of 2,714,900 common shares......                       (5,430)          (9,778)          (50,959)
  Two-for-one stock split..................                      316,107         (316,107)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             646           6,866
                                             ------------     ------------     ------------     ------------     ------------
Balance September 30, 1993.................    $200,000         $632,976         $ 21,598        $1,821,143        $(18,396)
                                             ============     ============     ============     ============     ============
Balance January 1, 1994....................    $198,310         $635,119         $105,140        $1,841,144        $(16,446)
  Net income...............................                                                         318,059
  Common dividends paid, $.88 per share....                                                        (134,621)
  Preferred dividends paid, $3.00 per
    depositary share.......................                                                         (11,629)
  Issuance of 935,865 common shares
    under corporate stock and dividend
    reinvestment plans.....................                        3,743           14,313
  Purchase of 9,566,800 common shares and
    180,400 depositary shares of preferred
    stock..................................      (9,020)         (38,267)         (19,741)         (195,929)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             490           6,416
  Adjustment to unrealized (loss) on
    securities available for sale, net of
    tax....................................                                                         (56,607)
                                             ------------     ------------     ------------     ------------     ------------
Balance September 30, 1994.................    $189,290         $600,595         $ 99,712        $1,760,907        $(10,030)
                                             ============     ============     ============     ============     ============


     (Dollars in Thousands Except Per
              Share Amounts)                    Total
- - - --------------------------------------------------------
Balance January 1, 1993....................   $2,499,886
  Net income...............................      300,452
  Common dividends paid, $.79 per share....     (125,502)
  Preferred dividends paid, $3.00 per
    depositary share.......................      (12,000)
  Issuance of 1,277,600 common shares under
    corporate stock and dividend
    reinvestment plans.....................       23,805
  Issuance of 1,514,070 restricted shares
    pursuant to acquisition................       29,335
  Purchase of 2,714,900 common shares......      (66,167)
  Two-for-one stock split..................           --
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        7,512
                                             ------------
Balance September 30, 1993.................   $2,657,321
                                             ============
Balance January 1, 1994....................   $2,763,267
  Net income...............................      318,059
  Common dividends paid, $.88 per share....     (134,621)
  Preferred dividends paid, $3.00 per
    depositary share.......................      (11,629)
  Issuance of 935,865 common shares
    under corporate stock and dividend
    reinvestment plans.....................       18,056
  Purchase of 9,566,800 common shares and
    180,400 depositary shares of preferred
    stock..................................     (262,957)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        6,906
  Adjustment to unrealized (loss) on
    securities available for sale, net of
    tax....................................      (56,607)
                                             ------------
Balance September 30, 1994.................   $2,640,474
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

Ohio Bancorp shareholders received approximately $104 million in cash and were issued approximately 4.3 million shares of the Corporation's common stock, for a total transaction value of approximately $215 million. The transaction was accounted for as a purchase. Total goodwill recorded was $67 million and is being amortized over 20 years.

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

     The following is a summary of securities held to maturity and available for sale:

                               SEPTEMBER 30, 1994
                 ----------------------------------------------
                             UNREALIZED  UNREALIZED    MARKET
 (In Thousands)     COST       GAINS       LOSSES      VALUE
- - - ---------------------------------------------------------------
Held to
  Maturity:
U.S. Treasury
  and Federal
  agency
  debentures.... $  134,358   $     --    $    909   $  133,449
Mortgage-backed
  securities....    656,140      2,373      25,131      633,382
States and
  political
 subdivisions...    468,058     39,428       5,886      501,600
Other...........     65,171        146         144       65,173
                 ----------  ----------  ----------  ----------
  Total held to
    maturity....  1,323,727     41,947      32,070    1,333,604
Available for
  Sale:
U.S. Treasury
  and Federal
  agency
  debentures....  1,462,178      4,598      31,585    1,435,191
Mortgage-backed
  securities....  1,889,025      1,243      34,903    1,855,365
States and
  political
 subdivisions...     31,556        279          22       31,813
Other...........    232,139     36,571       9,471      259,239
                 ----------  ----------  ----------  ----------
  Total
    available
    for sale....  3,614,898     42,691      75,981    3,581,608
                 ----------  ----------  ----------  ----------
  Total
   securities... $4,938,625   $ 84,638    $108,051   $4,915,212
                 ==========  ==========  ==========  ==========

                                September 30, 1993
                  ----------------------------------------------
                              Unrealized  Unrealized    Market
 (In Thousands)      Cost       Gains       Losses      Value
- - - ----------------------------------------------------------------
Held to Maturity:
U.S. Treasury and
  Federal agency
  debentures..... $  361,573   $ 14,302    $     --   $  375,875
Mortgage-backed
  securities.....  1,342,186     16,990       1,476    1,357,700
States and
  political
  subdivisions...    658,345     68,919       3,657      723,607
Other............    237,592      2,454       1,895      238,151
                  ----------  ----------  ----------  ----------
  Total held to
    maturity.....  2,599,696    102,665       7,028    2,695,333


Available for
  Sale:
U.S. Treasury and
  Federal agency
  debentures.....    793,208     25,967         195      818,980
Mortgage-backed
  securities.....  1,670,947     12,725       1,155    1,682,517
Other............    128,159     23,822       1,923      150,058
                  ----------  ----------  ----------  ----------
  Total available
    for sale.....  2,592,314     62,514       3,273    2,651,555
                  ----------  ----------  ----------  ----------
  Total
    securities... $5,192,010   $165,179    $ 10,301   $5,346,888
                  ==========  ==========  ==========  ==========

     For the nine months ended September 30, 1994 and 1993, gross gains of $13.9 million and $10.4 million, and gross losses of $4.4 million and $1.8 million were realized, respectively.
     At September 30, 1994, the unrealized depreciation in securities available for sale included in retained earnings totalled $(21.6) million, net of tax. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to earnings.
     For the nine months ended September 30, 1994, the following represents the segregation of cash flows between securities available for sale and securities held to maturity:

                            AVAILABLE    HELD TO
      (In Thousands)         FOR SALE    MATURITY     TOTAL
- - - --------------------------------------------------------------
Purchases of securities.... $1,875,207   $116,613   $1,991,820
Proceeds from sale of
  securities...............  1,155,138         --    1,155,138
Proceeds from maturities of
  securities...............    445,450    567,532    1,012,982

     As of September 30, 1994, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

5. BORROWED FUNDS

                                SEPT 30         Dec 31        Sept 30
      (In Thousands)              1994           1993           1993
- - - -----------------------------------------------------------------------
U.S. Treasury demand
  notes and Federal
  funds borrowed-term......    $  759,103     $  309,832     $  346,105
Trading account
  liabilities-short
  sales....................            19             --        100,031
Securities sold with
  recourse.................         4,919         12,805         13,902
Notes payable to Student
  Loan Marketing
  Association..............       300,000        243,400        243,400
Military banking
  liabilities..............       264,789        185,493        192,732
Other......................        68,057         50,632         51,086
                               ----------     ----------     ----------
  Bank subsidiaries........     1,396,887        802,162        947,256
Commercial paper...........       435,224        398,790        312,386
Other......................            61             59            229
                               ----------     ----------     ----------
  Other subsidiaries.......       435,285        398,849        312,615
                               ----------     ----------     ----------
        Total..............    $1,832,172     $1,201,011     $1,259,871
                               ==========     ==========     ==========

6. CORPORATE LONG-TERM DEBT

                                   SEPT 30       Dec 31      Sept 30
        (In Thousands)               1994         1993         1993
- - - ---------------------------------------------------------------------
6 5/8% Subordinated Notes due
  2004.........................    $250,000     $     --     $     --
Less discount..................      (1,220)          --           --
8 3/8% Notes due 1996..........     100,000      100,000      100,000
  Less discount................        (114)        (174)        (195)
Floating Rate Sub. Notes due
 1997..........................      75,000       75,000       75,000
  Less discount................         (44)         (58)         (63)
9 7/8% Sub. Notes due 1999.....      65,000       65,000       65,000
  Less discount................        (233)        (268)        (291)
Floating Rate Notes due 1997...      50,000       50,000       50,000
  Less discount................         (64)         (80)         (85)
Medium-Term Notes..............       2,000        6,000        6,000
  Less discount................          (1)          (9)         (12)
Floating Rate Notes due 1994...          --        5,000        5,000
Other..........................       5,901        7,609        4,191
                                   --------     --------     --------
  Total parent company.........     546,225      308,020      304,545
6 1/2% Sub. Notes due 2003.....     200,000      200,000      200,000
  Less discount................        (643)        (699)        (718)
Other..........................       2,522        2,852        3,730
                                   --------     --------     --------
  Total subsidiaries...........     201,879      202,153      203,012
                                   --------     --------     --------
        Total..................    $748,104     $510,173     $507,557
                                   =========    =========    =========

     In March 1994 the Corporation issued $250 million principal amount of 6 5/8% Subordinated Notes Due 2004. Interest on the notes is payable semi-annually. The notes are not redeemable prior to their maturity and qualify as Tier 2 capital for regulatory purposes.
     A credit agreement dated June 30, 1994 with a group of banks allows the Corporation to borrow up to $300 million until June 30, 1997, with a provision to extend the expiration date under certain circumstances. There were no borrowings outstanding under this agreement at September 30, 1994.












7. STOCKHOLDERS' EQUITY

                                 SEPT 30         Dec 31          Sept 30
   (Outstanding Shares)           1994            1993            1993
- - - ---------------------------------------------------------------------------
Preferred Stock, no par
 value, authorized
 5,000,000 shares..........        757,160         793,240         800,000
Common Stock, $4.00
 par value, authorized
 350,000,000 shares........    150,148,676     158,779,611     158,243,950

8. INCOME TAX EXPENSE
     The composition of income tax expense follows:

                                      Nine Months Ended
                                        September 30
                                 ---------------------------
        (In Thousands)              1994            1993
- - - ------------------------------------------------------------
Applicable to income exclusive
  of security transactions.....   $ 136,793       $ 121,712
Applicable to security
  transactions.................       3,373           3,128
                                 -----------     -----------
        Total..................   $ 140,166       $ 124,840
                                 ===========     ===========

     The effective tax rate was approximately 30.6% and 29.4% for the nine months ended September 30, 1994 and 1993, respectively. The increase reflects declining levels of tax-exempt interest income and a higher federal statutory rate.
9. REGULATORY DIVIDENDS
     A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At September 30, 1994, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $194.3 million of dividends. During the first nine months of 1994, dividends totalling $118.9 million were declared and $169.5 million of previously declared dividends were paid to the Parent company.

10. EARNINGS PER SHARE

     The calculation of net income per common share follows:

                      Three Months Ended       Nine Months Ended
                           Sept 30                  Sept 30
                   ------------------------ ------------------------
  (Dollars In
  Thousands, except
  per share amounts)    1994         1993        1994         1993
- - - --------------------------------------------------------------------
PRIMARY:
 Net income.......    $108,411     $102,676    $318,059     $300,452
 Less preferred
   dividend
   requirements...       3,786        4,000      11,449       12,000
                   -----------  ----------- -----------  -----------
 Net income
   applicable to
   common stock...    $104,625      $98,676    $306,610     $288,452
                   ===========  =========== ===========  ===========
 Average common
   shares
   outstanding.... 152,077,200  160,109,139 154,166,306  160,968,761
                   ===========  =========== ===========  ===========
 Net income per
   common share...        $.69         $.61       $1.99        $1.79
                   ===========  =========== ===========  ===========
ASSUMING FULL
 DILUTION:
 Net income.......    $108,411     $102,676    $318,059     $300,452
                   ===========  =========== ===========  ===========
 Average common
   shares
   outstanding.... 152,077,200  160,109,139 154,166,306  160,968,761
 Stock option
   adjustment.....      85,008       72,150      85,008       72,150
 Preferred stock
   adjustment.....   9,025,347    9,535,160   9,025,347    9,535,160
                   -----------  ----------- -----------  -----------
 Average common
   shares
   outstanding, as
   adjusted....... 161,187,555  169,716,449 163,276,661  170,576,071
                   ===========  =========== ===========  ===========
 Pro forma fully
   diluted net
   income per
   common share...        $.67         $.60       $1.95        $1.76
                   ===========  =========== ===========  ===========

     The stock option adjustment in the calculation of fully diluted common shares outstanding represents the assumed exercise of all outstanding stock options as of the beginning of the year or date of grant, if later, computed using the treasury stock method.
     The preferred stock adjustment in the calculation of fully diluted common shares outstanding represents the proforma effect of the assumed conversion of 8% Cumulative Convertible Preferred Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY
        Net income for the quarter ended September 30, 1994 was $108.4 million, or $.69 per common share, compared with $102.7 million, or $.61 per common share, for the quarter ended September 30, 1993, representing a 13% increase per share.
        Per share earnings were $1.99 for the first nine months, up 11% over $1.79 in 1993. Net income for the first nine months was $318.1 million, compared with $300.5 million in the prior year.
        Returns on average common equity for the third quarter and nine months of 1994 were 17.21% and 16.87%, respectively, compared with 16.26% in both of the same periods in 1993. Return on average assets for the third quarter 1994 was 1.41%, compared with 1.43% for the corresponding period in 1993. For the first nine months of 1994, return on average assets was 1.40% versus 1.42% a year ago.
        Net income per share included net after-tax security gains of $.01 for the third quarter 1994 and $.04 year-to-date, compared with $.01 and $.03 per share for the third quarter and year-to-date 1993, respectively.
        The improved profitability for the quarter and year-to-date was driven by several factors including higher net interest income resulting from loan growth and a continuing decline in the provision for loan losses. Average loan outstandings in the third quarter increased 2.1% over second quarter 1994 (an 8.4% annualized growth rate). Fee income increased 5.2% and 6.3%, respectively, over the third quarter and year-to-date 1993. Noninterest expenses increased 4.2% and 4.5% for the quarter and year-to-date, respectively, versus the same periods last year due mainly to the acquisition of Ohio Bancorp in October 1993. Excluding the effect of acquired companies, noninterest expense in 1994 was flat compared to 1993.

UNIT PROFITABILITY
        Tables 1 and 2 present profitability contributions by the Corporation's major units to consolidated results. The units shown are reflective of how management operates and monitors these businesses internally. Inherent in the reported amounts are cost allocations for centrally provided services that approximate the pro-rata cost to the units using such services. Equity has been allocated among the business units in the current and prior year to reflect well-capitalized levels as defined by bank regulatory agencies. An income credit is granted to the functional units to reflect their use of this noninterest-bearing source of funds. Return on equity as reported in both years reflects these allocations. Corporate and retail banking net income results include actual interest earned and paid on transactions with customers, with adjustments for matched-maturity, internal funds transfer charges and credits for loans and deposits. Income on investment securities and all gains and losses associated with interest rate risk are reported in the investment/funding unit.
        The corporate and retail banking businesses' earnings improved for the first nine months of 1994 compared with 1993 due primarily to higher net interest income that resulted from loan growth and the continuing decline in the provision for loan losses. Also contributing to the improvement are lower expense levels, as seen in the improved overhead and efficiency ratios
(Table 4).

        The decline in national credit card net income is due to the

TABLE 1: UNIT PROFITABILITY

                                         NINE MONTHS ENDED                      Nine months ended
                                         SEPTEMBER 30, 1994                     September 30, 1993
                            -------------------------------------      ----------------------------------
                                NET       RETURN ON     RETURN ON      Net       Return on     Return on
  (Dollars in Millions)        INCOME     ASSETS(1)      EQUITY       Income     Assets(1)      Equity
- - - ----------------------------------------------------------------------------------------------------------
Corporate banking.........    $137.3        1.76%        16.60%        $121.4        1.63%         16.58%
Retail banking............     125.8         .87         17.57          104.0         .77          17.04
National credit card......       6.4        1.47          9.19           17.4        3.55          24.59
Investment/funding........      35.8         .56         12.72           43.9         .73          22.34
Trust.....................      24.7       23.55         23.88           24.5       24.69          26.69
Item processing...........      11.6        5.03         11.49           12.5        6.42          14.85
Mortgage banking..........        .7        1.34          3.52           (5.1)      (8.27)        (16.29)
Corporate.................     (24.2)         --           --           (18.1)         --             --
                              ------                                   ------
Total.....................    $318.1        1.40%        16.87%        $300.5        1.42%         16.26%
                             ========     =======      ========        =======      ========      ========

(1) Return on revenue in the case of fee-based businesses.


TABLE 2: GEOGRAPHIC UNIT PERFORMANCE
                                  NINE MONTHS ENDED                                Nine months ended
                                 SEPTEMBER 30, 1994                                September 30, 1993
                    ---------------------------------------------     -----------------------------------------------
                     CORPORATE BANKING          RETAIL BANKING            Corporate Banking         Retail Banking
                    --------------------     --------------------     -----------------------    ---------------------
    (Dollars         NET       RETURN ON      NET       RETURN ON      Net        Return on       Net       Return on
  in millions)      INCOME      ASSETS       INCOME      ASSETS       Income        Assets       Income       Assets
 -----------------------------------------------------------------------------------------------------------------------
 Cleveland......    $51.7         2.02%      $33.0         1.06%      $43.0          1.77%       $25.8          .84%
 Columbus.......     24.5         1.87        22.3          .80        22.1          1.71         20.4          .73
 Indiana........     11.9         1.65        27.9         1.05        11.9          1.49         19.8          .72
 Kentucky.......     25.3         1.45        17.3          .76        24.5          1.36         17.6          .76
 Akron(1).......      8.4         1.43        11.6          .60         7.0          2.17          6.4          .72
 Dayton.........      8.4         1.68         9.4          .91         7.5          1.54         10.7          .98
 Toledo.........      7.1         1.92         4.3          .75         5.4          1.59          3.3          .57
                    ------                   ------                   ------                     ------
    Total.......    $137.3        1.76%      $125.8         .87%      $121.4         1.63%       $104.0         .77%
                    ========   ===========   ========   ===========   ========    ============   ========   ============

(1) Includes Ohio Bancorp in 1994.


settlement of litigation in the sec-
ond quarter 1994, the loss of a
major customer in the fourth quarter 1993, and increased marketing expenses directed at replacing the lost business.
     The lower return on equity in the item processing business relative to the other functional units reflects a higher equity allocation to this business as if it were an independent organization. The decline in return on equity versus the prior year is due to increased equity allocations to cover the full purchase price of companies acquired in 1993.
     The increase in mortgage banking net income was due to the sale of mortgage servicing in the second quarter 1994 and reduced amortization of purchased mortgage servicing rights from the level recorded in 1993. An additional sale of servicing is scheduled to close in the fourth quarter 1994. The reduced amortization is expected to continue unless mortgage refinancings accelerate.
     The decrease in the corporate contribution is due primarily to interest expense associated with the $250 million subordinated debt issued in the first quarter 1994.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
     Average earning assets totalled $27,188 million for the quarter ended September 30, 1994, an increase of $345 million from the quarter ended June 30, 1994 and $1,839 million from the third quarter 1993. The increase in the quarter was due to increased loan balances and a slightly higher securities portfolio. The increase over third quarter last year is due to loan growth and the acquisition of Ohio Bancorp in the fourth quarter of 1993.
     Core deposits decreased slightly in the third quarter due mainly to runoff in savings balances. The third quarter also experienced a shifting of cus-tomer savings balances into higher-paying certificates of de-posit. At September 30, 1994, average core deposits funded over 100% of average loans.

NET INTEREST INCOME
     On a fully taxable equivalent basis, net interest income was $317.4 million in the third quarter compared with $311.1 million for the corresponding quarter 1993. For the nine months of 1994, fully taxable equivalent net interest income increased 2.2% to $940.8 million from $920.2 million in 1993.
     The tax equivalent net interest margin was 4.68% in the quarter ended September 30, 1994, compared with 4.68% and 4.90% for the quarters ended June 30, 1994 and September 30, 1993, respectively. For the quarter, the net spread between interest earned and paid on assets and liabilities declined
3 basis points, however, the contribution of noninterest bearing sources of funds increased by the same amount due to the rising interest rate environment. The lower margin in comparison to the prior year was mainly due to the loss of a large credit card customer in the fourth quarter 1993.
     Management attempts to prevent adverse swings in net interest income resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, simulation and duration analyses.
     At September 30, 1994, the Corporation was less liability-sensitive than at December 31, 1993. The cumulative one-year gap had contracted to 4.1% of adjusted earning assets from 10.8% at year-end 1993. The earnings simulation model projects that net income would decrease by .8% if rates rose two percentage points over the next year. At the end of 1993, the corresponding exposure was 2.0% of net income. Finally,

TABLE 3: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                                                                               Nine months ended
                                                                                                                 September 30
                                                                                                              -------------------
                                                                     (In Millions)                             1994         1993
                                            ----------------------------------------------------------------------------------
                                            Interest adjustment to loans....................................  $ 36.5       $ 52.8
                                            Interest adjustment to securities...............................   (13.2)       (21.7)
                                                                                                              ------       ------
                                              Interest adjustment to earning assets.........................    23.3         31.1
                                            Interest adjustment to deposits.................................   (10.3)       (16.6)
                                                                                                              ------       ------
                                              Effect on net interest income.................................  $ 33.6       $ 47.7
                                                                                                               =====        =====

                             NOTE: Amounts in brackets represent reductions of
                                   the related interest income or expense line, as applicable.

                             TABLE 4: FULL-TIME EQUIVALENT STAFFING AND OVERHEAD
                                      PERFORMANCE MEASURES

                                                                            SEPTEMBER 30, 1994                 September 30, 1993
                                                                  --------------------------------------     -----------------------
                                                                  FULL-TIME                                  Full-Time
                                                                  EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead
                                                                    STAFF         RATIO         RATIO          Staff         Ratio
                                            ---------------------------------------------------------------------------------------
                                            Corporate and retail
                                              banking(1).........    11,623        48.51%        59.13%         10,904        49.61%
                                            National credit
                                              card...............       529        56.86         63.37             624        40.42
                                            Investment/ funding..       284      (11.90)         41.96             234      (28.58)
                                            Trust(1).............       968           --         63.82             943           --
                                            Item processing......     5,277           --         91.23           4,460           --
                                            Mortgage
                                              servicing..........       754           --         97.68             859           --
                                            Corporate............       663           --            --             878           --
                                                                  ----------                                 ----------
                                                Total............    20,098        43.58%        66.05%         18,902        43.76%
                                                                  ==========     =========    ==========     ==========     ========


                                                                   Efficiency
                                                                     Ratio
                                            ---------------------------------------------
                                            Corporate and retail
                                              banking(1).........     60.28%
                                            National credit
                                              card...............     47.92
                                            Investment/ funding..     31.66
                                            Trust(1).............     62.11
                                            Item processing......     90.43
                                            Mortgage
                                              servicing..........    113.52
                                            Corporate............        --

                                                Total............     65.63%
                                                                   =========

(1) Includes Ohio Bancorp in 1994.

the Corporation's duration model indicates that a two percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cash-flows by an amount equal to 1.0% of total assets, down from 1.1% at year-end 1993.
     Contributing to the decreased liability sensitivity was a reduced volume of interest-rate swaps where the Corporation receives a fixed rate along with increased volume of swaps which hedge exposure to rising rates. The contribution to net interest income of the interest-rate derivative portfolio is presented in Table 3.

FEES AND OTHER INCOME
     Fee income was $207.2 million for the third quarter 1994, up 5.2% from $197.0 million for the third quarter 1993. Year-to-date fee income was $622.7 million, compared with $585.6 million for the same period in 1993, an increase of 6.3%. The increases are due primarily to growth in item processing revenues which have resulted from business growth and acquisitions. Year-to-date mortgage banking revenues have increased due to a $4.3 million gain on sale of mortgage servicing rights in the second quarter 1994. Also contributing to the improved mortgage banking revenues was lower amortization of capitalized excess service fees, which are recorded as adjustments to revenue. The 1994 amortization was lower by $5.2 million for the quarter and $6.5 million year-to-date as compared to 1993. Offsetting the revenue increases was a decline in credit card fees that resulted from the loss of a large customer in the fourth quarter 1993 and the unwinding of a credit card securitization. The fees associated with the credit card securitization were replaced with net interest income as the re-lated loan balances were returned to the balance sheet.
NONINTEREST EXPENSES
     Noninterest expenses were $344.8 million for the quarter ended September 30, 1994, com-pared with $330.9 million for the corresponding quarter in 1993. Year-to-date noninterest expenses were $1,032.7 million compared with $988.2 million in 1993. Excluding the impact of the acquired companies, total expenses for the quarter and year-to-date were flat compared to 1993 levels. There were no significant nonrecurring expenses recorded in the third quarter 1994. Included in other noninterest expense is the amortization of purchased mortgage servicing rights. The 1994 amortization expense was lower by $6.1 million for the quarter and $11.5 million year-to-date as compared to 1993. Severance and other costs related to the Corporation's cost redesign program, as well as writedowns of OREO properties, totalled $18.4 million for the nine months ended September 30, 1993.
     The efficiency ratio, defined as noninterest expense as a percentage of fee income plus fully taxable net interest income, was 66.1% for the first nine months of 1994 versus 65.6% for 1993.
     The overhead ratio, defined as noninterest expense less fee income as a percentage of fully taxable net interest income, was 43.6% for September 30, 1994 versus 43.8% a year ago.
     Total corporate and retail banking staff at September 30, 1994 increased from a year ago due to the acquisition of Ohio Bancorp. The increase in item processing was due to both ac-

TABLE 5: ALLOWANCE FOR LOAN LOSSES

                                                                                                       Nine Months Ended
                                                                                                         September 30
                                                                                                    -----------------------
                                                                (In Thousands)                        1994           1993
                                            -------------------------------------------------------------------------------
                                            Balance at beginning of year..........................  $443,412       $383,849
                                            Provision.............................................    59,748         73,139
                                            Reserves acquired ....................................     3,458            575
                                            Charge-offs:
                                              Commercial..........................................    22,495         30,437
                                              Real estate -- construction.........................       298          5,558
                                              Real estate -- commercial...........................     4,864          7,753
                                              Real estate -- residential..........................     1,551          2,314
                                              Revolving credit....................................    27,599         29,515
                                              Consumer............................................    23,877         23,621
                                                                                                    --------       --------
                                              Total Charge-offs...................................    80,684         99,198
                                            Recoveries:
                                              Commercial..........................................    12,742         15,084
                                              Real estate -- construction.........................     1,095            712
                                              Real estate -- commercial...........................       871          1,156
                                              Real estate -- residential..........................       723            690
                                              Revolving credit....................................     8,272          7,797
                                              Consumer............................................    17,635         15,658
                                                                                                    --------       --------
                                              Total Recoveries....................................    41,338         41,097
                                                                                                    --------       --------
                                            Net Charge-offs.......................................    39,346         58,101
                                                                                                    --------       --------
                                            Balance at end of period..............................  $467,272       $399,462
                                                                                                    =========      =========

TABLE 6: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
        AVERAGE LOANS

                                                                                                                   First Nine
                                                                                              Third Quarter          Months
                                                                                              -------------      -------------
                                                                                              1994     1993      1994     1993
                                            -----------------------------------------------------------------------------------
                                            Commercial....................................... .20 %     .26 %    .15 %      .25%
                                            Real estate -- construction...................... (.07)    1.67      (.25)     1.28
                                            Real estate -- commercial........................ .19       .76      .22        .41
                                            Real estate -- residential....................... .03       .10      .03        .08
                                            Revolving credit................................. 1.64     2.13      1.53      1.99
                                            Consumer......................................... .22       .29      .19        .28
                                            Total net charge-offs to average loans........... .29       .48      .24        .41

quisitions and increased business volume.

ASSET QUALITY
     Table 5 summarizes the activity in the allowance for loan losses.
     The allowance for loan losses was $467.3 million at September 30, 1994 representing 2.1% of loans outstanding at that date. This ratio compared with 2.08% at year-end 1993 and 2.00% at September 30, 1993.
     The provision for loan losses declined to $19.2 million for the third quarter 1994 and $59.7 million year-to-date from $23.9 million and $73.1 million for the same periods in 1993, respectively.
     Net charge-offs were $15.8 million and $23.4 million for the quarters ended September 30, 1994 and 1993, respectively, and $39.3 million and $58.1 million, respectively, for the first nine months of 1994 and 1993.
     The decline in provision and net charge-offs for both the quarter and year-to-date reflects the continued improvement in overall asset quality. Table 6 shows net charge-offs as a per-
centage of average loans by portfolio type.
     Table 7 summarizes nonperforming assets and related data.
     Nonperforming assets of $155 million at September 30, 1994 declined by $9 million from the prior quarter and $93 million from a year ago. The decline in nonaccrual commercial loans was due to both charge-offs and customer paydowns and the decline in OREO was due to the sale of foreclosed properties.
     Nonperforming assets as a percentage of loans and OREO were .69% at September 30, 1994 compared with 1.23% a year ago and .98% at December 31, 1993.
     In May 1993, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 114, "Accounting By Creditors for
Impairment of a Loan". The Corporation plans to adopt this standard on January 1, 1995 and does not expect the adoption to have a material impact on financial position or results of operations.

CAPITAL
     Table 8 reflects various measures of capital at quarter-end. The changes in the equity ratios reflect the repurchase of outstanding capital stock and a slightly lower asset base.
     In the first half of 1994, approximately 10 million shares of common stock were repurchased in the open market. In July 1994, the Board of Directors authorized the purchase, in the open market or otherwise, of up to 10 million shares of its outstanding common stock, subject to a total expenditure limit of $300 million. At September 30, 1994, 9.7 million common shares remained available for repurchase under this authorization.
     Book value per common share was $16.33 at September 30, 1994, compared with $15.53 at September 30, 1993 and $16.15 at December 31, 1993. The book value at September 30, 1994 and December 31, 1993 included ($.14) and $.22, respectively, related to the market value (depreciation)/ appreciation of securities available for sale.
     In March 1994 the Corporation issued $250 million principal amount of 6 5/8% Subordinated Notes which qualify as Tier 2 capital for regulatory purposes.
TABLE 7: NONPERFORMING ASSETS

                                                                                                SEPT 30     Dec 31      Sept 30
                                                              (In Millions)                      1994        1993        1993
                                            ----------------------------------------------------------------------------------
                                            Commercial:
                                              Nonaccrual......................................  $  58.3     $ 79.4      $  93.6
                                              Restructured....................................       .7        1.1          2.7
                                                                                               ---------    -------    ---------
                                                Total commercial..............................     59.0       80.5         96.3
                                            Real estate related:
                                              Nonaccrual......................................     56.9       64.4         80.2
                                              Restructured....................................      4.5        6.5          6.9
                                                                                               ---------    -------    ---------
                                                Total real estate related.....................     61.4       70.9         87.1
                                                                                               ---------    -------    ---------
                                                Total nonperforming loans.....................    120.4      151.4        183.4
                                            Other real estate owned (OREO)....................     34.7       57.8         64.4
                                                                                               ---------    -------    ---------
                                            Nonperforming assets..............................  $ 155.1     $209.2      $ 247.8
                                                                                               ==========   =======    ==========
                                            Loans 90 days past-due accruing interest..........  $  48.4     $ 42.2      $  34.3
                                                                                               ==========   =======    ==========

                             TABLE 8: CAPITAL AND CAPITAL/ASSET RATIOS

                                                                               SEPT 30, 1994             Dec 31, 1993
                                                   (In Millions)             AMOUNT       RATIO       Amount       Ratio
                                            -----------------------------------------------------------------------------
                                            Total equity1...............    $2,640.5       8.49 %    $2,763.3       8.89%
                                            Common equity1..............     2,451.2       7.88       2,565.0       8.26
                                            Tangible common equity2.....     2,062.7       6.71       2,185.2       7.12
                                            Tier 1 capital3.............     2,446.9       9.30       2,468.9       8.94
                                            Total risk-based capital4...     3,357.0      12.76       3,206.8      11.62
                                            Leverage ratio5.............     2,446.9       8.09       2,468.9       8.18

                                                                             Sept 30, 1993
                                                   (In Millions)           Amount       Ratio
                                            -----------------------------------------------------------------------------
                                            Total equity1...............  $2,657.3       9.20 %
                                            Common equity1..............   2,457,3       8.51
                                            Tangible common equity2.....   2,131.9       7.47
                                            Tier 1 capital3.............   2,452.8       9.98
                                            Total risk-based capital4...   3,148.9      12.81
                                            Leverage ratio5.............   2,452.8       8.67

                             --------------------------------------------

                             1 Computed in accordance with generally accepted
                               accounting principles, which includes the market value adjustment to securities at December 31, 1993 and September 30, 1994.

                             2 Common equity less all intangible assets;
                               computed as a ratio to total assets less intangible assets.

                             3 Stockholders' equity less certain intangibles and
                               the market value adjustment to securities available for sale; computed as a ratio to risk-adjusted assets, as defined in risk based capital guidelines.

                             4 Tier 1 capital plus qualifying loan loss
                               allowance and subordinated debt; computed as a ratio to risk-adjusted assets.

                             5 Tier 1 capital; computed as a ratio to average
                               total assets less certain intangibles.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                   Three Months               Nine Months
                   (Dollars In Millions)                        Ended September 30        Ended September 30

- - - --------------------------------------------------------------------------------------------------------------

                                                                 1994         1993         1994         1993
                                                               --------     --------     --------     --------
ASSETS
Earning Assets:
Loans:
  Commercial................................................   $  9,062     $  8,695     $  9,101     $  8,712
  Real estate mortgage--nonresidential......................      2,491        2,245        2,417        2,131
  Real estate mortgage--residential.........................      3,724        2,741        3,576        2,463
  Mortgage loans held for sale..............................        177          421          280          382
  Consumer..................................................      4,498        3,886        4,358        3,792
  Revolving credit..........................................      1,863        1,512        1,688        1,454
                                                               --------     --------     --------     --------
    Total loans.............................................     21,815       19,500       21,420       18,934
Securities..................................................      4,723        5,407        4,778        5,506
Federal funds sold and security resale agreements...........        475          214          518          348
Trading account assets......................................          8           32           17           24
Eurodollar time deposits in banks...........................          1           73          143          297
Other short-term money market investments...................        166          123          126          150
                                                               --------     --------     --------     --------
  Total earning assets......................................     27,188       25,349       27,002       25,259
Allowance for loan losses...................................       (467)        (402)        (458)        (395)
Market value appreciation (depreciation) of securities
  available for sale........................................        (14)          --           12           --
Cash and demand balances due from banks.....................      2,012        1,948        2,024        1,908
Properties and equipment....................................        390          362          390          360
Customers' acceptance liability.............................         68           45           64           49
Accrued income and other assets.............................      1,333        1,177        1,294        1,105
                                                               --------     --------     --------     --------
    Total assets............................................   $ 30,510     $ 28,479     $ 30,328     $ 28,286
                                                                =======      =======      =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits...........................................   $  4,713     $  4,524     $  4,772     $  4,463
  Savings and NOW accounts..................................      4,872        4,409        5,070        4,314
  Insured money market accounts.............................      5,129        5,291        5,226        5,374
  Time deposits of individuals..............................      6,449        6,036        6,269        6,260
  Other time deposits.......................................        448          510          476          600
  Deposits in overseas office...............................      1,125          245          828          249
                                                               --------     --------     --------     --------
    Total deposits..........................................     22,736       21,015       22,641       21,260
  Federal funds borrowed and security repurchase
    agreements..............................................      2,453        2,735        2,532        2,430
  Borrowed funds............................................      1,497        1,187        1,356        1,177
  Acceptances outstanding...................................         68           45           64           49
  Accrued expenses and other liabilities....................        405          380          411          366
  Corporate long-term debt..................................        750          509          701          432
                                                               --------     --------     --------     --------
    Total liabilities.......................................     27,909       25,871       27,705       25,714
STOCKHOLDERS' EQUITY:
  Preferred stock...........................................        189          200          193          200
  Common stock..............................................      2,412        2,408        2,430        2,372
                                                               --------     --------     --------     --------
    Total stockholders' equity..............................      2,601        2,608        2,623        2,572
                                                               --------     --------     --------     --------
    Total liabilities and stockholders' equity..............   $ 30,510     $ 28,479     $ 30,328     $ 28,286
                                                                =======      =======      =======      =======

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

   (Dollars In Millions; Fully Taxable Equivalent
                       Basis)                                         Daily Average Balances

- - - ----------------------------------------------------------------------------------------------------------

                                                                   1994                        1993
                                                       -----------------------------    ------------------
                                                        THIRD     Second      First     Fourth      Third
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $ 9,062    $ 9,148    $ 9,105    $ 9,123    $ 8,695
    Real estate mortgage............................     6,392      6,228      6,192      6,251      5,407
    Consumer........................................     6,361      5,983      5,780      5,623      5,398
                                                       -------    -------    -------    -------    -------
      Total loans...................................    21,815     21,359     21,077     20,997     19,500
  Securities:
    Taxable.........................................     3,977      3,903      4,164      4,636      4,560
    Tax-exempt......................................       746        788        759        839        847
                                                       -------    -------    -------    -------    -------
      Total securities..............................     4,723      4,691      4,923      5,475      5,407
  Federal funds sold................................        76         52         46         86         28
  Security resale agreements........................       399        569        412        302        186
  Eurodollar time deposits in banks.................         1         66        366        223         73
  Short-term money market investments...............       174        106        147        135        155
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    27,188     26,843     26,971     27,218     25,349
Market value appreciation (depreciation) of
  securities available for sale.....................       (14)         4         46         --         --
Allowance for loan losses...........................      (467)      (457)      (450)      (452)      (402)
Cash and demand balances due from banks.............     2,012      2,029      2,033      2,111      1,948
Properties and equipment............................       390        391        390        386        362
Customers' acceptance liability.....................        68         58         64         57         45
Accrued income and other assets.....................     1,333      1,278      1,271      1,148      1,177
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $30,510    $30,146    $30,325    $30,468    $28,479
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings and NOW accounts..........................   $ 4,872    $ 5,169    $ 5,174    $ 5,065    $ 4,409
  Insured money market accounts.....................     5,129      5,239      5,313      5,482      5,291
  Time deposits of individuals......................     6,449      6,209      6,146      6,291      6,036
  Other time deposits...............................       448        488        487        565        510
  Deposits in overseas offices......................     1,125        716        640        305        245
  Federal funds borrowed............................     1,218      1,352      1,588      1,631      1,649
  Security repurchase agreements....................     1,235      1,127      1,079      1,158      1,086
  Borrowed funds....................................     1,497      1,301      1,266      1,237      1,187
  Corporate long-term debt..........................       750        757        592        509        509
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    22,723     22,358     22,285     22,243     20,922
  Non-interest bearing deposits.....................     4,713      4,779      4,828      5,087      4,524
  Acceptances outstanding...........................        68         58         64         57         45
  Accrued expenses and other liabilities............       405        396        435        372        380
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    27,909     27,591     27,612     27,759     25,871
      Stockholders' equity..........................     2,601      2,555      2,713      2,709      2,608
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $30,510    $30,146    $30,325    $30,468    $28,479
                                                       =======    =======    =======    =======    =======
      Net interest income.................................................................................
      Interest spread.....................................................................................
      Contribution of noninterest bearing sources of funds................................................
      Net interest margin.................................................................................

                      Quarterly Interest                                        Average Annualized Rate
    -------------------------------------------------------     -------------------------------------------------------

                 1994                          1993                          1994                          1993
    -------------------------------     -------------------     -------------------------------     -------------------
     THIRD      Second       First      Fourth       Third       THIRD      Second       First      Fourth       Third
    QUARTER     Quarter     Quarter     Quarter     Quarter     QUARTER     Quarter     Quarter     Quarter     Quarter
    -------     -------     -------     -------     -------     -------     -------     -------     -------     -------



    $178.0      $175.4      $164.6      $167.6      $162.5        7.80%       7.69%       7.33%       7.29%       7.42%
     124.4       118.9       116.5       120.0       106.6        7.78        7.63        7.53        7.68        7.89
     148.9       135.7       129.1       127.8       134.1        9.31        9.09        9.02        9.03        9.88
    -------     -------     -------     -------     -------
     451.3       430.0       410.2       415.4       403.2        8.23        8.07        7.85        7.87        8.23

      51.8        48.7        48.8        54.1        53.6        5.19        4.99        4.71        4.65        4.69
      15.3        15.7        14.3        17.7        18.1        8.18        7.97        7.52        8.45        8.56
    -------     -------     -------     -------     -------
      67.1        64.4        63.1        71.8        71.7        5.66        5.49        5.14        5.23        5.30
        .9          .5          .3          .7          .2        4.86        4.14        2.82        2.95        3.01
       4.5         5.6         3.3         2.4         1.4        4.51        3.93        3.21        3.14        2.90
        --          .6         2.4         1.9          .6        2.93        3.51        2.66        3.40        3.43
       1.2         1.2         1.8         2.1         1.7        2.85        4.56        4.92        6.29        4.31
    -------     -------     -------     -------     -------

    $525.0      $502.3      $481.1      $494.3      $478.8        7.69%       7.50%       7.19%       7.23%       7.52%












    $ 31.7      $ 33.2      $ 33.0      $ 33.9      $ 29.7        2.59%       2.58%       2.58%       2.66%       2.67%
      29.9        28.4        27.5        28.5        28.5        2.31        2.17        2.10        2.06        2.14
      72.6        66.2        63.9        67.1        65.2        4.47        4.27        4.21        4.23        4.29
       4.5         4.1         3.9         4.7         4.3        4.00        3.53        3.23        3.36        3.34
      12.6         6.6         4.1         2.1         1.6        4.44        3.68        2.62        2.73        2.65
      13.9        13.6        12.4        14.3        12.6        4.54        4.02        3.18        3.48        3.03
      12.2         9.2         7.2         7.6         6.8        3.91        3.28        2.71        2.60        2.49
      17.0        13.3        11.3        12.9        11.2        4.15        4.09        3.63        4.14        3.73
      13.2        13.7         8.4         7.5         7.8        6.98        7.28        5.71        5.85        6.04
    -------     -------     -------     -------     -------

     207.6       188.3       171.7       178.6       167.7        3.60%       3.38%       3.12%       3.19%       3.18%
    -------     -------     -------     -------     -------






    $317.4      $314.0      $309.4      $315.7      $311.1
    =======     =======     =======     =======     =======
...........................................................
...........................................................       4.09%       4.12%       4.07%       4.04%       4.34%
...........................................................        .59         .56         .54         .59         .56
- - - -----------------------------------------------------------     -------     -------     -------     -------     -------
                                                                  4.68%       4.68%       4.61%       4.63%       4.90%
                                                                =======     =======     =======     =======     =======

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

     National City Bank
     Corporate Trust Department
     Dividend Reinvestment Plan
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

DEBT RATINGS

                                                                     STANDARD        DUFF &         THOMSON
                                                       MOODY'S       & POOR'S        PHELPS        BANKWATCH
- - - -------------------------------------------------------------------------------------------------------------
National City Corporation........................                                                     A/B
  Commercial paper (short-term debt).............        P-1            A-1          Duff 1+
  Senior debt....................................        A1              A             AA-
  Subordinated debt..............................        A2             A-             A+
  Preferred stock................................       "a1"           BBB+             A
Certificates of deposit:
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
Subordinated Bank Notes:
  National City Bank (Cleveland).................        A1              A             AA
  National City Bank, Columbus...................        A1              A             AA

                                     [LOGO]

                        FORM 10-Q -- SEPTEMBER 30, 1994

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: October 31, 1994

                                                           /s/ ROBERT G. SIEFERS
                                          --------------------------------------
                                                               Robert G. Siefers
                                                        Executive Vice President
                                                         Chief Financial Officer
                                                     (Duly Authorized Signer and
                                                    Principal Financial Officer)

  NEW LOGO HERE                                      Bulk Rate
National City Center                                U.S. Postage
1900 East Ninth Street                                  PAID
Cleveland, Ohio 44114-3484                         National City
                                                    Corporation