Form 10-K
period 1994-12-31
NATIONAL CITY CORP
filed 1995-01-31
CIK 69970

[NATIONAL CITY LOGO]                                    1994 ANNUAL REPORT




                                    PROUD

                                    OF OUR

                                     PAST

                                      *

                                   PREPARED

                                   FOR OUR

                                    FUTURE

CONTENTS
Financial Highlights             1

Letter to Stockholders           2

Financial Review                 5
Statistical Data                19
Quarterly Data                  22
Financial Statements            24
Notes to Financial Statements   28
Form 10-K                       39
Corporate Directory             44
Board of Directors/Officers     46




ANNUAL MEETING

The Annual Meeting of
Stockholders will be on Monday,
April 24, 1995, at 10:00 a.m.:

National City Corporation
1900 East Ninth Street, 4th Floor
Cleveland, Ohio 44114

        Although it was National City Bank in Cleveland that was officially chartered on May 17, 1845, all of National City's member banks and companies have contributed to the rich history of our Corporation.
NATIONAL CITY FOUNDING DATES
        National City Bank - Cleveland                     May 17, 1845
        National City Bank, Columbus                       September 19, 1929
        National City Bank, Northeast - Akron              August 1, 1933
        National City Bank, Dayton                         January 20, 1871
        National City Bank, Northwest - Toledo             March 28, 1932
        National City Bank, Ashland                        January 4, 1864
        National City Bank, Kentucky                       October 22, 1863
        National City Bank, Lexington                      March 15, 1883
        National City Bank, Indiana                        March 9, 1865
        National City Bank, Southern Indiana - New Albany  April 20, 1904
        Madison Bank & Trust Company                       July 10, 1833


The combined family of banks and financial service companies form our singular, unified vision:

National City Corporation will be the premier diversified financial services company in the Midwest by providing our customers with advice, information and services to meet their financial needs. By doing so, we will achieve superior levels of financial performance as compared to our peers and will provide stockholders with an attractive return on their investment over time.

                                                                                                                FINANCIAL HIGHLIGHTS
(Dollars in Thousands Except Per Share Amounts)                            1994                1993                   Percent Change
- ------------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    429,434         $    403,997                    6%
  Preferred Dividend Requirements  . . . . . . . . . . . . . . . .           15,200               15,966                   (5)
  Net Income Applicable to Common Stock  . . . . . . . . . . . . .          414,234              388,031                    7
  Net Income Per Common Share  . . . . . . . . . . . . . . . . . .             2.70                 2.41                   12
  Dividends Paid Per Common Share  . . . . . . . . . . . . . . . .             1.18                 1.06                   11
  Return on Average Common Equity  . . . . . . . . . . . . . . . .            17.06%               16.12%
  Return on Average Assets . . . . . . . . . . . . . . . . . . . .             1.40                 1.40
  Net Interest Margin  . . . . . . . . . . . . . . . . . . . . . .             4.65%                4.80%
  Efficiency Ratio . . . . . . . . . . . . . . . . . . . . . . . .            66.21                66.21
  Overhead Ratio . . . . . . . . . . . . . . . . . . . . . . . . .            43.46                44.34
AT YEAR END:
  Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 32,114,008         $ 31,067,709                    3%
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,034,775           21,286,141                    8
  Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,395,055            5,166,226                  (15)
  Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,471,920           23,063,021                    6
  Common Stockholders' Equity . . . . . . . . . . . . . . . . . . .       2,413,514            2,564,957                   (6)
  Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . .       2,601,054            2,763,267                   (6)

  Equity to Assets Ratio  . . . . . . . . . . . . . . . . . . . . .            8.10%                8.89%
  Tier 1 Capital Ratio  . . . . . . . . . . . . . . . . . . . . . .            8.45                 8.94
  Total Risk-Based Capital Ratio . . . . . . . . . . . . . . . . .           11.68                11.62
  Leverage Ratio  . . . . . . . . . . . . . . . . . . . . . . . . .            7.82                 8.18
  Book Value Per Common Share . . . . . . . . . . . . . . . . . . .    $      16.36         $      16.15                    1%
  Market Value Per Common Share . . . . . . . . . . . . . . . . . .           25.88                24.50                    6

  Common Shares Outstanding . . . . . . . . . . . . . . . . . . . .     147,555,632          158,779,611                   (7)
  Common Stockholders of Record . . . . . . . . . . . . . . . . . .          21,739               20,842                    4
  Full-Time Equivalent Employees  . . . . . . . . . . . . . . . . .          20,306               19,960                    2
- ------------------------------------------------------------------------------------------------------------------------------------

                                                         CORPORATE PROFILE

                 National City Corporation is a $32 billion bank holding company headquartered in Cleveland, Ohio.

        The Corporation's principal banking subsidiaries are located in Cleveland, Columbus, Indianapolis, and Louisville.

               The Corporation also has a major banking presence in Akron, Dayton, Lexington, Toledo and Youngstown.

           National City subsidiaries and divisions offer a wide range of other financial services, such as credit card,

   retail payment and airline ticket processing, brokerage services, trust and investment management, leasing, merchant banking,

      mortgage banking, public finance, venture capital, small business and community investment, and credit life insurance.

TO OUR STOCKHOLDERS

        We are pleased to report that National City once again had record earnings in 1994. Net income was $429.4 million, or $2.70 per common share in 1994 compared with $404.0 million, or $2.41 per common share in 1993, an increase of 12 percent per share. Return on average assets was 1.40 percent, unchanged from 1993, and return on common equity rose to 17.06 percent, compared with 16.12 percent a year ago. The higher earnings and returns were a direct result of excellent asset quality, loan growth, active capital management, proper management of interest rate risk and tight control of overhead expenses.






Pictures from left
EDWARD B. BRANDON
     Chairman and Chief
      Executive Officer

DAVID A. DABERKO
          President and
Chief Operating Officer

WILLIAM R. ROBERTSON
        Deputy Chairman

                              CAPITAL MANAGEMENT
        National City is committed to enhancing stockholder value through effective capital management. The efforts we have made in this regard have been applauded by the market and have placed National City at the forefront of the banking industry. This strategy is particularly important in an environment where internal capital generation exceeds balance sheet growth.
        The combination of a solid capital base and strong earnings has enabled National City to conduct a number of successful stock repurchase programs in 1993 and 1994. These programs have the effect of increasing earnings per share and returns on equity, as net income is distributed over a smaller number of shares outstanding. In 1994 alone, 12.4 million common shares were repurchased, representing almost 8 percent of year-end 1993 outstanding shares.
        We have also increased the quarterly dividend, most recently in January 1995, to $.32 per share, following two dividend increases each in 1993 and 1994. The new quarterly dividend indicates an annual rate of $1.28 per share, over 10 percent higher than a year ago. National City's total return, assuming reinvestment of dividends, has significantly outperformed the Standard & Poor's 500 Index over the past 20 years - an average of 17.1% per year, versus 14.5% for the S&P 500.

INTEREST RATE RISK MANAGEMENT

A great deal of attention has been focused recently on rising interest rates and their impact on profitability. While an in-depth discussion of interest rate risk management, including derivatives, can be found in the financial review section of this report, we would like to provide you with a brief overview of this important issue.

        National City operates within conservative parameters on the amount of interest rate risk taken, with the goal of avoiding volatility in net interest income and net income. Interest rate risk exposure is centrally managed at National City and takes into account the inherent interest rate risk assumed in our customer-oriented lending and deposit-gathering businesses.

       The positive results of a conservative management approach are borne out by the consistency of the company's net interest margin over the past 10 years. Although the margin will likely experience pressure in 1995 due to higher funding costs and tighter loan pricing, we have consciously avoided large bets on the direction of interest rates and will continue to do so.

OUTLOOK FOR 1995 AND BEYOND
Over the last few years, National City has focused its efforts on internal improvement, including the standardization and consolidation of back-office operations, cost redesign, and the assimilation of acquisitions. We have captured significant savings from streamlining operations and are now able to fully leverage a more efficient operating base. Going forward, we will build on and around National City's traditional banking franchise through product enhancement and improved marketing efforts. We will focus our attention on cross-selling more effectively across business lines.
       We have a number of revenue enhancement initiatives currently underway at National City, and we would like to discuss their impact on three major businesses: corporate banking, trust, and retail banking.

CORPORATE BANKING: FOCUS ON ENHANCED PRODUCTS AND CROSS-SELLING
Corporate banking at National City emphasizes lending to small- and middle-market businesses located in our three-state region. The loan mix among these customers is diverse and historically has been of high quality. We hold a leading market share position in this area in each of the major cities where we operate, the result of excellent and experienced staffs serving these customers. Corporate banking has been particularly successful at utilizing a team approach when meeting with current and prospective customers to take full advantage of cross-selling opportunities. Asset quality is excellent, and we will not compromise credit standards for the sake of volume.
        We expect traditional corporate lending to continue to grow at a moderate pace, in line with the economic growth of the Midwest. However, certain product areas within corporate banking should grow significantly faster due to customer demand and greater marketing emphasis. They include asset-based lending, commercial leasing, international banking services, and cash management services. National City consistently ranks among the top five banks in the U.S. in the quality of its cash management services.

TRUST: PRODUCT IMPROVEMENTS AND CONSISTENT INVESTMENT RETURNS
The trust division was reorganized in 1994 as part of a transition from traditional fiduciary services to an investment management orientation. We believe that the reorganization augurs well for future rates of growth and profitability.
        A renewed emphasis on sales, marketing and improved customer service within the trust division includes linking the customer contact and new business development activities more closely with the local banks. An effort is underway to improve the investment product package by diversifying product offerings and delivering more consistent investment returns through a centralized group of equity and fixed income teams. The continued development and enhancement of a more competitive 401(k) employee benefit product for our corporate customer base is scheduled for implementation in the first half of 1995.

RETAIL BANKING: IMPROVED DISTRIBUTION
National City is well positioned in terms of deposits and branch locations in the tri-state area of Ohio, Kentucky and Indiana. As consumer banking preferences change, National City will develop alternatives to the traditional branch system to meet consumer needs while maintaining the efficiency and effectiveness of the retail banking operation. Investments in enhanced telephone banking capabilities, supermarket branches, and marketing programs targeted to meeting specific customer needs will be priorities in 1995. Indirect auto leases, credit cards, and residential mortgages will be marketed aggressively, primarily to National City's existing customer base.

MANAGEMENT COMMITMENT AND MARKETPLACE STRENGTH
The progress we are making is already apparent in our financial performance.
We will continue to build on these positive results due to the inherent strength of the markets we serve and management's commitment to the success of our efforts.
       We are fortunate to operate in one of the best regions in the U.S. Ohio, Kentucky, and Indiana are experiencing steady economic growth, as indicated by unemployment rates below the national average and ongoing investment in manufacturing in all three states. A 1993 study ranked Ohio first in the U.S.
in terms of new manufacturing facilities and plant expansion; Kentucky and Indiana ranked among the top 10.
       We expect the Midwest to be a focus for competitive activity when the interstate banking and branching legislation, enacted earlier this year, allows banks to branch across state lines. From National City's perspective, this is an evolutionary as opposed to a revolutionary event, since we already operate and compete on an interstate basis. More critical to the ongoing success of the company is the eventual expansion of banking powers that will allow us to offer other financial services and compete more effectively with non-bank financial service companies.
       We announced in late 1994 the proposed acquisition of Raffensperger, Hughes & Co., a full-service investment banking/brokerage firm headquartered in Indianapolis. Once regulatory approval is received, we will merge Raffensperger with National City Investments Capital, Inc. In addition to retail brokerage services, the merged company will have the authority to underwrite and make markets in corporate debt and corporate equity.
       In January 1995, we completed the acquisition of Central Indiana Bancorp, Kokomo, Indiana, and announced a definitive agreement to acquire United Bancorp of Kentucky, Inc., Lexington. This latter acquisition will increase our share of the fast-growing Lexington market from 10% to 15%.
       Nineteen ninety-five will mark National City's 150th year in business. We have grown from a small bank in 1845 serving the needs of Cleveland, Ohio, to a financial services company serving companies and individuals throughout a tri-state region. Our commitment to the region is a primary focus of our 150th anniversary celebration. The degree of that commitment is evidenced by the fact that each of our subsidiary banks has received the highest rating possible under the Community Reinvestment Act.
       We are confident that we can fulfill our mission of being the premier financial services provider in the Midwest because we have the people, programs, and policies in place to ensure success. We are especially proud of the extraordinary efforts our employees have put forward to accomplish ambitious long-term improvement programs. We are blessed with a management team that has the level of experience and commitment necessary to create long-term sustainable value for stockholders. As we celebrate our 150th year, we want to thank you, our stockholders, for your support. We hope you share our pride in our past and our belief that we are uniquely prepared for the challenges that lie ahead.

JANUARY 20, 1995


/s/ EDWARD B. BRANDON
EDWARD B. BRANDON
CHAIRMAN & CHIEF EXECUTIVE OFFICER

FINANCIAL REVIEW

EARNINGS SUMMARY
    National City Corporation's consolidated net income was $429.4 million in 1994, compared with $404.0 million in 1993 and $346.9 million in 1992. Net income per common share, after dividend requirements on preferred stock, increased 12% in 1994 to $2.70, compared with $2.41 in 1993 and $2.09 in 1992. Both net income and per share earnings were record results for the Corporation.
    Return on average common equity, a key performance measure, was 17.06% in 1994, compared with 16.12% in 1993 and 15.31% in 1992 (Chart 3). Return on average assets was 1.40% in 1994 compared with 1.40% in 1993 and 1.21% in 1992 (Chart 4).

    The following table reconciles the major changes in net income per share:

                                               1994       1993
                                                VS         vs
                                               1993       1992
- ----------------------------------------------------------------
Net income per common share, prior year.....   $2.41      $2.09
Increase (decrease) from changes in:
  Net interest income.......................     .23        .30
  Provision for loan losses.................     .08        .23
  Fee income................................     .33        .47
  Noninterest expense.......................    (.34)      (.23)
  Income taxes..............................    (.14)      (.34)
  After-tax security gains..................    (.01)      (.06)
  Average shares outstanding................     .14       (.05)
                                               -----      -----
Net income per common share.................   $2.70      $2.41
                                               =====      =====

UNIT PROFITABILITY
    The contribution of the Corporation's major units to consolidated results for the past two years is summarized in Tables 1 and 2.
    The units shown are reflective of how management operates and monitors these businesses internally. Cost allocations for centrally provided services are included in the reported amounts approximating the pro-rata cost to the units for the use of those services. Equity has been allocated among the business units to reflect well-capitalized levels as defined by bank regulatory agencies. Corporate and retail banking net income results include actual interest earned and paid on transactions with customers, with adjustments for matched maturity, internal funds transfer charges and credits for loans and deposits. Income on investment securities and all gains and losses associated with maturity mismatches and interest rate risk are reported in the investment/funding unit.
    The corporate and retail banking businesses' earnings improved in 1994 from 1993 due primarily to higher net interest income that resulted from loan growth and the continuing decline in the provision for loan losses. Also contributing to the improvement were lower expense levels.
    The national credit card unit includes national Mastercard/Visa credit card outstandings as well as private label volume. This unit earns interest income on outstanding balances, as well as fees for servicing credit cards and for processing monthly activity for its customers. The decline in national credit card net income is due to the settlement of litigation in the second quarter 1994, the loss of a major private label customer in the fourth quarter 1993, and increased marketing expenses in 1994 directed at replacing the lost business.
    The interest rate risk for the Corporation is managed within, and reflected in the profitability of, the investment/funding group. The decline in the earnings of the investment/funding group in 1994 was due primarily to the adverse effect of rising interest rates.

    Trust net income declined slightly in 1994 compared with 1993. The Corporation's banks administered a total of $55 billion in fiduciary assets at year-end 1994, down from $56 billion in 1993. Assets under management totalled $28 billion at year-end 1994 versus $29 billion in 1993. Assets in the Corporation's mutual funds increased 20% through new sales and collective fund conversions in 1994 to $3 billion. Increased competition from nonbanks in investment management services and products caused a decline in new business sales in 1994. In 1995, the Corporation plans to expand its investment products and services through the introduction of new asset allocation products and broaden existing products to be more competitively priced.

Chart 1. Net income and dividends per common share
(as originally reported)
                        74   75   76   77   78   79   80   81   82   83   84   85   86   87   88   89   90   91   92   93   94
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE    .55  .63  .75  .81  .84  .91  .89  .76  .84  .95  1.21 1.52 1.72 1.17 1.92 2.18 1.93 1.81 2.09 2.41 2.70
DIVIDENDS PER SHARE     .23  .24  .26  .29  .33  .37  .41  .41  .41  .41   .42  .44  .50  .60  .72  .84  .94  .94  .94 1.06 1.18

    Item processing comprises a number of business lines including: merchant credit card processing, airline ticket processing, check guarantee services, and receivables and payables processing. The merchant credit card business processes and clears bankcard deposits for retail merchants and also offers optional bankcard authorization services to its customer base through a third party service provider. The airline ticket processing business is responsible for settling travel agent generated airline ticket sales. This business unit collects the related funds from travel agents and disburses them to the appropriate airline. The check guarantee business specializes in the collection of bad checks for retail merchants. The lower return on equity in the item processing business relative to the other functional units reflects the premiums paid for recently acquired businesses which are included in the equity allocated to this unit. The decline in return on equity in 1994 reflects one-time charges in the check processing business.
    The mortgage banking business originates mortgages through retail offices and broker networks and services a mortgage portfolio. At December 31, 1994, the servicing portfolio totalled $12.5 billion. The increase in mortgage banking net income was due to the sales of mortgage servicing in the second and fourth quarters of 1994 and lower amortization of purchased mortgage servicing rights from the unusually high levels recorded in 1993.
    The corporate unit reflects holding company expenses not allocated to the business units, unallocated capital and interest expense on parent company debt. The decrease in the corporate contribution is due primarily to interest expense associated with the $250 million subordinated debt issued in the first quarter 1994 and higher interest expense on the Corporation's variable rate long-term debt.

EARNING ASSETS
    Average earning assets for 1994 were $27,261 million compared with $25,745 million in 1993 and $25,681 million in 1992 (Chart 5). Average earning assets in 1994 increased 6% due to higher loan balances and the acquisition of Ohio Bancorp in the fourth quarter of 1993, offset somewhat by a decline in the securities portfolio. Average earning assets in 1993 were fairly stable compared with 1992 due to a combination of growth in loans and securities, offset by a decline in short-term money market assets.

    LOANS: At year-end 1994, loans were $23,035 million, representing an increase of 8% from year-end 1993. Average loans are shown in Chart 6. Ending loan balances are summarized in the table below:

     (Dollars
   in Millions)       1994        1993        1992        1991        1990
- ----------------------------------------------------------------------------
Commercial and
 industrial........  $ 8,414    $  8,168    $  7,801    $  7,967    $  8,138
Nontaxable.........      254         262         310         391         486
International......       52          70          50          52          50
Real estate
 construction......      422         439         533         814       1,157
Leasing............      216         228         225         240         298
Commercial
 mortgage..........    2,473       2,328       1,928       1,938       1,548
Residential
 mortgage..........    4,165       4,033       2,699       2,543       2,454
Consumer...........    4,782       4,241       3,727       3,733       3,896
Home equity........      919         798         739         690         568
Credit card........    1,338         719         726         803         992
                     -------    --------    --------    --------    --------
Total loans........  $23,035    $ 21,286    $ 18,738    $ 19,171    $ 19,587
                     =======    ========    ========    ========    ========

    The acquisition of Ohio Bancorp in 1993 added $809 million to year-end 1993 loan balances, including $254 million to commercial, $320 million to residential mortgage and $200 million to consumer.

    COMMERCIAL: More than 75% of the Corporation's commercial loan portfolio consists of loans made to middle-market customers in the Corporation's market area. The loan mix is diverse, covering a broad range of borrowers characteristic of the Midwest economy. As a matter of policy, concentrations within a particular industry or segment are continually monitored and controlled.
    The commercial loan portfolio remained fairly stable for most of 1994, the result of growth in middle-market commercial and industrial loans offset by a substantial decline in loans to mortgage bankers. Activity increased












Table 1. Unit Profitability
                                                       1994                                            1993
                                      ----------------------------------------      ------------------------------------------
                                                     RETURN ON       RETURN ON                        Return On      Return On
                                      NET INCOME     ASSETS(1)        EQUITY         Net Income       Assets(1)       Equity
                                      ----------------------------------------      ------------------------------------------

Corporate banking ....................  $186.6          1.79%           16.89%          $166.6          1.64%           16.80%
Retail banking........................   174.6           .91            18.22            139.0           .76            16.47
National credit card..................     9.4          1.50            10.20             17.2          2.78            18.18
Investment/funding....................    40.1           .46             9.59             55.5           .67            17.65
Trust.................................    31.0         21.32            22.36             32.4         24.22            28.21
Item processing.......................    15.0          4.76            10.96             17.2          6.33            14.81
Mortgage banking......................     5.7          7.21            20.68            (13.4)       (15.72)          (34.20)
Corporate.............................   (33.0)           --               --            (10.5)           --               --
                                        ------                                          ------
  Consolidated total..................  $429.4          1.40%           17.06%          $404.0          1.40%           16.12%
                                        ======                                          ======

(1) Return on revenue in the case of the fee-based businesses.


Table 2.  Geographic Unit Performance
                                           1994                                                   1993
                        --------------------------------------------         ---------------------------------------------------
                          CORPORATE BANKING        RETAIL BANKING               Corporate Banking           Retail Banking
                        ---------------------  ---------------------         ------------------------  -------------------------
                         NET       RETURN ON      NET      RETURN ON           Net      Return on          Net        Return on
(Dollars in Millions)   INCOME      ASSETS      INCOME      ASSETS           Income       Assets         Income         Assets
- --------------------------------------------------------------------         ---------------------------------------------------
Cleveland.............  $ 67.7      1.97%       $ 46.3      1.12%             $ 58.5       1.79%         $ 34.1          .83%
Columbus..............    34.8      1.97          30.8       .82                30.0       1.74            27.4          .73
Indiana...............    15.1      1.58          38.0      1.06                15.5       1.47            26.7          .73
Kentucky..............    34.8      1.51          24.0       .79                35.4       1.43            21.1          .77
Akron.................    12.7      1.65          16.4       .64                 9.7       1.76            11.0          .69
Dayton................    11.9      1.73          12.7       .93                10.2       1.56            13.7          .95
Toledo................     9.6      1.91           6.4       .82                 7.3       1.61             5.0          .65
                        ------                  ------                        ------                     ------
  Total...............  $186.6      1.79%       $174.6       .91%             $166.6       1.64%         $139.0          .76%
                        ======                  ======                        ======                     ======


during the fourth quarter and the growth is expected to continue in 1995.

    An analysis of the maturity and interest rate sensitivity of commercial loans at the end of 1994 follows:

                                One       One to      Over
                               Year        Five       Five
   (Dollars in Millions)      Or Less     Years      Years      Total
- ----------------------------------------------------------------------

Domestic commercial.........  $4,850      $2,663     $1,371     $8,884
Real estate construction....     126         190        106        422
International...............      34           8         10         52
                              ------      ------     ------     ------
Total.......................  $5,010      $2,861     $1,487     $9,358
                              ======      ======     ======     ======
Total variable rate.........  $3,690      $1,630     $  852     $6,172
Total fixed rate............   1,320       1,231        635      3,186

    COMMERCIAL REAL ESTATE: Commercial mortgages included $1,912 million of loans secured by income-producing real estate in 1994, compared with $1,777 million in 1993 and $1,643 million in 1992. The remainder consists of owner-occupied loans.

     Commercial real estate lending includes real estate construction and permanent loans secured by income-producing investment real estate. The following table shows outstanding balances and unfunded commitments at year-end:

                                                       Total
     (Dollars                                        Commercial
   in Millions)     Construction      Permanent     Real Estate
- ---------------------------------------------------------------
Outstanding:
    1994..........      $ 422          $ 1,912         $2,334
    1993..........        439            1,777          2,216
    1992..........        533            1,643          2,176
Unfunded
 commitments:
    1994..........      $ 225          $   117         $  342
    1993..........        206              137            343
    1992..........        198               90            288

    The Corporation's activities in commercial real estate are based primarily on relationships with developers who are active in local markets. More than 85% of outstandings are in the Corporation's primary markets of Ohio, Kentucky and Indiana. The portfolio consists predominantly of relatively small-scale office, retail and apartment buildings.
    Total commercial real estate loans made up 10% of the total loan portfolio at December 31, 1994, compared with 10% at year-end 1993 and 12% at year-end 1992.

    The following table shows commercial real estate loans at year-end 1994 by state and by project:

(Dollars in Millions)
- -------------------------------------------------------------
 By State:                     By Project:
    Ohio...........   $1,448     Retail.............   $  566
    Kentucky.......      294     Apartments.........      497
    Indiana........      252     Office.............      429
    Florida........       72     Hotel/Motel........      165
    Michigan.......       38     Industrial.........      136
    Other..........      230     Other..............      541
                      ------                           ------
    Total..........   $2,334     Total..............   $2,334
                      ======                           ======

    At year-end, there were no concentrations of real estate loans in any deteriorating economic areas.

    RESIDENTIAL MORTGAGE: Residential mortgage loans increased in 1994 due to new loan origination activity offset somewhat by a dramatic decline in refinancing activity. Loan originations totalled approximately $2.4 billion in 1994, compared with $5.0 billion in 1993. Of the 1994 originations, $1.7 billion were sold in the secondary market.



    CONSUMER: During 1994, consumer spending patterns remained robust. Year-end consumer loans increased 13% from year-end 1993. More than 75% of consumer loans are installment loans, and of these more than 70% are indirect, with the majority being fixed rate. The remainder of the consumer portfolio is largely student loans.

CHART 2.  BOOK VALUE AND STOCK PRICE HISTORY

                       HIGH            LOW     YEAR-END
                BOOK   STOCK           STOCK   STOCK
                VALUE  PRICE           PRICE   PRICE
- --------------------------------------------------------------------------------
74               3.93    4.41            2.45    3.28
75               4.32    4.82            3.23    4.35
76               4.80    6.76            4.26    6.76
77               5.31    6.67            6.08    6.13
78               5.81    7.19            5.71    5.95
79               6.34    6.82            5.89    6.39
80               6.83    6.41            4.41    5.08
81               7.18    5.56            4.26    4.52
82               7.69    5.41            3.45    4.78
83               8.24    6.89            4.49    6.89
84               8.65    8.61            5.78    8.47
85               9.59   11.28            8.39   10.97
86              10.40   16.46           10.95   15.29
87              10.58   19.13           11.94   14.56
88              10.92   16.82           13.88   16.44
89              12.43   20.75           15.38   19.56
90              13.39   19.94           11.32   15.63
91              14.24   21.13           14.07   18.63
92              14.54   24.82           17.94   24.81
93              16.15   28.06           23.13   24.50
94              16.36   29.00           23.75   25.88

National City's common stock price at December 30, 1994 was $25.88. Over the past 20 years, the total return on an annualized basis of an investment in National City common stock, assuming reinvestment of dividends, was 17.1%, compared with 14.5% for the S&P 500.

     CREDIT CARD AND HOME EQUITY: Year-end credit card and home equity balances are summarized below:

   (Dollars in Millions)      1994     1993     1992     1991     1990
- -----------------------------------------------------------------------
Local market credit card...  $  506   $  331   $  268   $  347   $  410
National market............     475      258      206      266      305
Private label..............     357      130      252      190      277
Home equity................     919      798      739      690      568
                             ------   ------   ------   ------   ------
Total credit card and
 home equity...............  $2,257   $1,517   $1,465   $1,493   $1,560
                             ======   ======   ======   ======   ======

    The growth in credit card and home equity outstandings was due to purchases of small card portfolios as well as the completion of the amortization of a $350 million credit card securitization back onto the balance sheet. At year-end, credit card securitizations outstanding were $70 million, compared with $363 million a year ago, and these remaining securitized assets will return to the balance sheet in 1995.
    SECURITIES: On December 31, 1993, the Corporation adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption did not have a material effect on results of operations and prior year financial statements were not restated. Under these ac-counting rules, securities available for sale are recorded at market value. At December 31, 1994, the net unrealized loss of $53 million, net of tax, was included in stockholders' equity, as compared to a net unrealized gain of $35 million, net of tax, at December 31, 1993.
     Securities in the held to maturity portfolio are purchased with the intent and ability to hold them to maturity and are, therefore, carried at amortized cost. Securities in this portfolio tend to be higher yielding and somewhat less liquid. Securities in the available for sale category are those which may be sold prior to their maturity for purposes of asset allocation, interest rate sensitivity, liquidity or relative value reasons and, hence, tend to be more liquid investments.
    On a cost basis, the portfolio decreased from $5.1 billion in 1993 to $4.5 billion at December 31, 1994. The reduction in the portfolio was in response to an anticipated rise in interest rates throughout 1994. The decline was characterized by mortgage prepayments and maturities of $860 million and $365 million, respectively. Net purchases of securities which totalled $587 million were about evenly split between adjustable rate mortgage-backed securities and short-term fixed rate obligations.

     Summary information with respect to the securities portfolio at December 31 follows:

                         1994 COST
                  -----------------------                1993         1992
   (Dollars in     HELD TO     AVAILABLE     1994      Carrying     Carrying
    Millions)      MATURITY     FOR SALE    YIELD       Value        Value
- ----------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures:
 Under 1 year.....   $   --      $  126       3.82%     $  200       $  154
 1 to 5 years.....       34       1,183       5.66       1,047        1,043
 5 to 10 years....       --          25       5.85          53           --
 Over 10 years....       --          --         --          --            1
                     ------      ------                 ------       ------
 Total............       34       1,334       5.49       1,300        1,198
Mortgage-backed
 securities:
 Under 1 year.....        2          11       6.66         374          391
 1 to 5 years.....      539       1,162       6.88       2,226        2,440
 5 to 10 years....       90         443       7.29         273          229
 Over 10 years....       --          84       8.08           2            3
                     ------      ------                 ------       ------
 Total............      631       1,700       7.01       2,875        3,063
States and
 political
 subdivisions:
 Under 1 year.....      113           4      10.98         125          120
 1 to 5 years.....      186           3      11.16         314          415
 5 to 10 years....       73           5      11.45          92          130
 Over 10 years....       78          19       9.88         106          130
                     ------      ------                 ------       ------
 Total............      450          31      10.89         637          795
Other securities:
 Under 1 year.....        8           7       5.26         119          183
 1 to 5 years.....       17           1       8.38           4          119
 5 to 10 years....       --          22       5.73          --            1
 Over 10 years....       36         205       6.32         177          140
                     ------      ------                 ------       ------
 Total............       61         235       6.41         300          443
                     ------      ------                 ------       ------
                     $1,176      $3,300       6.94%     $5,112       $5,499
                     ======      ======                 ======       ======


CHART 3. RETURN ON AVERAGE COMMON EQUITY
(net income after preferred dividends, divided by average common equity)
- -------------------------------------------------------------------------------
89      17.18
90      12.97
91      11.20
92      15.31
93      16.12
94      17.06

Return on average common equity rose to 17.06% in 1994 due both to improved net income and the repurchase of 12.4 million shares during the year. National City seeks to produce a return which is higher than its peers over time while maintaining superior capital ratios.

CHART 4. RETURN ON AVERAGE ASSETS
(net income divided by average assets)
- --------------------------------------------------------------------------------
89      1.16
90      0.87
91      0.81
92      1.21
93      1.40
94      1.40

Return on average assets was 1.40% in 1994 and in 1993. Historically high profitability was maintained on an asset base that grew by 6%.

    The yield at December 31, 1994 was the combined rate for the held to maturity and available for sale securities portfolios.
    Yields on tax-exempt securities are calculated on a fully taxable equivalent basis using the marginal Federal income tax rate of 35%. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives.
    Investments in collateralized mortgage obligations totalled $1,074 million and $1,659 million at December 31, 1994 and 1993, respectively. These investments are continually monitored and subjected to stress tests. At December 31, 1994, none of these investments were considered "high risk" under regulatory definitions. The amount of mortgage-backed securities that are either variable or adjustable rate totalled $1,417 million at December 31, 1994, or 61% of total mortgage-backed securities.

INTEREST-BEARING LIABILITIES
    Average balances in transaction accounts, which include demand deposits, savings, and interest-bearing checking, increased by 3% in 1994, while time deposits of individuals increased by 2%. Overall, average core deposits increased less than earning assets.
    On average, use of purchased funds increased by $934 million in 1994. Purchased funds primarily include domestic certificates of deposit over $100,000, Eurodollar deposits, and short-term borrowings. The increase in 1994 was due to the Corporation's efforts to obtain cost-effective funding in the existing interest rate environment to support the growth in assets.

    A maturity distribution of certificates of deposit of $100,000 or more follows:

                                                December 31
                                            --------------------
         (Dollars in Millions)               1994          1993
- ---------------------------------------------------------------

Due in:
  3 months or less......................    $  453         $ 463
  3 to 6 months.........................       112            83
  6 to 12 months........................       161            63
  Over 1 year...........................       641            93
                                            ------         -----
                                            $1,367         $ 702
                                            ======         =====

     Federal funds borrowed and security repurchase agreements represent borrowings with overnight to 30-day maturities. Information for these borrowings follows:

        (Dollars in Millions)            1994      1993      1992
- ---------------------------------------------------------------
Balance at December 31................  $2,609    $3,083    $1,819
Maximum outstanding at any
 month-end............................   2,689     3,083     2,417
Daily average amount outstanding......   2,539     2,518     2,178
Weighted daily average interest
 rate.................................    3.99%     2.91%     3.27%
Weighted daily interest rate for
 amounts outstanding at December 31...    5.18%     2.87%     2.79%

CHART 5. AVERAGE EARNING ASSETS
                                             Money
                                             market
       Loans                Securities       instruments
- --------------------------------------------------------
89              17,801          4,768           1,273
90              19,456          5,087           1,120
91              19,581          4,896           1,802
92              18,671          5,385           1,625
93              19,454          5,498             793
94              21,713          4,757             789

Average earning assets grew by 6% in 1994. The loan portfolio grew by 12% and was offset slightly by a decline in the securities portfolio. The acquisition of Ohio Bancorp in the fourth quarter of 1993 contributed to the growth.

CAPITAL
    The following table reflects various measures of capital at year-end:

                                    1994               1993
                               ---------------    ---------------
     (Dollars in Millions)      AMOUNT   RATIO     Amount   Ratio
- -----------------------------------------------------------------
Total equity(1)................ $2,601.1  8.10%   $2,763.3   8.89%
Common equity(1)...............  2,413.5  7.52     2,565.0   8.26
Tangible common equity(2)......  2,026.4  6.39     2,185.2   7.12
Tier 1 capital(3)..............  2,442.2  8.45     2,468.9   8.94
Total risk-based capital(4)....  3,374.8 11.68     3,206.8  11.62
Leverage(5)....................  2,442.2  7.82     2,468.9   8.18

(1) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.
(2) Common equity less all intangible assets; computed as a ratio to total assets less intangible assets.
(3) Stockholders' equity less certain intangibles and the unrealized market value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(4) Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio to risk-adjusted assets.
(5) Tier 1 capital; computed as a ratio to average total assets less certain intangibles.

    Total stockholders' equity at year-end 1994 included $187.5 million of 8% Cumulative Convertible Preferred Stock, compared with $198.3 million at year-end 1993.
    The Corporation's Tier 1, total risk-based capital and leverage ratios are well above the required minimum levels of 4.00%, 8.00% and 4.00%, respectively.
    At December 31, 1994, all of National City's member banks were well-capitalized under the capital definitions prescribed in the FDIC Improvement Act of 1991.

    Intangible asset totals at year-end are summarized in the following table:

       (Dollars in Millions)            1994      1993       1992
- ------------------------------------------------------------------
Goodwill............................   $246.6    $257.0     $156.6
Core deposit intangibles............     19.2      25.9       34.8
Purchased mortgage servicing
 rights.............................     67.5      63.3       79.9
Purchased credit cards..............     52.7      31.1       34.1
Other intangibles...................      1.1       2.5        4.3
                                       ------    ------     ------
    Total intangible assets.........   $387.1    $379.8     $309.7
                                       ======    ======     ======

    National City Corporation's common stock trades on the New York Stock Exchange under the symbol NCC. As of December 31, 1994, there were 21,739 common stockholders of record.

    Quarterly dividends paid and common stock prices rounded to the nearest cent follow:

     NYSE:NCC          First      Second     Third      Fourth      Year
- -------------------------------------------------------------------------

1994
 Dividends paid....    $  .29     $  .29     $  .30     $  .30     $ 1.18
 High..............     28.38      29.00      28.38      28.13      29.00
 Low...............     24.00      25.63      26.00      23.75      23.75
 Close.............     26.63      27.38      28.13      25.88      25.88
1993
  Dividends paid...    $  .26     $  .26     $  .27     $  .27     $ 1.06
  High.............     27.44      28.06      27.25      27.00      28.06
  Low..............     24.31      23.38      24.00      23.13      23.13
  Close............     26.13      25.19      26.75      24.50      24.50

    Cash dividend payout is continually reviewed by management and the Board of Directors. For the past three-and five-year periods, the dividend payout has averaged 44.2% and 46.6%, respectively (Chart 8).
    In January 1995, the Board of Directors declared a first quarter dividend of $.32 per common share, representing a 7% increase from the next preceding quarterly dividend of $.30 per share. The dividend is payable February 1 to stockholders of record on January 13, 1995. This follows two dividend increases in 1994 and two in 1993.
    At December 31, 1994, the total market capitalization of the Corporation was approximately $3.8 billion.

CHART 6.  AVERAGE LOANS

   CORPORATE BANKING                                CONSUMER BANKING
                      COMM'L                                          RESIDENTIAL     CREDIT
   COMMERCIAL         REAL ESTATE                   INSTALLMENT       REAL ESTATE     CARD
- --------------------------------------------------------------------------------------------
89      8,352           2,754           89              3,592           1,736           1,367
90      8,884           2,816           90              3,872           2,514           1,370
91      8,819           2,764           91              3,738           2,721           1,539
92      8,352           2,479           92              3,675           2,723           1,412
93      8,314           2,668           93              3,893           3,131           1,448
94      9,132           2,432           94              4,441           3,914           1,794

The Corporation's loan portfolio mix is approximately 53% corporate and 47% consumer loans. The loan mix has become more balanced as the consumer loan portfolio, which includes residential mortgages, has grown at a faster rate in recent years.

    Book value per common share at December 31, 1994 was $16.36 compared with $16.15 at December 31, 1993 (Chart 2). The 1994 book value includes $.34 of market depreciation in the securities available for sale portfolio compared with $.22 of market appreciation at year-end 1993.
    During the year, 12.4 million common shares were repurchased in the open market. Of those shares, 4.3 million were purchased under a program announced in December, 1993. The remaining 8.1 million shares were purchased under programs announced in March and July, 1994. At December 31, 1994 the Corporation had remaining authorization to purchase up to 6.9 million common shares.

LIQUIDITY MANAGEMENT
    Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.
    Funds are available from a number of sources, including the securities portfolio, the extensive core deposit base, the ability to acquire large deposits in the local and national markets, and the capability to securitize or package loans for sale.
    The parent company has four major sources of funding to meet its liquidity requirements: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement, and access to the capital markets.
    The main source for parent company cash requirements has been dividends from its subsidiaries. At January 1, 1995, $77 million was available within the bank subsidiaries to pay the parent company in dividends without prior regulatory approval, compared with $96 million at January 1, 1994. During 1994, subsidiary banks declared $250 million in dividends to the parent company.
    As discussed in Item 1 of Form 10-K (page 40), subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 26 may not represent cash available to the Corporation's stockholders.
    Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, are primarily used to support the activities of National City Mortgage Co., the Corporation's mortgage banking subsidiary, as well as other occasional short-term cash needs. Commercial paper outstandings at December 31, 1994 were $379 million, compared with $399 million at year-end 1993.
    The Corporation has a $300 million revolving credit agreement with a group of unaffiliated banks which serves as a back-up liquidity facility. The agreement expires June 30, 1997, with a provision to extend the expiration date under certain circumstances. No borrowings have occurred under this facility.
    The parent company also has in place a $500 million shelf registration with the Securities and Exchange Commission permitting ready access to the public debt and preferred stock markets.
    In March 1994, the Corporation issued $250 million principal amount of 6 5/8% Subordinated Notes due 2004. The notes qualify as Tier 2 capital for regulatory purposes.

ASSET/LIABILITY MANAGEMENT
    The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by the Corporate Asset/Liability Committee.
    Interest rate risk is monitored and controlled through the use of three different measures: static gap analysis, earnings simulation, and duration modeling. The most useful of these measures is earnings simulation. The model forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments, interest rate relationships, and changes in the volumes and rates of various loan and deposit categories. The model also incorporates all off-balance sheet commitments, as well as assumptions about reinvestment and the repricing characteristics of certain non-contractual assets and liabilities.
    While each of the interest rate risk measurements has limitations, taken together they represent a reasonably

CHART 7. EQUITY TO ASSETS
   Tangible          Total
   Equity to         Equity to
   Assets            Assets
- --------------------------------------------------------------------------------
89        5.97         6.57
90        5.75         6.58
91        6.60         7.53
92        7.49         8.63
93        7.77         8.89
94        6.98         8.10

Total equity as a percentage of total assets was 8.10% at year-end 1994 compared with 8.89% a year ago. Tangible equity to assets was 6.98% at December 31, 1994, National City ranks among the best of the top 50 U.S. banks in terms of capital levels.

comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time and the amount of exposure to certain interest rate relationships.
    The Corporation uses a variety of financial instruments to manage its interest rate sensitivity. These include the securities in its investment portfolio, interest rate swaps, interest rate caps and floors, and, to a lesser extent, exchange-traded futures and options contracts. Interest rate swaps, caps and floors, frequently called interest rate derivatives, have similar characteristics to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of the liquidity position of the Corporation.

    STATIC GAP: As illustrated in the following table, at year-end, the amount of interest earning assets, adjusted for off-balance sheet instruments, less interest bearing liabilities which reprice within a given period was (1.4)% of adjusted total earning assets within six months, and (1.5)% within one year.
However, the ongoing management of the gap incorporates noninterest earning assets, noninterest bearing liabilities and equity. These items, which include accounts such as cash, mortgage servicing rights and noninterest bearing demand deposits, are included in the periods in which they are likely to affect the Corporation's interest rate sensitivity. At year-end, the amount of total assets, adjusted for off-balance sheet instruments, less total liabilities which reprice within a given period was (4.2)% of adjusted total earning assets within six months, and (7.4)% within one year. The policy limit for the one-year gap is plus or minus 12% of adjusted total earning assets, including the effect of noninterest earning assets, noninterest bearing liabilities and equity.

                         Within     Six to     One to      Three      Over
                           Six      Twelve      Three     to Five     Five
 (Dollars in Millions)   Months     Months      Years      Years      Years
- ---------------------------------------------------------------------------

Loans..................  $13,873    $ 2,085    $ 4,031    $ 1,578    $ 1,467
Securities.............    1,621        526      1,490        362        396
Money market assets....      627         66         84         --         --
                         -------    -------    -------    -------    -------
   Total interest
     earning assets....   16,121      2,677      5,605      1,940      1,863
Interest bearing
 liabilities...........   14,419      3,654      4,032        739        754
                         -------    -------    -------    -------    -------
Gap between interest
 earning assets and
 interest bearing
 liabilities before
 swaps and options.....    1,702       (977)     1,573      1,201      1,109
Net swaps and options..   (2,173)       929        375        529        341
                         -------    -------    -------    -------    -------
Gap between interest
 earning assets and
 interest bearing
 liabilities, adjusted
 for swaps and
 options...............  $  (471)   $   (48)   $ 1,948    $ 1,730    $ 1,450
                         =======    =======    =======    =======    =======
Cumulative gap between
 interest earning
 assets and interest
 bearing liabilities,
 adjusted for swaps and
 options...............  $  (471)   $  (519)   $ 1,429    $ 3,159    $ 4,609
                         =======    =======    =======    =======    =======
Gap between interest
 earning assets and
 interest bearing
 liabilities, adjusted
 for swaps and
 options...............     (471)       (48)     1,948      1,730      1,450
Nonearning assets......    3,129        216        158        100        304
Noninterest bearing
 liabilities, demand
 deposits and equity...    4,066      1,251        501        232      2,466
                         -------    -------    -------    -------    -------
Gap adjusted for swaps,
 options, nonearning
 assets, noninterest
 bearing liabilities,
 demand deposits and
 equity................  $(1,408)   $(1,083)   $ 1,605    $ 1,598    $  (712)
                         =======    =======    =======    =======    =======
Cumulative gap adjusted
 for swaps, options,
 nonearning assets,
 noninterest bearing
 liabilities, demand
 deposits and equity...  $(1,408)   $(2,491)   $  (886)   $   712    $    --
                         =======    =======    =======    =======    =======

    Core deposits and loans with non-contractual maturities are distributed or spread among the various repricing



CHART 8. CASH DIVIDEND PAYOUT
(dividends per share dividend by orginally reported earnings per share)

   Dividend            3 yr       5yr
    Payout             Avg        Avg
- ------------------------------------------------------------------------------
89        38.6         42.5       37.0
90        48.7         41.6       41.0
91        51.9         46.4       45.6
92        44.9         48.5       44.3
93        44.0         46.9       45.6
94        43.7         44.2       46.6

The Corporation's dividend policy is to pay out approximately 40% of earnings over time. Despite a somewhat higher payout ratio in recent years, internal capital generation continues to exceed asset growth.

categories based upon historical patterns of repricing which are reviewed at least annually. Management constructs rolling portfolios of fixed rate certificates of deposit whose interest cash flows over historical time periods most closely replicate the current portfolio of non-contractual assets and liabilities. It is the maturity or repricing distribution of this replicating portfolio which appears in the gap table as a surrogate for the particular non-contractual asset or liability. The gap table presented includes the following loans and core deposits that reprice on average in the noted time frames: fixed rate credit card loans (13 months), demand deposits (7 months), savings accounts (15 months), and money market and NOW accounts (5 months). The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these assets and liabilities are conservative.
    EARNINGS SIMULATION: Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. The most recent earnings simulation model projects net income would increase by approximately 1.0% if rates fell gradually by two percentage points over the next year. It projects an increase of approximately .8% if rates rose gradually by two percentage points, well within the (5.0)% policy limit. Management believes this reflects an essentially neutral interest rate sensitivity position.
    The Corporation's earnings are also affected by changes in spread relationships. For example, a 50 basis point contraction in the relationship between the prime rate and Federal funds rate is currently estimated to cause a 3.7% reduction in net income over a 12-month period.
    DURATION: The Corporation's duration model analyzes the impacts of changes in interest rates on expected asset and liability cash flows, including those maturing in time periods greater than one year. At year-end, a two percentage point immediate increase in rates was estimated to cause a reduction in the present value of these cash flows by an amount equal to 1.0% of total assets. Policy limits restrict this amount to 1.5% of total assets. The value of these cash flows was projected to increase by 1.2% of total assets for an immediate decrease in rates of two percentage points.
    Due to borrowers' preferences for floating-rate loans and depositors' preferences for fixed-rate deposits, the Corporation's balance sheet moves toward higher levels of asset sensitivity with the passage of time. In fact, if all prepayments, calls and maturities of the securities and derivative portfolios were to remain uninvested, then the Corporation's asset sensitivity in a 200 basis point rising interest rate environment would result in an increase in net income of 2.5% compared with a stable rate environment.
    Purchases of fixed-rate securities or interest rate derivative instruments were required in 1994 to offset the natural asset-sensitive interest rate risk position. Using a one-year static gap measure, the Corporation would be 3.1% asset sensitive without securities and interest rate derivatives.
    Management expects interest rates to rise next year with short-term rates rising significantly more than long-term rates. Management believes the Corporation's neutral interest sensitivity position is appropriate given the current level of market interest rates. Management does not at this time expect to alter, to any significant degree, its interest rate sensitivity position during 1995.

NET INTEREST INCOME
    On a fully taxable equivalent basis, net interest income was $1,266.3 million in 1994 compared with $1,235.8 million in 1993 and $1,195.3 million in 1992 (Chart 10).


CHART 9. AVERAGE FUNDING SOURCES
   CORE                       OTHER            PURCHASED
   DEPOSITS                   DEPOSITS         FUNDS
- --------------------------------------------------------------------------------
89       16,510                3,634            4,005
90       18,839                2,918            4,396
91       20,190                2,284            4,221
92       20,780                1,187            3,866
93       20,831                  815            4,164
94       21,327                1,506            4,666

Core deposits grew at a slower pace than loans. As a result, purchased funds and other deposit balances increased from a year ago.


    The following table reconciles net interest income as shown in the financial statements to tax equivalent net interest income:

      (Dollars in Millions)         1994        1993        1992
- ------------------------------------------------------------------
Net interest income - per
  financial statements........... $1,236.8    $1,200.0    $1,152.7
Tax equivalent adjustment........     29.5        35.8        42.6
                                  --------    --------    --------
Net interest income - tax
  equivalent..................... $1,266.3    $1,235.8    $1,195.3
                                  ========    ========    ========
Average earning assets........... $ 27,261    $ 25,745    $ 25,681
                                  ========    ========    ========
Net interest margin - tax
  equivalent.....................     4.65%       4.80%       4.65%
                                  ========    ========    ========

    To compare non-taxable asset yields to taxable yields on a similar basis, amounts are adjusted to their pre-tax equivalents, based on the marginal corporate tax rate of 35% in 1994 and 1993 and 34% in 1992.

    The margin decline in 1994 was due mainly to the loss of a large credit card customer in the fourth quarter 1993. The following table summarizes the contributions of derivatives to net interest income (Note: Amounts in brackets represent reductions of the related interest income or expense line, as applicable):

       (Dollars in Millions)        1994        1993       1992
- ----------------------------------------------------------------
INTEREST ADJUSTMENT TO:
Loans.............................. $36.4       $72.1      $43.3
Securities......................... (16.3)      (27.2)     (26.7)
                                    -----       -----      -----
Assets.............................  20.1        44.9       16.6
Deposits...........................  (9.6)      (21.1)     (22.9)
                                    -----       -----      -----
Effect on net interest income...... $29.7       $66.0      $39.5
                                    =====       ======     =====

    The future net interest income contribution of the derivative portfolio is not significant relative to the Corporation's net earnings at current interest rates. The effects of changing interest rates on the Corporation are more fully discussed in the Asset/Liability Management discussion on pages 11 to 13.


    The following table shows changes in interest income, expense and net interest income due to volume and rate variances for major categories of assets and liabilities:

                            1994 VS. 1993                1993 vs. 1992
                      --------------------------   --------------------------
                           DUE TO                       Due to
                          CHANGE IN                   Change in
     (Dollars in      -----------------    NET     ----------------     Net
      Millions)       VOLUME     RATE*    CHANGE   Volume    Rate*    Change
- -----------------------------------------------------------------------------
Increase (decrease)
 in tax equivalent
 interest income --
 Loans............... $ 183.8   $    --   $183.8   $68.6    $(111.6)  $ (43.0)
 Securities..........   (40.8)      2.8    (38.0)    7.8      (78.4)    (70.6)
 Money market
   assets............     (.2)      (.2)     (.4)  (34.3 )     (1.0)    (35.3)
                      -------   -------   ------   -----    -------   -------
 Total............... $ 142.8   $   2.6   $145.4   $42.1    $(191.0)  $(148.9)
                      =======   =======   ======   =====    =======   =======
(Increase) decrease
 in interest expense--
 Savings and NOW
   accounts.......... $ (11.4)  $   5.4   $ (6.0)  $(18.1)  $  23.6   $   5.5
 Insured money market
   accounts..........     4.7      (5.4)     (.7)   (4.6 )     34.6      30.0
 Time deposits.......    (5.0)     (2.5)    (7.5)   53.3       69.9     123.2
 Purchased funds.....   (30.0)    (49.9)   (79.9)    7.5       26.8      34.3
 Corporate debt......   (16.3)     (4.5)   (20.8)   (9.3 )      5.7      (3.6)
                      -------   -------   ------   ------   -------   -------
 Total............... $ (58.0)  $ (56.9)  $(114.9) $28.8    $ 160.6   $ 189.4
                      =======   =======   =======  ======   =======   =======
Increase in tax
 equivalent net
 interest income.....                     $  30.5                     $  40.5
                                          =======                     =======

* Changes in interest income and interest expense not arising solely from rate or volume variances are included in rate variances.

CHART 10. NET INTEREST INCOME AND NET INTEREST MARGIN

    NET INTEREST               NET INTEREST
    INCOME                     MARGIN
- --------------------------------------------------------------------------------
89             1,118               4.69
90             1,156               4.50
91             1,185               4.51
92             1,195               4.65
93             1,236               4.80
94             1,266               4.65

Tax equivalent net interest income increased in 1994 due to a larger earning asset base offset somewhat by a narrower net interest margin.

FEES AND OTHER INCOME
    An analysis of fees and other income for the last three years follows:

     (Dollars in Thousands)         1994        1993        1992
- -------------------------------------------------------------------
Item processing revenues.........  $312,358   $ 267,962   $ 194,166
Deposit service charges..........   153,870     152,609     143,909
Trust fees.......................   125,668     122,597     118,350
Credit card fees.................    85,308      92,966     101,898
Mortgage banking revenues........    67,406      58,678      59,958
Service fees -- other............    37,897      38,153      38,001
Brokerage revenues...............    18,790       9,013          --
Other real estate owned income...    13,696      12,332       9,820
Trading account profits
  (losses).......................      (861)      9,161       6,546
Other............................    38,706      36,344      53,012
                                   --------   ---------   ---------
                                   $852,838   $ 799,815   $ 725,660
                                   ========   =========   =========

    Fees and other income increased 7% in 1994 from 1993 due primarily to growth in item processing, mortgage banking and brokerage revenues.
    Item processing revenues grew in both 1994 and 1993 due to growth in the existing airline and bankcard processing businesses, as well as acquisitions.
    Credit card fees declined in 1994 due mainly to the loss of a large customer in the fourth quarter 1993 and the unwinding of a credit card securitization. The fees associated with the credit card securitization were replaced with net interest income as the related loan balances were returned to the balance sheet.
    Mortgage banking revenues increased due to $14 million of gains on the sale of mortgage servicing rights. Also contributing to the improved mortgage banking revenue was lower amortization of capitalized excess service fees, which is recorded as an adjustment to revenue. The 1994 amortization was lower by $11 million as compared to 1993. Offsetting these increases were reduced loan origination fees that resulted mainly from the decline in refinancing activity in 1994.
    There was no other significant nonrecurring income in 1994 or 1993. Nonrecurring pre-tax gains in 1992 included a $5.7 million gain on the sale of Mexican debt, a
$4.2 million gain on the sale of mortgage loans and student loans, and a $1.2 million gain on miscellaneous asset sales.

NONINTEREST EXPENSE
    The following table shows noninterest expenses for the last three years:

   (Dollars in Thousands)      1994          1993          1992
- ------------------------------------------------------------------
Salaries.................... $  517,981   $  499,879    $  495,232
Benefits....................    135,909      123,593       121,783
Equipment...................     93,345       89,005        90,768
Net occupancy...............     89,994       89,729        85,620
Third party services........     80,604       77,368        87,438
Processing assessments......     91,598       81,822        68,651
Postage and supplies........     68,218       67,842        65,859
FDIC assessments............     48,709       50,157        50,169
Other real estate owned
  expense...................     10,403       26,177        46,847
Amortization of
  intangibles...............     44,903       61,721        37,459
State and local taxes.......     30,160       30,297        26,610
Marketing and public
  relations.................     35,677       28,581        21,319
Transportation..............     23,200       21,978        18,477
Telephone...................     24,057       21,862        17,562
Other.......................    108,375       77,729        76,654
                             ----------   ----------    ----------
                             $1,403,133   $1,347,740    $1,310,448
                             ==========   ==========    ==========

    Noninterest expense rose 4% in 1994 compared with 1993. Excluding the impact of acquired companies, total expenses were unchanged from 1993 levels. Nonrecurring expenses recorded in 1994 included $8.7 million related to the settlement of litigation and a $4.5 million write-off in the item processing subsidiary. Amortization of intangibles included the amortization of purchased mortgage servicing rights, which totalled $14.5 million in 1994 and $34.5 million in 1993. The increase in processing assessments in 1994 and 1993 was due to increased volume in the item processing subsidiary.
    There were no significant nonrecurring expenses in 1993. Nonrecurring expenses in 1992 included $16.8 million in severance costs related to both the Indiana acquisition and the Corporation's cost redesign program. In addition,

CHART 11. FEE INCOME AS A PERCENTAGE OF TOTAL REVENUE
                 FEE INCOME AS % OF
                 TOTAL REVENUE
- --------------------------------------------------------------------------------
84                     28%
85                     29%
86                     29%
87                     30%
88                     31%
89                     31%
90                     33%
91                     35%
92                     38%
93                     39%
94                     40%

Fee income as a percentage of total revenue increased to 40% in 1994. Contributing to the growth in fee income were increased item processing revenue and service charges on deposits. Management's goal is to increase the fee income contribution to total revenue over time.

there were $12.6 million in one-time merger-related costs and $9.3 million of costs in the settlement of litigation.
    The full-time equivalent (FTE) staff for the Corporation, shown in Table 3, increased in 1994 due to increases at the item processing subsidiary which were volume related.
    The overhead ratio (noninterest expense less fee income as a percentage of fully taxable net interest income) was 43.46% in 1994 compared with 44.34% in 1993 and 48.93% in 1992 (Chart 12).
    The efficiency ratio (noninterest expense as a percentage of fee income plus fully taxable net interest income) was 66.21% in 1994 and 1993, down from 68.22% in 1992. The fee-based businesses have lower gross margins than traditional banking, and, therefore, growth in these businesses penalizes the efficiency ratio as shown in Table 3. By contrast, strong fee income benefits the overhead ratio.

SECURITY GAINS AND LOSSES
    Net realized security gains and losses are summarized as follows:

       (Dollars in Thousands)          1994       1993       1992
- -------------------------------------------------------------------
Net gain (loss) on sales of debt
 securities.......................... $  (287)   $8,462    $ 12,345
 Tax expense (benefit)...............    (100)    2,962       4,256
                                      -------    ------    --------
  After tax.......................... $  (187)   $5,500    $  8,089
                                      =======    ======    ========
Net gains on sales of equity
 securities.......................... $10,817    $3,460    $ 13,352
 Tax expense.........................   3,848     1,211       4,541
                                      -------    ------    --------
  After tax.......................... $ 6,969    $2,249    $  8,811
                                      =======    ======    ========
Effect on net income................. $ 6,782    $7,749    $ 16,900
                                      =======    ======    ========
Effect on earnings per share......... $   .04    $  .05    $    .11
                                      =======    ======    ========

INCOME TAXES The consolidated income tax provision was $188.3 million in 1994 compared with $167.0 million in 1993 and $117.4 million in 1992. The effective tax rate of the Corporation was 30.5% in 1994, 29.2% in 1993, and 25.3% in 1992. The increasing effective rate over the past three years reflects the higher Federal statutory rate, the declining levels of tax-exempt income, and a greater portion of income subject to state income taxation.

ASSET QUALITY
    NONPERFORMING ASSETS: A summary of nonaccrual, reduced rate and renegotiated loans and other nonperforming assets at December 31 follows:

 (Dollars in Millions)    1994     1993     1992     1991     1990
- -------------------------------------------------------------------
Commercial:
 Nonaccrual............. $ 58.8   $ 79.4   $135.4   $191.8   $100.7
 Restructured...........     --      1.1      2.5      5.3      3.2
                         ------   ------   ------   ------   ------
  Total commercial......   58.8     80.5    137.9    197.1    103.9
Real estate related:
 Nonaccrual.............   48.8     64.4     81.5    129.7    205.3
 Restructured...........    4.4      6.5      4.3     15.7     14.2
                         ------   ------   ------   ------   ------
  Total real estate
    related.............   53.2     70.9     85.8    145.4    219.5
                         ------   ------   ------   ------   ------
  Total nonperforming
    loans...............  112.0    151.4    223.7    342.5    323.4
Other real estate owned
 (OREO).................   16.5     57.8    143.7    196.8    158.8
                         ------   ------   ------   ------   ------
  Nonperforming
    assets.............. $128.5   $209.2   $367.4   $539.3   $482.2
                         ======   ======   ======   ======   ======
Loans 90 days past due
 accruing interest...... $ 27.9   $ 42.2   $ 41.5   $ 65.9   $ 98.7
                         ======   ======   ======   ======   ======
Nonperforming loans and
 OREO as a percent of:
  Loans and OREO........     .6%     1.0%     1.9%     2.8%     2.4%
  Assets................     .4       .7      1.3      1.8      1.6
  Equity................    4.9      7.6     14.7     23.9     24.8
Loan loss allowance to
 nonperforming loans....  418.8%   292.9%   171.6%   112.7%   101.2%

TABLE 3. FULL-TIME EQUIVALENT STAFF AND OVERHEAD PERFORMANCE MEASURES
                                                        1994                                     1993
                                         ------------------------------------   ---------------------------------------
                                          FULL-TIME                              Full-Time
                                         EQUIVALENT   OVERHEAD     EFFICIENCY    Equivalent     Overhead     Efficiency
                                           STAFF        RATIO        RATIO          Staff        Ratio         Ratio
Corporate and retail banking . .          11,576       48.06%        58.61%        11,943        50.33%        60.67%
National credit card . . . . . .             577       57.25         63.48            516        51.40         43.97
Investment/funding . . . . . . .             277      (31.47)        46.28            254       (23.66)        31.51
Trust  . . . . . . . . . . . . .             975          --         65.72            951           --         62.86
Item processing  . . . . . . . .           5,549          --         91.93          4,598           --         90.52
Mortgage banking . . . . . . . .             731          --         83.37            889           --        127.00
Corporate  . . . . . . . . . . .             621          --            --            809           --            --
                                          ------                                   ------
    Total  . . . . . . . . . . .          20,306       43.46%        66.21%        19,960        44.34%        66.21%
                                          ======                                   ======



CHART 12. OVERHEAD RATIO
(non-interest expenses less fee income divided by net interest income)
- --------------------------------------------------------------------------------
89          43.68
90          46.33
91          49.93
92          48.93
93          44.34
94          43.46

The overhead ratio improved in 1994 for the third consecutive year. The improvement was due to the benefits of the Corporation's cost redesign program, the successful integration of acquisitions and reduced expenses related to foreclosed property.

    Commercial and residential real estate loans and securities are designated as nonperforming when payments are 90 or more days past due, when credit terms are renegotiated below market levels, or when individual analysis of a borrower's creditworthiness indicates that a credit should be placed on nonaccrual status, unless the loan is adequately collateralized and in the process of collection. Consumer loans are reported as "90 days past due accruing interest" once the 90 day criterion has been met, and are charged off when they become 119 days past due. Generally, when loans are classified as nonperforming, unpaid accrued interest is written off, and future income may be recorded only as cash payments are received.
    Nonperforming assets declined in 1994 due to payoffs and recoveries in nonaccrual commercial and real estate loans, as well as the liquidation of foreclosed real estate.

    Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. A summary of actual income booked on nonperforming loans versus their full contractual yields for each of the past five years follows:

  (Dollars in Millions)    1994       1993       1992       1991       1990
- ----------------------------------------------------------------------------
Income potential based on
 original contract.......  $16.5      $16.0      $21.4      $36.3      $32.2
Actual income............    8.2        5.5        4.6        5.7        6.6


    ALLOWANCE FOR LOAN LOSSES: The following table presents the reconciliation of the allowance for loan losses:

  (Dollars in Millions)    1994       1993       1992       1991       1990
- ----------------------------------------------------------------------------
Balance at beginning of
 year.................... $443.4     $383.9     $385.9     $327.3     $311.2
Provision................   79.4       93.1      129.4      251.1      231.4
Net acquired allowance...    9.7       50.7        2.5       17.7        9.6
Loans charged off:
 Commercial..............   34.6       55.0       78.4      124.8      111.9
 International...........     --        1.9         --         .1       46.1
 Real estate mortgage....   11.5       14.9       18.7       21.0       14.6
 Consumer................   33.0       35.0       45.6       57.5       60.6
 Revolving credit........   41.1       37.7       43.8       56.5       46.2
                          ------     ------     ------     ------     ------
    Total charge-offs....  120.2      144.5      186.5      259.9      279.4
Recoveries:
 Commercial..............   18.6       26.1       14.9       12.5       15.5
 International...........     --         --         .2        2.0        8.1
 Real estate mortgage....    4.3        2.3        3.8        2.7         .9
 Consumer................   22.8       21.6       23.0       21.3       18.1
 Revolving credit........   11.0       10.2       10.7       11.2       11.9
                          ------     ------     ------     ------     ------
    Total recoveries.....   56.7       60.2       52.6       49.7       54.5
                          ------     ------     ------     ------     ------
Net charged-off loans....   63.5       84.3      133.9      210.2      224.9
                          ------     ------     ------     ------     ------
Balance at end of year... $469.0     $443.4     $383.9     $385.9     $327.3
                          ======     ======     ======     ======     ======
Ratio of ending allowance
 to ending loans.........   2.04%      2.08%      2.05%      2.01%      1.67%

CHART 13. NONPERFORMING ASSETS AND THE ALLOWANCE FOR LOAN LOSSES
     NONPERFORMING       ALLOWANCE FOR
     ASSETS              LOAN LOSSES
- --------------------------------------------------------------------------------
89       303                 311
90       482                 327
91       539                 386
92       367                 384
93       209                 443
94       129                 469

Nonperforming assets at December 31, 1994 totalled $129 million and represented a decline of 38% from a year ago. At December 31, 1994, the allowance for loan losses represented 2.04% of total loans and 364% of nonperforming assets.


    The commercial category included real estate construction net charge-offs/(recoveries) of $(1.8) million in 1994, $4.9 million in 1993, and $12.3 million in 1992. Real estate mortgage loans included commercial real estate net charge-offs of $5.3 million in 1994, $10.3 million in 1993, and $11.7 million in 1992.

    Net charge-offs (recoveries) as a percentage of average loans by portfolio type are shown in the following table:

                           1994      1993     1992     1991     1990
- ---------------------------------------------------------------------
Commercial..............      .18%     .33%     .71%    1.14%     .95%
International...........       --     3.78     (.52)   (3.96)   41.20
Real estate mortgage....      .11      .24      .32      .41      .34
Consumer................      .23      .34      .61      .97     1.10
Revolving credit........     1.68     1.90     2.34     2.94     2.50
Total net charge-offs to
 average loans..........      .29%     .43%     .72%    1.07%    1.16%

    Net charge-offs as a percentage of loans declined 14 basis points in 1994 following a 29 basis point decline in 1993 (Chart 14).

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

 (Dollars in Millions)     1994      1993     1992     1991     1990
- ---------------------------------------------------------------------
Commercial and
 commercial mortgage....  $ 161.2   $174.5   $192.6   $210.9   $179.6
International...........       .3       .4       .6       .5      1.4
Consumer and residential
 mortgage...............     32.2     29.7     30.6     53.3     50.2
Revolving credit........     42.8     22.1     30.1     28.7     31.2
Unallocated.............    232.5    216.7    130.0     92.5     64.9
                          -------   ------   ------   ------   ------
                          $ 469.0   $443.4   $383.9   $385.9   $327.3
                          =======   ======   ======   ======   ======

    This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. The changes in the allocated and unallocated categories reflect credit quality that has improved at a rapid rate. The 1994 provision for loan losses exceeded net charge-offs for the year by $15.9 million.

    The following table shows the percentage of loans in each category to total loans at year-end:

                           1994     1993     1992     1991     1990
- --------------------------------------------------------------------
Commercial and
 commercial mortgage....   51.2 %    53.7%   57.6 %   59.2 %   59.3 %
International...........     .2        .3      .3       .3       .3
Consumer and residential
 mortgage...............   38.8      38.9    34.3     32.7     32.4
Revolving credit........    9.8       7.1     7.8      7.8      8.0
                          ------   ------   ------   ------   ------
                          100.0 %   100.0%  100.0 %  100.0 %  100.0 %
                          =====    ======   ======   ======   ======

    The adoption of SFAS 114 "Accounting By Creditors For Impairment of a Loan" in 1995 will not have a material impact on financial position or results of operations.

CHART 14. NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS

            Net C/O Ratio
- -------------------------------------------------------------------------------
89              .96%
90             1.16%
91             1.07%
92              .72%
93              .43%
94              .29%

Net charge-offs as a percentage of average loans was .29% in 1994 compared with .43% in 1993 and .72% in 1992. The improvement was due to lower charge-off rates in both the commercial and consumer loan portfolios.

STATISTICAL DATA

CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

(In Millions
    Except
 Per Share                                                  FOR THE CALENDAR YEAR
Amounts and ---------------------------------------------------------------------------------------------------------------------
  Ratios)                        1994     1993     1992     1991     1990     1989     1988     1987     1986     1985     1984
- ---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans......................   $ 1,766  $ 1,582  $ 1,624  $ 1,974  $ 2,162  $ 2,094  $ 1,750  $ 1,521  $ 1,410  $ 1,349  $   957
  Securities.................       246      276      341      389      442      407      373      345      318      288      240
  Other interest income......        30       32       67      112       91      111       77       76       99      175      200
                                -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
    Total interest income....     2,042    1,890    2,032    2,475    2,695    2,612    2,200    1,942    1,827    1,812    1,397
INTEREST  EXPENSE
 Deposits....................       593      542      723    1,093    1,252    1,206      957      806      821      878      689
  Other interest expense.....       212      148      157      251      349      353      276      268      224      252      250
                                -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
    Total interest expense...       805      690      880    1,344    1,601    1,559    1,233    1,074    1,045    1,130      939
                                -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
    Net interest income......     1,237    1,200    1,152    1,131    1,094    1,053      967      868      782      682      458
PROVISION FOR LOAN LOSSES....        79       93      129      251      231      157      168      279      108       67       43
                                -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
 Net interest income after
  provision for loan losses..     1,158    1,107    1,023      880      863      896      799      589      674      615      415
 Fees and other income.......       853      800      726      650      580      493      471      419      364      318      206
 Security gains (losses).....        10       12       26       26        3        3       11       11       21        9       (2)
                                -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
   Total noninterest income..       863      812      752      676      583      496      482      430      385      327      204
 Noninterest expense.........     1,403    1,348    1,311    1,242    1,115      981      913      857      797      709      467
                                -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
 Income before income taxes..       618      571      464      314      331      411      368      162      262      233      152
 Income taxes................       188      167      117       77       82      106       91       18       44       52       28
                                -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
NET INCOME...................   $   430  $   404  $   347  $   237  $   249  $   305  $   277  $   144  $   218  $   181  $   124
                                =======  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
NET INCOME PER COMMON SHARE:
 Primary.....................   $  2.70  $  2.41  $  2.09  $  1.46  $  1.62  $  1.98  $  1.80  $   .93  $  1.47  $  1.39  $  1.05
 Assuming full dilution......      2.64     2.37     2.06     1.45     1.61     1.98     1.80      .92     1.40     1.21     1.01
 Dividends paid per common
  share......................      1.18     1.06      .94      .94      .94      .84      .72      .60      .50      .44      .42
 Average shares outstanding..    153.35   161.16   158.01   154.43   153.84   154.04   153.85   154.38   148.00   130.49   117.76
FINANCIAL RATIOS:
 Return on average common
  equity.....................     17.06%   16.12%   15.31%   11.20%   12.97%   17.18%   17.47%    9.51%   15.97%   15.87%   13.87%
 Return on average assets....      1.40     1.40     1.21      .81      .87     1.16     1.14      .63     1.05      .95      .90
 Average equity to average
  assets.....................      8.55     9.04     8.25     7.35     6.73     6.73     6.55     6.67     6.68     6.18     6.54
 Dividends paid to net
income.......................     43.70    43.98    44.98    64.38    58.02    42.42    40.00    64.52    34.01    31.65    40.00
 Net interest margin.........      4.65     4.80     4.65     4.51     4.50     4.69     4.73     4.93     4.68     4.43     4.13
 Overhead ratio..............     43.46    44.34    48.93    49.93    46.33    43.68    42.66    45.63    47.95    50.12    49.45
 Efficiency ratio............     66.21    66.21    68.22    67.67    64.27    60.90    60.61    62.14    62.92    64.56    63.60
AT YEAR-END:
 Assets......................   $32,114  $31,068  $28,963  $29,976  $29,561  $28,549  $26,879  $24,242  $23,495  $20,637  $19,560
 Loans.......................    23,035   21,286   18,738   19,171   19,587   18,741   17,314   15,525   14,362   12,462   11,181
 Securities..................     4,395    5,166    5,499    5,370    5,020    5,045    5,126    4,620    4,305    3,319    3,018
 Deposits....................    24,472   23,063   22,585   22,758   22,730   21,386   20,676   18,368   17,350   15,532   14,626
 Corporate long-term debt....       744      510      328      330      308      310      264      294      277      254      198
 Common equity...............     2,414    2,565    2,300    2,058    1,946    1,877    1,664    1,502    1,468    1,142      985
 Total equity................     2,601    2,763    2,500    2,258    1,946    1,877    1,664    1,507    1,498    1,265    1,109
 Common shares outstanding...    147.56   158.78   158.17   154.63   153.11   154.20   153.87   154.19   154.04   133.39   127.65


STATISTICAL DATA (continued)

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

                                                                         DAILY AVERAGE BALANCE
                                                  -------------------------------------------------------------------
             (Dollars in Millions)                 1994        1993        1992        1991        1990        1989
- ---------------------------------------------------------------------------------------------------------------------
ASSETS
  Earning Assets:
    Loans:
      Commercial................................  $ 9,133     $ 8,816     $ 8,977     $ 9,885     $10,227     $ 9,788
      Real estate mortgage......................    6,346       5,297       4,607       4,419       3,987       3,054
      Consumer..................................    4,441       3,893       3,675       3,738       3,872       3,592
      Revolving credit..........................    1,795       1,448       1,412       1,539       1,370       1,367
                                                  -------     -------     -------     -------     -------     -------
         Total loans............................   21,715      19,454      18,671      19,581      19,456      17,801
    Securities:
      Taxable...................................    3,999       4,637       4,361       3,722       3,813       3,437
      Tax-exempt................................      758         861       1,024       1,174       1,274       1,329
                                                  -------     -------     -------     -------     -------     -------
         Total securities.......................    4,757       5,498       5,385       4,896       5,087       4,766
    Federal funds sold..........................       65          77         315         296         247         121
    Security resale agreements..................      470         274         706         870         275         127
    Eurodollar time deposits in banks...........      107         278         417         417         298         655
    Other short-term money market
      investments...............................      147         164         187         219         300         372
                                                  -------     -------     -------     -------     -------     -------
         Total earning assets/
         Total interest income/Rates............   27,261      25,745      25,681      26,279      25,663      23,842
  Allowance for loan losses.....................     (462)       (409)       (393)       (367)       (315)       (339)
  Market value (depreciation) of securities
    available for sale..........................       (5)         --          --          --          --          --
  Cash and demand balances due from banks.......    2,052       1,959       1,827       1,855       1,789       1,675
  Properties and equipment......................      390         367         383         410         414         385
  Customers' acceptance liability...............       69          51          78          75          96          62
  Accrued income and other assets...............    1,309       1,121       1,059       1,091         917         732
                                                  -------     -------     -------     -------     -------     -------
         Total assets...........................  $30,614     $28,834     $28,635     $29,343     $28,564     $26,357
                                                  =======     =======     =======     =======     =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Savings and NOW accounts....................  $ 4,966     $ 4,543     $ 3,981     $ 3,371     $ 3,138     $ 2,796
    Insured money market accounts...............    5,184       5,401       5,236       4,519       3,767       3,238
    Time deposits of individuals................    6,380       6,268       7,230       8,430       8,112       6,736
    Other time deposits.........................      481         552         936       1,777       2,495       3,000
    Deposits in overseas offices................    1,026         263         251         367         315         629
    Federal funds borrowed......................    1,358       1,439         995       1,056       1,289       1,395
    Security repurchase agreements..............    1,181       1,080       1,183       1,141       1,374       1,383
    Borrowed funds..............................    1,415       1,193       1,359       1,706       1,424         954
    Corporate long-term debt....................      712         452         329         318         309         273
                                                  -------     -------     -------     -------     -------     -------
         Total interest bearing liabilities/
         Total interest expense/Rates...........   22,703      21,191      21,500      22,685      22,223      20,404
    Noninterest bearing deposits................    4,798       4,619       4,333       4,010       3,930       3,745
    Acceptances outstanding.....................       69          51          78          75          96          62
    Accrued expenses and other liabilities......      425         367         362         417         393         372
                                                  -------     -------     -------     -------     -------     -------
         Total liabilities......................   27,995      26,228      26,273      27,187      26,642      24,583
  Preferred stock...............................      191         200         200         141          --          --
  Common stock..................................    2,428       2,406       2,162       2,015       1,922       1,774
                                                  -------     -------     -------     -------     -------     -------
         Total stockholders' equity.............    2,619       2,606       2,362       2,156       1,922       1,774
                                                  -------     -------     -------     -------     -------     -------
         Total liabilities and stockholders'
           equity...............................  $30,614     $28,834     $28,635     $29,343     $28,564     $26,357
                                                  =======     =======     =======     =======     =======     =======
         Net interest income.........................................................................................
         Interest spread.............................................................................................
         Contribution of noninterest bearing sources of funds........................................................

         Net interest margin.........................................................................................

Fully taxable equivalent basis computed at 35% in 1994 and 1993, and 34% in 1992 through 1989.
Average loan balances include nonperforming loans.







                                INTEREST                                                   DAILY AVERAGE RATE
- -------------------------------------------------------------------------     -----------------------------------------------------
  1994         1993         1992         1991         1990         1989       1994      1993      1992      1991      1990    1989
- -------------------------------------------------------------------------     -----------------------------------------------------



$  708.5    $  648.7    $  679.7    $  904.8    $1,073.6    $1,102.9       7.76%     7.36%     7.57%     9.15%    10.50%    11.27%
   490.5       421.4       409.8       448.0       424.8       331.2       7.73      7.96      8.90     10.14     10.65     10.84
   356.8       338.8       358.9       408.7       453.3       436.4       8.03      8.70      9.77     10.93     11.71     12.15
   219.8       182.9       186.4       227.5       229.7       241.5      12.25     12.63     13.20     14.78     16.77     17.67
- --------    --------    --------    --------    --------    --------
 1,775.6     1,591.8     1,634.8     1,989.0     2,181.4     2,112.0       8.18      8.18      8.76     10.16     11.21     11.86

   204.5       229.0       277.6       308.7       347.7       305.3       5.11      4.94      6.37      8.29      9.12      8.88
    59.8        73.3        95.3       119.4       135.8       147.6       7.89      8.51      9.31     10.17     10.66     11.11
- --------    --------    --------    --------    --------    --------
   264.3       302.3       372.9       428.1       483.5       452.9       5.56      5.50      6.92      8.74      9.50      9.50
     2.9         4.5        11.1        17.3        20.3        10.9       4.46      5.84      3.52      5.84      8.22      9.01
    20.0         8.8        26.9        49.7        22.1        11.7       4.25      3.21      3.81      5.71      8.04      9.21
     3.0         9.6        16.4        27.3        25.8        60.2       2.80      3.45      3.93      6.55      8.66      9.19

     5.5         8.9        12.7        17.4        23.5        29.7       3.74      5.43      6.74      7.95      7.83      7.98
- --------    --------    --------    --------    --------    --------

$2,071.3    $1,925.9    $2,074.8    $2,528.8    $2,756.6    $2,677.4       7.60%     7.48%     8.08%     9.62%    10.74%    11.23%












$  128.8    $  122.8    $  128.3    $  155.0    $  157.0    $  136.9       2.59%     2.70%     3.22%     4.60%     5.00%     4.90%
   117.0       116.3       146.3       211.3       216.2       180.7       2.26      2.15      2.79      4.68      5.74      5.58
   284.6       277.1       400.3       592.2       654.9       557.8       4.46      4.42      5.54      7.02      8.07      8.28
    18.4        19.1        39.5       112.2       200.3       273.8       3.83      3.46      4.22      6.31      8.03      9.13
    44.1         6.9         8.3        21.6        23.7        56.8       4.30      2.62      3.31      5.89      7.52      9.03
    57.5        45.5        34.4        60.2       104.0       127.9       4.23      3.16      3.46      5.70      8.07      9.17
    43.7        27.6        36.7        58.5       103.9       118.0       3.70      2.56      3.09      5.13      7.56      8.53
    61.7        46.4        60.9       106.8       112.9        80.3       4.36      3.89      4.49      6.26      7.93      8.42
    49.2        28.4        24.8        26.0        28.1        26.8       6.92      6.28      7.54      8.18      9.09      9.82
- --------    --------    --------    --------    --------    --------

$  805.0    $  690.1    $  879.5    $1,343.8    $1,601.0    $1,559.0       3.55%     3.26%     4.09%     5.92%     7.20%     7.64%











- --------    --------    --------    --------    --------    --------
$1,266.3    $1,235.8    $1,195.3    $1,185.0    $1,155.6    $1,118.4
========    ========    ========    ========    ========    ========
....................................................................       4.05%     4.22%     3.99%     3.70%     3.54%     3.59%
....................................................................        .60       .58       .66       .81       .96      1.10
                                                                          -----     -----     -----     -----     -----     -----
....................................................................       4.65%     4.80%     4.65%     4.51%     4.50%     4.69%
                                                                          =====     =====     =====     =====     =====     =====

QUARTERLY DATA

FOURTH QUARTER RESULTS

    Net income for the fourth quarter of 1994 was $111.4 million, or $.71 per common share, compared with $103.5 million, or $.62 per share, for the same period last year.
    The increase in earnings was due predominantly to higher net interest income that resulted from loan growth.
    Annualized return on average common equity for the fourth quarter was 17.64%, compared with 15.74% for the fourth quarter 1993. Annualized return on average assets was 1.40% in 1994 versus 1.35% in 1993.
    Average earning assets and average deposits for the quarter increased 3.0% and 2.7%, respectively, from the fourth quarter last year, primarily due to growth in business.
    Net interest income on a fully taxable equivalent basis for the quarter was $325.5 million, which reflects a 3.1% increase over $315.7 million for the same period last year.
    Fees and other income increased 7.4% to $230.1 million over the prior year fourth quarter due mainly to higher item processing revenue that was the result of business growth and acquisitions, gains on the sale of mortgage servicing, and a final income adjustment related to the unwinding of a credit card securitization.
    Noninterest expenses increased to $370.5 million, compared with $359.5 million a year ago. The increase was due to litigation settlements and higher expenses related to increased volume and acquisitions in the item processing subsidiary.

- --------------------------------------------------------------------------------


QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly results of operations for the years 1994, 1993, and 1992:

(Dollars in Thousands
Except Per Share Amounts)                             First           Second          Third         Fourth       Full Year
- ---------------------------------------------------------------------------------------------------------------------------
1994
Interest income.................................     $473,873        $494,462        $517,754      $555,775      $2,041,864
Interest expense................................      171,728         188,275         207,607       237,445         805,055
Net interest income.............................      302,145         306,187         310,147       318,330       1,236,809
Provision for loan losses.......................       20,442          20,071          19,235        19,608          79,356
Security gains..................................        5,893             799           2,772         1,066          10,530
Net overhead....................................      137,130         135,208         137,632       140,325         550,295
Income before income taxes......................      150,466         151,707         156,052       159,463         617,688
Net income......................................      103,807         105,841         108,411       111,375         429,434
Net income applicable to common stock...........       99,930         102,055         104,625       107,624         414,234
Net income per common share.....................          .63             .67             .69           .71            2.70
Fully diluted net income per common share.......          .62             .66             .67           .69            2.64
Dividends paid per common share.................          .29             .29             .30           .30            1.18

1993
Interest income.................................     $467,716        $467,138        $469,156      $486,154      $1,890,164
Interest expense................................      173,716         170,095         167,652       178,647         690,110
Net interest income.............................      294,000         297,043         301,504       307,507       1,200,054
Provision for loan losses.......................       25,382          23,896          23,861        19,950          93,089
Security gains..................................        2,509           3,195           2,851         3,367          11,922
Net overhead....................................      136,841         131,905         133,925       145,254         547,925
Income before income taxes......................      134,286         144,437         146,569       145,670         570,962
Net income......................................       95,322         102,454         102,676       103,545         403,997
Net income applicable to common stock...........       91,322          98,454          98,676        99,579         388,031
Net income per common share.....................          .57             .61             .61           .62            2.41
Fully diluted net income per common share.......          .56             .60             .60           .61            2.37
Dividends paid per common share.................          .26             .26             .27           .27            1.06

1992
Net income......................................     $ 82,105        $ 85,145        $ 89,623      $ 90,050       $ 346,923
Net income per common share.....................          .50             .51             .54           .54            2.09
Fully diluted net income per common share.......          .50             .50             .53           .53            2.06
Dividends paid per common share.................          .235            .235            .235          .235            .94

REPORT OF MANAGEMENT

    The management of National City Corporation has prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.
    National City Corporation maintains a system of internal control over financial reporting designed to produce reliable financial statements. The system contains self-monitoring mechanisms, and compliance is tested and evaluated through an extensive program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any internal control system has inherent limitations, including the possibility that controls can be circumvented or overridden. Further, because of changes in conditions, internal control system effectiveness may vary over time.
    The Audit Committee, consisting entirely of outside directors, meets regularly with management, internal auditors and independent auditors, and reviews audit plans and results as well as management's actions taken in discharging responsibilities for accounting, financial reporting and internal controls. Ernst & Young LLP, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.
    National City Corporation assessed its internal control system as of December 31, 1994 in relation to criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1994, its system of internal control met those criteria.

Cleveland, Ohio
January 20, 1995


    /s/ EDWARD B. BRANDON                      /s/ ROBERT G. SIEFERS
        EDWARD B. BRANDON                          ROBERT G. SIEFERS
        Chairman and Chief Executive Officer       Executive Vice President and
                                                    Chief Financial Officer


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders
National City Corporation
Cleveland, Ohio

    We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
                                                       Ernst & Young LLP
Cleveland, Ohio
January 20, 1995


FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                                       FOR THE CALENDAR YEAR
                                                                            --------------------------------------------
            (Dollars in Thousands Except Per Share Amounts)                    1994             1993             1992
- ------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans:
    Taxable............................................................     $1,749,726       $1,565,636       $1,602,508
    Exempt from Federal income taxes...................................         16,172           16,470           21,593
  Securities:
    Taxable............................................................        204,463          229,007          277,635
    Exempt from Federal income taxes...................................         40,085           47,279           63,442
  Federal funds sold and security resale agreements....................         22,897           13,254           37,981
  Eurodollar time deposits in banks....................................          3,044            9,630           16,360
  Other short-term investments.........................................          5,477            8,888           12,807
                                                                            ----------       ----------       ----------
         Total interest income.........................................      2,041,864        1,890,164        2,032,326

INTEREST EXPENSE
  Deposits.............................................................        592,870          542,165          722,657
  Federal funds borrowed and security repurchase agreements............        101,249           73,151           71,146
  Borrowed funds.......................................................         61,698           46,417           60,988
  Corporate long-term debt.............................................         49,238           28,377           24,790
                                                                            ----------       ----------       ----------
         Total interest expense........................................        805,055          690,110          879,581
                                                                            ----------       ----------       ----------
         Net interest income...........................................      1,236,809        1,200,054        1,152,745
PROVISION FOR LOAN LOSSES..............................................         79,356           93,089          129,361
                                                                            ----------       ----------       ----------
         Net interest income after provision for loan losses...........      1,157,453        1,106,965        1,023,384

NONINTEREST INCOME
  Item processing revenues.............................................        312,358          267,962          194,166
  Service charges on deposit accounts..................................        153,870          152,609          143,909
  Trust fees...........................................................        125,668          122,597          118,350
  Credit card fees.....................................................         85,308           92,966          101,898
  Mortgage banking revenues............................................         67,406           58,678           59,958
  Other................................................................        108,228          105,003          107,379
                                                                            ----------       ----------       ----------
         Total fees and other income...................................        852,838          799,815          725,660
  Security gains.......................................................         10,530           11,922           25,697
                                                                            ----------       ----------       ----------
         Total noninterest income......................................        863,368          811,737          751,357

NONINTEREST EXPENSE
  Salaries and employee benefits.......................................        653,890          623,472          617,015
  Equipment............................................................         93,345           89,005           90,768
  Net occupancy........................................................         89,994           89,729           85,620
  Assessments and taxes................................................         78,869           80,454           76,779
  Other................................................................        487,035          465,080          440,266
                                                                            ----------       ----------       ----------
         Total noninterest expense.....................................      1,403,133        1,347,740        1,310,448
                                                                            ----------       ----------       ----------
Income before income taxes.............................................        617,688          570,962          464,293
Income tax expense.....................................................        188,254          166,965          117,370
                                                                            ----------       ----------       ----------
NET INCOME.............................................................     $  429,434       $  403,997       $  346,923
                                                                             =========       ===========      ===========
NET INCOME APPLICABLE TO COMMON STOCK..................................     $  414,234       $  388,031       $  330,923
                                                                             =========       ===========      ===========
NET INCOME PER COMMON SHARE............................................          $2.70            $2.41            $2.09
Average Common Shares Outstanding......................................     153,353,555      161,163,816      158,011,980

See notes to financial statements.


CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31
                                                                                           ----------------------------
                                 (Dollars in Thousands)                                       1994             1993
- -----------------------------------------------------------------------------------------------------------------------
ASSETS
  Loans:
    Commercial...........................................................................  $ 8,667,539      $ 8,429,119
    International........................................................................       52,356           69,776
    Real estate construction.............................................................      421,505          439,406
    Lease financing......................................................................      216,499          228,352
    Real estate mortgage - nonresidential................................................    2,473,329        2,328,228
    Real estate mortgage - residential...................................................    4,123,084        3,523,836
    Mortgage loans held for sale.........................................................       42,064          509,187
    Consumer.............................................................................    4,781,759        4,241,461
    Revolving credit.....................................................................    2,256,640        1,516,776
                                                                                           -----------     ------------
      Total loans........................................................................   23,034,775       21,286,141
      Allowance for loan losses..........................................................      469,019          443,412
                                                                                           -----------     ------------
      Net loans..........................................................................   22,565,756       20,842,729
  Securities held to maturity (market value $1,156,811 and $1,824,855, respectively).....    1,176,115        1,763,025
  Securities available for sale..........................................................    3,218,940        3,403,201
  Federal funds sold and security resale agreements......................................      672,945          611,743
  Trading account assets.................................................................        7,940          150,296
  Eurodollar time deposits in banks......................................................           --          457,000
  Other short-term money market investments..............................................       96,615           85,677
  Cash and demand balances due from banks................................................    2,401,728        1,933,888
  Properties and equipment...............................................................      389,980          386,219
  Customers' acceptance liability........................................................      102,005           68,148
  Accrued income and other assets........................................................    1,481,984        1,365,783
                                                                                           -----------      -----------
         TOTAL ASSETS....................................................................  $32,114,008      $31,067,709
                                                                                           ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Demand deposits (noninterest bearing)................................................  $ 5,331,789      $ 5,214,560
    Savings and NOW accounts.............................................................    4,599,988        5,161,593
    Insured money market accounts........................................................    4,964,741        5,489,785
    Time deposits of individuals.........................................................    7,298,056        6,224,231
    Other time deposits..................................................................      472,023          500,421
    Deposits in overseas offices.........................................................    1,805,323          472,431
                                                                                           -----------     ------------
         Total deposits..................................................................   24,471,920       23,063,021
    Federal funds borrowed and security repurchase agreements............................    2,608,801        3,082,821
    Borrowed funds.......................................................................    1,104,989        1,201,011
    Acceptances outstanding..............................................................      102,005           68,148
    Accrued expenses and other liabilities...............................................      481,570          379,268
    Corporate long-term debt.............................................................      743,669          510,173
                                                                                           -----------     ------------
         TOTAL LIABILITIES...............................................................   29,512,954       28,304,442
  Stockholders' Equity:
    Preferred stock, without par value, authorized 5,000,000 shares, outstanding 750,160 and 793,240 shares (3,750,800 and 3,966,200 depositary shares) of 8% Cumulative
     Convertible Preferred Stock ($250 liquidation preference per share) in 1994 and
     1993................................................................................      187,540          198,310
    Common stock, par value $4 per share, authorized 350,000,000 shares,
      outstanding 147,555,632 shares in 1994 and 158,779,611 shares in 1993..............      590,223          635,119
    Capital surplus......................................................................      100,051          105,140
    Retained earnings....................................................................    1,732,258        1,841,144
    Unallocated shares held by Employee Stock Ownership Plan (ESOP) trust................       (9,018)         (16,446)
                                                                                           -----------     ------------
         TOTAL STOCKHOLDERS' EQUITY......................................................    2,601,054        2,763,267
                                                                                           -----------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................  $32,114,008      $31,067,709
                                                                                           ===========      ============

See notes to financial statements.


FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE CALENDAR YEAR
                                                                             -------------------------------------------
                          (Dollars in Thousands)                                1994             1993            1992
- ------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income..............................................................   $  429,434       $  403,997      $  346,923
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses.............................................       79,356           93,089         129,361
    Depreciation and amortization.........................................       57,390           56,610          59,314
    Amortization of goodwill and intangibles..............................       44,903           61,721          37,459
    Amortization of securities discount and premium.......................        8,833            6,488          (4,643)
    Security gains........................................................      (10,530)         (11,922)        (25,697)
    Other gains, net......................................................      (22,712)              --          (4,352)
    Net decrease (increase) in trading account securities.................      142,356         (137,252)         19,978
    Originations and purchases of mortgage loans held for sale............   (1,117,702)      (3,635,705)     (2,967,585)
    Proceeds from sales of mortgage loans held for sale...................    1,587,421        3,496,154       2,756,320
    Deferred income taxes (benefit).......................................        3,104           21,563         (22,089)
    (Increase) decrease in interest receivable............................      (51,305)         (22,698)         87,037
    Increase (decrease) in interest payable...............................       41,187           24,319         (97,418)
    (Increase) decrease in other assets...................................      (41,943)        (279,286)         40,999
    Increase (decrease) in other liabilities..............................       61,115           46,041         (22,416)
                                                                             ----------       ----------      ----------
         Net cash provided (used) by operating activities.................    1,210,907          123,119         333,191
LENDING AND INVESTING ACTIVITIES
  Net change in short-term investments....................................      384,860          633,588         375,201
  Purchases of securities.................................................   (2,185,267)      (4,036,281)     (3,391,162)
  Proceeds from sales of securities.......................................    1,598,514        2,594,509       1,253,787
  Proceeds from maturities and prepayments of securities..................    1,225,333        2,368,065       2,041,828
  Net change in loans.....................................................   (2,272,102)      (1,870,528)        357,484
  Proceeds from sales of loans............................................           --          207,156         160,214
  Net increase in properties and equipment................................      (61,151)         (55,348)        (38,337)
  Acquisitions............................................................           --          (43,490)        (17,000)
                                                                             ----------       ----------      ----------
      Net cash provided (used) by lending and investing activities........   (1,309,813)        (202,329)        742,015
DEPOSIT AND FINANCING ACTIVITIES
  Net change in Federal funds borrowed and security repurchase
    agreements............................................................     (474,020)       1,179,308        (585,919)
  Net change in borrowed funds............................................      (96,022)        (217,410)       (322,283)
  Net change in demand, savings, NOW, insured money market accounts, and
    deposits in overseas offices..........................................      363,472          212,946       1,843,412
  Net change in time deposits.............................................    1,045,427       (1,093,817)     (2,015,913)
  Repayment of long-term debt.............................................      (15,362)         (20,660)         (2,812)
  Proceeds from issuance of long-term debt................................      247,080          197,950              --
  Dividends paid, net of tax benefit of ESOP shares.......................     (194,425)        (184,516)       (155,718)
  Issuance of common stock................................................       23,221           28,469          47,378
  Repurchase of common and preferred stock................................     (340,053)        (168,920)         (1,118)
  ESOP trust repayment....................................................        7,428            8,816           4,759
                                                                             ----------       ----------      ----------
      Net cash provided (used) by deposit and financing activities........      566,746          (57,834)     (1,188,214)
                                                                             ----------       ----------      ----------
  Net increase (decrease) in cash and demand balances due from banks......      467,840         (137,044)       (113,008)
  Cash and demand balances due from banks, January 1......................    1,933,888        2,070,932       2,183,940
                                                                             ----------       ----------      ----------
  Cash and demand balances due from banks, December 31....................   $2,401,728       $1,933,888      $2,070,932
                                                                             ==========       ===========     ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid...........................................................   $  764,000       $  662,000      $  977,000
  Income taxes paid.......................................................      199,000          147,000         140,000
  Common stock issued in purchase acquisitions............................           --          140,568              --

See notes to financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     Unallocated
                                                                                                       Shares
           (Dollars in Thousands              Preferred      Common      Capital       Retained        Held by
         Except Per Share Amounts)              Stock        Stock       Surplus       Earnings      ESOP Trust        Total
- -------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1992.....................  $200,000      $309,253     $261,129     $1,517,301      $ (30,021)     $2,257,662
  Net income................................                                             346,923                        346,923
  Common dividends, $.94 per share..........                                            (130,881)                      (130,881)
  Common dividends of pooled company........                                              (9,155)                        (9,155)
  Preferred dividends, $4.00 per depositary
    share...................................                                             (16,000)                       (16,000)
  Issuance of 3,621,216 common shares under
    corporate stock and dividend
    reinvestment plans......................                  7,243        40,135                                        47,378
  Purchase of 80,400 common shares..........                   (161 )        (957)                                       (1,118)
  Shares distributed by ESOP trust and tax
    benefit on dividends....................                                                 318          4,759           5,077
                                              ---------     --------     --------     ----------     -----------     ----------
Balance December 31, 1992...................   200,000      316,335       300,307      1,708,506        (25,262)      2,499,886
  Net income................................                                             403,997                        403,997
  Common dividends, $1.06 per share.........                                            (169,391)                      (169,391)
  Preferred dividends, $4.00 per depositary
    share...................................                                             (16,000)                       (16,000)
  Issuance of 1,530,479 common shares under
    corporate stock and dividend
    reinvestment plans......................                  3,972        24,497                                        28,469
  Purchase of 6,724,600 common shares and
    33,800 depositary shares of preferred
    stock...................................    (1,690 )    (21,469 )     (23,951)      (121,810)                      (168,920)
  Issuance of 5,806,552 common shares
    pursuant to acquisitions................                 20,174       120,394                                       140,568
  Two-for-one stock split...................                316,107      (316,107)                                           --
  Shares distributed by ESOP trust and tax
    benefit on dividends....................                                                 875          8,816           9,691
  Accounting change adjustment for
    unrealized gains on securities available
    for sale................................                                              34,967                         34,967
                                              ---------     --------     --------     ----------     -----------     ----------
Balance December 31, 1993...................   198,310      635,119       105,140      1,841,144        (16,446)      2,763,267
  Net Income................................                                             429,434                        429,434
  Common dividends paid, $1.18 per share....                                            (179,675)                      (179,675)
  Preferred dividends paid, $4.00 per
    depositary share........................                                             (15,415)                       (15,415)
  Issuance of 1,190,121 common shares under
    corporate stock and dividend
    reinvestment plans......................                  4,760        18,461                                        23,221
  Purchase of 12,414,100 common shares and
    215,400 depositary shares of preferred
    stock...................................   (10,770 )    (49,656 )     (23,550)      (256,077)                      (340,053)
  Shares distributed by ESOP trust and tax
    benefit on dividends....................                                                 665          7,428           8,093
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax........................                                             (87,818)                       (87,818)
                                              ---------     --------     --------     ----------     -----------     ----------
Balance December 31, 1994...................  $187,540      $590,223     $100,051     $1,732,258      $  (9,018)     $2,601,054
                                              ==========    =========    =========    ===========    ============    ===========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

    CONSOLIDATION: The consolidated financial statements include the accounts of National City Corporation (the "Corporation") and all of its subsidiaries. The Corporation's primary business is banking.

    ACQUISITIONS AND AMORTIZATION OF INTANGIBLES: Operations of companies acquired in purchase transactions are included in the statements of income from the respective dates of acquisition. The excess of the purchase price over net identifiable assets acquired (goodwill) is included in other assets and is being amortized over varying remaining lives not exceeding 24 years. Core deposit intangibles are amortized on a straight-line basis over varying remaining lives not exceeding 4 years.

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

    SECURITIES AND TRADING ACCOUNT: As further discussed in Note 4, the Corporation adopted SFAS 115 "Accounting For Certain Investments in Debt and Equity Securities" on December 31, 1993. As required by SFAS 115, management determines the appropriate classification of debt securities at the time of purchase.
    Trading account assets are held for resale in anticipation of short-term market movements and are carried at market value. Gains and losses, both realized and unrealized, are included in other income.
    Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.
    Debt securities not classified as held to maturity or trading account and marketable equity securities not classified as trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through retained earnings, net of tax.
    Amortization of premiums and accretion of discounts are recorded as interest income from investments. Realized gains and losses are recorded as net security gains (losses). The adjusted cost of specific securities sold is used to compute gain or loss on sales.
    Other income also includes gains and losses and adjustments to market on interest rate futures and forward contracts related to trading account assets and liabilities.

    OTHER TIME DEPOSITS: Other time deposits include time certificates of deposit of $100,000 or more and totalled approximately $1,367,000,000 and $702,000,000, respectively, at December 31, 1994 and 1993.

    OFF-BALANCE SHEET FINANCIAL AGREEMENTS: The Corporation utilizes a variety of off-balance sheet financial instruments to manage various financial risks. These instruments include interest rate swaps, interest rate caps and floors, futures, forwards, and option contracts. Interest rate swaps are used to synthetically alter the price risk or cash flow characteristics of various on-balance sheet assets and liabilities. The net interest income or expense on interest rate swaps is accrued and recognized as an adjustment to the interest income or expense of the associated on-balance-sheet asset or liability. The Corporation purchases interest rate caps and floors to reduce the cash flow risk of various on-balance sheet variable rate assets and liabilities. The cost or premium paid for purchased interest rate caps and floors is capitalized and charged to income based on the economic value at the time of purchase. The unamortized cost of caps or floors purchased is carried in other assets. Interest payments received on interest rate caps and floors are recorded as an interest income or expense adjustment to the related assets and liabilities. Futures, forwards and options are also utilized to manage exposures to changes in interest rates. Futures, forwards and options that are used for risk management are carried at cost and realized gains and losses are amortized into interest income or interest expense over the life of the instrument. Realized gains and losses on all off-balance sheet transactions used to manage risk that are terminated prior to maturity are deferred and amortized as a yield adjustment over the remaining original life of the agreement. Unrealized gains or losses on interest rate swaps or purchased interest rate caps and floors are deferred. Deferred gains and losses are recorded in other assets and other liabilities, as applicable.
    Unrealized gains or losses on any interest rate caps or floors sold and foreign exchange positions are marked to market and included in other income.

    PURCHASED MORTGAGE SERVICING RIGHTS: Purchased mortgage servicing rights are initially recorded at the lower of cost or estimated present value of the future net servicing income. The capitalized amount is amortized in proportion to, and over the period of, estimated net positive cash flows. The Corporation evaluates the recoverability of purchased mortgage servicing rights in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure and delinquency experience.

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

    INCOME TAXES: Deferred income taxes reflect the temporary tax consequences in future years of differences between the tax and financial statement basis of assets and liabilities.

    TREASURY STOCK: Acquisitions of treasury stock are recorded on the par value method, which requires the cash paid to be allocated to common or preferred stock, surplus and retained earnings.

    RECLASSIFICATION: Certain prior year amounts have been reclassified to conform with the current year presentation.

2. ACQUISITIONS
    In October 1993, the Corporation acquired Ohio Bancorp, a $1.6 billion assets bank holding company headquartered in Youngstown, Ohio. Ohio Bancorp shareholders received approximately $104 million in cash and were issued approximately 4.3 million shares of the Corporation's common stock, for a total transaction value of approximately $215 million. The transaction was accounted for as a purchase. Total goodwill recorded was $67 million and is being amortized over 20 years.
    In February 1993, the Corporation acquired JBS Associates, Inc. (JBS), a check authorization business, and accounted for the acquisition as a purchase. JBS stockholders received cash of $24.3 million and were issued approximately
1.5 million shares of the Corporation's common stock. A provision in the purchase agreement guarantees the total value of the consideration received by the JBS stockholders to be not less than $56.6 million as of February 1, 1998. Total goodwill recorded was $51.5 million and is being amortized over 20 years.
    In May 1992, Merchants National Corporation (MCHN), a $5.4 billion assets bank holding company located in Indianapolis, Indiana, was merged into and became a wholly-owned subsidiary of the Corporation. Each share of MCHN common stock outstanding on May 2, 1992, was converted into 2.24 shares of the Corporation's common stock. The Corporation issued approximately 34.2 million shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of MCHN. The acquisition was accounted for as a pooling-of-interests.

3. LOANS
    Total loans outstanding were recorded net of unearned income of $99,887,000 in 1994 and $85,685,000 in 1993.

    Activity in the allowance for loan losses follows:

                                       FOR THE CALENDAR YEAR
                                  --------------------------------
         (In Thousands)             1994        1993        1992
- ------------------------------------------------------------------
Balance at beginning
  of year.......................  $443,412    $383,849    $385,866
  Acquired allowance............     9,729      50,756       2,479
  Provision.....................    79,356      93,089     129,361
  Loans charged-off.............  (120,234)   (144,490)   (186,528)
  Recoveries....................    56,756      60,208      52,671
                                  --------    --------    --------
    Net charge-offs.............   (63,478)    (84,282)   (133,857)
                                  --------    --------    --------
Balance at end of year..........  $469,019    $443,412    $383,849
                                  ========    ========    ========

    At December 31, 1994, nonaccrual, reduced-rate, and renegotiated loans were $111,981,000, and other real estate owned was $16,547,000. At December 31, 1993, the corresponding amounts were $151,343,000 and $57,807,000, respectively.
    The Corporation plans to adopt SFAS No. 114 "Accounting By Creditors For Impairment of a Loan," and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1995, and does not expect the adoption to have a material impact on financial position or results of operations.

4. SECURITIES
    On December 31, 1993, the Corporation adopted the requirements of SFAS 115. The adoption did not have a material effect on financial position or results of operations.











    The following is a summary of securities held to maturity and available for sale:

                                   DECEMBER 31, 1994
                    -----------------------------------------------
                                UNREALIZED   UNREALIZED    MARKET
  (In Thousands)      COST        GAINS        LOSSES       VALUE
- -------------------------------------------------------------------
Held to maturity:
 U.S. Treas. and
   Fed. agency
   debentures...... $   34,258     $   --      $ (1,474)   $  32,784
 Mortgage-backed
   securities......    630,610        749       (37,218)     594,141
 States and
   political
   subdivisions....    450,461     23,562        (4,736)     469,287
 Other.............     60,786         36          (223)      60,599
                     ---------   --------     ---------   ----------
  Total held to
    maturity.......  1,176,115     24,347       (43,651)   1,156,811
Available for sale:
 U.S. Treas. and
   Fed. agency
   debentures......  1,333,809     18,438       (53,463)   1,298,784
 Mortgage-backed
   securities......  1,700,228        584       (58,252)   1,642,560
 States and
   political
   subdivisions....     30,944        163          (152)      30,955
 Other.............    235,268     26,232       (14,859)     246,641
                     ---------   --------     ---------   ----------
  Total available
    for sale.......  3,300,249     45,417      (126,726)   3,218,940
                     ---------   --------     ---------   ----------
  Total
    securities..... $4,476,364    $69,764     $(170,377)  $4,375,751
                    ==========    =======     =========   ==========


NOTES TO FINANCIAL STATEMENTS (continued)

                                    DECEMBER 31, 1993
                     ------------------------------------------------
                                   Unrealized  Unrealized    Market
  (In Thousands)        Cost        Gains       Losses       Value
- ---------------------------------------------------------------------
Held to maturity:
  U.S. Treas. and
    Fed. agency
    debentures.....  $  205,411    $  1,682    $     --    $  207,093
  Mortgage-backed
    securities.....     804,830       8,260      (4,214)      808,876
  States and
    political
    subdivisions...     604,916      58,770      (3,735)      659,951
  Other............     147,868       1,092         (25)      148,935
                     ----------    --------    --------    ----------
    Total held to
      maturity.....   1,763,025      69,804      (7,974)    1,824,855
Available for sale:
  U.S. Treas. and
    Fed. agency
    debentures.....   1,094,907      24,699      (3,771)    1,115,835
  Mortgage-backed
    securities.....   2,070,502      11,667      (2,789)    2,079,380
  States and
    political
    subdivisions...      31,973         854          --        32,827
  Other............     152,015      27,693      (4,549)      175,159
                     ----------    --------    --------    ----------
    Total available
      for sale.....   3,349,397      64,913     (11,109)    3,403,201
                     ----------    --------    --------    ----------
    Total
      securities...  $5,112,422    $134,717    $(19,083)   $5,228,056
                     ==========    ========    ========    ==========

    At December 31, 1994, the unrealized losses in securities available for sale included in retained earnings totalled $53 million, net of tax. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and accordingly, no valuation adjustments have been included as a charge to income.

    The following table shows the carrying value and market value of securities at December 31, 1994 by maturity:

                                                   Available
                     Held to Maturity              for Sale
                  -----------------------   -----------------------
                                 Market                    Market
 (In Thousands)      Cost        value         Cost        Value
- -------------------------------------------------------------------
Due in 1 year or
  less..........  $  122,852   $  123,657   $  148,422   $  145,457
Due in 1 to 5
  years.........     775,620      756,197    2,349,056    2,272,225
Due in 5 to 10
  years.........     163,064      158,680      493,723      480,954
Due after 10
  years.........     114,579      118,277      309,048      320,304
                  ----------   ----------   ----------   ----------
                  $1,176,115   $1,156,811   $3,300,249   $3,218,940
                  ==========   ==========   ==========   ==========

    Mortgage-backed securities and other securities which may have prepayment provisions are assigned to a maturity category based on estimated average lives.
    At December 31, 1994, the carrying value of securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totalled $3,044,058,000.
    At December 31, 1994, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

    For the year ended December 31, 1994, the following represents the segregation of cash flows between securities available for sale and securities held to maturity:

                                Available    Held to
       (In Thousands)           for Sale    Maturity      Total
- ------------------------------------------------------------------
Purchases of securities......   $2,068,654   $116,613   $2,185,267
Proceeds from sales of
  securities.................    1,598,514         --    1,598,514
Proceeds from maturities and
  prepayments of
  securities.................      509,779    715,554    1,225,333

    In 1994, 1993, and 1992, gross gains of $16.6 million, $16.3 million, and $28.6 million and gross losses of $6.1 million, $4.4 million, and $2.9 million were realized, respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
    Fair value disclosures of financial instruments are made to comply with the requirements of SFAS 107 "Disclosures About Fair Value of Financial Instruments". The market value of securities is based primarily upon quoted market prices. For substantially all other financial instruments, the fair values are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. Fair values are based on estimates using present value and other valuation techniques in instances where quoted market prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments.
    SFAS 107 also excludes certain items from its disclosure requirements. These items include non-financial assets, intangibles and future business growth, as well as certain liabilities such as pension and other post-retirement benefits, deferred compensation arrangements and leases. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
    Portions of the unrealized gains and losses inherent in the valuation are a result of management's program to manage overall interest rate risk and represent a point in time valuation. It is not management's intention to immediately dispose of a significant portion of its financial instruments and, thus, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.
    The following table presents the estimates of fair value of financial instruments at December 31, 1994 and 1993. Bracketed amounts in the carrying value columns represent either reduction of asset accounts, liabilities, or commitments representing potential cash outflows. Bracketed amounts in the fair value columns represent estimated cash outflows required to currently settle the obligations at current market rates.

                                     1994              1993
                               ----------------  ----------------
                               CARRYING  FAIR    Carrying  Fair
        (In Millions)           VALUE    VALUE    Value    Value
- -----------------------------------------------------------------
Assets:
  Cash and cash
    equivalents..............  $ 3,559  $ 3,559  $ 3,391  $ 3,391
  Loans held for sale........       42       42      509      509
  Loans receivable...........   22,993   22,822   20,777   20,990
  Allowance for loan
    losses...................     (469)      --     (443)      --
  Securities.................    4,395    4,376    5,112    5,228
  Trading account assets.....        8        8      150      150
Liabilities:
  Demand deposits............  $(5,332) $(5,332) $(5,215) $(5,215)
  Time deposits..............  (19,140) (19,157) (17,848) (17,916)
  Short-term borrowings......   (3,816)  (3,816)  (4,352)  (4,352)
  Long-term debt.............     (744)    (720)    (510)    (538)
  Other liabilities..........     (161)    (161)    (119)    (119)
Off-Balance Sheet
  Instruments:
  Interest rate swaps:
    Receive fixed rates......     $ --    $(212)   $  --    $  34
    Pay fixed rates..........       --       16       --      (23)
    Basis swaps..............       --       (1)      --       --
  Interest rate caps
    and floors...............       23       22       13       46
  Futures, forwards and
    options..................       --       --        1        1
  Commitments to extend
    credit...................      (10)     (10)      (9)      (9)
  Standby letters of
    credit...................       (1)      (1)      (1)      (1)

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

    LOANS RECEIVABLE AND LOANS HELD FOR SALE: For performing variable rate loans that reprice frequently and loans held for sale, estimated fair values are based on carrying values. The fair values for loans are estimated using a discounted cash flow calculation that applies interest rates used to price new, similar loans to a schedule of aggregated expected monthly maturities, adjusted for market and credit risks.

    SECURITIES: The market values of securities are based upon quoted market prices, where available, and on quoted market prices of comparable instruments when specific quoted prices are not available.

    DEPOSIT LIABILITIES: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

6. CASH AND DEMAND BALANCES DUE FROM BANKS
    The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The consolidated average reserve balance was $339 million for 1994.

7. PROPERTIES AND EQUIPMENT

    A summary of properties and equipment follows:

                                                 DECEMBER 31
                                          -------------------------
            (In Thousands)                  1994            1993
- -------------------------------------------------------------------
Land...................................    $ 64,036       $  66,424
Buildings and leasehold improvements...     383,906         370,591
Equipment..............................     428,685         402,749
                                          ---------       ---------
                                            876,627         839,764
Less accumulated depreciation and
  amortization.........................     486,647         453,545
                                          ---------       ---------
Net properties and equipment...........    $389,980       $ 386,219
                                            =======        ========

    The Corporation and certain of its subsidiary banks occupy their respective headquarters offices under long-term operating leases and, in addition, lease certain data processing equipment. The aggregate minimum annual rental commitments under these leases is approximately $39.1 million in 1995, $38.1 million in 1996, $34.5 million in 1997, $33.1 million in 1998, $30.8 million in 1999, and $209.8 million thereafter.
    Total expense recorded under all operating leases in 1994, 1993 and 1992 was $61,757,000, $59,960,000, and $57,356,000, respectively.

8. BORROWED FUNDS

    The composition of borrowed funds follows:

                                              DECEMBER 31
                                       --------------------------
           (In Thousands)                 1994            1993
- -----------------------------------------------------------------
U.S. Treasury demand notes and
  Federal funds borrowed-term.......   $  159,949      $  309,832
Notes payable to Student Loan
  Marketing Association.............      300,000         243,400
Military banking liabilities........      215,951         185,493
Other...............................       49,754          63,437
                                       ----------      ----------
    Bank subsidiaries...............      725,654         802,162
Commercial paper....................      379,276         398,790
Other...............................           59              59
                                       ----------      ----------
    Other subsidiaries..............      379,335         398,849
                                       ----------      ----------
    Total...........................   $1,104,989      $1,201,011
                                       ==========      ==========

    The $300,000,000 floating rate notes payable to Student Loan Marketing Association are due in June 1996. The notes are secured by and provide funding for student loan receivables.
    Pursuant to the terms of a contract with the U.S. Department of Defense, National City Bank, Indiana, a principal banking subsidiary of the Corporation, manages a military banking network which provides retail banking services to U.S. military personnel and certain related parties. Total assets under fiduciary management approximated $832 million at year-end. In conjunction with the contract, certain funds relating to the military banking network are placed with National City Bank, Indiana and are included in borrowed funds as military banking liabilities. The current contract extends through March 31, 1995.

9. CORPORATE LONG-TERM DEBT

    The composition of corporate long-term debt follows:

                                                 DECEMBER 31
                                           ------------------------
             (In Thousands)                  1994           1993
- -------------------------------------------------------------------
6 5/8% Subordinated Notes due 2004......    $250,000      $      --
  Less discount.........................      (1,187)            --
8 3/8% Notes due 1996...................     100,000        100,000
  Less discount.........................         (94)          (174)
Floating Rate Subordinated Notes
  due 1997..............................      75,000         75,000
  Less discount.........................         (39)           (58)
9 7/8% Subordinated Notes due 1999......      65,000         65,000
  Less discount.........................        (222)          (268)
Floating Rate Notes due 1997............      50,000         50,000
  Less discount.........................         (59)           (80)
Floating Rate Notes due 1994............          --          5,000
Medium-Term Notes.......................          --          6,000
  Less discount.........................          --             (9)
Other...................................       3,377          7,609
                                           ---------      ---------
    Total parent company................     541,776        308,020
6 1/2% Subordinated Notes due 2003......     200,000        200,000
  Less discount.........................        (624)          (699)
Other...................................       2,517          2,852
                                           ---------      ---------
    Total subsidiaries..................     201,893        202,153
                                           ---------      ---------
    Total...............................    $743,669      $ 510,173
                                           =========      =========

    In March 1994, the Corporation issued $250 million principal amount of 6 5/8% Subordinated Notes due 2004. Interest on the notes is payable semiannually. The notes are not redeemable prior to their maturity and qualify as Tier 2 capital for regulatory purposes.
    The 8 3/8% Notes pay interest semiannually and may not be redeemed prior to maturity.
    The $75 million Floating Rate Subordinated Notes bear quarterly interest payments at a rate of 12.5 basis points over the three-month Eurodollar deposit rate, subject to a floor of 5.25%. The actual borrowing rate at December 31, 1994, was 5.81%. The interest rate on the $50 million Floating Rate Notes is
12.5 basis points over the three-month Eurodollar deposit rate (5.75% at December 31, 1994), adjusted quarterly. Both floating rate note issues may be redeemed at the option of the Corporation, in whole or in part, at their principal amount.
    The 9 7/8% Subordinated Notes pay interest semiannually and may not be redeemed prior to maturity.
    The 6 1/2% Subordinated Notes pay interest semiannually and may not be redeemed prior to maturity.
    A credit agreement with a group of banks allows the Corporation to borrow up to $300 million until June 30, 1997, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of
 1/8 percent on the amount of the line. There were no borrowings outstanding under this agreement at December 31, 1994.
    Corporate long-term debt maturities for the next five years are as follows:
$227,000 in 1995; $100,228,000 in 1996; $125,245,000 in 1997; $2,255,000 in
1998; and $65,260,000 in 1999.

10. PREFERRED STOCK
    At December 31, 1994 and 1993, the Corporation had outstanding 750,160 and 793,240 shares, respectively, of 8% Cumulative Convertible Preferred Stock in the form of 3,750,800 and 3,966,200 depositary shares, respectively, at a stated value of $50.00 per depositary share. Each depositary share represents a one-fifth interest in a preferred share. The preferred stock is convertible at the option of the holder into 2.384 common shares per depositary share. Accordingly, 8,941,907 shares of common stock were reserved at December 31, 1994 for conversion of the preferred stock. The preferred stock is redeemable at the option of the Corporation, in whole or in part, on or after May 1, 1996 and for each 12-month period thereafter through the year 2000, at redemption prices of $52.00, $51.60, $51.20, $50.80 and $50.40, respectively, and thereafter, at
$50.00 per depositary share plus, in each case, dividends accrued and unpaid to the redemption date. The shares have a liquidation value of $250.00 per share ($50.00 per depositary share), or $187,540,000 in aggregate, plus accrued and unpaid dividends to date of liquidation.

11. EMPLOYEE STOCK OWNERSHIP PLAN

    As a result of a past merger, the Corporation assumed the obligations and benefits of an Employee Stock Ownership Plan (ESOP). On July 1, 1992, the ESOP was merged into the National City Savings and Investment Plan (a contributory benefit plan offered to substantially all employees). The original ESOP was established through the purchase of stock on the open market. The Corporation provided a loan to the ESOP Trust for the purpose of acquiring the shares. The shares presently held by the ESOP (totalling 1,504,560 of the Corporation's common shares) will be used to fulfill the Corporation's future commitment to participants in the Corporation's benefit plans. During 1994, the Corporation allocated 688,811 shares to the benefit plan participants. Company contributions plus dividends earned on the unallocated shares are used to service the loan and acquire additional shares, which are allocated to benefit plan participants. Company contributions totaled $8,529,977 and $8,181,022 in 1994 and 1993, respectively. Dividends earned by the ESOP in 1994 and 1993 were $2,219,654 and $2,737,768, respectively. The tax benefit for dividends paid on shares held by the ESOP is recorded directly to retained earnings.

12. NET INCOME PER COMMON SHARE
    Net income per common share is based upon net income after preferred dividend requirements and the average number of common shares outstanding, adjusted for the dilutive effect of outstanding stock options. Fully diluted earnings per share is based upon net income and the average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and the assumed conversion of preferred stock.

    The calculation of net income per common share follows:

                                   FOR THE CALENDAR YEAR
  (In Thousands Except    ---------------------------------------
   Per Share Amounts)        1994          1993          1992
- -----------------------------------------------------------------
PRIMARY:
  Net income............     $429,434      $403,997      $346,923
  Less preferred
    dividends...........       15,200        15,966        16,000
                          -----------   -----------   -----------
  Net income applicable
    to common stock.....     $414,234      $388,031      $330,923
                          ===========   ===========   ===========
  Average common shares
    outstanding.........  153,353,555   161,163,816   158,011,980
                          ===========   ===========   ===========
  Net income per common
    share...............        $2.70         $2.41         $2.09
                          ===========   ===========   ===========
ASSUMING FULL DILUTION:
  Net income............     $429,434      $403,997      $346,923
                          ===========   ===========   ===========
  Pro forma fully
    diluted average
    common shares
    outstanding.........  162,375,500   170,683,512   168,065,372
                          ===========   ===========   ===========
  Pro forma fully
    diluted net income
    per share...........        $2.64         $2.37         $2.06
                          ===========   ===========   ===========

13. PARENT COMPANY AND REGULATORY RESTRICTIONS
    At December 31, 1994, retained earnings of the parent company included $1,548 million of equity in undistributed earnings of subsidiaries.
    Dividends paid by the parent company's subsidiary banks are subject to various legal and regulatory restrictions. In 1994, subsidiary banks declared $250 million in dividends to the parent company. In 1995, bank subsidiaries may pay the parent company, without prior regulatory approval, approximately $77 million of dividends.
    Under Section 23A of the Federal Reserve Act, as amended, loans from subsidiary banks to nonbank affiliates, including the parent company, are required to be collateralized.
    Commercial paper of $379 million outstanding at December 31, 1994 is guaranteed by the parent company.













    Condensed parent company financial statements, which include transactions with subsidiaries, follow:

BALANCE SHEETS

                                               DECEMBER 31
                                       -------------------------
            (In Thousands)                  1994         1993
- ----------------------------------------------------------------
ASSETS
  Cash and demand balances due from
    banks..............................  $    8,229   $    2,733
  Loans to and accounts receivable from
    subsidiaries.......................     356,420      301,211
  Securities...........................     154,127      116,404
  Investments in:
    Subsidiary banks...................   2,355,857    2,407,320
    Nonbank subsidiaries...............     237,797      206,902
  Goodwill, net of accumulated
    amortization of $29,857 and
    $27,559, respectively..............      52,420       52,116
  Other assets.........................      54,629       56,465
                                         ----------   ----------
    Total assets.......................  $3,219,479   $3,143,151
                                         ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Corporate long-term debt.............  $  541,776   $  308,020
  Accrued expenses and other
    liabilities........................      76,649       71,864
                                         ----------   ----------
    Total liabilities..................     618,425      379,884
  Stockholders' equity.................   2,601,054    2,763,267
                                         ----------   ----------
    Total liabilities and stockholders'
      equity...........................  $3,219,479   $3,143,151
                                         ==========   ==========


NOTES TO FINANCIAL STATEMENTS (continued)

STATEMENTS OF INCOME

                                        FOR THE CALENDAR YEAR
                                 ------------------------------------
        (In Thousands)             1994         1993          1992
- ---------------------------------------------------------------------
INCOME
 Dividends from:
  Subsidiary banks............    $230,378    $ 715,869     $ 100,000
  Nonbank subsidiaries........      14,129        4,448         1,000
  Interest on loans to
   subsidiaries...............       5,250        4,431         2,788
 Interest and dividends on
  securities..................       3,774        2,396         2,986
 Security gains...............       1,995          970         5,657
 Other income.................       3,462        7,969            --
                                 ---------    ---------     ---------
   Total income...............     258,988      736,083       112,431
EXPENSE
 Interest on corporate long-
  term debt...................      37,217       23,821        13,241
 Goodwill amortization........       2,298        2,138         2,081
 Other expense................      52,381       43,197        52,434
                                 ---------    ---------     ---------
   Total expense..............      91,896       69,156        67,756
                                 ---------    ---------     ---------
 Income before taxes and
  equity in undistributed
  income of subsidiaries......     167,092      666,927        44,675
 Income tax (benefit).........     (44,513)     (32,148)      (20,207)
                                 ---------    ---------     ---------
 Income before equity in
  undistributed net income of
  subsidiaries................     211,605      699,075        64,882
 Equity in undistributed
  (distributed) net income of
  subsidiaries................     217,829     (295,078)      282,041
                                 ---------    ---------     ---------
   Net income.................    $429,434    $ 403,997     $ 346,923
                                 =========    =========     =========


STATEMENTS OF CASH FLOWS

                                        FOR THE CALENDAR YEAR
                                 ------------------------------------
        (In Thousands)             1994         1993          1992
- ---------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income...................   $ 429,434    $ 403,997     $ 346,923
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
 Equity in undistributed net
  income of subsidiaries......    (217,829)     295,078      (282,041)
 Amortization of goodwill.....       2,298        2,138         2,081
 Decrease (increase) in
  dividends receivable from
  subsidiaries................      55,669     (126,169)       45,500
 Security gains...............      (1,995)        (970)       (5,657)
 Other, net...................    (117,529)     (13,294)       19,709
                                 ---------    ---------     ---------
   Net cash provided (used) by
    operating activities......     150,048      560,780       126,515
INVESTING ACTIVITIES
 Net change in short-term
  money market investments....     (26,750)     (27,900)       70,000
 Purchases of securities......     (65,508)    (126,641)      (41,983)
 Sales and maturities of
  securities..................      39,518       69,833        41,164
 Principal collected on loans
  to subsidiaries.............      50,850      283,107        16,275
 Loans to subsidiaries........     (25,805)    (306,507)      (21,925)
 Investment in subsidiaries...     (14,784)    (119,006)      (78,836)
 Return of investment from
  subsidiaries................     168,000           --            --
                                 ---------    ---------     ---------
   Net cash provided (used) by
    investing activities......     125,521     (227,114)      (15,305)
FINANCING ACTIVITIES
 Repayment of corporate long-
  term debt...................     (13,324)     (19,236)         (513)
 Proceeds from issuance of
  long-term debt..............     247,080           --            --
 Common and preferred
  dividends...................    (195,090)    (185,391)     (146,881)
 Issuance of common stock.....      23,221       28,469        36,211
 Repurchase of stock..........    (340,053)    (168,920)       (1,118)
 Shares distributed by ESOP...       8,093        9,691         4,835
                                 ---------    ---------     ---------
   Net cash provided (used) by
    financing activities......    (270,073)    (335,387)     (107,466)
                                 ---------    ---------     ---------
 Increase (decrease) in cash
  and demand balances due from
  banks.......................       5,496       (1,721)        3,744
 Cash and demand balances due
  from banks, January 1.......       2,733        4,454           710
                                 ---------    ---------     ---------
 Cash and demand
  balances due from banks,
  December 31.................   $   8,229    $   2,733     $   4,454
                                 =========    =========     =========
SUPPLEMENTAL CASH FLOW
  INFORMATION
Interest paid.................   $  30,000    $  24,000     $  13,000
Long-term debt assumed in
  merger of subsidiaries......          --      151,000            --
Shares issued in purchase
  acquisitions and additional
  investment in
  subsidiaries................          --      141,000            --

   14. STOCK OPTIONS AND AWARDS
    The Corporation was authorized in 1993 to grant options up to 10,000,000 shares of common stock under an employee stock option plan. The Corporation's stock option plans authorize the issuance of options to purchase common stock to officers and key employees at the market price of the shares at the date of grant. Options generally become exercisable to the extent of either 25% or 50% annually beginning one year from the date of grant.
    The Corporation was authorized in 1991 to grant 1,000,000 shares of common stock under a Restricted Stock Plan. These shares are issued to key employees and directors of the Corporation. In general, the restrictions on directors' shares granted after 1992 expire after nine months and restrictions on grants to key employees expire over a four-year period. The Corporation generally recognizes additional compensation expense over the restricted period.

    A summary of the stock options and award activity follows:

                                       Shares
                       --------------------------------------
                       Available
                       for Grant
                       ----------           Outstanding              Range of
                        Awards &      -----------------------      Option Price
                        Options        Awards       Options         per Share
- --------------------------------------------------------------------------------
January 1, 1992....     3,644,656      168,900      8,438,732     $3.69 - $18.06
  Cancelled........        41,200       (2,800)       (41,174)
  MCHN shares
    expired              (282,240)
  Exercised........                     (4,600)    (3,036,954)      3.69 - 18.06
  Granted..........    (1,479,500)       8,900      1,470,600              22.00
                       ----------     --------     ----------
December 31, 1992..     1,924,116      170,400      6,831,204       6.08 - 22.00
  Authorized.......    10,000,000
  Cancelled........        75,642       (4,008)       (71,634)
  Exercised........                    (25,992)    (1,017,321)      6.08 - 22.00
  Granted..........    (1,685,950)     103,350      1,582,600              24.88
                       ----------     --------     ----------
December 31, 1993..    10,313,808      243,750      7,324,849       6.31 - 24.88
  Cancelled........        97,800       (4,350)       (93,450)
  Exercised........                     (4,400)      (846,648)      6.31 - 24.88
  Granted..........    (1,791,600)      92,800      1,698,800      26.50 - 26.88
                       ----------     --------     ----------
December 31, 1994..     8,620,008      327,800      8,083,551     $7.55 - $26.88
                       ==========      =======     ==========

    At December 31, 1994 and 1993, options for 5,669,645 and 5,033,577 shares, respectively, were exercisable at a price range of $7.55 to $24.88 and $6.31 to $24.88 per share, respectively.

15. PENSION PLANS
    The Corporation has a noncontributory, defined benefit retirement plan covering substantially all employees. Retirement benefits are based upon the employees' length of service and salary levels. Actuarially determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974. The Corporation also sponsors supplemental retirement plans for certain key employees.

    The defined benefit pension plan's funded status (at its year-end September
30) and the status of the supplemental retirement plans follow:

           (In Thousands)                  1994            1993
- ------------------------------------------------------------------
Projected benefit obligation:
  Vested benefits....................   $  263,515        $260,779
  Nonvested benefits.................       10,983          14,237
                                        ----------       ---------
  Accumulated benefit obligation.....      274,498         275,016
  Effect of projected future
    compensation levels..............       68,910          73,199
                                        ----------       ---------
Projected benefit obligation.........      343,408         348,215
Plan's assets at fair value,
  primarily stocks and bonds,
  including $15.2 million and $14.4
  million in the common stock of the
  Corporation for 1994 and 1993,
  respectively.......................      302,071         305,216
                                        ----------       ---------
Funded status - plan assets (less
  than) projected benefit
  obligation.........................   $  (41,337)       $(42,999)
                                        ==========        ========



Comprised of:
  Unrecognized net (losses)..........   $  (24,803)       $(28,327)
  Unrecognized net assets being
    recognized over 15 years.........       20,180          25,792
  Less accrued pension liability on
    balance sheet....................       36,714          40,464
                                        ----------       ---------
                                        $  (41,337)       $(42,999)
                                        ==========       =========


    Assumptions used in the valuation of the defined benefit pension plan at its year end (September 30) and the supplemental retirement plans follow:

                                        1994        1993      1992
- --------------------------------------------------------------------
Weighted average discount rate......      8.25%      7.25%     8.25%
Average assumed rate of compensation
  increase..........................      5.50       5.00      5.25
Long-term rate of return on
  assets............................      9.50      10.00      9.50


    Net defined benefit pension plan costs include the following components:
                                          FOR THE CALENDAR YEAR
                                     --------------------------------
          (In Thousands)               1994        1993        1992
- ---------------------------------------------------------------------
Service cost - benefits earned
  during year......................  $ 17,681    $ 15,066    $ 14,344
Interest cost on projected benefit
  obligation.......................    27,457      23,966      20,656
Actual (return) on plan assets.....    (7,746)    (25,072)   (33,950)
Net amortization and deferral......   (23,209)     (2,128)      9,417
                                     --------    --------    --------
Net periodic pension cost..........  $ 14,183    $ 11,832    $ 10,467
                                     ========    ========    ========

    The Corporation also sponsors a defined contribution plan for substantially all employees. The Corporation may make contributions to the plan in varying amounts depending on the level of employee contributions. For the years ended 1994, 1993, and 1992, the expenses related to this plan were $8,613,000, $8,347,000, and $3,275,000, respectively.

16. OTHER POSTRETIREMENT BENEFIT PLANS
    The Corporation has a benefit plan which offers postretirement medical and life insurance benefits to all employees who have attained the age of 55 and have at least 10 years of service (five years of service if age 65 or older.) The medical portion is contributory and the life insurance coverage is noncontributory to the participants. For any employee who retired on or after April 1, 1989, the Corporation's medical contribution is fixed, based on years of service and age at retirement. The accounting for the medical portion anticipates contributions for retirees prior to April 1, 1989, to continue to increase as a proportion of the total costs of the plan. The Corporation reserves the right to terminate or make plan changes at any time.

    The Corporation has no plan assets attributable to the postretirement benefit plan. The following table presents the plan's status at December 31, reconciled with amounts recognized in the Corporation's balance sheet:

             (In Thousands)                   1994           1993
- -------------------------------------------------------------------
Accumulated postretirement benefit
  obligation:
  Retirees...............................   $ 29,406       $ 31,221
  Fully eligible active plan
    participants.........................      6,938          8,401
  Other active plan participants.........     10,153         12,873
                                            --------       --------
Accumulated postretirement benefit
  obligation.............................     46,497         52,495
Unrecognized net gain (loss).............      1,018         (7,072)
Unrecognized transition obligation.......    (31,057)       (32,980)
                                            --------       --------
Accrued postretirement benefit cost......   $ 16,458       $ 12,443
                                            ========       ========


    Net periodic postretirement benefit costs include the following components:

                                         FOR THE CALENDAR YEAR
                                    --------------------------------
         (In Thousands)              1994          1993        1992
- --------------------------------------------------------------------
Service cost.....................   $ 1,194       $1,067      $  969
Interest cost....................     3,933        3,622       3,534
Net amortization and deferral....     2,172        1,981       1,923
                                    -------       ------      ------
Net periodic postretirement
  benefit cost...................   $ 7,299       $6,670      $6,426
                                    =======       ======      ======


    Assumptions used in the valuation of the accumulated postretirement benefit obligation at December 31 follow:

                                       1994         1993       1992
- --------------------------------------------------------------------
Weighted average discount rate.....      8.50%       7.50%      8.50%
Average salary scale...............      5.50        5.00       5.25

    The health care trend rate assumption only affects those participants retired under the plan prior to April 1, 1989. The 1995 health care trend rate is projected to be 12.0 percent for participants under 65 and 9.5 percent for participants over 65. These rates are assumed to decrease incrementally by .5 percent per year until they reach 6 percent and remain at that level thereafter. The health care trend rate assumption does not have a significant effect on the medical plan, therefore, a 1 percent change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

17. INCOME TAXES
    In 1992, the Corporation adopted SFAS 109 "Accounting for Income Taxes". The cumulative effect of adopting SFAS 109 did not have a significant effect on net income.

    The composition of income tax expense (benefit) follows:

                                FOR THE CALENDAR YEAR
                        -------------------------------------
    (In Thousands)        1994          1993          1992
- -------------------------------------------------------------
Current:
 Federal..............  $ 172,394     $ 135,598     $ 137,603
 State................     12,756         9,804         1,856
                        ---------     ---------     ---------
  Total current.......    185,150       145,402       139,459
                        ---------     ---------     ---------
Deferred:
 Federal..............      1,343        23,140       (13,571)
 State................      1,761        (1,577)       (8,518)
                        ---------     ---------     ---------
  Total deferred......      3,104        21,563       (22,089)
                        ---------     ---------     ---------
Tax expense...........  $ 188,254     $ 166,965     $ 117,370
                        =========     =========     =========
Tax expense applicable
 to security
 transactions.........  $   3,748     $   4,173     $   8,797
                        =========     =========     =========


    The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown below:

                                FOR THE CALENDAR YEAR
                               -----------------------
                               1994      1993     1992
- ------------------------------------------------------
Statutory rate..............    35.0%    35.0%    34.0%
Life insurance..............    (3.0)    (2.6)    (2.1)
Tax-exempt income...........    (2.9)    (3.8)    (5.5)
Other.......................     1.4       .6     (1.1)
                               -----     ----     ----
 Effective tax rate.........    30.5%    29.2%    25.3%
                               =====     ====     =====


    Significant components of the Corporation's deferred tax liabilities and assets as of December 31 are as follows:

           (In Thousands)                  1994          1993
- ---------------------------------------------------------------
Deferred tax liabilities:
 Lease accounting....................    $  74,232     $ 68,984
 Depreciation........................       18,145       17,109
 Other - net.........................       50,071       35,649
                                         ---------     --------
  Total deferred tax liabilities.....      142,448      121,742
Deferred tax assets (liabilities):
 Provision for losses................      164,157      155,697
 Mark to market adjustments..........       28,458      (27,054)
 Pension.............................       12,708       23,520
 Other - net.........................       46,002       34,273
                                         ---------     --------
  Total deferred tax assets..........      251,325      186,436
                                         ---------     --------
Net deferred tax assets..............    $ 108,877     $ 64,694
                                         =========     ========

18. OFF-BALANCE SHEET FINANCIAL AGREEMENTS
    The Corporation uses a variety of off-balance sheet financial instruments such as interest rate swaps, futures, options, forwards, and cap and floor contracts. These financial agreements, frequently called interest rate derivatives, enable the Corporation to efficiently manage its exposure to changes in interest rates. The Corporation also enters into derivative contracts on behalf of customers, however, such activity was not significant in 1994 and 1993.
    As with any financial instrument, derivatives have inherent risks. Market risk represents the risk of gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance sheet transactions. Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk can be measured as the cost of acquiring a new derivative agreement with cash flows identical to those of a defaulted agreement in the current interest rate environment. The Corporation manages the credit exposure to counterparties by limiting the amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk and by collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance sheet counterparties that provide for exchanges of marketable securities to collateralize either party's unrealized gains. On December 31, 1994, these collateral agreements covered 93% of the notional amount of the derivative portfolio and the Corporation had delivered U.S. government and agency securities with market value of $141 million to various counterparties to collateralize unrealized losses. The Corporation has never experienced, nor does it have any reason to expect, a credit loss associated with any interest rate derivative.
    On December 31, 1994 the total notional amount of the Corporation's interest rate swap portfolio used to manage its interest rate sensitivity was $6.2 billion, which is an increase of $406.5 million from December 31, 1993. The Corporation uses receive fixed interest rate swaps to convert variable rate loans and securities into synthetic fixed rate instruments and to convert fixed rate funding sources into synthetic variable rate funding instruments. The Corporation decreased its use of receive fixed rate interest rate swaps during the year in anticipation of higher interest rates across the entire yield curve. During 1994, the Corporation entered into $1.5 billion of receive fixed interest rate swaps with a weighted initial expected maturity of 2.1 years. During 1994, $2.3 billion of receive fixed interest rate swaps matured or amortized.
    The Corporation uses pay fixed interest rate swaps to convert fixed rate loans and securities into synthetic variable rate instruments and to convert variable rate funding sources into synthetic fixed rate funding instruments. The Corporation increased its use of these swaps during the year in anticipation of higher interest rates across the entire yield curve. During 1994, the Corporation entered into $873 million of pay fixed interest rate swaps, with weighted initial expected maturity of 2.5 years. During 1994, $201 million of pay fixed interest rate swaps matured and $250 million of pay fixed interest rate swaps were terminated prior to maturity. These terminations generated pre-tax gains of $2.2 million which have been deferred and will be amortized into income over the next 26 months.
    The Corporation uses interest rate floors to help protect its interest margin in periods of low interest rates and a flattening yield curve. The Corporation's interest rate floor portfolio on December 31, 1994 was $1.3 billion in notional amount with an average maturity of 5.4 years and $3.3 million of net unrealized losses.
    During 1994, the Corporation purchased $2 billion of interest rate cap corridors to help protect its net interest margin in the event of an increase in short term interest rates. These cap contracts will pay the Corporation 1.0% per annum over their life when three month Eurodollar rates are between 6.13% and 7.50%. As of December 31, 1994, these interest rate cap corridors had an average maturity of 1.6 years and $1.9 million in net unrealized gains.
    As of December 31, 1994 the Corporation had no derivative contracts outstanding that were hedging anticipated transactions.
    Summary information with respect to the Corporation's interest rate derivative portfolio used for risk management purposes follows:

NOTES TO FINANCIAL STATEMENTS (continued)

                                                         DECEMBER 31, 1994
                  ------------------------------------------------------------------------------------------------  DECEMBER 31,
                                                                                WEIGHTED AVERAGE                        1993
                                                              ----------------------------------------------------  -------------
                   NOTIONAL     UNREALIZED     UNREALIZED      RECEIVE       PAY           STRIKE          LIFE       NOTIONAL
 (In Thousands)     AMOUNT     GROSS GAINS    GROSS LOSSES      RATE        RATE            RATE         (YEARS)       AMOUNT
- ---------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE
  SWAPS:
Receive fixed
  indexed
  amortizing
  swaps.........  $2,879,798     $     --       $(172,435)       5.23%       5.75%          N/A            2.1       $ 4,304,800
Receive fixed
  swaps.........   1,515,000        2,409         (42,309)       7.06        6.25           N/A            2.7           905,027
Pay fixed
  swaps.........     787,200       18,430          (2,236)       6.15        7.00           N/A            1.8           365,700
Basis swaps.....   1,000,000          215          (1,669)       6.35        5.76           N/A            1.3           200,000
                  ----------   ------------   -------------                                                         -------------
  Total interest
    rate
    swaps.......   6,181,998       21,054        (218,649)       5.98        6.03                                      5,775,527
INTEREST RATE CAPS
  AND FLOORS:
Interest rate
  floors
  purchased.....   1,281,253           60          (3,323)        N/A         N/A          5.68%           5.4           850,000
Interest rate
  cap corridors
  purchased.....   2,000,000        2,127            (256)        N/A         N/A      6.13% to 7.50%      1.6                --
Forward interest
  rate cap
  corridors
  purchased.....     300,000           --             (62)        N/A         N/A      8.50% to 9.75%      1.3                --
Interest rate
  caps sold.....     171,000           --             (43)        N/A         N/A          12.00%          2.3           190,000
                  ----------   ------------   -------------                                                         -------------
  Total interest
    rate caps &
    floors......   3,752,253        2,187          (3,684)                                                             1,040,000
                  ----------   ------------   -------------                                                         -------------
  Total interest
    rate swaps,
    caps &
    floors......  $9,934,251     $ 23,241       $(222,333)                                                           $ 6,815,527
                  ==========   ============   =============                                                         ===============

    The variable rates in the Corporation's interest rate swap contracts are primarily based on the three month Eurodollar rate. The average variable rates included in the table above are those in effect in the specific contracts at December 31, 1994.


    The following table details the expected notional maturities of the Corporation's portfolio of off-balance sheet instruments at December 31, 1994:

                                                                                                                        GREATER
                                                                       LESS THAN         1 TO 3          3 TO 5          THAN 5
                           (In Thousands)                                1 YEAR          YEARS           YEARS           YEARS
- ---------------------------------------------------------------------------------------------------------------------------------
Receive fixed indexed amortizing swaps..............................   $ 411,311       $1,269,222      $1,199,265      $       --
Receive fixed swaps.................................................     590,000          540,000         145,000         240,000
Pay fixed swaps.....................................................      82,200          682,000          23,000              --
Basis swaps.........................................................          --        1,000,000              --              --
Interest rate floors purchased......................................          --          250,000         231,253         800,000
Interest rate cap corridors purchased...............................          --        2,000,000              --              --
Forward interest rate cap corridors purchased.......................          --          300,000              --              --
Interest rate caps sold.............................................          --          171,000              --              --
                                                                       ----------      ----------      ----------      ----------
  Total.............................................................   $1,083,511      $6,212,222      $1,598,518      $1,040,000
                                                                       ===========     ==========      ==========      ==========

    The Corporation also enters into forward contracts related to its mortgage banking business. At December 31, 1994 and 1993, the Corporation had commitments to sell mortgages totalling $42.4 million and $836.8 million, respectively. These contracts mature in less than one year.

    In the normal course of business, the Corporation makes various commitments to extend credit which are not reflected in the balance sheet. A summary of these commitments follows:

                                         DECEMBER 31
                                     --------------------
          (In Millions)               1994         1993
- ---------------------------------------------------------
Commitments to extend credit.....    $ 7,411     $  6,567
Standby letters of credit........        861        1,242

    The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to the Corporation's normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information is contained on page 22.

FORM 10-K

The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient and comprehensive information on 1994 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1994       Commission file number 1-10074

                           NATIONAL CITY CORPORATION
             (Exact name of registrant as specified in its charter)

    Delaware (State or Other Jurisdiction of Incorporation or Organization)
                34-1111088 (I.R.S. Employer Identification No.)

                    1900 East Ninth Street, Cleveland, Ohio
                    (Address of principal executive offices)

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

          Securities registered pursuant to Section 12(g) of the Act:
            National City Corporation Common Stock, $4.00 Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X      NO
                                  ---    ----
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                 Form 10-K.
                                            ---

  State the aggregate market value of the voting stocks held by nonaffiliates of the registrant as of December 31, 1994-$3,750,882,000
Indicate the number of shares outstanding of each of the registrant's classes of common stock,
                            as of December 31, 1994.

                  Common Stock, $4.00 Per Share -- 147,555,632

                      Documents Incorporated By Reference:
Portions of the registrant's Proxy Statement (to be dated approximately March 6,
                                   1995) are
    incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation;
    Item 12. Security Ownership of Certain Beneficial Owners and Management;
   and Item 13. Certain Relationships and Related Transactions, of Part III.

FORM 10-K CROSS REFERENCE INDEX

                                                  Pages
                                                ---------
PART I
  Item  1 -- Business
    Description of Business...................         40
    Average Balance Sheets/Interest/Rates.....      20-21
    Volume and Rate Variance Analysis.........         14
    Securities................................        8-9
    Loans.....................................        6-8
    Risk Elements of Loan Portfolio...........      16-18
    Loan Loss Experience......................      16-18
    Allocation of Allowance for Loan Losses...      16-18
    Deposits..................................   9, 20-21
    Financial Ratios..........................         19
    Short-Term Borrowings.....................      9, 32
  Item  2 -- Properties.......................         41
  Item  3 -- Legal Proceedings................         41
  Item  4 -- Submission of Matters to a Vote
               of Security Holders - None
PART II
  Item  5 -- Market for the Registrant's
               Common Equity and Related
               Stockholder Matters............         10
  Item  6 -- Selected Financial Data..........         19
  Item  7 -- Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations......       5-18
  Item  8 -- Financial Statements and
               Supplementary Data.............      24-38
  Item  9 -- Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure - None
PART III
  Item 10 -- Directors and Executive Officers
               of the Registrant - Note (1)
             Executive Officers...............         41
             Compliance with Section 16(a) of
               the Securities Exchange Act -
               Note (1)
  Item 11 -- Executive Compensation - Note (1)
  Item 12 -- Security Ownership of Certain
               Beneficial Owners and
               Management - Note (1)
  Item 13 -- Certain Relationships and Related
               Transactions - Note (1)
PART IV
  Item 14 -- Exhibits, Financial Statement
               Schedules and Reports on Form
               8-K
             Report of Ernst & Young LLP,
               Independent Auditors...........         23
             Financial Statements:
             Consolidated Statements of Income
               - Calendar Years 1994, 1993 and
               1992...........................         24
             Consolidated Balance Sheets -
               December 31, 1994 and 1993.....         25
             Consolidated Statements of Cash
               Flows - Calendar Years 1994,
               1993 and 1992..................         26
             Consolidated Statements of
               Changes in Stockholders' Equity
               - Calendar Years 1994, 1993,
               and 1992.......................         27
Notes to Financial Statements.................      28-38
Signatures....................................         42

Reports on Form 8-K filed in the fourth quarter of 1994: Form 8-K dated December
  29, 1994 announcing the acquisition of Central Indiana Bancorp effective January 1, 1995.
Exhibits -- The index of exhibits has been filed as separate pages of the 1994
  Form 10-K and is available to stockholders on request from the Secretary of the Corporation at the principal executive offices. Copies of exhibits may be obtained at a cost of 30 cents per page.
Financial Statement Schedules -- Omitted due to inapplicability or because required information is shown in the Financial Statements or the Notes thereto.
- -------------------------------------------------------------------------------
Note (1) -- Incorporated by reference from the Corporation's Proxy Statement to be dated approximately March 6, 1995.
- -------------------------------------------------------------------------------

BUSINESS
     At December 31, 1994, National City Corporation ("National City" or "the Corporation") was the third largest bank holding company headquartered in the State of Ohio and approximately the 28th largest in the United States on the basis of total assets. National City owns and operates 10 commercial banks having a total of 614 banking offices in Ohio, Kentucky and Indiana. The four largest such subsidiary banks (and only significant subsidiaries) are National City Bank (Cleveland), National City Bank, Columbus; National City Bank, Indiana; and National City Bank, Kentucky. The banks and other subsidiaries and divisions (listed on pages 44 and 45) conduct a variety of financial services businesses. In addition to a general commercial banking business, National City or its subsidiaries are engaged in trust, mortgage banking, merchant banking, leasing, item processing, venture capital, insurance, and other financially related businesses. National City and its subsidiaries had 20,306 full-time equivalent employees at December 31, 1994.

COMPETITION
     The banking business is highly competitive. The banking subsidiaries of National City compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies, insurance companies and other financial service entities.

SUPERVISION AND REGULATION
    National City is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. On September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997 in those states that have not opted out by that date. The impact of this amendment on the Corporation cannot be measured at this time.
    The Act restricts National City's nonbanking activities to those which are determined by the Federal Reserve

Board to be closely related to banking. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. National City's banking subsidiaries are subject to limitations with respect to intercompany loans and investments.
    A substantial portion of National City's cash revenues is derived from dividends paid by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 13 on page 33.
    The subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency or the respective state banking department, and are subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC).
    National City's subsidiary banks are also subject to certain state laws of each state in which such a bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks and bank holding companies located in other states. Ohio, Kentucky and Indiana have all adopted nationwide reciprocal interstate banking.
    The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of or any FDIC-assisted transaction involving an affiliated insured bank or savings association.
    The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") covers a wide expanse of banking regulatory issues. The FDIC Improvement Act deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters. Regulations have been proposed to implement this Act, but the full effects of the FDIC Improvement Act generally on the financial services industry, and specifically on the Corporation, cannot now be measured.
    The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of National City and its subsidiary banks cannot be predicted.

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

EXECUTIVE OFFICERS
    The Executive Officers of National City (as of January 20, 1995) are as follows:

           Name            Age            Position
- ----------------------------------------------------------
Edward B. Brandon           63    Chairman and Chief
                                    Executive Officer
David A. Daberko            49    President and Chief
                                    Operating Officer
William R. Robertson        53    Deputy Chairman
Morton Boyd                 58    Executive Vice President
Vincent A. DiGirolamo       57    Executive Vice President
Gary A. Glaser              50    Executive Vice President
Jon L. Gorney               44    Executive Vice President
Charles W. Hall             50    Executive Vice President
Jeffrey D. Kelly            41    Executive Vice President
William E. MacDonald III    48    Executive Vice President
Robert J. Ondercik          48    Executive Vice President
Robert G. Siefers           49    Executive Vice President
                                    and Chief Financial
                                    Officer
Harold B. Todd, Jr.         53    Executive Vice President
Thomas W. Owen              63    Senior Vice President
                                    and General Auditor
Thomas A. Richlovsky        43    Senior Vice President
                                    and Treasurer
David L. Zoeller            45    Senior Vice President,
                                    General Counsel and
                                    Secretary

    The term of office for executive officers is one year.
    There is no family relationship between any of the above executive officers. Mr. Kelly was appointed an executive vice president of the Corporation in
1994. Prior to that time he was a senior vice president of the Corporation since 1990 and a senior vice president of National City Bank in Cleveland from 1987 to 1990.
    Mr. Ondercik was appointed an executive vice president of the Corporation in 1994. Prior to that time he was a senior vice president of the Corporation since 1991 and a senior vice president of National City Bank in Cleveland from 1989-1991.
    Mr. Gorney was appointed an executive vice president of the Corporation in 1993. Prior to that time he was a senior vice president of the Corporation since 1991 and senior vice president of National City Bank in Cleveland from 1988 to 1991.
    Each of the remaining officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

SIGNATURES
    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 20, 1995.

NATIONAL CITY CORPORATION

/S/ Edward B. Brandon
- ---------------------------------------
Edward B. Brandon
Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on January 20, 1995.

/S/ Edward B. Brandon
- ---------------------------------------
Edward B. Brandon
Chairman and Chief Executive Officer


/S/ David A. Daberko          /S/ William R. Robertson
- --------------------------    --------------------------
David A. Daberko              William R. Robertson
President and Chief           Deputy Chairman
Operating Officer

/S/ Robert G. Siefers         /S/ Thomas A. Richlovsky
- --------------------------    --------------------------
Robert G. Siefers             Thomas A. Richlovsky
Executive Vice President      Senior Vice President
and Chief Financial           and Treasurer
  Officer

    The Directors of National City Corporation (listed below) executed a power of attorney appointing David L. Zoeller their attorney-in-fact, empowering him to sign this report on their behalf.

Sandra H. Austin              Otto N. Frenzel III
Charles H. Bowman             Joseph H. Lemieux
Edward B. Brandon             A. Stevens Miles
John G. Breen                 Burnell R. Roberts
David A. Daberko              William R. Robertson
Daniel E. Evans               Morry Weiss


                     /S/ David L. Zoeller
                     --------------------------------------
                     By David L. Zoeller
                     Attorney-in-fact

MAJOR BANKING MARKETS



                                    [MAP]




TOLEDO
CLEVELAND
AKRON
YOUNGSTOWN
INDIANAPOLIS
COLUMBUS
DAYTON
LOUISVILLE
LEXINGTON

CORPORATE DIRECTORY


MEMBER BANKS
(Number of Banking Offices)

OHIO
National City Banks
CLEVELAND (97)
National City Bank
William E. MacDonald, III
President & CEO

1900 East Ninth Street
Cleveland, Ohio 44114-3484
(216) 575-2000

COLUMBUS (125)
National City Bank, Columbus
Gary A. Glaser
President & CEO

155 East Broad Street
Columbus, Ohio 43251
(614) 463-7100

AKRON/YOUNGSTOWN (82)
National City Bank, Northeast
J. Christopher Graffeo
President & CEO

One Cascade Plaza
Akron, Ohio 44308-1198
(216) 375-8450

DAYTON (38)
National City Bank, Dayton
Frederick W. Schantz
President & CEO

6 North Main Street
Dayton, Ohio 45412-2790
(513) 226-2000

TOLEDO (30)
National City Bank, Northwest
Robert E. Showalter
President & CEO

405 Madison Avenue
Toledo, Ohio 43603-1263
(419) 259-7700

ASHLAND (8)
National City Bank, Ashland
Harvey N. Young
Chairman & CEO

10 West Second Street
Ashland, Ohio 44805-0218
(419) 289-2112

KENTUCKY
National City Bank, Kentucky
LOUISVILLE (76)
Morton Boyd
Chairman & CEO

Leonard V. Hardin
President

101 South Fifth Street
Louisville, Kentucky 40202-3101
(502) 581-4200

LEXINGTON (14)
Roger M. Dalton
President
301 East Main Street
Lexington, Kentucky 40507-4400
(606) 281-5100

INDIANA
National City Bank, Indiana
INDIANAPOLIS (125)
Vincent A. DiGirolamo
President & CEO

101 West Washington Street, Suite 400E
Indianapolis, Indiana 46255
(317) 267-7000

NATIONAL CITY BANK, SOUTHERN INDIANA
NEW ALBANY (14)
David W. Fennell
Chairman, President & CEO

320 Pearl Street
P.O. Box 1247
New Albany, Indiana 47150-1247
(812) 948-4400

MADISON BANK AND TRUST COMPANY
MADISON (5)
Madison Bank and Trust Company
Raymond J. Bartnick
President & CEO

213-215 East Main Street
Madison, Indiana 47250
(812) 265-5121

OTHER UNITS

BROKERAGE AND INVESTMENT SERVICES
NATIONAL CITY
INVESTMENTS CAPITAL, INC.
William H. Schecter
Chairman

1965 East Sixth Street
Cleveland, Ohio 44114
(216) 575-9590
OFFICES: Cleveland, Columbus,
         Indianapolis,
         Louisville

NATIONAL CITY CAPITAL CORPORATION

NATIONAL CITY VENTURE CORPORATION
William H. Schecter
President

1965 East Sixth Street
Cleveland, Ohio 44114
(216) 575-3340

NATIONAL CITY
INVESTMENTS CORPORATION
David W. Dunning
Managing Director

1900 East Ninth Street
 Cleveland, Ohio 44114
(216) 575-3495
1-800-624-6450
OFFICES: Akron, Cleveland,
         Columbus, Dayton,
         Indianapolis,
         Louisville, Toledo

OTHER UNITS
(Continued)

NATIONAL ASSET MANAGEMENT CORPORATION
Irvin W. Quesenberry, Jr.
Managing Director & Principal

WILLIAM F. CHANDLER, JR.
Managing Director & Principal

P.O. Box 36010
Louisville, Kentucky 40233
(502) 581-7668

MERCHANTS CAPITAL MANAGEMENT INCORPORATED
William H. Olds
Chairman

101 West Washington Street, Suite 635E
Indianapolis, Indiana 46255
(317) 267-3880

COMMUNITY DEVELOPMENT
NATIONAL CITY COMMUNITY DEVELOPMENT CORPORATION
Danny H. Cameron
President

1900 East Ninth Street
Cleveland, Ohio 44114-3484
(216) 575-2293
OFFICES: Akron, Cleveland,
         Columbus, Dayton,
         Indianapolis,
         Lexington, Louisville,
         Toledo, Youngstown

CREDIT CARD SERVICES
NATIONAL CITY CARD SERVICES
G. Brent Bostick
President

4661 East Main Street
Columbus, Ohio 43213
(614) 863-8046

FUNDING
NATIONAL CITY CREDIT CORPORATION
Jeffrey D. Kelly
Executive Vice President

1900 East Ninth Street
Cleveland, Ohio 44114-3484
 (216) 575-2268

INSURANCE
NATIONAL CITY LIFE INSURANCE COMPANY
Anthony N. McEwen
President

1900 East Ninth Street
Cleveland, Ohio 44114-3484
(216) 575-2946

NATIONAL CITY INSURANCE AGENCY, INC.
Anne E. Lazarz
President

101 West Washington,
Suite 305E
Indianapolis, Indiana 46255
(317) 267-7033

ITEM PROCESSING
NATIONAL CITY PROCESSING COMPANY
Delroy R. Hayunga
Chairman & CEO

Tony G. Holcombe
President

1231 Durrett Lane
Louisville, Kentucky
40285-0001
(502) 364-2000

LEASING
NATIONAL CITY LEASING CORPORATION
J. Edward Vittitow
Senior Vice President

101 South Fifth Street
Louisville, Kentucky
40202-3101
(502) 581-7679

MORTGAGE BANKING
NATIONAL CITY
MORTGAGE CO.
Leo E. Knight, Jr.
President & CEO

3232 Newmark Drive
Miamisburg, Ohio 45342
(513) 436-3025
OFFICES: Agawam (MA),
         Akron, Annapolis,
         Atlanta, Birmingham,
         Cary (NC), Charlotte,
         Cincinnati, Columbia
         (SC), Columbus,
         Dayton, Detroit,
         Falls Church (MD),
         Frederick (MD),
         Greensboro (NC),
         Greenville (SC),
         Greenwood (IN),
         Indianapolis,
         Knoxville (TN),
         Lexington, Raleigh,
         Richmond, Roanoke,
         Springfield (OH),
         Toledo, Towson (MD),
         Troy (OH), Virginia
         Beach, Wethersfield
         (CT), Wheaton (MD),
         Wilmington (NC),
         York (PA)

MERCHANTS MORTGAGE CORPORATION
David H. Mills
President

201 South Capitol, Suite 800
Indianapolis, Indiana 46255
(317) 237-5415

MORTGAGE COMPANY
OF INDIANA
R. Thomas Gracey
President

201 South Capitol, Suite 900
Indianapolis, Indiana 46225
(317) 237-5378

TRUST SERVICES
Charles W. Hall
Senior Trust Executive

1900 East Ninth Street
Cleveland, Ohio 44114
(216) 575-2262
Offices: All National City
         Banks

NATIONAL CITY TRUST COMPANY (FLORIDA)
Ellen J. Abrams
President & CEO

1401 Forum Way, Suite 503
West Palm Beach, Florida 33401-2324
(407) 697-2424
1-800-826-9095
Offices: Naples, Vero Beach,
         West Palm Beach

BOARD OF DIRECTORS/OFFICERS

BOARD OF DIRECTORS

EDWARD B. BRANDON (2, 3, 4)
Chairman & CEO
National City Corporation

DAVID A. DABERKO
President & COO
National City Corporation

WILLIAM R. ROBERTSON
Deputy Chairman
National City Corporation

SANDRA H. AUSTIN (4, 6)
President
Healthcare Services Division
Caremark Inc.

JAMES M. BIGGAR (1, 2, 3)
Chairman & CEO
Glencairn Corporation

CHARLES H. BOWMAN (6)
Chief Executive Officer
BP America Inc.

JOHN G. BREEN (3, 4, 5)
Chairman & CEO
The Sherwin-Williams Company

RICHARD E. DISBROW (1, 3, 6)
Retired Chairman & CEO
American Electric Power
Service Corporation

DANIEL E. EVANS (1, 6)
Chairman & CEO
Bob Evans Farms, Inc.

OTTO N. FRENZEL III
Chairman
National City Bank, Indiana

COMMITTEES
(1) Audit Committee
(2) Dividend Committee
(3) Executive Committee
(4) Nominating Committee
(5) Organization & Compensation Committee
(6) Public Policy Committee

JOSEPH H. LEMIEUX (3,5)
Chairman & CEO
Owens-Illinois, Inc.

A. STEVENS MILES (4)
Retired President
National City Corporation

BURNELL R. ROBERTS (2,3,5)
Retired Chairman & CEO
The Mead Corporation

STEPHEN A. STITLE (3,4,5)
Vice President
Eli Lilly and Company

MORRY WEISS (1,4)
Chairman & CEO
American Greetings Corporation

HONORARY DIRECTORS
CLAUDE M. BLAIR
Retired Chairman
National City Corporation

JULIEN L. MCCALL
Retired Chairman
National City Corporation

OFFICERS
OFFICE OF THE CHAIRMAN
EDWARD B. BRANDON
Chairman & CEO

DAVID A. DABERKO
President & COO

WILLIAM R. ROBERTSON
Deputy Chairman

EXECUTIVE VICE PRESIDENTS
MORTON BOYD
Kentucky Banking

VINCENT A. DIGIROLAMO
Indiana Banking

GARY A. GLASER
Columbus Banking

JOHN L. GORNEY
Information Services
& Operations

CHARLES W. HALL
Trust

JEFFREY D. KELLY
Investments

WILLIAM E. MACDONALD III
Cleveland Banking

ROBERT J. ONDERCIK
Credit Administration

ROBERT G. SIEFERS
Chief Financial Officer

HAROLD B. TODD, JR.
Administration

SENIOR VICE PRESIDENTS
W. DOUGLAS BANNERMAN
Corporate Banking

MARY H. GRIFFITH
Marketing Communications

JOSEPH J. HERR
Loan Review

ANTHONY N. MCEWEN
Retail Product Management

GARY P. OBERS
Corporate Services

THOMAS W. OWEN
General Auditor

DONNA M. PACCHIONI
Corporate Accounting

A. JOSEPH PARKER
Retail Business Line
Management

J. ARMANDO RAMIREZ
Mergers & Acquisitions

PHILIP L. RICE
Strategic Planning

THOMAS A. RICHLOVSKY
Treasurer

WILLIAM H. SCHECTER
Investment Banking

SHELLEY J. SEIFERT
Human Resources

THEODORE H. TUNG
Economist

ALLEN C. WADDLE
Public Affairs

PATRICK D. WALSH
Information Systems

DAVID L. ZOELLER
General Counsel & Secretary

INVESTOR INFORMATION


CORPORATE HEADQUARTERS
      NATIONAL CITY CENTER
      1900 EAST NINTH STREET
      CLEVELAND, OHIO 44114-3484
      (216) 575-2000

TRANSFER AGENT AND REGISTRAR
      NATIONAL CITY BANK
      CORPORATE TRUST OPERATIONS
      DEPARTMENT 5352
      4100 WEST 150TH STREET
      CLEVELAND, OHIO 44135-1385
      1-800-622-6757

INVESTOR INFORMATION
      JANIS E. LYONS, VICE PRESIDENT
      INVESTOR RELATIONS
      DEPARTMENT 2145
      P.O. BOX 5756
      CLEVELAND, OHIO 44101-0756
      1-800-622-4204

COMMON STOCK LISTING
      National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NTLCITY.

PREFERRRED STOCK LISTING
      National City Corporation 8% Cumulative Convertible Preferred Stock Depositary shares are traded on the New York Stock Exchange under the symbol NCC PR. The preferred stock is abbreviated as NTLCITY PF in financial publications.

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

DIRECT DEPOSIT OF DIVIDENDS
      A program for direct deposit of dividends is available to stockholders of the Corporation. This program which is offered at no charge, provides for the deposit of quarterly dividends directly to a checking or savings account. For information regarding this program, call 1-800-622-6757.

DEBT RATINGS
                                        MOODY'S      STANDARD & POOR'S   DUFF & PHELPS   THOMSON BANKWATCH
National City Corporation                                                                       A/B
   Commercial paper (short-term debt)     P-1              A-1               D-1+               TBW1
   Senior debt                             A1              A                 AA-
   Subordinated debt                       A2              A-                A+
   Preferred stock                       "a1"              BBB+              A

Certificates of Deposit:
   National City Bank - Cleveland         Aa3              A+                AA
   National City Bank, Columbus           Aa3              A+                AA
   National City Bank, Kentucky           Aa3              A+                AA
   National City Bank, Indiana            Aa3              A+                AA

Subordinated Bank Notes:
   National City Bank - Cleveland          A1              A                 AA-
   National City Bank, Columbus            A1              A                 AA-

                              [Back Cover Blank]

NATIONAL CITY Corporation                              First Class
1900 East Ninth Street                                U.S. Postage
Cleveland, Ohio 44114-3484                               P A I D
                                                      National City
                                                       Corporation

                           NATIONAL CITY CORPORATION
                        PART IV, ITEM 14: EXHIBIT INDEX

(2.1) Agreement and Plan of Merger dated as of July 25, 1994 by and between Registrant and Central Indiana Bancorp (filed as Appendix A to the Prospectus and Proxy Statement filed as a part of Registration Statement No. 33-56539 dated November 18, 1994 and incorporated herein by reference).

(3.1) The Restated Certificate of Incorporation of the Registrant as amended (filed as Exhibit 3.1 to Registration Statement No. 33-49823 and incorporated herein by reference).

(3.2) Registrant's First Restatement of By-laws adopted April 27, 1987 As Amended through October 24, 1994 (filed as Exhibit 3.2 to Registrant's Form S-4 Registration Statement #33-56539 dated November 18, 1994 and incorporated herein by reference).

(4.1) Credit Agreement, dated as of December 31, 1988, between Registrant and the banks named therein (filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference).

(4.2) Instruments defining the rights of holders of certain long-term debt of the Registrant and its consolidated subsidiaries are not filed as exhibits because the amount of debt under such instruments is less than 10% of the consolidated total assets of the Registrant. Registrant undertakes to file these instruments with the Commission upon request.

(4.3) Certificate of Stock Designation, dated April 18, 1991, designating the Corporation's 8% Cumulative Convertible Preferred Stock, without par value, and fixing the powers, preferences, rights, qualifications, limitations and restrictions thereof in addition to those set forth in the Corporation's Restated Certificate of Incorporation, as amended, (filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

(10.1) National City Corporation Short-Term Incentive Compensation Plan for Senior Officers, As Amended and Restated Effective January 1, 1995.

(10.2) National City Corporation Long-Term Incentive Compensation Plan for Senior Officers, As Amended and Restated Effective January 1, 1995.

(10.3) National City Corporation's Amended and Restated 1973 Stock Option Plan, as amended (filed as Exhibit 10.4 to Registration Statement No. 2-91434) and amended 1984 Stock Option Plan (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987; both incorporated herein by reference).

(10.4) National City Corporation Plan for Deferred Payment of Directors' Fees, as amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

(10.5) National City Corporation Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 1995.

(10.6)        National City Corporation 1989 Stock Option Plan (filed as
              Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).

(10.7)        National City Corporation 1993 Stock Option Plan (filed as
              Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

(10.8) First Kentucky National Corporation 1985 Stock Option Plan (filed as Exhibit 10.2 to First Kentucky National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).

(10.9) National City Corporation Executive Savings Plan, As Amended and Restated Effective January 1, 1995.

(10.10) First Kentucky National Corporation 1982 Stock Option Plan (filed as Exhibit 10.3 to First Kentucky National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).

(10.11) National City Corporation Amended and Restated 1991 Restricted Stock Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

(10.12) Form of grant made under National City Corporation 1991 Restricted Stock Plan made in connection with National City Corporation Supplemental Executive Retirement Plan as amended (filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

(10.13) Amended Employment Agreement dated July 21, 1989 by and between Merchants National Corporation or a subsidiary and Otto N. Frenzel, III (filed as Exhibit 10(21) to Merchants National Corporation Annual Report of Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

(10.14) Split Dollar Insurance Agreement dated January 4, 1988 between Merchants National Corporation and Otto N. Frenzel, III Irrevocable Trust II (filed as Exhibit 10(26) to Merchants National Corporation Annual Report on Form 10-K the fiscal year ended December 31, 1989 and incorporated herein by reference).

(10.15) Merchants National Corporation Director's Deferred Compensation Plan, as amended and restated August 16, 1983 (filed as Exhibit 10(3) to Merchants National Corporation Registration Statement as Form S-2 filed June 28, 1985 and incorporated herein by reference).

(10.16) Merchants National Corporation Supplemental Pension Plan dated November 20, 1984; First Amendment to the Supplemental Pension Plans dated January 21, 1986; Second Amendment to the Supplemental Pension Plans dated July 3, 1989; and Third Amendment to the Supplemental Pension Plans dated November 21, 1990 (filed respectively as Exhibit 10(n) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1984; as Exhibit 10(q) to the Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1985; as Exhibit 10(49) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990; and as Exhibit 10(50) to the Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990; all incorporated herein by reference).

(10.17) Merchants National Corporation Employee Benefit Trust Agreement, effective July 1, 1987 (filed as Exhibit 10(27) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

(10.18) Merchants National Corporation Non-qualified Stock Option Plan effective January 20, 1987, and the first Amendment to that Merchants National Non-qualified Stock Option Plan, effective October 16, 1990 (filed respectively as Exhibit 10(23) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1986, and as Exhibit 10(55) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).

(10.19) Merchants National Corporation 1987 Non-qualified Stock Option Plan, effective November 17, 1987, and the First Amendment to Merchants National Corporation 1987 Non-qualified Stock Option Plan, effective October 16, 1990, (filed respectively as Exhibit 10(30) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1987 and as Exhibit 10(61) to Merchants National Corporation Annual

              Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).

(10.20) Merchants National Corporation Directors Non-qualified Stock Option Plan and the First Amendment to Merchants National Corporation Directors Non-qualified Stock Option Plan effective October 16, 1990 (filed respectively as Exhibit 10(44) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1988 and as Exhibit 10(68) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).

(10.21) National City Corporation Annual Corporate Performance Incentive Plan, Effective January 1, 1995.

(10.22) Contracts with Edward B. Brandon, David A. Daberko, William R. Robertson, William E. MacDonald III, Charles W. Hall, Jon L. Gorney, Harold B. Todd, Jr., Robert G. Siefers, Robert J. Ondercik, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, Thomas W. Owen, Gary A. Glaser, Vincent A. DiGirolamo and Morton Boyd in the form set forth in Exhibit 10.22.

(10.23)       Contracts with 31 key employees in the form set forth in
              Exhibit 10.23.

(10.24) The National City Savings and Investment Plan, As Amended and Restated Effective July 1, 1992.

(10.25) The National City Savings and Investment Plan No. 2, As Amended and Restated Effective January 1, 1992.

(10.26)       Central Indiana Bancorp Stock Option Plan effective March 15,
              1991.

(10.27)       Central Indian Bancorp 1993 Stock Option Plan effective October
              12, 1993.

(10.28) Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and those individuals listed in Exhibit 10.22 and other key employees.

(11)          Computation of Earnings Per Share.

(21)          Subsidiaries

(23)          Consent of Ernst & Young LLP Independent Auditors

(24)          Powers of Attorney

(27.1)        Financial Data Schedule