Form 10-Q
period 1995-03-31
NATIONAL CITY CORP
filed 1995-04-28
CIK 69970

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

     Indicate the number shares outstanding of each of the issuer's classes of Common Stock as of April 24, 1995

             Common stock, $4.00 Par Value -- 146,630,366

                             [NATIONAL CITY LOGO]

                          QUARTER ENDED MARCH 31, 1995

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                             [NATIONAL CITY LOGO]

                         FINANCIAL REPORT AND FORM 10-Q

                          QUARTER ENDED MARCH 31, 1995

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights..............................................................      3
Financial Statements (Item 1):
     Consolidated Statements of Income............................................      4
     Consolidated Balance Sheets..................................................      5
     Consolidated Statements of Cash Flows........................................      6
     Consolidated Statements of Changes in Stockholders' Equity...................      7
     Notes to Financial Statements................................................      7
Management's Discussion and Analysis (Item 2).....................................     11
Daily Average Balances/Net Interest Income/Rates..................................     16

PART II -- OTHER INFORMATION

Changes in Securities (Item 2)

     Refer to Reports on Form 8-K below.

Exhibits and Reports on Form 8-K (Item 6)

     Exhibit 27:

     Financial Data Schedule

     Reports on Form 8-K:

     February 27, 1995: Board of Directors authorized the purchase, in the open market or otherwise, of up to 2.5 million additional shares of the Corporation's issued and outstanding common stock subject to a total purchase limit of $75 million.

Signature.........................................................................     19

FINANCIAL HIGHLIGHTS

                                                               Three Months Ended
                                                                    March 31
- -----------------------------------------------------------------------------------------------------
                                                                                             Percent
                                                              1995             1994          Change
EARNINGS (IN THOUSANDS):
- ------------------------
Net interest income -- fully taxable equivalent.......      $327,410         $309,407            6%
Provision for loan losses.............................        22,590           20,442           11
Fees and other income.................................       207,859          203,808            2
Security gains........................................         1,396            5,893          (76)
Noninterest expense...................................       347,404          340,938            2
Net income............................................       111,031          103,807            7
Net income applicable to common stock.................       107,311           99,930            7

PERFORMANCE RATIOS:
- -------------------
Net interest margin...................................          4.59%            4.61%
Overhead ratio........................................         42.62            44.32
Efficiency ratio......................................         64.90            66.43
Return on average assets..............................          1.39             1.39
Return on average common equity.......................         17.98            16.11
Return on average total equity........................         17.28            15.52

PER SHARE MEASURES:
- -------------------
Net income per common share...........................      $    .72         $    .63           14%
Dividends paid per common share.......................           .32              .29           10
Book value per common share...........................         16.97            15.87            7
Market value per share (close):
     Common...........................................         26.63            26.63           --
     Preferred........................................         64.13            67.50           (5)

AVERAGE BALANCES (IN MILLIONS):
- -------------------------------
Assets................................................      $ 32,290         $ 30,325            6%
Loans.................................................        23,481           21,077           11
Securities............................................         4,461            4,923           (9)
Earning assets........................................        28,612           26,971            6
Deposits..............................................        24,372           22,588            8
Common stockholders' equity...........................         2,420            2,517           (4)
Total stockholders' equity............................         2,606            2,713           (4)

AT PERIOD END:
- --------------
Total equity to assets................................          8.19%            8.68%
Tier 1 capital ratio..................................          8.95             9.65
Total risk-based capital ratio........................         12.18            13.35
Leverage ratio........................................          7.59             7.79
Common shares outstanding.............................   146,570,786      151,072,522           (3)
Full-time equivalent employees........................        20,315           19,771            3

ASSET QUALITY:
- --------------
Net charge-offs to loans (annualized).................           .33%             .27%
Loan loss reserve to loans............................          1.97             2.12
Nonperforming assets to loans & OREO..................           .57              .86

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                               Three Months Ended
            (Dollars in Thousands Except Per Share Amounts)                         March 31
- ------------------------------------------------------------------------------------------------------
                                                                              1995            1994
INTEREST INCOME
  Loans:
    Taxable............................................................     $ 507,970       $ 404,676
    Exempt from Federal income taxes...................................         3,908           3,525
  Securities:
    Taxable............................................................        57,081          48,825
    Exempt from Federal income taxes...................................        10,134           9,089
  Federal funds sold and security resale agreements....................         7,960           3,577
  Eurodollar time deposits in banks....................................            --           2,398
  Other short-term investments.........................................         1,380           1,783
                                                                           -----------     -----------
      Total interest income............................................       588,433         473,873
INTEREST EXPENSE
  Deposits.............................................................       204,617         132,422
  Federal funds borrowed and security repurchase agreements............        29,182          19,637
  Borrowed funds.......................................................        20,002          11,332
  Corporate long-term debt.............................................        13,375           8,337
                                                                           -----------     -----------
      Total interest expense...........................................       267,176         171,728
                                                                           -----------     -----------
      Net interest income..............................................       321,257         302,145
PROVISION FOR LOAN LOSSES..............................................        22,590          20,442
                                                                           -----------     -----------
      Net interest income after provision for loan losses..............       298,667         281,703
NONINTEREST INCOME
  Item processing revenues.............................................        75,726          72,195
  Service charges on deposit accounts..................................        38,133          37,357
  Trust fees...........................................................        33,455          33,163
  Credit card fees.....................................................        17,162          19,810
  Mortgage banking revenue.............................................        20,358          14,153
  Other................................................................        23,025          27,130
                                                                           -----------     -----------
      Total fees and other income......................................       207,859         203,808
  Security gains.......................................................         1,396           5,893
                                                                           -----------     -----------
      Total noninterest income.........................................       209,255         209,701
NONINTEREST EXPENSE
  Salaries and employee benefits.......................................       164,385         161,296
  Equipment............................................................        23,847          23,235
  Net occupancy........................................................        22,891          22,910
  Assessments and taxes................................................        20,207          20,185
  Other................................................................       116,074         113,312
                                                                           -----------     -----------
      Total noninterest expense........................................       347,404         340,938
                                                                           -----------     -----------
Income before income taxes.............................................       160,518         150,466
Income tax expense.....................................................        49,487          46,659
                                                                           -----------     -----------
NET INCOME.............................................................     $ 111,031       $ 103,807
                                                                           ==========      ==========
NET INCOME APPLICABLE TO COMMON STOCK..................................     $ 107,311       $  99,930
                                                                           ==========      ==========
NET INCOME PER COMMON SHARE............................................          $.72            $.63
Average Common Shares Outstanding......................................   148,837,218     158,277,962

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
- --------------------------------------------------------------------------------------------------
                                                        MARCH 31       December 31       March 31
                                                          1995             1994            1994
ASSETS

  Loans:
     Commercial....................................    $ 9,211,089     $ 8,667,539      $ 8,558,565
     International.................................         53,153          52,356           49,259
     Real estate construction......................        438,578         421,505          450,746
     Lease financing...............................        215,934         216,499          220,435
     Real estate mortgage -- nonresidential........      2,446,537       2,473,329        2,290,024
     Real estate mortgage -- residential...........      4,403,403       4,123,084        3,528,395
     Mortgage loans held for sale..................         55,220          42,064          344,034
     Consumer......................................      4,950,172       4,781,759        4,262,675
     Revolving credit..............................      2,270,951       2,256,640        1,552,525
                                                       -----------     ------------     -----------
          Total loans..............................     24,045,037      23,034,775       21,256,658
          Allowance for loan losses................        474,838         469,019          450,112
                                                       -----------     ------------     -----------
          Net loans................................     23,570,199      22,565,756       20,806,546
  Securities held to maturity (market value
     $1,100,991, $1,156,811 and $1,578,372,
     respectively).................................      1,098,219       1,176,115        1,551,907
  Securities available for sale, at market.........      3,373,402       3,218,940        3,125,953
  Federal funds sold and security resale
     agreements....................................        445,115         672,945          565,940
  Trading account assets...........................         30,391           7,940           13,549
  Other short-term money market investments........         69,643          96,615           81,997
  Cash and demand balances due from banks..........      2,086,211       2,401,728        1,939,026
  Properties and equipment.........................        393,352         389,980          390,382
  Customers' acceptance liability..................        101,474         102,005           60,599
  Accrued income and other assets..................      1,473,016       1,481,984        1,325,415
                                                       -----------     ------------     -----------
          TOTAL ASSETS.............................    $32,641,022     $32,114,008      $29,861,314
                                                       ============    =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............    $ 4,755,404     $ 5,331,789      $ 4,952,684
  Savings and NOW accounts.........................      4,473,467       4,599,988        5,214,242
  Insured money market accounts....................      4,637,302       4,964,741        5,313,030
  Time deposits of individuals.....................      8,511,470       7,298,056        6,119,226
  Other time deposits..............................        502,616         472,023          522,463
  Deposits in overseas offices.....................      1,802,716       1,805,323          551,411
                                                       -----------     ------------     -----------
          Total deposits...........................     24,682,975      24,471,920       22,673,056
  Federal funds borrowed and security repurchase
     agreements....................................      2,540,191       2,608,801        2,054,397
  Borrowed funds...................................      1,393,130       1,104,989        1,282,072
  Acceptances outstanding..........................        101,474         102,005           60,599
  Accrued expenses and other liabilities...........        505,982         481,570          443,183
  Corporate long-term debt.........................        743,390         743,669          757,136
                                                       -----------     ------------     -----------
          TOTAL LIABILITIES........................     29,967,142      29,512,954       27,270,443
Stockholders' Equity:
  Preferred stock..................................        186,040         187,540          193,865
  Common stock.....................................      2,487,840       2,413,514        2,397,006
                                                       -----------     ------------     -----------
          TOTAL STOCKHOLDERS' EQUITY...............      2,673,880       2,601,054        2,590,871
                                                       -----------     ------------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................    $32,641,022     $32,114,008      $29,861,314
                                                       ============    =============    ============

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Dollars in Thousands)                          Three Months Ended March 31
- -------------------------------------------------------------------------------------------------
                                                                         1995            1994

OPERATING ACTIVITIES
  Net income......................................................    $   111,031     $   103,807
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses..................................         22,590          20,442
       Depreciation and amortization of goodwill and
        intangibles...............................................         26,675          30,262
       Security gains.............................................         (1,396)         (5,893)
       Net change in trading account assets.......................        (22,451)        136,747
       Other gains, net...........................................         (5,718)             --
       Originations and purchases of mortgage loans held for
        sale......................................................        (52,224)       (527,356)
       Proceeds from the sale of mortgage loans held for sale.....         40,327         712,509
       Net change in interest receivable..........................        (44,089)         (2,092)
       Net change in interest payable.............................         59,990           5,667
       Net change in other assets.................................         35,684          42,935
       Net change in other liabilities............................        (40,641)         57,909
                                                                      -----------     -----------
          Net Cash Provided (Used) by Operating Activities........        129,778         574,937
LENDING AND INVESTING ACTIVITIES
  Net change in short-term investments............................        283,194         506,483
  Purchases of securities.........................................       (209,261)       (514,744)
  Proceeds from sales of securities...............................         71,845         525,757
  Proceeds from maturities and prepayments of securities..........        162,690         448,061
  Net change in loans.............................................       (849,715)       (169,412)
  Net change in properties and equipment..........................        (15,804)        (18,330)
  Acquisitions....................................................          8,539              --
                                                                      -----------     -----------
          Net Cash Provided (Used) by Lending and Investing
             Activities...........................................       (548,512)        777,815
DEPOSIT AND FINANCING ACTIVITIES
  Net change in Federal funds borrowed and security repurchase
     agreements...................................................        (68,610)     (1,028,424)
  Net change in borrowed funds....................................        288,141          81,061
  Net change in demand, savings, NOW, insured money market
     accounts, and deposits in overseas offices...................     (1,032,952)       (307,002)
  Net change in time deposits.....................................      1,043,362         (82,963)
  Proceeds from issuance of long-term debt........................             --         247,080
  Repayment of long-term debt.....................................           (372)         (1,816)
  Dividends paid, net of tax benefit of ESOP shares...............        (51,282)        (49,696)
  Issuances of common stock.......................................          4,903           4,996
  Repurchase of common and preferred stock........................        (83,313)       (215,051)
  ESOP trust repayment............................................          3,340           4,201
                                                                      -----------     -----------
          Net Cash Provided (Used) by Deposit and Financing
             Activities...........................................        103,217      (1,347,614)
                                                                      -----------     -----------
  Net Increase (Decrease) in Cash and Cash Equivalents............       (315,517)          5,138
  Cash and Cash Equivalents, January 1............................      2,401,728       1,933,888
                                                                      -----------     -----------
  Cash and Cash Equivalents, March 31.............................    $ 2,086,211     $ 1,939,026
                                                                      ============    ============
SUPPLEMENTAL DISCLOSURES
  Interest paid...................................................    $   208,000     $   166,000
  Income taxes paid...............................................            623          39,000
  Shares issued in purchase acquisitions..........................         46,206              --

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Unallocated
                                                                                                                    Shares
     (Dollars in Thousands Except Per         Preferred          Common          Capital          Retained         Held by
              Share Amounts)                    Stock            Stock           Surplus          Earnings        ESOP Trust
- ------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1994....................    $198,310         $635,119         $105,140        $1,841,144        $(16,446)
  Net income...............................                                                         103,807
  Common dividends paid, $.29 per share....                                                         (45,870)
  Preferred dividends paid, $1.00 per
    depositary share.......................                                                          (3,966)
  Issuance of 278,275 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        1,113            3,883
  Purchase of 7,985,364 common shares and
    30,000 depositary shares of preferred
    stock..................................      (4,445)         (31,942)         (16,574)         (162,090)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             140           4,201
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                                         (20,653)
                                             ------------     ------------     ------------     ------------     ------------
Balance March 31, 1994.....................    $193,865         $604,290         $ 92,449        $1,712,512        $(12,245)
                                             ============     ============     ============     ============     ============
Balance January 1, 1995....................    $187,540         $590,223         $100,051        $1,732,258        $ (9,018)
  Net income...............................                                                         111,031
  Common dividends paid, $.32 per share....                                                         (47,706)
  Preferred dividends paid, $1.00 per
    depositary share.......................                                                          (3,751)
  Issuance of 262,028 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        1,048            3,855
  Issuance of 1,785,726 common shares
    pursuant to acquisition................                        7,143           39,063
  Purchase of 3,032,600 common shares and
    30,000 depositary shares of preferred
    stock..................................      (1,500)         (12,130)          (6,730)          (62,953)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             175           3,340
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                                          41,941
                                             ------------     ------------     ------------     ------------     ------------
Balance March 31, 1995.....................    $186,040         $586,284         $136,239        $1,770,995        $ (5,678)
                                             ============     ============     ============     ============     ============


     (Dollars in Thousands Except Per
              Share Amounts)                    Total
- ---------------------------------------------------------
Balance January 1, 1994....................   $2,763,267
  Net income...............................      103,807
  Common dividends paid, $.29 per share....      (45,870)
  Preferred dividends paid, $1.00 per
    depositary share.......................       (3,966)
  Issuance of 278,275 common shares under
    corporate stock and dividend
    reinvestment plans.....................        4,996
  Purchase of 7,985,364 common shares and
    30,000 depositary shares of preferred
    stock..................................     (215,051)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        4,341
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................      (20,653)
                                             ------------
Balance March 31, 1994.....................   $2,590,871
                                             ============
Balance January 1, 1995....................   $2,601,054
  Net income...............................      111,031
  Common dividends paid, $.32 per share....      (47,706)
  Preferred dividends paid, $1.00 per
    depositary share.......................       (3,751)
  Issuance of 262,028 common shares under
    corporate stock and dividend
    reinvestment plans.....................        4,903
  Issuance of 1,785,726 common shares
    pursuant to acquisition................       46,206
  Purchase of 3,032,600 common shares and
    30,000 depositary shares of preferred
    stock..................................      (83,313)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        3,515
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................       41,941
                                             ------------
Balance March 31, 1995.....................   $2,673,880
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

2. ACQUISITIONS
     On January 1, 1995, the Corporation acquired Central Indiana Bancorp, a $243 million asset thrift holding company based in Kokomo, Indiana. Central Indiana Bancorp shareholders received approximately 1.8 million shares of the Corporation's common stock, for a total transaction value of approximately $46 million. The transaction was accounted for as a purchase. Total goodwill recorded was $10 million and is being amortized over 20 years.

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

4. LOANS
     On January 1, 1995, the Corporation adopted SFAS No. 114 "Accounting By Creditors For Impairment of a Loan". Under this new accounting standard, the 1995 allowance for losses related to loans that were identified for evaluation in accordance with SFAS No. 114 were based on the fair value of the collateral for certain collateral dependent loans and/or discounted cash flows using the loan's initial effective interest rate. The adoption of the new accounting standard did not have a material effect on the financial position or results of operations of the Corporation.
     The following table presents the activity in the allowance for loan losses:

                                        Three Months Ended
                                             March 31
                                     -------------------------
           (In Thousands)               1995          1994
- ------------------------------------------------------------
Balance at beginning of year........  $ 469,019     $ 443,412
Provision...........................     22,590        20,442
Reserves acquired (sold)............      2,220           422
Charge-offs:
  Commercial........................      8,952         8,690
  Real estate -- construction.......        244           265
  Real estate -- commercial.........        541         1,508
  Real estate -- residential........        208           511
  Revolving credit..................     14,178         8,259
  Consumer..........................      8,712         8,850
                                     -----------   -----------
  Total charge-offs.................     32,835        28,083
Recoveries:
  Commercial........................      3,584         3,902
  Real estate -- construction.......         56           963
  Real estate -- commercial.........        950           199
  Real estate -- residential........        154           131
  Revolving credit..................      3,221         2,743
  Consumer..........................      5,879         5,981
                                     -----------   -----------
  Total recoveries..................     13,844        13,919
                                     -----------   -----------
Net Charge-offs.....................     18,991        14,164
                                     -----------   -----------
Balance at end of period............  $ 474,838     $ 450,112
                                     ===========   ===========

     The allowance for credit losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.

     Table 6 on page 13 provides detail regarding nonperforming loans. At March 31, 1995, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $58 million, all of which are included in nonperforming assets. The related credit allowance allocated to these loans was $14 million. The contractual interest due and actual interest recorded on impaired loans, as well as total nonperforming assets, was not significant.

5. SECURITIES
     The following is a summary of securities held to maturity and available for sale:

                                   MARCH 31, 1995
                   ----------------------------------------------
                               Unrealized  Unrealized    Market
  (In Thousands)      Cost       Gains       Losses      Value
- ------------------------------------------------------------
Held to maturity:
U.S. Treasury and
  Federal agency
  debentures...... $   34,137   $     --    $    693   $   33,444
Mortgage-backed
  securities......    623,848      2,002      20,342      605,508
States and
  political
  subdivisions....    385,388     26,104       4,200      407,292
Other.............     54,846         74         173       54,747
                   ----------  ----------  ----------  ----------
  Total held to
    maturity......  1,098,219     28,180      25,408    1,100,991
Available for
  sale:
U.S. Treasury and
  Federal agency
  debentures......  1,334,098      5,454      24,877    1,314,675
Mortgage-backed
  securities......  1,787,186      6,560      28,980    1,764,766
States and
  political
  subdivisions....     30,830        278          28       31,080
Other.............    238,072     38,991      14,182      262,881
                   ----------  ----------  ----------  ----------
  Total available
    for sale......  3,390,186     51,283      68,067    3,373,402
                   ----------  ----------  ----------  ----------
  Total
    securities.... $4,488,405   $ 79,463    $ 93,475   $4,474,393
                   ==========  ==========  ==========  ==========

                                  March 31, 1994
                   --------------------------------------------
                                Unrealized Unrealized   Market
  (In Thousands)      Cost       Gains     Losses      Value
- ------------------------------------------------------------
Held to maturity:
U.S. Treasury and
  Federal agency
  debentures....... $  237,292  $    415   $   291   $  237,416
Mortgage-backed
  securities.......    646,034     4,775    12,668      638,141
States and
  political
  subdivisions.....    558,014    46,250    12,529      591,735
Other..............    110,567       589        76      111,080
                   ----------   --------   -------   ----------
  Total held to
    maturity.......  1,551,907    52,029    25,564    1,578,372
Available for sale:
U.S. Treasury and
  Federal agency
  debentures.......  1,036,099    13,834    15,018    1,034,915
Mortgage-backed
  securities.......  1,851,224     5,354     8,155    1,848,423
States and
  political
  subdivisions.....     31,961       772        --       32,733
Other..............    184,646    29,796     4,560      209,882
                   ----------   --------   -------   ----------
  Total available
    for sale.......  3,103,930    49,756    27,733    3,125,953
                   ----------   --------   -------   ----------
  Total
    securities..... $4,655,837  $101,785   $53,297   $4,704,325
                   ==========   =========  ========  ==========

        For the three months ended March 31, 1995 and 1994, gross gains of $1.5 million and $7.8 million, and gross losses of $.1 million and $1.9 million were realized, respectively.
     At March 31, 1995, the unrealized depreciation in securities available for sale included in retained earnings totalled $(10.9) million, net of tax, compared to unrealized appreciation of $14.3 million, net of tax, at March 31, 1994. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to earnings.
     For the three months ended March 31, 1995 and 1994, the following represents the segregation of cash flows between securities available for sale and securities held to maturity:

                               AVAILABLE   HELD TO
       (In Thousands)          FOR SALE    MATURITY    TOTAL
- ------------------------------------------------------------
MARCH 31, 1995:
  Purchases of securities....  $ 190,286   $ 18,975   $209,261
  Proceeds from sale of
    securities...............     71,845         --     71,845
  Proceeds from maturities of
    securities...............     64,749     97,941    162,690
March 31, 1994:
  Purchases of securities....  $ 506,393   $  8,351   $514,744
  Proceeds from sale of
    securities...............    525,757         --    525,757
  Proceeds from maturities of
    securities...............    207,206    240,855    448,061

     As of March 31, 1995, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

6. BORROWED FUNDS

                           MARCH 31       Dec 31       March 31
      (In Thousands)         1995          1994          1994
- ------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term........... $  271,599   $  159,949    $  405,465
Notes payable to Student
  Loan Marketing
  Association.............    300,000      300,000       243,400
Military banking
  liabilities.............    190,668      215,951       187,471
Other.....................     74,688       49,754        66,457
                          ----------    ----------    ----------
  Bank subsidiaries.......    836,955      725,654       902,793
Commercial paper..........    556,120      379,276       379,222
Other.....................         55           59            57
                          ----------    ----------    ----------
  Other subsidiaries......    556,175      379,335       379,279
                          ----------    ----------    ----------
        Total............. $1,393,130   $1,104,989    $1,282,072
                          ==========    ==========    ==========

7. CORPORATE LONG-TERM DEBT

                               MARCH 31    Dec 31    March 31
        (In Thousands)           1995       1994       1994
- ------------------------------------------------------------
6 5/8% Subordinated Notes due
  2004........................ $250,000   $250,000   $250,000
  Less discount...............   (1,155)    (1,187)    (1,284)
8 3/8% Notes due 1996.........  100,000    100,000    100,000
  Less discount...............      (74)       (94)      (154)
Floating Rate Sub. Notes due
 1997.........................   75,000     75,000     75,000
  Less discount...............      (34)       (39)       (53)
9 7/8% Sub. Notes due 1999....   65,000     65,000     65,000
  Less discount...............     (210)      (222)      (257)
Floating Rate Notes due 1997..   50,000     50,000     50,000
  Less discount...............      (54)       (59)       (74)
Other.........................    3,252      3,377     16,937
                               --------   --------   --------
  Total parent company........  541,725    541,776    555,115
6 1/2% Subordinated Notes due
  2003........................  200,000    200,000    200,000
  Less discount...............     (605)      (624)      (681)
Other.........................    2,270      2,517      2,702
                               --------   --------   --------
  Total subsidiaries..........  201,665    201,893    202,021
                               --------   --------   --------
        Total................. $743,390   $743,669   $757,136
                              =========  =========  =========

        A credit agreement with a group of banks allows the Corporation to borrow up to $300 million until June 30, 1997, with a provision to extend the expiration date, under certain circumstances. The Corporation pays an annual fee of 1/8 percent on the amount of the line. There were no borrowings outstanding under this agreement at March 31, 1995.

8. STOCKHOLDERS' EQUITY

                          MARCH 31      Dec 31      March 31
  (Outstanding Shares)      1995         1994         1994
- -------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......     744,160      750,160      775,460
Common Stock, $4.00 par
  value, authorized
  350,000,000 shares.... 146,570,786  147,555,632  151,072,522

9. INCOME TAX EXPENSE

     The composition of income tax expense follows:

                                      Three Months Ended
                                           March 31
                                   -------------------------
          (In Thousands)              1995          1994
- ------------------------------------------------------------
Applicable to income exclusive of
  security transactions...........   $48,998       $44,537
Applicable to security
  transactions....................       489         2,122
                                   -----------   -----------
        Total.....................   $49,487       $46,659
                                   ===========   ===========

     The effective tax rate was approximately 30.8% and 31.0% for the quarters ended March 31, 1995 and 1994, respectively.

10. REGULATORY DIVIDENDS

     A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At March 31, 1995, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $120 million of dividends. During the first quarter 1995, no dividends were declared and $119 million of previously declared dividends were paid to the Parent company.

11. EARNINGS PER SHARE

     The calculation of net income per common share follows:

                                     Three Months Ended
                                          March 31
(Dollars In Thousands Except Per  -------------------------
         Share Amounts)              1995          1994
- -----------------------------------------------------------
PRIMARY:
  Net income.....................    $111,031      $103,807
  Less preferred dividend
    requirements.................       3,720         3,877
                                  -----------   -----------
  Net income applicable to common
    stock........................    $107,311      $ 99,930
                                  ===========   ===========
  Average common shares
    outstanding.................. 148,837,218   158,277,962
                                  ===========   ===========
  Net income per common share....        $.72          $.63
                                  ===========   ===========
ASSUMING FULL DILUTION:
  Net income.....................    $111,031      $103,807
                                  ===========   ===========
  Average common shares
    outstanding.................. 148,837,218   158,277,962
  Stock option adjustment........      67,700        65,407
  Preferred stock adjustment.....   8,870,387     9,243,483
                                  -----------   -----------
  Average common shares
    outstanding, as adjusted..... 157,775,305   167,586,852
                                  ===========   ===========
  Pro forma fully diluted net
    income per common share......        $.70          $.62
                                  ===========   ===========

     The stock option adjustment in the calculation of fully diluted common shares outstanding represents the assumed exercise of all outstanding stock options as of the beginning of the year or date of grant, if later, computed using the treasury stock method.

     The preferred stock adjustment in the calculation of fully diluted common shares outstanding represents the assumed conversion of 8% Cumulative Convertible Preferred Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY

     Net income for the quarter ended March 31, 1995 was $111.0 million, an increase of 7% over the $103.8 million earned in the first quarter 1994. Net income per common share was $.72 for the first quarter 1995 compared with $.63 for the corresponding quarter last year.
     Return on average common equity was 17.98% for the three months ended March 31, 1995 compared with 16.11% for the same quarter in 1994. Return on average assets was 1.39% for the first three months of both 1995 and 1994.
     Net income for the quarter increased from a year ago due primarily to higher net interest income that resulted from loan growth. Fee income was up slightly versus first quarter last year and the provision for loan losses increased $2.1 million over the same period. Noninterest expenses increased 2.0% during the first quarter 1995 compared with the same quarter a year ago.
     After-tax security gains were insignificant in the first quarter 1995, compared with $.02 per share for the first quarter 1994.


      TABLE 1: UNIT PROFITABILITY

                                  THREE MONTHS ENDED                     Three months ended
                                    MARCH 31, 1995                         March 31, 1994
                          ----------------------------------     ----------------------------------
                           NET       RETURN ON     RETURN ON      Net       Return on     Return on
(Dollars in millions)     INCOME     ASSETS(1)      EQUITY       Income     Assets(1)      Equity
- ---------------------------------------------------------------------------------------------------
Corporate banking.....    $50.8         1.98%         19.84%     $45.9         1.74%         16.86%
Retail banking........     58.4         1.21          22.79       42.6          .90          18.04
National credit
  card................      1.7          .85           8.18        2.7         1.99          11.54
Investment/funding....     (3.8 )       (.16)         (5.63)      12.2          .63          13.06
Trust.................      8.1        21.93          25.84        9.0        24.63          26.58
Item processing.......      4.3         5.52          11.91        3.1         4.19           9.50
Mortgage banking......      3.2        14.75          39.10       (1.1 )      (6.42)        (17.13)
Corporate.............    (11.7 )         --             --      (10.6 )         --             --
                          ------                                 ------
    Consolidated
      total...........    $111.0        1.39%         17.98%     $103.8        1.39%         16.11%
                          =======                                =======

(1)  Return on revenue in the case of fee-based businesses.

      TABLE 2: BANKING UNIT PERFORMANCE BY MARKET

                                     FIRST QUARTER 1995
                        ---------------------------------------------                  First Quarter 1994
                                                                          ---------------------------------------------
                         CORPORATE BANKING          RETAIL BANKING         Corporate Banking          Retail Banking
                        --------------------     --------------------     --------------------     --------------------
    (Dollars in          NET       RETURN ON      NET       RETURN ON      Net       Return on      Net       Return on
      millions)         INCOME      ASSETS       INCOME      ASSETS       Income      Assets       Income      Assets
- ----------------------------------------------------------------------------------
Cleveland...........    $18.9         2.20%      $14.5         1.42%      $17.5         2.09%      $11.3         1.10%
Columbus............      9.4         1.96         8.3          .88         8.0         1.90         6.7          .74
Indiana.............      3.6         1.54        14.2         1.47         3.6         1.51        10.3         1.18
Kentucky............      8.7         1.65         8.1         1.09        10.0         1.62         5.2          .69
Akron...............      3.6         1.98         7.1         1.19         1.7          .78         4.2          .63
Dayton..............      3.6         1.94         4.0         1.19         3.0         1.68         3.2          .96
Toledo..............      3.0         2.34         2.2         1.04         2.1         1.75         1.7          .93
                        ------                   ------                   ------                   ------
 Total..............    $50.8         1.98%      $58.4         1.21%      $45.9         1.74%      $42.6          .90%
                        ========                 ========                 ========                 ========

UNIT PROFITABILITY

     Tables 1 and 2 present profitability contributions by the Corporation's major units to consolidated results. The units shown are reflective of how management operates and monitors these businesses internally. Cost allocations for centrally provided services are included in the reported amounts approximating the pro-rata cost to the units for the use of those services. Equity has been allocated among the business units to reflect well-capitalized levels as defined by bank regulatory agencies. Corporate and retailnd retail banking businesses' earnings improved for the banking net income results include actual interest earned and paid on higher transactions with customers, with adjustments for matched-maturity, internalon funds transfer charges and credits for loans and deposits. Investment securities and all gains and losses associated with interest rate risk are reported in the investment/funding unit.
     The corporate and retail banking businesses' earnings improved for the first three months of 1995 compared with the firt quarter 1994 due to higher net interest income that resulted from loan growth as well as wider spreads on tranaction accounts.
     The decline in national credit card net income was due primarily to a higher loan loss provision.
     The increased profitablity in the item processing subsidiary was due to increased volume and expense control measures. The lower return on equity in the item processing business relative to the other functional units

      TABLE 3: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                              Three months ended
                                                                   March 31
                                                         -----------------------------
                    (In millions)                           1995              1994
- --------------------------------------------------------------------------------------
Interest adjustment to loans.........................      $  (2.4)          $  17.8
Interest adjustment to securities....................          (.9)             (4.8)
                                                         -----------       -----------
  Interest adjustment to earning assets..............         (3.3)             13.0
Interest adjustment to deposits......................         (4.3)             (5.3)
                                                         -----------       -----------
  Effect on net interest income......................      $   1.0           $  18.3
                                                         ===========       ===========

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.


      TABLE 4: FULL-TIME EQUIVALENT STAFFING AND
OVERHEAD PERFORMANCE MEASURES

                                          MARCH 31, 1995                             March 31, 1994
                              --------------------------------------     --------------------------------------
                              FULL-TIME                                  Full-Time
                              EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                                STAFF         RATIO         RATIO          Staff         Ratio         Ratio
- ----------------------------------------------------------------------------------
Corporate and retail
 banking.....................   11,437         43.24%         53.51%       11,641         47.12         58.18
National credit card.........      579         54.20          59.80           476         50.69         57.70
Investment/funding...........      283         12.66             --           263        (13.94)        47.85
Trust........................    1,054            --          66.24         1,038            --         62.14
Item processing..............    5,599            --          89.85         4,718            --         92.04
Mortgage servicing...........      709            --          75.81           864            --        110.69
Corporate....................      654            --             --           771            --            --
                              ----------                                 ----------
   Consolidated total........   20,315         42.62%         64.90%       19,771         44.32%        66.43%
                              ===========                                ============

reflects a higher equity allocation to this business as if it were an independent organization.
     The increase in mortgage servicing net income was due to gains on the sale of mortgage servicing in 1995.
     The decrease in investment/funding net income was due to higher gains on the sale of securities in the first quarter 1994, a reduced contribution from the interest rate derivative portfolio (see Table 3) and increased use of purchased funds to support loan growth.
     The decrease in the corporate contribution is due primarily to higher interest expense on corporate debt.

EARNING ASSETS AND
INTEREST-BEARING LIABILITIES
     Average earning assets totalled $28,612 million for the quarter ended March 31, 1995, an increase of $583 million from the quarter ended December 31, 1994 and $1,641 million from the quarter ended March 31, 1994. The increase over the first and fourth quarters of last year was due to loan growth and the acquisition of Central Indiana Bancorp which accounts for $166 million.
     Average core deposits increased $655 million in the first quarter from the fourth quarter 1994 due to the acquisition of Central Indiana Bancorp and increased certificate of deposit balances. The increases were partially offset by runoff in savings and money market balances. Purchased deposit balances also increased due to efforts to obtain cost-effective funding in the existing interest rate environment to support the growth in assets.

NET INTEREST INCOME
     On a fully taxable equivalent basis, net interest income increased to $327.5 million in the first quarter 1995 compared with $309.4 million for the corresponding quarter in 1994.
     The tax equivalent net interest margin was 4.59% in the quarter ended March 31, 1995 compared with 4.61% a year ago and 4.63% for the quarter ended December 31, 1994. The lower net interest margin was due primarily to the increased use of purchased funding to support the growth in earning assets.
     Management attempts to prevent adverse swings in net interest income resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, simulation and duration analyses.
     At March 31, 1995, the Corporation remained in a slightly liability-sensitive position. The cumulative one year gap was (5.0%) of adjusted earning assets at March 31, 1995, versus (7.4%) at December 31, 1994. The earnings simulation model projects that net income would decrease by 2.2% if rates rose two percentage points over the next year, compared to an increase of .8% at year end 1994. The Corporations duration model indicates that a two percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cash flows by an amount equal to .95% of total assets, compared to 1.0% at December 31, 1994. During the first quarter 1995, the Corporation entered into $1,214 million in notional amount of interest rate swap agreements. The net unrealized losses in the derivative portfolio were $65 mil-

      TABLE 5: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
AVERAGE LOANS

                                                                   First Quarter
                                                                 1995         1994
      ----------------------------------------------------------------------------
      Commercial................................................  .24 %          .22%
      Real estate -- construction...............................  .18           (.64)
      Real estate -- commercial................................. (.07)           .23
      Real estate -- residential................................  .01            .04
      Revolving credit.......................................... 3.35           1.44
      Consumer..................................................  .20            .27
      Total net charge-offs to average loans....................  .33            .27


      TABLE 6: NONPERFORMING ASSETS

                                             MARCH 31     December 31     March 31
                  (In Millions)                1995           1994          1994
      ----------------------------------------------------------------------------
      Commercial:
        Nonaccrual..........................  $  68.8        $ 58.8        $  70.1
        Restructured........................       .1            --            1.0
                                             ---------    ------------    ---------
          Total commercial..................     68.9          58.8           71.1
      Real estate related:
        Nonaccrual..........................     46.8          48.8           59.6
        Restructured........................      4.3           4.4            4.5
                                             ---------    ------------    ---------
          Total real estate related.........     51.1          53.2           64.1
                                             ---------    ------------    ---------
          Total nonperforming loans.........    120.0         112.0          135.2
      Other real estate owned (OREO)........     17.7          16.5           49.1
                                             ---------    ------------    ---------
      Nonperforming assets..................  $ 137.7        $128.5        $ 184.3
                                             ==========   =============   ==========
      Loans 90 days past-due accruing
        interest............................  $  37.1        $ 27.9        $  31.1
                                             ==========   =============   ==========



      TABLE 7: CAPITAL AND CAPITAL/ASSET RATIOS

                                       MARCH 31, 1995            Dec 31, 1994            March 31, 1994
            (In Millions)            AMOUNT       RATIO       Amount       Ratio       Amount       Ratio
      ----------------------------------------------------------------------------
      Total equity1.............    $2,673.9       8.19 %    $2,601.1       8.10 %    $2,590.9       8.68 %
      Common equity1............     2,487.8       7.61       2,413.5       7.52       2,397.0       8.03
      Tangible common equity2...     2,106.8       6.52       2,026.4       6.39       2,021.0       6.85
      Tier 1 capital3...........     2,432.3       8.95       2,442.2       8.45       2,341.0       9.65
      Total risk-based
        capital4................     3,308.2      12.18       3,374.8      11.68       3,238.9      13.35
      Leverage ratio5...........     2,432.3       7.59       2,442.2       7.82       2,341.0       7.79

     --------------------

     1 Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.

     2 Common equity less all intangible assets; computed as a ratio to total assets less intangible assets.

     3 Stockholders' equity less certain intangibles and the unrealized market value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.

     4 Tier 1 capital plus qualifying loan loss allowance and subordinated debt;
       computed as a ratio to risk-adjusted assets, as defined.

     5 Tier 1 capital; computed as a ratio to average total assets less certain intangibles.


lion at March 31, 1995, compared to $199 million at December 31, 1994.

FEES AND OTHER INCOME
     Fee income was $207.9 million for the quarter ended March 31, 1995 versus $203.8 million for the first quarter 1994. The increase in fee income was due primarily to increased item processing volume and a $7.1 million gain on the sale of mortgage servicing. Offsetting these increases was a decline in credit card fees from the unwinding of a securitization. The fees associated with the credit card securitization were offset by net interest income as the related loan balances returned to the balance sheet.
     There was no significant nonrecurring income in the first quarter 1994.

NONINTEREST EXPENSES
     Noninterest expenses were $347.4 million for the quarter ended March 31, 1995 compared with $340.9 million a year ago, an increase of 2.0%. Excluding the effects of the Central Indiana Bancorp acquisition, expenses increased 1.6% over the first quarter 1994. There were no significant unusual expenses in the first quarter 1995 or 1994.
     The efficiency ratio, defined as noninterest expense as a percentage of fee income plus fully taxable net interest income, was 64.90% for the first quarter 1995 compared with 66.43% a year ago.
     The overhead ratio, defined as noninterest expenses less fee income as a percentage of fully-taxable net interest income, was 42.62% for the first quarter 1995 compared with 44.32% a year ago.
     Table 4 shows full-time equivalent staff and the efficiency and overhead ratios within the Corporation's major units.
     Total staff at March 31, 1995 increased slightly from a year ago due mainly to business growth.

ASSET QUALITY
     The allowance for loan losses was $474.8 million at March 31, 1995 representing 1.97% of loans outstanding at quarter-end. This loan loss reserve ratio compared with 2.04% at year-end 1994 and 2.12% at March 31, 1994.
     The provision for loan losses of $22.6 million for the first quar-ter increased from $20.4 million in the first quarter 1994.
     Net charge-offs for the first quarter 1995 were $19.0 million compared with $14.2 million for the first three months of 1994.
     Table 5 shows net charge-offs as a percentage of average loans by portfolio type.
     Table 6 summarizes nonperforming assets and related data.
     Nonperforming assets of $138 million at March 31, 1995 increased by $9 million from the fourth quarter 1994.
     Nonperforming assets as a percentage of loans and OREO were .57% at March 31, 1995 compared with .86% a year ago and .56% at December 31, 1994.

CAPITAL
        Table 7 reflects various measures of capital at quarter-end. Book value per common share at March 31, 1995 was $16.97 compared with $15.87 at March 31, 1994 and $16.36 at December 31, 1994. The book value per common share at March 31, 1995, December 31, 1994, and March 31, 1994 included $(.07), $(.34), and
$.09, respectively, related to the market value appreciation/(depreciation) of securities available for sale.
     In the first three months of 1995, approximately 3 million shares of common stock were repurchased in the open market. At March 31, 1995 the Corporation had authorization to acquire an additional 6.3 million common shares.

                      (This page left intentionally blank)

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

               (Dollars In Millions)                                  Daily Average Balance
- ----------------------------------------------------------------------------------------------------------
                                                        1995                        1994
                                                       -------    ----------------------------------------
                                                        FIRST     Fourth      Third     Second      First
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $ 9,528    $ 9,225    $ 9,062    $ 9,148    $ 9,105
    Real estate mortgage............................     6,817      6,565      6,392      6,228      6,192
    Consumer........................................     7,136      6,800      6,361      5,983      5,780
                                                       -------    -------    -------    -------    -------
      Total loans...................................    23,481     22,590     21,815     21,359     21,077
  Securities:
    Taxable.........................................     3,805      3,976      3,977      3,903      4,164
    Tax-exempt......................................       656        718        746        788        759
                                                       -------    -------    -------    -------    -------
      Total securities..............................     4,461      4,694      4,723      4,691      4,923
  Federal funds sold................................        74         87         76         52         46
  Security resale agreements........................       485        499        399        569        412
  Eurodollar time deposits in banks.................        --         --          1         66        366
  Short-term money market investments...............       111        159        174        106        147
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    28,612     28,029     27,188     26,843     26,971
Market value appreciation (depreciation) of
  securities available for sale.....................       (56)       (56)       (14)         4         46
Allowance for loan losses...........................      (477)      (475)      (467)      (457)      (450)
Cash and demand balances due from banks.............     2,287      2,133      2,012      2,029      2,033
Properties and equipment............................       395        390        390        391        390
Customers' acceptance liability.....................       106         86         68         58         64
Accrued income and other assets.....................     1,423      1,359      1,333      1,278      1,271
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $32,290    $31,466    $30,510    $30,146    $30,325
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings and NOW accounts..........................   $ 4,543    $ 4,661    $ 4,872    $ 5,169    $ 5,174
  Insured money market accounts.....................     4,762      5,058      5,129      5,239      5,313
  Time deposits of individuals......................     8,040      6,708      6,449      6,209      6,146
  Other time deposits...............................       480        495        448        488        487
  Deposits in overseas offices......................     1,937      1,612      1,125        716        640
  Federal funds borrowed............................     1,136      1,280      1,218      1,352      1,588
  Security repurchase agreements....................     1,465      1,281      1,235      1,127      1,079
  Borrowed funds....................................     1,411      1,593      1,497      1,301      1,266
  Corporate long-term debt..........................       743        746        750        757        592
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    24,517     23,434     22,723     22,358     22,285
  Non-interest bearing deposits.....................     4,610      4,873      4,713      4,779      4,828
  Acceptances outstanding...........................       106         86         68         58         64
  Accrued expenses and other liabilities............       451        464        405        396        435
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    29,684     28,857     27,909     27,591     27,612
      Stockholders' equity..........................     2,606      2,609      2,601      2,555      2,713
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $32,290    $31,466    $30,510    $30,146    $30,325
                                                       =======    =======    =======    =======    =======
      Net interest income.................................................................................

      Interest spread.....................................................................................
      Contribution of non-interest bearing sources of funds...............................................

      Net interest margin.................................................................................

              (Dollars in Millions)                                                    Quarterly Interest
- -----------------------------------------------------------------------------------------------------------------------
                                                                 1995                          1994
                                                                -------     -------------------------------------------
                                                                 FIRST      Fourth       Third      Second       First
                                                                QUARTER     Quarter     Quarter     Quarter     Quarter
                                                                -------     -------     -------     -------     -------
ASSETS
Earning Assets:
  Loans:
    Commercial..............................................    $201.7      $190.4      $178.0      $175.4      $164.6
    Real estate mortgage....................................     137.8       130.7       124.4       118.9       116.5
    Consumer................................................     174.7       162.9       148.9       135.7       129.1
                                                                -------     -------     -------     -------     -------
      Total loans...........................................     514.2       484.0       451.3       430.0       410.2
  Securities:
    Taxable.................................................      57.1        55.2        51.8        48.7        48.8
    Tax-exempt..............................................      14.0        14.6        15.3        15.7        14.3
                                                                -------     -------     -------     -------     -------
      Total securities......................................      71.1        69.8        67.1        64.4        63.1
  Federal funds sold........................................       1.1         1.2          .9          .5          .3
  Security resale agreements................................       6.8         6.6         4.5         5.6         3.3
  Eurodollar time deposits in banks.........................        --         .01          --          .6         2.4
  Short-term money market investments.......................       1.4         1.2         1.2         1.2         1.8
                                                                -------     -------     -------     -------     -------
      Total earning assets/
         Total interest income/rates........................    $594.6      $562.9      $525.0      $502.3      $481.1
Market value appreciation (depreciation) of
  securities available for sale.............................
Allowance for loan losses...................................
Cash and demand balances due from banks.....................
Properties and equipment....................................
Customers' acceptance liability.............................
Accrued income and other assets.............................

      Total assets..........................................

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings and NOW accounts..................................    $ 30.3      $ 30.9      $ 31.7      $ 33.2      $ 33.0
  Insured money market accounts.............................      31.6        31.2        29.9        28.4        27.5
  Time deposits of individuals..............................     108.7        82.1        72.6        66.2        63.9
  Other time deposits.......................................       6.3         5.7         4.5         4.1         3.9
  Deposits in overseas offices..............................      27.7        20.8        12.6         6.6         4.1
  Federal funds borrowed....................................      14.3        17.6        13.9        13.6        12.4
  Security repurchase agreements............................      14.8        15.1        12.2         9.2         7.2
  Borrowed funds............................................      20.0        20.1        17.0        13.3        11.3
  Corporate long-term debt..................................      13.4        14.0        13.2        13.7         8.4
                                                                -------     -------     -------     -------     -------
      Total interest bearing liabilities/
         Total interest expense/rates.......................     267.1       237.5       207.6       188.3       171.7
  Non-interest bearing deposits.............................    -------     -------     -------     -------     -------
  Acceptances outstanding...................................
  Accrued expenses and other liabilities....................

      Total liabilities.....................................
      Stockholders' equity..................................

      Total liabilities and stockholders' equity............

      Net interest income...................................    $327.5      $325.4      $317.4      $314.0      $309.4
                                                                =======     =======     =======     =======     =======
      Interest spread..................................................................................................
      Contribution of non-interest bearing sources of funds............................................................

      Net interest margin..............................................................................................

              (Dollars in Millions)                                                  Average Annualized Rate
- -----------------------------------------------------------------------------------------------------------------------
                                                                 1995                          1994
                                                                -------     -------------------------------------------
                                                                 FIRST      Fourth       Third      Second       First
                                                                QUARTER     Quarter     Quarter     Quarter     Quarter
                                                                -------     -------     -------     -------     -------
ASSETS
Earning Assets:
  Loans:
    Commercial..............................................      8.58%       8.19%       7.80%       7.69%       7.33%
    Real estate mortgage....................................      8.09        7.97        7.78        7.63        7.53
    Consumer................................................      9.88        9.53        9.31        9.09        9.02

      Total loans...........................................      8.83        8.53        8.23        8.07        7.85
  Securities:
    Taxable.................................................      6.02        5.54        5.19        4.99        4.71
    Tax-exempt..............................................      8.52        8.12        8.18        7.97        7.52

      Total securities......................................      6.39        5.94        5.66        5.49        5.14
  Federal funds sold........................................      6.14        5.25        4.86        4.14        2.82
  Security resale agreements................................      5.72        5.24        4.51        3.93        3.21
  Eurodollar time deposits in banks.........................        --          --        2.93        3.51        2.66
  Short-term money market investments.......................      5.00        3.09        2.85        4.56        4.92

      Total earning assets/
         Total interest income/rates........................      8.38%       8.00%       7.69%       7.50%       7.19%
Market value appreciation (depreciation) of
  securities available for sale.............................
Allowance for loan losses...................................
Cash and demand balances due from banks.....................
Properties and equipment....................................
Customers' acceptance liability.............................
Accrued income and other assets.............................

      Total assets..........................................

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings and NOW accounts..................................      2.71%       2.63%       2.59%       2.58%       2.58%
  Insured money market accounts.............................      2.70        2.45        2.31        2.17        2.10
  Time deposits of individuals..............................      5.48        4.85        4.47        4.27        4.21
  Other time deposits.......................................      5.25        4.61        4.00        3.53        3.23
  Deposits in overseas offices..............................      5.79        5.13        4.44        3.68        2.62
  Federal funds borrowed....................................      5.10        5.45        4.54        4.02        3.18
  Security repurchase agreements............................      4.12        4.69        3.91        3.28        2.71
  Borrowed funds............................................      5.74        5.12        4.15        4.09        3.63
  Corporate long-term debt..................................      7.30        7.42        6.98        7.28        5.71

      Total interest bearing liabilities/
         Total interest expense/rates.......................      4.42%       4.03%       3.60%       3.38%       3.12%
  Non-interest bearing deposits.............................
  Acceptances outstanding...................................
  Accrued expenses and other liabilities....................

      Total liabilities.....................................
      Stockholders' equity..................................

      Total liabilities and stockholders' equity............

      Net interest income...................................

      Interest spread.......................................      3.96%       3.97%       4.09%       4.12%       4.07%
      Contribution of non-interest bearing sources of funds.       .63         .66         .59         .56         .54
                                                                -------     -------     -------     -------     -------
      Net interest margin...................................      4.59%       4.63%       4.68%       4.68%       4.61%
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

     National City Bank
     Corporate Trust Department
     Dividend Reinvestment Plan
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

DEBT RATINGS

                                                                     STANDARD        DUFF &         THOMSON
                                                       MOODY'S       & POOR'S        PHELPS        BANKWATCH
- -------------------------------------------------------------------------------------------------------------
National City Corporation........................                                                     A/B
  Commercial paper (short-term debt).............        P-1            A-1           D-1+           TBW1
  Senior debt....................................        A1             A              AA-
  Subordinated debt..............................        A2             A-              A+
  Preferred stock................................       "a1"           BBB+             A
Certificates of deposit:
  National City Bank, Cleveland..................        Aa3            A+             AA
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
Subordinated bank notes:
  National City Bank, Cleveland..................        A1              A             AA-
  National City Bank, Columbus...................        A1              A             AA-

                             [National City Logo]

                          FORM 10-Q -- MARCH 31, 1995

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: April 28, 1995

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

[National City Logo]

National City Center                                 Bulk Rate
1900 East Ninth Street                              U.S. Postage
Cleveland, Ohio 44114-3484                              PAID
                                                   National City
                                                    Corporation