Form 10-Q
period 1995-06-30
NATIONAL CITY CORP
filed 1995-07-31
CIK 69970

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

        Indicate the number shares outstanding of each of the issuer's classes of Common Stock as of July 24, 1995

                 Common Stock, $4.00 Par Value -- 147,320,360

                       [NATIONAL CITY CORPORATION LOGO]

                         QUARTER ENDED JUNE 30, 1995

                               FINANCIAL REPORT

                                AND FORM 10-Q


                       [NATIONAL CITY CORPORATION LOGO]

                        FINANCIAL REPORT AND FORM 10-Q

                         QUARTER ENDED JUNE 30, 1995
                              TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights.......................................................................       3
Financial Statements (Item 1):
    Consolidated Statements of Income......................................................       4
    Consolidated Balance Sheets............................................................       5
    Consolidated Statements of Cash Flows..................................................       6
    Consolidated Statements of Changes in Stockholders' Equity.............................       7
    Notes to Financial Statements..........................................................       7
Management's Discussion and Analysis (Item 2)..............................................      11
Consolidated Average Balance Sheets........................................................      15
Daily Average Balances/Net Interest Income/Rates...........................................      16

PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
    Refer to Note 8 on page 10.

Submission of Matters to a Vote of Security Holders (Item 4)
    On April 24, 1995, at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:

    1. elected as directors all nominees designated in the proxy statement of March 8,
       1995, as follows:

                                                                               NUMBER OF VOTES
                                                                         ---------------------------
                                                                             FOR           WITHHELD
                                                                         ------------      ---------
                        Sandra H. Austin..............................    131,990,284        893,220
                        James M. Biggar...............................    131,957,763        925,741
                        Charles H. Bowman.............................    131,853,953      1,029,551
                        Edward B. Brandon.............................    131,909,388        974,116
                        John G. Breen.................................    132,169,257        714,247
                        Duane Collins.................................    131,690,964      1,192,540
                        David A. Daberko..............................    131,997,887        885,616
                        Richard E. Disbrow............................    132,050,598        832,905
                        Daniel E. Evans...............................    132,142,457        741,047
                        Otto N. Frenzel III...........................    132,038,505        844,998
                        Joseph H. Lemieux.............................    132,121,181        762,323
                        A. Stevens Miles..............................    132,001,255        882,248
                        William R. Robertson..........................    131,993,039        890,465
                        Stephen A. Stitle.............................    132,123,447        760,057
                        Morry Weiss...................................    127,777,849      5,105,655
    2. approved the National City Corporation Annual Corporate Performance Incentive Plan:
       122,612,667 votes cast for, 7,538,264 votes cast against, 2,732,572 votes withheld;
    3. approved the National City Corporation Long-Term Incentive Compensation Plan for
       Senior Officers: 122,432,900 votes cast for, 6,886,470 votes cast against, 3,584,133 votes withheld;
    4. approved the selection of independent auditors for 1995: 131,484,625 votes cast for,
       624,455 votes cast against, 756,424 votes withheld.

Exhibits and Reports on Form 8-K (Item 6)

    Exhibit 27:

    Financial Data Schedule
    Reports on Form 8-K:
    May 24, 1995: Submission of exhibits for filing in the Prospectus dated July 11, 1994 and Prospectus Supplement dated May 17, 1995 in connection therewith.

Signature..................................................................................      19

FINANCIAL HIGHLIGHTS
                                            Three Months Ended                    Six Months Ended
                                                  June 30                             June 30
- ------------------------------------------------------------------------------------------------------------
                                                               Percent                                Percent
                                        1995         1994      Change      1995           1994        Change
EARNINGS (IN THOUSANDS):
Net interest income -- fully taxable
  equivalent........................  $335,768     $314,006        7%      $663,178       $623,413        6%
Provision for loan losses...........    23,577       20,071       17         46,167         40,513       14
Fees and other income...............   216,764      211,746        2        424,623        415,554        2
Security gains......................       238          799      (70)         1,634          6,692      (76)
Noninterest expense.................   364,092      346,954        5        711,496        687,892        3
Net income..........................   112,530      105,841        6        223,561        209,648        7
Net income applicable to common
  stock.............................   108,808      102,055        7        216,119        201,985        7

PERFORMANCE RATIOS:
Net interest margin.................      4.47%        4.68%                   4.53%          4.65%
Overhead ratio......................     43.88        43.06                   43.26          43.69
Efficiency ratio....................     65.90        65.99                   65.41          66.21
Return on average assets............      1.35         1.41                    1.38           1.40
Return on average common equity.....     17.60        17.32                   17.79          16.70
Return on average total equity......     16.93        16.61                   17.10          16.05

PER SHARE MEASURES:
Net income per common share --
  primary...........................      $.74         $.67       10%         $1.46          $1.30       12%
Net income per common share -- fully
  diluted...........................       .72          .66        9           1.42           1.28       11
Dividends paid per common share.....       .32          .29       10            .64            .58       10
Book value per common share.........                                          17.54          16.02        9
Market value per share (close):
    Common..........................                                          29.38          27.38        7
    Preferred.......................                                          70.50          65.75        7

AVERAGE BALANCES (IN MILLIONS):
Assets..............................   $33,521      $30,146       11%       $32,774        $30,235        8%
Loans...............................    24,504       21,359       15         23,995         21,219       13
Securities..........................     4,981        4,691        6          4,723          4,806       (2)
Earning assets......................    30,074       26,843       12         29,347         26,907        9
Deposits............................    24,533       22,600        9         24,449         22,594        8
Common stockholders' equity.........     2,479        2,363        5          2,450          2,440       --
Total stockholders' equity..........     2,665        2,555        4          2,636          2,634       --

AT PERIOD END:
Total equity to assets..............                                           7.89%          8.58%
Tier 1 capital ratio................                                           8.45           9.10
Total risk-based capital ratio......                                          12.37          12.65
Leverage ratio......................                                           7.35           7.86
Common shares outstanding...........                                    144,825,469    150,086,328       (4)%
Full-time equivalent employees......                                         20,484         20,415       --

ASSET QUALITY:
Net charge-offs to loans
  (annualized)......................       .21%         .18%                    .27%           .22%
Loan loss reserve to loans..........                                           1.93           2.14
Nonperforming assets to loans &
  OREO..............................                                            .57            .76

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share        Three Months Ended            Six Months Ended
Amounts)                                           June 30                      June 30
- ------------------------------------------------------------------------------------------------
                                             1995          1994           1995          1994
INTEREST INCOME
  Loans:
     Taxable..............................    $543,621     $423,738     $1,051,591      $828,414
     Exempt from Federal income taxes.....       3,780        3,881          7,688         7,406
  Securities:
     Taxable..............................      68,050       48,664        125,131        97,489
     Exempt from Federal income taxes.....       9,624       10,287         19,758        19,376
  Federal funds sold and security resale
     agreements...........................       7,610        6,108         15,570         9,685
  Eurodollar time deposits in banks.......          --          578             --         2,976
  Other short-term investments............         774        1,206          2,154         2,989
                                          -----------   -----------    -----------   -----------
       Total interest income..............     633,459      494,462      1,221,892       968,335
INTEREST EXPENSE
  Deposits................................     219,863      138,492        424,480       270,914
  Federal funds borrowed and security
     repurchase agreements................      40,156       22,778         69,338        42,415
  Borrowed funds..........................      28,373       13,260         48,375        24,592
  Corporate long-term debt................      15,087       13,745         28,462        22,082
                                          -----------   -----------    -----------   -----------
       Total interest expense.............     303,479      188,275        570,655       360,003
                                          -----------   -----------    -----------   -----------
       Net interest income................     329,980      306,187        651,237       608,332
PROVISION FOR LOAN LOSSES.................      23,577       20,071         46,167        40,513
                                          -----------   -----------    -----------   -----------
       Net interest income after provision
          for loan losses.................     306,403      286,116        605,070       567,819
NONINTEREST INCOME
  Item processing revenues................      82,074       77,195        157,800       149,390
  Service charges on deposit accounts.....      38,966       38,581         77,099        75,938
  Trust fees..............................      34,006       32,559         67,461        65,722
  Credit card fees........................      18,858       20,183         36,020        39,993
  Mortgage banking revenues...............      16,711       17,315         37,069        31,468
  Other...................................      26,149       25,913         49,174        53,043
                                          -----------   -----------    -----------   -----------
       Total fees and other income........     216,764      211,746        424,623       415,554
  Security gains..........................         238          799          1,634         6,692
                                          -----------   -----------    -----------   -----------
       Total noninterest income...........     217,002      212,545        426,257       422,246
NONINTEREST EXPENSE
  Salaries and employee benefits..........     167,949      162,598        332,334       323,894
  Equipment...............................      23,845       23,246         47,692        46,481
  Net occupancy...........................      22,873       22,286         45,764        45,196
  Assessments and taxes...................      20,216       20,672         40,423        40,857
  Other...................................     129,209      118,152        245,283       231,464
                                          -----------   -----------    -----------   -----------
       Total noninterest expense..........     364,092      346,954        711,496       687,892
                                          -----------   -----------    -----------   -----------
Income before income taxes................     159,313      151,707        319,831       302,173
Income tax expense........................      46,783       45,866         96,270        92,525
                                          -----------   -----------    -----------   -----------
NET INCOME................................    $112,530     $105,841       $223,561      $209,648
                                          ============  ============   ============  ============
NET INCOME APPLICABLE TO COMMON STOCK.....    $108,808     $102,055       $216,119      $201,985
                                          ============  ============   ============  ============
NET INCOME PER COMMON SHARE...............        $.74         $.67          $1.46         $1.30
Average Common Shares Outstanding......... 147,448,666  152,211,896    148,139,106   155,228,172

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
- --------------------------------------------------------------------------------------------------
                                                         JUNE 30       December 31       June 30
                                                          1995            1994            1994
ASSETS
  Loans:
     Commercial....................................    $ 9,696,076    $ 8,667,539      $ 8,512,112
     International.................................         47,453         52,356           52,384
     Real estate construction......................        462,703        421,505          417,837
     Lease financing...............................        214,455        216,499          222,743
     Real estate mortgage -- nonresidential........      2,371,788      2,473,329        2,500,083
     Real estate mortgage -- residential...........      4,545,850      4,123,084        3,598,905
     Mortgage loans held for sale..................        171,065         42,064          212,555
     Consumer......................................      5,177,421      4,781,759        4,396,513
     Revolving credit..............................      2,445,747      2,256,640        1,768,998
                                                       -----------    -----------      -----------
          Total loans..............................     25,132,558     23,034,775       21,682,130
          Allowance for loan losses................        485,503        469,019          463,829
                                                       -----------    -----------      -----------
          Net loans................................     24,647,055     22,565,756       21,218,301
  Securities held to maturity (market value
     $1,059,565, $1,156,811, and $1,433,530,
     respectively).................................      1,050,755      1,176,115        1,427,438
  Securities available for sale, at market.........      4,137,689      3,218,940        3,246,081
  Federal funds sold and security resale
     agreements....................................        426,505        672,945          563,945
  Trading account assets...........................          2,256          7,940            9,235
  Other short-term money market investments........         93,859         96,615           73,865
  Cash and demand balances due from banks..........      2,225,828      2,401,728        1,858,076
  Properties and equipment.........................        398,524        389,980          389,363
  Customers' acceptance liability..................        100,181        102,005           67,489
  Accrued income and other assets..................      1,478,886      1,481,984        1,398,789
                                                       -----------    -----------      -----------
          TOTAL ASSETS.............................    $34,561,538    $32,114,008      $30,252,582
                                                       ===========    ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............    $ 4,923,620    $ 5,331,789      $ 4,869,746
  Savings and NOW accounts.........................      4,263,658      4,599,988        5,080,010
  Insured money market accounts....................      4,847,167      4,964,741        5,034,272
  Time deposits of individuals.....................      8,680,183      7,298,056        6,335,247
  Other time deposits..............................        476,262        472,023          454,102
  Deposits in overseas offices.....................      1,237,965      1,805,323          803,886
                                                       -----------    -----------      -----------
          Total deposits...........................     24,428,855     24,471,920       22,577,263
  Federal funds borrowed and security repurchase
     agreements....................................      2,855,015      2,608,801        2,408,619
  Borrowed funds...................................      2,868,598      1,104,989        1,432,792
  Acceptances outstanding..........................        100,181        102,005           67,489
  Accrued expenses and other liabilities...........        588,773        481,570          415,680
  Corporate long-term debt.........................        993,186        743,669          756,101
                                                       -----------    -----------      -----------
          TOTAL LIABILITIES........................     31,834,608     29,512,954       27,657,944
Stockholders' Equity:
  Preferred stock..................................        186,040        187,540          189,890
  Common stock.....................................      2,540,890      2,413,514        2,404,748
                                                       -----------    -----------      -----------
          TOTAL STOCKHOLDERS' EQUITY...............      2,726,930      2,601,054        2,594,638
                                                       -----------    -----------      -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................    $34,561,538    $32,114,008      $30,252,582
                                                       ===========    ===========      ===========

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                Six Months Ended June 30
- ------------------------------------------------------------------------------------------------
                                                                        1995            1994
OPERATING ACTIVITIES
  Net income.....................................................    $   223,561     $   209,648
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses.................................         46,167          40,513
       Depreciation and amortization of goodwill and
          intangibles............................................         53,617          57,824
       Security gains............................................         (1,634)         (6,692)
       Net change in trading account assets......................          5,684         141,061
       Other gains, net..........................................         (9,272)         (6,000)
       Originations and purchases of mortgage loans held for
          sale...................................................       (193,516)       (873,840)
       Proceeds from the sale of mortgage loans held for sale....         67,720       1,186,410
       Net change in interest receivable.........................        (49,495)        (15,969)
       Net change in interest payable............................         85,254          12,308
       Net change in other assets................................          4,782          (9,925)
       Net change in other liabilities...........................         16,886          24,160
                                                                     -----------     -----------
          Net Cash Provided (Used) by Operating Activities.......        249,754         759,498
LENDING AND INVESTING ACTIVITIES
  Net change in short-term investments...........................        277,588         516,610
  Purchases of securities........................................     (2,793,704)     (1,312,292)
  Proceeds from sales of securities..............................      1,883,675         932,730
  Proceeds from maturities and prepayments of securities.........        286,984         808,176
  Net change in loans............................................     (1,836,249)       (728,655)
  Net change in properties and equipment.........................        (35,645)        (31,882)
  Acquisitions...................................................          8,539              --
                                                                     -----------     -----------
          Net Cash Provided (Used) by Lending and Investing
            Activities...........................................     (2,208,812)        184,687
DEPOSIT AND FINANCING ACTIVITIES
  Net change in Federal funds borrowed and security repurchase
     agreements..................................................        246,214        (674,202)
  Net change in borrowed funds...................................      1,763,609         231,781
  Net change in demand, savings, NOW, insured money market
     accounts, and deposits in overseas offices..................     (1,429,431)       (550,455)
  Net change in time deposits....................................      1,185,721          64,697
  Proceeds from issuance of long-term debt.......................        248,085         247,080
  Repayment of long-term debt....................................           (403)         (2,946)
  Dividends paid, net of tax benefit of ESOP shares..............       (101,741)        (97,088)
  Issuances of common stock......................................         14,228          10,457
  Repurchase of common and preferred stock.......................       (147,196)       (254,643)
  ESOP trust repayment...........................................          4,072           5,322
                                                                     -----------     -----------
          Net Cash Provided (Used) by Deposit and Financing
            Activities...........................................      1,783,158      (1,019,997)
                                                                     -----------     -----------
  Net Increase (Decrease) in Cash and Cash Equivalents...........       (175,900)        (75,812)
  Cash and Cash Equivalents, January 1...........................      2,401,728       1,933,888
                                                                     -----------     -----------
  Cash and Cash Equivalents, June 30.............................    $ 2,225,828     $ 1,858,076
                                                                     ============    ============
SUPPLEMENTAL DISCLOSURES
  Interest paid..................................................    $   486,000     $   348,000
  Income taxes paid..............................................         75,129         101,000
  Shares issued in purchase acquisitions.........................         46,206              --

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                                 Unallocated
                                                                                                                    Shares
(Dollars in Thousands Except Per              Preferred          Common          Capital          Retained         Held by
Share Amounts)                                  Stock            Stock           Surplus          Earnings        ESOP Trust
- ---------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1994....................    $198,310         $635,119         $105,140        $1,841,144        $(16,446)
  Net income...............................                                                         209,648
  Common dividends paid, $.58 per share....                                                         (89,560)
  Preferred dividends paid, $2.00 per
    depositary share.......................                                                          (7,843)
  Issuance of 582,117 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        2,329            8,128
  Purchase of 9,275,400 common shares and
    180,400 depositary shares of preferred
    stock..................................      (8,420)         (37,102)         (19,401)         (189,720)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             315           5,322
  Adjustment to unrealized gain on
    securities available for sale, net of
    tax....................................                                                         (42,325)
                                             ------------     ------------     ------------     ------------     ------------
Balance June 30, 1994......................    $189,890         $600,346         $ 93,867        $1,721,659        $(11,124)
                                             ============     ============     ============     ============     ============
Balance January 1, 1995....................    $187,540         $590,223         $100,051        $1,732,258        $ (9,018)
  Net income...............................                                                         223,561
  Common dividends paid, $.64 per share....                                                         (94,619)
  Preferred dividends paid, $2.00 per
    depositary share.......................                                                          (7,472)
  Issuance of 791,311 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        3,172           11,056
  Issuance of 1,785,726 common shares
    pursuant to acquisition................                        7,143           39,063
  Purchase of 5,307,200 common shares and
    30,000 depositary shares of preferred
    stock..................................      (1,500)         (21,235)          (9,578)         (114,883)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             350           4,072
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                                          86,746
                                             ------------     ------------     ------------     ------------     ------------
Balance June 30, 1995......................    $186,040         $579,303         $140,592        $1,825,941        $ (4,946)
                                             ============     ============     ============     ============     ============
(Dollars in Thousands Except Per
Share Amounts)                                   Total
- ----------------------------------------------------------
Balance January 1, 1994....................   $2,763,267
  Net income...............................      209,648
  Common dividends paid, $.58 per share....      (89,560)
  Preferred dividends paid, $2.00 per
    depositary share.......................       (7,843)
  Issuance of 582,117 common shares under
    corporate stock and dividend
    reinvestment plans.....................       10,457
  Purchase of 9,275,400 common shares and
    180,400 depositary shares of preferred
    stock..................................     (254,643)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        5,637
  Adjustment to unrealized gain on
    securities available for sale, net of
    tax....................................      (42,325)
                                             ------------
Balance June 30, 1994......................   $2,594,638
                                             ============
Balance January 1, 1995....................   $2,601,054
  Net income...............................      223,561
  Common dividends paid, $.64 per share....      (94,619)
  Preferred dividends paid, $2.00 per
    depositary share.......................       (7,472)
  Issuance of 791,311 common shares under
    corporate stock and dividend
    reinvestment plans.....................       14,228
  Issuance of 1,785,726 common shares
    pursuant to acquisition................       46,206
  Purchase of 5,307,200 common shares and
    30,000 depositary shares of preferred
    stock..................................     (147,196)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        4,422
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................       86,746
                                             ------------
Balance June 30, 1995......................   $2,726,930
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

2. ACQUISITIONS
     On July 1, 1995, the Corporation acquired United Bancorp of Kentucky, Inc.
(UBK), a $625 million asset bank holding company headquartered in Lexington, Kentucky. The Corporation paid approximately $75 million for the common and preferred stock of UBK, consisting of approximately 2.5 million shares of common stock and $10 million in cash. The transaction will be accounted for as a purchase. Total goodwill in the transaction was ap-proximately $35 million and will be amortized over 20 years.
     On July 13, 1995, the Corporation acquired the net assets of Raffensperger, Hughes & Co., a full-service investment banking/brokerage firm headquartered in Indianapolis, Indiana in a cash purchase. This acquisition was not material.

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

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
     On January 1, 1995, the Corporation adopted SFAS No. 114 "Accounting By Creditors For Impairment of a Loan". Under this accounting standard, the 1995 allowance for loan losses includes an evaluation based on the fair value of the collateral for certain collateral dependent loans and/or discounted cash flows using the loan's initial effective interest rate. The adoption of the accounting standard did not have a material effect on the financial position or results of operations of the Corporation.
     The following table presents the activity in the allowance for loan losses:

                                           Six Months Ended
                                                June 30
                                          -------------------
(In Thousands)                              1995       1994
- -------------------------------------------------------------
Balance at beginning of year............. $469,019   $443,412
Provision................................   46,167     40,513
Reserves acquired (sold).................    2,016      3,458
Charge-offs:
  Commercial.............................   15,436     16,026
  Real estate -- construction............    3,075        265
  Real estate -- commercial..............    3,055      3,222
  Real estate -- residential.............      761        939
  Revolving credit.......................   28,898     17,113
  Consumer...............................   16,774     15,852
                                          --------   --------
  Total charge-offs......................   67,999     53,417
Recoveries:
  Commercial.............................   10,476     10,561
  Real estate -- construction............    1,658        988
  Real estate -- commercial..............    5,901        443
  Real estate -- residential.............      328        412
  Revolving credit.......................    6,161      5,408
  Consumer...............................   11,776     12,051
                                          --------   --------
  Total recoveries.......................   36,300     29,863
                                          --------   --------
Net charge-offs..........................   31,699     23,554
                                          --------   --------
Balance at end of period................. $485,503   $463,829
                                          =========  =========

     The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective and it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.
     Table 5 on page 13 provides detail regarding nonperforming loans. At June 30, 1995, loans that were considered to be impaired under SFAS No. 114 totalled $71 million, all of which are included in nonperforming assets. The related allowance allocated to these loans was $16 million. The contractual interest due and actual interest recorded on impaired loans, as well as total nonperforming assets, for the six months ended June 30, 1995 was $4.4 million and $1.2 million, respectively.

5. SECURITIES
     The following is a summary of securities held to maturity and available for sale:

                                   JUNE 30, 1995
                   ----------------------------------------------
                               UNREALIZED  UNREALIZED    MARKET
(In Thousands)        COST       GAINS       LOSSES      VALUE
- -----------------------------------------------------------------
Held to Maturity:
U.S. Treasury and
  Federal agency
  debentures...... $   33,994   $    131    $    243   $   33,882
Mortgage-backed
  securities......    596,500      3,384       9,082      590,802
States and
  political
  subdivisions....    369,313     18,526       3,949      383,890
Other.............     50,948         88          45       50,991
                   ----------  ----------  ----------  ----------
  Total held to
    maturity......  1,050,755     22,129      13,319    1,059,565
Available for
  Sale:
U.S. Treasury and
  Federal agency
  debentures......  1,539,307      8,120      14,181    1,533,246
Mortgage-backed
  securities......  2,282,732     20,799      14,303    2,289,228
States and
  political
  subdivisions....     30,717        403           4       31,116
Other.............    232,785     62,562      11,248      284,099
                   ----------  ----------  ----------  ----------
  Total available
    for sale......  4,085,541     91,884      39,736    4,137,689
                   ----------  ----------  ----------  ----------
  Total
    securities.... $5,136,296   $114,013    $ 53,055   $5,197,254
                   ==========  ==========  ==========  ==========

                                  June 30, 1994
                  ----------------------------------------------
                              Unrealized  Unrealized    Market
(In Thousands)       Cost       Gains       Losses      Value
- ----------------------------------------------------------------
Held to Maturity:
U.S. Treasury and
  Federal agency
  debentures..... $  128,687   $     --    $    664   $  128,023
Mortgage-backed
  securities.....    689,833      2,862      21,030      671,665
States and
  political
  subdivisions...    532,503     29,031       4,275      557,259
Other............     76,415        290         122       76,583
                  ----------  ----------  ----------  ----------
  Total held to
    maturity.....  1,427,438     32,183      26,091    1,433,530
Available for
  Sale:
U.S. Treasury and
  Federal agency
  debentures.....  1,213,178      4,514      25,341    1,192,351
Mortgage-backed
  securities.....  1,802,931      3,003      25,044    1,780,890
States and
  political
  subdivisions...     31,849        332          31       32,150
Other............    209,443     36,733       5,486      240,690
                  ----------  ----------  ----------  ----------
  Total available
    for sale.....  3,257,401     44,582      55,902    3,246,081
                  ----------  ----------  ----------  ----------
  Total
    securities... $4,684,839   $ 76,765    $ 81,993   $4,679,611
                  ==========  ==========  ==========  ==========

     For the six months ended June 30, 1995 and 1994, gross gains of $9.4 million and $10.5 million, and gross losses of $7.8 million and $3.8 million were realized, respectively.
     At June 30, 1995, the unrealized appreciation in securities available for sale included in retained earnings totalled $33.9 million, net of tax, compared to unrealized depreciation of $(7.4) million, net of tax, at June 30, 1994. The Corporation's debt securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to earnings.
     For the six months ended June 30, 1995 and 1994, the following represents the segregation of cash flows between securities available for sale and securities held to maturity:

                             AVAILABLE    HELD TO
(In Thousands)                FOR SALE    MATURITY    TOTAL
- --------------------------------------------------------------
JUNE 30, 1995:
  Purchases of securities... $2,774,728   $18,976   $2,793,704
  Proceeds from sale of
    securities..............  1,883,675        --    1,883,675
  Proceeds from maturities
    of securities...........    140,157   146,827      286,984
June 30, 1994:
  Purchase of securities.... $1,221,176   $91,116   $1,312,292
  Proceeds from sale of
    securities..............    932,730        --      932,730
  Proceeds from maturities
    of securities...........    348,364   459,812      808,176

     As of June 30, 1995, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

6. BORROWED FUNDS

                            JUNE 30       Dec. 31       June 30
(In Thousands)                1995          1994          1995
- -----------------------------------------------------------------
U.S. Treasury demand
  notes and Federal funds
  borrowed-term..........  $1,199,701    $  159,949    $  491,307
Notes payable to Student
  Loan Marketing
  Association............     510,000       300,000       300,000
Bank notes...............     274,599            --            --
Military banking
  liabilities............     228,136       215,951       161,366
Other....................     157,789        49,754        55,537
                           ----------    ----------    ----------
  Bank subsidiaries......   2,370,225       725,654     1,008,210
Commercial paper.........     498,319       379,276       424,520
Other....................          54            59            62
                           ----------    ----------    ----------
  Other subsidiaries.....     498,373       379,335       424,582
                           ----------    ----------    ----------
        Total............  $2,868,598    $1,104,989    $1,432,792
                           ==========    ==========    ==========

7. CORPORATE LONG-TERM DEBT

                                  JUNE 30   Dec. 31   June 30
(In Thousands)                      1995      1994      1994
- ------------------------------------------------------------
7.20% Subordinated Notes due
  2005........................... $250,000  $     --  $     --
  Less discount..................     (266)       --        --
6 5/8% Subordinated Notes due
  2004...........................  250,000   250,000   250,000
  Less discount..................   (1,122)   (1,187)   (1,252)
8 3/8% Notes due 1996............  100,000   100,000   100,000
  Less discount..................      (54)      (94)     (134)
Floating Rate Sub. Notes due
 1997............................   75,000    75,000    75,000
  Less discount..................      (30)      (39)      (48)
9 7/8% Sub. Notes due 1999.......   65,000    65,000    65,000
  Less discount..................     (198)     (222)     (243)
Floating Rate Notes due 1997.....   50,000    50,000    50,000
  Less discount..................      (49)      (59)      (69)
Other............................    3,232     3,377    15,976
                                  --------  --------  --------
  Total parent company...........  791,513   541,776   554,230
6 1/2% Sub. Notes due 2003.......  200,000   200,000   200,000
  Less discount..................     (587)     (624)     (662)
Other............................    2,260     2,517     2,533
                                  --------  --------  --------
  Total subsidiaries.............  201,673   201,893   201,871
                                  --------  --------  --------
        Total.................... $993,186  $743,669  $756,101
                                  ========= ========= =========

     In May 1995 the Corporation issued $250 million principal amount of 7.20% Subordinated Notes Due 2005. Interest on the notes is payable semiannually. The notes are not redeemable prior to their maturity and qualify as Tier 2 capital for regulatory purposes.
     In July 1995, five subsidiary banks of the Corporation issued a combined $225 million principal amount of 7.25% Subordinated Bank Notes Due 2010. The notes are not redeemable prior to their maturity and qualify as Tier 2 capital for regulatory purposes.
     A credit agreement with a group of banks allows the Corporation to borrow up to $300 million until June 30, 1998, with a provision to extend the expiration date, under certain circumstances. The Corporation pays an annual fee of 1/8 percent on the amount of the line. There were no borrowings outstanding under this agreement at June 30, 1995.

8. STOCKHOLDERS' EQUITY

                           JUNE 30      Dec. 31      June 30
(Outstanding Shares)        1995         1994         1994
- --------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......     744,160      750,160      757,160
Common Stock, $4.00 par
  value, authorized
  350,000,000 shares.... 144,825,469  147,555,632  150,086,328

9. INCOME TAX EXPENSE
     The composition of income tax expense follows:

                                      Six Months Ended
                                           June 30
                                 ---------------------------
(In Thousands)                      1995            1994
- ------------------------------------------------------------
Applicable to income exclusive
  of security transactions.....    $95,950         $90,122
Applicable to security
  transactions.................        320           2,403
                                 -----------     -----------
        Total..................    $96,270         $92,525
                                 ===========     ===========

     The effective tax rate was approximately 30.1% and 30.6% for the six months ended June 30, 1995 and 1994, respectively.

10. REGULATORY DIVIDENDS

     A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At June 30, 1995, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $181 million of dividends. During the first six months of 1995, no dividends were declared and $119 million of previously declared dividends were paid to the Parent company.

11. EARNINGS PER SHARE

     The calculation of net income per common share follows:

                      Three Months Ended        Six Months Ended
                           June 30                  June 30
                   ------------------------ --------------------------
(In Thousands)        1995         1994        1995         1994
- ----------------------------------------------------------------------
PRIMARY:
 Net income.......    $112,530     $105,841      $223,561     $209,648
 Less preferred
   dividend
   requirements...       3,722        3,786         7,442        7,663
                   -----------  -----------   -----------  -----------
 Net income
   applicable to
   common stock...    $108,808     $102,055      $216,119     $201,985
                   ===========  ===========   ===========  ===========
 Average common
   shares
   outstanding.... 147,448,666  152,211,896   148,139,106  155,228,172
                   ===========  ===========   ===========  ===========
 Net income per
   common share...        $.74         $.67         $1.46        $1.30
                   ===========  ===========   ===========  ===========
ASSUMING FULL
 DILUTION:
 Net income.......    $112,530     $105,841      $223,561     $209,648
                   ===========  ===========   ===========  ===========
 Average common
   shares
   outstanding.... 147,448,666  152,211,896   148,139,106  155,228,172
 Stock option
   adjustment.....      76,026       73,220        76,026       73,220
 Preferred stock
   adjustment.....   8,870,387    9,025,347     8,870,387    9,025,347
                   -----------  -----------   -----------  -----------
 Average common
   shares
   outstanding, as
   adjusted....... 156,395,079  161,310,463   157,085,519  164,326,739
                   ===========  ===========   ===========  ===========
 Pro forma fully
   diluted net
   income per
   common share...        $.72         $.66         $1.42        $1.28
                   ===========  ===========   ===========  ===========

     The stock option adjustment in the calculation of fully diluted common shares outstanding represents the assumed exercise of all outstanding stock options as of the beginning of year or date of grant, if later, computed using the treasury stock method.
     The preferred stock adjustment in the calculation of fully diluted common shares outstanding represents assumed conversion of 8% Cumulative Convertible Preferred Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY
     Net income per common share was $.74 for the quarter ended June 30, 1995, an increase of 10% over the $.67 for the corresponding quarter last year. Net income for the quarter ended June 30, 1995 was $112.5 million versus $105.8 million earned in the quarter ended June 30, 1994.
     Per share earnings were $1.46 for the first six months, up 12% over the $1.30 earned in 1994. Net income for the first six months was $223.6 million, compared with $209.6 million in the prior year.
     Returns on average common equity for the second quarter and first half of 1995 were 17.60% and 17.79%, respectively, compared with 17.32% and 16.70% for the same periods in 1994. Returns on average assets for the second quarter and first half of 1995 were 1.35% and 1.38%, respectively, compared with 1.41%, and 1.40% for the same periods in 1994.
     Net after-tax security gains were negligible for the second quarter and year-to-date 1995, and increased net income per share $.01 and $.02 for the second quarter and year-to-date 1994, respectively.
     The improved profitability for the quarter and year to date was driven by higher net interest income resulting from loan growth. Average loan outstandings in the second quarter increased 4.4% over first quarter 1995 (a 17% annualized growth rate) and 16% on an annualized basis over fourth quarter 1994 (excluding the impact of Central Indiana Bancorp which was acquired on January 1, 1995). Fee income was up slightly versus the prior year quarter and year-to-date periods. Offsetting these increases were a higher provision for loan losses in 1995 and higher noninterest expenses. The increase in noninterest expenses was due primarily to the acquisition of Central Indiana Bancorp, increased volume at the item processing subsidiary, and one-time miscellaneous expenses.

UNIT PROFITABILITY
     Table 1 presents profitability contributions by the Corporation's major units to consolidated results. The units shown are reflective of how management operates and monitors these businesses internally. Cost allocations for centrally provided services are included in the reported amounts approximating the pro-rata cost to the units for the use of those services. Equity has been allocated among the business units to reflect well-capitalized levels as defined by bank regulatory agencies. Corporate and retail banking net income results include actual interest earned and paid on transactions with customers, with adjustments for matched-maturity, internal funds transfer charges and credits for loans and deposits. Investment securities and all gains and losses associated with interest rate risk are reported in the investment/funding unit.
     The corporate and retail banking businesses' earnings improved for the first six months of 1995 compared with 1994 due primarily to higher net interest income that resulted from loan growth as well as wider spreads on transaction accounts.
     The decline in national credit card net income was due primarily to a higher loan loss provision. The increased profitability in the item processing subsidiary was due to increased volume and expense control measures. The lower return on equity relative to the other functional units reflects a higher equity allocation to this business as if it were an independent business.
     The increase in mortgage banking was due to gains on the sale of mortgage servicing in 1995.
     The loss in Investment/Funding was due to significantly narrower spreads on investment securities and interest rate swaps, reflecting a flat yield curve, as well as lower gains on sales of securities in 1995.
     The decrease in the corporate contribution was due primarily to higher interest expense on corporate debt, primarily on the new debt issued in 1995, and nonrecurring miscellaneous expenses.

EARNING ASSETS AND
INTEREST-BEARING LIABILITIES
     Average earning assets totalled $30,074 million for the quarter ended June 30, 1995, an increase of $1,462 million from the quarter ended March 31, 1995 and an increase of $3,231 million from the quarter ended June 30,

TABLE 1: UNIT PROFITABILITY

                                                                                      SIX MONTHS ENDED         Six months ended
                                                                                       JUNE 30, 1995            June 30, 1994
                                                                                    --------------------     --------------------
                                                                                     NET       RETURN ON      Net       Return on
(Dollars in Millions)                                                               INCOME      EQUITY       Income      Equity
 --------------------------------------------------------------------------------------------------------------------------------
Corporate banking.................................................................  $105.0        19.51%     $89.2         16.27%
Retail banking....................................................................   122.1        23.69       84.3         17.72
National credit card..............................................................     2.9         6.85        3.5          7.63
Investment/funding................................................................   (17.3)     ( 12.75)      21.5         11.35
Trust.............................................................................    16.0        25.35       18.2         26.66
Item processing...................................................................     9.8        13.23        7.4         11.27
Mortgage banking..................................................................     4.6        26.58        1.3          9.61
Corporate.........................................................................   (19.5)          --      (15.8)           --
                                                                                    ------                  ------
   Total..........................................................................  $223.6        17.79%    $209.6         16.70%
                                                                                    ======                  ======

1994. The increase in the second quarter was due primarily to higher average loan balances.
     Average core deposits increased slightly in the second quarter due mainly to increased certificate of deposit balances. There has also been a shifting of deposits from customer savings accounts to certificates of deposit. Purchased deposit balances also increased to support the growth in assets.

NET INTEREST INCOME
     On a fully taxable equivalent basis, net interest income increased to $335.8 million in the second quarter 1995 compared with $314.0 million for the corresponding quarter in 1994. For the first half 1995, fully taxable equivalent net interest income increased 6% to $663.2 million from $623.4 million in 1994.
     The tax equivalent net interest margin was 4.47% in the quarter ended June 30, 1995, compared with 4.59% and 4.68% for the quarters ended March 31, 1995 and June 30, 1994, respectively. The decline in the second quarter 1995 relative to the first quarter was due mainly to lower spreads resulting from the use of purchased funding to support loan growth.
     Management attempts to prevent adverse swings in net interest income resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, simulation and duration analyses.
     At June 30, 1995, the Corporation had moved to a slightly more asset-sensitive position. The cumulative one-year gap was (3.8)% of adjusted earning assets at June 30, 1995, versus (7.4%) at year-end 1994. The earnings simulation model projects that net income would increase by 2.0% if rates rose by two percentage points over the next year. At the end of 1994, the corresponding change was 0.8% of net income. The Corporation's duration model indicates that a two percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cashflows by an amount equal to 0.9% of total assets, compared to 1.0% at year-end 1994.
     During the first six months of 1995, the notional outstandings of interest-rate swap agreements increased by $360 million while the notional amount of interest-rate caps, floors and corridors increased by $1,073 million. The net unrealized gains in the derivative portfolio were $47 million at June 30, 1995, compared to unrealized losses of $199 million at December 31, 1994. The contribution to net interest income of the interest-rate derivative portfolio is presented in Table 2.

FEES AND OTHER INCOME
     Fee income was $216.8 million for the second quarter 1995, up 2.4% from $211.7 million for the second quarter 1994. The increase in fee income was due primarily to growth in item processing revenues resulting from business growth. The increase in mortgage banking revenue year to date was due to $10.6 million in gains on sale of mortgage servicing, of which $3.5 million occurred in the second quarter 1995. The second quarter 1994 included a similar gain of $4.3 million. Offsetting these increases was a decline in credit card fees from the unwinding of a credit card securitization. The fees associated with the credit card securitization were offset by net interest income as the related loan balances were returned to the balance sheet.

NONINTEREST EXPENSES
     Noninterest expenses were $364.1 million for the quarter ended June 30, 1995, compared with $347.0 million for the corresponding quarter in 1994. Year-to-date noninterest expenses were $711.5 million compared with $687.9 million in 1994. For the first half, $7.5 million of the

TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                                                                          Six months ended
                                                                                                               June 30
                                                                                                       -----------------------
(In Millions)                                                                                            1995           1994
- ------------------------------------------------------------------------------------------------------------------------------
Interest adjustment to loans.........................................................................    $(8.1)         $30.6
Interest adjustment to securities....................................................................     (1.8)          (9.3)
                                                                                                       ---------       -------
  Interest adjustment to earning assets..............................................................     (9.9)          21.3
Interest adjustment to deposits......................................................................     (9.0)          (8.0)
                                                                                                       ---------       -------
  Effect on net interest income......................................................................    $ (.9)         $29.3
                                                                                                       =========       ========

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

TABLE 3: FULL-TIME EQUIVALENT STAFFING AND OVERHEAD PERFORMANCE MEASURES

                                  JUNE 30, 1995                              June 30, 1994
                      --------------------------------------     --------------------------------------
                      FULL-TIME                                  Full-Time
                      EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                        STAFF         RATIO         RATIO          Staff         Ratio         Ratio
- --------------------------------------------------------------------------------------------------------
Corporate and retail
  banking............   11,686         42.76%         53.04%       11,951         49.74%        60.10%
National credit
  card...............      587         56.29          61.68           491         57.76         64.46
Investment/ funding..      287         12.54        (192.43)          285        (11.09)        38.11
Trust................    1,064            --          67.03           974            --         61.38
Item processing......    5,519            --          88.99         5,179            --         91.36
Mortgage banking.....      691            --          81.15           803            --         94.32
Corporate............      650            --             --           732            --            --
                      ----------                                 ----------
    Total............   20,484         43.26%         65.41%       20,415         43.69%        66.21%
                      ==========                                 ==========

increased expenses was due to higher business volumes at the item processing subsidiary and $1.8 million was due to the acquisition of Central Indiana Bancorp. Excluding the effects of Central Indiana, year-to-date expenses were 3% higher than 1994. The second quarter 1995 included approximately $4.5 million of miscellaneous nonrecurring expenses. There were no other unusual expenses in 1995, while 1994 included a $3.5 million charge related to the settlement of litigation.
     The efficiency ratio, defined as noninterest expense as a percentage of fee income plus fully taxable net interest income, was 65.41% for the first six months of 1995 versus 66.21% for the first half of 1994.
     The overhead ratio, defined as noninterest expense less fee income as a percentage of fully-taxable net interest income, was 43.26% for the first half of 1995 versus 43.69% a year ago.
     The relationships between the overhead and efficiency ratios in comparison to the prior year reflect relatively equivalent dollar growth in both noninterest income and expense, as well as higher net interest income.
     Total staff at June 30, 1995 was essentially flat versus the first quarter 1995 and the same date a year ago.

ASSET QUALITY

     The allowance for loan losses was $486 million at June 30, 1995 representing 1.93% of loans outstanding at that date. This ratio was 2.04% at year-end 1994 and 2.14% at June 30, 1994.
     The provision for loan losses increased to $23.6 million for the second quarter 1995 and $46.2 million year-to-date from $20.1 million and $40.3 million for the same periods in 1994, respectively.
     Net charge-offs were $12.7 million and $9.4 million for the quarters ended June 30, 1995 and 1994, respectively, and $31.7 million and $23.6 million, respectively, for the first six months of 1995 and 1994.
     Table 4 shows net charge-offs as a percentage of average loans by portfolio type.
     Table 5 summarizes nonperforming assets and related data.
     Nonperforming assets of $144 million at June 30, 1995 increased by $6 million from the prior quarter.
     Nonperforming assets as a percentage of loans and OREO were .57% at June 30, 1995 compared with .76% a year ago and .56% at December 31, 1994.

CAPITAL

     Table 6 reflects various measures of capital at quarter-end. The changes in the ratios reflect lower capital levels that have resulted from the repurchase of outstanding capital stock and a slightly higher asset base. Book value per common share was $17.54 at June 30, 1995, compared with $16.02 at June 30, 1994 and $16.36 at December 31, 1994.
     The book value per common share at June 30, 1995 and December 31, 1994 included $.23 and ($.34), respectively, related to the market value appreciation/(depreciation) of securities available for sale.
     In May 1995 the Corporation issued $250 million principal amount of 7.2% Subordinated Notes which qualify as Tier 2 capital for regulatory purposes. In July 1995, five subsidiary banks

TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
         AVERAGE LOANS

                                                                                             Second Quarter       First Six
                                                                                                                    Months
                                                                                             1995     1994      1995     1994
- ------------------------------------------------------------------------------------------------------------------------------
Commercial.................................................................................. (.02)%     .03%    .11%       .13%
Real estate -- construction................................................................. 1.09      (.02)    .65       (.33)
Real estate -- commercial................................................................... (.40)      .24    (.24)       .23
Real estate -- residential..................................................................  .03       .02     .02        .03
Revolving credit............................................................................ 2.01      1.49    1.99       1.46
Consumer....................................................................................  .17       .09     .20        .18
Total net charge-offs to average loans......................................................  .21       .18     .27        .22

TABLE 5: NONPERFORMING ASSETS


                                                                                          JUNE 30     December 31      June 30
(In Millions)                                                                              1995           1994          1994
- ------------------------------------------------------------------------------------------------------------------------------
Commercial:
  Nonaccrual............................................................................   $ 74.4         $ 58.8        $ 59.7
  Restructured..........................................................................       .1             --           1.1
                                                                                         ---------    ------------    ---------
    Total commercial....................................................................     74.5           58.8          60.8
Real estate related:
  Nonaccrual............................................................................     49.1           48.8          57.8
  Restructured..........................................................................      4.3            4.4           4.6
                                                                                         ---------    ------------    ---------
    Total real estate related...........................................................     53.4           53.2          62.4
                                                                                         ---------    ------------    ---------
    Total nonperforming loans...........................................................    127.9          112.0         123.2
Other real estate owned (OREO)..........................................................     15.7           16.5          41.2
                                                                                         ---------    ------------    ---------
Nonperforming assets....................................................................   $143.6         $128.5        $164.4
                                                                                         ==========   =============   ==========
Loans 90 days past-due accruing interest................................................   $ 31.8         $ 27.9        $ 30.1
                                                                                         ==========   =============   ==========

of the Corporation issued a combined $225 million principal amount of 7.25% Subordinated Notes which qualify as Tier 2 capital for regulatory purposes.
     In the first half of 1995, approximately 5.3 million shares of common stock were repurchased in the open market. At June 30, 1995, the Corporation had authorization to acquire an additional 4.1 million common shares.
     In July 1995 the quarterly dividend on common stock was raised $.01 from its previous level of $.32 to $.33 per share.

TABLE 6: CAPITAL AND CAPITAL/ASSET RATIOS

                                   JUNE 30, 1995            Dec. 31, 1994            June 30, 1994
(In Millions)                    AMOUNT       RATIO       Amount       Ratio       Amount       Ratio
- -----------------------------------------------------------------------------------------------------
Total equity1...............    $2,726.9       7.89%     $2,601.1       8.10%     $2,594.6       8.58%
Common equity1..............     2,540.9       7.34       2,413.5       7.52       2,404.7       7.95
Tangible common equity2.....     2,153.2       6.30       2,026.4       6.39       2,017.2       6.75
Tier 1 capital3.............     2,445.2       8.45       2,442.2       8.45       2,350.4       9.10
Total risk-based capital4...     3,579.9      12.37       3,374.8      11.68       3,267.9      12.65
Leverage ratio5.............     2,445.2       7.35       2,442.2       7.82       2,350.4       7.86

     --------------------------------------------

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


                                       14

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                    Three Months              Six Months
(Dollars In Millions)                                               Ended June 30            Ended June 30
- ---------------------------------------------------------------------------------------------------------------
                                                                  1995         1994         1995         1994
                                                                --------     --------     --------     --------
ASSETS
Earning Assets:
  Loans:
    Commercial................................................  $ 10,141     $  9,148     $  9,836     $  9,121
    Real estate mortgage--nonresidential......................     2,425        2,449        2,442        2,380
    Real estate mortgage--residential.........................     4,421        3,518        4,339        3,501
    Mortgage loans held for sale..............................       113          261          107          332
    Consumer..................................................     5,051        4,322        4,962        4,286
    Revolving credit..........................................     2,353        1,661        2,309        1,599
                                                                --------     --------     --------     --------
      Total loans.............................................    24,504       21,359       23,995       21,219
  Securities..................................................     4,981        4,691        4,723        4,806
  Federal funds sold and security resale agreements...........       487          621          523          540
  Trading account assets......................................        16           10           16           21
  Eurodollar time deposits in banks...........................        --           66           --          216
  Other short-term money market investments...................        86           96           90          105
                                                                --------     --------     --------     --------
      Total earning assets....................................    30,074       26,843       29,347       26,907
Allowance for loan losses.....................................      (482)        (457)        (480)        (454)
Market value appreciation (depreciation) of securities
  available for sale..........................................        10            4          (22)          25
Cash and demand balances due from banks.......................     2,048        2,029        2,032        2,031
Properties and equipment......................................       397          391          396          390
Customers' acceptance liability...............................       106           58          106           61
Accrued income and other assets...............................     1,368        1,278        1,395        1,275
                                                                --------     --------     --------     --------
      Total assets............................................  $ 33,521     $ 30,146     $ 32,774     $ 30,235
                                                                 =======      =======      =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits.............................................  $  4,632     $  4,779     $  4,621     $  4,802
  Savings and NOW accounts....................................     4,348        5,169        4,445        5,170
  Insured money market accounts...............................     4,759        5,239        4,760        5,276
  Time deposits of individuals................................     8,632        6,209        8,337        6,178
  Other time deposits.........................................       517          488          499          490
  Deposits in overseas office.................................     1,645          716        1,787          678
                                                                --------     --------     --------     --------
      Total deposits..........................................    24,533       22,600       24,449       22,594
  Federal funds borrowed and security repurchase agreements...     2,902        2,479        2,608        2,572
  Borrowed funds..............................................     1,969        1,301        1,692        1,284
  Acceptances outstanding.....................................       106           58          106           61
  Accrued expenses and other liabilities......................       498          396          487          415
  Corporate long-term debt....................................       848          757          796          675
                                                                --------     --------     --------     --------
      Total liabilities.......................................    30,856       27,591       30,138       27,601
Stockholders' Equity:
  Preferred stock.............................................       186          192          186          194
  Common stock................................................     2,479        2,363        2,450        2,440
                                                                --------     --------     --------     --------
      Total stockholders' equity..............................     2,665        2,555        2,636        2,634
                                                                --------     --------     --------     --------
      Total liabilities and stockholders' equity..............  $ 33,521     $ 30,146     $ 32,774     $ 30,235
                                                                 =======      =======      =======      =======

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

               (Dollars In Millions)                                  Daily Average Balance
- ----------------------------------------------------------------------------------------------------------
                                                              1995                       1994
                                                       ------------------    -----------------------------
                                                       SECOND      First     Fourth      Third     Second
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $10,141    $ 9,528    $ 9,225    $ 9,062    $ 9,148
    Real estate mortgage............................     6,959      6,817      6,565      6,392      6,228
    Consumer........................................     7,404      7,136      6,800      6,361      5,983
                                                       -------    -------    -------    -------    -------
      Total loans...................................    24,504     23,481     22,590     21,815     21,359
  Securities:
    Taxable.........................................     4,344      3,805      3,976      3,977      3,903
    Tax-exempt......................................       637        656        718        746        788
                                                       -------    -------    -------    -------    -------
      Total securities..............................     4,981      4,461      4,694      4,723      4,691
  Federal funds sold................................        85         74         87         76         52
  Security resale agreements........................       402        485        499        399        569
  Eurodollar time deposits in banks.................        --         --         --          1         66
  Short-term money market investments...............       102        111        159        174        106
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    30,074     28,612     28,029     27,188     26,843
Market value appreciation (depreciation) of
  securities available for sale.....................        10        (56)       (56)       (14)         4
Allowance for loan losses...........................      (482)      (477)      (475)      (467)      (457)
Cash and demand balances due from banks.............     2,048      2,017      2,133      2,012      2,029
Properties and equipment............................       397        395        390        390        391
Customers' acceptance liability.....................       106        106         86         68         58
Accrued income and other assets.....................     1,368      1,426      1,359      1,333      1,278
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $33,521    $32,023    $31,466    $30,510    $30,146
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings and NOW accounts..........................   $ 4,348    $ 4,543    $ 4,661    $ 4,872    $ 5,169
  Insured money market accounts.....................     4,759      4,762      5,058      5,129      5,239
  Time deposits of individuals......................     8,632      8,040      6,708      6,449      6,209
  Other time deposits...............................       517        480        495        448        488
  Deposits in overseas offices......................     1,645      1,931      1,612      1,125        716
  Federal funds borrowed............................     1,408      1,133      1,280      1,218      1,352
  Security repurchase agreements....................     1,494      1,199      1,281      1,235      1,127
  Borrowed funds....................................     1,969      1,411      1,593      1,497      1,301
  Corporate long-term debt..........................       848        743        746        750        757
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    25,620     24,242     23,434     22,723     22,358
  Non-interest bearing deposits.....................     4,632      4,610      4,873      4,713      4,779
  Acceptances outstanding...........................       106        106         86         68         58
  Accrued expenses and other liabilities............       498        459        464        405        396
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    30,856     29,417     28,857     27,909     27,591
      Stockholders' equity..........................     2,665      2,606      2,609      2,601      2,555
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $33,521    $32,023    $31,466    $30,510    $30,146
                                                       =======    =======    =======    =======    =======
Net interest income.......................................................................................

Interest spread...........................................................................................
Contribution of non-interest bearing sources of funds.....................................................

Net interest margin.......................................................................................



                      Quarterly Interest                                        Average Annualized Rate
    -------------------------------------------------------     -------------------------------------------------------
           1995                          1994                          1995                          1994
    -------------------     -------------------------------     -------------------     -------------------------------
    SECOND       First      Fourth       Third      Second      SECOND       First      Fourth       Third      Second
    QUARTER     Quarter     Quarter     Quarter     Quarter     QUARTER     Quarter     Quarter     Quarter     Quarter
    -------     -------     -------     -------     -------     -------     -------     -------     -------     -------



    $215.8      $201.7      $190.4      $178.0      $175.4        8.54%       8.58%       8.19%       7.80%       7.69%
     144.4       137.8       130.7       124.4       118.9        8.30        8.09        7.97        7.78        7.63
     189.3       174.7       162.9       148.9       135.7       10.24        9.88        9.53        9.31        9.09
    -------     -------     -------     -------     -------
     549.5       514.2       484.0       451.3       430.0        8.99        8.83        8.53        8.23        8.07

      68.0        57.1        55.2        51.8        48.7        6.27        6.02        5.54        5.19        4.99
      13.3        14.0        14.6        15.3        15.7        8.32        8.52        8.12        8.18        7.97
    -------     -------     -------     -------     -------
      81.3        71.1        69.8        67.1        64.4        6.53        6.39        5.94        5.66        5.49
       1.3         1.1         1.2          .9          .5        6.14        6.14        5.25        4.86        4.14
       6.3         6.8         6.6         4.5         5.6        6.29        5.72        5.24        4.51        3.93
        --          --          .1          --          .6          --          --          --        2.93        3.51
        .8         1.4         1.2         1.2         1.2        3.04        5.00        3.09        2.85        4.56
    -------     -------     -------     -------     -------

    $639.2      $594.6      $562.9      $525.0      $502.3        8.52%       8.38%       8.00%       7.69%       7.50%












    $ 29.4      $ 30.3      $ 30.9      $ 31.7      $ 33.2        2.71%       2.71%       2.63%       2.59%       2.58%
      33.1        31.7        31.2        29.9        28.4        2.79        2.70        2.45        2.31        2.17
     125.7       108.7        82.1        72.6        66.2        5.84        5.48        4.85        4.47        4.27
       7.1         6.3         5.7         4.5         4.1        5.50        5.25        4.61        4.00        3.53
      24.6        27.7        20.8        12.6         6.6        5.99        5.81        5.13        4.44        3.68
      19.8        14.3        17.6        13.9        13.6        5.66        5.12        5.45        4.54        4.02
      20.2        14.8        15.1        12.2         9.2        5.45        5.04        4.69        3.91        3.28
      28.4        20.0        20.1        17.0        13.3        5.78        5.74        5.12        4.15        4.09
      15.1        13.4        14.0        13.2        13.7        7.14        7.30        7.42        6.98        7.28
    -------     -------     -------     -------     -------

     303.4       267.2       237.5       207.6       188.3        4.75%       4.42%       4.03%       3.60%       3.38%
    -------     -------     -------     -------     -------








    $335.8      $327.4      $325.4      $317.4      $314.0
    =======     =======     =======     =======     =======
 ...........................................................       3.77%       3.91%       3.97%       4.09%       4.12%
 ...........................................................        .70         .68         .66         .59         .56
                                                                -------     -------     -------     -------     -------
 ...........................................................       4.47%       4.59%       4.63%       4.68%       4.68%
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

     National City Bank
     Corporate Trust Department
     Dividend Reinvestment Plan
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

DEBT RATINGS

                                                                     STANDARD        DUFF &         THOMSON
                                                       MOODY'S       & POOR'S        PHELPS        BANKWATCH
- -------------------------------------------------------------------------------------------------------------
National City Corporation........................                                                     A/B
  Commercial paper (short-term debt).............        P-1            A-1           D-1+
  Senior debt....................................        A1              A             AA-
  Subordinated debt..............................        A2             A-             A+
  Preferred stock................................       "a1"           BBB+             A
Bank Subsidiaries:*
  Certificates of deposit........................        Aa3            A+             AA
  Subordinated bank notes........................        A1              A             AA-

* Includes the following subsidiaries:

  National City Bank-Cleveland
  National City Bank, Columbus
  National City Bank, Kentucky
  National City Bank, Indiana
  National City Bank, Northeast (Akron)
  National City Bank, Dayton
  National City Bank, Northwest (Toledo)

     Duff & Phelps ratings for certificates of deposit apply only to the banks in Cleveland, Columbus, Kentucky and Indiana. Duff & Phelps subordinated bank note ratings apply only to the banking subsidiaries in Cleveland and Columbus.

                       [NATIONAL CITY CORPORATION LOGO]



                           FORM 10-Q -- JUNE 30, 1995

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NATIONAL CITY CORPORATION

Date: July 31, 1995

                                                           /s/ Robert G. Siefers
                                                --------------------------------
                                                               Robert G. Siefers
                                                        Executive Vice President
                                                         Chief Financial Officer
                                                     (Duly Authorized Signer and
                                                    Principal Financial Officer)

[NATIONAL CITY CORPORATION LOGO]

National City Center                                 Bulk Rate
1900 East Ninth Street                              U.S. Postage
Cleveland, Ohio 44114-3484                              PAID
                                                   National City
                                                    Corporation