Form 10-Q
period 1995-09-30
NATIONAL CITY CORP
filed 1995-10-30
CIK 69970

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

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

        Indicated the number shares outstanding of each of the issuer's classes of Common Stock as of October 25, 1995

                       Common Stock, $4.00 Par Value - 147,258,479

                          NATIONAL CITY CORPORATION



                        QUARTER ENDED SEPTEMBER 30, 1995

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                          NATIONAL CITY CORPORATION


                         FINANCIAL REPORT AND FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1995
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
PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
     Refer to Note 8 on page 10.
Exhibits and Reports on Form 8-K (Item 6)
     Exhibit 27:
       Financial Data Schedule
     Reports on Form 8-K:
     July 24, 1995: The Board of Directors elected David A. Daberko president and chief executive officer, effective immediately, and to succeed Edward B. Brandon as chairman upon Mr. Brandon's retirement, effective September 30, 1995.
     August 30, 1995: National City announced, on August 28, 1995, it had reached a definitive agreement to acquire Integra Financial Corporation, a $15 billion asset bank holding company headquartered in Pittsburgh, Pennsylvania.
Signature.........................................................................     19

FINANCIAL HIGHLIGHTS

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30                      September 30
------------------------------------------------------------------------------------------------------------------
                                                                       Percent                              Percent
                                                   1995       1994     Change      1995          1994       Change
EARNINGS (IN THOUSANDS):
Net interest income -- fully taxable
  equivalent...................................  $343,669   $317,391       8%    $1,006,847      $940,804       7%
Provision for loan losses......................    28,160     19,235      46         74,327        59,748      24
Fees and other income..........................   232,224    207,153      12        656,847       622,707       5
Security gains.................................     9,837      2,772      --         11,471         9,464      21
Noninterest expense............................   378,260    344,785      10      1,089,756     1,032,677       6
Net income.....................................   120,012    108,411      11        343,573       318,059       8
Net income applicable to common stock..........   116,291    104,625      11        332,411       306,610       8
PERFORMANCE RATIOS:
Net interest margin............................      4.39%      4.68%                  4.48%         4.65%
Return on average assets.......................      1.37       1.41                   1.37          1.40
Return on average common equity................     17.60      17.21                  17.72         16.87
Return on average total equity.................     16.96      16.53                  17.05         16.21
PER SHARE MEASURES:
Net income per common share:
    Primary....................................      $.78       $.69      13%         $2.24         $1.99      13%
    Fully diluted..............................       .76        .67      13           2.18          1.95      12
Dividends paid per common share................       .33        .30      10            .97           .88      10
Book value per common share....................                                       18.21         16.33      12
Market value per share (close):
    Common.....................................                                       30.88         28.13      10
    Preferred..................................                                       74.00         68.56       8
AVERAGE BALANCES (IN MILLIONS):
Assets.........................................   $34,837    $30,510      14%       $33,469       $30,328      10%
Loans..........................................    25,636     21,815      18         24,546        21,420      15
Securities.....................................     5,155      4,723       9          4,868         4,778       2
Earning assets.................................    31,251     27,188      15         29,985        27,002      11
Deposits.......................................    24,553     22,736       8         24,480        22,641       8
Common stockholders' equity....................     2,622      2,412       9          2,508         2,430       3
Total stockholders' equity.....................     2,808      2,601       8          2,694         2,623       3
AT PERIOD END:
Total equity to assets.........................                                        8.24%         8.49%
Tier 1 capital ratio...........................                                        8.84          9.30
Total risk-based capital ratio.................                                       13.58         12.76
Leverage ratio.................................                                        7.30          8.09
Common shares outstanding......................                                 147,397,746   150,148,676      (2)%
Full-time equivalent employees.................                                      20,772        20,098       3
ASSET QUALITY:
Net charge-offs to loans (annualized)..........       .32%       .29%                   .28%          .24%
Loan loss reserve to loans.....................                                        1.94          2.10
Nonperforming assets to loans & OREO...........                                         .51           .69

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended             Nine Months Ended
(Dollars in Thousands Except Per Share Amounts)          September 30                   September 30
-----------------------------------------------------------------------------------------------------------
                                                     1995           1994            1995           1994
INTEREST INCOME
  Loans:
    Taxable.....................................     $574,640       $444,397      $1,626,231     $1,272,811
    Exempt from Federal income taxes............        3,412          4,281          11,100         11,687
  Securities:
    Taxable.....................................       68,527         51,757         193,658        149,246
    Exempt from Federal income taxes............        9,035         10,595          28,793         29,971
  Federal funds sold and security resale
    agreements..................................        5,124          5,465          20,694         15,150
  Eurodollar time deposits in banks.............          104              7             104          2,983
  Other short-term investments..................        1,471          1,252           3,625          4,241
                                                  -----------    -----------     -----------    -----------
      Total interest income.....................      662,313        517,754       1,884,205      1,486,089
INTEREST EXPENSE
  Deposits......................................      219,501        151,275         643,981        422,189
  Federal funds borrowed and security repurchase
    agreements..................................       45,869         26,113         115,207         68,528
  Borrowed funds................................       38,094         17,023          86,469         41,615
  Corporate long-term debt......................       20,215         13,196          48,677         35,278
                                                  -----------    -----------     -----------    -----------
      Total interest expense....................      323,679        207,607         894,334        567,610
                                                  -----------    -----------     -----------    -----------
      Net interest income.......................      338,634        310,147         989,871        918,479
PROVISION FOR LOAN LOSSES.......................       28,160         19,235          74,327         59,748
                                                  -----------    -----------     -----------    -----------
      Net interest income after provision for
         loan losses............................      310,474        290,912         915,544        858,731
NONINTEREST INCOME
  Item processing revenue.......................       81,943         78,909         239,743        228,299
  Service charges on deposit accounts...........       40,325         38,790         117,424        114,728
  Trust fees....................................       35,101         28,946         102,562         94,668
  Credit card fees..............................       20,725         19,471          56,745         59,464
  Mortgage banking revenue......................       15,969         13,584          53,038         45,052
  Brokerage revenue.............................        8,686          4,798          18,915         13,988
  Other.........................................       29,475         22,655          68,420         66,508
                                                  -----------    -----------     -----------    -----------
      Total fees and other income...............      232,224        207,153         656,847        622,707
  Security gains................................        9,837          2,772          11,471          9,464
                                                  -----------    -----------     -----------    -----------
      Total noninterest income..................      242,061        209,925         668,318        632,171
NONINTEREST EXPENSE
  Salaries and employee benefits................      176,504        164,505         508,838        488,399
  Equipment.....................................       21,851         22,226          69,543         68,707
  Net occupancy.................................       23,728         22,403          69,492         67,599
  Assessments and taxes.........................       21,543         19,684          61,966         60,541
  Other.........................................      134,634        115,967         379,917        347,431
                                                  -----------    -----------     -----------    -----------
      Total noninterest expense.................      378,260        344,785       1,089,756      1,032,677
                                                  -----------    -----------     -----------    -----------
Income before income taxes......................      174,275        156,052         494,106        458,225
Income tax expense..............................       54,263         47,641         150,533        140,166
                                                  -----------    -----------     -----------    -----------
NET INCOME......................................     $120,012       $108,411       $ 343,573      $ 318,059
                                                   ==========     ==========      ==========     ==========
NET INCOME APPLICABLE TO COMMON STOCK...........     $116,291       $104,625       $ 332,411      $ 306,610
                                                   ==========     ==========      ==========     ==========
NET INCOME PER COMMON SHARE.....................         $.78           $.69           $2.24          $1.99
Average Common Shares Outstanding...............  149,737,114    152,077,200     148,677,629    154,166,306

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                       SEPTEMBER 30     December 31     September 30
                                                           1995            1994             1994
ASSETS
  Loans:
     Commercial....................................    $ 9,865,647      $8,667,539      $ 8,490,914
     International.................................         42,306          52,356           52,923
     Real estate construction......................        468,899         421,505          424,842
     Lease financing...............................        245,772         216,499          213,164
     Real estate mortgage -- nonresidential........      2,453,323       2,473,329        2,495,465
     Real estate mortgage -- residential...........      5,029,961       4,123,084        3,861,391
     Mortgage loans held for sale..................         50,256          42,064          155,289
     Consumer......................................      5,446,170       4,781,759        4,605,299
     Revolving credit..............................      2,089,353       2,256,640        1,999,325
                                                       -----------      ----------      -----------
          Total loans..............................     25,691,687      23,034,775       22,298,612
          Allowance for loan losses................        499,053         469,019          467,272
                                                       -----------      ----------      -----------
          Net loans................................     25,192,634      22,565,756       21,831,340
  Securities held to maturity (market value
     $957,748, $1,156,811 and $1,333,604,
     respectively).................................        950,839       1,176,115        1,323,727
  Securities available for sale, at market.........      3,786,782       3,218,940        3,581,608
  Federal funds sold and security resale
     agreements....................................        432,252         672,945          388,925
  Trading account assets...........................         27,982           7,940            6,091
  Other short-term money market investments........         73,968          96,615           75,643
  Cash and demand balances due from banks..........      2,226,019       2,401,728        2,074,640
  Properties and equipment.........................        421,600         389,980          386,974
  Customers' acceptance liability..................         54,745         102,005           86,779
  Accrued income and other assets..................      1,671,069       1,481,984        1,358,186
                                                       -----------      ----------      -----------
          TOTAL ASSETS.............................    $34,837,890      $32,114,008     $31,113,913
                                                       ===========      ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............    $ 4,911,651      $5,331,789      $ 4,726,733
  Savings and NOW accounts.........................      4,266,427       4,599,988        4,702,631
  Insured money market accounts....................      4,811,390       4,964,741        5,061,210
  Time deposits of individuals.....................      8,979,000       7,298,056        6,535,091
  Other time deposits..............................        521,101         472,023          397,089
  Deposits in overseas offices.....................        976,241       1,805,323        1,494,656
                                                       -----------      ----------      -----------
          Total deposits...........................     24,465,810      24,471,920       22,917,410
  Federal funds borrowed and security repurchase
     agreements....................................      2,975,090       2,608,801        2,395,827
  Borrowed funds...................................      2,588,482       1,104,989        1,832,172
  Acceptances outstanding..........................         54,745         102,005           86,779
  Accrued expenses and other liabilities...........        668,340         481,570          493,147
  Corporate long-term debt.........................      1,215,639         743,669          748,104
                                                       -----------      ----------      -----------
          TOTAL LIABILITIES........................     31,968,106      29,512,954       28,473,439
Stockholders' Equity:
  Preferred stock..................................        186,040         187,540          189,290
  Common stock.....................................      2,683,744       2,413,514        2,451,184
                                                       -----------      ----------      -----------
          TOTAL STOCKHOLDERS' EQUITY...............      2,869,784       2,601,054        2,640,474
                                                       -----------      ----------      -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................    $34,837,890      $32,114,008     $31,113,913
                                                       ===========      ===========     ===========

     See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                     (Dollars in Thousands)                               September 30
----------------------------------------------------------------------------------------------
                                                                      1995            1994
OPERATING ACTIVITIES
  Net income.....................................................  $   343,573     $   318,059
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses.................................       74,327          59,748
       Depreciation and amortization of goodwill and
          intangibles............................................       85,779          84,123
       Security gains............................................      (11,471)         (9,464)
       Net change in trading account assets......................      (10,938)        144,205
       Other gains, net..........................................       (9,663)             --
       Originations and purchases of mortgage loans held for
          sale...................................................     (320,965)     (1,053,532)
       Proceeds from the sale of mortgage loans held for sale....      318,114       1,438,865
       Net change in interest receivable.........................      (82,310)        (29,659)
       Net change in interest payable............................      107,149          27,372
       Net change in other assets................................     (140,201)         34,640
       Net change in other liabilities...........................       66,219          86,566
                                                                   -----------     -----------
          Net Cash Provided (Used) by Operating Activities.......      419,613       1,100,923
LENDING AND INVESTING ACTIVITIES
  Net change in short-term investments...........................      296,762         689,852
  Purchases of securities........................................   (3,524,469)     (1,991,820)
  Proceeds from sales of securities..............................    2,861,163       1,155,138
  Proceeds from maturities and prepayments of securities.........      659,340       1,012,982
  Net change in loans............................................   (2,176,066)     (1,433,692)
  Proceeds from sales of loans...................................       61,225              --
  Net change in properties and equipment.........................      (51,203)        (42,984)
  Acquisitions...................................................       30,156              --
                                                                   -----------     -----------
          Net Cash Provided (Used) by Lending and Investing
            Activities...........................................   (1,843,092)       (610,524)
DEPOSIT AND FINANCING ACTIVITIES
  Net change in Federal funds borrowed and security repurchase
     agreements..................................................      343,194        (686,994)
  Net change in borrowed funds...................................    1,455,666         631,161
  Net change in demand, savings, NOW, insured money market
     accounts, and deposits in overseas offices..................   (2,264,589)       (353,139)
  Net change in time deposits....................................    1,529,377         207,528
  Repayment of long-term debt....................................         (690)        (11,038)
  Proceeds from issuance of long-term debt.......................      470,630         247,080
  Dividends paid, net of tax benefit of ESOP shares..............     (154,006)       (145,760)
  Issuances of common stock......................................       24,574          18,056
  Repurchase of common and preferred stock.......................     (161,977)       (262,957)
  ESOP trust repayment...........................................        5,591           6,416
                                                                   -----------     -----------
          Net Cash Provided (Used) by Deposit and Financing
            Activities...........................................    1,247,770        (349,647)
                                                                   -----------     -----------
  Net Increase (Decrease) in Cash and Cash Equivalents...........     (175,709)        140,752
  Cash and Cash Equivalents, January 1...........................    2,401,728       1,933,888
                                                                   -----------     -----------
  Cash and Cash Equivalents, September 30........................  $ 2,226,019     $ 2,074,640
                                                                   ============    ============
SUPPLEMENTAL DISCLOSURES
  Interest paid..................................................  $   787,000     $   541,000
  Income taxes paid..............................................      126,000         142,000
  Shares issued in purchase acquisitions.........................      110,739              --

     See notes to financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Unallocated
                                                                                                                    Shares
     (Dollars in Thousands Except Per         Preferred          Common          Capital          Retained         Held by
              Share Amounts)                    Stock            Stock           Surplus          Earnings        ESOP Trust
----------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1994....................    $198,310         $635,119         $105,140        $1,841,144        $(16,446)
  Net income...............................                                                         318,059
  Common dividends paid, $.88 per share....                                                        (134,621)
  Preferred dividends paid, $3.00 per
    depositary share.......................                                                         (11,629)
  Issuance of 935,865 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        3,743           14,313
  Purchase of 9,566,800 common shares and
    180,400 depositary shares of preferred
    stock..................................      (9,020)         (38,267)         (19,741)         (195,929)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             490           6,416
  Adjustment to unrealized (loss) on
    securities available for sale, net of
    tax....................................                                                         (56,607)
                                             ------------     ------------     ------------     ------------     ------------
Balance September 30, 1994.................    $189,290         $600,595         $ 99,712        $1,760,907        $(10,030)
                                             ============     ============     ============     ============     ============
Balance January 1, 1995....................    $187,540         $590,223         $100,051        $1,732,258        $ (9,018)
  Net income...............................                                                         343,573
  Common dividends paid, $.97 per share....                                                        (143,271)
  Preferred dividends paid, $3.00 per
    depositary share.......................                                                         (11,192)
  Issuance of 1,231,554 common shares
    under corporate stock and dividend
    reinvestment plans.....................                        4,933           19,641
  Issuance of 4,267,760 common shares
    pursuant to acquisitions...............                       17,071           93,668
  Purchase of 5,657,200 common shares and
    30,000 depositary shares of preferred
    stock..................................      (1,500)         (22,635)         (14,273)         (123,569)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             457           5,591
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                                         100,236
                                             ------------     ------------     ------------     ------------     ------------
Balance September 30, 1995.................    $186,040         $589,592         $199,087        $1,898,492        $ (3,427)
                                             ============     ============     ============     ============     ============
     (Dollars in Thousands Except Per
              Share Amounts)                    Total
--------------------------------------------------------
Balance January 1, 1994....................   $2,763,267
  Net income...............................      318,059
  Common dividends paid, $.88 per share....     (134,621)
  Preferred dividends paid, $3.00 per
    depositary share.......................      (11,629)
  Issuance of 935,865 common shares under
    corporate stock and dividend
    reinvestment plans.....................       18,056
  Purchase of 9,566,800 common shares and
    180,400 depositary shares of preferred
    stock..................................     (262,957)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        6,906
  Adjustment to unrealized (loss) on
    securities available for sale, net of
    tax....................................      (56,607)
                                             ------------
Balance September 30, 1994.................   $2,640,474
                                             ============
Balance January 1, 1995....................   $2,601,054
  Net income...............................      343,573
  Common dividends paid, $.97 per share....     (143,271)
  Preferred dividends paid, $3.00 per
    depositary share.......................      (11,192)
  Issuance of 1,231,554 common shares
    under corporate stock and dividend
    reinvestment plans.....................       24,574
  Issuance of 4,267,760 common shares
    pursuant to acquisitions...............      110,739
  Purchase of 5,657,200 common shares and
    30,000 depositary shares of preferred
    stock..................................     (161,977)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        6,048
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................      100,236
                                             ------------
Balance September 30, 1995.................   $2,869,784
                                             ============

See notes to financial statements.




NOTES TO FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
     On January 1, 1996, the Corporation plans to adopt SFAS No. 122 "Accounting for Mortgage Servicing Rights." The adoption of this accounting standard is not expected to have a material impact on the financial position or results of operations of the Corporation.
     Certain prior period amounts have been reclassified to conform with current period presentation.

2. ACQUISITIONS

     On July 1, 1995, the Corporation acquired United Bancorp of Kentucky, Inc.
(UBK), a $625 million asset bank holding company headquartered in Lexington, Kentucky. The Corporation paid approximately $75 million for the common and preferred stock of UBK, consisting of approximately 2.5 million shares of common stock and $10 million in cash. The transaction was accounted for as a purchase. Total goodwill in the transaction was approximately $39 million and will be amortized over 20 years.
     On July 13, 1995, the Corporation acquired, for cash, the net assets of Raffensperger, Hughes & Co., a full-service investment banking/brokerage firm headquartered in Indianapolis, Indiana in a purchase transaction. The cost of the acquisition was not material to the Corporation.

     On August 28, 1995, the Corporation announced the signing of a definitive merger agreement with Integra Financial Corporation, a $15 billion asset bank holding company headquartered in Pittsburgh, Pennsylvania. The merger agreement calls for an exchange of two shares of National City common stock for each share of Integra. The transaction will be accounted for as a pooling of interests, and is expected to close in the second quarter of 1996, subject to regulatory and shareholder approvals.

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

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
     On January 1, 1995, the Corporation adopted SFAS No. 114 "Accounting By Creditors For Impairment of a Loan." Under this accounting standard, the 1995 allowance for loan losses includes an evaluation based on the fair value of the collateral for certain collateral dependent loans and/or discounted cash flows using the loan's initial effective interest rate. The adoption of the accounting standard did not have a material effect on the financial position or results of operations of the Corporation.
     The following table summarizes the activity in the allowance for loan losses:

                                           Nine Months Ended
                                             September 30
                                          -------------------
             (In Thousands)                 1995       1994
-------------------------------------------------------------
Balance at beginning of year............. $469,019   $443,412
Provision................................   74,327     59,748
Reserves acquired (sold).................    7,749      3,458
Charge-offs:
  Commercial.............................   18,871     22,495
  Real estate -- construction............    3,075        298
  Real estate -- commercial..............    5,651      4,864
  Real estate -- residential.............    1,048      1,551
  Revolving credit.......................   44,824     27,599
  Consumer...............................   26,117     23,877
                                          --------   --------
  Total charge-offs......................   99,586     80,684
Recoveries:
  Commercial.............................   11,470     12,742
  Real estate -- construction............    1,696      1,095
  Real estate -- commercial..............    7,502        871
  Real estate -- residential.............      817        723
  Revolving credit.......................    9,257      8,272
  Consumer...............................   16,802     17,635
                                          --------   --------
  Total recoveries.......................   47,544     41,338
                                          --------   --------
Net charge-offs..........................   52,042     39,346
                                          --------   --------
Balance at end of period................. $499,053   $467,272
                                          =========  =========

     The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective and it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.
     Table 5 on page 13 provides detail regarding nonperforming loans. At September 30, 1995, loans that were considered to be impaired under SFAS No. 114 totalled $71 million, all of which were included in nonperforming assets. The related allowance allocated to these loans was $14 million. The contractual interest due and actual interest recorded on impaired loans, as well as on total nonperforming assets, for the nine months ended September 30, 1995 was $5.6 million and $7.5 million, respectively.

5. SECURITIES
     The following is a summary of securities held to maturity and available for sale:

                                SEPTEMBER 30, 1995
                  ----------------------------------------------
                              UNREALIZED  UNREALIZED    MARKET
 (In Thousands)      COST       GAINS       LOSSES      VALUE
----------------------------------------------------------------
Held to Maturity:
U.S. Treasury and
  Federal agency
  debentures..... $   33,867   $    108    $    198   $   33,777
Mortgage-backed
  securities.....    551,977      2,837       9,357      545,457
States and
  political
  subdivisions...    316,927     17,738       4,191      330,474
Other............     48,068         52          80       48,040
                  ----------  ----------  ----------  ----------
  Total held to
    maturity.....    950,839     20,735      13,826      957,748
Available for
  Sale:
U.S. Treasury and
  Federal agency
  debentures.....  1,317,310      5,703      12,478    1,310,535
Mortgage-backed
  securities.....  2,132,888     17,235       6,922    2,143,201
States and
  political
  subdivisions...     26,943        323           3       27,263
Other............    236,749     80,832      11,798      305,783
                  ----------  ----------  ----------  ----------
  Total available
    for sale.....  3,713,890    104,093      31,201    3,786,782
                  ----------  ----------  ----------  ----------
  Total
    securities... $4,664,729   $124,828    $ 45,027   $4,744,530
                  ==========  ==========  ==========  ==========

                                 September 30, 1994
                   ----------------------------------------------
                               Unrealized  Unrealized    Market
  (In Thousands)      Cost       Gains       Losses      Value
-----------------------------------------------------------------
Held to Maturity:
U.S. Treasury and
  Federal agency
  debentures...... $  134,358   $     --    $    909   $  133,449
Mortgage-backed
  securities......    656,140      2,373      25,131      633,382
States and
  political
  subdivisions....    468,058     39,428       5,886      501,600
Other.............     65,171        146         144       65,173
                   ----------  ----------  ----------  ----------
  Total held to
    maturity......  1,323,727     41,947      32,070    1,333,604
Available for
  Sale:
U.S. Treasury and
  Federal agency
  debentures......  1,462,178      4,598      31,585    1,435,191
Mortgage-backed
  securities......  1,889,025      1,243      34,903    1,855,365
States and
  political
  subdivisions....     31,556        279          22       31,813
Other.............    232,139     36,571       9,471      259,239
                   ----------  ----------  ----------  ----------
  Total available
    for sale......  3,614,898     42,691      75,981    3,581,608
                   ----------  ----------  ----------  ----------
  Total
    securities.... $4,938,625   $ 84,638    $108,051   $4,915,212
                   ==========  ==========  ==========  ==========

     For the nine months ended September 30, 1995 and 1994, gross gains of $26.5 million and $13.9 million, and gross losses of $15.0 million and $4.4 million were realized, respectively.
     At September 30, 1995, the unrealized appreciation in securities available for sale included in retained earnings totalled $47.4 million, net of tax, compared to unrealized depreciation of $(21.6) million, net of tax, at September 30, 1994. The Corporation's debt securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to earnings.
     For the nine months ended September 30, 1995, the following represents the segregation of cash flows between securities available for sale and securities held to maturity:

                            AVAILABLE    HELD TO
      (In Thousands)         FOR SALE    MATURITY     TOTAL
--------------------------------------------------------------
September 30, 1995:
  Purchases of
    securities............. $3,505,464   $ 19,005   $3,524,469
  Proceeds from sale of
    securities.............  2,861,163         --    2,861,163
  Proceeds from maturities
    of securities..........    300,311    359,029      659,340
September 30, 1994:
  Purchases of
    securities............. $1,875,207   $116,613   $1,991,820
  Proceeds from sale of
    securities.............  1,155,138         --    1,115,138
  Proceeds from maturities
    of securities..........    445,450    567,532    1,012,982

     As of September 30, 1995, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

6. BORROWED FUNDS

                                SEPT 30         Dec 31        Sept 30
      (In Thousands)              1995           1994           1994
-----------------------------------------------------------------------
U.S. Treasury demand
  notes and Federal
  funds borrowed-term......    $  869,428     $  159,949     $  759,103
Notes payable to Student
  Loan Marketing
  Association..............       600,000        300,000        300,000
Bank notes.................       439,524             --             --
Military banking
  liabilities..............       146,503        215,951        264,789
Other......................        62,487         49,754         72,995
                               ----------     ----------     ----------
  Bank subsidiaries........     2,117,942        725,654      1,396,887
Commercial paper...........       470,493        379,276        435,224
Other......................            47             59             61
                               ----------     ----------     ----------
  Other subsidiaries.......       470,540        379,335        435,285
                               ----------     ----------     ----------
        Total..............    $2,588,482     $1,104,989     $1,832,172
                               ==========     ==========     ==========

7. CORPORATE LONG-TERM DEBT

                                    SEPT 30        Dec 31      Sept 30
        (In Thousands)                1995          1994         1994
-----------------------------------------------------------------------
7.20% Sub. Notes due 2005......    $  250,000     $     --     $     --
  Less discount................          (193)          --           --
6 5/8% Sub. Notes due 2004.....       250,000      250,000      250,000
  Less discount................        (1,090)      (1,187)      (1,220)
8 3/8% Notes due 1996..........       100,000      100,000      100,000
  Less discount................           (34)         (94)        (114)
Floating Rate Sub. Notes due
 1997..........................        75,000       75,000       75,000
  Less discount................           (25)         (39)         (44)
9 7/8% Sub. Notes due 1999.....        65,000       65,000       65,000
  Less discount................          (187)        (222)        (233)
Floating Rate Notes due 1997...        50,000       50,000       50,000
  Less discount................           (43)         (59)         (64)
Other..........................         2,881        3,377        7,900
                                   ----------     --------     --------
  Total parent company.........       791,309      541,776      546,225
7.25% Sub. Notes due 2010......       225,000           --           --
  Less discount................        (2,425)          --           --
6 1/2% Sub. Notes due 2003.....       200,000      200,000      200,000
  Less discount................          (568)        (624)        (643)
Other..........................         2,323        2,517        2,522
                                   ----------     --------     --------
  Total subsidiaries...........       424,330      201,893      201,879
                                   ----------     --------     --------
        Total..................    $1,215,639     $743,669     $748,104
                                   ==========     =========    =========

     In May 1995, the Corporation issued $250 million principal amount of 7.20% Subordinated Notes Due 2005. Interest on the notes is payable semiannually. The notes are not redeemable prior to their maturity and qualify as Tier 2 capital for regulatory purposes.
     In July 1995, five subsidiary banks of the Corporation issued a combined $225 million principal amount of 7.25% Subordinated Bank Notes Due 2010. The notes are not redeemable prior to their maturity and qualify as Tier 2 capital for regulatory purposes.

     A credit agreement with a group of banks allows the Corporation to borrow up to $300 million until June 30, 1998, with a provision to extend the expiration date, under certain circumstances. The Corporation pays an annual fee of 1/8 percent on the amount of the line. There were no borrowings outstanding under this agreement at September 30, 1995.

8. STOCKHOLDERS' EQUITY

                                 SEPT 30         Dec 31          Sept 30
   (Outstanding Shares)           1995            1994            1994
--------------------------------------------------------------------------
Preferred Stock, no par
 value, authorized
 5,000,000 shares..........        744,160         750,160         757,160
Common Stock, $4.00
 par value, authorized
 350,000,000 shares........    147,397,746     147,555,632     150,148,676

9. INCOME TAX EXPENSE

     The composition of income tax expense follows:

                                      Nine Months Ended
                                        September 30
                                 ---------------------------
        (In Thousands)              1995            1994
------------------------------------------------------------
Applicable to income exclusive
  of security transactions.....   $ 147,854       $ 136,793
Applicable to security
  transactions.................       2,679           3,373
                                 -----------     -----------
        Total..................   $ 150,533       $ 140,166
                                 ===========     ===========

     The effective tax rate was approximately 30.5% and 30.6% for the nine months ended September 30, 1995 and 1994, respectively.

10. REGULATORY DIVIDENDS
     A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At September 30, 1995, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $282 million of dividends. During the first nine months of 1995, dividends totalling $5.4 million were declared and $119 million of previously declared dividends were paid to the Parent company.

11. EARNINGS PER SHARE
     The calculation of net income per common share follows:

                         Three Months             Nine Months
   (Dollars In              Ended                    Ended
    Thousands,             Sept 30                  Sept 30
 except per share  ------------------------ ------------------------
     amounts)         1995         1994        1995         1994
--------------------------------------------------------------------
PRIMARY:
 Net income.......    $120,012     $108,411    $343,573     $318,059
 Less preferred
   dividend
   requirements...       3,721        3,786      11,162       11,449
                   -----------  ----------- -----------  -----------
 Net income
   applicable to
   common stock...    $116,291     $104,625    $332,411     $306,610
                   ============= ============= ============= =============
 Average common
   shares
   outstanding.... 149,737,114  152,077,200 148,677,629  154,166,306
                   ============= ============= ============= =============
 Net income per
   common share...        $.78         $.69       $2.24        $1.99
                   ============= ============= ============= =============
ASSUMING FULL
 DILUTION:
 Net income.......    $120,012     $108,411    $343,573     $318,059
                   ============= ============= ============= =============
 Average common
   shares
   outstanding.... 149,737,114  152,077,200 148,677,629  154,166,306
 Stock option
   adjustment.....      74,096       85,008      74,096       85,008
 Preferred stock
   adjustment.....   8,870,387    9,025,347   8,870,387    9,025,347
                   -----------  ----------- -----------  -----------
 Average common
   shares
   outstanding, as
   adjusted....... 158,681,597  161,187,555 157,622,112  163,276,661
                   ============= ============= ============= =============
 Pro forma fully
   diluted net
   income per
   common share...        $.76         $.67       $2.18        $1.95
                   ============= ============= ============= =============

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY
     Net income for the quarter ended September 30, 1995 was $120.0 million, or $.78 per common share, compared with $108.4 million, or $.69 per common share, for the quarter ended September 30, 1994, representing a 13% increase per share.
     Per share earnings were $2.24 for the first nine months, versus $1.99 in 1994, also up 13%. Net income for the first nine months was $343.6 million, compared with $318.1 million in the prior year.
     Returns on average common equity for the third quarter and nine months of 1995 were 17.60% and 17.72%, respectively, compared with 17.21% and 16.87%, respectively, for the same periods in 1994. Returns on average assets for the third quarter and year-to-date 1995 were 1.37%, compared with 1.41% and 1.40%, respectively, for the same periods last year.
     Net income per share included net after-tax security gains of $.05 for the third quarter 1995 and $.06 year-to-date, compared with $.01 and $.04 per share for the third quarter and year-to-date 1994, respectively.
     The improved profitability for the quarter and first nine months was due to strong loan growth which resulted in higher net interest income. Total loans of $25.7 billion at September 30, 1995, were 15% higher than a year ago. Excluding the effects of two acquisitions that closed in the first and third quarters, loans increased 12% from a year ago. Higher fee income during the quarter and year-to-date also contributed to the growth in earnings.
     Partially offsetting revenue growth were higher loan loss provisions and noninterest expenses.

UNIT PROFITABILITY
     Table 1 presents profitability contributions by the Corporation's major units to consolidated results. The units shown are reflective of how management operates and monitors these businesses internally. Cost allocations for centrally provided services are included in the reported amounts approximating the pro-rata cost to the units for the use of those services. Equity has been allocated among the business units to reflect well-capitalized levels as defined by bank regulatory agencies. Corporate and retail banking net income results include actual interest earned and paid on transactions with customers, with adjustments for matched-maturity, internal funds transfer charges and credits for loans and deposits. Investment securities and all gains and losses associated with interest rate risk are reported in the investment/funding unit.
     Corporate banking earnings increased 17% for the first nine months of 1995 from the same period a year ago due primarily to higher net interest income and a decline in non-interest expenses. The higher net interest income resulted from strong loan growth.
     The 39% increase in retail banking net income was due to higher net interest income from loan growth as well as wider spreads on transaction accounts.
     The increase in national credit card net income was due primarily to a gain on the sale of a credit card portfolio offset somewhat by a higher loan loss provision and costs associated with new account acquisitions.
     The loss in investment/funding was due to narrower spreads on investment securities and interest rate swaps, reflecting a flat yield curve.
     The increased profitability in the item processing subsidiary was due to increased volume and expense control measures. The lower return on equity relative to the other functional units reflects a higher equity allocation to this business as if it were an independent business.
     The increase in mortgage banking net income was due to gains on the sale of mortgage servicing in 1995.

EARNING ASSETS AND
INTEREST-BEARING LIABILITIES
     Average earning assets totalled $31,251 million for the quarter ended September 30, 1995, an increase of 4% from the quarter ended June 30, 1995 and 15% from the third quarter 1994. The increase in the third quarter was due to a combination of higher average loan balances and acquisitions.

TABLE 1: UNIT PROFITABILITY

                                                                                  NINE MONTHS ENDED           Nine months ended
                                                                                 SEPTEMBER 30, 1995          September 30, 1994
                                                                                ---------------------       ---------------------
                                                                                 NET        RETURN ON        Net        Return on
                            (Dollars in Millions)                               INCOME       EQUITY         Income       Equity
 ------------------------------------------------------------------------------------------------------------------------------
Corporate banking............................................................   $161.5         19.90%       $138.4         16.74%
Retail banking...............................................................   187.0          24.06        134.5          18.76
National credit card.........................................................     7.3          11.21          6.3           9.08
Investment/funding...........................................................   (36.5 )      ( 17.51)        26.2           9.06
Trust........................................................................    25.9          27.19         24.7          23.88
Item processing..............................................................    15.2          13.34         11.6          11.49
Mortgage banking.............................................................     4.5          17.62           .7           6.37
Corporate....................................................................   (21.3)            --        (24.3)            --
                                                                               ------                      ------
   Total.....................................................................  $343.6          17.72%      $318.1          16.87%
                                                                               ======                      ======

     Average core deposits increased slightly in the third quarter versus the second quarter due mainly to the acquisition of United Bancorp of Kentucky.

NET INTEREST INCOME
     On a fully taxable equivalent basis, net interest income was $343.7 million in the third quarter compared with $317.4 million for the third quarter in 1994. For the first nine months of 1995, fully taxable equivalent net interest income increased 7% to $1,006.8 million from $940.8 million in 1994.
     The tax equivalent net interest margin was 4.39% in the quarter ended September 30, 1995, compared with 4.47% and 4.68% for the quarters ended June 30, 1995 and September 30, 1994, respectively. The decline in the third quarter margin was primarily due to lower spreads from the use of purchased funding to support loan growth.
     Management attempts to prevent adverse swings in net interest income resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, simulation and duration analyses.
     At September 30, 1995, the Corporation was slightly more asset-sensitive than at December 31, 1994. The cumulative one-year gap was (7.2)% of adjusted earning assets compared to (7.4)% at year-end 1994. The earnings simulation model projects that net income would increase by 1.0% if rates rose two percentage points over the next year. At the end of 1994, the corresponding change was .8% of net income. The Corporation's duration model indicates that a two percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cash flows by an amount equal to 1.2% of total assets, compared to 1.0% at year-end 1994.
     During the first nine months of 1995, the notional outstandings of interest-rate swap agreements increased by $1,294 million while the notional amount of interest-rate caps, floors and corridors increased by $1,811 million. The net unrealized gains in the derivative portfolio were $37 million at September 30, 1995, compared to unrealized losses of $199 million at December 31, 1994. The contribution to net interest income of the interest-rate derivative portfolio is presented in Table 2.

FEES AND OTHER INCOME
     Fee income was $232.2 million for the third quarter 1995, up 12% from $207.2 million for the third quarter 1994. Year-to-date fee income was $656.8 million, compared with $622.7 million for the same period in 1994, an increase of 5%. The increase in the third quarter and first nine months versus a year ago is primarily due to a $9.2 million gain, recorded as other income, on the sale of $50 million credit card receivables in September. The acquisition of Raffensperger Hughes & Co., a full-service investment banking/brokerage firm, increased brokerage revenue. Trust fees also increased.
     Year-to-date fee income also included $14.1 million from gains on the sale of mortgage servicing realized during the first half of 1995. Fee income year-to-date in 1994 included a $4.3 million gain on the sale of mortgage servicing.
     During the month of September a $440 million credit card securitization was transacted. Impact on third quarter results was

TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                                                                             Nine months ended
                                                                                                                September 30
                                                                                                            --------------------
                                              (In Millions)                                                  1995          1994
--------------------------------------------------------------------------------------------------------------------------------
Interest adjustment to loans..............................................................................  $ (11.6)      $ 36.5
Interest adjustment to securities.........................................................................     (2.5)       (13.2)
                                                                                                            -------       ------
  Interest adjustment to earning assets...................................................................    (14.1)        23.3
Interest adjustment to deposits...........................................................................    (10.3)       (10.3)
                                                                                                            -------       ------
  Effect on net interest income...........................................................................    $(3.8)      $ 33.6
                                                                                                             ======        =====

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

TABLE 3: FULL-TIME EQUIVALENT STAFFING AND OVERHEAD PERFORMANCE MEASURES

                                 SEPTEMBER 30, 1995                         September 30, 1994
                       --------------------------------------     --------------------------------------
                       FULL-TIME                                  Full-Time
                       EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                         STAFF         RATIO         RATIO          Staff         Ratio         Ratio
---------------------------------------------------------------------------------------------------------
Corporate and retail
  banking.............    11,664        42.42%         52.77%        11,590        47.70%        58.35%
National credit
  card................       632        47.55          57.51            529        57.01         63.51
Investment/ funding...       446         8.70       (120.27)            287      (18.98)         52.96
Trust.................     1,052           --          64.88          1,001           --         63.82
Item processing.......     5,661           --          89.91          5,277           --         91.23
Mortgage banking......       707           --          87.34            754           --         97.68
Corporate.............       610           --             --            660           --            --
                        --------                                   --------
    Total.............    20,772        43.00%         65.50%        20,098        43.58%        66.05%
                        ========                                   ========

minimal, but future quarters will reflect increased fee income from servicing the securitized receivables with an offsetting decline in net interest income.

NONINTEREST EXPENSES
     Noninterest expenses were $378.3 million for the quarter ended September 30, 1995, compared with $344.8 million for the corresponding quarter in 1994. Year-to-date noninterest expenses were $1,089.8 million compared with $1,032.7 million in 1994. For the first nine months, approximately $9.0 million of the increase in expenses was due to higher business volumes at the item processing subsidiary and approximately $13.0 million from acquisitions. Third quarter 1995 included $4.0 million one-time professional fees related to the proposed acquisition of Integra Financial Corporation as well as $4.3 million of other nonrecurring expenses. Year to date nonrecurring expenses totaled $12.8 million. There were no unusual items for the first nine months of 1994.
     Total staff at September 30, 1995 increased from the second quarter due to acquisitions. The United Bancorp of Kentucky acquisition added 353 in staff and the Raffensperger, Hughes acquisition added 148 employees. Compared to a year ago, total staff increased due to acquisitions and growth at the item processing subsidiary.

ASSET QUALITY
     The allowance for loan losses was $499.1 million at September 30, 1995 representing 1.94% of loans outstanding at that date. This ratio was 2.04% at year-end 1994 and 2.10% at September 30, 1994.
     The provision for loan losses increased to $28.2 million for the third quarter 1995 and $74.3 million year-to-date from $19.2 million and $59.7 million for the same periods in 1994, respectively.
     Net charge-offs were $20.3 million and $15.8 million for the quarters ended September 30, 1995 and 1994, respectively, and $52.0 million and $39.3 million, respectively, for the first nine months of 1995 and 1994.
     Table 4 shows net charge-offs as a percentage of average loans by portfolio type.
     Table 5 summarizes nonperforming assets and related data.
     Nonperforming assets of $130 million at September 30, 1995 declined by $14 million from the prior quarter and $25 million from a year ago. The decline in OREO was due to the sale of foreclosed properties.
     Nonperforming assets as a percentage of loans and OREO were .51% at September 30, 1995 compared with .69% at September 30, 1994, and .56% at December 31, 1994.

CAPITAL
     Table 6 reflects various measures of capital at quarter-end.
The changes in the ratios from a year ago reflect lower capital levels that have resulted from the repurchase of outstanding capital stock and a slightly higher asset base. Book value per common share was $18.21 at September 30, 1995, compared with $16.33 at September 30, 1994 and $16.36 at December 31, 1994.

TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
        AVERAGE LOANS

                                                                                                                  First Nine
                                                                                             Third Quarter          Months
                                                                                             --------------     --------------
                                                                                             1995     1994      1995     1994
------------------------------------------------------------------------------------------------------------------------------
Commercial.................................................................................. .10 %     .20 %    .10 %      .15%
Real estate -- construction................................................................. (.03)    (.07)     .41       (.25)
Real estate -- commercial...................................................................  .16      .19     (.10)       .22
Real estate -- residential.................................................................. (.02)     .03      .01        .03
Revolving credit............................................................................ 2.12     1.64     2.03       1.53
Consumer....................................................................................  .32      .22      .24        .19
Total net charge-offs to average loans......................................................  .32      .29      .28        .24

TABLE 5: NONPERFORMING ASSETS

                                                                                                SEPT 30     Dec 31      Sept 30
                                        (In Millions)                                            1995        1994        1994
--------------------------------------------------------------------------------------------------------------------------------
Commercial:
  Nonaccrual..................................................................................  $  66.0     $ 58.8      $  58.3
  Restructured................................................................................       .1         --           .7
                                                                                               ---------    -------    ---------
    Total commercial..........................................................................     66.1       58.8         59.0
Real estate related:
  Nonaccrual..................................................................................     50.4       48.8         56.9
  Restructured................................................................................      4.3        4.4          4.5
                                                                                               ---------    -------    ---------
    Total real estate related.................................................................     54.7       53.2         61.4
                                                                                               ---------    -------    ---------
    Total nonperforming loans.................................................................    120.8      112.0        120.4
Other real estate owned (OREO)................................................................      9.1       16.5         34.7
                                                                                               ---------    -------    ---------
Nonperforming assets..........................................................................  $ 129.9     $128.5      $ 155.1
                                                                                               ========    =======     =========
Loans 90 days past-due accruing interest......................................................  $  38.6     $ 27.9      $  48.4
                                                                                               ========    =======     =========

     The book value at September 30, 1995 and December 31, 1994 included $.32 and $(.34), respectively, related to the market value appreciation/ (depreciation) of securities available for sale.
     In May 1995, the Corporation issued $250 million principal amount of 7.2% Subordinated Notes which qualify as Tier 2 capital for regulatory purposes. In July 1995, five subsidiary banks of the Corporation issued a combined $225 million principal amount of 7.25% Subordinated Notes which qualify as Tier 2 capital for regulatory purposes.
     In the first three quarters of 1995, approximately 5.6 million shares of common stock were repurchased in the open market. At September 30, 1995, the Corporation had authorization to acquire an additional 3.8 million common shares.

TABLE 6: CAPITAL AND CAPITAL/ASSET RATIOS

                                   SEPT 30, 1995             Dec 31, 1994            Sept 30, 1994
       (In Millions)             AMOUNT       RATIO       Amount       Ratio       Amount       Ratio
-------------------------------------------------------------------------------------------------------
Total equity1...............    $2,869.8       8.24 %    $2,601.1       8.10 %    $2,640.5       8.49 %
Common equity1..............     2,683.7       7.70       2,413.5       7.52       2,451.2       7.88
Tangible common equity2.....     2,239.0       6.51       2,026.4       6.39       2,062.7       6.71
Tier 1 capital3.............     2,521.6       8.84       2,442.2       8.45       2,446.9       9.30
Total risk-based capital4...     3,874.1      13.58       3,374.8      11.68       3,357.0      12.76
Leverage ratio5.............     2,521.6       7.30       2,442.2       7.82       2,446.9       8.09


---------------

1 Computed in accordance with generally accepted accounting principles, including unrealized market value adjustment of securities available for sale.

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


CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                    Three Months               Nine Months
                    (Dollars In Millions)                        Ended September 30        Ended September 30

---------------------------------------------------------------------------------------------------------------
                                                                  1995         1994         1995         1994
                                                                --------     --------     --------     --------
ASSETS
Earning Assets:
Loans:
  Commercial..................................................  $ 10,430     $  9,062     $ 10,033     $  9,101
  Real estate mortgage--nonresidential........................     2,474        2,491        2,453        2,417
  Real estate mortgage--residential...........................     4,899        3,724        4,557        3,576
  Mortgage loans held for sale................................       111          177           79          280
  Consumer....................................................     5,324        4,498        5,084        4,358
  Revolving credit............................................     2,398        1,863        2,340        1,688
                                                                --------     --------     --------     --------
    Total loans...............................................    25,636       21,815       24,546       21,420
Securities....................................................     5,155        4,723        4,868        4,778
Federal funds sold and security resale agreements.............       349          475          464          518
Trading account assets........................................        18            8           17           17
Eurodollar time deposits in banks.............................         7            1            2          143
Other short-term money market investments.....................        86          166           88          126
                                                                --------     --------     --------     --------
    Total earning assets......................................    31,251       27,188       29,985       27,002
Allowance for loan losses.....................................      (496)        (467)        (485)        (458)
Market value appreciation (depreciation) of securities
  available for sale..........................................        57          (14)           4           12
Cash and demand balances due from banks.......................     2,049        2,012        2,038        2,024
Properties and equipment......................................       423          390          405          390
Customers' acceptance liability...............................        86           68           99           64
Accrued income and other assets...............................     1,467        1,333        1,423        1,294
                                                                --------     --------     --------     --------
    Total assets..............................................  $ 34,837     $ 30,510     $ 33,469     $ 30,328
                                                                 =======      =======      =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits.............................................  $  4,738     $  4,713     $  4,660     $  4,772
  Savings and NOW accounts....................................     4,342        4,872        4,410        5,070
  Insured money market accounts...............................     4,842        5,129        4,788        5,226
  Time deposits of individuals................................     8,926        6,449        8,532        6,269
  Other time deposits.........................................       514          448          504          476
  Deposits in overseas office.................................     1,191        1,125        1,586          828
                                                                --------     --------     --------     --------
    Total deposits............................................    24,553       22,736       24,480       22,641
  Federal funds borrowed and security repurchase agreements...     3,059        2,453        2,760        2,532
  Borrowed funds..............................................     2,590        1,497        1,994        1,356
  Acceptances outstanding.....................................        86           68           99           64
  Accrued expenses and other liabilities......................       587          405          525          411
  Corporate long-term debt....................................     1,154          750          917          701
                                                                --------     --------     --------     --------
    Total liabilities.........................................    32,029       27,909       30,775       27,705
STOCKHOLDERS' EQUITY:
  Preferred stock.............................................       186          189          186          193
  Common stock................................................     2,622        2,412        2,508        2,430
                                                                --------     --------     --------     --------
    Total stockholders' equity................................     2,808        2,601        2,694        2,623
                                                                --------     --------     --------     --------
    Total liabilities and stockholders' equity................  $ 34,837     $ 30,510     $ 33,469     $ 30,328
                                                                 =======      =======      =======      =======

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

               (Dollars In Millions)                                  Daily Average Balance

----------------------------------------------------------------------------------------------------------
                                                                   1995                        1994
                                                       -----------------------------    ------------------
                                                        THIRD     Second      First     Fourth      Third
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $10,430    $10,141    $ 9,528    $ 9,225    $ 9,062
    Real estate mortgage............................     7,484      6,959      6,817      6,565      6,392
    Consumer........................................     7,722      7,404      7,136      6,800      6,361
                                                       -------    -------    -------    -------    -------
      Total loans...................................    25,636     24,504     23,481     22,590     21,815
  Securities:
    Taxable.........................................     4,554      4,344      3,805      3,976      3,977
    Tax-exempt......................................       601        637        656        718        746
                                                       -------    -------    -------    -------    -------
      Total securities..............................     5,155      4,981      4,461      4,694      4,723
  Federal funds sold................................        78         85         74         87         76
  Security resale agreements........................       271        402        485        499        399
  Eurodollar time deposits in banks.................         7         --         --         --          1
  Short-term money market investments...............       104        102        111        159        174
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    31,251     30,074     28,612     28,029     27,188
Market value appreciation (depreciation) of
  securities available for sale.....................        57         10        (56)       (56)       (14)
Allowance for loan losses...........................      (496)      (482)      (477)      (475)      (467)
Cash and demand balances due from banks.............     2,049      2,048      2,017      2,133      2,012
Properties and equipment............................       423        397        395        390        390
Customers' acceptance liability.....................        86        106        106         86         68
Accrued income and other assets.....................     1,467      1,368      1,426      1,359      1,333
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $34,837    $33,521    $32,023    $31,466    $30,510
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings and NOW accounts..........................   $ 4,342    $ 4,348    $ 4,543    $ 4,661    $ 4,872
  Insured money market accounts.....................     4,842      4,759      4,762      5,058      5,129
  Time deposits of individuals......................     8,926      8,632      8,040      6,708      6,449
  Other time deposits...............................       514        517        480        495        448
  Deposits in overseas offices......................     1,191      1,645      1,931      1,612      1,125
  Federal funds borrowed............................     1,335      1,408      1,133      1,280      1,218
  Security repurchase agreements....................     1,724      1,494      1,199      1,281      1,235
  Borrowed funds....................................     2,590      1,969      1,411      1,593      1,497
  Corporate long-term debt..........................     1,154        848        743        746        750
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    26,618     25,620     24,242     23,434     22,723
  Non-interest bearing deposits.....................     4,738      4,632      4,610      4,873      4,713
  Acceptances outstanding...........................        86        106        106         86         68
  Accrued expenses and other liabilities............       587        498        459        464        405
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    32,029     30,856     29,417     28,857     27,909
      Stockholders' equity..........................     2,808      2,665      2,606      2,609      2,601
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $34,837    $33,521    $32,023    $31,466    $30,510
                                                       =======    =======    =======    =======    =======
Net interest income.......................................................................................
Interest spread...........................................................................................
Contribution of non-interest bearing sources of funds.....................................................
Net interest margin.......................................................................................

                      Quarterly Interest                                        Average Annualized Rate
    -------------------------------------------------------     -------------------------------------------------------
                 1995                          1994                          1995                          1994
    -------------------------------     -------------------     -------------------------------     -------------------
     THIRD      Second       First      Fourth       Third       THIRD      Second       First      Fourth       Third
    QUARTER     Quarter     Quarter     Quarter     Quarter     QUARTER     Quarter     Quarter     Quarter     Quarter
    -------     -------     -------     -------     -------     -------     -------     -------     -------     -------



    $224.2      $215.8      $201.7      $190.4      $178.0        8.53%       8.54%       8.58%       8.19%       7.80%
     155.5       144.4       137.8       130.7       124.4        8.31        8.30        8.09        7.97        7.78
     200.2       189.3       174.7       162.9       148.9       10.31       10.24        9.88        9.53        9.31
    -------     -------     -------     -------     -------
     579.9       549.5       514.2       484.0       451.3        9.00        8.99        8.83        8.53        8.23

      68.5        68.0        57.1        55.2        51.8        6.00        6.27        6.02        5.54        5.19
      12.3        13.3        14.0        14.6        15.3        8.14        8.32        8.52        8.12        8.18
    -------     -------     -------     -------     -------
      80.8        81.3        71.1        69.8        67.1        6.25        6.53        6.39        5.94        5.66
       1.1         1.3         1.1         1.2          .9        5.67        6.14        6.14        5.25        4.86
       4.0         6.3         6.8         6.6         4.5        5.89        6.29        5.72        5.24        4.51
        .1          --          --          .1          --        5.89          --          --          --        2.93
       1.5          .8         1.4         1.2         1.2        5.56        3.04        5.00        3.09        2.85
    -------     -------     -------     -------     -------

    $667.4      $639.2      $594.6      $562.9      $525.0        8.50%       8.52%       8.38%       8.00%       7.69%












    $ 29.2      $ 29.4      $ 30.3      $ 30.9      $ 31.7        2.67%       2.71%       2.71%       2.63%       2.59%
      34.8        33.1        31.7        31.2        29.9        2.85        2.79        2.70        2.45        2.31
     131.3       125.7       108.7        82.1        72.6        5.84        5.84        5.48        4.85        4.47
       7.1         7.1         6.3         5.7         4.5        5.50        5.50        5.25        4.61        4.00
      17.1        24.6        27.7        20.8        12.6        5.71        5.99        5.81        5.13        4.44
      23.3        19.8        14.3        17.6        13.9        6.92        5.66        5.12        5.45        4.54
      22.5        20.2        14.8        15.1        12.2        5.20        5.45        5.04        4.69        3.91
      38.1        28.4        20.0        20.1        17.0        5.84        5.78        5.74        5.12        4.15
      20.2        15.1        13.4        14.0        13.2        6.94        7.14        7.30        7.42        6.98
    -------     -------     -------     -------     -------

     323.6       303.4       267.2       237.5       207.6        4.83%       4.75%       4.42%       4.03%       3.60%
    -------     -------     -------     -------     -------






    $343.8      $335.8      $327.4      $325.4      $317.4
    =======     =======     =======     =======     =======
 ...........................................................       3.67%       3.77%       3.91%       3.97%       4.09%
 ...........................................................        .72         .70         .68         .66         .59
                                                                -------     -------     -------     -------     -------
 ...........................................................       4.39%       4.47%       4.59%       4.63%       4.68%
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

     National City Bank
     Corporate Trust Department
     Dividend Reinvestment Plan
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

DEBT RATINGS

                                                                     STANDARD        DUFF &         THOMSON
                                                       MOODY'S       & POOR'S        PHELPS        BANKWATCH
-------------------------------------------------------------------------------------------------------------
National City Corporation........................                                                     A/B
  Commercial paper (short-term debt).............        P-1            A-1           D-1+
  Senior debt....................................        A1              A             AA-
  Subordinated debt..............................        A2             A-             A+
  Preferred stock................................       "a1"           BBB+             A
Bank Subsidiaries:*
  Certificates of deposit........................        Aa3            A+             AA
  Subordinated bank notes........................        A1              A             AA-
* Includes the following subsidiaries:
  National City Bank-Cleveland
  National City Bank, Columbus
  National City Bank, Kentucky
  National City Bank, Indiana
  National City Bank, Northeast (Akron)
  National City Bank, Dayton
  National City Bank, Northwest (Toledo)

     Duff & Phelps ratings for certificates of deposit apply only to the banks in Cleveland, Columbus, Kentucky and Indiana. Duff & Phelps subordinated bank note ratings apply only to the banking subsidiaries in Cleveland and Columbus.

                          NATIONAL CITY CORPORATION


                        FORM 10-Q -- SEPTEMBER 30, 1995

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: October 30, 1995

                                                           /s/ ROBERT G. SIEFERS
                                                               Robert G. Siefers
                                                        Executive Vice President
                                                         Chief Financial Officer
                                                     (Duly Authorized Signer and
                                                    Principal Financial Officer)

NATIONAL CITY CORPORATION

                                             Bulk Rate
National City Center                       U.S. Postage
1900 East Ninth Street                         PAID
Cleveland, Ohio 44114-3484                 National City
                                            Corporation