Form 10-K
NATIONAL CITY CORP
filed 1996-01-30
CIK 69970

                                               1995
                                                  Annual Report




                                  [GRAPHIC]





                     Customer Service...Shareholder Value




NATIONAL CITY
Corporation

                                     1995
                                        Annual Report

National City - Today and Tomorrow

Banking franchises of yesterday were often defined by geography... "who" they were was tied to "where" they operated. In the years to come, geography will no longer be a critical defining factor. At National City, customer relationships drive our business. The montage on the cover depicts elements of change and constancy that characterize National City today. We are organized around and focused on customers, who increasingly demand and expect "anytime, anyplace" financial services. By serving customers better and more profitably, we create value for our stockholders, while enhancing the quality of life in the communities we serve.

Contents
FINANCIAL HIGHLIGHTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
LETTER TO STOCKHOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2-4
    Chairman and CEO David A. Daberko reviews the year
    and discusses strategies to deal with the challenges
    and opportunities ahead.
FINANCIAL REVIEW . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5-22
    An in-depth discussion of the financial performance of
    National City. It includes a review of each of the businesses along with analyses of major balance sheet and income
    statement items. Accompanying charts and tables show
    trends in various financial measures and ratios.
FINANCIAL STATEMENTS AND NOTES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23-39
    The financial statements are the responsibility of management and are audited by Ernst & Young LLP. They are prepared
    according to Generally Accepted Accounting Principles and
    include all required disclosures.
FORM 10-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40-43
    As a publicly traded company, National City files a detailed annual report known as "Form 10-K" with the Securities
    and Exchange Commission. This report includes financial
    statements along with additional management, business and
    legal data. While all companies are required to furnish a
    Form 10-K on request, it has been our policy to provide this report to all stockholders.
CORPORATE DIRECTORY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44-45
BOARD OF DIRECTORS/OFFICERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 46-47
INVESTOR INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   48
    Important names and telephone numbers, debt ratings,
    stock listing data, and stockholder services.

Annual Meeting

THE ANNUAL MEETING OF STOCKHOLDERS WILL BE ON MONDAY, APRIL 22, 1996 at 9:30 a.m.

National City Bank, Indiana
One National City Center, Fourth Floor
Indianapolis, Indiana 46255

Financial Highlights

--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)     1995                         1994                 Percent Change
--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR:
   Net Income                                      $465,109                     $429,434                       8%
   Preferred Dividend Requirements                   14,830                       15,200                      (2)
   Net Income Applicable to Common Stock            450,279                      414,234                       9
   Net Income Per Common Share:
      Primary                                          3.03                         2.70                      12
      Fully Diluted                                    2.95                         2.64                      12
   Dividends Paid Per Common Share                     1.30                         1.18                      10
--------------------------------------------------------------------------------------------------------------------
   Return on Average Common Equity                    17.64%                       17.06%
   Return on Average Assets                            1.38                         1.40
--------------------------------------------------------------------------------------------------------------------
   Average Shares -- Primary                    148,851,462                  153,353,555                     (3)%
   Average Shares -- Fully Diluted              157,758,825                  162,375,500                     (3)
====================================================================================================================
AT YEAR END:
   Assets                                       $36,199,010                  $32,114,008                     13%
   Loans                                         26,222,319                   23,034,775                     14
   Securities                                     4,949,654                    4,395,055                     13
   Deposits                                      25,200,508                   24,471,920                      3
   Common Stockholders' Equity                    2,735,577                    2,413,514                     13
   Stockholders' Equity                           2,920,977                    2,601,054                     12
--------------------------------------------------------------------------------------------------------------------
   Equity to Assets Ratio                              8.07%                        8.10%
   Tier 1 Capital Ratio                                8.54                         8.45
   Total Risk-Based Capital Ratio                     13.13                        11.68
   Leverage Ratio                                      7.37                         7.82
--------------------------------------------------------------------------------------------------------------------
   Book Value Per Common Share                       $18.80                       $16.36                     15%
   Market Value Per Common Share                      33.13                        25.88                     28
--------------------------------------------------------------------------------------------------------------------
   Common Shares Outstanding                    145,545,689                  147,555,632                     (1)
   Common Stockholders of Record                     22,194                       21,739                      2
   Full-Time Equivalent Employees                    20,767                       20,306                      2
====================================================================================================================


Corporate Profile

National City Corporation is a $36 billion diversified financial services company based in Cleveland, Ohio. National City operates banks and other financial service subsidiaries principally in Ohio, Kentucky and Indiana. National City subsidiaries provide financial services that meet a wide range of customer needs, including commercial and retail banking, trust and investment services, item processing, mortgage servicing and credit card processing.

                                    To our
                                        Stockholders


[photo]

From left: VINCENT A. DIGIROLAMO, Vice Chairman; WILLIAM R. ROBERTSON, President; DAVID A. DABERKO, Chairman & Chief Executive Officer

The year 1995 marked the 150th anniversary of National City's founding in 1845. It also marked another year of record earnings and dividends: net income per share of $3.03 was up 12% from 1994, and dividends were increased twice during the year, with a further boost, to an annual rate of $1.44 per share, in January 1996. Return on equity was 17.64%, and return on assets was 1.38%, again ranking National City among the industry's top performers.

        Reflecting the vibrancy of the economy and good business conditions within our primary banking markets of Ohio, Kentucky and Indiana, loans grew 13% during the year, excluding acquisitions, while credit quality and the balance sheet remained strong.

        While these results are gratifying, we enter 1996 and beyond with a sense of urgency. The banking industry is changing rapidly, as evidenced by the many bank mergers and acquisitions announced this year. Our competitors, both bank and non-bank, are becoming larger and more sophisticated. Many traditional banking services have become commodities, necessitating a low cost structure for providers of such services. Geographic boundaries continue to lose relevance, and technology is making many physical facilities obsolete.

        To be successful in this changing environment, National City must continue to evolve from a traditional banking institution to a more marketing-oriented financial service organization. First and foremost, our focus must be on the customer. Our products and services must be designed for and arranged around the customer's needs--a challenge that every financial institution faces.

Nowhere are these changes more evident than in retail banking. Our customers are confronted with a panoply of alternatives to traditional banking products and services offering unprecedented convenience and utility.

We have begun to utilize more sophisticated marketing techniques aimed at targeted customer segments. Using information resident in our operating systems and databases, combined with market demographic data, we can identify those customers with the highest propensity to buy a particular product or service. For example, a new mortgage loan customer would logically be solicited for a credit card or a home equity line. The results of our pilot programs have been quite promising, and we have significantly increased our marketing budget in this area for 1996.

Also changing rapidly is the manner in which services are delivered to customers. The traditional delivery vehicle has been the branch network. Over time, changes in technology and customer preference have resulted in more and more banking transactions occurring outside the branch system. Many customers now transact business by telephone or personal computer, and can bank where they work or buy groceries. Likewise, most automobile installment loans are made at dealerships rather than at the bank. We have put in place 24-hour telephone service centers at all of our banks. We have bank branches at 31 supermarket locations, with 27 more to be opened shortly. The expense of these new delivery initiatives will be funded by savings from realigning and reducing conventional branch facilities, so total bank overhead expense remains flat.

Our customer focus extends to many other facets of the business. We have created a new business unit to more effectively serve affluent customers on an individual basis, combining portions of private banking and trust which had previously served this segment. In corporate banking, new automation tools developed over the last few years reduce administrative demands on calling officers, providing more time for customer contact. In cash management, we are proud to be ranked among the top five in the country according to Corporate Finance magazine.

Intense competition from within and outside the banking industry requires that we aggressively defend our customer franchise. We believe we have the market presence, information management capability, and the right mix of products to prosper in this environment.

Among the events of 1995, two acquisitions are noteworthy. In July, we completed the purchase of Indianapolis-based Raffensperger, Hughes & Co., Inc, a full service investment banking and brokerage firm now called NatCity Investments, Inc. As part of the Federal Reserve's approval of this acquisition, National City was granted full "Tier 2" debt and equity underwriting powers, placing us among only a very few commercial banks nationwide with this capability. We see tremendous potential and unique competitive advantage in bringing this service to our large corporate customer base.

In August, we announced the proposed acquisition of Integra Financial Corporation, a $14 billion Pittsburgh-based banking company with a major presence throughout western Pennsylvania. In terms of geographic proximity, cultural affinity, and potential synergies, we believe this acquisition represents an outstanding opportunity to enhance our earnings growth over the next several years. You will be receiving a proxy statement in March describing the transaction in more detail. Subject to shareholder and regulatory approval, closing is expected in the second quarter.

Our acquisition strategy going forward will be cautious but opportunistic. Our balance sheet, operating systems and managerial ranks are fully capable of absorbing additional acquisitions, but the true test of success is in returns to stockholders. The return on capital deployed for an acquisition must be demonstrably superior to the alternative of returning that capital to stockholders for us to undertake a transaction. Active capital management in the form of dividend increases and substantial stock repurchases has long been a hallmark and will continue to be an integral part of our strategy.

Finally, 1995 saw some significant management changes. Ed Brandon, Chairman & Chief Executive Officer since 1987 and a National City employee for nearly 40 years, retired September 30, 1995. His vision and leadership guided National City through a period of unprecedented growth and expansion, and he leaves behind an organization well-equipped to face the further challenges ahead. Ed will continue to serve on the Board of Directors. Bill Robertson, Deputy Chairman since 1987, was named President; and Vince DiGirolamo, Executive Vice President since 1992, was named Vice Chairman responsible for all banking activities. I have known these individuals for many years and have complete confidence in their ability.

As I consider the 150 years of history I am inheriting as newly-appointed Chairman and Chief Executive Officer, I am both humbled and energized. We are dedicated to building on the heritage of customer service, financial performance and stockholder returns on into the next century.

January 22, 1996



/s/David A. Daberko
----------------------------------
David A. Daberko
Chairman & Chief Executive Officer
[photo]
                                                                    A Tribute to
                                                                      Ed Brandon

On September 30, 1995, Ed Brandon retired from National City after nearly 40 years of service. A native of Iowa, Ed graduated from Northwestern University, served as an officer in the U.S. Navy and earned his MBA degree from the Wharton School of Business prior to joining National City as a management trainee in 1956. After serving in various management capacities in the corporate banking group and as president of National City Bank, Cleveland, he was appointed Chairman and CEO of National City Corporation in September, 1987.

Ed's tenure as Chairman coincided with a period of great change for the banking industry, and Ed ably guided National City through that period. National City's first expansion outside Ohio, the development of a single back-office system and common corporate identity, and the "Vision" cost redesign program all occurred during his watch. Most importantly, from a stockholder perspective, the total return on National City stock significantly outpaced the general market, 141 percent to 115 percent, as measured against the Standard & Poor's 500 index.

On a personal level, Ed touched the lives of everyone he met with his genuineness, warmth and good humor. He had a gift for defusing the most difficult and tense situations with a smile and a quip. His involvement and dedication to the community included service to countless charitable, civic and educational causes. Ed will continue as a member of National City's board, in addition to a number of others in his retirement.

Our sincerest thanks and appreciation to Ed for a job well done. We also wish the best to his wife, Phyllis, and their children and grandchildren.

----------------------------
  Financial Review

EARNINGS SUMMARY
National City Corporation's consolidated net income was $465.1 million in 1995, compared with $429.4 million in 1994 and $404.0 million in 1993. Net income per common share, after dividend requirements on preferred stock, increased 12% in 1995 to $3.03, compared with $2.70 in 1994 and $2.41 in 1993. Both net income and earnings per share were record results for National City.
  Return on average common equity, a key performance measure, was 17.64% in 1995, compared with 17.06% in 1994 and 16.12% in 1993 (Chart 3). Return on average assets was 1.38% in 1995 compared with 1.40% in both 1994 and 1993 (Chart 4).
  The following table reconciles the major changes in net income per share:

-----------------------------------------------------------
                                            1995       1994
                                             VS         vs
                                            1994       1993
-----------------------------------------------------------
NET INCOME PER COMMON SHARE, PRIOR YEAR     $2.70     $2.41
Increase (decrease) from changes in:
  Net interest income                         .55       .23
  Provision for loan losses                  (.12)      .08
  Fee income                                  .26       .33
  Noninterest expense                        (.44)     (.34)
  Income taxes                               (.08)     (.14)
  After-tax security gains                    .07      (.01)
  Average shares outstanding                  .09       .14
-----------------------------------------------------------
NET INCOME PER COMMON SHARE                 $3.03     $2.70
===========================================================

UNIT PROFITABILITY
The financial performance of National City is monitored by an internal profitability measurement system which produces line-of-business results and key performance measures. National City's major business units include corporate banking, retail banking, national credit cards, investment/funding, trust and investment management, item processing and mortgage banking. The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based on estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is reported in the investment/funding unit.
  The contribution of National City's major units to consolidated results for the past two years is summarized in Table 1.
  The corporate banking business includes a broad range of commercial and corporate lending, as well as commercial real estate, asset-based lending, and leasing. A full range of deposit, cash management, and trade-related services is also offered. In 1995, corporate banking had a return on equity of 19.64% and earnings of $213.0 million. The 13% increase in earnings from 1994 was primarily due to higher net interest income and a decline in noninterest expenses. The higher net interest income resulted from strong loan growth.
  The retail banking business includes the deposit-gathering branch franchise along with lending to individuals and small businesses. Lending activities include residential mortgages, indirect and direct installment loans, leasing, credit cards, and student lending. The return on equity for this business was 24.60% in 1995 and earnings were $255.6 million. The 39% increase in net income was due to higher net interest income from loan growth as well as wider spreads on deposit accounts.
  The national credit card unit includes national Mastercard(R)/VISA(R) credit card outstandings, as well as private label credit card activities. This unit earns interest income on outstanding balances, as well as fees for servicing credit cards and processing monthly activity for its customers. National credit card net income was unchanged primarily due to a gain on the sale of a credit card portfolio offset by a higher loan loss provision and costs associated with sizable new account acquisitions.

  Interest rate risk is managed within, and reflected in the profitability of, the investment/funding unit. The decline in the earnings of the investment/funding unit in 1995 was due to narrower spreads on investment securities and interest rate swaps, reflecting a flat yield curve, as well as increased purchased funding activities to support loan growth.
  Trust and investment management includes personal asset management, employee benefit management, mutual funds, endowment and custody services. Trust net income declined in 1995 compared with 1994 as a result of a litigation settlement paid at the end of 1995. Absent this charge, net income increased approximately 10%. Fiduciary

--------------------------------------------------------------------------------

CHART 1. NET INCOME AND DIVIDENDS PER COMMON SHARE (as originally reported)

             NET INCOME             DIVIDENDS PAID
             PER SHARE              PER SHARE
75                    .63                 .24
76                    .75                 .26
77                    .81                 .29
78                    .84                 .33
79                    .91                 .37
80                    .89                 .41
81                    .76                 .41
82                    .84                 .41
83                    .95                 .41
84                   1.21                 .42
85                   1.52                 .44
86                   1.72                 .50
87                   1.17                 .60
88                   1.92                 .72
89                   2.18                 .84
90                   1.93                 .94
91                   1.81                 .94
92                   2.09                 .94
93                   2.41                1.06
94                   2.70                1.18
95                   3.03                1.30

----------------------------
  Financial Review   (continued)

assets totalled $63 billion at year-end 1995, up from $55 billion in 1994. Assets under management totalled $30 billion at year-end 1995 versus $28 billion in 1994. Assets in the ARMADA FUNDS(SM), mutual funds administered by this group, increased 16% in 1995, to $3.4 billion, through new sales and a robust stock and bond market.
  Item processing comprises a number of business lines including: merchant credit card processing, airline ticket processing, check guarantee services, and receivables and payables processing. The merchant credit card business processes and clears bankcard deposits for retail merchants and also offers optional bankcard authorization services to its customer base through a third party service provider. The airline ticket processing business is responsible for settling travel agent generated airline ticket sales. This business unit collects the related funds from travel agents and disburses them to the appropriate airline. The check guarantee business specializes in the collection of bad checks for retail merchants. The increased profitability in item processing in 1995 was due to higher volume and expense control measures. The 1994 results included a one-time charge of $4.5 million in the check guarantee business.
  The mortgage banking unit originates mortgages through retail offices and broker networks, and services a mortgage portfolio. At December 31, 1995, the servicing portfolio totalled $16.2 billion. Net income declined in 1995 due to lower gains on sales of mortgage servicing. In 1996, the Corporation will adopt SFAS No. 122 "Accounting for Mortgage Servicing Rights." The adoption is expected to improve the reported results of the mortgage banking unit but will not have a material impact on consolidated net income.
  The corporate unit includes parent company expenses not allocated to the business units, unallocated capital and interest expense on corporate debt. The lower net loss in 1995 was the result of equity security gains.

EARNING ASSETS
Average earning assets for 1995 were $30,233 million compared with $27,261 million in 1994 and $25,745 million in 1993 (Chart 5). Average earning assets in 1995 increased 11% due to higher loan balances and acquisitions. Average earning assets increased 6% in 1994 versus 1993 due to strong loan growth offset somewhat by a decline in investment securities.
  LOANS: At year-end 1995, loans were $26,222 million, representing an increase of 14% from year-end 1994. Average loans are shown in Chart 6. Ending loan balances are summarized in the table below:

================================================================
(Dollars in Millions)  1995    1994     1993     1992     1991
================================================================
Commercial and
 industrial          $ 9,816  $ 8,414  $ 8,168  $ 7,801  $ 7,967
Nontaxable               204      254      262      310      391
International             58       52       70       50       52
Real estate
 construction            529      422      439      533      814
Leasing                  271      216      228      225      240
Commercial mortgage    2,413    2,473    2,328    1,928    1,938
Residential mortgage   5,094    4,165    4,033    2,699    2,543
Consumer               5,545    4,782    4,241    3,727    3,733
Home equity            1,119      919      798      739      690
Credit card            1,173    1,338      719      726      803
================================================================
TOTAL LOANS          $26,222  $23,035  $21,286  $18,738  $19,171
================================================================

  The acquisitions of Central Indiana Bancorp and United Bancorp of Kentucky in 1995 added approximately $600 million to year-end loan balances, including $94 million to commercial, $136 million to commercial mortgage, $344 million to residential mortgage and $26 million to consumer. The acquisition of Ohio Bancorp in 1993 added $809 million to year-end 1993 loan balances.
  COMMERCIAL: More than 75% of the commercial loan portfolio consists of loans made to middle-market customers in National City's market area. The loan mix is diverse, covering a broad range of borrowers characteristic of the Midwest economy. As a matter of policy, concentrations within a particular industry or segment are continually monitored and controlled.
  The commercial loan portfolio increased significantly in 1995, the result of healthy demand in the middle-market commercial and industrial sector and additional emphasis on commercial leasing and asset-based lending.























--------------------------------------------------------------------------------
TABLE 1
Unit profitability

                                            1995                                            1994
---------------------------------------------------------------------------------------------------------------
(Dollars in Millions)          NET INCOME        RETURN ON EQUITY              Net Income      Return on Equity
---------------------------------------------------------------------------------------------------------------
Corporate banking               $213.0                 19.64%                   $188.8               17.08%
Retail banking                   255.6                 24.60                     183.6               19.16
National credit card               9.4                 10.85                       9.4               10.23
Investment/funding               (52.8)               (18.81)                     29.7                7.65
Trust                             28.6                 22.47                      31.0               22.36
Item processing                   22.2                 14.34                      15.0               10.96
Mortgage banking                   4.0                 11.16                       5.7               20.68
Corporate                        (14.9)                 ---                      (33.8)               ---
---------------------------------------------------------------------------------------------------------------
CONSOLIDATED TOTAL              $465.1                 17.64%                   $429.4               17.06%
===============================================================================================================

  An analysis of the maturity and interest rate sensitivity of commercial loans at the end of 1995 follows:

---------------------------------------------------------------------
                              One       One to      Over
                             Year        Five       Five
   (Dollars in Millions)    or Less     Years      Years       Total
---------------------------------------------------------------------
Domestic commercial         $5,574      $3,500     $1,217     $10,291
Real estate construction       150         216        163         529
International                   20          28         10          58
---------------------------------------------------------------------
TOTAL                       $5,744      $3,744     $1,390     $10,878
---------------------------------------------------------------------
TOTAL VARIABLE RATE         $4,112      $2,510     $  780     $ 7,402
TOTAL FIXED RATE             1,632       1,234        610       3,476
=====================================================================

  COMMERCIAL REAL ESTATE: Commercial mortgages included $1,884 million of loans secured by income-producing real estate in 1995, compared with $1,912 million in 1994 and $1,777 million in 1993. The remainder consists of owner-occupied loans.
  Commercial real estate lending includes real estate construction and permanent loans secured by income-producing investment real estate. The following table shows outstanding balances and unfunded commitments at year-end:


--------------------------------------------------------------
                                                      Total
   (Dollars in                                      Commercial
    Millions)      Construction      Permanent     Real Estate
--------------------------------------------------------------
OUTSTANDING:
    1995               $ 529          $ 1,884         $2,413
    1994                 422            1,912          2,334
    1993                 439            1,777          2,216
UNFUNDED COMMITMENTS:
    1995               $ 253          $   132         $  385
    1994                 225              117            342
    1993                 206              137            343
==============================================================

  Activities in commercial real estate are based primarily on relationships with developers who are active in local markets. More than 85% of outstandings are in National City's primary markets of Ohio, Kentucky and Indiana. The portfolio consists predominantly of relatively small-scale office, retail and apartment buildings.
  Total commercial real estate loans made up 9% of the total loan portfolio at December 31, 1995, compared with 10% at year-end 1994 and 1993.
  The following table shows commercial real estate loans at year-end 1995 by state and by project:

-------------------------------------------------------------
   (Dollars in
    Millions)
-------------------------------------------------------------
BY STATE:                       BY PROJECT:
    Ohio             $1,501      Retail               $  588
    Kentucky            301      Apartments              543
    Indiana             279      Office                  431
    Florida              52      Land                    130
    Michigan             32      Industrial              128
    Other               248      Other                   593
-------------------------------------------------------------
TOTAL                $2,413     TOTAL                 $2,413
=============================================================

  At year-end, there were no concentrations of real estate loans in any deteriorating economic areas.

  RESIDENTIAL MORTGAGE: Residential mortgage loan demand continued strong in 1995. Loan originations totalled approximately $2.3 billion in 1995, compared with $2.4 billion in 1994. Of the 1995 originations, $1.0 billion were sold in the secondary market.

  CONSUMER: During 1995, consumer spending patterns remained robust. Year-end consumer loans increased 16% from year-end 1994. More than 70% of consumer loans are installment loans, and of these more than 70% are indirect, with the majority being fixed rate. The remainder of the consumer portfolio is largely student loans.






--------------------------------------------------------------------------------
CHART 2. BOOK VALUE AND STOCK PRICE HISTORY

                             HIGH        LOW      YEAR-END
                    BOOK     STOCK       STOCK    STOCK
                    VALUE    PRICE       PRICE    PRICE
75                  4.32     4.82         3.23     4.35
76                  4.80     6.76         4.26     6.76
77                  5.31     6.67         6.08     6.13
78                  5.81     7.19         5.71     5.95
79                  6.34     6.82         5.89     6.39
80                  6.83     6.41         4.41     5.08
81                  7.18     5.56         4.26     4.52
82                  7.69     5.41         3.45     4.78
83                  8.24     6.89         4.49     6.89
84                  8.65     8.61         5.78     8.47
85                  9.59    11.28         8.39    10.97
86                 10.40    16.46        10.95    15.29
87                 10.58    19.13        11.94    14.56
88                 10.92    16.82        13.88    16.44
89                 12.43    20.75        15.38    19.56
90                 13.39    19.94        11.32    15.63
91                 14.24    21.13        14.07    18.63
92                 14.54    24.82        17.94    24.81
93                 16.15    28.06        23.13    24.50
94                 16.36    29.00        23.75    25.88
95                 18.80    33.75        25.25    33.13

National City's common stock price at December 31, 1995 was $33.13. Over the past 20 years, the annual compound rate of return of an investment in National City common stock, assuming reinvestment of dividends, was 16.7%, compared with 14.5% for the S&P 500.

  CREDIT CARD: Year-end credit card balances are summarized below:

-------------------------------------------------------------------
   (Dollars in Millions)     1995     1994    1993    1992    1991
-------------------------------------------------------------------
Local market credit card    $  456   $  506   $ 331   $ 268   $ 347
National market                289      475     258     206     266
Private label                  428      357     130     252     190
-------------------------------------------------------------------
TOTAL                       $1,173   $1,338   $ 719   $ 726   $ 803
===================================================================

  The decline in credit card outstandings was due to the securitization of $440 million of credit card receivables in September 1995. At year-end 1994 and 1993, securitized balances were $70 million and $363 million, respectively. The managed portfolio, which includes both credit card receivables on the balance sheet and securitized credit cards, increased 15% in 1995.

  SECURITIES: On November 15, 1995, the Financial Accounting Standards Board issued a special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, which permitted a one time reallocation of debt securities from the held to maturity category to the available for sale category. On December 1, 1995, National City reclassified its entire held to maturity debt securities portfolio to available for sale. The amortized cost of the transferred securities was $911 million and the unrealized gain on those securities was $17 million. The reallocation of securities to the available for sale category provides for increased flexibility in managing interest rate sensitivity, portfolio returns, and liquidity.
  On a cost basis, the securities portfolio increased from $4.5 billion in 1994 to $4.8 billion at December 31, 1995. Net purchases of securities totalling $1.0 billion were primarily in mortgage-backed securities which increased from $2.3 billion at December 31, 1994 to $3.2 billion at December 31, 1995. Partly offsetting the net purchases were mortgage prepayments of $542 million and maturities and calls of $327 million.

  Summary information with respect to the securities portfolio at December 31 follows:

---------------------------------------------------------------------
                          1995                  1994        1993
                        AMORTIZED    1995     Amortized   Amortized
 (Dollars in Millions)    COST      YIELD       Cost        Cost
---------------------------------------------------------------------
U.S. TREASURY AND FEDERAL AGENCY DEBENTURES:
  Under 1 year           $   50      7.45 %    $  126      $  200
  1 to 5 years              928      5.80       1,217       1,047
  5 to 10 years              27      5.98          25          53
  Over 10 years              --        --          --          --
---------------------------------------------------------------------
TOTAL                     1,005      5.90       1,368       1,300
---------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES:
  Under 1 year              102      6.17          13         374
  1 to 5 years            2,714      6.64       1,701       2,226
  5 to 10 years             376      7.55         533         273
  Over 10 years               1        --          84           2
---------------------------------------------------------------------
TOTAL                     3,193      6.74       2,331       2,875
---------------------------------------------------------------------
STATES AND POLITICAL SUBDIVISIONS:
  Under 1 year               68     10.90         117         125
  1 to 5 years               97     11.18         189         314
  5 to 10 years              63     10.62          78          92
  Over 10 years              74     10.38          97         106
---------------------------------------------------------------------
TOTAL                       302     10.89         481         637
---------------------------------------------------------------------
OTHER SECURITIES:
  Under 1 year               21      7.80          15         119
  1 to 5 years                6        --          18           4
  5 to 10 years              21      6.74          22          --
  Over 10 years             257      4.99 *       241         177
---------------------------------------------------------------------
TOTAL                       305      5.58 *       296         300
---------------------------------------------------------------------
TOTAL SECURITIES         $4,805      6.79 %    $4,476      $5,112
=====================================================================

* Yield on debt securities only; equity securities excluded.
===========================================================

  Yields on tax-exempt securities are calculated on a fully taxable equivalent basis using the marginal Federal income tax rate of 35%. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives.

--------------------------------------------------------------------------------
CHART 3. RETURN ON AVERAGE COMMON EQUITY
(net income after preferred dividends, divided by average common equity)


90                     12.97
91                     11.20
92                     15.31
93                     16.12
94                     17.06
95                     17.64


Return on average common equity rose to 17.64% in 1995 due to improved net income and the repurchase of shares during the year. National City seeks to produce a return which is higher than its peers over time while maintaining optimal capital ratios.


CHART 4. RETURN ON AVERAGE ASSETS
(net income divided by average assets)

90                     0.87
91                     0.81
92                     1.21
93                     1.40
94                     1.40
95                     1.38

Return on average assets was 1.38% in 1995. Historically high profitability was maintained on an asset base that grew by 13%.

  The general decline in interest rates during 1995 led to an increase in the market value of the securities portfolio. At December 31, 1995, net unrealized gains of $94 million, net of tax, were included in stockholders' equity, as compared to a net unrealized loss of $53 million, net of tax, at December 31, 1994.
  The portfolio yield at December 31, 1995 was 6.79% compared to 6.94% at December 31, 1994. The decline in yield is attributable primarily to prepayments of higher yielding mortgage-backed securities.
  Investments in collateralized mortgage obligations (CMO's) totalled $1,344 million and $1,074 million at December 31, 1995 and 1994, respectively. At December 31, 1995, CMO's with book values of $252 million and market values of $257 million were considered "high risk" under regulatory definitions. These securities are classified as "high risk" because either their price sensitivity or average life extension is potentially beyond the limits of CMO's not classified as "high risk." Each of these securities are issued and guaranteed by agencies of the U.S. Government and marginally exceed one of the thresholds that define CMO's as being "high risk." These securities and all CMO's are continually monitored and subjected to stress tests for price and average life sensitivity. The amount of mortgage-backed securities that are either variable or adjustable rate totalled $1,226 million at December 31, 1995, or 38% of total mortgage-backed securities.

INTEREST-BEARING LIABILITIES
Average balances in transaction accounts, which include demand deposits, savings, and interest-bearing checking, declined by 7% in 1995, while time deposits of individuals increased by 36%. Overall, average core deposits increased less than earning assets.
  On average, use of purchased funds increased by $1,632 million in 1995, due to efforts to obtain cost-effective longer-term funding in the existing interest rate environment to support the growth in assets. Purchased funds include domestic certificates of deposit over $100,000, Eurodollar deposits, bank notes, and short-term borrowings.
  A maturity distribution of certificates of deposit of $100,000 or more at year-end follows:

-----------------------------------------------------------
       (Dollars in Millions)            1995          1994
-----------------------------------------------------------
DUE IN:
  3 months or less                     $  631        $  453
  3 to 6 months                           184           112
  6 to 12 months                          323           161
  Over 1 year                           1,004           641
-----------------------------------------------------------
TOTAL                                  $2,142        $1,367
===========================================================

  Federal funds borrowed and security repurchase agreements represent borrowings with overnight to 30-day maturities. Information for these borrowings follows:

--------------------------------------------------------------
      (Dollars in Millions)         1995      1994      1993
--------------------------------------------------------------
Balance at December 31             $4,010    $2,609    $3,083
Maximum outstanding at any
 month-end                          4,010     2,689     3,083
Daily average amount outstanding    2,863     2,539     2,518
Weighted daily average interest
 rate                                5.72%     3.99%     2.91%
Weighted daily interest rate for
 amounts outstanding at December
 31                                  4.72%     5.18%     2.87%
==============================================================

--------------------------------------------------------------------------------
CHART 5. AVERAGE EARNING ASSETS


                                                            MONEY
                                                            MARKET
                      LOANS            SECURITIES         INSTRUMENTS
90                   19,456               5,087              1,120
91                   19,581               4,896              1,802
92                   18,671               5,385              1,625
93                   19,454               5,498                793
94                   21,715               4,757                789
95                   24,858               4,785                590

Average earning assets grew by 11% in 1995. The loan portfolio grew by 14% primarily due to the vibrancy of the economy in our banking markets.

----------------------------
  Financial Review   (continued)

CAPITAL
The following table reflects various measures of capital at year-end:

-----------------------------------------------------------------
                                1995               1994
                           ---------------    ---------------
   (Dollars in Millions)    AMOUNT   RATIO     Amount   Ratio
-----------------------------------------------------------------
Total equity(1)            $2,921.0   8.07%   $2,601.1   8.10%
Common equity(1)            2,735.6   7.56     2,413.5   7.52
Tangible common equity(2)   2,297.3   6.42     2,026.4   6.39
Tier 1 capital(3)           2,544.7   8.54     2,442.2   8.45
Total risk-based capital(4) 3,913.1  13.13     3,374.8  11.68
Leverage(5)                 2,544.7   7.37     2,442.2   7.82
-----------------------------------------------------------------

(1) Computed in accordance with generally accepted accounting principles, including unrealized market value adjustment of securities available for sale.
(2) Common equity less all intangible assets; computed as a ratio to total assets less intangible assets.
(3) Stockholders' equity less certain intangibles and the unrealized market value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(4) Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio to risk-adjusted assets, as defined.
(5) Tier 1 capital; computed as a ratio to average total assets less certain intangibles.
------------------------------------------------------------

  Total stockholders' equity at year-end 1995 included $185.4 million of 8% Cumulative Convertible Preferred Stock, compared with $187.5 million at year-end 1994.
  National City's Tier 1, total risk-based capital and leverage ratios are well above the required minimum levels of 4.00%, 8.00% and 4.00%, respectively.
  At December 31, 1995, all of National City's member banks were well-capitalized under the capital definitions prescribed in the FDIC Improvement Act of 1991.
  Intangible asset totals, included in accrued income and other assets, at year-end are summarized in the following table:

--------------------------------------------------------------
      (Dollars in Millions)          1995      1994      1993
--------------------------------------------------------------
Goodwill                            $282.4    $246.6    $257.0
Purchased mortgage servicing
 rights                               92.4      67.5      63.3
Purchased credit cards                47.4      52.7      31.1
Core deposit intangibles              13.7      19.2      25.9
Other intangibles                      2.4       1.1       2.5
--------------------------------------------------------------
TOTAL INTANGIBLE ASSETS             $438.3    $387.1    $379.8
==============================================================

  The Corporation will adopt SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996. The adoption is not expected to have a material impact on results of operations.

  National City Corporation's common stock trades on the New York Stock Exchange under the symbol NCC. As of December 31, 1995, there were 22,194 common stockholders of record.
  Quarterly dividends paid and common stock prices rounded to the nearest cent follow:

        ------------------------------------------------------------
    NYSE: NCC         First      Second     Third      Fourth      Year
--------------------------------------------------------------------------
1995
  Dividends paid      $  .32     $  .32     $  .33     $  .33     $ 1.30
  High                 27.88      30.63      31.63      33.75      33.75
  Low                  25.25      26.50      29.00      29.88      25.25
  Close                26.63      29.38      30.88      33.13      33.13
1994
  Dividends paid      $  .29     $  .29     $  .30     $  .30     $ 1.18
  High                 28.38      29.00      28.38      28.13      29.00
  Low                  24.00      25.63      26.00      23.75      23.75
  Close                26.63      27.38      28.13      25.88      25.88
--------------------------------------------------------------------------







  Cash dividend payout is continually reviewed by management and the Board of Directors. For the past three- and five-year periods, the dividend payout has averaged 43.5% and 45.5%, respectively (Chart 8).

--------------------------------------------------------------------------------
CHART 6. AVERAGE LOANS
($ in millions)


           CORPORATE BANKING                                               CONSUMER BANKING
                                   COMM'L                                                  RESIDENTIAL   REVOLVING
           COMMERCIAL              REAL ESTATE                             INSTALLMENT     REAL ESTATE   CREDIT
90                    8,884               2,816                  90             3,872          2,514         1,370
91                    8,819               2,764                  91             3,738          2,721         1,539
92                    8,352               2,479                  92             3,675          2,723         1,412
93                    8,314               2,668                  93             3,893          3,131         1,448
94                    9,133               2,432                  94             4,441          3,914         1,794
95                   10,197               2,443                  95             5,185          4,745         2,288


National City's loan portfolio mix is approximately 51% corporate and 49% consumer loans. The loan mix has become more balanced as the consumer loan portfolio, which includes residential mortgages, has grown at a faster rate in recent years.

  In January 1996, the Board of Directors declared a first quarter dividend of $.36 per common share, representing a 9% increase from the next preceding quarterly dividend of $.33 per share. The dividend is payable February 1 to stockholders of record on January 12, 1996.
  At December 31, 1995, the total market capitalization of the Corporation was approximately $4.8 billion.
  Book value per common share at December 31, 1995 was $18.80 compared with $16.36 at December 31, 1994 (Chart 2). The 1995 book value included $.63 of market appreciation in the securities available for sale portfolio compared with $.34 of market depreciation at year-end 1994.
  During the year, 7.9 million common shares were repurchased in the open market primarily for the anticipated conversion of preferred stock (see Note 11). At December 31, 1995, the Corporation had remaining authorization to purchase up to
1.5 million common shares.

LIQUIDITY MANAGEMENT
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.
  Funds are available from a number of sources, including the securities portfolio, the extensive core deposit base, the ability to acquire large deposits and issue bank notes in the local and national markets, and the capability to securitize or package loans for sale.
  The parent company has four major sources of funding to meet its liquidity requirements: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement, and access to the capital markets.
  The main source for parent company cash requirements has been dividends from its subsidiaries. At January 1, 1996, $432 million was available within the bank subsidiaries to pay the parent company in dividends without prior regulatory approval, compared with $77 million at January 1, 1995. During 1995, subsidiary banks declared $221 million in dividends to the parent company. In addition, the issuance of Tier 2 debt capital at certain subsidiary banks permitted the banks to return $286 million in equity capital to the parent company.
  As discussed in Item 1 of Form 10-K (page 41), subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 26 may not represent cash available to National City Corporation's stockholders.
  Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, are primarily used to support the activities of National City Mortgage Co., the Corporation's mortgage banking subsidiary, as well as other occasional short-term cash needs. Commercial paper outstandings at December 31, 1995 were $340 million, compared with $379 million at year-end 1994.
  National City Corporation has a $300 million revolving credit agreement with a group of unaffiliated banks which serves as a back-up liquidity facility. The agreement expires June 30, 1998, with a provision to extend the expiration date under certain circumstances. No borrowings have occurred under this facility.
  The parent company also has in place a $250 million shelf registration with the Securities and Exchange Commission permitting ready access to the public debt and preferred stock markets.
  In May 1995, National City Corporation issued $250 million principal amount of 7.20% Subordinated Notes due 2005. The notes are not redeemable prior to maturity and qualify as Tier 2 capital for regulatory purposes.
  In July 1995, five subsidiary banks issued a combined $225 million principal amount of 7.25% Subordinated Bank Notes due 2010. The notes are not redeemable prior to maturity and qualify as Tier 2 capital for regulatory purposes.

ASSET/LIABILITY MANAGEMENT
The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by the Corporate Asset/Liability Committee.
  Interest rate risk is monitored and controlled through the use of three different measures: static gap analysis, earnings simulation, and net present value modeling. The most useful of these measures is earnings simulation. The model forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments, interest rate relationships, and changes in the volumes and rates of various loan and deposit categories. The model also incorporates all off-balance sheet commitments, as

--------------------------------------------------------------------------------
CHART 7. EQUITY TO ASSETS

             TANGIBLE                TOTAL
             EQUITY TO               EQUITY TO
             ASSETS                  ASSETS
90                       5.75                6.58
91                       6.60                7.53
92                       7.49                8.63
93                       7.77                8.89
94                       6.98                8.10
95                       6.94                8.07


Total equity as a percentage of total assets was 8.07% at year-end 1995 compared with 8.10% a year ago. Tangible equity to assets was 6.94% at December 31, 1995.

well as assumptions about reinvestment and the repricing characteristics of certain non-contractual assets and liabilities.
  While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time and the amount of exposure to certain interest rate relationships.
  National City uses a variety of financial instruments to manage its interest rate sensitivity. These include the securities in its investment portfolio, interest rate swaps, interest rate caps and floors, and, to a lesser extent, exchange-traded futures and options contracts. Frequently called interest rate derivatives, interest rate swaps, caps and floors have similar characteristics to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of the liquidity position.
  STATIC GAP: As illustrated in the following table, at year-end, the amount of interest earning assets, adjusted for off-balance sheet instruments, less interest bearing liabilities which reprice within a given period was (2.0)% of adjusted total earning assets within six months, and (3.2)% within one year. However, the ongoing management of the gap incorporates noninterest earning assets, noninterest bearing liabilities and equity. These items, which include cash, mortgage servicing rights, and noninterest bearing demand deposits, are included in the periods in which they are likely to affect National City's interest rate sensitivity. At year-end, the amount of total assets, adjusted for off-balance sheet instruments, less total liabilities which reprice within a given period was (4.2)% of adjusted total earning assets within six months, and (8.5)% within one year. The policy limit for the one-year gap is plus or minus 12% of adjusted total earning assets, including the effect of noninterest earning assets, noninterest bearing liabilities and equity.

                                                          Three
                          Within     Six to     One to      to       Over
                            Six      Twelve     Three      Five      Five
  (Dollars in Millions)   Months     Months     Years     Years      Years
-----------------------------------------------------------------------------
Loans                     $15,778    $ 2,684    $4,318    $1,685    $ 1,757
Securities                  1,749        423     1,096       988        694
Money market assets           799         --        --        --         --
-----------------------------------------------------------------------------
   Total interest earning
     assets                18,326      3,107     5,414     2,673      2,451
Interest bearing
 liabilities               16,704      3,906     3,698     1,029      1,614
-----------------------------------------------------------------------------
Gap between interest
 earning assets and
 interest bearing
 liabilities before swaps
 and options                1,622       (799)    1,716     1,644        837
Net swaps and options      (2,380)       338     1,042       440        560
-----------------------------------------------------------------------------
Gap between interest
 earning assets and
 interest bearing
 liabilities, adjusted for
 swaps and options        $  (758)   $  (461)   $2,758    $2,084    $ 1,397
-----------------------------------------------------------------------------
Cumulative gap between
 interest earning assets
 and interest bearing
 liabilities, adjusted
 for swaps
 and options              $  (758)   $(1,219)   $1,539    $3,623    $ 5,020
-----------------------------------------------------------------------------
Gap between interest
 earning assets and
 interest bearing
 liabilities, adjusted for
 swaps and options           (758)      (461)    2,758     2,084      1,397
Nonearning assets           3,512        213       156       386        (40)
Noninterest bearing
 liabilities, demand
 deposits and equity        4,341      1,384       484       298      2,740
-----------------------------------------------------------------------------
Gap adjusted for swaps,
 options, nonearning
 assets, noninterest
 bearing liabilities,
 demand deposits and
 equity                   $(1,587)   $(1,632)   $2,430    $2,172    $(1,383)
=============================================================================
Cumulative gap adjusted
 for swaps, options,
 nonearning assets,
 noninterest bearing
 liabilities, demand
 deposits and equity      $(1,587)   $(3,219)   $ (789)   $1,383    $    --
=============================================================================

--------------------------------------------------------------------------------
CHART 8. CASH DIVIDEND PAYOUT
(dividends per share divided by originally reported earnings per share)

     DIVIDEND                3 YR         5 YR
     PAYOUT                  AVG          AVG
90           48.7           41.6          41.0
91           51.9           46.4          45.6
92           44.9           48.5          44.3
93           44.0           46.9          45.6
94           43.7           44.2          46.6
95           42.9           43.5          45.5


National City's dividend policy is to pay out approximately 40% of earnings over time. Despite a somewhat higher payout ratio in recent years, internal capital generation continues to exceed asset growth.

  Core deposits and loans with non-contractual maturities are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed at least annually. Management constructs rolling portfolios of fixed rate certificates of deposit whose interest cash flows over historical time periods most closely replicate the current portfolio of non-contractual assets and liabilities. It is the maturity or repricing distribution of this replicating portfolio which appears in the gap table as a surrogate for the particular non-contractual asset or liability. The gap table presented includes the following loans and core deposits that reprice on average in the noted time frames: fixed rate credit card loans (16 months), demand deposits (9 months), savings accounts (15 months), and money market and NOW accounts (4 months). The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these assets and liabilities are conservative.
  EARNINGS SIMULATION: Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. The most recent earnings simulation model projects net income would decrease by approximately .3% if rates fell gradually by two percentage points over the next year. It projects an increase of approximately .3% if rates rose gradually by two percentage points, well within the (5.0)% policy limit. Management believes this reflects an essentially neutral interest rate sensitivity position.
  Earnings are also affected by changes in spread relationships. For example, a 50 basis point contraction in the relationship between the prime rate and Federal funds rate would cause an estimated 3.1% reduction in net income over a 12-month period.
  NET PRESENT VALUE: National City's net present value model analyzes the impacts of changes in interest rates on expected asset and liability cash flows, including those maturing in time periods greater than one year. At year-end, a two percentage point immediate increase in rates would reduce the present value of these cash flows by an amount estimated to equal 1.3% of total assets. Policy limits restrict this amount to 1.5% of total assets. The value of these cash flows was projected to increase by 1.4% of total assets for an immediate decrease in rates of two percentage points.
  Due to borrowers' preferences for floating-rate loans and depositors' preferences for fixed-rate deposits, National City's balance sheet moves toward higher levels of asset sensitivity with the passage of time. In fact, if all prepayments, calls and maturities of the securities and derivative portfolios were to remain uninvested, then the asset sensitivity in a 200 basis point rising interest rate environment would result in an increase in net income of 6.5% compared with a stable rate environment.
  Purchases of fixed-rate securities or interest rate derivative instruments were made in 1995 to offset the natural asset-sensitive interest rate risk position. Using a one-year static gap measure, National City would be 4.2% asset sensitive without securities and interest rate derivatives.
  Management expects short-term interest rates to fall moderately throughout 1996 and believes the neutral interest rate sensitivity position is appropriate given the current level of market interest rates.

NET INTEREST INCOME
On a fully taxable equivalent basis, net interest income was $1,342.3 million in 1995 compared with $1,266.3 million in 1994 and $1,235.8 million in 1993 (Chart
10).
  The following table reconciles net interest income as shown in the financial statements to tax equivalent net interest income:

--------------------------------------------------------------
    (Dollars in Millions)       1995        1994        1993
--------------------------------------------------------------
Net interest income - per
  financial statements        $1,321.1    $1,236.8    $1,200.0
Tax equivalent adjustment         21.2        29.5        35.8
--------------------------------------------------------------
Net interest income - tax
  equivalent                  $1,342.3    $1,266.3    $1,235.8
==============================================================
Average earning assets        $ 30,233    $ 27,261    $ 25,745
==============================================================
Net interest margin - tax
  equivalent                      4.44%       4.65%       4.80%
===============================================================

  To compare non-taxable asset yields to taxable yields on a similar basis, amounts are adjusted to their pre-tax equivalents, based on the marginal corporate tax rate of 35%.


















--------------------------------------------------------------------------------
CHART 9. AVERAGE FUNDING SOURCES
($ in millions)


         CORE                    OTHER                 PURCHASED
         DEPOSITS                DEPOSITS              FUNDS
90                 18,839               2,918               4,396
91                 20,190               2,284               4,221
92                 20,780               1,187               3,866
93                 20,831                 815               4,164
94                 21,327               1,506               4,666
95                 22,598               1,874               5,931



Core deposits grew at a slower pace than loans in 1995. Purchased funds and other deposit balances increased to support the growth in loans.

  The margin decline in 1995 was mainly due to narrower loan spreads, a flat yield curve, and the use of higher-cost wholesale borrowings to fund loan growth.
  The following table summarizes the contribution of derivatives to net interest income (Note: Amounts in brackets represent reductions of the related interest income or expense line, as applicable):

--------------------------------------------------------------
     (Dollars in Millions)        1995       1994       1993
--------------------------------------------------------------
INTEREST ADJUSTMENT TO:
  Loans                          $(13.0)     $36.4      $72.1
  Securities                       (2.8)     (16.3)     (27.2)
--------------------------------------------------------------
  Assets                          (15.8)      20.1       44.9
  Deposits                        (11.6)      (9.6)     (21.1)
--------------------------------------------------------------
EFFECT ON NET INTEREST INCOME    $ (4.2)     $29.7      $66.0
==============================================================

  The future net interest income contribution of the derivative portfolio is not significant at current interest rates. The effects of changing interest rates are more fully discussed in the Asset/Liability Management discussion starting on page 11.

  The following table shows changes in interest income, expense and net interest income due to volume and rate variances for major categories of assets and liabilities:

------------------------------------------------------------------------
                          1995 VS. 1994              1994 vs. 1993
                    -------------------------  -------------------------
                    DUE TO CHANGE IN           Due to Change in
    (Dollars in     ----------------    NET    ----------------    Net
     Millions)      VOLUME    RATE*   CHANGE   Volume    Rate*   Change
------------------------------------------------------------------------
INCREASE (DECREASE) IN TAX EQUIVALENT INTEREST INCOME --
 Loans              $ 257.1  $ 181.3  $ 438.4  $ 183.8  $    --  $ 183.8
 Securities             1.6     40.9     42.5    (40.8)     2.8    (38.0)
 Money market assets   (7.9)    10.0      2.1      (.2)     (.2)     (.4)
------------------------------------------------------------------------
TOTAL               $ 250.8  $ 232.2  $ 483.0  $ 142.8  $   2.6  $ 145.4
========================================================================
(INCREASE) DECREASE IN INTEREST EXPENSE --
 Savings and NOW
   accounts         $  15.5  $  (4.0) $  11.5  $ (11.4) $   5.4  $  (6.0)
 Insured money
   market accounts      7.6    (26.6)   (19.0)     4.7     (5.4)     (.7)
 Time deposits       (101.3)  (112.3)  (213.6)    (5.0)    (2.5)    (7.5)
 Purchased funds      (55.8)  (109.6)  (165.4)   (30.0)   (49.9)   (79.9)
 Corporate debt       (19.4)    (1.1)   (20.5)   (16.3)    (4.5)   (20.8)
------------------------------------------------------------------------
TOTAL               $(153.4) $(253.6) $(407.0) $ (58.0) $ (56.9) $(114.9)
========================================================================
INCREASE IN TAX EQUIVALENT
 NET INTEREST INCOME                  $  76.0                    $  30.5
========================================================================

* Changes in interest income and interest expense not arising solely from rate or volume variances are included in rate variances.
------------------------------------------------------------

--------------------------------------------------------------------------------
CHART 10. NET INTEREST INCOME AND NET INTEREST MARGIN
($ in millions)

         NET INTEREST            NET INTEREST
         INCOME                  MARGIN
90                  1,156                4.50
91                  1,185                4.51
92                  1,195                4.65
93                  1,236                4.80
94                  1,266                4.65
95                  1,342                4.44

Tax equivalent net interest income increased in 1995 due to a larger earning asset base offset somewhat by a narrower net interest margin.

FEES AND OTHER INCOME
An analysis of fees and other income for the last three years follows:

------------------------------------------------------------
   (Dollars in Thousands)       1995       1994       1993
------------------------------------------------------------
Item processing revenue       $327,929   $312,358   $267,962
Deposit service charges        157,486    153,870    152,609
Trust fees                     138,028    125,668    122,597
Credit card and ATM fees        82,226     85,308     92,966
Mortgage banking revenue        69,827     67,406     58,678
Service fees -- other           46,830     42,737     40,263
Brokerage revenue               28,329     18,790      9,013
Other real estate owned
  income                         5,188     13,696     12,332
Trading account profits
  (losses)                        (958)      (861)     9,161
Other                           37,808     33,866     34,234
------------------------------------------------------------
TOTAL                         $892,693   $852,838   $799,815
============================================================

  Fees and other income increased 5% in 1995 from 1994 primarily due to growth in item processing, trust, and brokerage revenues.
  Item processing revenue grew in both 1995 and 1994 primarily due to growth in the existing bankcard processing business.
  Trust fees increased 10% in 1995 due to new business and strong stock and bond markets.
  Brokerage revenue includes the July, 1995 acquisition of Raffensperger, Hughes & Co., Inc., a full-service investment banking/brokerage firm. This subsidiary is now known as NatCity
Investments, Inc.
  Other income in 1995 included a $9.2 million gain on the sale of credit card receivables. In addition, $12.9 million of gains on the sale of mortgage servicing were included in mortgage banking revenue. In 1994, gains on the sale of mortgage servicing totalled $14.4 million.

NONINTEREST EXPENSE
The following table shows noninterest expenses for the last three years:

 ------------------------------------------------------------
 (Dollars in Thousands)    1995          1994          1993
--------------------------------------------------------------
Salaries                $  551,410    $  517,981    $  499,879
Benefits                   133,912       135,909       123,593
Equipment                   95,181        93,345        89,005
Net occupancy               93,777        89,994        89,729
Third party services        88,173        80,604        77,368
Processing assessments     107,625        91,598        81,822
Postage and supplies        72,786        68,218        67,842
FDIC assessments            41,754        48,709        50,157
Amortization of
  intangibles               49,010        44,903        61,721
State and local taxes       29,942        30,160        30,297
Marketing and public
  relations                 42,139        35,677        28,581
Transportation              24,481        23,200        21,978
Telephone                   27,250        24,057        21,862
Other real estate
  owned expense              3,539        10,403        26,177
Other                      109,675       108,375        77,729
--------------------------------------------------------------
TOTAL                   $1,470,654    $1,403,133    $1,347,740
==============================================================

  Noninterest expense rose 5% in 1995 compared with 1994. Approximately $5 million of the increase was due to higher business volumes at the item processing subsidiary and $20 million was due to acquisitions. FDIC expenses declined in 1995 due to a reduction in the assessment rate. Nonrecurring expenses totalled $12.8 million in 1995, recorded primarily as third party services and other expense, and $13.2 million in 1994. Amortization of intangibles included the amortization of purchased mortgage servicing rights, which totalled $16.1 million in 1995, $14.5 million in 1994, and $34.5 million in 1993.
  Full-time equivalent staff, shown in Table 2, increased in 1995 primarily due to acquisitions.
  The overhead ratio (noninterest expense less fee income as a percentage of fully taxable net interest income) was 43.06% in 1995 compared with 43.46% in 1994 and 44.34% in 1993 (Chart 12).
  The efficiency ratio (noninterest expense as a percentage of fee income plus fully taxable net interest income) was 65.80% in 1995









--------------------------------------------------------------------------------
CHART 11. FEE INCOME AS A PERCENTAGE OF TOTAL REVENUE



          FEE INCOME AS % OF
          TOTAL REVENUE
85                      29%
86                      29%
87                      30%
88                      31%
89                      31%
90                      33%
91                      35%
92                      38%
93                      39%
94                      40%
95                      40%


Fee income as a percentage of total revenue remained at 40% in 1995. Contributing to the growth in fee income were increased item processing, trust and brokerage revenues.

----------------------------
  Financial Review   (continued)

compared with 66.21% in 1994 and 1993. The fee-based businesses have lower gross margins than traditional banking. Therefore, growth in these businesses penalizes the efficiency ratio as shown in Table 2. Conversely, strong fee income benefits the overhead ratio.

SECURITY GAINS AND LOSSES
Net realized security gains and losses are summarized as follows:

 ------------------------------------------------------------
     (Dollars in Thousands)        1995       1994       1993
--------------------------------------------------------------
Net gain (loss) on sales of
 debt securities                  $(4,014)   $  (287)   $8,462
Tax expense (benefit)              (1,405)      (100)    2,962
--------------------------------------------------------------
  After tax                       $(2,609)   $  (187)   $5,500
==============================================================
Net gains on sales of equity
  securities                      $28,090    $10,817    $3,460
Tax expense                         8,506      3,848     1,211
==============================================================
  After tax                       $19,584    $ 6,969    $2,249
==============================================================
Effect on net income              $16,975    $ 6,782    $7,749
==============================================================
Effect on earnings per share      $   .11    $   .04    $  .05
==============================================================

INCOME TAXES
The consolidated income tax provision was $204.6 million in 1995 compared with $188.3 million in 1994 and $167.0 million in 1993. The effective tax rate of the Corporation was 30.6% in 1995, 30.5% in 1994, and 29.2% in 1993. The increasing effective rate over the past three years reflects the declining levels of tax-exempt income, partially offset by nontaxable cash surrender value increases on life insurance policies.

ASSET QUALITY
  NONPERFORMING ASSETS: A summary of nonaccrual, reduced rate, and renegotiated loans and other nonperforming assets at December 31 follows:

  ------------------------------------------------------------
(Dollars in Millions)  1995     1994     1993     1992     1991
-----------------------------------------------------------------
COMMERCIAL:
 Nonaccrual           $ 75.0   $ 58.8   $ 79.4   $135.4   $191.8
 Restructured             .1       --      1.1      2.5      5.3
-----------------------------------------------------------------
TOTAL COMMERCIAL        75.1     58.8     80.5    137.9    197.1
-----------------------------------------------------------------
REAL ESTATE RELATED:
 Nonaccrual             50.3     48.8     64.4     81.5    129.7
 Restructured            4.1      4.4      6.5      4.3     15.7
-----------------------------------------------------------------
TOTAL REAL ESTATE
  RELATED               54.4     53.2     70.9     85.8    145.4
-----------------------------------------------------------------
TOTAL NONPERFORMING
  LOANS                129.5    112.0    151.4    223.7    342.5
Other real estate
  owned (OREO)           9.0     16.5     57.8    143.7    196.8
-----------------------------------------------------------------
TOTAL NONPERFORMING
  ASSETS              $138.5   $128.5   $209.2   $367.4   $539.3
=================================================================
Loans 90 days past
 due accruing
 interest             $ 38.6   $ 27.9   $ 42.2   $ 41.5   $ 65.9
-----------------------------------------------------------------
NONPERFORMING LOANS AND OREO AS A PERCENT OF:
  Loans and OREO          .5%      .6%     1.0%     1.9%     2.8%
  Assets                  .4       .4       .7      1.3      1.8
  Equity                 4.7      4.9      7.6     14.7     23.9
Loan loss allowance
 to nonperforming
 loans                 378.9%   418.8%   292.9%   171.6%   112.7%
-----------------------------------------------------------------









--------------------------------------------------------------------------------
CHART 12. OVERHEAD RATIO
(non-interest expenses less fee income divided by net interest income)


90                    46.33
91                    49.93
92                    48.93
93                    44.34
94                    43.46
95                    43.06


The overhead ratio improved in 1995 for the fourth consecutive year. The improvement was due to the benefits of National City's cost redesign program and the successful integration of acquisitions.

TABLE 2
Full-time equivalent staff and overhead performance measures

----------------------------------------------------------
                       Full-Time     Overhead  Efficiency
                   Equivalent Staff  Ratio     Ratio
----------------------------------------------------------
1995
Corporate and retail
banking                 11,528       42.17%    52.57%
National credit card       657       48.09     57.16
Investment/funding         450       10.08   (135.09)
Trust                    1,168        ---      71.12
Item processing          5,653        ---      89.09
Mortgage banking           755        ---      91.09
Corporate                  556        ---      ---
----------------------------------------------------------
TOTAL                   20,767       43.06%    65.80%
----------------------------------------------------------
1994
Corporate and retail
banking                 11,755       47.37%    57.94%
National credit card       577       57.25     63.48
Investment/funding         287      (46.44)    48.28
Trust                    1,005        ---      65.69
Item processing          5,549        ---      91.93
Mortgage banking           731        ---      83.37
Corporate                  402        ---        ---
----------------------------------------------------------
TOTAL                   20,306       43.46%    66.21%
==========================================================

  On January 1, 1995, National City adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." A loan is considered to be impaired when it is probable that the lender will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At December 31, 1995, impaired loans totalled $27 million, all of which were included in nonperforming assets.

  Commercial and residential real estate loans and securities are designated as nonperforming when payments are 90 or more days past due, when credit terms are renegotiated below market levels, or when individual analysis of a borrower's creditworthiness indicates that a credit should be placed on nonaccrual status, unless the loan is adequately collateralized and is in the process of collection. Consumer loans are reported as "90 days past due accruing interest" once the 90 day criterion has been met, and are charged off in the month in which the loan becomes 120 days past due. Generally, when loans are classified as nonperforming, or impaired, unpaid accrued interest is written off, and future income may be recorded only as cash payments are received.
  Nonperforming assets increased by $10 million in 1995 due to higher nonaccrual commercial loans, offset somewhat by a decline in other real estate owned.
  Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. A summary of actual income booked on nonperforming loans versus their full contractual yields for each of the past five years follows:

----------------------------------------------------------------------
 (Dollars in Millions)   1995      1994      1993      1992      1991
----------------------------------------------------------------------
Income potential based
 on original contract    $16.3     $16.5     $16.0     $21.4     $36.3
Actual income              9.8       8.2       5.5       4.6       5.7
======================================================================

  ALLOWANCE FOR LOAN LOSSES: The following table presents the reconciliation of the allowance for loan losses:

---------------------------------------------------------------------------
 (Dollars in Millions)   1995       1994       1993       1992       1991
---------------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                $469.0     $443.4     $383.9     $385.9     $327.3
Provision                 97.5       79.4       93.1      129.4      251.1
Net acquired allowance     9.2        9.7       50.7        2.5       17.7
LOANS CHARGED OFF:
 Commercial               39.7       34.6       56.9       78.4      124.9
 Real estate mortgage      8.3       11.5       14.9       18.7       21.0
 Consumer                 39.0       33.0       35.0       45.6       57.5
 Revolving credit         58.6       41.1       37.7       43.8       56.5
---------------------------------------------------------------------------
TOTAL CHARGE-OFFS        145.6      120.2      144.5      186.5      259.9
---------------------------------------------------------------------------
RECOVERIES:
 Commercial               17.4       18.6       26.1       15.1       14.5
 Real estate mortgage      8.9        4.3        2.3        3.8        2.7
 Consumer                 22.2       22.8       21.6       23.0       21.3
 Revolving credit         12.1       11.0       10.2       10.7       11.2
---------------------------------------------------------------------------
TOTAL RECOVERIES          60.6       56.7       60.2       52.6       49.7
---------------------------------------------------------------------------
Net charged-off loans     85.0       63.5       84.3      133.9      210.2
---------------------------------------------------------------------------
BALANCE AT END OF YEAR  $490.7     $469.0     $443.4     $383.9     $385.9
===========================================================================
Ratio of ending
 allowance to ending
 loans                    1.87%      2.04%      2.08%      2.05%      2.01%
===========================================================================

        The commercial category included real estate construction net charge-offs/(recoveries) of $(2.6) million in 1995, $(1.8) million in 1994, and $4.9 million in 1993. Real estate mortgage loans included commercial real estate net charge-offs/(recoveries) of $(1.2) million in 1995, $5.3 million in 1994, and $10.3 million in 1993.

















--------------------------------------------------------------------------------
CHART 13. NONPERFORMING ASSETS AND THE ALLOWANCE FOR LOAN LOSSES
($ in millions)



         NONPERFORMING           ALLOWANCE FOR
         ASSETS                  LOAN LOSSES
90                    482                 327
91                    539                 386
92                    367                 384
93                    209                 443
94                    129                 469
95                    139                 491

Nonperforming assets at December 31, 1995 totalled $139 million compared with $129 million a year ago. At December 31, 1995, the allowance for loan losses represented 1.87% of total loans and 354% of nonperforming assets.

----------------------------
  Financial Review   (continued)

  Net charge-offs/(recoveries) as a percentage of average loans by portfolio type are shown in the following table:

-----------------------------------------------------------------
                       1995     1994     1993     1992     1991
-----------------------------------------------------------------
Commercial               .22%     .18%     .35%     .71%    1.12%
Real estate mortgage    (.01)     .11      .24      .32      .41
Consumer                 .33      .23      .34      .61      .97
Revolving credit        2.03     1.68     1.90     2.34     2.94
TOTAL NET CHARGE-OFFS
 TO AVERAGE LOANS        .34%     .29%     .43%     .72%    1.07%
=================================================================

  Net charge-offs as a percentage of loans increased 5 basis points in 1995 following a 14 basis point decline in 1994 (Chart 14). Consumer and credit card loans are charged off within industry norms, while commercial loans are evaluated individually.
  The adequacy of the allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated. The allocated component reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off.
  The total of these allocations is supplemented by the unallocated component of the allowance. This component includes adjustments to the historical loss experience for the various loan categories to reflect current conditions that could affect losses inherent in the portfolio. It also includes management's determination of the amounts necessary for concentrations, economic uncertainties, change in mix of the portfolio, and other subjective factors. Since banking is a cyclical business, National City's allocation methodology gives consideration to potential losses in the portfolio over a two year period of time. An allocation of the ending allowance for loan losses by major loan type follows:
----------------------------------------------------------------

(Dollars in Millions)  1995     1994     1993     1992     1991
----------------------------------------------------------------
Commercial and
 commercial mortgage  $174.3   $161.5   $174.9   $193.2   $211.4
Consumer and
 residential mortgage   39.5     32.2     29.7     30.6     53.3
Revolving credit        40.8     42.8     22.1     30.1     28.7
Unallocated            236.1    232.5    216.7    130.0     92.5
----------------------------------------------------------------
TOTAL                 $490.7   $469.0   $443.4   $383.9   $385.9
================================================================

  This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.
  The following table shows the percentage of loans in each category to total loans at year-end:

  ------------------------------------------------------------
                       1995     1994     1993     1992     1991
-----------------------------------------------------------------
Commercial and
 commercial mortgage   50.7 %   51.4 %   54.0 %   57.9 %   59.5 %
Consumer and
 residential mortgage  40.6     38.8     38.9     34.3     32.7
Revolving credit        8.7      9.8      7.1      7.8      7.8
-----------------------------------------------------------------
TOTAL                 100.0 %  100.0 %  100.0 %  100.0 %  100.0 %
=================================================================











--------------------------------------------------------------------------------
CHART 14. NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS

               NET C/O RATIO
90                         1.16%
91                         1.07%
92                          .72%
93                          .43%
94                          .29%
95                          .34%



Net charge-offs as a percentage of average loans was .34% in 1995 compared with
 .29% in 1994 and .43% in 1993. The increase in 1995 reflects a change in loan portfolio mix, principally a higher proportion of credit card loans.

  Statistical Data

CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

                                                                    For the Calendar Year
----------------------------------------------------------------------------------------------------------------------------

  (In Millions Except
  Per Share Amounts and Ratios)   1995        1994        1993        1992        1991        1990        1989        1988
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Loans                        $ 2,206     $ 1,766     $ 1,582     $ 1,624     $ 1,974     $ 2,162     $ 2,094     $ 1,750
    Securities                       293         246         276         341         389         442         407         373
    Other interest income             34          30          32          67         112          91         111          77
----------------------------------------------------------------------------------------------------------------------------
        Total interest income      2,533       2,042       1,890       2,032       2,475       2,695       2,612       2,200
INTEREST EXPENSE
    Deposits                         858         593         542         723       1,093       1,252       1,206         957
    Other interest expense           354         212         148         157         251         349         353         276
----------------------------------------------------------------------------------------------------------------------------
        Total interest expense     1,212         805         690         880       1,344       1,601       1,559       1,233
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                1,321       1,237       1,200       1,152       1,131       1,094       1,053         967
PROVISION FOR LOAN LOSSES             97          79          93         129         251         231         157         168
----------------------------------------------------------------------------------------------------------------------------
    Net interest income after
      provision for loan losses    1,224       1,158       1,107       1,023         880         863         896         799
FEES AND OTHER INCOME                893         853         800         726         650         580         493         471
SECURITY GAINS                        24          10          12          26          26           3           3          11
----------------------------------------------------------------------------------------------------------------------------
        Total noninterest income     917         863         812         752         676         583         496         482
NONINTEREST EXPENSE                1,471       1,403       1,348       1,311       1,242       1,115         981         913
----------------------------------------------------------------------------------------------------------------------------
    Income before income taxes       670         618         571         464         314         331         411         368
    Income taxes                     205         188         167         117          77          82         106          91
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                       $   465     $   430     $   404     $   347     $   237     $   249     $   305     $   277
============================================================================================================================
NET INCOME PER COMMON SHARE:
    Primary                      $  3.03     $  2.70     $  2.41     $  2.09     $  1.46     $  1.62     $  1.98     $  1.80
    Assuming full dilution          2.95        2.64        2.37        2.06        1.45        1.61        1.98        1.80
Dividends paid per common share     1.30        1.18        1.06         .94         .94         .94         .84         .72
Average shares -- primary         148.85      153.35      161.16      158.01      154.43      153.84      154.04      153.85
Average shares -- fully diluted   157.76      162.38      170.68      168.07      162.98      154.87      154.04      153.85
FINANCIAL RATIOS:
    Return on average
      common equity                17.64%      17.06%      16.12%      15.31%      11.20%      12.97%      17.18%      17.47%
    Return on average assets        1.38        1.40        1.40        1.21         .81         .87        1.16        1.14
    Average equity to average
      assets                        8.10        8.55        9.04        8.25        7.35        6.73        6.73        6.55
    Dividends paid to net income   42.90       43.70       43.98       44.98       64.38       58.02       42.42       40.00
    Net interest margin             4.44        4.65        4.80        4.65        4.51        4.50        4.69        4.73
AT YEAR-END:
    Assets                       $36,199     $32,114     $31,068     $28,963     $29,976     $29,561     $28,549     $26,879
    Loans                         26,222      23,035      21,286      18,738      19,171      19,587      18,741      17,314
    Securities                     4,950       4,395       5,166       5,499       5,370       5,020       5,045       5,126
    Deposits                      25,201      24,472      23,063      22,585      22,758      22,730      21,386      20,676
    Corporate long-term debt       1,215         744         510         328         330         308         310         264
    Common equity                  2,736       2,414       2,565       2,300       2,058       1,946       1,877       1,664
    Total equity                   2,921       2,601       2,763       2,500       2,258       1,946       1,877       1,664
    Common shares outstanding     145.55      147.56      158.78      158.17      154.63      153.11      154.20      153.87
============================================================================================================================

------------------------------------------------------------------
  (In Millions Except
  Per Share Amounts and Ratios)     1987        1986        1985
------------------------------------------------------------------
INTEREST INCOME
    Loans                          $ 1,521     $ 1,410     $ 1,349
    Securities                         345         318         288
    Other interest income               76          99         175
------------------------------------------------------------------
        Total interest income        1,942       1,827       1,812
INTEREST EXPENSE
    Deposits                           806         821         878
    Other interest expense             268         224         252
------------------------------------------------------------------
        Total interest expense       1,074       1,045       1,130
------------------------------------------------------------------
NET INTEREST INCOME                    868         782         682
PROVISION FOR LOAN LOSSES              279         108          67
------------------------------------------------------------------
    Net interest income after
      provision for loan losses        589         674         615
FEES AND OTHER INCOME                  419         364         318
SECURITY GAINS                          11          21           9
------------------------------------------------------------------
        Total noninterest income       430         385         327
NONINTEREST EXPENSE                    857         797         709
------------------------------------------------------------------
    Income before income taxes         162         262         233
    Income taxes                        18          44          52
------------------------------------------------------------------
NET INCOME                         $   144     $   218     $   181
==================================================================
NET INCOME PER COMMON SHARE:
    Primary                        $   .93     $  1.47     $  1.39
    Assuming full dilution             .92        1.40        1.21
Dividends paid per common share        .60         .50         .44
Average shares -- primary           154.38      148.00      130.49
Average shares -- fully diluted     156.00      155.88      150.60
FINANCIAL RATIOS:
    Return on average
      common equity                   9.51%      15.97%      15.87%
    Return on average assets           .63        1.05         .95
    Average equity to average
      assets                          6.67        6.68        6.18
    Dividends paid to net income     64.52       34.01       31.65
    Net interest margin               4.93        4.68        4.43
AT YEAR-END:
    Assets                         $24,242     $23,495     $20,637
    Loans                           15,525      14,362      12,462
    Securities                       4,620       4,305       3,319
    Deposits                        18,368      17,350      15,532
    Corporate long-term debt           294         277         254
    Common equity                    1,502       1,468       1,142
    Total equity                     1,507       1,498       1,265
    Common shares outstanding       154.19      154.04      133.39
==================================================================

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

                                                                           Daily Average Balance
-----------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                1995        1994        1993        1992        1991        1990
-----------------------------------------------------------------------------------------------------------------------
ASSETS
    Earning assets:
      Loans:
        Commercial                                  $10,197     $ 9,133     $ 8,816     $ 8,977     $ 9,885     $10,227
        Real estate mortgage                          7,188       6,346       5,297       4,607       4,419       3,987
        Consumer                                      5,185       4,441       3,893       3,675       3,738       3,872
        Revolving credit                              2,288       1,795       1,448       1,412       1,539       1,370
-----------------------------------------------------------------------------------------------------------------------
            Total loans                              24,858      21,715      19,454      18,671      19,581      19,456
      Securities:
        Taxable                                       4,168       3,999       4,637       4,361       3,722       3,813
        Tax-exempt                                      617         758         861       1,024       1,174       1,274
-----------------------------------------------------------------------------------------------------------------------
            Total securities                          4,785       4,757       5,498       5,385       4,896       5,087
      Federal funds sold                                 79          65          77         315         296         247
      Security resale agreements                        404         470         274         706         870         275
      Eurodollar time deposits in banks                   2         107         278         417         417         298
      Other short-term money
        market investments                              105         147         164         187         219         300
-----------------------------------------------------------------------------------------------------------------------
            Total earning assets/
            Total interest income/rates              30,233      27,261      25,745      25,681      26,279      25,663
    Allowance for loan losses                          (489)       (462)       (409)       (393)       (367)       (315)
    Market value appreciation (depreciation)
      of securities available for sale                   27          (5)         --          --          --          --
    Cash and demand balances due from banks           2,073       2,052       1,959       1,827       1,855       1,789
    Properties and equipment                            410         390         367         383         410         414
    Customers' acceptance liability                      91          69          51          78          75          96
    Accrued income and other assets                   1,452       1,309       1,121       1,059       1,091         917
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $33,797     $30,614     $28,834     $28,635     $29,343     $28,564
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
      Savings and NOW accounts                      $ 4,368     $ 4,966     $ 4,543     $ 3,981     $ 3,371     $ 3,138
      Insured money market accounts                   4,847       5,184       5,401       5,236       4,519       3,767
      Time deposits of individuals                    8,652       6,380       6,268       7,230       8,430       8,112
      Other time deposits                               509         481         552         936       1,777       2,495
      Deposits in overseas offices                    1,365       1,026         263         251         367         315
      Federal funds borrowed                          1,325       1,358       1,439         995       1,056       1,289
      Security repurchase agreements                  1,538       1,181       1,080       1,183       1,141       1,374
      Borrowed funds                                  2,076       1,415       1,193       1,359       1,706       1,424
      Corporate long-term debt                          992         712         452         329         318         309
-----------------------------------------------------------------------------------------------------------------------
            Total interest bearing liabilities/
            Total interest expense/rates             25,672      22,703      21,191      21,500      22,685      22,223
      Noninterest bearing deposits                    4,731       4,798       4,619       4,333       4,010       3,930
      Acceptances outstanding                            91          69          51          78          75          96
      Accrued expenses and other liabilities            564         425         367         362         417         393
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                    31,058      27,995      26,228      26,273      27,187      26,642
    Preferred stock                                     186         191         200         200         141          --
    Common stock                                      2,553       2,428       2,406       2,162       2,015       1,922
-----------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                            2,739       2,619       2,606       2,362       2,156       1,922
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $33,797     $30,614     $28,834     $28,635     $29,343     $28,564
=======================================================================================================================
        Net interest income
=======================================================================================================================
        Interest spread
        Contribution of noninterest bearing sources of funds
-----------------------------------------------------------------------------------------------------------------------
        Net interest margin
=======================================================================================================================

Fully taxable equivalent basis computed at 35% in 1995 through 1993, and 34% in 1992 through 1990.
Average loan balances include nonperforming loans.

                                Interest                                                 Daily Average Rate
----------------------------------------------------------------------------------------------------------------------------------
  1995         1994         1993         1992         1991       1990       1995      1994      1993      1992      1991     1990
----------------------------------------------------------------------------------------------------------------------------------



$  868.7     $  708.5     $  648.7     $  679.7     $  904.8   $1,073.6      8.52%     7.76%     7.36%     7.57%     9.15%   10.50%
   591.8        490.5        421.4        409.8        448.0      424.8      8.23      7.73      7.96      8.90     10.14    10.65
   447.6        356.8        338.8        358.9        408.7      453.3      8.63      8.03      8.70      9.77     10.93    11.71
   305.9        219.8        182.9        186.4        227.5      229.7     13.37     12.25     12.63     13.20     14.78    16.77
----------------------------------------------------------------------------------------------------------------------------------
 2,214.0      1,775.6      1,591.8      1,634.8      1,989.0    2,181.4      8.91      8.18      8.18      8.76     10.16    11.21

   256.3        204.5        229.0        277.6        308.7      347.7      6.15      5.11      4.94      6.37      8.29     9.12
    50.5         59.8         73.3         95.3        119.4      135.8      8.18      7.89      8.51      9.31     10.17    10.66
----------------------------------------------------------------------------------------------------------------------------------
   306.8        264.3        302.3        372.9        428.1      483.5      6.41      5.56      5.50      6.92      8.74     9.50
     4.8          2.9          4.5         11.1         17.3       20.3      6.08      4.46      5.84      3.52      5.84     8.22
    23.9         20.0          8.8         26.9         49.7       22.1      5.92      4.25      3.21      3.81      5.71     8.04
      .1          3.0          9.6         16.4         27.3       25.8      5.00      2.80      3.45      3.93      6.55     8.66

     4.7          5.5          8.9         12.7         17.4       23.5      4.48      3.74      5.43      6.74      7.95     7.83
----------------------------------------------------------------------------------------------------------------------------------

$2,554.3     $2,071.3     $1,925.9     $2,074.8     $2,528.8   $2,756.6      8.45%     7.60%     7.48%     8.08%     9.62%   10.74%












$  117.3     $  128.8     $  122.8     $  128.3     $  155.0   $  157.0      2.69%     2.59%     2.70%     3.22%     4.60%    5.00%
   136.0        117.0        116.3        146.3        211.3      216.2      2.81      2.26      2.15      2.79      4.68     5.74
   498.2        284.6        277.1        400.3        592.2      654.9      5.76      4.46      4.42      5.54      7.02     8.07
    27.6         18.4         19.1         39.5        112.2      200.3      5.42      3.83      3.46      4.22      6.31     8.03
    79.2         44.1          6.9          8.3         21.6       23.7      5.80      4.30      2.62      3.31      5.89     7.52
    82.8         57.5         45.5         34.4         60.2      104.0      6.25      4.23      3.16      3.46      5.70     8.07
    81.0         43.7         27.6         36.7         58.5      103.9      5.27      3.70      2.56      3.09      5.13     7.56
   120.2         61.7         46.4         60.9        106.8      112.9      5.79      4.36      3.89      4.49      6.26     7.93
    69.7         49.2         28.4         24.8         26.0       28.1      7.03      6.92      6.28      7.54      8.18     9.09
----------------------------------------------------------------------------------------------------------------------------------

$1,212.0     $  805.0     $  690.1     $  879.5     $1,343.8   $1,601.0      4.72%     3.55%     3.26%     4.09%     5.92%    7.20%











==================================================================================================================================
$1,342.3     $1,266.3     $1,235.8     $1,195.3     $1,185.0     $1,155.6
==================================================================================================================================
                                                                             3.73%     4.05%     4.22%     3.99%     3.70%    3.54%
                                                                              .71       .60       .58       .66       .81      .96
----------------------------------------------------------------------------------------------------------------------------------
                                                                             4.44%     4.65%     4.80%     4.65%     4.51%    4.50%
==================================================================================================================================

  Quarterly Data

FOURTH QUARTER RESULTS
Net income for the fourth quarter of 1995 was $121.5 million, or $.79 per common share, compared with $111.4 million, or $.71 per share, for the same period last year.
  The increase in earnings was due to higher net interest income that resulted from loan growth, in addition to security gains.
  Annualized return on average common equity for the fourth quarter of 1995 was 17.40%, compared with 17.64% for the fourth quarter 1994. Annualized return on average assets was 1.38% in 1995 versus 1.40% in 1994.
  Average earning assets and average deposits for the quarter increased 10% and 4%, respectively, from the fourth quarter last year.
  Net interest income on a fully-taxable equivalent basis for the quarter was $335.4 million, which reflects a 3% increase over $325.5 million for the same period last year. Net interest margin for the fourth quarter of 1995 was 4.32%.
  Fees and other income increased to $235.8 million, compared to $230.1 million for the same period last year. This was primarily due to higher item processing revenue as a result of business growth.
  Noninterest expenses increased to $380.9 million, compared with $370.5 million a year ago. The increase was primarily due to acquisitions.

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL INFORMATION
The following is a summary of unaudited quarterly results of operations for the years 1995, 1994, and 1993:

------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands Except Per Share Amounts)    First        Second       Third        Fourth      Full Year
------------------------------------------------------------------------------------------------------------------
1995
      Interest income                               $588,433     $633,459     $662,313     $648,908     $2,533,113
      Interest expense                               267,176      303,479      323,679      317,694      1,212,028
      Net interest income                            321,257      329,980      338,634      331,214      1,321,085
      Provision for loan losses                       22,590       23,577       28,160       23,155         97,482
      Security gains                                   1,396          238        9,837       12,605         24,076
      Net overhead                                   139,545      147,328      146,036      145,052        577,961
      Income before income taxes                     160,518      159,313      174,275      175,612        669,718
      Net income                                     111,031      112,530      120,012      121,536        465,109
      Net income applicable to common stock          107,311      108,808      116,291      117,869        450,279
      Net income per common share                        .72          .74          .78          .79           3.03
      Fully diluted net income per common share          .70          .72          .76          .77           2.95
      Dividends paid per common share                    .32          .32          .33          .33           1.30
------------------------------------------------------------------------------------------------------------------
1994
      Interest income                               $473,873     $494,462     $517,754     $555,775     $2,041,864
      Interest expense                               171,728      188,275      207,607      237,445        805,055
      Net interest income                            302,145      306,187      310,147      318,330      1,236,809
      Provision for loan losses                       20,442       20,071       19,235       19,608         79,356
      Security gains                                   5,893          799        2,772        1,066         10,530
      Net overhead                                   137,130      135,208      137,632      140,325        550,295
      Income before income taxes                     150,466      151,707      156,052      159,463        617,688
      Net income                                     103,807      105,841      108,411      111,375        429,434
      Net income applicable to common stock           99,930      102,055      104,625      107,624        414,234
      Net income per common share                        .63          .67          .69          .71           2.70
      Fully diluted net income per common share          .62          .66          .67          .69           2.64
      Dividends paid per common share                    .29          .29          .30          .30           1.18
------------------------------------------------------------------------------------------------------------------
1993
      Net income                                    $ 95,322     $102,454     $102,676     $103,545      $ 403,997
      Net income per common share                        .57          .61          .61          .62           2.41
      Fully diluted net income per common share          .56          .60          .60          .61           2.37
      Dividends paid per common share                    .26          .26          .27          .27           1.06
==================================================================================================================

  Report of Management

The management of National City Corporation has prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.
        National City Corporation maintains a system of internal control over financial reporting designed to produce reliable financial statements. The system contains self-monitoring mechanisms, and compliance is tested and evaluated through an extensive program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any internal control system has inherent limitations, including the possibility that controls can be circumvented or overridden. Further, because of changes in conditions, internal control system effectiveness may vary over time.
        The Audit Committee, consisting entirely of outside directors, meets regularly with management, internal auditors and independent auditors, and reviews audit plans and results as well as management's actions taken in discharging responsibilities for accounting, financial reporting, and internal controls. Ernst & Young LLP, independent auditors, and the internal auditors have direct and dent Auditors confidential access to the Audit Committee at all times to discuss the results of their examinations.
        National City Corporation assessed its internal control system as of December 31, 1995 in relation to criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1995, its system of internal control met those criteria.



Cleveland, Ohio
January 22, 1996

/s/ David A. Daberko            /s/ Robert G. Siefers
    DAVID A. DABERKO                ROBERT G. SIEFERS
    Chairman and Chief              Executive Vice President and
    Executive Officer               Chief Financial Officer


  Report of Ernst & Young LLP, Independent Auditors

The Stockholders
National City Corporation
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of National City's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Cleveland, Ohio                          /s/ Ernst & Young LLP
January 22, 1996                         ---------------------
                                         Ernst & Young LLP

Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  For the Calendar Year
------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)                                   1995              1994             1993
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Loans:
      Taxable                                                                   $  2,191,925       $1,749,726       $1,565,636
      Exempt from Federal income taxes                                                14,274           16,172           16,470
    Securities:
      Taxable                                                                        256,278          204,463          229,007
      Exempt from Federal income taxes                                                37,091           40,085           47,279
    Federal funds sold and security resale agreements                                 28,665           22,897           13,254
    Eurodollar time deposits in banks                                                    104            3,044            9,630
    Other short-term investments                                                       4,776            5,477            8,888
------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                      2,533,113        2,041,864        1,890,164
INTEREST EXPENSE
    Deposits                                                                         858,418          592,870          542,165
    Federal funds borrowed and security repurchase agreements                        163,728          101,249           73,151
    Borrowed funds                                                                   120,187           61,698           46,417
    Corporate long-term debt                                                          69,695           49,238           28,377
------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                     1,212,028          805,055          690,110
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                1,321,085        1,236,809        1,200,054
PROVISION FOR LOAN LOSSES                                                             97,482           79,356           93,089
------------------------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses                        1,223,603        1,157,453        1,106,965
NONINTEREST INCOME
    Item processing revenue                                                          327,929          312,358          267,962
    Service charges on deposit accounts                                              157,486          153,870          152,609
    Trust fees                                                                       138,028          125,668          122,597
    Credit card fees                                                                  82,226           85,308           92,966
    Mortgage banking revenue                                                          69,827           67,406           58,678
    Brokerage revenue                                                                 28,329           18,790            9,013
    Other                                                                             88,868           89,438           95,990
------------------------------------------------------------------------------------------------------------------------------
        Total fees and other income                                                  892,693          852,838          799,815
    Security gains                                                                    24,076           10,530           11,922
------------------------------------------------------------------------------------------------------------------------------
        Total noninterest income                                                     916,769          863,368          811,737
NONINTEREST EXPENSE
    Salaries and employee benefits                                                   685,322          653,890          623,472
    Equipment                                                                         95,181           93,345           89,005
    Net occupancy                                                                     93,777           89,994           89,729
    Assessments and taxes                                                             71,696           78,869           80,454
    Other                                                                            524,678          487,035          465,080
------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                                                  1,470,654        1,403,133        1,347,740
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                           669,718          617,688          570,962
Income tax expense                                                                   204,609          188,254          166,965
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $    465,109       $  429,434       $  403,997
==============================================================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                                           $    450,279       $  414,234       $  388,031
==============================================================================================================================
NET INCOME PER COMMON SHARE                                                            $3.03            $2.70            $2.41
AVERAGE COMMON SHARES OUTSTANDING                                                148,851,462      153,353,555      161,163,816
==============================================================================================================================

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31
--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                         1995               1994
--------------------------------------------------------------------------------------------------------------------------
ASSETS
    Loans:
      Commercial                                                                           $  10,020,008       $ 8,667,539
      International                                                                               58,285            52,356
      Real estate construction                                                                   529,273           421,505
      Lease financing                                                                            271,246           216,499
      Real estate mortgage - nonresidential                                                    2,412,937         2,473,329
      Real estate mortgage - residential                                                       4,926,766         4,123,084
      Mortgage loans held for sale                                                               166,998            42,064
      Consumer                                                                                 5,545,225         4,781,759
      Revolving credit                                                                         2,291,581         2,256,640
--------------------------------------------------------------------------------------------------------------------------
        Total loans                                                                           26,222,319        23,034,775
        Allowance for loan losses                                                                490,679           469,019
--------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                             25,731,640        22,565,756
    Securities held to maturity (market value $1,156,811 in 1994)                                     --         1,176,115
    Securities available for sale, at market                                                   4,949,654         3,218,940
    Federal funds sold and security resale agreements                                            724,564           672,945
    Trading account assets                                                                        23,715             7,940
    Other short-term money market investments                                                     51,207            96,615
    Cash and demand balances due from banks                                                    2,637,049         2,401,728
    Properties and equipment                                                                     424,479           389,980
    Customers' acceptance liability                                                               66,169           102,005
    Accrued income and other assets                                                            1,590,533         1,481,984
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               $  36,199,010       $32,114,008
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
      Demand deposits (noninterest bearing)                                                $   5,563,717       $ 5,331,789
      Savings and NOW accounts                                                                 4,241,140         4,599,988
      Insured money market accounts                                                            5,153,738         4,964,741
      Time deposits of individuals                                                             9,039,981         7,298,056
      Other time deposits                                                                        484,109           472,023
      Deposits in overseas offices                                                               717,823         1,805,323
--------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                        25,200,508        24,471,920
      Federal funds borrowed and security repurchase agreements                                4,010,149         2,608,801
      Borrowed funds                                                                           2,089,150         1,104,989
      Acceptances outstanding                                                                     66,169           102,005
      Accrued expenses and other liabilities                                                     696,701           481,570
      Corporate long-term debt                                                                 1,215,356           743,669
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                             33,278,033        29,512,954
==========================================================================================================================
    Stockholders' Equity:
      Preferred stock, without par value, authorized 5,000,000 shares, outstanding
       741,600 and 750,160 shares (3,708,000 and 3,750,800 depositary shares) of 8%
       Cumulative Convertible Preferred Stock ($250 liquidation preference per share)
       in 1995 and 1994                                                                          185,400           187,540
      Common stock, par value $4 per share, authorized 350,000,000 shares,
        outstanding 145,545,689 shares in 1995 and 147,555,632 shares in 1994                    582,183           590,223
      Capital surplus                                                                            202,669           100,051
      Retained earnings                                                                        1,953,466         1,732,258
      Unallocated shares held by Employee Stock Ownership Plan (ESOP) trust                       (2,741)           (9,018)
--------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                     2,920,977         2,601,054
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $  36,199,010       $32,114,008
==========================================================================================================================

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Calendar Year
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                           1995               1994              1993
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                              $     465,109       $   429,434       $   403,997
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                    97,482            79,356            93,089
      Depreciation and amortization                                                59,752            57,390            56,610
      Amortization of goodwill and intangibles                                     49,010            44,903            61,721
      Amortization of securities discount and premium                              10,384             8,833             6,488
      Security gains                                                              (24,076)          (10,530)          (11,922)
      Other gains, net                                                             (8,547)          (22,712)               --
      Net (increase) decrease in trading account securities                        (6,671)          142,356          (137,252)
      Originations and purchases of mortgage loans held for sale                 (924,396)       (1,117,702)       (3,635,705)
      Proceeds from sales of mortgage loans held for sale                         806,167         1,587,421         3,496,154
      Deferred income taxes                                                         1,557             3,104            21,563
      (Increase) in interest receivable                                           (79,378)          (51,305)          (22,698)
      Increase in interest payable                                                107,128            41,187            24,319
      (Increase) in other assets                                                 (104,645)          (41,943)         (279,286)
      Increase in other liabilities                                                94,601            61,115            46,041
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                  543,477         1,210,907           123,119
LENDING AND INVESTING ACTIVITIES
    Net (increase) decrease in short-term investments                              27,211           384,860           633,588
    Purchases of securities                                                    (4,691,646)       (2,185,267)       (4,036,281)
    Proceeds from sales of securities                                           3,685,643         1,598,514         2,594,509
    Proceeds from maturities and prepayments of securities                        871,618         1,225,333         2,368,065
    Net (increase) decrease in loans                                           (2,622,849)       (2,272,102)       (1,870,528)
    Proceeds from sales of loans                                                   61,225                --           207,156
    Net (increase) decrease in properties and equipment                           (70,482)          (61,151)          (55,348)
    Acquisitions                                                                   30,156                --           (43,490)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by lending and investing activities                   (2,709,124)       (1,309,813)         (202,329)
DEPOSIT AND FINANCING ACTIVITIES
    Net increase (decrease) in Federal funds borrowed and security
      repurchase agreements                                                     1,378,253          (474,020)        1,179,308
    Net increase (decrease) in borrowed funds                                     956,334           (96,022)         (217,410)
    Net increase (decrease) in demand, savings, NOW, insured money
      market accounts, and deposits in overseas offices                        (1,553,880)          363,472           212,946
    Net increase (decrease) in time deposits                                    1,553,366         1,045,427        (1,093,817)
    Repayment of long-term debt                                                    (1,024)          (15,362)          (20,660)
    Proceeds from issuance of long-term debt                                      470,630           247,080           197,950
    Dividends paid, net of tax benefit of ESOP shares                            (206,273)         (194,425)         (184,516)
    Issuance of common stock                                                       32,421            23,221            28,469
    Repurchase of common and preferred stock                                     (235,136)         (340,053)         (168,920)
    ESOP trust repayment                                                            6,277             7,428             8,816
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by deposit and financing activities                    2,400,968           566,746           (57,834)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and demand balances due from banks                235,321           467,840          (137,044)
Cash and demand balances due from banks, January 1                              2,401,728         1,933,888         2,070,932
-----------------------------------------------------------------------------------------------------------------------------
Cash and demand balances due from banks, December 31                        $   2,637,049       $ 2,401,728       $ 1,933,888
=============================================================================================================================
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                           $   1,105,000       $   764,000       $   662,000
    Income taxes paid                                                             189,000           199,000           147,000
    Common stock issued in purchase acquisitions                                  110,739                --           140,568
=============================================================================================================================

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Unallocated
                                                  Preferred     Common     Capital      Retained     Shares Held by
 (Dollars in Thousands Except Per Share Amounts)    Stock       Stock      Surplus      Earnings       ESOP Trust        Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1993                           $ 200,000    $316,335    $300,307    $1,708,506       $(25,262)      $2,499,886
    Net income                                                                            403,997                         403,997
    Common dividends, $1.06 per share                                                    (169,391)                       (169,391)
    Preferred dividends, $4.00 per depositary
      share                                                                               (16,000)                        (16,000)
    Issuance of 1,530,479 common shares under
      corporate stock and dividend reinvestment
      plans                                                       3,972      24,497                                        28,469
    Purchase of 6,724,600 common shares and
      33,800 depositary shares of preferred stock    (1,690)    (21,469)    (23,951)     (121,810)                       (168,920)
    Issuance of 5,806,552 common shares
      pursuant to acquisitions                                   20,174     120,394                                       140,568
    Two-for-one stock split                                     316,107    (316,107)                                           --
    Shares distributed by ESOP trust and tax
      benefit on dividends                                                                    875          8,816            9,691
    Accounting change adjustment for unrealized
      gains on securities available for sale, net
      of tax                                                                               34,967                          34,967
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1993                           198,310     635,119     105,140     1,841,144        (16,446)       2,763,267
    Net income                                                                            429,434                         429,434
    Common dividends paid, $1.18 per share                                               (179,675)                       (179,675)
    Preferred dividends paid, $4.00 per
      depositary share                                                                    (15,415)                        (15,415)
    Issuance of 1,190,121 common shares under
      corporate stock and dividend reinvestment
      plans                                                       4,760      18,461                                        23,221
    Purchase of 12,414,100 common shares and
      215,400 depositary shares of preferred
      stock                                         (10,770)    (49,656)    (23,550)     (256,077)                       (340,053)
    Shares distributed by ESOP trust and tax
      benefit on dividends                                                                    665          7,428            8,093
    Change in unrealized market value adjustment
      on securities available for sale, net of
      tax                                                                                 (87,818)                        (87,818)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1994                           187,540     590,223     100,051     1,732,258         (9,018)       2,601,054
    Net income                                                                            465,109                         465,109
    Common dividends paid, $1.30 per share                                               (191,907)                       (191,907)
    Preferred dividends paid, $4.00 per
      depositary share                                                                    (14,910)                        (14,910)
    Issuance of 1,610,444 common shares under
      corporate stock and dividend reinvestment
      plans                                                       6,441      25,980                                        32,421
    Purchase of 7,918,662 common shares and
      30,000 depositary shares of preferred stock    (1,500)    (31,674)    (17,548)     (184,414)                       (235,136)
    Issuance of 4,267,760 common shares
      pursuant to acquisitions                                   17,071      93,668                                       110,739
    Conversion of 12,800 depositary shares
      of preferred stock to 30,515 common shares       (640)        122         518                                            --
    Shares distributed by ESOP trust and tax
      benefit on dividends                                                                    544          6,277            6,821
    Change in unrealized market value adjustment
      on securities available for sale, net of
      tax                                                                                 146,786                         146,786
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                         $ 185,400    $582,183    $202,669    $1,953,466       $ (2,741)      $2,920,977
=================================================================================================================================

See notes to financial statements.

  Notes to Financial Statements

1. ACCOUNTING POLICIES

  NATURE OF OPERATIONS: National City Corporation ("National City" or "the Corporation") is a multi-bank holding company headquartered in Cleveland, Ohio. The Corporation's principal banking subsidiaries are located in Cleveland, Columbus, Indianapolis and Louisville. In addition to general commercial banking, the Corporation or its subsidiaries are engaged in trust and investment management, mortgage banking, merchant banking, leasing, item processing, venture capital, insurance, and other financially related businesses.

  CONSOLIDATION: The consolidated financial statements include the accounts of the Corporation and all of its subsidiaries.

  USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  ACQUISITIONS AND AMORTIZATION OF INTANGIBLES: Operations of companies acquired in purchase transactions are included in the statements of income from the respective dates of acquisition. The excess of the purchase price over net identifiable assets acquired (goodwill) is included in other assets and is being amortized over varying remaining lives not exceeding 24 years. Core deposit intangibles are amortized on a straight-line basis over varying remaining lives not exceeding four years.

  CASH FLOWS: Cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and demand balances due from banks."

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

  SECURITIES AND TRADING ACCOUNT: Trading account assets are held for resale in anticipation of short-term market movements and are carried at market value. Gains and losses, both realized and unrealized, are included in other income.
  Debt securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.
  Debt securities not classified as held to maturity or trading and marketable equity securities not classified as trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through retained earnings, net of tax.
  Amortization of premiums and accretion of discounts are recorded as interest income from investments. Realized gains and losses are recorded as net security gains (losses). The adjusted cost of specific securities sold is used to compute gains or losses on sales.
  Other income also includes gains and losses and adjustments to market on interest rate futures and forward contracts related to trading account assets and liabilities.

  TIME DEPOSITS: Certificates of deposit and other time deposits in denominations of $100,000 or more totalled approximately $2,141.7 million and $1,367.0 million at December 31, 1995 and 1994, respectively.

  OFF-BALANCE SHEET FINANCIAL AGREEMENTS: The Corporation utilizes a variety of off-balance sheet financial instruments to manage various financial risks. These instruments include interest rate swaps, interest rate caps and floors, futures, forwards, and option contracts. Interest rate swaps are used to synthetically alter the price risk or cash flow characteristics of various on-balance sheet assets and liabilities. The net interest income or expense on interest rate swaps is accrued and recognized as an adjustment to the interest income or expense of the associated on-balance sheet asset or liability. The Corporation purchases interest rate caps and floors to reduce the cash flow risk of various on-balance sheet variable rate assets and liabilities. The cost or premium paid for purchased interest rate caps and floors is capitalized and charged to income based on the economic value at the time of purchase. The unamortized cost of caps or floors purchased is carried in other assets. Interest payments received on interest rate caps and floors are recorded as an interest income or expense adjustment to the related assets and liabilities.
  Futures, forwards, and options are also utilized to manage exposures to changes in interest rates. Futures, forwards, and options that are used for risk management are carried at cost and realized gains and losses are amortized into interest income or interest expense over the life of the instrument. Realized gains and losses on all off-balance sheet transactions used to manage risk that are terminated prior to maturity are deferred and amortized as a yield adjustment over the remaining original life of the agreement. Unrealized gains or losses on interest rate swaps or purchased interest rate caps and floors are deferred. Deferred gains and losses are recorded in other assets and other liabilities, as applicable.
  Unrealized gains or losses on any interest rate caps or floors sold and foreign exchange positions are marked to market and included in other income.

  PURCHASED MORTGAGE SERVICING RIGHTS: Purchased mortgage servicing rights are initially recorded at the lower of cost or estimated present value of the future net servicing income. The capitalized amount is amortized in proportion to, and over the period of, estimated net positive cash flows. Management evaluates the recoverability of purchased mortgage servicing rights in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure, and delinquency experience.

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

  INCOME: Interest and other income are recorded as earned. Loans are classified as nonaccrual, reduced rate or renegotiated based on management's judgment and requirements established by bank regulatory agencies. Subsequent receipts on nonaccrual loans, including those considered impaired under the provisions of SFAS No. 114, are recorded as a reduction of principal, and interest income is only recorded once principal recovery is reasonably assured. Loan origination fees and other direct costs are amortized into interest or other income using a method which approximates the interest method over the estimated life of the related loan.

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

2. ACCOUNTING CHANGES

  ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN: Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Impairment is measured based on either the present value of expected future cash flows using the initial effective interest rate on the loan, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. The adoption of these accounting standards did not have a material impact on the overall allowance for loan losses and did not affect the Corporation's charge-off or income recognition policies.

  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF: In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment is measured based on the present value of expected future cash flows from the use of the asset and its eventual disposition. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. Management plans to adopt this standard on January 1, 1996. The adoption is not expected to have a material impact on financial position or results of operations.

  ACCOUNTING FOR MORTGAGE SERVICING RIGHTS: In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This standard requires that entities recognize rights to service mortgage loans for others as separate assets, whether those rights are acquired through loan origination activities or through purchase activities. Additionally, the enterprise must periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Management plans to adopt this standard on January 1, 1996. The adoption is not expected to have a material impact on financial position or results of operations.

  ACCOUNTING FOR STOCK-BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value-based method of accounting for stock-based employee compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The standard encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for its plans as prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees." If an entity elects to continue to use the accounting in Opinion 25, pro forma disclosures of net income and earnings per share must be made as if the fair value method of accounting, as defined by SFAS No. 123, had been applied. At this time, management expects to continue its accounting in accordance with APB Opinion 25. The disclosure requirements of SFAS No. 123 will be adopted as required for financial statements beginning in 1996.

3. ACQUISITIONS
On July 1, 1995, the Corporation acquired United Bancorp of Kentucky, Inc.
(UBK), a $662 million asset bank holding company headquartered in Lexington, Kentucky. The Corporation paid approximately $75 million for the common and preferred stock of UBK, consisting of approximately 2.5 million shares of common stock and $10 million in cash. The transaction was accounted for as a purchase. Total goodwill was approximately $39 million and is being amortized over 20 years.
  On July 13, 1995, the Corporation acquired, for cash, the net assets of Raffensperger, Hughes & Co., Inc., a full-service investment banking/brokerage firm headquartered in Indianapolis, Indiana in a purchase transaction.
  The pro forma effect of the above transactions was not material to the 1995 and 1994 results of operations.
  On August 28, 1995, the Corporation announced the signing of a definitive merger agreement with Integra Financial Corporation, a $14 billion asset bank holding company headquartered in Pittsburgh, Pennsylvania. The merger agreement calls for an exchange of two shares of National City common stock for each share of Integra. The transaction will be accounted for as a pooling of interests, and is expected to close in the second quarter of 1996, subject to regulatory and shareholder approvals.

4. LOANS
Total loans outstanding were recorded net of unearned income of $140.8 million in 1995 and $99.9 million in 1994.
  The following table summarizes the activity in the allowance for loan losses:

                                   For the Calendar Year
 --------------------------------------------------------------
 (In Thousands)          1995         1994        1993
---------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR $ 469,019    $443,412    $383,849
  Acquired allowance             9,193       9,729      50,756
  Provision                     97,482      79,356      93,089
  Loans charged-off           (145,593)   (120,234)   (144,490)
  Recoveries                    60,578      56,756      60,208
---------------------------------------------------------------
    Net charge-offs            (85,015)    (63,478)    (84,282)
---------------------------------------------------------------
BALANCE AT END OF YEAR       $ 490,679    $469,019    $443,412
===============================================================

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

  The financial review section provides detail regarding nonperforming loans. At December 31, 1995, loans that were considered to be impaired under SFAS No. 114 totalled $26.7 million, all of which were included in nonperforming assets. Management does not individually evaluate certain smaller-balance loans for impairment. These loans are evaluated on an aggregate basis using a formula-based approach in accordance with the Corporation's policy. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans was $16.4 million. The contractual interest due and actual interest recognized on impaired loans, as well as on total nonperforming assets, for the twelve months ended December 31, 1995 was $16.3 million and $9.8 million, respectively.
  At December 31, 1995, nonaccrual, reduced-rate, and renegotiated loans were $129.5 million, and other real estate owned was $9.0 million. At December 31, 1994, the corresponding amounts were $112.0 million and $16.5 million, respectively.

5. SECURITIES
The following is a summary of securities held to maturity and available for sale:

                                DECEMBER 31, 1995
----------------------------------------------------------------
                  AMORTIZED   UNREALIZED  UNREALIZED    MARKET
 (IN THOUSANDS)      COST       GAINS       LOSSES      VALUE
----------------------------------------------------------------
AVAILABLE FOR
  SALE:
 U.S. Treas. and
   Fed. agency
   debentures     $1,004,832   $ 12,466    $ (3,971)  $1,013,327
 Mortgage-backed
   securities      3,192,961     37,600      (8,883)   3,221,678
 States and
   political
   subdivisions      302,253     18,434        (491)     320,196
 Other               304,553     93,127      (3,227)     394,453
----------------------------------------------------------------
TOTAL SECURITIES  $4,804,599   $161,627    $(16,572)  $4,949,654
================================================================

                                December 31, 1994
----------------------------------------------------------------
                  Amortized   Unrealized Unrealized     Market
 (In Thousands)      Cost       Gains     Losses        Value
----------------------------------------------------------------
HELD TO MATURITY:
  U.S. Treas. and
    Fed. agency
    debentures    $   34,258   $    --   $  (1,474)   $   32,784
  Mortgage-backed
    securities       630,610       749     (37,218)      594,141
  States and political
    subdivisions     450,461    23,562      (4,736)      469,287
  Other               60,786        36        (223)       60,599
----------------------------------------------------------------
    Total held
      to maturity  1,176,115    24,347     (43,651)    1,156,811
AVAILABLE FOR
  SALE:
  U.S. Treas. and
    Fed. agency
    debentures     1,333,809    18,438     (53,463)    1,298,784
  Mortgage-backed
    securities     1,700,228       584     (58,252)    1,642,560
  States and political
    subdivisions      30,944       163        (152)       30,955
  Other              235,268    26,232     (14,859)      246,641
----------------------------------------------------------------
    Total
      available
      for sale     3,300,249    45,417    (126,726)    3,218,940
----------------------------------------------------------------
TOTAL SECURITIES  $4,476,364   $69,764   $(170,377)   $4,375,751
================================================================

  On November 15, 1995, the FASB staff issued a special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with provisions in that special report, management chose to reclassify all securities classified as held to maturity to available for sale. At December 1, 1995, the date of the transfer, the amortized cost of those securities was $910.5 million and the unrealized gain on those securities was $17.3 million.
  At December 31, 1995, the unrealized appreciation in securities available for sale included in retained earnings totalled $94.3 million, net of tax, compared to unrealized depreciation of $52.9 million, net of tax, at December 31, 1994. The securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and accordingly, no valuation adjustments have been included as a charge to income.

  The following table shows the amortized cost and market value (carrying value) of securities at December 31, 1995 by maturity:

---------------------------------------------------------------
                                        Available for Sale
                                   ----------------------------
                                                       Market
(In Thousands)                     Amortized Cost       Value
---------------------------------------------------------------
Due in 1 year or less                $   240,748     $  243,942
Due in 1 to 5 years                    3,745,211      3,774,152
Due in 5 to 10 years                     486,594        506,177
Due after 10 years                       332,046        425,383
---------------------------------------------------------------
TOTAL                                $ 4,804,599     $4,949,654
===============================================================

  Mortgage-backed securities and other securities which have prepayment provisions are assigned to maturity categories based on estimated average lives.
  At December 31, 1995, the carrying value of securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totalled $3,703.6 million.
  At December 31, 1995, there were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities, which exceeded 10% of stockholders' equity.
  The following table represents the segregation of cash flows between securities available for sale and securities held to maturity:

-----------------------------------------------------------------
                               Available    Held to
(In Thousands)                 for Sale     Maturity      Total
-----------------------------------------------------------------
1995:
  Purchases of securities     $ 4,672,360  $  19,286  $ 4,691,646
  Proceeds from sales
    of securities               3,685,643         --    3,685,643
  Proceeds from maturities
    and prepayments of
    securities                    582,689    288,929      871,618
1994:
  Purchases of securities     $ 2,068,654  $ 116,613  $ 2,185,267
  Proceeds from sales
    of securities               1,598,514         --    1,598,514
  Proceeds from maturities
    and prepayments of
    securities                    509,779    715,554    1,225,333
=================================================================

  In 1995, 1994, and 1993, gross gains of $42.1 million, $16.6 million, and $16.3 million and gross losses of $18.0 million, $6.1 million, and $4.4 million were realized, respectively.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value disclosures of financial instruments are made to comply with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The market value of securities is primarily based upon quoted market prices. For substantially all other financial instruments, the fair values are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. Fair values are based on estimates using present value and other valuation techniques in instances where quoted market prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments.
  SFAS No. 107 also excludes certain items from its disclosure requirements. These items include non-financial assets, intangibles, and future business growth, as well as certain liabilities such as pension and other post-retirement benefits, deferred compensation arrangements, and leases. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
  Portions of the unrealized gains and losses inherent in the valuation are a result of management's program to manage overall interest rate risk and represent a point in time valuation. It is not management's intention to immediately dispose of a significant portion of its financial instruments and, thus, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.
  The following table presents the estimates of fair value of financial instruments at December 31, 1995 and 1994. Bracketed amounts in the carrying value columns represent either reduction of asset accounts, liabilities, or commitments representing potential cash outflows. Bracketed amounts in the fair value columns represent estimated cash outflows required to settle the obligations at current market rates.

--------------------------------------------------------------
                              1995                1994
                       ------------------  ------------------
                       CARRYING    FAIR    Carrying    Fair
(In Millions)            VALUE    VALUE     Value      Value
--------------------------------------------------------------
ASSETS:
  Cash and cash
    equivalents        $  3,844  $  3,844  $  3,559  $  3,559
  Loans held for sale       167       167        42        42
  Loans receivable       26,055    26,110    22,993    22,822
  Allowance for loan
    losses                 (491)       --      (469)       --
  Securities              4,950     4,950     4,395     4,376
  Trading account
    assets                   24        24         8         8
--------------------------------------------------------------
LIABILITIES:
  Demand deposits      $ (5,564) $ (5,564) $ (5,332) $ (5,332)
  Savings and time
    deposits            (19,637)  (19,772)  (19,140)  (19,157)
  Short-term
    borrowings           (6,099)   (6,099)   (3,714)   (3,714)
  Long-term debt         (1,215)   (1,267)     (744)     (720)
  Other liabilities        (334)     (334)     (263)     (263)
--------------------------------------------------------------
OFF-BALANCE SHEET INSTRUMENTS:
  Interest rate swaps:
    Receive fixed
      rates            $     --  $    106  $     --  $   (212)
    Pay fixed rates          --        (9)       --        16
    Basis swaps              --        (1)       --        (1)
  Interest rate caps,
    floors and
    corridors                28        47        23        22
  Commitments to
    extend credit           (10)      (10)      (10)      (10)
  Standby letters of
    credit                   (1)       (1)       (1)       (1)
==============================================================

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

  LOANS RECEIVABLE AND LOANS HELD FOR SALE: For performing variable rate loans that reprice frequently and loans held for sale, estimated fair values are based on carrying values. The fair values for all other loans are estimated using a discounted cash flow calculation that applies interest rates used to price new, similar loans to a schedule of aggregated expected monthly maturities, adjusted for market and credit risks.

  SECURITIES: The market values of securities are based upon quoted market prices, where available, and on quoted market prices of comparable instruments when specific quoted prices are not available.

  DEPOSIT LIABILITIES: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

  SHORT-TERM BORROWINGS: The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, commercial paper, and other short-term borrowings approximate their fair values.

  LONG-TERM DEBT: The fair values of long-term borrowings (other than deposits) and certain other borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

  OFF-BALANCE SHEET INSTRUMENTS: The amounts shown under carrying value represent accruals or deferred income (fees) arising from the related unrecognized financial instruments. Fair values for off-balance sheet instruments (futures, swaps, forwards, options, guarantees, and lending commitments) are based on quoted market prices (futures); current settlement values (financial forwards); quoted market prices of comparable instruments; fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (guarantees, loan commitments); or, if there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).

7. CASH AND DEMAND BALANCES DUE FROM BANKS
The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The consolidated average reserve balance was $332 million for 1995.

8. PROPERTIES AND EQUIPMENT
A summary of properties and equipment follows:

                                            December 31
-------------------------------------------------------------
 (In Thousands)                         1995          1994
-------------------------------------------------------------
Land                                   $ 69,045      $ 64,036
Buildings and leasehold improvements    423,917       383,906
Equipment                               470,506       428,685
-------------------------------------------------------------
                                        963,468       876,627
Less accumulated depreciation
  and amortization                      538,989       486,647
-------------------------------------------------------------
NET PROPERTIES AND EQUIPMENT           $424,479      $389,980
=============================================================

  The Corporation and certain of its subsidiary banks occupy their respective headquarters offices under long-term operating leases and, in addition, lease certain data processing equipment. The aggregate minimum annual rental commitments under these leases is approximately $42.7 million in 1996, $38.5 million in 1997, $36.3 million in 1998, $35.0 million in 1999, $33.8 million in 2000, and $204.9 million thereafter.
  Total expense recorded under all operating leases in 1995, 1994, and 1993 was $64.4 million, $61.8 million, and $60 million, respectively.

9. BORROWED FUNDS
The composition of borrowed funds follows:

                                          December 31
-------------------------------------------------------------
 (In Thousands)                       1995            1994
-------------------------------------------------------------
U.S. Treasury demand notes and
  Federal funds borrowed-term      $  254,706      $  159,949
Notes payable to Student Loan
  Marketing Association               600,000         300,000
Bank notes                            554,547              --
Military banking liabilities          109,401         215,951
Other                                 230,753          49,754
-------------------------------------------------------------
    Bank subsidiaries               1,749,407         725,654
Commercial paper                      339,698         379,276
Other                                      45              59
-------------------------------------------------------------
    Other subsidiaries                339,743         379,335
-------------------------------------------------------------
TOTAL                              $2,089,150      $1,104,989
=============================================================

  The $600 million floating rate notes payable to Student Loan Marketing Association are due $300 million each in June 1996 and 1998, respectively. The notes are secured by and provide funding for student loan receivables.
  Pursuant to the terms of a contract with the U.S. Department of Defense, National City Bank, Indiana, a principal banking subsidiary of the Corporation, manages a military banking network which provides retail banking services to U.S. military personnel and certain related parties. Total assets under fiduciary management approximated $795 million at year-end. In conjunction with the contract, certain funds relating to the military banking network are placed with National City Bank, Indiana and are included in borrowed funds as military banking liabilities. The contract will expire March 31, 1996.

10. CORPORATE LONG-TERM DEBT
The composition of corporate long-term debt follows:

                                           December 31
--------------------------------------------------------------
          (In Thousands)                1995           1994
--------------------------------------------------------------
7.20% Subordinated Notes due 2005    $  250,000      $     --
    Less discount                          (273)           --
6 5/8% Subordinated Notes due 2004      250,000       250,000
    Less discount                        (1,058)       (1,187)
8 3/8% Notes due 1996                   100,000       100,000
    Less discount                           (13)          (94)
Floating Rate Subordinated Notes
  due 1997                               75,000        75,000
    Less discount                           (20)          (39)
9 7/8% Subordinated Notes due 1999       65,000        65,000
    Less discount                          (175)         (222)
Floating Rate Notes due 1997             50,000        50,000
    Less discount                           (38)          (59)
Other                                     2,561         3,377
--------------------------------------------------------------
TOTAL PARENT COMPANY                    790,984       541,776
7.25% Subordinated Notes due 2010       225,000            --
    Less discount                        (2,388)           --
6 1/2% Subordinated Notes due 2003      200,000       200,000
    Less discount                          (549)         (624)
Other                                     2,309         2,517
--------------------------------------------------------------
TOTAL SUBSIDIARIES                      424,372       201,893
--------------------------------------------------------------
TOTAL                                $1,215,356      $743,669
==============================================================

  In May 1995, the Corporation issued $250 million principal amount of 7.20% Subordinated Notes due 2005. These notes and the 6 5/8% Subordinated Notes due 2004 both pay interest semiannually, are not redeemable prior to maturity, and qualify as Tier 2 capital for regulatory purposes.
  In July 1995, five subsidiary banks issued a combined $225 million principal amount of 7.25% Subordinated Notes due 2010. These notes and the 6 1/2% Subordinated Notes due 2003 both pay interest semiannually, may not be redeemed prior to maturity and qualify as Tier 2 capital for regulatory purposes.
  The 8 3/8% Notes pay interest semiannually and may not be redeemed prior to maturity.
  The $75 million Floating Rate Subordinated Notes pay interest quarterly at a rate of 12.5 basis points over the three-month Eurodollar deposit rate, subject to a floor of 5.25%. The actual borrowing rate at December 31, 1995, was 6.06%. The interest rate on the $50 million Floating Rate Notes is 12.5 basis points over the three-month Eurodollar deposit rate (6.06% at December 31, 1995), adjusted quarterly. Both floating rate note issues may be redeemed at the option of the Corporation, in whole or in part, at their principal amount.
  The 9 7/8% Subordinated Notes pay interest semiannually and may not be redeemed prior to maturity.
  A credit agreement dated June 30, 1994, with a group of banks allows the Corporation to borrow up to $300 million until June 30, 1998, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 1/8 percent on the amount of the line. There were no borrowings outstanding under this agreement at December 31, 1995.
  Corporate long-term debt maturities for the next five years are as follows:
$100.2 million in 1996; $125.2 million in 1997; $1.6 million in 1998; $65.3 million in 1999; and $.3 million in 2000.

11. PREFERRED STOCK
At December 31, 1995 and 1994, the Corporation had outstanding 741,600 and 750,160 shares, respectively, of 8% Cumulative Convertible Preferred Stock in the form of 3,708,000 and 3,750,800 depositary shares, respectively, at a stated value of $50.00 per depositary share. Each depositary share represents a one-fifth interest in a preferred share. The preferred stock is convertible at the option of the holder into 2.384 common shares per depositary share. Accordingly, 8,839,872 shares of common stock were reserved at December 31, 1995 for conversion of the preferred stock. The preferred stock is redeemable at the option of the Corporation, in whole or in part, on or after May 1, 1996 and for each 12-month period thereafter through the year 2000, at redemption prices of $52.00, $51.60, $51.20, $50.80 and $50.40, respectively, and thereafter, at
$50.00 per depositary share plus, in each case, dividends accrued and unpaid to the redemption date. Management anticipates exercising this option at the earliest practical date in 1996. Based on current market prices, it is expected that this action would result in the conversion into common stock of substantially all of the outstanding preferred stock. The shares have a liquidation value of $250.00 per share ($50.00 per depositary share), or $185.4 million in aggregate, plus accrued and unpaid dividends to date of liquidation.

12. EMPLOYEE STOCK OWNERSHIP PLAN
As a result of a past merger, National City assumed the obligations and benefits of an Employee Stock Ownership Plan (ESOP) which was merged into the National City Savings and Investment Plan (a contributory benefit plan offered to substantially all employees). The original ESOP was established through the purchase of stock on the open market. National City provided a loan to the ESOP Trust for the purpose of acquiring the shares. The shares presently held by the ESOP (totalling 612,669 shares of National City common stock) will be used to fulfill the Corporation's future commitment to participants in the Corporation's benefit plans. During 1995, 890,874 shares were allocated to benefit plan participants. Company contributions plus dividends earned on the unallocated shares are used to service the loan and acquire additional shares, which are allocated to benefit plan participants. Company contributions totalled $6.8 million and $8.5 million in 1995 and 1994, respectively. Dividends earned by the ESOP in 1995 and 1994 were $1.4 million and $2.2 million, respectively. The tax benefit for dividends paid on shares held by the ESOP is recorded directly to retained earnings.

13. NET INCOME PER COMMON SHARE
Net income per common share is based upon net income after preferred dividend requirements and the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding stock options. Fully diluted earnings per share is based upon net income and the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and the assumed conversion of preferred stock.
  The calculation of net income per common share follows:

                                  For the Calendar Year
---------------------------------------------------------------
(In Thousands Except
Per Share Amounts)               1995         1994         1993
---------------------------------------------------------------
PRIMARY:
  Net income                 $465,109     $429,434     $403,997
    Less preferred
      dividends                14,830       15,200       15,966
---------------------------------------------------------------
  Net income applicable
    to common stock          $450,279     $414,234     $388,031
===============================================================
  Average common shares
    outstanding           148,851,462  153,353,555  161,163,816
===============================================================
  Net income per common
    share                       $3.03        $2.70        $2.41
===============================================================
ASSUMING FULL DILUTION:
  Net income                 $465,109     $429,434     $403,997
===============================================================
  Pro forma fully diluted
    average common shares
    outstanding           157,758,825  162,375,500  170,683,512
===============================================================
  Pro forma fully diluted
    net income per share        $2.95        $2.64        $2.37
===============================================================

14. PARENT COMPANY AND REGULATORY RESTRICTIONS
At December 31, 1995, retained earnings of the parent company included $1,814.4 million of equity in undistributed earnings of subsidiaries.

  Dividends paid by the Corporation's subsidiary banks are subject to various legal and regulatory restrictions. In 1995, subsidiary banks declared $221.4 million in dividends to the parent company. The subsidiary banks can initiate dividend payments in 1996, without prior regulatory approval, of $432.0 million, plus an additional amount equal to their net profits for 1996, as defined by statute, up to the date of any such dividend declaration.

  Under Section 23A of the Federal Reserve Act, as amended, loans from subsidiary banks to nonbank affiliates, including the parent company, are required to be collateralized.

  Commercial paper of $339.7 million outstanding at December 31, 1995 is guaranteed by the parent company.

  Condensed parent company financial statements, which include transactions with subsidiaries, follow:

BALANCE SHEETS

                                          December 31
------------------------------------------------------------
(In Thousands)                            1995          1994
------------------------------------------------------------
ASSETS
  Cash and demand balances
    due from banks                  $   12,655    $    8,229
  Loans to and accounts receivable
    from subsidiaries                  585,897       356,420
  Securities                           252,686       154,127
  Investments in:
    Subsidiary banks                 2,545,099     2,355,857
    Nonbank subsidiaries               311,467       237,797
  Goodwill, net of accumulated
    amortization of $32,170
    and $29,857, respectively           50,106        52,420
  Other assets                          40,146        54,629
------------------------------------------------------------
TOTAL ASSETS                        $3,798,056    $3,219,479
============================================================
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Corporate long-term debt          $  790,984    $  541,776
  Accrued expenses and other
    liabilities                         86,095        76,649
------------------------------------------------------------
    Total liabilities                  877,079       618,425
  Stockholders' equity               2,920,977     2,601,054
------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                            $3,798,056    $3,219,479
============================================================

STATEMENTS OF INCOME

                                   For the Calendar Year
---------------------------------------------------------------
(In Thousands)                    1995        1994        1993
---------------------------------------------------------------
INCOME
  Dividends from:
    Subsidiary banks          $221,371    $230,378    $715,869
    Nonbank subsidiaries        10,000      14,129       4,448
  Interest on loans
    to subsidiaries             11,686       5,250       4,431
  Interest and dividends
    on securities                5,454       3,774       2,396
  Security gains                19,483       1,995         970
  Other income                   1,151       3,462       7,969
---------------------------------------------------------------
TOTAL INCOME                   269,145     258,988     736,083
---------------------------------------------------------------
EXPENSE
  Interest on corporate
    long-term debt              51,202      37,217      23,821
  Goodwill amortization          2,313       2,298       2,138
  Other expense                 74,891      52,381      43,197
---------------------------------------------------------------
TOTAL EXPENSE                  128,406      91,896      69,156
---------------------------------------------------------------
  Income before taxes and
    equity in undistributed
    income of subsidiaries     140,739     167,092     666,927
  Income tax (benefit)         (57,978)    (44,513)    (32,148)
---------------------------------------------------------------
  Income before equity in
    undistributed net income
    of subsidiaries            198,717     211,605     699,075
  Equity in undistributed
    (distributed) net income
    of subsidiaries            266,392     217,829    (295,078)
---------------------------------------------------------------
NET INCOME                    $465,109    $429,434    $403,997
===============================================================

STATEMENTS OF CASH FLOWS

                                   For the Calendar Year
---------------------------------------------------------------
(In Thousands)                    1995        1994        1993
---------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                   $465,109    $429,434    $403,997
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
 Equity in undistributed net
  income of subsidiaries      (266,392)   (217,829)    295,078
 Amortization of goodwill        2,313       2,298       2,138
 Decrease (increase) in
  dividends receivable from
  subsidiaries                 (89,500)     55,669    (126,169)
 Security gains                (19,483)     (1,995)       (970)
 Other, net                    (83,113)   (117,529)    (13,294)
---------------------------------------------------------------
NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES        8,934     150,048     560,780
---------------------------------------------------------------
INVESTING ACTIVITIES
 Net change in short-term
  money market investments     (32,285)    (26,750)    (27,900)
 Purchases of securities       (90,047)    (65,508)   (126,641)
 Sales and maturities of
  securities                    74,962      39,518      69,833
 Principal collected on
  loans to subsidiaries          7,800      50,850     283,107
 Loans to subsidiaries         (24,975)    (25,805)   (306,507)
 Investment in subsidiaries    (72,461)    (14,784)   (119,006)
 Return of investment
  from subsidiaries            286,000     168,000          --
---------------------------------------------------------------
NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES      148,994     125,521    (227,114)
---------------------------------------------------------------
FINANCING ACTIVITIES
 Repayment of corporate
  long-term debt                  (501)    (13,324)    (19,236)
 Proceeds from issuance
  of long-term debt            249,710     247,080          --
 Common and preferred
  dividends                   (206,817)   (195,090)   (185,391)
 Issuance of common stock       32,421      23,221      28,469
 Repurchase of stock          (235,136)   (340,053)   (168,920)
 Shares distributed by ESOP      6,821       8,093       9,691
---------------------------------------------------------------
NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES     (153,502)   (270,073)   (335,387)
---------------------------------------------------------------
 Increase (decrease) in cash
  and demand balances due
  from banks                     4,426       5,496      (1,721)
 Cash and demand balances due
  from banks, January 1          8,229       2,733       4,454
---------------------------------------------------------------
 Cash and demand balances due
  from banks, December 31     $ 12,655    $  8,229    $  2,733
===============================================================
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                $ 47,906    $ 30,000    $ 24,000
 Long-term debt assumed in
  merger of subsidiaries            --          --     151,000
 Shares issued in purchase
  acquisitions and additional
  investment in subsidiaries   110,739          --     141,000
===============================================================

15. STOCK OPTIONS AND AWARDS

The Corporation was authorized in 1993 to grant options up to 10,000,000 shares of common stock under an employee stock option plan. The stock option plans authorize the issuance of options to purchase common stock to officers and key employees at the market price of the shares at the date of grant. Options generally become exercisable to the extent of either 25% or 50% annually beginning one year from the date of grant.
  The Corporation was authorized in 1991 to grant 1,000,000 shares of common stock under a Restricted Stock Plan. These shares are issued to key employees and directors. In general, the restrictions on directors' shares granted after 1992 expire after nine months and restrictions on grants to key employees expire over a four-year period. The Corporation generally recognizes additional compensation expense over the restricted period.
  The Corporation was authorized in 1995 to grant options up to 3,500,000 shares of common stock to virtually all employees in commemoration of National City's 150th Anniversary. One-third of these options become exercisable in each of the years 1998, 1999, and 2000.
  A summary of the stock options and award activity follows:

------------------------------------------------------------------------------
                                      Shares
                      --------------------------------------
                      Available
                      for Grant
                      ----------           Outstanding             Range of
                       Awards &      -----------------------     Option Price
                       Options        Awards       Options        per Share
------------------------------------------------------------------------------
January 1, 1993        1,924,116      170,400      6,831,204     $6.08-$22.00
  Authorized          10,000,000
  Cancelled               75,642       (4,008)       (71,634)
  Exercised                           (25,992)    (1,017,321)      6.08-22.00
  Granted             (1,685,950)     103,350      1,582,600            24.88
------------------------------------------------------------------------------
December 31, 1993     10,313,808      243,750      7,324,849       6.31-24.88
  Cancelled               97,800       (4,350)       (93,450)
  Exercised                            (4,400)      (846,648)      6.31-24.88
  Granted             (1,791,600)      92,800      1,698,800      26.50-26.88
------------------------------------------------------------------------------
December 31, 1994      8,620,008      327,800      8,083,551       7.55-26.88
  Authorized           3,500,000
  Cancelled               83,901       (8,950)      (782,091)     17.19-29.88
  Acquired                                            88,418       6.94-23.61
  Exercised                          (139,250)    (1,282,293)      6.94-26.50
  Granted             (5,385,208)      93,658      5,291,550      29.63-33.63
-----------------------------------------------------------------------------
DECEMBER 31, 1995      6,818,701      273,258     11,399,135     $6.94-$33.63
=============================================================================

  At December 31, 1995 and 1994, options for 6,160,826 and 5,669,645 shares, respectively, were exercisable at a price range of $6.94 to $29.88 and $7.55 to $24.88 per share, respectively.

16. PENSION PLANS

National City has a noncontributory, defined benefit retirement plan covering substantially all employees. Retirement benefits are based upon the employees' length of service and salary levels. Actuarially determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

  The defined benefit pension plan's funded status (at its year-end September
30) follows:

------------------------------------------------------------
 (In Thousands)                         1995          1994
------------------------------------------------------------
Projected benefit obligation:
  Vested benefits                     $291,955      $242,374
  Nonvested benefits                    13,789        10,983
------------------------------------------------------------
  Accumulated benefit obligation       305,744       253,357
  Effect of projected future
    compensation levels                 74,111        63,390
------------------------------------------------------------
Projected benefit obligation           379,855       316,747
Plan's assets at fair value,
  primarily stocks and bonds,
  including $16.7 million and $15.2
  million in the common stock of
  the Corporation for 1995 and
  1994, respectively                   359,756       302,071
------------------------------------------------------------
Funded status - plan assets (less
  than) projected benefit
  obligation                          $(20,099)     $(14,676)
============================================================
Comprised of:
  Unrecognized net (losses)           $(21,331)     $(11,433)
  Unrecognized net assets being
    recognized over 15 years            18,626        21,480
  Less accrued pension liability
    on balance sheet                    17,394        24,723
------------------------------------------------------------
                                      $(20,099)     $(14,676)
============================================================

  Assumptions used in the valuation of the defined benefit pension plan at its year end (September 30) follow:

----------------------------------------------------------------
                                       1995      1994     1993
----------------------------------------------------------------
Weighted average discount rate          7.50%    8.25%     7.25%
Average assumed rate of
  compensation increase                 5.00     5.50      5.00
Long-term rate of return on assets     10.00     9.50     10.00
================================================================

  Net defined benefit pension plan costs include the following components:

                                     For the Calendar Year
---------------------------------------------------------------
 (In Thousands)                   1995       1994       1993
---------------------------------------------------------------
Service cost - benefits
  earned during year             $15,161    $17,330    $14,862
Interest cost on projected
  benefit obligation              26,866     25,424     22,108
Actual return on plan assets     (56,778)    (7,746)   (25,072)
Net amortization and deferral     23,303    (25,011)    (3,605)
---------------------------------------------------------------
Net periodic pension cost        $ 8,552    $ 9,997    $ 8,293
===============================================================

  The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded and any payments to plan participants are made by the Corporation. As of December 31, 1995 and 1994, approximately $13.1 million and $12.0 million were included in accrued expenses and other liabilities for these plans. For the years ended December 31, 1995, 1994, and 1993, expense related to these plans was $4.0 million, $4.2 million, and $3.5 million, respectively.
  Substantially all employees with one or more years of service are eligible to contribute a portion of their pre-tax salary to a defined contribution plan. The Corporation may make contributions to the plan in varying amounts depending on the level of employee contributions. For the years ended 1995, 1994, and 1993, the expense related to this plan was $4.3 million, $8.6 million, and $8.3 million, respectively.

17. OTHER POSTRETIREMENT BENEFIT PLANS
The Corporation has a benefit plan which offers postretirement medical and life insurance benefits to all employees who have attained the age of 55 and have at least 10 years of service (five years of service if age 65 or older.) The medical portion is contributory and the life insurance coverage is noncontributory to the participants. For any employee who retired on or after April 1, 1989, the Corporation's medical contribution is fixed, based on years of service and age at retirement. The accounting for the medical portion anticipates contributions for retirees prior to April 1, 1989, to continue to increase as a proportion of the total costs of the plan. The Corporation reserves the right to terminate or make plan changes at any time.
  The Corporation has no plan assets attributable to the plan and funds the benefits as the claims are paid. Postretirement benefit costs are recognized during the periods in which employees provide service for such benefits. The following table presents the plan's status at December 31, reconciled with amounts recognized in the consolidated balance sheet:

------------------------------------------------------------
 (In Thousands)                          1995         1994
------------------------------------------------------------
Accumulated postretirement
  benefit obligation:
  Retirees                              $32,739      $29,406
  Fully eligible active plan
    participants                          8,463        6,938
  Other active plan participants         13,593       10,153
------------------------------------------------------------
Accumulated postretirement benefit
  obligation                             54,795       46,497
Unrecognized net gain (loss)             (6,846)       1,018
Unrecognized transition obligation      (29,133)     (31,057)
------------------------------------------------------------
Accrued postretirement benefit cost     $18,816      $16,458
============================================================

  Net periodic postretirement benefit costs include the following components:

                                     For the Calendar Year
---------------------------------------------------------------
  (In Thousands)                  1995        1994        1993
---------------------------------------------------------------
Service cost                     $  983      $1,194      $1,067
Interest cost                     3,906       3,933       3,622
Net amortization and deferral     1,822       2,172       1,981
---------------------------------------------------------------
Net periodic postretirement
  benefit cost                   $6,711      $7,299      $6,670
===============================================================

  Assumptions used in the valuation of the accumulated postretirement benefit obligation at December 31 follow:

---------------------------------------------------------------
                                      1995      1994      1993
---------------------------------------------------------------
Weighted average discount rate        7.75%     8.50%     7.50%
Average salary scale                  5.00      5.50      5.00
===============================================================

  The health care trend rate assumption only affects those participants retired under the plan prior to April 1, 1989. The 1996 health care trend rate is projected to be 11.5 percent for participants under 65 and 9.0 percent for participants over 65. These rates are assumed to decrease incrementally by .5 percentage point per year until they reach 6 percent and remain at that level thereafter. The health care trend rate assumption does not have a significant effect on the medical plan, therefore, a 1 percentage point change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

18. INCOME TAXES
The composition of income tax expense (benefit) follows:

                            For the Calendar Year
--------------------------------------------------------

 (In Thousands)         1995         1994         1993
--------------------------------------------------------
Current:
 Federal              $186,848     $172,394     $135,598
 State                  16,204       12,756        9,804
--------------------------------------------------------
  Total current        203,052      185,150      145,402
Deferred:
 Federal                   618        1,343       23,140
 State                     939        1,761       (1,577)
--------------------------------------------------------
  Total deferred         1,557        3,104       21,563
--------------------------------------------------------
Tax expense           $204,609     $188,254     $166,965
========================================================
Tax expense
 applicable to
 security
 transactions         $  7,101     $  3,748     $  4,173
========================================================

  The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown below:

                              For the Calendar Year
----------------------------------------------------
                              1995     1994     1993
----------------------------------------------------
Statutory rate                35.0%    35.0%    35.0%
Life insurance                (3.7)    (3.0)    (2.6)
Tax-exempt income             (2.1)    (2.9)    (3.8)
Other                          1.4      1.4      .6
----------------------------------------------------
EFFECTIVE TAX RATE            30.6%    30.5%    29.2%
====================================================

  Significant components of deferred tax liabilities and assets as of December 31 are as follows:

------------------------------------------------------------
 (In Thousands)                          1995         1994
------------------------------------------------------------
Deferred tax liabilities:
 Lease accounting                      $ 69,187     $ 74,232
 Depreciation                            22,184       18,145
 Other - net                             67,894       50,071
------------------------------------------------------------
  Total deferred tax liabilities        159,265      142,448
Deferred tax assets (liabilities):
 Provision for losses                   171,738      164,157
 Mark to market adjustments             (68,187)      28,458
 Pension                                  9,822       12,708
 Other - net                             74,195       46,002
------------------------------------------------------------
  Total deferred tax assets             187,568      251,325
------------------------------------------------------------
Net deferred tax assets                $ 28,303     $108,877
============================================================

19. OFF-BALANCE SHEET FINANCIAL AGREEMENTS
The Corporation uses a variety of off-balance sheet financial instruments such as interest rate swaps, futures, options, forwards, and cap and floor contracts. These financial instruments, frequently called interest rate derivatives, enable management to efficiently manage its exposure to changes in interest rates. The Corporation also enters into derivative contracts on behalf of customers, however, such activity was not significant in 1995 and 1994.
    As with any financial instrument, derivatives have inherent risks. Market risk represents the risk of gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance sheet transactions. Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk can be measured as the cost of acquiring a new derivative agreement with cash flows identical to those of a defaulted agreement in the current interest rate environment. The credit exposure to counterparties is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk and by collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance sheet counterparties that provide for exchanges of marketable securities to collateralize either party's unrealized gains. On December 31, 1995, these collateral agreements covered 95% of the notional amount of the derivative portfolio and the Corporation was holding U.S. government and agency securities with a market value of $111 million from various counterparties to collateralize unrealized gains. The Corporation has never experienced, nor does it have any reason to expect, a credit loss associated with any interest rate derivative.
  On December 31, 1995, the total notional amount of the interest rate swap portfolio used to manage interest rate sensitivity was $6.7 billion, which is an increase of $517 million from December 31, 1994. Management uses both receive fixed interest rate swaps and receive fixed indexed amortizing interest rate swaps to convert variable rate loans and securities into synthetic fixed rate instruments and to convert fixed rate funding sources into synthetic variable rate funding instruments. Management increased its use of receive fixed interest rate swaps during the year primarily to facilitate its funding activities. During 1995, the Corporation entered into $1.3 billion of receive fixed interest rate swaps in association with the issuance of fixed rate term funding products. As of December 31, 1995, these swaps had a weighted maturity of 5.5 years. During 1995, the Corporation entered into $1.4 billion of receive fixed indexed amortizing interest rate swaps. These swaps were used primarily to convert portions of variable rate loan portfolios into synthetic fixed rate loans. During 1995, $625 million of receive fixed interest rate swaps matured and $1.8 billion of receive fixed indexed amortizing interest rate swaps matured or amortized.
  Management uses pay fixed interest rate swaps to convert fixed rate loans and securities into synthetic variable rate instruments and to convert variable rate funding sources into synthetic fixed rate funding instruments. During 1995, the Corporation entered into $419 million of pay fixed interest rate swaps, with a weighted initial expected maturity of 2.0 years. During 1995, $282 million of pay fixed interest rate swaps matured and $342 million were terminated prior to maturity. These terminations generated pre-tax net losses of $2.1 million, recognized as an adjustment to carrying value of the securities portfolio.

  Management uses interest rate floors to help protect interest margin in periods of low interest rates and a flattening yield curve. During 1995, the Corporation purchased $435 million three-month Eurodollar floors. On December 31, 1995, these floors had an average maturity of 2.9 years with average strike rates of 5.5%. The total three-month Eurodollar floor portfolio on December 31, 1995 was $1.4 billion in notional amount with an average maturity of 3.9 years and $21.7 million of net unrealized gains.
  The Corporation has purchased $3.3 billion of interest rate corridors to help protect its net interest margin in various interest rate environments. These interest rate corridors pay 1.0% of the notional amount per annum over their lives when the three-month Eurodollar rate is between the corridor strike rates. There are no payments due to the Corporation when three-month Eurodollar rates are outside of the corridor strike rates. As of December 31, 1995, these interest rate corridors had an average maturity of 1.2 years and $5.8 million in net unrealized losses.
  During 1995, the Corporation entered into interest rate derivative contracts to hedge the market value of a portion of its purchased mortgage servicing rights. The Corporation purchased $700 million of interest rate floors with payoffs based on ten-year U.S. Treasury note yields. As of December 31, 1995, these floors had an average strike rate of 5.5% and an average maturity of 3.4 years. The Corporation also entered into $315 million of receive fixed interest rate swaps. As of December 31, 1995, these swaps had an average fixed rate of 6.2% and average maturity of 4.5 years. On December 31, 1995, the interest rate derivative contracts had unrealized gains of $9.2 million.
  As of December 31, 1995, there were $9.1 million of net deferred gains on terminated derivative contracts and there were no derivative contracts outstanding that were hedging anticipated transactions.
  Summary information with respect to the interest rate derivative portfolio used for risk management purposes follows:

                                                           DECEMBER 31, 1995
                           ----------------------------------------------------------------------------------
                                                                                WEIGHTED AVERAGE
                                                                    -----------------------------------------  December 31, 1994
                            NOTIONAL     UNREALIZED   UNREALIZED    RECEIVE     PAY       STRIKE       LIFE    ------------------
 (In Thousands)              AMOUNT        GAINS        LOSSES       RATE      RATE        RATE       (YEARS)   Notional Amount
---------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS:
  Receive fixed indexed
    amortizing swaps       $ 2,290,970    $  8,870     $  (4,062)     5.99%     5.87%       N/A          .7        $2,879,798
  Receive fixed callable
    swaps                      105,000       3,514            --      7.31      6.04        N/A         4.7                --
  Receive fixed swaps        2,671,370      99,423        (1,948)     6.77      5.79        N/A         4.1         1,515,000
  Pay fixed swaps              582,000          --        (9,444)     5.89      7.05        N/A         1.1           787,200
  Basis swaps                1,050,000         518          (602)     5.41      5.82        N/A          .5         1,000,000
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        swaps                6,699,340     112,325       (16,056)                                                   6,181,998
INTEREST RATE CAPS AND FLOORS:
  Three-month Eurodollar
    floors purchased         1,435,000      23,700        (2,013)      N/A       N/A      5.60 %        3.9         1,000,000
  Five-year U.S. Treasury
    floors purchased            50,000          88            --       N/A       N/A      6.00 %        1.0            50,000
  Ten-year U.S. Treasury
    floors purchased           906,820       2,932          (152)      N/A       N/A      5.56 %        3.3           231,253
  One-month Eurodollar
    caps sold                   95,000          --            --       N/A       N/A      12.00 %       1.3           171,000
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        caps and floors      2,486,820      26,720        (2,165)                                                   1,452,253
INTEREST RATE CORRIDORS PURCHASED:
                                                                                         4.50 % TO
  1% Payout corridors          200,000         266            --       N/A       N/A      5.50 %        1.5                --
                                                                                         6.00 % TO
  1% Payout corridors          250,000          --          (623)      N/A       N/A      7.50 %        2.5                --
                                                                                         6.13 % TO
  1% Payout corridors        2,000,000          --        (3,883)      N/A       N/A      7.50 %         .6         2,000,000
                                                                                         6.50 % TO
  1% Payout corridors          500,000          --          (657)      N/A       N/A      7.50 %        2.7                --
                                                                                         8.50 % TO
  1% Payout corridors          300,000          --          (877)      N/A       N/A      9.75 %        1.2           300,000
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        corridors            3,250,000         266        (6,040)                                                   2,300,000
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        swaps, caps,
        floors & corridors $12,436,160    $139,311     $ (24,261)                                                  $9,934,251
=================================================================================================================================

  The variable rates in the interest rate swap contracts are primarily based on the three-month Eurodollar rate. The average variable rates included in the table above are those in effect in the specific contracts at December 31, 1995.

  The following table details the expected notional maturities of off-balance sheet instruments at December 31, 1995:
--------------------------------------------------------------------------------

                                                    Less than         1 to 3          3 to 5         5 to 10           Greater
                 (In Thousands)                       1 Year          Years           Years           Years         than 10 Years
---------------------------------------------------------------------------------------------------------------------------------
Receive fixed indexed amortizing swaps              $2,290,970      $       --      $       --      $       --       $        --
Receive fixed callable swaps                                --              --         105,000              --                --
Receive fixed swaps                                    375,000         986,370         665,000         420,000           225,000
Pay fixed swaps                                         32,000         550,000              --              --                --
Basis swaps                                          1,000,000              --          50,000              --                --
Three-month Eurodollar floors purchased                200,000         435,000         300,000         500,000                --
Five-year U.S. Treasury floors purchased                50,000              --              --              --                --
Ten-year U.S. Treasury floors purchased                     --         225,000         681,820              --                --
One-month Eurodollar caps sold                              --          95,000              --              --                --
Interest rate corridors purchased                    2,000,000       1,250,000              --              --                --
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                               $5,947,970      $3,541,370      $1,801,820      $  920,000       $   225,000
=================================================================================================================================

  Indexed amortizing interest rate swaps are contracts where the notional amount amortizes after a predetermined lock-out period. The rate of amortization is determined by formula and is based upon movements of short-term interest rates, usually three-month Eurodollar rates. The indexed amortizing interest rate swap portfolio contains no imbedded options that have multiplicative impacts affecting valuations or expected notional maturities. The following table shows the estimated impact on valuation, average life, and the expected notional amortization schedule of the indexed amortizing swap portfolio if interest rates immediately increase or decrease 100 basis points (bp) from December 31, 1995 levels:

--------------------------------------------------------------------------
 (unaudited)                                        Expected Notional
                         Net                           Amortization
                     Unrealized     Average     Less than  1 to 2  2 to 3
    (In Millions)    Gain/(Loss)  Life(Years)    1 Year    Years    Years
-------------------------------------------------------------------------
Interest rates at
 year end               $    5          .7       $ 2,291   $   --  $ --
Interest rates +100bp      (17)        1.2           974    1,317    --
Interest rates -100bp       14          .5         2,291       --    --
=========================================================================

  All contracts in the preceding tables are valued using cash flow projection models either acquired from third parties or developed in-house. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. Valuations and notional maturities presented above are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 1995.
  The Corporation also enters into forward contracts related to its mortgage banking business. At December 31, 1995 and 1994, the Corporation had commitments to sell mortgages totalling $293.8 million and $42.4 million, respectively. These contracts mature in less than one year.
  In the normal course of business, the Corporation makes various commitments to extend credit which are not reflected in the balance sheet. A summary of these commitments follows:

                                           December 31
----------------------------------------------------------
           (In Millions)                1995        1994
----------------------------------------------------------
Commitments to extend credit           $7,458     $  7,411
Standby letters of credit               1,974          861
==========================================================

  The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is contained on page 22.

------------------
  Form 10-K
The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient and comprehensive information on 1995 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                             of 1934 [Fee Required]
                  For the fiscal year ended December 31, 1995.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 [No Fee Required].

                For the transition period from       to       .
                        Commission File Number 1-10074.

                           NATIONAL CITY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
           ---------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                                   34-1111088
           ---------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                    1900 East Ninth Street, Cleveland, Ohio
           ---------------------------------------------------------
                    (Address of principal executive offices)
                                   44114-3484
           ---------------------------------------------------------
                                   (Zip Code)

Registrant's telephone number, including area code, 216-575-2000

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class:

Depositary Shares each representing a one-fifth interest in a share of National City Corporation 8% Cumulative Convertible Preferred Stock, without par value Name of each exchange on which registered:

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

            National City Corporation Common Stock, $4.00 Per Share
--------------------------------------------------------------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  /X/     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stocks held by nonaffiliates of the registrant as of December 31, 1995 - $4,750,189,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1995.

Common Stock, $4.00 Per Share -- 145,545,689

Documents Incorporated By Reference:

Portions of the registrant's Proxy Statement (to be dated approximately March 4, 1996) are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.

FORM 10-K CROSS REFERENCE INDEX

                                                      Pages
------------------------------------------------------------
PART I
  Item  1 --   Business
    Description of Business                                 41
    Average Balance Sheets/Interest/Rates                20-21
    Volume and Rate Variance Analysis                       14
    Securities                                             8-9
    Loans                                                  6-8
    Risk Elements of Loan Portfolio                      16-18
    Loan Loss Experience                                 16-18
    Allocation of Allowance for Loan Losses              16-18
    Deposits                                          9, 20-21
    Financial Ratios                                        19
    Short-Term Borrowings                                9, 32
  Item  2 --   Properties                                   42
  Item  3 --   Legal Proceedings                            42
  Item  4 --   Submission of Matters to a Vote of
                 Security Holders - None
------------------------------------------------------------
PART II
  Item  5 --   Market for the Registrant's Common
                 Equity and Related Stockholder
                 Matters                                    10
  Item  6 --   Selected Financial Data                      19
  Item  7 --   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                5-18
  Item  8 --   Financial Statements and
                 Supplementary Data                      23-39
  Item  9 --   Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure - None
------------------------------------------------------------
PART III
  Item 10 --   Directors and Executive Officers of
                 the Registrant - Note (1)
               Executive Officers                           42
               Compliance with Section 16(a) of
                 the Securities Exchange Act -
                 Note (1)
  Item 11 --   Executive Compensation - Note (1)
  Item 12 --   Security Ownership of Certain
                 Beneficial Owners and Management
                 - Note (1)
  Item 13 --   Certain Relationships and Related
                 Transactions - Note (1)
------------------------------------------------------------
PART IV
  Item 14 --   Exhibits, Financial Statement
                 Schedules
                 and Reports on Form 8-K
               Report of Ernst & Young LLP,
                 Independent Auditors                       23
               Financial Statements:
               Consolidated Statements of Income -
                 Calendar Years 1995, 1994 and
                 1993                                       24
               Consolidated Balance Sheets -
                 December 31, 1995 and 1994                 25
               Consolidated Statements of Cash
                 Flows - Calendar Years 1995, 1994
                 and 1993                                   26
               Consolidated Statements of Changes
                 in Stockholders' Equity -
                 Calendar Years 1995, 1994, and
                 1993                                       27
Notes to Financial Statements                            28-39
Signatures                                                  43

Reports on Form 8-K filed in the fourth quarter of 1995: Form 8-K dated October
  26, 1995 announcing the appointment of William R. Robertson president and Vincent A. DiGirolamo, vice chairman of National City Corporation.
Exhibits -- The index of exhibits has been filed as separate pages of the 1995
  Form 10-K and is available to stockholders on request from the Secretary of the Corporation at the principal executive offices. Copies of exhibits may be obtained at a cost of 30 cents per page.
Financial Statement Schedules -- Omitted due to inapplicability or because required information is shown in the Financial Statements or the Notes thereto.
------------------------------------------------------------
Note (1) -- Incorporated by reference from the Corporation's Proxy Statement to be dated approximately March 4, 1996.
------------------------------------------------------------

BUSINESS
At December 31, 1995, National City Corporation ("National City" or "the Corporation") was the third largest bank holding company headquartered in the State of Ohio and approximately the 25th largest in the United States on the basis of total assets. National City owns and operates 10 commercial banks with a total of 645 banking offices in Ohio, Kentucky and Indiana. The four largest subsidiary banks (and only significant subsidiaries) are National City Bank (Cleveland), National City Bank, Columbus; National City Bank, Indiana; and National City Bank, Kentucky. The banks and other subsidiaries and divisions (listed on pages 44 and 45) are engaged in a variety of financial services businesses. In addition to a general commercial banking business, National City or its subsidiaries are engaged in trust, mortgage banking, merchant banking, leasing, item processing, venture capital, insurance, and other financially related businesses. National City and its subsidiaries had 20,767 full-time equivalent employees at December 31, 1995.

COMPETITION
The banking business is highly competitive. The banking subsidiaries of National City compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies, insurance companies and other financial service entities.

SUPERVISION AND REGULATION
National City is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. On September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997 in those states that have not opted out by that date. The impact of this amendment on the Corporation cannot be measured at this time.
  The Act restricts National City's nonbanking activities to those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. National City's banking subsidiaries are subject to limitations with respect to transactions with affiliates.

------------------
  Form 10-K    (continued)

  A substantial portion of National City's cash revenues is derived from dividends paid by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 14.
  The subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency or the respective state banking department, and are subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC).
  National City's subsidiary banks are also subject to certain state laws of each state in which such bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks and bank holding companies located in other states. Ohio, Kentucky and Indiana have all adopted nationwide reciprocal interstate banking.
  The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of or any FDIC-assisted transaction involving an affiliated insured bank or savings association.
  The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") covers a wide expanse of banking regulatory issues. The FDIC Improvement Act deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters.
  The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of National City and its subsidiary banks cannot be predicted.

PROPERTIES
National City and its significant subsidiaries occupy their headquarters offices under long-term leases, and also own freestanding operations centers in Columbus and Cleveland. Branch office locations are variously owned or leased.

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

EXECUTIVE OFFICERS
The Executive Officers of National City (as of January 22, 1996) are as follows:

            Name             Age            Position
------------------------------------------------------------
David A. Daberko              50    Chairman and Chief
                                      Executive Officer
William R. Robertson          54    President
Vincent A. DiGirolamo         58    Vice Chairman
Morton Boyd                   59    Executive Vice President
Gary A. Glaser                51    Executive Vice President
Jon L. Gorney                 45    Executive Vice President
Christopher Graffeo           48    Executive Vice President
Jeffrey D. Kelly              42    Executive Vice President
William E. MacDonald III      49    Executive Vice President
Robert J. Ondercik            49    Executive Vice President
Robert G. Siefers             50    Executive Vice President
                                      and Chief Financial
                                      Officer
Harold B. Todd, Jr.           54    Executive Vice President
James P. Gulick               37    Senior Vice President
                                      and General Auditor
Thomas A. Richlovsky          44    Senior Vice President
                                      and Treasurer
David L. Zoeller              46    Senior Vice President,
                                      General Counsel
                                      and Secretary

  The term of office for executive officers is one year.
  There is no family relationship between any of the above executive officers. Mr. Graffeo was appointed an executive vice president in 1995. Prior to that time he was president and chief executive officer of National City Bank, Northeast since 1992 and an executive vice president of that Bank from 1991 to 1992.
  Mr. Gulick was appointed a senior vice president in 1995. Prior to that time he was a vice president since 1992 and an audit manager with Coopers & Lybrand LLP from 1987 to 1992.
  Mr. Kelly was appointed an executive vice president in 1994. Prior to that time he was a senior vice president since 1990 and a senior vice president of National City Bank in Cleveland from 1987 to 1990.
  Mr. Ondercik was appointed an executive vice president in 1994. Prior to that time he was a senior vice president since 1991 and a senior vice president of National City Bank in Cleveland from 1989-1991.
  Mr. Gorney was appointed an executive vice president in 1993. Prior to that time he was a senior vice president since 1991 and senior vice president of National City Bank in Cleveland from 1988 to 1991.
  Each of the remaining officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

SIGNATURES
Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 22, 1996.

National City Corporation

/s/David A. Daberko
---------------------------------------
David A. Daberko
Chairman and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on January 22, 1996.

/s/David A. Daberko
---------------------------------------
David A. Daberko
Chairman and Chief Executive Officer

/s/William R. Robertson          /s/Vincent A. DiGirolamo
----------------------------     --------------------------
William R. Robertson             Vincent A. DiGirolamo
President                        Vice Chairman
/s/Robert G. Siefers             /s/Thomas A. Richlovsky
----------------------------     --------------------------
Robert G. Siefers                Thomas A. Richlovsky
Executive Vice President         Senior Vice President
and Chief Financial Officer      and Treasurer

  The Directors of National City Corporation (listed below) executed a power of attorney appointing David L. Zoeller their attorney-in-fact, empowering him to sign this report on their behalf.

Sandra H. Austin                 Otto N. Frenzel III
James M. Biggar                  Bernadine P. Healy, M.D.
Charles H. Bowman                Joseph H. Lemieux
Edward B. Brandon                W. Bruce Lunsford
John G. Breen                    A. Stevens Miles
Duane E. Collins                 William R. Robertson
David A. Daberko                 Stephen A. Stitle
Daniel E. Evans                  Morry Weiss

                    /s/David L. Zoeller
                    ------------------------------------------------------------
                     By David L. Zoeller
                     Attorney-in-fact

                                                    Corporate
                                                        Directory
Member Banks  (Number of Banking Offices)

Ohio                            Toledo (30)                      Indiana
Cleveland (97)                  National City Bank, Northwest    Indianapolis (125)
National City Bank              Salvatore F. Gianino             National City Bank, Indiana
William E. MacDonald III        President & CEO                  Christopher Graffeo
Chairman, President & CEO                                        President & CEO
                                405 Madison Avenue
1900 East Ninth Street          Toledo, Ohio 43603-1263          One National City Center,  Suite 400E
Cleveland, Ohio 44114-3484      (419) 259-7700                   Indianapolis, Indiana 46255
(216) 575-2000                                                   (317) 267-7000
                                Ashland (8)
Columbus (121)                  National City Bank, Ashland      New Albany (14)
National City Bank, Columbus    Harvey N. Young                  National City Bank, Southern Indiana
Gary A. Glaser                  Chairman & CEO                   David W. Fennell
President & CEO                                                  Chairman, President & CEO
                                10 West Second Street
155 East Broad Street           Ashland, Ohio 44805-0218         320 Pearl Street
Columbus, Ohio 43251            (419) 289-2112                   P.O. Box 1247
(614) 463-7100                                                   New Albany, Indiana 47150-1247
                                Kentucky                         (812) 948-4400
Akron/Youngstown (82)           National City Bank, Kentucky
National City Bank, Northeast   Louisville (84)                  Madison (5)
Robert E. Showalter             Morton Boyd                      Madison Bank and Trust Company
President & CEO                 Chairman & CEO                   Raymond J. Bartnick
                                                                 President & CEO
One Cascade Plaza               101 South Fifth Street
Akron, Ohio 44308-1198          Louisville, Kentucky             213-215 East Main Street
(216) 375-8450                  40202-3101                       Madison, Indiana 47250
                                (502) 581-4200                   (812) 265-5121
Dayton (38)
National City Bank, Dayton      Lexington (41)
Frederick W. Schantz            Roger M. Dalton
President & CEO                 President

6 North Main Street             301 East Main Street
Dayton, Ohio 45412-2790         Lexington, Kentucky 40507-4400
(512) 226-2000                  (606) 281-5100



Other Units

Asset-Based Lending               National Asset                        Leasing
National City Commercial          Management Company                    National City Leasing Corporation
Finance, Inc.                     William F. Chandler, Jr.              J. Edward Vittitow
Thomas R. Poe                     Managing Director & Principal         Senior Vice President
President
                                  Carl W. Hafele                        101 South Fifth Street
1965 East Sixth Street,           Managing Director & Principal         Louisville, Kentucky
Suite 400                                                               40202-3101
Cleveland, Ohio 44114-2214        P.O. Box 36010                        (502) 581-7679
(216) 575-3274                    Louisville, Kentucky 40233
                                  (501) 581-7668                        Mortgage Banking
Brokerage and                                                           National City Mortgage Co.
Investment Services               Community Development                 Leo E. Knight, Jr.
NatCity Investments, Inc.         National City Community               President & CEO
Herbert R. Martens, Jr.           Development Corporation
Chairman & CEO                    Danny H. Cameron                      3232 Newmark Drive
                                  President                             Miamisburg, Ohio 45342
20 North Meridian Street                                                (513) 436-3025
Indianapolis, Indiana 46204       1900 East Ninth Street
1-800-382-1126                    Cleveland, Ohio 44114-3484
                                  (216) 575-2293                        Trust and Investment Services
National City Capital Corporation                                       Harold B. Todd, Jr.
National City Venture Corporation Offices:                              Senior Trust Executive
William R. Schecter               Akron, Cleveland, Columbus, Dayton,
President                         Indianapolis, Lexington, Louisville,  1900 East Ninth Street
                                  Toledo, Youngstown                    Cleveland, Ohio 44114
1965 East Sixth Street                                                  (216) 575-2863
Cleveland, Ohio 44114             Credit Card Services
(216) 575-3340                    National City Card Services           Offices:
                                  James H. Gilmour                      All National City Banks
National City Investments         Chairman
Corporation
Michael S. Caraboolad             4661 East Main Street                 National City Trust Company
Managing Director                 Columbus, Ohio 43213                  (Florida)
                                  (614) 863-8046                        Ellen J. Abrams
1900 East Ninth Street                                                  President & CEO
Cleveland, Ohio 44114             Item Processing
(216) 575-3495                    National City                         1401 Forum Way, Suite 503
1-800-624-6450                    Processing Company                    West Palm Beach, Florida 33401-2324
                                  Tony G. Holcombe                      (407) 697-2424
                                  President & CEO                       1-800-826-9095

                                  1231 Durrett Lane                     Offices:
                                  Louisville, Kentucky                  Naples, West Palm Beach
                                  40285-0001
                                  (502) 364-2000





                                                                           Board
                                                           of Directors/Officers

Board of Directors

David A. Daberko (2,3,4)
Chairman & CEO
National City Corporation

John G. Breen (3,4,5)
Chairman & CEO
The Sherwin-Williams Company

William R. Robertson
President
National City Corporation

Duane E. Collins (1,5)
President & CEO
Parker Hannifin Corporation

Richard E. Disbrow (1,3,6)
Retired Chairman & CEO
American Electric Power Services Corporation

Sandra H. Austin (4,6)
President
Physicians Services
Caremark International

James M. Biggar (1,2,3)
Chairman & CEO
Glencairn Corporation

Daniel E. Evans (1,5,6)
Chairman & CEO
Bob Evans Farms, Inc.

Charles H. Bowman (3,6)
Chairman & CEO
BP America Inc.

Otto N. Frenzel III
Retired Chairman
National City Bank, Indiana

Edward B. Brandon (2,3,4)
Retired Chairman
National City Corporation

Committees:
(1) Audit Committee
(2) Dividend Committee
(3) Executive Committee
(4) Nominating Committee
(5) Organization & Compensation Committee
(6) Public Policy Committee

                                        Officers

Bernadine P. Healy, M.D.                Office of the Chairman             Mary H. Griffith
Dean                                    David A. Daberko                   Marketing Communications
Ohio State University                   Chairman & CEO
College of Medicine                                                        James P. Gulick
                                        William R. Robertson               General Auditor
                                        President
                                                                           Joseph J. Herr
                                        Vincent A. DiGirolamo              Loan Review
                                        Vice Chairman
Joseph H. Lemieux (2,3,5)                                                  Anthony N. McEwen
Chairman & CEO                          Executive Vice Presidents          Retail Product Management
Owens-Illinois, Inc.                    Morton Boyd
                                        Kentucky Banking                   Gary P. Obers
                                                                           Corporate Services
                                        Gary A. Glaser
                                        Columbus Banking                   Thomas W. Owen

                                        Jon L. Gorney                      Donna M. Pacchioni
                                        Information Services & Operations  Corporate Accounting
W. Bruce Lunsford
Chairman, President & CEO               Christopher Graffeo                A. Joseph Parker
Vencor, Inc.                            Indiana Banking                    Retail Business Line
                                                                           Management
                                        Jeffrey D. Kelly
                                        Investments                        J. Armando Ramirez
                                                                           Strategic Planning and
                                        William E. MacDonald III           Mergers & Acquisitions
                                        Cleveland Banking
A. Stevens Miles (4)                                                       Thomas A. Richlovsky
Retired President                       Robert J. Ondercik                 Treasurer
National City Corporation               Credit Administration
                                                                           William H. Schecter
                                        Robert G. Siefers                  Merchant Banking
                                        Chief Financial Officer
                                                                           Shelley J. Seifert
                                        Harold B. Todd, Jr.                Human Resources
                                        Institutional Trust &
                                        Asset Management                   Theodore H. Tung
Stephen A. Stitle (3,4)                                                    Economist
Chairman                                Senior Vice Presidents
National City Bank, Indiana             W. Douglas Bannerman               Allen C. Waddle
                                        Corporate Banking                  Public Affairs

                                        Jeffrey M. Biggar                  David L. Zoeller
                                        Personal Trust &                   General Counsel & Secretary
                                        Private Banking
Morry Weiss (1,3,4)
Chairman & CEO                          Honorary Directors
American Greetings Corporation
                                        Claude M. Blair                    Julien L. McCall
                                        Retired Chairman                   Retired Chairman
                                        National City Corporation          National City Corporation




                                               47

                                   Investor
                                       Information


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

Direct Deposit of Dividends

The direct deposit program, which is offered at no charge, provides for the deposit of quarterly dividends directly to a checking or savings account. For information regarding this program, call 1-800-622-6757.

[LOGO: OWN YOUR SHARE OF AMERICA]

National City Corporation is a proud sponsor of the National Association of Investors Corporation's (NAIC) "Own Your Share of America" campaign, which encourages individual investors to invest in common stock. NAIC is a not-for-profit association dedicated to teaching investment principles to individual investors.

DEBT RATINGS

                              Moody's     Standard   Duff      Thomson
                    Investors Service     & Poor's   & Phelps  Bankwatch
National City Corporation                                      A/B
Commercial paper
  (short-term debt)               P-1     A-1        D-1+      TBW1
Senior debt                        A1     A          AA-
Subordinated debt                  A2     A-         A+
Preferred stock                  "a1"     BBB+       A

Bank Subsidiaries:
Certificates of deposit           Aa3     A+         AA
Subordinated bank notes            A1     A          AA-

Corporate Headquarters
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484
(216) 575-2000

Transfer Agent
and Registrar
National City Bank
Corporate Trust Operations
Department 5352
P.O. Box 92301
Cleveland, Ohio 44193-0900
1-800-622-6757

Investor Information
Janis E. Lyons, Vice President
Investor Relations
Department 2145
P.O. Box 5756
Cleveland, Ohio 44101-0756
1-800-622-4204

FIVE-YEAR DIVIDEND HISTORY

1991   1992   1993   1994   1995
 .94    .94   1.06   1.18   1.30

TOTAL RETURNS: NATIONAL CITY VS. S&P 500

 Years         National City          S&P 500
  20               16.7                 14.5
  15               19.6                 14.7
  10               16.9                 14.8
   5               21.6                 16.5

NATIONAL CITY                                                        First Class
Corporation                                                         U.S. Postage
1900 East Ninth Street                                                      PAID
Cleveland, Ohio 44114-3484                             National City Corporation

                           National City Corporation
                               Part IV, Item 14:

                                 EXHIBIT INDEX

                                                                                   PAGE NUMBER IN
    EXHIBIT                                                                         SEQUENTIALLY
     NUMBER                           EXHIBIT DESCRIPTION                          NUMBERED COPY
   ---------- -----------------------------------------------------------------  -----------------
       2.1    Agreement and Plan of Merger dated as of August 27, 1995 by and between National City Corporation and Integra Financial Corporation
              (filed as Exhibit 2.1 to Form 8-K dated August 30, 1995, and incorporated herein by reference).
       3.1    Restated Certificate of Incorporation of NCC, as amended (filed as
              Exhibit 3.1 to Registration Statement No. 33-49823 and incorporated herein by reference).
       3.2    National City Corporation First Restatement of By-laws adopted April
              27, 1987 (As Amended though October 24, 1994) (filed as Exhibit 3.2 to Registrant's Form S-4 Registration Statement No. 33-56539 dated
              November 18, 1994 and incorporated herein by reference.)
       4.1    Instruments defining the rights of holders of certain long-term debt of NCC and its consolidated subsidiaries are not filed as exhibits because the amount of debt under such instruments is less than 10%
              of the total consolidated assets of NCC. NCC undertakes to file these instruments with the Commission upon request.
       4.2    Credit Agreement dated as of December 31, 1988, by and between NCC and the banks named therein (incorporated herein by reference to
              Exhibit 4.1 to NCC's Annual Report on Form 10-K for the year ended
              December 31, 1988).
       4.3    Certificate of Stock Designation dated April 18, 1991, designating
              NCC's 8% Cumulative Convertible Preferred Stock, without par value, and fixing the powers, preferences, rights, and qualifications, limitations and restrictions thereof in addition to those set forth in NCC's Restated Certificate of Incorporation, as amended
              (incorporated herein by reference to Exhibit 4.4 to NCC's Annual
              Report on Form 10-K for the year ended December 31, 1991).
      10.1    National City Corporation Short Term Incentive Compensation Plan for
              Senior Officers As Amended and Restated Effective January 1, 1995.
              (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1994 and incorporated herein by reference).
      10.2    National City Corporation Long Term Incentive Compensation Plan for
              Senior Officers as Amended and Restated Effective January 1, 1995.
              (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1994 and incorporated herein by reference).
      10.3    National City Corporation Annual Corporate Performance Incentive
              Plan Effective January 1, 1995. (filed as Exhibit 10.21 to
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994 and incorporated herein by reference).
      10.4    National City Savings and Investment Plan, As Amended and Restated
              Effective July 1, 1992. (filed as Exhibit 10.24 to Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1994 and incorporated herein by reference).
      10.5    The National City Savings and Investment Plan No. 2, As Amended and
              Restated Effective January 1, 1992 (filed as Exhibit 10.25 to
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994 and incorporated herein by reference).
      10.6    National City Corporation's Amended and Restated 1973 Stock Option
              Plan, as amended (filed as Exhibit 10.4 to Registration Statement
              No. 2-91434) and amended 1984 Stock Option Plan (filed as Exhibit
              10.2 to NCC's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1987); both incorporated herein by reference.

                                                                                   PAGE NUMBER IN
    EXHIBIT                                                                         SEQUENTIALLY
     NUMBER                           EXHIBIT DESCRIPTION                          NUMBERED COPY
   ---------- ------------------------------------------------------------------  ----------------
      10.7    National City Corporation 1989 Stock Option Plan (filed as Exhibit
              10.7 to NCC's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1989, and incorporated herein by reference).
      10.8    National City Corporation's 1993 Stock Option Plan (filed as Exhibit
              10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).
      10.9    National City Corporation 150th Anniversary Stock Option Plan.
              (Filed as Exhibit 10.9 to Registration Statement No. 33-59487 and
              incorporated herein by reference).
      10.10   National City Corporation Plan for Deferred Payment of Directors'
              Fees, as amended (filed as Exhibit 10.5 to Registration Statement
              No. 2-914334 and incorporated herein by reference).
      10.11   National City Corporation Supplemental Executive Retirement Plan, as
              Amended and Restated effective January 1, 1995 (filed as Exhibit
              10.5 to NCC's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994, and incorporated herein by reference).
      10.12   National City Corporation Executive Savings Plan As Amended and
              Restated Effective January 1, 1995 (filed as Exhibit 10.9 to NCC's
              Annual Report on Form 10-K for its fiscal year ended December 31,
              1994, and incorporated herein by reference).
      10.13   National City Corporation Amended and Second Restated 1991
              Restricted Stock Plan (filed as Exhibit 10.9 to Registration
              Statement No. 33-49823 and incorporated herein by reference).
      10.14   First Kentucky National Corporation 1985 Stock Option Plan (filed as
              Exhibit 10.2 to First Kentucky National Corporation's Annual Report
              on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).
      10.15   First Kentucky National Corporation 1982 Stock Option Plan (filed as
              Exhibit 10.3 to First Kentucky National Corporation's Annual Report
              on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).
      10.16   Form of grant made under National City Corporation 1991 Restricted
              Stock Plan made in connection with National City Corporation
              Supplemental Executive Retirement Plan as amended (filed as Exhibit
              10.10 to NCC's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1992, and incorporated herein by reference).
      10.17   Amended Employment Agreement dated July 21, 1989 by and between
              Merchants National Corporation or a subsidiary and Otto N. Frenzel,
              III (filed as Exhibit 10(21) to Merchants National Corporation
              Annual Report of Form 10-K for the fiscal year ended December 31,
              1987 and incorporated herein by reference).
      10.18   Split Dollar Insurance Agreement dated January 4, 1988 between
              Merchants National Corporation and Otto N. Frenzel, III Irrevocable
              Trust II (filed as Exhibit 10(26) to Merchants National Corporation
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1989 and incorporated herein by reference).
      10.19   Merchants National Corporation Director's Deferred Compensation
              Plan, as amended and restated August 16, 1983 (filed as Exhibit
              10(3) to Merchants National Corporation Registration Statement as
              Form S-2 filed June 28, 1985, incorporated herein by reference).

                                                                                   PAGE NUMBER IN
    EXHIBIT                                                                         SEQUENTIALLY
     NUMBER                           EXHIBIT DESCRIPTION                          NUMBERED COPY
   ---------- ------------------------------------------------------------------  ----------------
      10.20   Merchants National Corporation Supplemental Pension Plan dated
              November 20, 1984; First Amendment to the Supplemental Pension Plans
              dated January 21, 1986; Second Amendment to the Supplemental Pension
              Plans dated July 3, 1989; and Third Amendment to the Supplemental
              Pension Plans dated November 21, 1990 (filed respectively as Exhibit
              10(n) to Merchants National Corporation Annual Report on Form 10-K
              for the year ended December 31, 1984; as Exhibit 10(q) to the
              Merchants National Corporation Annual Report on Form 10-K for the
              year ended December 31, 1985; as Exhibit 10(49) to Merchants
              National Corporation Annual Report on Form 10-K for the year ended
              December 31, 1990; and as Exhibit 10(50) to the Merchants National
              Corporation Annual Report on Form 10-K for the year ended December
              31, 1990; all incorporated herein by reference).
      10.21   Merchants National Corporation Employee Benefit Trust Agreement,
              effective July 1, 1987 (filed as Exhibit 10(27) to Merchants
              National Corporation Annual Report on Form 10-K for the year ended
              December 31, 1987, incorporated herein by reference).
      10.22   Merchants National Corporation Non-qualified Stock Option Plan effective January 20, 1987, and the First Amendment to that
              Merchants National Non-qualified Stock Option Plan, effective
              October 16, 1990 (filed respectively as Exhibit 10(23) to Merchants
              National Corporation Annual Report on Form 10-K for the year ended
              December 31, 1986, and as Exhibit 10(55) to Merchants National
              Corporation Annual Report on Form 10-K for the year ended December
              31, 1990, both of which are incorporated herein by reference).
      10.23   Merchants National Corporation 1987 Non-qualified Stock Option Plan, effective November 17, 1987, and the First Amendment to Merchants
              National Corporation 1987 Non-qualified Stock Option Plan, effective
              October 16, 1990, (filed respectively as Exhibit 10(30) to Merchants
              National Corporation Annual Report on Form 10-K for the year ended
              December 31, 1987, and as Exhibit 10(61) to Merchants National
              Corporation Annual Report on Form 10-K for the year ended December
              31, 1990, both of which are incorporated herein by reference).
      10.24   Merchants National Corporation Directors Non-qualified Stock Option
              Plan and the First Amendment to Merchants National Corporation
              Directors Non-qualified Stock Option Plan effective October 16, 1990
              (filed respectively as Exhibit 10(44) to Merchants National
              Corporation Annual Report on Form 10-K for the year ended December
              31, 1988, and as Exhibit 10(68) to Merchants National Corporation
              Annual Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).
      10.25   Central Indiana Bancorp Option Plan effective March 15, 1991 (filed as Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1994 and incorporated herein by reference).
      10.26   Central Indiana Bancorp 1993 Option Plan effective October 12, 1993
              (filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1994 and incorporated herein by reference).

                                                                                   PAGE NUMBER IN
    EXHIBIT                                                                         SEQUENTIALLY
     NUMBER                           EXHIBIT DESCRIPTION                          NUMBERED COPY
   ---------- -------------------------------------------------------------------  ---------------
      10.27   Forms of contracts with David A. Daberko, William R. Robertson,
              Vincent A. DiGirolamo, William E. MacDonald III, Jon L. Gorney,
              Harold B. Todd, Jr., Robert G. Siefers, Robert J. Ondercik, Jeffrey
              D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick,
              Gary A. Glaser, J. Christopher Graffeo and Morton Boyd (filed as
              Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1994 and incorporated herein by reference).
      10.28   Split Dollar Insurance Agreement effective January 1, 1994 between
              National City Corporation and those individuals listed in Exhibit
              10.27 and other key employees. (filed as exhibit 10.28 to
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994 and incorporated herein by reference).
      10.29   Stock Option Agreement, dated as of August 27, 1995 by and between
              National City Corporation and Integra Financial Corporation (filed as Exhibit 2.2 to Form 8-K dated August 30, 1995 and incorporated herein by reference).
      10.30   Stock Option Agreement, dated as of August 27, 1995 by and between
              National City Corporation and Integra Financial Corporation (filed as Exhibit 2.3 to Form 8-K dated August 30, 1995 and incorporation herein by reference).
      10.31   National City Corporation Short-Term Incentive Compensation Plan for
              Senior Officers--Corporate Results As Amended and Restated Effective
              January 1, 1996.
      11.1    Computation of Earnings per share. (Filed as Exhibit 11.1)
      21.1    Subsidiaries. (Filed as Exhibit 21.1)
      23.1    Consent of Ernst & Young LLP, Independent Auditors for NCC. (Filed
              as Exhibit 23.1)
      24.1    Powers of Attorney. (Filed as Exhibit 24.1)
      27.1    Financial Data Schedule (Filed as Exhibit 27.1).