Form 10-Q
period 1996-03-31
NATIONAL CITY CORP
filed 1996-05-01
CIK 69970

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

     Indicate the number shares outstanding of each of the issuer's classes of Common Stock as of April 25, 1996

             Common stock, $4.00 Par Value -- 146,527,249

                                    [LOGO]

                         QUARTER ENDED MARCH 31, 1996

                               FINANCIAL REPORT

                                AND FORM 10-Q

                                    [LOGO]

                        FINANCIAL REPORT AND FORM 10-Q

                         QUARTER ENDED MARCH 31, 1996

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

PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
     Refer to Note 9 on page 10.

Exhibits and Reports on Form 8-K (Item 6)
     Exhibit 27:
     Financial Data Schedule
     Reports on Form 8-K: None.
Signature.........................................................................     19

FINANCIAL HIGHLIGHTS

                                                               Three Months Ended
                                                                    March 31
- -----------------------------------------------------------------------------------------------------

                                                                                             Percent
                                                              1996             1995          Change
EARNINGS (IN THOUSANDS):
Net interest income -- fully taxable equivalent.......      $343,969         $327,410            5%
Provision for loan losses.............................        28,039           22,590           24
Fees and other income.................................       236,406          207,859           14
Security gains........................................         5,436            1,396           --
Noninterest expense...................................       367,989          347,404            6
Net income............................................       124,834          111,031           12
Net income applicable to common stock.................       121,345          107,311           13
PERFORMANCE RATIOS:
Net interest margin...................................          4.44%            4.59%
Return on average assets..............................          1.44             1.39
Return on average common equity.......................         17.69            17.98
Return on average total equity........................         17.10            17.28
PER SHARE MEASURES:
Net income per common share:
     Primary..........................................        $  .81           $  .72           13%
     Fully diluted....................................           .79              .70           13
Dividends paid per common share.......................           .36              .32           13
Book value per common share...........................         19.06            16.97           12
Market value per share (close):
     Common...........................................         35.13            26.63           32
     Preferred........................................         83.88            64.13           31
Average shares -- primary.............................    149,064,623      148,837,218          --
Average shares -- fully diluted.......................    157,566,698      157,775,305          --
AVERAGE BALANCES (IN MILLIONS):
Assets................................................       $34,860          $32,023            9%
Loans.................................................        26,006           23,481           11
Securities............................................         4,446            4,461           --
Earning assets........................................        30,987           28,612            8
Deposits..............................................        24,359           24,366           --
Common stockholders' equity...........................         2,759            2,420           14
Total stockholders' equity............................         2,937            2,606           13
AT PERIOD END:
Equity to assets ratio................................          8.44%            8.19%
Tier 1 capital ratio..................................          9.33             8.95
Total risk-based capital ratio........................         14.70            12.18
Leverage ratio........................................          7.58             7.59
Common shares outstanding.............................    146,398,162      146,570,786          --
Full-time equivalent employees........................        21,152           20,315            4%
ASSET QUALITY:
Net charge-offs to loans (annualized).................           .40%             .33%
Loan loss reserve to loans............................          1.86             1.97
Nonperforming assets to loans & OREO..................           .51              .57

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                               Three Months Ended
            (Dollars in Thousands Except Per Share Amounts)                         March 31
- ------------------------------------------------------------------------------------------------------

                                                                              1996            1995
INTEREST INCOME
  Loans:
    Taxable............................................................     $ 565,975       $ 507,970
    Exempt from Federal income taxes...................................         3,209           3,908
  Securities:
    Taxable............................................................        62,341          57,081
    Exempt from Federal income taxes...................................         8,424          10,134
  Federal funds sold and security resale agreements....................         6,001           7,960
  Eurodollar time deposits in banks....................................           117              --
  Other short-term investments.........................................           551           1,380
                                                                           -----------     -----------
      Total interest income............................................       646,618         588,433
INTEREST EXPENSE
  Deposits.............................................................       208,330         204,617
  Federal funds borrowed and security repurchase agreements............        45,122          29,182
  Borrowed funds.......................................................        31,584          20,002
  Corporate long-term debt.............................................        21,540          13,375
                                                                           -----------     -----------
      Total interest expense...........................................       306,576         267,176
                                                                           -----------     -----------
NET INTEREST INCOME....................................................       340,042         321,257
PROVISION FOR LOAN LOSSES..............................................        28,039          22,590
                                                                           -----------     -----------
      Net interest income after provision for loan losses..............       312,003         298,667
NONINTEREST INCOME
  Item processing revenue..............................................        80,306          75,726
  Service charges on deposit accounts..................................        40,725          38,133
  Trust fees...........................................................        35,713          33,455
  Credit card fees.....................................................        24,062          17,162
  Mortgage banking revenue.............................................        22,626          20,358
  Brokerage revenue....................................................        12,218           4,637
  Other................................................................        20,756          18,388
                                                                           -----------     -----------
      Total fees and other income......................................       236,406         207,859
  Security gains.......................................................         5,436           1,396
                                                                           -----------     -----------
      Total noninterest income.........................................       241,842         209,255
NONINTEREST EXPENSE
  Salaries and employee benefits.......................................       176,883         164,385
  Equipment............................................................        24,944          23,847
  Net occupancy........................................................        24,777          22,891
  Assessments and taxes................................................         8,701          20,207
  Other................................................................       132,684         116,074
                                                                           -----------     -----------
      Total noninterest expense........................................       367,989         347,404
                                                                           -----------     -----------
Income before income taxes.............................................       185,856         160,518
Income tax expense.....................................................        61,022          49,487
                                                                           -----------     -----------
NET INCOME.............................................................     $ 124,834       $ 111,031
                                                                           ==========      ==========
NET INCOME APPLICABLE TO COMMON STOCK..................................     $ 121,345       $ 107,311
                                                                           ==========      ==========
NET INCOME PER COMMON SHARE
  Primary..............................................................          $.81            $.72
  Fully Diluted........................................................           .79             .70
AVERAGE COMMON SHARES OUTSTANDING......................................    149,064,623     148,837,218

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
- --------------------------------------------------------------------------------

                                                        MARCH 31       December 31      March 31
                                                          1996            1995            1995
ASSETS
  Loans:
     Commercial....................................    $10,157,690     $10,020,008     $ 9,211,089
     International.................................         59,353          58,285          53,153
     Real estate construction......................        495,429         529,273         438,578
     Lease financing...............................        288,712         271,246         215,934
     Real estate mortgage -- nonresidential........      2,339,764       2,412,937       2,446,537
     Real estate mortgage -- residential...........      4,833,530       4,926,766       4,403,403
     Mortgage loans held for sale..................        326,867         166,998          55,220
     Home equity...................................      1,140,898       1,119,310         951,772
     Consumer......................................      5,693,127       5,545,225       4,950,172
     Credit card...................................      1,108,859       1,172,271       1,319,179
                                                       -----------     -----------     -----------
          Total loans..............................     26,444,229      26,222,319      24,045,037
          Allowance for loan losses................        492,821         490,679         474,838
                                                       -----------     -----------     -----------
          Net loans................................     25,951,408      25,731,640      23,570,199
  Securities held to maturity (market value
     $1,100,991)...................................             --              --       1,098,219
  Securities available for sale, at market.........      4,425,489       4,949,654       3,373,402
  Federal funds sold and security resale
     agreements....................................        313,956         724,564         445,115
  Trading account assets...........................         31,398          23,715          30,391
  Other short-term money market investments........         57,911          51,207          69,643
  Cash and demand balances due from banks..........      2,209,008       2,637,049       2,086,211
  Properties and equipment.........................        427,158         424,479         393,352
  Customers' acceptance liability..................         61,345          66,169         101,474
  Accrued income and other assets..................      1,631,850       1,590,533       1,473,016
                                                       -----------     -----------     -----------
          TOTAL ASSETS.............................    $35,109,523     $36,199,010     $32,641,022
                                                       ============    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............    $ 4,917,699     $ 5,563,717     $ 4,755,404
  Savings and NOW accounts.........................      3,978,694       4,241,140       4,473,467
  Insured money market accounts....................      5,405,327       5,153,738       4,637,302
  Time deposits of individuals.....................      8,977,174       9,039,981       8,511,470
  Other time deposits..............................        430,447         484,109         502,616
  Deposits in overseas offices.....................        630,274         717,823       1,802,716
                                                       -----------     -----------     -----------
          Total deposits...........................     24,339,615      25,200,508      24,682,975
  Federal funds borrowed and security repurchase
     agreements....................................      3,359,031       4,010,149       2,540,191
  Borrowed funds...................................      2,409,085       2,089,150       1,393,130
  Acceptances outstanding..........................         61,345          66,169         101,474
  Accrued expenses and other liabilities...........        660,899         696,701         505,982
  Corporate long-term debt.........................      1,315,316       1,215,356         743,390
                                                       -----------     -----------     -----------
          TOTAL LIABILITIES........................     32,145,291      33,278,033      29,967,142
Stockholders' Equity:
  Preferred stock..................................        174,450         185,400         186,040
  Common stock.....................................      2,789,782       2,735,577       2,487,840
                                                       -----------     -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY...............      2,964,232       2,920,977       2,673,880
                                                       -----------     -----------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................    $35,109,523     $36,199,010     $32,641,022
                                                       ============    ============    ============

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Dollars in Thousands)                          Three Months Ended March 31
- -------------------------------------------------------------------------------------------------
                                                                         1996            1995
OPERATING ACTIVITIES
  Net income......................................................    $   124,834     $   111,031
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses..................................         28,039          22,590
       Depreciation and amortization of goodwill and
        intangibles...............................................         31,267          26,675
       Security gains.............................................         (5,436)         (1,396)
       Net (increase) in trading account assets...................         (7,683)        (22,451)
       Other gains, net...........................................           (170)         (5,718)
       Originations and purchases of mortgage loans held for
        sale......................................................       (703,087)        (52,224)
       Proceeds from the sale of mortgage loans held for sale.....        545,446          40,327
       (Increase) in interest receivable..........................        (42,888)        (44,089)
       Increase in interest payable...............................         24,714          59,990
       Decrease in other assets...................................          6,755          35,684
       (Decrease) in other liabilities............................        (60,516)        (40,641)
                                                                      -----------     -----------
          Net Cash Provided (Used) by Operating Activities........        (58,725)        129,778
LENDING AND INVESTING ACTIVITIES
  Net decrease in short-term investments..........................        403,904         283,194
  Purchases of securities.........................................       (590,342)       (209,261)
  Proceeds from sales of securities...............................        876,195          71,845
  Proceeds from maturities and prepayments of securities..........        189,506         162,690
  Net (increase) in loans.........................................        (90,166)       (849,715)
  Net (increase) in properties and equipment......................        (18,558)        (15,804)
  Acquisitions....................................................             --           8,539
                                                                      -----------     -----------
          Net Cash Provided (Used) by Lending and Investing
             Activities...........................................        770,539        (548,512)
DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) in Federal funds borrowed and security repurchase
     agreements...................................................       (651,118)        (68,610)
  Net increase in borrowed funds..................................        319,935         288,141
  Net (decrease) in demand, savings, NOW, insured money market
     accounts, and deposits in overseas offices...................       (744,424)     (1,032,952)
  Net increase (decrease) in time deposits........................       (116,469)      1,043,362
  Proceeds from issuance of long-term debt, net...................        199,144              --
  Repayment of long-term debt.....................................       (100,178)           (372)
  Dividends paid, net of tax benefit of ESOP shares...............        (56,060)        (51,282)
  Issuances of common stock.......................................          7,486           4,903
  Repurchase of common and preferred stock........................             --         (83,313)
  ESOP trust repayment............................................          1,829           3,340
                                                                      -----------     -----------
          Net Cash Provided (Used) by Deposit and Financing
             Activities...........................................     (1,139,855)        103,217
                                                                      -----------     -----------
  Net (Decrease) in Cash and Cash Equivalents.....................       (428,041)       (315,517)
  Cash and Cash Equivalents, January 1............................      2,637,049       2,401,728
                                                                      -----------     -----------
  Cash and Cash Equivalents, March 31.............................    $ 2,209,008     $ 2,086,211
                                                                      ============    ============
SUPPLEMENTAL DISCLOSURES
  Interest paid...................................................    $   282,000     $   208,000
  Income taxes paid...............................................         10,149             623
  Common stock issued in purchase acquisitions....................             --          46,206

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Unallocated
                                                                                                                    Shares
     (Dollars in Thousands Except Per         Preferred          Common          Capital          Retained         Held by
              Share Amounts)                    Stock            Stock           Surplus          Earnings        ESOP Trust
- -------------------------------------------
Balance January 1, 1995....................    $187,540         $590,223         $100,051        $1,732,258        $ (9,018)
  Net income...............................                                                         111,031
  Common dividends paid, $.32 per share....                                                         (47,706)
  Preferred dividends paid, $1.00 per
    depositary share.......................                                                          (3,751)
  Issuance of 262,028 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        1,048            3,855
  Issuance of 1,785,726 common shares
    pursuant to acquisition................                        7,143           39,063
  Purchase of 3,032,600 common shares and
    30,000 depositary shares of preferred
    stock..................................      (1,500)         (12,130)          (6,730)          (62,953)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             175           3,340
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                                          41,941
                                             ------------     ------------     ------------     ------------     ------------
Balance March 31, 1995.....................    $186,040         $586,284         $136,239        $1,770,995        $ (5,678)
                                             ============     ============     ============     ============     ============
Balance January 1, 1996....................    $185,400         $582,183         $202,669        $1,953,466        $ (2,741)
  Net income...............................                                                         124,834
  Common dividends paid, $.36 per share....                                                         (52,529)
  Preferred dividends paid, $1.00 per
    depositary share.......................                                                          (3,573)
  Issuance of 330,440 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        1,322            6,262               (98)
  Conversion of 218,999 depositary shares
    of preferred stock to 522,033 common
    shares.................................     (10,950)           2,088            8,862
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                              42           1,829
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                                         (34,834)
                                             ------------     ------------     ------------     ------------     ------------
Balance March 31, 1996.....................    $174,450         $585,593         $217,793        $1,987,308        $   (912)
                                             ============     ============     ============     ============     ============


     (Dollars in Thousands Except Per
              Share Amounts)                    Total
- -------------------------------------------
Balance January 1, 1995....................   $2,601,054
  Net income...............................      111,031
  Common dividends paid, $.32 per share....      (47,706)
  Preferred dividends paid, $1.00 per
    depositary share.......................       (3,751)
  Issuance of 262,028 common shares under
    corporate stock and dividend
    reinvestment plans.....................        4,903
  Issuance of 1,785,726 common shares
    pursuant to acquisition................       46,206
  Purchase of 3,032,600 common shares and
    30,000 depositary shares of preferred
    stock..................................      (83,313)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        3,515
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................       41,941
                                             ------------
Balance March 31, 1995.....................   $2,673,880
                                             ============
Balance January 1, 1996....................   $2,920,977
  Net income...............................      124,834
  Common dividends paid, $.36 per share....      (52,529)
  Preferred dividends paid, $1.00 per
    depositary share.......................       (3,573)
  Issuance of 330,440 common shares under
    corporate stock and dividend
    reinvestment plans.....................        7,486
  Conversion of 218,999 depositary shares
    of preferred stock to 522,033 common
    shares.................................           --
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        1,871
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................      (34,834)
                                             ------------
Balance March 31, 1996.....................   $2,964,232
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

2. ACCOUNTING CHANGES

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF: On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected undiscounted future cash flows from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured based upon the present value of the expected future cash flows. The adoption of this standard did not have a material impact on financial position or results of operations.

     ACCOUNTING FOR MORTGAGE SERVICING RIGHTS: On January 1, 1996, the Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This standard requires that entities recognize rights to service mortgage loans for others as separate assets, whether those rights are acquired through loan origination activities or through purchase activities. Additionally, the enterprise must periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of this standard did not have a material impact on financial position or results of operations.

3. ACQUISITIONS
     On August 28, 1995, the Corporation announced the signing of a definitive merger agreement with Integra Financial Corporation, a $14 billion asset bank holding company headquartered in Pittsburgh, Pennsylvania. The merger agreement calls for an exchange of two shares of National City common stock for each share of Integra. The transaction will be accounted for as a pooling of interests, and is expected to close in the second quarter of 1996.

4. CONTINGENT LIABILITIES
     In the normal course of business, there are outstanding commitments to extend credit, guarantees, etc., which are not reflected in the financial statements. In addition, the Corporation's subsidiaries are involved in a number of legal proceedings arising out of their businesses. In management's opinion, the financial statements would not be materially affected by the outcome of any present legal proceedings or other commitments and contingent liabilities.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
     The following table presents the activity in the allowance for loan losses:

                                        Three Months Ended
                                             March 31
                                     -------------------------
           (In Thousands)               1996          1995
- ------------------------------------------------------------
Balance at beginning of year........  $ 490,679     $ 469,019
Provision...........................     28,039        22,590
Reserves acquired (sold)............         --         2,220
Charge-offs:
  Commercial........................     12,159         8,952
  Real estate -- construction.......         --           244
  Real estate -- commercial.........         91           541
  Real estate -- residential........        348           208
  Home equity.......................        560            84
  Consumer..........................     15,190         8,712
  Credit card.......................     14,017        14,094
                                     -----------   -----------
  Total charge-offs.................     42,365        32,835
Recoveries:
  Commercial........................      5,710         3,584
  Real estate -- construction.......        357            56
  Real estate -- commercial.........        469           950
  Real estate -- residential........        101           154
  Home equity.......................        125           206
  Consumer..........................      7,119         5,879
  Credit card.......................      2,587         3,015
                                     -----------   -----------
  Total recoveries..................     16,468        13,844
                                     -----------   -----------
Net charge-offs.....................     25,897        18,991
                                     -----------   -----------
Balance at end of period............  $ 492,821     $ 474,838
                                     ===========   ===========

     The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.
     Table 5 on page 13 provides detail regarding nonperforming loans. At March 31, 1996 and December 31, 1995, loans that were considered to be impaired under SFAS No. 114 totalled $37.0 million and $26.7 million, respectively. All impaired loans are included in nonperforming assets. The related allowance allocated to these loans was $22.8 million and $16.4 million, respectively. The contractual interest due and actual interest recorded on impaired loans, as well as total nonperforming assets, for the three months ended March 31, 1996 was $6.2 million and $2.4 million, respectively.

6. SECURITIES
     The following is a summary of securities held to maturity and available for sale:

                                   MARCH 31, 1996
                   ----------------------------------------------
                   AMORTIZED   UNREALIZED  UNREALIZED    MARKET
  (In Thousands)      COST       GAINS       LOSSES      VALUE
- ------------------------------------------------------------
AVAILABLE FOR
  SALE:
U.S. Treasury and
  Federal agency
  debentures...... $1,155,452   $  5,920    $(19,063)  $1,142,309
Mortgage-backed
  securities......  2,576,899     19,750     (20,440)   2,576,209
States and
  political
  subdivisions....    274,429     15,340      (1,168)     288,601
Other.............    327,336     93,695      (2,661)     418,370
                   ----------  ----------  ----------  ----------
  Total
    securities.... $4,334,116   $134,705    $(43,332)  $4,425,489
                   ==========  ==========  ==========  ==========

                                   March 31, 1995
                   ----------------------------------------------
                   Amortized   Unrealized  Unrealized    Market
  (In Thousands)      Cost       Gains       Losses      Value
- ------------------------------------------------------------
Held to maturity:
U.S. Treasury and
  Federal agency
  debentures....... $   34,137  $     --    $   (693)  $   33,444
Mortgage-backed
  securities.......    623,848     2,002     (20,342)     605,508
States and
  political
  subdivisions.....    385,388    26,104      (4,200)     407,292
Other..............     54,846        74        (173)      54,747
                   ----------  ----------  ----------  ----------
  Total held to
    maturity.......  1,098,219    28,180     (25,408)   1,100,991
Available for sale:
U.S. Treasury and
  Federal agency
  debentures.......  1,334,098     5,454     (24,877)   1,314,675
Mortgage-backed
  securities.......  1,787,186     6,560     (28,980)   1,764,766
States and
  political
  subdivisions.....     30,830       278         (28)      31,080
Other..............    238,072    38,991     (14,182)     262,881
                   ----------  ----------  ----------  ----------
  Total available
    for sale.......  3,390,186    51,283     (68,067)   3,373,402
                   ----------  ----------  ----------  ----------
  Total
    securities..... $4,488,405  $ 79,463    $(93,475)  $4,474,393
                   ==========  ==========  ==========  ==========

     For the three months ended March 31, 1996 and 1995, gross gains of $10.9 million and $1.5 million, and gross losses of $5.5 million and $.1 million were realized, respectively.
     At March 31, 1996, the unrealized appreciation in securities available for sale included in retained earnings totalled $59.4 million, net of tax, compared to unrealized depreciation of $10.9 million, net of tax, at March 31, 1995. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to earnings.
     For the three months ended March 31, 1996 and 1995, the following represents the cash flows of the securities portfolio:

                               AVAILABLE   HELD TO
       (In Thousands)          FOR SALE    MATURITY    TOTAL
- ------------------------------------------------------------
MARCH 31, 1996:
  Purchases of securities....  $ 590,342   $     --   $590,342
  Proceeds from sale of
    securities...............    876,195         --    876,195
  Proceeds from maturities of
    securities...............    189,506         --    189,506
March 31, 1995:
  Purchases of securities....  $ 190,286   $ 18,975   $209,261
  Proceeds from sale of
    securities...............     71,845         --     71,845
  Proceeds from maturities of
    securities...............     64,749     97,941    162,690

     As of March 31, 1996, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

7. BORROWED FUNDS

                           MARCH 31       Dec 31       March 31
      (In Thousands)         1996          1995          1995
- ------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term........... $  177,147   $  254,706    $  271,599
Notes payable to Student
  Loan Marketing
  Association.............    600,000      600,000       300,000
Bank notes................    654,571      554,547            --
Military banking
  liabilities.............    125,399      109,401       190,668
Other.....................    350,365      230,753        74,688
                          ----------    ----------    ----------
  Bank subsidiaries.......  1,907,482    1,749,407       836,955
Commercial paper..........    501,560      339,698       556,120
Other.....................         43           45            55
                          ----------    ----------    ----------
  Other subsidiaries......    501,603      339,743       556,175
                          ----------    ----------    ----------
        Total............. $2,409,085   $2,089,150    $1,393,130
                          ==========    ==========    ==========

8. CORPORATE LONG-TERM DEBT

                                MARCH 31     Dec 31    March 31
        (In Thousands)            1996        1995       1995
- ------------------------------------------------------------
7.20% Sub. Notes due 2005...... $  250,000 $  250,000  $    --
  Less discount................       (266)       (273)      --
6 5/8% Sub. Notes due 2004.....    250,000    250,000  250,000
  Less discount................     (1,025)     (1,058)  (1,155 )
8 3/8% Notes due 1996..........         --    100,000  100,000
  Less discount................         --        (13)     (74 )
Floating Rate Sub. Notes
 due 1997......................     75,000     75,000   75,000
  Less discount................        (15)        (20)     (34 )
9 7/8% Sub. Notes due 1999.....     65,000     65,000   65,000
  Less discount................       (163)       (175)    (210 )
Floating Rate Notes due 1997...     50,000     50,000   50,000
  Less discount................        (33)        (38)     (54 )
Other..........................      2,557      2,561    3,252
                               ----------  ----------  --------
  Total parent company.........    691,055    790,984  541,725
6.30% Sub. Notes due 2011......    200,000         --       --
7.25% Sub. Notes due 2010......    225,000    225,000       --
  Less discount................     (2,344)     (2,388)      --
6 1/2% Sub. Notes due 2003.....    200,000    200,000  200,000
  Less discount................       (530)       (549)    (605 )
Other..........................      2,135      2,309    2,270
                               ----------  ----------  --------
  Total subsidiaries...........    624,261    424,372  201,665
                               ----------  ----------  --------
        Total.................. $1,315,316 $1,215,356  $743,390
                               ==========  ==========  =========

     In February 1996, one subsidiary bank of the Corporation issued $200 million principal amount of 6.30% Subordinated Notes due 2011. The notes are not redeemable prior to maturity and qualify as Tier 2 capital for regulatory purposes.

     A credit agreement with a group of banks, dated February 2, 1996, allows the Corporation to borrow up to $350 million until February 2, 2001. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at March 31, 1996.
9. STOCKHOLDERS' EQUITY

                          MARCH 31      Dec 31      March 31
  (Outstanding Shares)      1996         1995         1995
- --------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......     697,800      741,600      744,160
Common Stock, $4.00 par
  value, authorized
  350,000,000 shares.... 146,398,162  145,545,689  146,570,786

     On March 5, 1996, the Corporation called for redemption its outstanding Depositary Shares of the 8% Cumulative Convertible Preferred Stock, effective May 1, 1996. It is expected that this action will result in conversion into common stock of substantially all of the outstanding preferred stock.

10. INCOME TAX EXPENSE

     The composition of income tax expense follows:

                                      Three Months Ended
                                           March 31
                                   -------------------------
          (In Thousands)              1996          1995
- ------------------------------------------------------------
Applicable to income exclusive of
  security transactions...........   $59,121       $48,998
Applicable to security
  transactions....................     1,901           489
                                   -----------   -----------
        Total.....................   $61,022       $49,487
                                   ===========   ===========

     The effective tax rate was approximately 32.8% and 30.8% for the three months ended March 31, 1996 and 1995, respectively.

11. REGULATORY DIVIDENDS

     A significant source of liquidity for the parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At March 31, 1996, bank subsidiaries may pay the parent company, without prior regulatory approval, approximately $563 million of dividends. During the first quarter 1996, no dividends were declared or paid to the parent company.

12. EARNINGS PER SHARE

     The calculation of net income per common share follows:

                                     Three Months Ended
                                          March 31
(Dollars In Thousands Except Per  -------------------------
         Share Amounts)              1996          1995
- -----------------------------------------------------------
PRIMARY:
  Net income.....................    $124,834      $111,031
  Less preferred dividend
    requirements.................       3,489         3,720
                                  -----------   -----------
  Net income applicable to common
    stock........................    $121,345      $107,311
                                  ===========   ===========
  Average common shares
    outstanding.................. 149,064,623   148,837,218
                                  ===========   ===========
  Primary net income per common
    share........................        $.81          $.72
                                  ===========   ===========
ASSUMING FULL DILUTION:
  Net income.....................    $124,834      $111,031
                                  ===========   ===========
  Average common shares
    outstanding.................. 149,064,623   148,837,218
  Stock option adjustment........     184,297        67,700
  Preferred stock adjustment.....   8,317,778     8,870,387
                                  -----------   -----------
  Average common shares
    outstanding, as adjusted..... 157,566,698   157,775,305
                                  ===========   ===========
  Fully diluted net income per
    common share.................        $.79          $.70
                                  ===========   ===========

     The stock option adjustment in the calculation of fully diluted common shares outstanding represents the assumed exercise of all outstanding stock options as of the beginning of the year or date of grant, if later, computed using the treasury stock method.

     The preferred stock adjustment in the calculation of fully diluted common shares outstanding represents the assumed conversion of the 8% Cumulative Convertible Preferred Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY

     Net income for the quarter ended March 31, 1996 was $124.8 million, an increase of 12% over the $111.0 million earned in the first quarter 1995. Fully diluted net income per common share was $.79 for the first quarter of 1996, compared with $.70 for the corresponding quarter last year.
     Return on average common equity was 17.69% for the three months ended March 31, 1996 and 17.98% for the same quarter in 1995. Return on average assets was 1.44% for the first three months of 1996 and 1.39% for the first quarter of 1995.
     Net income for the quarter increased from a year ago due to solid revenue growth from both net interest income and fee income sources. The increase in net interest income was the result of higher loan balances, up 11% from a year ago. Fee income was up 14% in the first quarter versus first quarter last year mainly from higher credit card, brokerage, and item processing revenue. Offsetting revenue growth somewhat were higher loan loss provisions and noninterest expenses. The provision for loan losses increased $5.4 million over the same period in 1995. Noninterest expenses increased 6.0% during the first quarter 1996 compared with the same quarter a year ago. Half of the increase was due to acquisitions made during the third quarter of 1995.
     After-tax security gains were $.02 per share in the first quarter 1996, compared with $.01 per share for the first quarter 1995.

TABLE 1: UNIT PROFITABILITY

     The financial performance of National City is monitored by an internal profitability measurement

                                        THREE MONTHS ENDED       Three months ended
                                          MARCH 31, 1996           March 31, 1995
                                       --------------------     --------------------
                                        NET       RETURN ON      Net       Return on
       (Dollars in Millions)           INCOME      EQUITY       Income      Equity
- ----------------------------------------------------------------------------------
Corporate banking..................    $52.0         17.24%     $50.8         19.84%
Retail banking.....................     71.4         23.34       58.4         22.79
National credit card...............      3.8         13.00        1.7          8.18
Investment/funding.................      4.2          6.61       (3.8 )       (5.63)
Trust..............................      9.3         26.63        8.1         25.84
Item processing....................      4.7         12.48        4.3         11.91
Mortgage banking...................      2.6         27.78        3.2         39.10
Corporate..........................    (23.2 )          --      (11.7 )          --
                                       ------                   ------
    Total..........................    $124.8        17.69%     $111.0        17.98%
                                       =======                  =======

system which produces line-of-business results and key performance measures. National City's major businesses include corporate banking, retail banking, national credit cards, investment/ funding, trust and investment management, item processing and mortgage banking.
     Table 1 presents profitability contributions by the Corporation's major units to consolidated results. Unit profitability is determined based on an internal accounting process. Unlike generally accepted accounting principles, no authoritative guidance exists for internal financial accounting and reporting. National City's internal accounting process is based on practices which support the management structure of the Corporation. Expenses for centrally provided services are allocated based on estimated usage of those services. Lending and deposit-taking activities are match-funded and interest rate risk is reported in the investment/funding unit. Capital has been allocated among the businesses on a risk-adjusted basis. Methodologies may change from time to time as accounting systems are enhanced or business products change.
     The increase in corporate banking net income was due to higher net interest income from growth in loan outstandings.
     The increase in retail banking reflects strong loan growth and continued favorable spreads on core deposit accounts.
     National credit card results improved due to higher volume. The results in 1995 were dampened by costs associated with portfolio acquisitions.
     Results improved in the investment/funding unit primarily due to security gains as well as modifications made to the internal crediting rate for noncontractual deposits.
     The increased profitability in trust and the item processing subsidiary was due to increased volume and expense control measures. The lower return on equity in the item processing business relative to the other functional units reflects the amortization of goodwill from purchase acquisitions.
     The decrease in mortgage banking net income was due to gains on the sale of mortgage servicing in the first quarter of 1995.

EARNING ASSETS AND
INTEREST-BEARING LIABILITIES
     Average earning assets totalled $30,987 million for the first quarter of 1996 compared with $30,972 million for the fourth quarter of 1995 and $28,612 million for the first quarter of 1995. The increase over the first quarter of last year was due to commercial and consumer loan growth as well as the acquisition of United Bancorp of Kentucky in the second half of 1995.
     Earning assets were stable compared with the fourth quarter due to growth in loans offset by a decline in securities.
     Average core deposits increased $1,145 million in the first quarter from the first quarter 1995 due to growth in time deposits and the aforementioned acquisition. The increase was partially offset by runoff in savings and money market balances. Purchased deposit balances also increased due to efforts to obtain cost-effective funding in the existing interest rate environment to support the growth in assets.

NET INTEREST INCOME
     On a fully taxable equivalent basis, net interest income increased to $344.0 million in the first quarter 1996 versus $327.4 million for the corresponding quarter in 1995.
     The tax equivalent net interest margin was 4.44% in the quarter ended March 31, 1996 compared with 4.59% a year ago and 4.32% for the quarter ended December 31, 1995. The lower net interest margin relative to a year ago was due primarily to the increased use of purchased funding to support the growth in earning assets. The increase from the fourth quarter was due to a higher-yielding asset mix and a lower cost of funds.

      TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                              Three months ended
                                                                   March 31
                                                         -----------------------------
                    (In Millions)                           1996              1995
- ----------------------------------------------------------------------------------
Interest adjustment to loans.........................      $   3.9           $  (2.4)
Interest adjustment to securities....................           .1               (.9)
                                                         -----------       -----------
  Interest adjustment to earning assets..............          4.0              (3.3)
Interest adjustment to deposits......................         (3.5)             (4.3)
                                                         -----------       -----------
  Effect on net interest income......................      $   7.5           $   1.0
                                                         ===========       ===========

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

      TABLE 3: FULL-TIME EQUIVALENT STAFFING AND
               OVERHEAD PERFORMANCE MEASURES

                                          MARCH 31, 1996                             March 31, 1995
                              --------------------------------------     --------------------------------------
                              FULL-TIME                                  Full-Time
                              EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                                STAFF         RATIO         RATIO          Staff         Ratio         Ratio
- ----------------------------------------------------------------------------------
Corporate and retail
 banking.....................   11,198         37.76%         49.02%       11,437         43.24%        53.51%
National credit card.........      689         47.50          53.09           579         54.20         59.80
Investment/funding...........      455         49.85             --           283         12.66            --
Trust........................    1,190            --          63.34         1,054            --         66.24
Item processing..............    6,173            --          89.59         5,599            --         89.85
Mortgage banking.............      811            --          75.30           709            --         75.81
Corporate....................      636            --             --           654            --            --
                              ----------                                 ----------
   Total.....................   21,152         38.25%         63.41%       20,315         42.62%        64.90%
                              ===========                                ============

     Management attempts to prevent adverse swings in net interest income resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, simulation and duration analyses.
     At March 31, 1996, the Corporation had moved to a slightly more liability-sensitive position than at December 31, 1995. The cumulative one-year gap was (10.2)% of adjusted earning assets at March 31, 1996, versus (8.5)% at year-end 1995. The earnings simulation model projects that net income would decrease by .7% if market rates rose gradually by two percentage points over the next year, relative to a stable-rate scenario. At the end of 1995, the corresponding change was .3% of net income. The Corporation's net present value model indicates that a two percentage point immediate increase in rates would cause a reduction in the present value of expected asset and liability cash flows by an amount equal to 1.4% of total assets, compared to 1.3% at year-end 1995.
     During the first three months of 1996, the notional outstandings of interest-rate swap agreements increased by $4,296 million. Of this increase, $1,950 million were added to manage the Corporation's interest-rate risk position by synthetically converting variable-rate loans to fixed rate, $320 million were used to convert fixed-rate debt to variable rate and $185 million were used to reduce the risk of mortgage servicing rights. The remainder of the swap agreements were entered into to facilitate interest-rate risk management at third parties,

      TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
               AVERAGE LOANS

                                                                    First Quarter
                                                                  1996         1995
      ----------------------------------------------------------------------------
      Commercial................................................. .24 %        .24 %
      Real estate -- construction................................ (.01)        .18
      Real estate -- commercial.................................. (.06)        (.07)
      Real estate -- residential................................. .02          .01
      Home equity................................................ .15          (.04)
      Consumer................................................... .59          .24
      Credit card................................................ 4.06         3.35
      Total net charge-offs to average loans..................... .40 %        .33 %

      TABLE 5: NONPERFORMING ASSETS

                                             MARCH 31     December 31     March 31
                  (In Millions)                1996           1995          1995
      ----------------------------------------------------------------------------
      Commercial:
        Nonaccrual..........................  $  73.7        $ 75.0        $  68.8
        Restructured........................       .1            .1             .1
                                             ---------    ------------    ---------
          Total commercial..................     73.8          75.1           68.9
      Real estate related:
        Nonaccrual..........................     42.6          50.3           46.8
        Restructured........................      6.3           4.1            4.3
                                             ---------    ------------    ---------
          Total real estate related.........     48.9          54.4           51.1
                                             ---------    ------------    ---------
          Total nonperforming loans.........    122.7         129.5          120.0
      Other real estate owned (OREO)........     13.4           9.0           17.7
                                             ---------    ------------    ---------
      Nonperforming assets..................  $ 136.1        $138.5        $ 137.7
                                             ==========   =============   ==========
      Loans 90 days past-due accruing
        interest............................  $  47.8        $ 38.6        $  37.1
                                             ==========   =============   ==========

      TABLE 6: CAPITAL AND CAPITAL/ASSET RATIOS

                                        MARCH 31, 1996            Dec 31, 1995            March 31, 1995
             (In Millions)            AMOUNT       RATIO       Amount       Ratio       Amount       Ratio
      ----------------------------------------------------------------------------
      Total equity1..............    $2,964.2       8.44 %    $2,921.0       8.07 %    $2,673.9       8.19 %
      Common equity1.............     2,789.8       7.91       2,735.6       7.56       2,487.8       7.61
      Tangible common equity2....     2,344.4       6.73       2,297.3       6.42       2,106.8       6.52
      Tier 1 capital3............     2,621.7       9.33       2,544.7       8.54       2,432.3       8.95
      Total risk-based
        capital4.................     4,130.9      14.70       3,913.1      13.13       3,308.2      12.18
      Leverage ratio5............     2,621.7       7.58       2,544.7       7.37       2,432.3       7.59

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

including Integra Financial Corporation. The notional amount of interest-rate caps, floors, and corridors increased by $490 million and were primarily used to reduce the risk of mortgage servicing rights. The net unrealized losses in the derivative portfolio were $25 million at March 31, 1996, compared to unrealized gains of $115 million at December 31, 1995.

FEES AND OTHER INCOME
     Fee income was $236.4 million for the quarter ended March 31, 1996 versus $207.9 million for the first quarter of 1995. The increase in fee income was due primarily to increased brokerage revenue, credit card fees and item processing volume.
     Effective January 1, 1996, the Corporation adopted SFAS 122, "Accounting for Mortgage Servicing Rights." The adoption of this statement has a positive effect on mortgage banking revenue and net income due to the deferral and amortization of costs associated with originated mortgage servicing rights.
     There was no significant nonrecurring income in the first quarter of 1996. The first quarter of 1995 included $7.1 million gains on the sale of mortgage servicing.

NONINTEREST EXPENSE
     Noninterest expense was $368.0 million for the quarter ended March 31, 1996, up 6% from $347.4 million a year ago. Half of the increase was due to acquisitions. FDIC expenses declined in the first quarter of 1996 versus a year ago due to a reduction in the assessment rate. There were no significant unusual expenses in the first quarters of 1996 and 1995.
     The efficiency ratio, defined as noninterest expense as a percentage of fee income plus fully-taxable net interest income, was
63.41% for the first quarter 1996 compared with 64.90% a year ago.
     The overhead ratio, defined as noninterest expenses less fee income as a percentage of fully-taxable net interest income, was 38.25% for the first quarter 1996 compared with 42.62% a year ago.
     Table 3 shows full-time equivalent staff and the efficiency and overhead ratios within the Corporation's major units.
     Total staff at March 31, 1996 increased from a year ago due mainly to business growth and acquisitions.

ASSET QUALITY
     The allowance for loan losses was $492.8 million at March 31, 1996 representing 1.86% of loans outstanding at quarter-end. This loan loss reserve ratio compared with 1.87% at year-end 1995 and 1.97% at March 31, 1995.
     The provision for loan losses of $28.0 million for the first quar-ter increased from $22.6 million in the first quarter of 1995.
     Net charge-offs for the first quarter of 1996 were $25.9 million compared with $19.0 million for the first three months of 1995.
     Table 4 shows net charge-offs as a percentage of average loans by portfolio type.
     Table 5 summarizes nonperforming assets and related data.
     Nonperforming assets of $136.1 million at March 31, 1996 declined slightly from the fourth quarter 1995.
     Nonperforming assets as a percentage of loans and OREO were .51% at March 31, 1996 compared with .57% a year ago and .53% at December 31, 1995.

CAPITAL
     Table 6 reflects various measures of capital at quarter-end. Book value per common share at March 31, 1996 was $19.06 compared with $16.97 at March 31, 1995 and $18.80 at December 31, 1995. The book value per common share at March 31, 1996, December 31, 1995, and March 31, 1995 included
$.40, $.63, and $(.07), respectively, related to the market value appreciation/(depreciation) of securities available for sale.

                      (This page left intentionally blank)

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

               (Dollars In Millions)                                  Daily Average Balance
- ----------------------------------------------------------------------------------------------------------
                                                        1996                        1995
                                                       -------    ----------------------------------------
                                                        FIRST     Fourth      Third     Second      First
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $10,714    $10,690    $10,430    $10,141    $ 9,528
    Real estate mortgage............................     7,413      7,483      7,484      6,959      6,817
    Consumer........................................     7,879      7,621      7,722      7,404      7,136
                                                       -------    -------    -------    -------    -------
      Total loans...................................    26,006     25,794     25,636     24,504     23,481
  Securities:
    Taxable.........................................     3,906      3,963      4,554      4,344      3,805
    Tax-exempt......................................       540        570        601        637        656
                                                       -------    -------    -------    -------    -------
      Total securities..............................     4,446      4,533      5,155      4,981      4,461
  Federal funds sold................................       112         81         78         85         74
  Security resale agreements........................       315        458        271        402        485
  Eurodollar time deposits in banks.................         9         --          7         --         --
  Short-term money market investments...............        99        106        104        102        111
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    30,987     30,972     31,251     30,074     28,612
Market value appreciation (depreciation) of
  securities
  available for sale................................       141         96         57         10        (56)
Allowance for loan losses...........................      (491)      (501)      (496)      (482)      (477)
Cash and demand balances due from banks.............     2,192      2,178      2,049      2,048      2,017
Properties and equipment............................       427        427        423        397        395
Customers' acceptance liability.....................        66         65         86        106        106
Accrued income and other assets.....................     1,538      1,578      1,467      1,368      1,426
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $34,860    $34,815    $34,837    $33,521    $32,023
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings and NOW accounts..........................   $ 4,108    $ 4,241    $ 4,342    $ 4,348    $ 4,543
  Insured money market accounts.....................     5,199      5,020      4,842      4,759      4,762
  Time deposits of individuals......................     8,998      9,007      8,926      8,632      8,040
  Other time deposits...............................       467        523        514        517        480
  Deposits in overseas offices......................       792        707      1,191      1,645      1,931
  Federal funds borrowed............................     1,371      1,424      1,335      1,408      1,133
  Security repurchase agreements....................     1,912      1,745      1,724      1,494      1,199
  Borrowed funds....................................     2,292      2,318      2,590      1,969      1,411
  Corporate long-term debt..........................     1,297      1,215      1,154        848        743
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    26,436     26,200     26,618     25,620     24,242

  Non-interest bearing deposits.....................     4,795      4,941      4,738      4,632      4,610
  Acceptances outstanding...........................        66         65         86        106        106
  Accrued expenses and other liabilities............       626        735        587        498        459
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    31,923     31,941     32,029     30,856     29,417
      Stockholders' equity..........................     2,937      2,874      2,808      2,665      2,606
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $34,860    $34,815    $34,837    $33,521    $32,023
                                                       =======    =======    =======    =======    =======
      Net interest income.................................................................................
      Interest spread.....................................................................................
      Contribution of non-interest bearing sources of funds...............................................
      Net interest margin.................................................................................



               (Dollars In Millions)                                            Quarterly Interest
- -----------------------------------------------------         -------------------------------------------------------
                                                               1996                          1995
                                                              -------     -------------------------------------------
                                                               FIRST      Fourth       Third      Second       First
                                                              QUARTER     Quarter     Quarter     Quarter     Quarter
                                                              -------     -------     -------     -------     -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................        $223.8      $227.0      $224.2      $215.8      $201.7
    Real estate mortgage............................         151.6       154.0       155.5       144.4       137.8
    Consumer........................................         195.3       189.4       200.2       189.3       174.7
                                                           -------     -------     -------     -------     -------
      Total loans...................................         570.7       570.4       579.9       549.5       514.2
  Securities:
    Taxable.........................................          62.3        62.6        68.5        68.0        57.1
    Tax-exempt......................................          10.8        11.0        12.3        13.3        14.0
                                                           -------     -------     -------     -------     -------
      Total securities..............................          73.1        73.6        80.8        81.3        71.1
  Federal funds sold................................           1.6         1.2         1.1         1.3         1.1
  Security resale agreements........................           4.4         6.7         4.0         6.3         6.8
  Eurodollar time deposits in banks.................            .1          --          .1          --          --
  Short-term money market investments...............            .7         1.2         1.5          .8         1.4
                                                           -------     -------     -------     -------     -------
      Total earning assets/
         Total interest income/rates................        $650.6      $653.1      $667.4      $639.2      $594.6
Market value appreciation (depreciation) of
  securities
  available for sale................................
Allowance for loan losses...........................
Cash and demand balances due from banks.............
Properties and equipment............................
Customers' acceptance liability.....................
Accrued income and other assets.....................

      Total assets..................................

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings and NOW accounts..........................        $ 27.7      $ 28.4      $ 29.2      $ 29.4      $ 30.3
  Insured money market accounts.....................          36.4        36.4        34.8        33.1        31.7
  Time deposits of individuals......................         127.9       132.6       131.3       125.7       108.7
  Other time deposits...............................           6.1         7.1         7.1         7.1         6.3
  Deposits in overseas offices......................          10.3         9.8        17.1        24.6        27.7
  Federal funds borrowed............................          22.1        25.5        23.3        19.8        14.3
  Security repurchase agreements....................          22.9        23.2        22.5        20.2        14.8
  Borrowed funds....................................          31.7        33.7        38.1        28.4        20.0
  Corporate long-term debt..........................          21.5        21.0        20.2        15.1        13.4
                                                           -------     -------     -------     -------     -------
      Total interest bearing liabilities/
         Total interest expense/rates...............         306.6       317.7       323.6       303.4       267.2
                                                           -------     -------     -------     -------     -------
  Non-interest bearing deposits.....................
  Acceptances outstanding...........................
  Accrued expenses and other liabilities............

      Total liabilities.............................
      Stockholders' equity..........................

      Total liabilities and stockholders' equity....        $344.0      $335.4      $343.8      $335.8      $327.4
                                                           =======     =======     =======     =======     =======
      Net interest income.........................................................................................
      Interest spread.............................................................................................
      Contribution of non-interest bearing sources of funds.......................................................
      Net interest margin.........................................................................................



               (Dollars In Millions)
- -----------------------------------------------------                            Average Annualized Rate
                                                                 -------------------------------------------------------
                                                                  1996                          1995
                                                                 -------     -------------------------------------------
                                                                  FIRST      Fourth       Third      Second       First
                                                                 QUARTER     Quarter     Quarter     Quarter     Quarter
                                                                 -------     -------     -------     -------     -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................                 8.40%       8.43%       8.53%       8.54%       8.58%
    Real estate mortgage............................                 8.18        8.23        8.31        8.30        8.09
    Consumer........................................                 9.96        9.87       10.31       10.24        9.88

      Total loans...................................                 8.81        8.80        9.00        8.99        8.83
  Securities:
    Taxable.........................................                 6.39        6.31        6.00        6.27        6.02
    Tax-exempt......................................                 8.01        7.72        8.14        8.32        8.52

      Total securities..............................                 6.59        6.49        6.25        6.53        6.39
  Federal funds sold................................                 5.57        6.12        5.67        6.14        6.14
  Security resale agreements........................                 5.68        5.82        5.89        6.29        5.72
  Eurodollar time deposits in banks.................                 5.22          --        5.89          --          --
  Short-term money market investments...............                 2.24        4.27        5.56        3.04        5.00

      Total earning assets/
         Total interest income/rates................                 8.42%       8.39%       8.50%       8.52%       8.38%
Market value appreciation (depreciation) of
  securities
  available for sale................................
Allowance for loan losses...........................
Cash and demand balances due from banks.............
Properties and equipment............................
Customers' acceptance liability.....................
Accrued income and other assets.....................

      Total assets..................................

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings and NOW accounts..........................                 2.71%       2.66%       2.67%       2.71%       2.71%
  Insured money market accounts.....................                 2.81        2.88        2.85        2.79        2.70
  Time deposits of individuals......................                 5.72        5.84        5.84        5.84        5.48
  Other time deposits...............................                 5.21        5.47        5.50        5.50        5.25
  Deposits in overseas offices......................                 5.21        5.51        5.71        5.99        5.81
  Federal funds borrowed............................                 6.49        7.06        6.92        5.66        5.12
  Security repurchase agreements....................                 4.84        5.27        5.20        5.45        5.04
  Borrowed funds....................................                 5.54        5.77        5.84        5.78        5.74
  Corporate long-term debt..........................                 6.68        6.86        6.94        7.14        7.30

      Total interest bearing liabilities/
         Total interest expense/rates...............                4.66%       4.81%       4.83%       4.75%       4.42%
  Non-interest bearing deposits.....................
  Acceptances outstanding...........................
  Accrued expenses and other liabilities............

      Total liabilities.............................
      Stockholders' equity..........................

      Total liabilities and stockholders' equity....

      Net interest income.....................................
      Interest spread.........................................      3.76%       3.58%       3.67%       3.77%       3.91%
      Contribution of non-interest bearing sources of funds...       .68         .74         .72         .70         .68
                                                                 -------     -------     -------     -------     -------
      Net interest margin.....................................      4.44%       4.32%       4.39%       4.47%       4.59%
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

     National City Bank
     Corporate Trust Operations
     Dividend Reinvestment Plan
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

DEBT RATINGS

                                               MOODY'S           STANDARD        DUFF &         THOMSON
                                          INVESTORS SERVICE      & POOR'S        PHELPS        BANKWATCH
- ---------------------------------------------------------------------------------------------------------
National City Corporation                                                                         A/B
  Commercial paper (short-term debt)....         P-1                A-1           D-1+           TBW1
  Senior debt...........................          A1                 A             AA-
  Subordinated debt.....................          A2                A-             A+              A
  Preferred stock.......................         "a1"              BBB+             A
Bank Subsidiaries:*
  Certificates of deposit...............         Aa3                A+             AA
  Subordinated bank notes...............          A1                 A             AA-            A+

* Includes the following subsidiaries:
  National City Bank, Cleveland
  National City Bank of Columbus
  National City Bank of Kentucky
  National City Bank of Indiana
  National City Bank, Northeast (Akron)
  National City Bank of Dayton
  National City Bank, Northwest (Toledo)

     Duff & Phelps ratings for certificates of deposit apply only to the banks in Cleveland, Columbus, Kentucky and Indiana. Duff & Phelps subordinated bank note ratings apply only to the banking subsidiaries in Cleveland and Columbus.

                                    [LOGO]



                          FORM 10-Q -- MARCH 31, 1996

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: May 1, 1996

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

[LOGO]


                                                     Bulk Rate
National City Center                                U.S. Postage
1900 East Ninth Street                                  PAID
Cleveland, Ohio 44114- 3484                        National City
                                                    Corporation