Form 10-Q
period 1996-06-30
NATIONAL CITY CORP
filed 1996-07-31
CIK 69970

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

        Indicate the number shares outstanding of each of the issuer's classes of Common Stock as of July 25, 1996

                Common stock, $4.00 Par Value -- 221,828,496

                       [NATIONAL CITY CORPORATION LOGO]

                          QUARTER ENDED JUNE 30, 1996

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996
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
PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
    Refer to Reports on Form 8-K below and Note 9 on page 10.
Submission of Matters to a Vote of Security Holders (Item 4)
    On April 22, 1996, at the Annual Meeting of Stockholders of the Registrant,
     stockholders took the following actions:
    1. Adopted the Agreement and Plan of Merger dated August 27, 1995, by and between
       National City Corporation and Integra Financial Corporation: 104,524,202 votes cast for, 3,926,545 votes cast against, 1,356,592 votes withheld;
    2. Elected as directors all nominees designated in the proxy statement of March 15,
       1996, as follows:

                                                  NUMBER OF VOTES
                                            ---------------------------
                                                FOR           WITHHELD
                                            ------------      ---------
             Sandra H. Austin.............   119,806,859        908,606
             Charles H. Bowman............   119,766,120        949,344
             Edward B. Brandon............   119,716,176        999,288
             John G. Breen................   120,004,297        711,168
             Duane Collins................   119,980,067        735,397
             David A. Daberko.............   119,738,082        977,382
             Daniel E. Evans..............   119,925,007        790,457
             Otto N. Frenzel III..........   119,679,871      1,035,594
             Bernadine P. Healy, M.D......   119,900,020        815,444
             Joseph H. Lemieux............   114,763,680      5,951,785
             W. Bruce Lunsford............   120,014,656        700,809
             A. Stevens Miles.............   119,701,814      1,013,650
             William R. Robertson.........   119,769,105        946,359
             Stephen A. Stitle............   119,980,210        735,255
             Morry Weiss..................   114,849,465      5,865,999
    3. Approved an amendment of the National City Corporation 1993 Stock Option Plan:
       98,862,330 votes cast for, 19,674,788 votes cast against, 2,178,346 votes withheld;
    4. Approved the selection of independent auditors for 1996: 119,452,607 votes cast for,
       458,135 votes cast against, 804,721 votes withheld;
    5. On April 24, 1996, at the Special Meeting of Shareholders of Integra Financial
       Corporation, shareholders approved the Agreement and Plan of Merger dated August 27,
       1995, by and between National City Corporation and Integra Financial Corporation:
       24,291,488 votes cast for, 145,875 votes cast against, 75,961 votes withheld.
Exhibits and Reports on Form 8-K (Item 6)
    Exhibit 27:
    Financial Data Schedule
    Reports on Form 8-K....................................................................      19
Signature..................................................................................      19

FINANCIAL HIGHLIGHTS

                                    Three Months Ended                       Six Months Ended
                                          June 30                                June 30
- ------------------------------------------------------------------------------------------------------------
                                                               Percent                                Percent
                                   1996            1995        Change      1996           1995        Change
EARNINGS (IN THOUSANDS):
- ------------------------
Net interest income -- fully
  taxable equivalent..........     $494,684        $462,673        7%      $975,501       $916,102        6%
Provision for loan losses.....       37,353          27,577       35         69,392         54,167       28
Fees and other income.........      282,083         251,428       12        550,830        496,745       11
Security gains................       68,617           4,724       --         81,352          9,781       --
Noninterest expense*..........      468,836         469,857       --        930,926        924,859        1
Net income....................      182,832         152,522       20        359,696        303,447       19
Net income applicable to
  common stock................      182,293         148,800       23        355,668        296,005       20

PERFORMANCE RATIOS:
- -------------------
Net interest margin...........         4.45%           4.28%                   4.41%          4.33%
Return on average assets......         1.51            1.28                    1.48           1.30
Return on average common
  equity......................        18.12           17.23                   17.97          17.61
Return on average total
  equity......................        17.94           16.76                   17.66          17.11

PER SHARE MEASURES:
- -------------------
Fully diluted net income per
  common share................          .81             .69       17           1.60           1.36       18
Dividends paid per common
  share.......................          .36             .32       13            .72            .64       13
Book value per common share...                                                18.60          17.07        9
Market value per share (close):
    Common....................                                                35.13          29.38       20
    Preferred.................                                                   --          70.50       --
Average shares -- fully
  diluted.....................  225,104,350     222,520,661        1    224,628,843    223,138,965        1

AVERAGE BALANCES
- ----------------
  (IN MILLIONS):
  --------------
Assets........................      $48,777         $47,756        2%       $48,852        $46,845        4%
Loans.........................       34,871          32,346        8         34,592         31,807        9
Securities....................        8,795          10,481      (16)         9,029         10,094      (11)
Earning assets................       44,273          43,644        1         44,242         42,722        4
Deposits......................       34,793          34,762       --         34,724         34,655       --
Common stockholders' equity...        4,047           3,464       17          3,980          3,390       17
Total stockholders' equity....        4,098           3,650       12          4,095          3,576       15

AT PERIOD END:
- --------------
Total equity to assets
  ratio.......................                                                 8.44%          7.65%
Tier 1 capital ratio..........                                                10.13           9.40
Total risk-based capital
  ratio.......................                                                15.00          12.87
Leverage ratio................                                                 7.85           7.21
Common shares outstanding.....                                          221,533,760    210,540,756        5%
Full-time equivalent
  employees...................                                               26,312         25,758        2

ASSET QUALITY:
- --------------
Net charge-offs to loans
  (annualized)................          .40%            .34%                    .38%           .35%
Loan loss reserve to loans....                                                 2.02           2.15
Nonperforming assets to loans
  & OREO......................                                                  .54            .67

Note: All previously reported amounts, except for dividends paid per share and market value per share, have been restated to reflect the pooling-of-interests transaction with Integra Financial Corporation which closed May 3, 1996.

*Excluding merger-related charges of $71.3 million in the second quarter of 1996 and $74.7 million for the first half of 1996.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended        Six Months Ended
(In Thousands Except Per Share Amounts)                 June 30                  June 30
- ------------------------------------------------------------------------------------------------
                                                    1996       1995         1996         1995
INTEREST INCOME
  Loans:
     Taxable...................................... $761,028  $716,037    $1,510,077   $1,390,782
     Exempt from Federal income taxes.............    4,127     6,750         7,877       13,378
  Securities:
     Taxable......................................  129,443   147,924       263,190      281,466
     Exempt from Federal income taxes.............   17,152    18,874        34,680       37,274
  Federal funds sold and security resale
     agreements...................................    6,521     7,829        13,182       16,290
  Eurodollar time deposits in banks...............      836        --           953           --
  Other short-term investments....................      314     4,386         1,435        7,871
                                                   --------  --------    ----------   ----------
       Total interest income......................  919,421   901,800     1,831,394    1,747,061
INTEREST EXPENSE
  Deposits........................................  297,596   318,028       602,094      614,363
  Federal funds borrowed and security repurchase
     agreements...................................   43,789    43,126        86,096       75,017
  Borrowed funds..................................   63,482    64,906       128,119      117,522
  Corporate long-term debt........................   24,696    18,856        50,005       35,999
                                                   --------  --------    ----------   ----------
       Total interest expense.....................  429,563   444,916       866,314      842,901
                                                   --------  --------    ----------   ----------
NET INTEREST INCOME...............................  489,858   456,884       965,080      904,160
PROVISION FOR LOAN LOSSES.........................   37,353    27,577        69,392       54,167
                                                   --------  --------    ----------   ----------
       Net interest income after provision
          for loan losses.........................  452,505   429,307       895,688      849,993
NONINTEREST INCOME
  Item processing revenue.........................   88,719    82,074       169,025      157,800
  Service charges on deposit accounts.............   52,677    47,910       104,035       94,293
  Trust fees......................................   44,157    40,871        87,558       82,244
  Credit card fees................................   32,011    20,881        60,692       40,026
  Mortgage banking revenue........................   26,951    21,059        54,152       49,829
  Brokerage revenue...............................   11,190     5,592        23,783       10,229
  Other...........................................   26,378    33,041        51,585       62,324
                                                   --------  --------    ----------   ----------
       Total fees and other income................  282,083   251,428       550,830      496,745
  Security gains..................................   68,617     4,724        81,352        9,781
                                                   --------  --------    ----------   ----------
       Total noninterest income...................  350,700   256,152       632,182      506,526
NONINTEREST EXPENSE
  Salaries and employee benefits..................  229,535   215,259       451,968      430,591
  Equipment.......................................   33,067    31,957        65,747       63,280
  Net occupancy...................................   30,073    30,666        63,391       61,464
  Assessments and taxes...........................   11,443    28,609        23,422       56,374
  Merger-related charges..........................   71,339        --        74,745           --
  Other...........................................  164,718   163,366       326,398      313,150
                                                   --------  --------    ----------   ----------
       Total noninterest expense..................  540,175   469,857     1,005,671      924,859
                                                   --------  --------    ----------   ----------
Income before income taxes........................  263,030   215,602       522,199      431,660
Income tax expense................................   80,198    63,080       162,503      128,213
                                                   --------  --------    ----------   ----------
NET INCOME........................................ $182,832  $152,522    $  359,696   $  303,447
                                                   ========  ========    ==========   ==========
NET INCOME APPLICABLE TO COMMON STOCK............. $182,293  $148,800    $  355,668   $  296,005
                                                   ========  ========    ==========   ==========
NET INCOME PER COMMON SHARE
  Primary.........................................     $.82      $.70         $1.62        $1.38
  Fully Diluted...................................      .81       .69          1.60         1.36
AVERAGE COMMON SHARES OUTSTANDING
  Primary.........................................  222,734   213,574       219,140      214,193
  Fully Diluted...................................  225,104   222,521       224,629      223,139

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
- --------------------------------------------------------------------------------

                                                         JUNE 30       December 31       June 30
                                                          1996            1995            1995
ASSETS
  Loans:
     Commercial....................................    $11,145,676     $11,271,410     $10,919,468
     International.................................         65,624         58,285           47,453
     Real estate construction......................        657,475        712,524          622,957
     Lease financing...............................        384,726        357,883          291,180
     Real estate mortgage -- nonresidential........      3,483,329      3,332,164        3,332,595
     Real estate mortgage -- residential...........      7,237,002      7,187,070        6,688,257
     Mortgage loans held for sale..................        259,444        314,350          339,018
     Home equity...................................      1,624,924      1,558,070        1,478,253
     Consumer......................................      8,758,564      8,148,886        7,559,377
     Credit card...................................      1,506,123      1,525,184        1,735,025
                                                       -----------     -----------     -----------
          Total loans..............................     35,122,887     34,465,826       33,013,583
          Allowance for loan losses................        709,055        705,846          710,428
                                                       -----------     -----------     -----------
          Net loans................................     34,413,832     33,759,980       32,303,155
  Securities held to maturity (market value
     $3,427,411)...................................             --             --        3,400,921
  Securities available for sale, at market.........      8,561,475     10,344,988        7,620,545
  Federal funds sold and security resale
     agreements....................................        473,426        734,564          591,505
  Trading account assets...........................         21,641         23,715           52,010
  Other short-term money market investments........         22,276        105,993          202,348
  Cash and demand balances due from banks..........      2,612,981      2,995,905        2,645,681
  Properties and equipment.........................        587,905        593,506          570,667
  Customers' acceptance liability..................         73,537         66,169          100,181
  Accrued income and other assets..................      2,038,696      1,917,025        1,885,126
                                                       -----------     -----------     -----------
          TOTAL ASSETS.............................    $48,805,769     $50,541,845     $49,372,139
                                                       ============    =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............    $ 6,332,820     $6,993,221      $ 6,302,602
  NOW and money market accounts....................      9,054,050      9,035,259        8,425,506
  Savings accounts.................................      4,239,508      4,198,518        4,414,771
  Time deposits of individuals.....................     13,718,731     14,147,551       13,840,893
  Other time deposits..............................        598,810        488,595          493,592
  Deposits in overseas offices.....................        752,369        717,823        1,237,965
                                                       -----------     -----------     -----------
          Total deposits...........................     34,696,288     35,580,967       34,715,329
  Federal funds borrowed and security repurchase
     agreements....................................      3,450,698      4,263,873        3,033,024
  Borrowed funds...................................      4,025,287      4,208,205        5,630,506
  Acceptances outstanding..........................         73,537         66,169          100,181
  Accrued expenses and other liabilities...........        923,569        943,803          921,736
  Corporate long-term debt.........................      1,515,093      1,414,982        1,192,774
                                                       -----------     -----------     -----------
          TOTAL LIABILITIES........................     44,684,472     46,477,999       45,593,550
Stockholders' Equity:
  Preferred stock..................................             --        185,400          186,040
  Common stock.....................................      4,121,297      3,878,446        3,592,549
                                                       -----------     -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY...............      4,121,297      4,063,846        3,778,589
                                                       -----------     -----------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................    $48,805,769     $50,541,845     $49,372,139
                                                       ============    =============   ============

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                Six Months Ended June 30
- ------------------------------------------------------------------------------------------------
                                                                        1996            1995
OPERATING ACTIVITIES
  Net income.....................................................    $   359,696     $   303,447
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses.................................         69,392          54,167
       Depreciation and amortization of goodwill and
          intangibles............................................         79,312          74,428
       Security gains............................................        (81,352)         (9,781)
       Net (increase) decrease in trading account assets.........          2,074         (44,070)
       Other gains, net..........................................         (6,164)         (1,648)
       Originations and purchases of mortgage loans held for
          sale...................................................     (1,192,277)       (572,960)
       Proceeds from the sale of mortgage loans held for sale....      1,251,363         347,205
       (Increase) in interest receivable.........................        (63,555)        (51,862)
       Increase in interest payable..............................         37,655         115,812
       Decrease in other assets..................................         13,689           5,433
       Increase (decrease) in other liabilities..................        (57,942)         10,561
                                                                     -----------     -----------
          Net Cash Provided by Operating Activities..............        411,891         230,732
LENDING AND INVESTING ACTIVITIES
  Net decrease in short-term investments.........................        344,855          21,121
  Purchases of securities........................................     (1,405,546)     (4,234,546)
  Proceeds from sales of securities..............................      2,357,181       3,050,435
  Proceeds from maturities and prepayments of securities.........        633,528         488,985
  Net (increase) in loans........................................       (782,330)     (1,855,515)
  Net (increase) in properties and equipment.....................        (41,458)        (51,872)
  Acquisitions...................................................             --         (38,115)
                                                                     -----------     -----------
          Net Cash Provided (Used) by Lending and Investing
            Activities...........................................      1,106,230      (2,619,507)
DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in Federal funds borrowed and security
     repurchase agreements.......................................       (813,175)        171,238
  Net increase (decrease) in borrowed funds......................       (182,918)      2,246,045
  Net (decrease) in demand, savings, NOW, money market accounts,
     and deposits in overseas offices............................       (566,074)     (1,566,460)
  Net increase (decrease) in time deposits.......................       (318,605)      1,366,353
  Proceeds from issuance of long-term debt, net..................        199,144         248,085
  Repayment of long-term debt....................................       (100,184)           (366)
  Dividends paid, net of tax benefit of ESOP shares..............       (148,142)       (132,842)
  Issuances of common stock......................................         26,687          20,022
  Repurchase of common and preferred stock.......................             --        (152,190)
  ESOP trust repayment...........................................          2,222           4,072
                                                                     -----------     -----------
          Net Cash Provided (Used) by Deposit and Financing
            Activities...........................................     (1,901,045)      2,203,957
                                                                     -----------     -----------
  Net (Decrease) in Cash and Cash Equivalents....................       (382,924)       (184,818)
  Cash and Cash Equivalents, January 1...........................      2,995,905       2,830,499
                                                                     -----------     -----------
  Cash and Cash Equivalents, June 30.............................    $ 2,612,981     $ 2,645,681
                                                                     ============    ============
SUPPLEMENTAL DISCLOSURES
  Interest paid..................................................    $   911,951     $   727,688
  Income taxes paid..............................................        162,994          76,082
  Shares issued in purchase acquisitions.........................             --          46,206

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     Unallocated
                                                                                                       Shares
(Dollars in Thousands Except Per              Preferred       Common       Capital      Retained       Held by
Share Amounts)                                  Stock         Stock        Surplus      Earnings      ESOP Trust       Total
- -------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1995, as restated.......    $187,540      $852,835      $291,091    $2,137,202      $ (9,018)     $3,459,650
  Net income...............................                                               303,447                       303,447
  Common dividends of National City, $.64
    per share..............................                                               (94,619)                      (94,619)
  Common dividends of Integra, prior to
    merger, $.95 per Integra share.........                                               (31,101)                      (31,101)
  Preferred dividends paid, $2.00 per
    depositary share.......................                                                (7,472)                       (7,472)
  Issuance of 1,110,081 common shares under
    corporate stock and dividend
    reinvestment plans.....................                     4,446        15,576                                      20,022
  Issuance of 1,785,726 common shares
    pursuant to acquisition................                     7,143        39,063                                      46,206
  Purchase of 5,563,822 common shares and
    30,000 depositary shares of preferred
    stock..................................      (1,500)      (22,261)      (13,546)     (114,883)                     (152,190)
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                   350         4,072           4,422
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                               230,224                       230,224
                                             ----------    ----------    ----------  ------------   -----------    ------------
Balance June 30, 1995......................    $186,040      $842,163      $332,184    $2,423,148      $ (4,946)     $3,778,589
                                             ==========    ==========    ==========  ============   ===========    ============
Balance January 1, 1996, as restated.......    $185,400      $846,284      $399,813    $2,635,090      $ (2,741)     $4,063,846
  Net income...............................                                               359,696                       359,696
  Common dividends of National City, $.72
    per share..............................                                              (105,780)                     (105,780)
  Common dividends of Integra, prior to
    merger, $1.08 per Integra share........                                               (36,009)                      (36,009)
  Preferred dividends paid, $2.00 per
    depositary share.......................                                                (6,458)                       (6,458)
  Issuance of 1,123,023 common shares under
    corporate stock and dividend
    reinvestment plans.....................                     4,493        22,194                                      26,687
  Conversion of 3,708,000 depositary shares
    of preferred stock to 8,839,650 common
    shares.................................    (185,400)       35,359       150,041                                           0
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                   105         2,222           2,327
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                              (183,012)                     (183,012)
                                             ----------    ----------    ----------  ------------   -----------    ------------
Balance June 30, 1996......................    $      0      $886,136      $572,048    $2,663,632      $   (519)     $4,121,297
                                             ==========    ==========    ==========  ============   ===========    ============


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

3. ACQUISITIONS

    On May 3, 1996, National City Corporation acquired Integra Financial Corporation (Integra), a $14 billion bank holding company headquartered in Pittsburgh, Pennsylvania in a transaction accounted for as a pooling-of-interests. National City issued 66.6 million shares of common stock to the shareholders of Integra based upon an exchange ratio of two shares of National City common stock for each outstanding share of Integra common stock. The historical consolidated financial statements have been restated to reflect this transaction.
    Net income and net income per common share (primary) for National City and Integra prior to restatement are as follows:

                            THREE MONTHS     SIX MONTHS
                                ENDED           ENDED
                            JUNE 30, 1995   JUNE 30, 1995
                            -------------   -------------
Net income
  National City............   $ 112,530       $ 223,561
  Integra..................      39,992          80,146
  Conforming accounting
    adjustment.............          --            (260)
                            -------------   -------------
      Combined.............   $ 152,522       $ 303,447
                            ===========     ===========
Net income per common share
  National City............       $ .74           $1.46
  Integra..................        1.21            2.43
      Combined.............         .70            1.38

    The 1995 net income for Integra has been adjusted by $.26 million from amounts originally reported in order to conform the timing of Integra's adoption of SFAS No. 122, Accounting for Mortgage Servicing Rights, to that of National City's.

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

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

                                           Six Months Ended
                                                June 30
                                          -------------------
(In Thousands)                              1996       1995
- -------------------------------------------------------------
Balance at beginning of year............. $705,846   $706,452
Provision................................   69,392     54,167
Reserves acquired (sold).................     (546)     4,466
Charge-offs:
  Commercial.............................   32,107     20,879
  Real estate -- construction............       56      3,295
  Real estate -- commercial..............      696     18,164
  Real estate -- residential.............    2,006      1,207
  Home equity............................    1,350      1,868
  Consumer...............................   38,253     23,256
  Credit card............................   32,023     31,797
                                          --------   --------
  Total charge-offs......................  106,491    100,466
Recoveries:
  Commercial.............................   13,781     15,558
  Real estate -- construction............      852      1,660
  Real estate -- commercial..............    1,828      6,603
  Real estate -- residential.............      210        339
  Home equity............................      486        887
  Consumer...............................   17,195     14,221
  Credit card............................    6,502      6,541
                                          --------   --------
  Total recoveries.......................   40,854     45,809
                                          --------   --------
Net charge-offs..........................   65,637     54,657
                                          --------   --------
Balance at end of period................. $709,055   $710,428
                                          =========  =========

    The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective and it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.
    Table 5 on page 13 provides detail regarding nonperforming loans. At June 30, 1996, and December 31, 1995, loans that were considered to be impaired under SFAS No. 114 totalled $37.4 million, and $42.8 million, respectively. All impaired loans are included in nonperforming assets. The related allowance allocated to these loans was $21.6 million and $20.0 million, respec-tively. The contractual interest due and actual interest recorded on nonperforming assets, for the six months ended June 30, 1996 was $10.2 million and $3.7 million, respectively.

6. SECURITIES

    The following is a summary of securities held to maturity and available for sale:

                                  JUNE 30, 1996
                 ------------------------------------------------
                 AMORTIZED   UNREALIZED  UNREALIZED      MARKET
(In Thousands)      COST       GAINS       LOSSES        VALUE
- -----------------------------------------------------------------
AVAILABLE FOR
  SALE:
U.S. Treasury
  and Federal
  agency
  debentures.... $2,106,271   $  4,788   $ (48,627 )   $2,062,432
Mortgage-backed
  securities....  4,437,928     13,578     (88,164 )    4,363,342
States and
  political
 subdivisions...    355,861     15,370      (3,537 )      367,694
Other...........  1,640,475    144,963     (17,431 )    1,768,007
                 ----------  ----------  ----------    ----------
  Total
   securities... $8,540,535   $178,699   $(157,759 )   $8,561,475
                 ==========  ==========  ==========    ==========

                                 June 30, 1995
               -------------------------------------------------
                Amortized   Unrealized  Unrealized     Market
(In Thousands)    Cost        Gains      Losses         Value
- ----------------------------------------------------------------
Held to
  Maturity:
U.S. Treasury
  and Federal
  agency
  debentures... $ 1,108,753  $  7,495   $  (1,715)   $ 1,114,533
Mortgage-backed
  securities...   1,266,552     8,012     (12,047)     1,262,517
States and
  political
subdivisions...     499,608    22,264      (4,257)       517,615
Other..........     526,008     7,362        (624)       532,746
                -----------  --------   ---------    -----------
  Total held to
    maturity...   3,400,921    45,133     (18,643)     3,427,411
Available for
  Sale:
U.S. Treasury
  and Federal
  agency
  debentures...   2,023,618    13,632     (20,428)     2,016,822
Mortgage-backed
  securities...   4,418,705    23,030     (54,458)     4,387,277
States and
  political
  subdivisions.      33,678       496         (26)        34,148
Other..........   1,039,562   167,624     (24,888)     1,182,298
                -----------  --------   ---------    -----------
  Total
    available
    for sale...   7,515,563   204,782     (99,800)     7,620,545
                -----------  --------   ---------    -----------
  Total
  securities... $10,916,484  $249,915   $(118,443)   $11,047,956
                ===========  ========   =========    ===========

    For the six months ended June 30, 1996 and 1995, gross gains of $88.7 million and $31.5 million, and gross losses of $7.3 million and $21.7 million were realized, respectively.
    At June 30, 1996, the unrealized appreciation in securities available for sale included in retained earnings totalled $13.6 million, net of tax, compared to unrealized appreciation of $68.2 million, net of tax, at June 30, 1995. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to earnings.
    For the six months ended June 30, 1996 and 1995, the following represents the cash flows of the securities portfolio:

                            AVAILABLE    HELD TO
(In Thousands)               FOR SALE    MATURITY     TOTAL
- --------------------------------------------------------------
1996:
  Purchases of
    securities............. $1,405,546   $     --   $1,405,546
  Proceeds from sale of
    securities.............  2,357,181         --    2,357,181
  Proceeds from maturities
    of securities..........    633,528         --      633,528
1995:
  Purchases of
    securities............. $3,389,879   $844,667   $4,234,546
  Proceeds from sale of
    securities.............  3,050,435         --    3,050,435
  Proceeds from maturities
    of securities..........    236,022    252,963      488,985

    As of June 30, 1996, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

7. BORROWED FUNDS

                           JUNE 30       Dec. 31       June 30
(In Thousands)               1996          1995          1995
- ------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term........... $1,149,683   $  391,765    $1,474,458
Federal Home Loan Bank
  Advances................    931,700      955,461       987,634
Notes payable to Student
  Loan Marketing
  Association.............    300,000      600,000       510,000
Bank notes................    729,595      654,547       374,599
Security repurchase
  agreements..............    397,608    1,035,693     1,282,480
Military banking
  liabilities.............         --      109,401       228,136
Other.....................     62,930       77,515       161,688
                           ----------   ----------    ----------
  Bank subsidiaries.......  3,571,516    3,824,382     5,018,995
Commercial paper..........    453,728      374,017       536,691
Other.....................         43        9,806        74,820
                           ----------   ----------    ----------
  Other subsidiaries......    453,771      383,823       611,511
                           ----------   ----------    ----------
        Total............. $4,025,287   $4,208,205    $5,630,506
                           ==========   ==========    ==========

8. CORPORATE LONG-TERM DEBT

                             JUNE 30     Dec. 31     June 30
(In Thousands)                 1996        1995        1995
- ------------------------------------------------------------
8 3/8% Notes due 1996....... $       -- $   99,987  $   99,946
Floating Rate Sub. Notes due
 1997.......................     74,989     74,980      74,970
Floating Rate Notes due
 1997.......................     49,972     49,962      49,951
9 7/8% Sub. Notes due
 1999.......................     64,848     64,825      64,802
6.50% Sub. Notes due 2000...     99,798     99,777      99,753
8.50% Sub. Notes due 2002...     99,865     99,849      99,835
6 5/8% Sub. Notes due
 2004.......................    249,007    248,942     248,878
7.20% Sub. Notes due 2005...    249,744    249,727     249,734
Other.......................      2,563      2,561       3,232
                             ---------- ----------  ----------
  Total parent company......    890,786    990,610     991,101
6.50% Sub. Notes due 2003...    199,488    199,451     199,413
7.25% Sub. Notes due 2010...    222,696    222,612          --
6.30% Sub. Notes due 2011...    200,000         --          --
Other.......................      2,123      2,309       2,260
                             ---------- ----------  ----------
  Total subsidiaries........    624,307    424,372     201,673
                             ---------- ----------  ----------
        Total............... $1,515,093 $1,414,982  $1,192,774
                             ========== ==========  ==========

    A credit agreement with a group of banks, dated February 2, 1996, allows the Corporation to borrow up to $350 million until February 2, 2001. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at June 30, 1996.

9. STOCKHOLDERS' EQUITY

                           JUNE 30      Dec. 31      June 30
(Outstanding Shares)        1996         1995         1995
- --------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......          --      741,600      744,160
Common Stock, $4.00 par
  value, authorized
  350,000,000 shares.... 221,533,760  211,571,079  210,540,756

    On March 5, 1996, the Corporation called for redemption its outstanding depositary shares of the 8% Cumulative Convertible Preferred Stock, effective May 1, 1996. During the quarter, the outstanding depositary shares of the 8% Cumulative Convertible Preferred Stock converted into common stock.

10. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                      Six Months Ended
                                           June 30
                                 ---------------------------
(In Thousands)                      1996            1995
- ------------------------------------------------------------
Applicable to income exclusive
  of security transactions.....   $ 134,030       $ 127,893
Applicable to security
  transactions.................      28,473             320
                                  ---------       ---------
        Total..................   $ 162,503       $ 128,213
                                  =========       =========

    The effective tax rate was approximately 31.1% and 29.7% for the six months ended June 30, 1996 and 1995, respectively.

11. REGULATORY DIVIDENDS

    A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At June 30, 1996, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $776 million of dividends. During the first six months of 1996, dividends totalling $57 million were declared and $155 million of previously declared dividends were paid to the Parent company.






12. EARNINGS PER SHARE

    The calculation of net income per common share follows:

                                 Three Months       Six Months
                                    Ended              Ended
                                   June 30            June 30
      (In Thousands           ------------------ ------------------
Except Per Share Amounts)       1996      1995     1996      1995
- -------------------------------------------------------------------
PRIMARY:
 Net income.................. $182,832  $152,522 $359,696  $303,447
 Less preferred dividend
   requirements..............      539     3,722    4,028     7,442
                              --------  -------- --------  --------
 Net income applicable to
   common stock.............. $182,293  $148,800 $355,668  $296,005
                              ========  ======== ========  ========
 Average common shares
   outstanding...............  222,734   213,574  219,140   214,193
                              ========  ======== ========  ========
 Primary net income per
   common share..............     $.82      $.70    $1.62     $1.38
                              ========  ======== ========  ========
ASSUMING FULL DILUTION:
 Net income.................. $182,832  $152,522 $359,696  $303,447
                              ========  ======== ========  ========
 Average common shares
   outstanding...............  222,734   213,574  219,140   214,193
 Stock option adjustment.....       77        77      131        76
 Preferred stock
   adjustment................    2,293     8,870    5,358     8,870
                              --------  -------- --------  --------
 Average common shares
   outstanding, as
   adjusted..................  225,104   222,521  224,629   223,139
                              ========  ======== ========  ========
 Fully diluted net income per
   common share..............     $.81      $.69    $1.60     $1.36
                              ========  ======== ========  ========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY

     Fully diluted net income per common share was $.81 for the quarter ended June 30, 1996, an increase of 17% over the $.69 for the corresponding quarter last year. Net income for the quarter ended June 30, 1996 was $182.8 million versus $152.5 million earned in the quarter ended June 30, 1995.
     Fully diluted net income per common share was $1.60 for the first six months, up 18% over the $1.36 earned in 1995. Net income for the first six months was $359.7 million, compared with $303.4 million in the prior year.
     All prior period data have been restated as required to reflect the pooling-of-interests acquisition of Integra Financial Corporation, completed on May 3, 1996.
     Returns on average common equity for the second quarter and first half of 1996 were 18.12% and 17.97%, respectively, compared with 17.23% and 17.61% for the same periods in 1995. Returns on average assets for the second quarter and first half of 1996 were 1.51% and 1.48%, respectively, compared with 1.28% and 1.30% for the same periods in 1995.
     Net income for the quarter and first half increased from a year ago due to solid revenue growth from both net interest income and fee income sources. The increase in net interest income was the result of higher loan balances and a wider net interest margin. Fee income was higher due to increased item processing revenue, service charges on deposits and credit card fees. Noninterest expenses for the first six months of 1996 included one-time merger charges of $74.7 million. In addition, the first half of 1996 included expenses from purchase acquisitions made during the second half of 1995. Excluding these one-time charges and expenses, noninterest expenses decreased by 2% from the same period a year ago. Largely offsetting the merger charges were security gains of $68.6 million in the second quarter of 1996 and $81.4 million for the first half of 1996 primarily from the sale of equity securities. Security gains for the first six months of 1995 were $9.8 million.

UNIT PROFITABILITY

     The financial performance of National City is monitored by an internal profitability measurement system which produces line-of-business results and key performance measures. National City's major businesses include corporate banking, retail banking and fee-based businesses. The fee-based businesses include trust, mortgage banking and item processing.
     Table 1 presents profitability contributions by the Corporation's major units to consolidated results. Unit profitability is determined based on an internal accounting process. Unlike generally accepted accounting principles, no authoritative guidance exists for internal financial accounting and reporting. National City's internal accounting process is based on practices which support the management structure of the Corporation. Expenses for centrally provided services are allocated based on estimated usage of those services. Lending and deposit-taking activities are match-funded to remove the effects of interest rate risk from those activities. Capital has been allocated among the businesses on a risk-adjusted basis. Methodologies may change from time to time as accounting systems are enhanced or business products change.
     The decline in corporate banking net income was due primarily to management's decision to increase the loan loss provision in excess of losses during the first half of 1996.
     The increase of retail banking was due to strong loan growth and continued favorible spreads on core deposit accounts.
     The increased net income in the fee-based businesses reflects


      TABLE 1: UNIT PROFITABILITY

                                         SIX MONTHS ENDED         Six months ended
                                          JUNE 30, 1996            June 30, 1995
                                       --------------------     --------------------
                                        NET       RETURN ON      Net       Return on
       (Dollars in Millions)           INCOME      EQUITY       Income      Equity
- -----------------------------------------------------------------------------------
Corporate banking..................    $88.0        20.99%      $94.3        22.78%
Retail banking.....................    230.7        26.56       172.7        22.41
Fee-based businesses...............     47.8        22.52        43.2        20.59
Parent and other...................     (6.8)          --        (6.7)           --
                                      ------                   ------
    Total..........................   $359.7        17.97%     $303.5        17.61%
                                      ======                   ======

sold revenue growth in item processing, trust, and mortgage banking. First half 1995 results included gains on the sale of mortgage servicing rights, further affecting comparisons.

EARNING ASSETS AND
INTEREST-BEARING LIABILITIES
     Average earning assets totalled $44,273 million for the second quarter of 1996 compared with $44,203 million for the first quarter and $43,644 million for the second quarter of 1995. The increase over the second quarter of last year was due to commercial and consumer loan growth as well as the acquisition of United Bancorp of Kentucky in the second half of 1995.
     Earning assets were stable compared with the first quarter due to growth in loans offset by a decline in securities.
     Average core deposits increased $849 million in the second quarter from the second quarter 1995 due to growth in insured money market accounts, demand deposits, and the aforementioned acquisition.

NET INTEREST INCOME
     On a fully taxable equivalent basis, net interest income increased to $494.7 million in the second quarter 1996 versus $462.7 million for the corresponding quarter in 1995. For the first half of 1996, fully taxable equivalent net interest income increased 6.5% to $975.5 million from $916.1 million in 1995.

     The tax equivalent net interest margin was 4.45% in the quarter ended June 30, 1996 compared with 4.28% a year ago and 4.35% for the quarter ended March 31, 1996. The wider net interest margin relative to previous quarters was due primarily to a higher-yielding asset mix and a lower cost of funds.

     Management attempts to prevent adverse swings in net interest income resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, simulation and duration analyses.

     At June 30, 1996, the Corporation's interest rate risk position remained modestly liability sensitive, virtually unchanged from March 31, 1996 in rising rate scenarios but slightly more sensitive in falling rate environments. The earnings simulation model projects that net income would decrease by 2.3% if market rates rise gradually by two percentage points over the next year, relative to a stable rate scenario. In an environment where market rates fall gradually by two percentage points over the next year, the model estimates an increase in net income of 1.1%, relative to a stable rate scenario. At the end of the first quarter, the corresponding changes were a decrease in net income of 2.4% in the rising rate environment and a decrease of 0.1% in the falling rate environment. The cumulative one-year gap was (11.7)% of adjusted earning assets at June 30, 1996. The Corporation's net present value model indicates that a two percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cash flows by an amount equal to 1.7% of total assets at the end of the quarter.

     During the second quarter of 1996, the notional outstandings of interest rate swap agreements decreased by $337 million. During the quarter, $425 million swaps were added to manage the Corporation's interest rate risk position by synthetically converting variable rate loans to fixed rate; $155 million swaps were added to convert fixed rate debt to variable rate; $65 million swaps were added to reduce the risk of mortgage servicing rights; and $150 million of swap agreements were entered into to facilitate interest rate risk management at third parties. A total of $1,132 million interest rate swaps matured or were terminated during the

      TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                               Six months ended
                                                                    June 30
                                                         -----------------------------
(In Millions)                                               1996              1995
- --------------------------------------------------------------------------------------
Interest adjustment to loans.........................       $12.0            $  (8.1)
Interest adjustment to securities....................         (.1)              (2.9)
                                                            -----            -------
  Interest adjustment to earning assets..............        11.9              (11.0)
Interest adjustment to deposits......................        (9.0)              (7.5)
                                                            -----            -------
  Effect on net interest income......................       $20.9            $  (3.5)
                                                            =====            =======

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.
























      TABLE 3: FULL-TIME EQUIVALENT STAFFING AND
               OVERHEAD PERFORMANCE MEASURES

                                          JUNE 30, 1996                              June 30, 1995
                              --------------------------------------     --------------------------------------
                              FULL-TIME                                  Full-Time
                              EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                                STAFF         RATIO         RATIO          Staff         Ratio         Ratio
- ---------------------------------------------------------------------------------------------------------------
Corporate and retail
 banking.....................   15,943         41.30%        51.39%        16,509         48.51%        57.38%
Fee-based businesses.........    9,181            --         74.92          8,057            --         75.56
Corporate staff..............    1,188            --            --          1,192            --            --
                              --------                                 ----------
   Total.....................   26,312         46.63%        65.89%        25,758         46.69%        65.44%
                              ========                                 ==========

      TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
               AVERAGE LOANS

                                          Second Quarter           First Six Months
                                         1996         1995         1996         1995
      ----------------------------------------------------------------------------
      Commercial........................  .44%        (.02)%       .31%         .10%
      Real estate -- construction....... (.35)        1.09        (.25)         .57
      Real estate -- commercial......... (.17)         .97        (.07)         .69
      Real estate -- residential........  .08          .03         .05          .02
      Home equity.......................  .08           --         .10          .17
      Consumer..........................  .40          .17         .50          .23
      Credit card....................... 3.57         3.46        3.44         3.75
      Total net charge-offs to average
        loans...........................  .40%         .34%        .38%         .35%

      TABLE 5: NONPERFORMING ASSETS

                                                JUNE 30     December 31     June 30
      (In Millions)                               1996          1995          1995
      ------------------------------------------------------------------------------
      Commercial:
        Nonaccrual.............................  $ 90.0        $103.0        $ 86.7
        Restructured...........................      --            .1            --
                                                 ------        ------        ------
          Total commercial.....................    90.0         103.1          86.7
      Real estate related:
        Nonaccrual.............................    77.4          80.2         101.6
        Restructured...........................     2.9           4.1           5.2
                                                 ------        ------        ------
          Total real estate related............    80.3          84.3         106.8
                                                 ------        ------        ------
          Total nonperforming loans............   170.3         187.4         193.5
      Other real estate owned (OREO)...........    19.4          21.4          28.4
                                                 ------        ------        ------
      Nonperforming assets.....................  $189.7        $208.8        $221.9
                                                 ======        ======        ======
      Loans 90 days past-due accruing
        interest...............................  $ 88.0        $ 49.0        $ 54.6
                                                 ======        ======        ======


      TABLE 6: CAPITAL AND CAPITAL/ASSET RATIOS

                                        JUNE 30, 1996             Dec 31, 1995            June 30, 1995
      (In Millions)                   AMOUNT       RATIO       Amount       Ratio       Amount       Ratio
      ------------------------------------------------------------------------------------------------------
      Total equity1..............    $4,121.3       8.44%     $4,063.8       8.04%     $3,778.6       7.65%
      Common equity1.............     4,121.3       8.44       3,878.4       7.67       3,592.8       7.28
      Tangible common equity2....     3,611.6       7.48       3,360.6       6.72       3,122.3       6.38
      Tier 1 capital3............     3,797.5      10.13       3,546.4       9.14       3,421.1       9.40
      Total risk-based
        capital4.................     5,621.8      15.00       5,228.4      13.47       4,868.1      12.87
      Leverage ratio5............     3,797.5       7.85       3,546.4       7.26       3,421.1       7.21

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

quarter. The notional amount of interest rate caps, floors and corridors decreased by $990 million due to maturities of existing contracts. The net unrealized losses in the derivative portfolio were $95 million at June 30, 1996, compared to unrealized losses of $3 million at March 31, 1996.

FEES AND OTHER INCOME
     Fee income was $282.1 million for the quarter ended June 30, 1996 versus $251.4 million for the second quarter of 1995. The increase in fee income was due primarily to increased brokerage revenue, credit card fees, service charges on deposits and item processing volume.
     Effective January 1, 1996, the Corporation adopted SFAS 122, "Accounting for Mortgage Servicing Rights." The adoption of this statement has a positive effect on mortgage banking revenue and net income due to the deferral and amortization of costs associated with originated mortgage servicing rights.
     There was no significant nonrecurring income in the second quarter or first half of 1996. The first half of 1995 included $10.6 million gains on the sale of mortgage servicing, of which $3.5 million was recorded in the second quarter.

NONINTEREST EXPENSE
     Noninterest expense was $540.2 million for the quarter ended June 30, 1996 and $1,005.7 million for the first six months. Excluding one-time merger charges of $71.3 million, second quarter expenses were $468.9 million compared with $469.9 million for the second quarter of 1995. For the six months ended June 30, 1996, expenses excluding $74.7 million of one-time merger charges, were $930.9 million compared with $924.9 million for the first half of 1995.

     The efficiency ratio, defined as noninterest expense as a percentage of fee income plus fully-taxable net interest income, was 60.99%, excluding merger charges, for the first half of 1996 compared with 65.44% a year ago.
     The overhead ratio, defined as noninterest expenses less fee income as a percentage of fully-taxable net interest income, was 38.97%, excluding merger charges, for the first half of 1996 compared with 46.69% a year ago.
     Table 3 shows full-time equivalent staff and the efficiency and overhead ratios within the Corporation's major units.
     Total staff at June 30, 1996 increased from a year ago due mainly to growth in the item processing business offset by a decline in the banking business due to staff reductions from the merger of Integra.

ASSET QUALITY
     The allowance for loan losses was $709.1 million at June 30, 1996 representing 2.02% of loans outstanding at quarter-end. This loan loss reserve ratio compared with 2.03% at year-end 1995 and 2.15% at June 30, 1995.
     The provision for loan losses increased to $37.4 million for the second quarter of 1996 and $69.4 million year to date from $27.6 million and $54.2 million for the same periods in 1995, respectively.
     Net charge-offs were $34.6 million and $27.5 million for the quarters ended June 30, 1996 and 1995, respectively, and $65.6 million and $54.7 million, respectively, for the first six months of 1996 and 1995.
     Table 4 shows net charge-offs as a percentage of average loans by portfolio type.
     Table 5 summarizes nonperforming assets and related data.
     Nonperforming assets of $189.7 million at June 30, 1996 declined from the first quarter of 1996.
     Nonperforming assets as a percentage of loans and OREO were .54% at June 30, 1996 compared with .67% a year ago and .62% at December 31, 1995.

CAPITAL
     Table 6 reflects various measures of capital at quarter-end. Book value per common share at June 30, 1996 was $18.60 compared with originally reported book value per share of $17.54 at June 30, 1995 and $18.80 at December 31, 1995. The book value per common share at June 30, 1996, June 30, 1995, and December 31, 1995, included $.06, $(.23), and $.63, respectively, related to the market value appreciation/(depreciation) of securities available for sale.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                   Three Months            Six Months
(Dollars In Millions)                                              Ended June 30          Ended June 30
- ---------------------------------------------------------------------------------------------------------------
                                                                  1996         1995         1996         1995
                                                                --------     --------     --------     --------
ASSETS
Earning Assets:
  Loans:
    Commercial................................................  $ 12,476     $ 11,536     $ 12,343     $ 11,362
    Real estate mortgage--nonresidential......................     3,247        3,578        3,259        3,445
    Real estate mortgage--residential.........................     7,184        6,587        7,254        6,490
    Mortgage loans held for sale..............................       293          190          230          174
    Consumer..................................................     8,590        8,001        8,439        7,919
    Revolving credit..........................................     3,081        2,454        3,067        2,417
                                                                --------     --------     --------     --------
      Total loans.............................................    34,871       32,346       34,592       31,807
  Securities..................................................     8,795       10,481        9,029       10,094
  Federal funds sold and security resale agreements...........       493          501          489          532
  Trading account assets......................................        11           54           26           57
  Eurodollar time deposits in banks...........................        60           --           34           --
  Other short-term money market investments...................        43          262           72          232
                                                                --------     --------     --------     --------
      Total earning assets....................................    44,273       43,644       44,242       42,722
Allowance for loan losses.....................................      (705)        (719)        (705)        (718)
Market value appreciation (depreciation) of securities
  available for sale..........................................       114           10          206          (22)
Cash and demand balances due from banks.......................     2,447        2,379        2,464        2,365
Properties and equipment......................................       589          568          588          567
Customers' acceptance liability...............................        59          106           62          106
Accrued income and other assets...............................     2,000        1,768        1,995        1,825
                                                                --------     --------     --------     --------
      Total assets............................................  $ 48,777     $ 47,756     $ 48,852     $ 46,845
                                                                 =======      =======      =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits.............................................  $  6,373     $  5,945     $  6,306     $  5,976
  NOW and money market accounts...............................     9,171        8,306        9,073        8,317
  Savings accounts............................................     4,180        4,493        4,177        4,577
  Time deposits of individuals................................    13,725       13,856       13,753       13,499
  Other time deposits.........................................       624          517          663          499
  Deposits in overseas office.................................       720        1,645          752        1,787
                                                                --------     --------     --------     --------
      Total deposits..........................................    34,793       34,762       34,724       34,655
  Federal funds borrowed and security repurchase agreements...     3,484        3,160        3,600        2,884
  Borrowed funds..............................................     3,944        4,335        3,929        3,945
  Acceptances outstanding.....................................        59          106           62          106
  Accrued expenses and other liabilities......................       884          695          936          683
  Corporate long-term debt....................................     1,515        1,048        1,506          996
                                                                --------     --------     --------     --------
      Total liabilities.......................................    44,679       44,106       44,757       43,269
Stockholders' Equity:
  Preferred stock.............................................        51          186          115          186
  Common stock................................................     4,047        3,464        3,980        3,390
                                                                --------     --------     --------     --------
      Total stockholders' equity..............................     4,098        3,650        4,095        3,576
                                                                --------     --------     --------     --------
      Total liabilities and stockholders' equity..............  $ 48,777     $ 47,756     $ 48,852     $ 48,845
                                                                 =======      =======      =======      =======

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

(Dollars In Millions)                                                 Daily Average Balance
- ---------------------------------------------------------------------------------------------------------
                                                              1996                       1995
                                                       ------------------    -----------------------------
                                                       SECOND      First     Fourth      Third     Second
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $12,476    $12,209    $11,926    $11,746    $11,536
    Real estate mortgage............................    10,724     10,762     10,930     10,892     10,355
    Consumer........................................    11,671     11,341     11,033     10,926     10,455
                                                       -------    -------    -------    -------    -------
      Total loans...................................    34,871     34,312     33,889     33,564     32,346
  Securities:
    Taxable.........................................     7,698      8,154      8,829      9,682      9,199
    Tax-exempt......................................     1,097      1,109      1,158      1,207      1,282
                                                       -------    -------    -------    -------    -------
      Total securities..............................     8,795      9,263      9,987     10,889     10,481
  Federal funds sold................................       184        165         89         85         99
  Security resale agreements........................       309        315        458        271        402
  Eurodollar time deposits in banks.................        60          9         --          7         --
  Short-term money market investments...............        54        139        223        309        316
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    44,273     44,203     44,646     45,125     43,644
Market value appreciation (depreciation) of
  securities available for sale.....................       114        298        201        112         10
Allowance for loan losses...........................      (705)      (706)      (723)      (721)      (719)
Cash and demand balances due from banks.............     2,447      2,482      2,451      2,358      2,379
Properties and equipment............................       589        588        600        596        568
Customers' acceptance liability.....................        59         66         65         86        106
Accrued income and other assets.....................     2,000      1,899      1,977      1,870      1,768
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $48,777    $48,830    $49,217    $49,426    $47,756
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................   $ 9,171    $ 8,976    $ 8,826    $ 8,561    $ 8,306
  Savings accounts..................................     4,180      4,174      4,247      4,384      4,493
  Time deposits of individuals......................    13,725     13,780     14,131     14,062     13,856
  Other time deposits...............................       624        701        523        514        517
  Deposits in overseas offices......................       720        792        707      1,191      1,645
  Federal funds borrowed............................       959      1,016      1,491      1,425      1,483
  Security repurchase agreements....................     2,525      2,697      1,915      1,889      1,677
  Borrowed funds....................................     3,944      3,913      4,623      5,192      4,335
  Corporate long-term debt..........................     1,515      1,497      1,415      1,354      1,048
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    37,363     37,546     37,878     38,572     37,360
  Non-interest bearing deposits.....................     6,373      6,238      6,313      6,092      5,945
  Acceptances outstanding...........................        59         66         65         86        106
  Accrued expenses and other liabilities............       884        889        980        814        695
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    44,679     44,739     45,236     45,564     44,106
      Stockholders' equity..........................     4,098      4,091      3,981      3,862      3,650
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $48,777    $48,830    $49,217    $49,426    $47,756
                                                       =======    =======    =======    =======    =======
Net interest income.......................................................................................
Interest spread...........................................................................................
Contribution of non-interest bearing sources of funds.....................................................
Net interest margin.......................................................................................


                      Quarterly Interest                                        Average Annualized Rate
    -------------------------------------------------------     -------------------------------------------------------
           1996                          1995                          1996                          1995
    -------------------     -------------------------------     -------------------     -------------------------------
    SECOND       First      Fourth       Third      Second      SECOND       First      Fourth       Third      Second
    QUARTER     Quarter     Quarter     Quarter     Quarter     QUARTER     Quarter     Quarter     Quarter     Quarter
    -------     -------     -------     -------     -------     -------     -------     -------     -------     -------



    $263.7      $254.3      $258.7      $256.4      $247.1        8.50%       8.37%       8.68%       8.73%       8.57%
     223.6       224.5       226.3       226.2       216.2        8.34        8.34        8.28        8.31        8.35
     279.7       277.1       268.2       276.6       263.3        9.63        9.82        9.72       10.13       10.07
    ------      ------      ------      ------      ------
     767.0       755.9       753.2       759.2       726.6        8.83        8.84        8.89        9.05        8.99

     129.4       133.7       143.0       157.3       150.1        6.60        6.57        6.48        6.50        6.53
      19.7        20.5        19.5        21.5        23.4        7.17        7.39        6.74        7.13        7.30
    ------      ------      ------      ------      ------
     149.1       154.2       162.5       178.8       173.5        6.67        6.67        6.51        6.57        6.62
       2.4         2.3         1.3         1.2         1.5        5.37        5.49        5.87        5.65        6.06
       4.1         4.4         6.7         4.0         6.3        5.31        5.63        5.82        5.89        6.29
        .8          .1          --          .1          --        5.61        5.18          --        5.89          --
        .9          .7         3.2         4.9         4.4        5.60        4.98        5.74        6.34        5.57
    ------     -------     -------     -------     -------

    $924.3      $917.6      $926.9      $948.2      $912.3        8.35%       8.33%       8.30%       8.41%       8.36%












    $ 62.7      $ 62.1      $ 60.8      $ 59.1      $ 54.9        2.75%       2.78%       2.76%       2.76%       2.64%
      27.2        27.7        29.0        30.3        30.6        2.62        2.67        2.73        2.76        2.72
     190.7       195.8       208.7       206.2       200.9        5.59        5.72        5.91        5.87        5.80
       7.7         9.0         7.1         7.1         7.1        4.95        5.14        5.47        5.50        5.50
       8.9        10.3         9.8        17.1        24.6        4.98        5.21        5.51        5.71        5.99
      15.6        17.4        26.5        24.6        21.4        6.54        6.88        7.11        6.91        5.77
      28.1        24.8        24.8        24.0        21.7        4.49        3.72        5.18        5.08        5.18
      65.6        62.8        69.5        79.3        64.8        6.67        6.44        6.01        6.11        5.98
      23.1        26.9        24.8        24.0        18.9        6.12        7.24        7.01        7.09        7.21
    ------      ------      ------      ------      ------

    $429.6      $436.8      $461.0      $471.7      $444.9        4.62%       4.68%       4.87%       4.89%       4.76%
    ------      ------      ------      ------      ------






    $494.7      $480.8      $465.9      $476.5      $467.4
    ======      ======      ======      ======      ======
 ...........................................................       3.73%       3.65%       3.43%       3.52%       3.60%
 ...........................................................        .72         .70         .74         .70         .68
                                                                ------      ------      ------      ------      ------
 ...........................................................       4.45%       4.35%       4.17%       4.22%       4.28%
                                                                ======      ======      ======      ======      ======

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

     National City Bank
     Corporate Trust Department
     Dividend Reinvestment Plan
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

DEBT RATINGS

                                                                     STANDARD        DUFF &         THOMSON
                                                       MOODY'S       & POOR'S        PHELPS        BANKWATCH
- -------------------------------------------------------------------------------------------------------------
National City Corporation........................                                                     A/B
  Commercial paper (short-term debt).............        P-1            A-1           D-1+           TBW1
  Senior debt....................................        A1             A              AA-
  Subordinated debt..............................        A2             A-              A+            A
Bank Subsidiaries:*
  Certificates of deposit........................        Aa3            A+             AA
  Subordinated bank notes........................        A1             A              AA-            A+

* Includes the following subsidiaries:

  National City Bank -- Cleveland
  National City Bank of Columbus
  National City Bank of Indiana
  National City Bank of Kentucky
  National City Bank of Pennsylvania
  National City Bank, Northeast (Akron)
  National City Bank of Dayton
  National City Bank, Northwest (Toledo)

     Duff & Phelps ratings for certificates of deposit apply only to the banks in Cleveland, Columbus, Kentucky and Indiana. Duff & Phelps subordinated bank note ratings apply only to the banking subsidiaries in Cleveland and Columbus.

    Reports on Form 8-K:

    April 25, 1996: On April 22, 1996 National City announced the actions that took place at the Registrant's Annual Meeting of Stockholders on April 22, 1996.

     On April 24, 1996, Integra Financial Corporation announced that, at a special meeting held on April 24, 1996, Integra Financial Corporation shareholders approved the Agreement and Plan of Merger dated August 27, 1995, by and between National City Corporation and Integra Financial Corporation.

     National City announced that at the April 22, 1996 Board of Directors meeting, the Board rescinded all remaining unutilized authority to purchase shares of National City Corporation's common stock.

    May 3, 1996: On May 3, 1996, National City announced that National City
     Processing Company, a wholly-owned subsidiary, intended to file a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock in an underwritten public offering.

    May 14, 1996: On May 3, 1996, National City announced the completion of its pooling-of-interests acquisition of Integra Financial Corporation and the addition of four members of Integra Financial Corporation's board of directors to National City's board. Both actions were effective May
     3, 1996.

     Under Item 7(a), the historical consolidated financial statements of Integra Financial Corporation as of December 31, 1995 and 1994 and for each of the three yearsin the period ended December 31, 1995 were incorporated by reference.

     Under Item 7(b), the unaudited pro forma combined consolidated financial information of National City and Integra was incorporated by reference.

    June 28, 1996: National City filed supplemental consolidated financial statements as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 that give effect to the merger of National City Corporation and Integra Financial Corporation as if the entities had always been combined. Said statements became the historical financial statements of National City.

     National City announced that National Processing, Inc., a wholly-owned subsidiary, filed a preliminary registration statement with the Securities and Exchange Commission on June 7, 1996 in anticipation of its planned initial public offering of common stock in an underwritten public offering.

                           FORM 10-Q -- JUNE 30, 1996

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: July 31, 1996

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