Form 10-Q
period 1996-09-30
NATIONAL CITY CORP
filed 1996-11-04
CIK 69970

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

        Indicate the number shares outstanding of each of the issuer's classes of Common Stock as of October 24, 1996

                Common stock, $4.00 Par Value -- 222,760,641

                         NATIONAL CITY CORPORATION (R)


                        QUARTER ENDED SEPTEMBER 30, 1996

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                          NATIONAL CITY CORPORATION (R)


                         FINANCIAL REPORT AND FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996

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
PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
     Refer to Note 9 on page 10.
Exhibits and Reports on Form 8-K (Item 6)
     Exhibit 27:
     Financial Data Schedule
     Reports on Form 8-K:
       July 3, 1996: On July 1, 1996 National City announced a quarterly dividend on its common stock of $.375 per share, up from the previous dividend of
        $.36.
          National City also announced that second quarter earnings would exceed first quarter earnings per share and that anticipated 1996 fiscal year results would exceed analysts' estimates of $3.19 per share by about five cents. The projected earnings are forward-looking statements. National
        City's actual performance and operating and financial results may differ from the projections as a result of a variety of factors, including but not limited to changes in the economy, competition and the execution of internal business plans.
Signature.........................................................................     19

FINANCIAL HIGHLIGHTS

                                       Three Months Ended                     Nine Months Ended
                                          September 30                          September 30
------------------------------------------------------------------------------------------------------------

                                                                Percent                               Percent
                                       1996          1995       Change       1996          1995       Change
EARNINGS (IN THOUSANDS):
Net interest income -- taxable
  equivalent........................    $494,844     $471,360       5%     $1,470,345    $1,387,462       6%
Provision for loan losses...........      38,608       32,160      20         108,000        86,327      25
Fees and other income...............     292,696      264,198      11         843,526       760,943      11
Security gains......................        (114)      18,646      --          81,238        28,427      --
Noninterest expense*................     474,054      484,984      (2)      1,404,980     1,409,843      --
Net income..........................     185,822      158,884      17         545,518       462,331      18
Net income applicable to
  common stock......................     185,822      155,164      20         541,490       451,169      20
PERFORMANCE RATIOS:
Net interest margin.................        4.50%        4.18%                   4.44%         4.30%
Return on average assets............        1.53         1.28                    1.50          1.30
Return on average common equity.....       17.55        16.75                   17.82         17.30
Return on average total equity......       17.55        16.32                   17.63         16.83
PER SHARE MEASURES:
Fully diluted net income per common
  share.............................         .82          .71      15%           2.42          2.07      17%
Dividends paid per common share.....        .375          .33      14           1.095           .97      13
Book value per common share.........                                            19.48         17.63      10
Market value per common share
  (close)...........................                                            42.13         30.88      36
Average shares -- fully diluted..... 226,371,745  225,068,931       1     225,214,051   223,786,854       1
AVERAGE BALANCES
  (IN MILLIONS):
Assets..............................     $48,284      $49,426      (2)%       $48,625       $47,714       2%
Loans...............................      35,124       33,564       5          34,769        32,397       7
Securities..........................       8,389       10,889     (23)          8,814        10,324     (15)
Earning assets......................      43,952       45,125      (3)         44,140        43,491       1
Deposits............................      34,952       34,804      --          34,798        34,702      --
Common stockholders' equity.........       4,213        3,676      15           4,058         3,486      16
Total stockholders' equity..........       4,213        3,862       9           4,134         3,672      13
AT PERIOD END:
Total equity to assets ratio........                                             8.88%         7.99%
Tier 1 capital ratio................                                            10.36          9.39
Total risk-based capital ratio......                                            15.08         13.84
Leverage ratio......................                                             8.22          7.18
Common shares outstanding...........                                      222,645,087   213,223,386       4%
Full-time equivalent employees......                                           26,309        26,046       1
ASSET QUALITY:
Net charge-offs to loans
  (annualized)......................         .44%         .33%                    .40%          .34%
Loan loss reserve to loans..........                                             1.99          2.14
Nonperforming assets to loans &
  OREO..............................                                              .49           .61

Note: All previously reported amounts, except for dividends paid per share and market value per share, have been restated to reflect the pooling-of-interests transaction with Integra Financial Corporation which closed May 3, 1996.

*Excluding merger-related charges of $74.7 million for the first nine months of 1996 and $4.0 million for the third quarter and first nine months of 1995. There were no merger-related charges in the third quarter of 1996.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended        Nine Months Ended
    (In Thousands Except Per Share Amounts)         September 30              September 30
------------------------------------------------------------------------------------------------

                                                  1996        1995         1996          1995
INTEREST INCOME
  Loans:
     Taxable.................................... $765,444   $749,550    $2,275,521    $2,140,332
     Exempt from Federal income taxes...........    4,012      6,253        11,889        19,631
  Securities:
     Taxable....................................  120,439    161,037       383,629       442,503
     Exempt from Federal income taxes...........   14,503     11,052        49,183        48,326
  Federal funds sold and security resale
     agreements.................................    4,956      5,875        18,138        22,165
  Eurodollar time deposits in banks.............       --        104           953           104
  Other short-term investments..................    1,060      4,255         2,495        12,126
                                                --------    --------    ----------    ----------
       Total interest income....................  910,414    938,126     2,741,808     2,685,187
INTEREST EXPENSE
  Deposits......................................  305,499    319,786       907,593       934,149
  Federal funds borrowed and security
     repurchase agreements......................   50,441     48,712       136,537       123,729
  Borrowed funds................................   39,493     79,317       167,612       196,839
  Corporate long-term debt......................   25,042     23,985        75,047        59,984
                                                --------    --------    ----------    ----------
       Total interest expense...................  420,475    471,800     1,286,789     1,314,701
                                                --------    --------    ----------    ----------
NET INTEREST INCOME.............................  489,939    466,326     1,455,019     1,370,486
PROVISION FOR LOAN LOSSES.......................   38,608     32,160       108,000        86,327
                                                --------    --------    ----------    ----------
       Net interest income after provision
          for loan losses.......................  451,331    434,166     1,347,019     1,284,159
NONINTEREST INCOME
  Item processing revenue.......................   93,862     81,943       262,887       239,743
  Service charges on deposit accounts...........   54,627     49,633       158,662       143,926
  Trust fees....................................   43,793     42,044       131,351       124,288
  Credit card fees..............................   29,855     23,045        90,547        63,071
  Mortgage banking revenue......................   25,750     20,076        79,902        69,905
  Brokerage revenue.............................   11,413      9,531        35,196        19,760
  Other.........................................   33,396     37,926        84,981       100,250
                                                --------    --------    ----------    ----------
       Total fees and other income..............  292,696    264,198       843,526       760,943
  Security gains (losses).......................     (114)    18,646        81,238        28,427
                                                --------    --------    ----------    ----------
       Total noninterest income.................  292,582    282,844       924,764       789,370
NONINTEREST EXPENSE
  Salaries and employee benefits................  233,751    222,665       685,719       653,256
  Equipment.....................................   30,613     30,188        96,360        93,468
  Net occupancy.................................   34,594     32,454        97,985        93,918
  Assessments and taxes.........................   12,109     34,988        35,531        91,362
  Merger-related charges........................       --      4,000        74,745         4,000
  Other.........................................  162,987    164,689       489,385       477,839
                                                --------    --------    ----------    ----------
       Total noninterest expense................  474,054    488,984     1,479,725     1,413,843
                                                --------    --------    ----------    ----------
Income before income taxes......................  269,859    228,026       792,058       659,686
Income tax expense..............................   84,037     69,142       246,540       197,355
                                                --------    --------    ----------    ----------
NET INCOME...................................... $185,822   $158,884    $  545,518    $  462,331
                                                =========   =========   ==========    ==========
NET INCOME APPLICABLE TO COMMON STOCK........... $185,822   $155,164    $  541,490    $  451,169
                                                =========   =========   ==========    ==========
NET INCOME PER COMMON SHARE
  Primary.......................................     $.82       $.72         $2.44         $2.10
  Fully Diluted.................................      .82        .71          2.42          2.07
AVERAGE COMMON SHARES OUTSTANDING
  Primary.......................................  226,152    216,124       221,494       214,842
  Fully Diluted.................................  226,372    225,069       225,214       223,787

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                        SEPTEMBER                       September
                                                           30          December 31         30
                                                          1996            1995            1995
ASSETS
  Loans:
     Commercial....................................    $11,104,781     $11,271,410     $11,120,757
     International.................................         60,011         58,285           42,306
     Real estate construction......................        723,286        712,524          632,034
     Lease financing...............................        409,668        357,883          326,351
     Real estate mortgage -- nonresidential........      3,513,070      3,332,164        3,382,224
     Real estate mortgage -- residential...........      7,288,583      7,187,070        7,202,113
     Mortgage loans held for sale..................        208,332        314,350          190,718
     Home equity...................................      1,715,162      1,558,070        1,509,849
     Consumer......................................      9,039,247      8,148,886        7,945,770
     Credit card and other revolving credit........      1,554,740      1,525,184        1,361,927
                                                       -----------     -----------     -----------
          Total loans..............................     35,616,880     34,465,826       33,714,049
          Allowance for loan losses................        709,804        705,846          720,862
                                                       -----------     -----------     -----------
          Net loans................................     34,907,076     33,759,980       32,993,187
  Securities held to maturity (market value
     $3,065,306)...................................             --             --        3,043,515
  Securities available for sale, at market.........      8,614,423     10,344,988        7,388,830
  Federal funds sold and security resale
     agreements....................................        558,345        734,564          432,252
  Trading account assets...........................         13,738         23,715           27,982
  Other short-term money market investments........         74,789        105,993          211,804
  Cash and demand balances due from banks..........      2,986,308      2,995,905        2,539,683
  Properties and equipment.........................        589,201        593,506          594,433
  Customers' acceptance liability..................         61,671         66,169           54,745
  Accrued income and other assets..................      1,923,328      1,917,025        2,127,417
                                                       -----------     -----------     -----------
          TOTAL ASSETS.............................    $49,728,879     $50,541,845     $49,413,848
                                                       ===========     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest-bearing)............    $ 7,007,896     $6,993,221      $ 6,254,000
  NOW and money market accounts....................      8,784,241      9,035,259        8,497,342
  Savings accounts.................................      4,045,967      4,198,518        4,309,010
  Time deposits of individuals.....................     14,057,610     14,147,551       14,097,266
  Other time deposits..............................        620,817        488,595          544,184
  Deposits in overseas offices.....................        926,574        717,823          976,241
                                                       -----------     -----------     -----------
          Total deposits...........................     35,443,105     35,580,967       34,678,043
  Federal funds borrowed and security repurchase
     agreements....................................      3,500,388      4,263,873        3,287,380
  Borrowed funds...................................      3,939,534      4,208,205        5,128,923
  Acceptances outstanding..........................         61,671         66,169           54,745
  Accrued expenses and other liabilities...........        933,189        943,803          903,052
  Corporate long-term debt.........................      1,514,806      1,414,982        1,415,246
                                                       -----------     -----------     -----------
          TOTAL LIABILITIES........................     45,392,693     46,477,999       45,467,389
Stockholders' Equity:
  Preferred stock..................................             --        185,400          186,040
  Common stock.....................................      4,336,186      3,878,446        3,760,419
                                                       -----------     -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY...............      4,336,186      4,063,846        3,946,459
                                                       -----------     -----------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................    $49,728,879     $50,541,845     $49,413,848
                                                       ===========     ===========     ===========

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended
                     (Dollars in Thousands)                                 September 30
-----------------------------------------------------------------------------------------------
                                                                        1996           1995
OPERATING ACTIVITIES
  Net income.....................................................    $  545,518     $   462,331
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses.................................       108,000          86,327
       Depreciation and amortization of goodwill and
          intangibles............................................       112,161         117,709
       Security gains............................................       (81,238)        (28,427)
       Net (increase) decrease in trading account assets.........         9,977         (10,938)
       Other gains, net..........................................        (8,843)            579
       Originations and purchases of mortgage loans held for
          sale...................................................    (1,692,444)     (1,120,018)
       Proceeds from the sale of mortgage loans held for sale....     1,805,109       1,044,699
       (Increase) in interest receivable.........................       (34,102)        (90,061)
       Increase in interest payable..............................         3,289         164,919
       (Increase) decrease in other assets.......................         8,972        (129,321)
       Increase (decrease) in other liabilities..................       (59,141)         61,444
                                                                     ----------     -----------
          Net Cash Provided by Operating Activities..............       717,258         559,243
LENDING AND INVESTING ACTIVITIES
  Net decrease in short-term investments.........................       207,423         175,948
  Purchases of securities........................................    (2,316,574)     (6,079,917)
  Proceeds from sales of securities..............................     3,085,369       4,513,634
  Proceeds from maturities and prepayments of securities.........       865,144       1,453,789
  Net (increase) in loans........................................    (1,367,761)     (2,314,201)
  Net (increase) in properties and equipment.....................       (62,885)        (75,156)
  Acquisitions...................................................            --         (16,498)
                                                                     ----------     -----------
          Net Cash Provided (Used) by Lending and Investing
            Activities...........................................       410,716      (2,342,401)
DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in Federal funds borrowed and security
     repurchase agreements.......................................      (763,485)        402,499
  Net increase (decrease) in borrowed funds......................      (268,671)      1,716,635
  Net (decrease) in demand, savings, NOW, money market accounts,
     and deposits in overseas offices............................      (180,143)     (2,439,168)
  Net increase in time deposits..................................        42,281       1,673,410
  Proceeds from issuance of long-term debt, net..................       199,144         470,630
  Repayment of long-term debt....................................      (100,608)           (634)
  Dividends paid, net of tax benefit of ESOP shares..............      (231,258)       (201,553)
  Issuances of common stock......................................        47,533          33,026
  Proceeds from issuance of common stock by subsidiary...........       114,966              --
  Repurchase of common and preferred stock.......................            --        (168,094)
  ESOP trust repayment...........................................         2,670           5,591
                                                                     ----------     -----------
          Net Cash Provided (Used) by Deposit and Financing
            Activities...........................................    (1,137,571)      1,492,342
                                                                     ----------     -----------
  Net (Decrease) in Cash and Cash Equivalents....................        (9,597)       (290,816)
  Cash and Cash Equivalents, January 1...........................     2,995,905       2,830,499
                                                                     ----------     -----------
  Cash and Cash Equivalents, September 30........................    $2,986,308     $ 2,539,683
                                                                     ==========     ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid..................................................    $1,283,500     $ 1,149,597
  Income taxes paid..............................................       280,916         163,129
  Shares issued in purchase acquisitions.........................            --         110,739

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     Unallocated
                                                                                                        Shares
      (Dollars in Thousands Except Per        Preferred       Common       Capital       Retained      Held by
               Share Amounts)                   Stock         Stock        Surplus       Earnings     ESOP Trust      Total
-------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1995, as restated........   $187,540      $852,835      $291,091     $2,137,202     $ (9,018)    $3,459,650
  Net income................................                                               462,331                     462,331
  Common dividends of National City, $.97
    per share...............................                                              (143,271)                   (143,271)
  Common dividends of Integra, prior to
    merger, $1.45 per Integra share.........                                               (47,547)                    (47,547)
  Preferred dividends paid, $3.00 per
    depositary share........................                                               (11,192)                    (11,192)
  Issuance of 1,700,782 common shares under
    corporate stock and dividend
    reinvestment plans......................                    6,810        26,216                                     33,026
  Issuance of 4,267,760 common shares
    pursuant to acquisition.................                   17,071        93,668                                    110,739
  Purchase of 5,953,822 common shares and
    30,000 depositary shares of preferred
    stock...................................     (1,500)      (23,821)      (19,204)      (123,569)                   (168,094)
  Shares distributed by ESOP trust and tax
    benefit on dividends....................                                                   457        5,591          6,048
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax........................                                               244,769                     244,769
                                               --------      --------      --------     ----------     --------     ----------
Balance September 30, 1995..................   $186,040      $852,895      $391,771     $2,519,180     $ (3,427)    $3,946,459
                                               ========      ========      ========     ==========     ========     ==========
Balance January 1, 1996, as restated........   $185,400      $846,284      $399,813     $2,635,090     $ (2,741)    $4,063,846
  Net income................................                                               545,518                     545,518
  Common dividends of National City, $1.095
    per share...............................                                              (188,959)                   (188,959)
  Common dividends of Integra, prior to
    merger, $1.08 per Integra share.........                                               (36,009)                    (36,009)
  Preferred dividends paid, $2.00 per
    depositary share........................                                                (6,458)                     (6,458)
  Issuance of 2,234,350 common shares under
    corporate stock and dividend
    reinvestment plans......................                    8,938        38,595                                     47,533
  Issuance of common stock by subsidiary....                                 25,077                                     25,077
  Conversion of 3,708,000 depositary shares
    of preferred stock to 8,839,650 common
    shares..................................   (185,400)       35,359       150,041                                          0
  Shares distributed by ESOP trust and tax
    benefit on dividends....................                                                   168        2,670          2,838
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax........................                                              (117,200)                   (117,200)
                                               --------      --------      --------     ----------     --------     ----------
Balance September 30, 1996..................   $      0      $890,581      $613,526     $2,832,150     $    (71)    $4,336,186
                                               ========      ========      ========     ==========     ========     ==========

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

2. ACCOUNTING CHANGES

    ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF: On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected undiscounted future cash flows from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured based upon the present value of the expected future cash flows. The adoption of this standard did not have a material impact on financial position or results of operations.
    ACCOUNTING FOR MORTGAGE SERVICING RIGHTS: On January 1, 1996, the Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This standard requires that entities recognize rights to service mortgage loans for others as separate assets, whether those rights are acquired through loan origination activities or through purchase activities. Additionally, the enterprise must periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of this standard did not have a material impact on financial position or results of operations.
    ACCOUNTING FOR STOCK-BASED COMPENSATION: SFAS No. 123, "Accounting for Stock-Based Compensation," was adopted on January 1, 1996. SFAS No. 123 defines a fair value-based method of accounting for stock-based compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The standard encourages all entities to adopt this method of accounting, however, it allows an entity to continue to measure compensation costs for its plans as prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this election, the Corporation continues to account for stock-based compensation in accordance with APB Opinion No. 25 and will provide additional disclosure on the pro forma impact of the fair value-based method under SFAS No. 123 in the 1996 annual report.
    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which will be effective for transactions occurring after December 31, 1996. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The Corporation is expected to adopt SFAS No. 125 on January 1, 1997, however, the impact of adoption has not yet been determined.

3. ACQUISITIONS

    On May 3, 1996, National City Corporation acquired Integra Financial Corporation (Integra), a $14 billion bank holding company headquartered in Pittsburgh, Pennsylvania, in a transaction accounted for as a pooling-of-interests. National City issued 66.6 million shares of common stock to the shareholders of Integra based upon an exchange ratio of two shares of National City common stock for each outstanding share of Integra common stock. The historical consolidated financial statements have been restated to reflect this transaction.

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

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

                                           Nine Months Ended
                                             September 30
                                          -------------------
             (In Thousands)                 1996       1995
-------------------------------------------------------------
Balance at beginning of year............. $705,846   $706,452
Provision................................  108,000     86,327
Reserves acquired (sold).................       84     10,200
Charge-offs:
  Commercial.............................   38,328     26,867
  Real estate -- construction............       56      3,295
  Real estate -- commercial..............    1,533     21,759
  Real estate -- residential.............    3,132      1,894
  Home equity............................    2,322      3,492
  Consumer...............................   63,583     36,237
  Credit card............................   51,920     48,644
                                          --------   --------
  Total charge-offs......................  160,874    142,188
Recoveries:
  Commercial.............................   16,993     17,765
  Real estate -- construction............    1,072      1,697
  Real estate -- commercial..............    2,247      8,233
  Real estate -- residential.............      445        870
  Home equity............................      833      1,275
  Consumer...............................   25,459     20,357
  Credit card............................    9,699      9,874
                                          --------   --------
  Total recoveries.......................   56,748     60,071
                                          --------   --------
Net charge-offs..........................  104,126     82,117
                                          --------   --------
Balance at end of period................. $709,804   $720,862
                                          =========  =========

    The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective and requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.
    Table 5 on page 13 provides detail regarding nonperforming loans. At September 30, 1996, and December 31, 1995, loans that were considered to be impaired under SFAS No. 114 totaled $37.5 million, and $42.8 million, respectively. All impaired loans are included in nonperforming assets. The related allowance for loan losses specifically allocated to these loans was $24.7 million and $20.0 million, respectively. The contractual interest due and actual interest income recorded on nonperforming assets for the nine months ended September 30, 1996, was $16.3 million and $6.6 million, respectively.

6. SECURITIES

    The following is a summary of securities held to maturity and available for sale:

                                SEPTEMBER 30, 1996
                 ------------------------------------------------
                 AMORTIZED   UNREALIZED  UNREALIZED      MARKET
 (In Thousands)     COST       GAINS       LOSSES        VALUE
-----------------------------------------------------------------
AVAILABLE FOR
  SALE:
U.S. Treasury
  and Federal
  agency
  debentures.... $2,076,390   $  6,039   $ (35,075)    $2,047,354
Mortgage-backed
  securities....  4,340,856     25,015     (57,936)     4,307,935
States and
  political
 subdivisions...    341,000     14,431      (2,051)       353,380
Other...........  1,734,043    185,796     (14,085)     1,905,754
                 ----------  ----------  ----------    ----------
  Total
   securities... $8,492,289   $231,281   $(109,147)    $8,614,423
                 ==========  ==========  ==========    ==========

                              September 30, 1995
               -------------------------------------------------
                Amortized   Unrealized  Unrealized     Market
(In Thousands)    Cost        Gains      Losses         Value
----------------------------------------------------------------
Held to
  Maturity:
U.S. Treasury
  and Federal
  agency
  debentures... $   783,057  $  5,725   $  (2,433)   $   786,349
Mortgage-backed
  securities...   1,338,095     7,835     (11,365)     1,334,565
States and
  political
subdivisions...     445,770    22,543      (4,584)       463,729
Other..........     476,593     5,828      (1,758)       480,663
               -----------  ----------  ---------    -----------
  Total held to
    maturity...   3,043,515    41,931     (20,140)     3,065,306
Available for
  Sale:
U.S. Treasury
  and Federal
  agency
  debentures...   1,844,414     9,375     (20,994)     1,832,795
Mortgage-backed
  securities...   4,295,731    18,769     (48,846)     4,265,654
States and
  political
subdivisions...      29,905       433         (19)        30,319
Other..........   1,090,916   194,559     (25,413)     1,260,062
               -----------  ----------  ---------    -----------
  Total
    available
    for sale...   7,260,966   223,136     (95,272)     7,388,830
               -----------  ----------  ---------    -----------
  Total
  securities... $10,304,481  $265,067   $(115,412)   $10,454,136
               ===========  ==========  ==========   ===========

    For the nine months ended September 30, 1996 and 1995, gross gains of $91.5 million and $47.6 million, and gross losses of $10.3 million and $19.2 million were realized, respectively.
    At September 30, 1996, the unrealized appreciation in securities available for sale included in retained earnings totaled $79.4 million, net of tax, compared to unrealized appreciation of $83.1 million, net of tax, at September 30, 1995. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to earnings.









    For the nine months ended September 30, 1996 and 1995, the following represents the cash flows of the securities portfolio:

                             AVAILABLE       HELD TO
       (In Thousands)         FOR SALE       MATURITY        TOTAL
---------------------------------------------------------------------
1996:
  Purchases of securities... $2,316,574             --     $2,316,574
  Proceeds from sales of
    securities..............  3,085,369             --      3,085,369
  Proceeds from maturities
    of securities...........    865,144             --        865,144
1995:
  Purchases of securities... $4,869,222     $1,210,695     $6,079,917
  Proceeds from sales of
    securities..............  4,513,634             --      4,513,634
  Proceeds from maturities
    of securities...........    497,104        956,685      1,453,789

    At September 30, 1996, there were no securities of a single issuer which exceeded 10% of stockholders' equity other than U.S. Treasury securities and other U.S. government agencies.

7. BORROWED FUNDS

                    SEPTEMBER 30     Dec. 31      September 30
   (In Thousands)       1996           1995           1995
------------------------------------------------------------
U.S. Treasury demand
  notes and Federal
  funds
  borrowed-term.....  $1,441,676    $  391,765     $1,060,028
Federal Home Loan
  Bank Advances.....     605,061       955,461        898,938
Notes payable to
  Student Loan
  Marketing
  Association.......     300,000       600,000        600,000
Bank notes..........     754,556       654,547        539,524
Security repurchase
  agreements........     397,608     1,035,693      1,313,315
Military banking
  liabilities.......          --       109,401        146,503
Other...............      56,387        77,515         65,996
                    ------------    ----------    ------------
  Bank
    subsidiaries....   3,555,288     3,824,382      4,624,304
Commercial paper....     384,204       374,017        504,572
Other...............          42         9,806             47
                    ------------    ----------    ------------
  Other
    subsidiaries....     384,246       383,823        504,619
                    ------------    ----------    ------------
        Total.......  $3,939,534    $4,208,205     $5,128,923
                    ============    ==========    ============

8. CORPORATE LONG-TERM DEBT

                      SEPTEMBER 30   Dec. 31    September 30
    (In Thousands)        1996         1995         1995
------------------------------------------------------------
8 3/8% Notes due
 1996.................  $       --  $   99,987   $   99,966
Floating Rate Sub.
 Notes due 1997.......      74,994      74,980       74,975
Floating Rate Notes
 due 1997.............      49,977      49,962       49,957
9 7/8% Sub. Notes due
 1999.................      64,860      64,825       64,813
6.50% Sub. Notes due
 2000.................      99,809      99,777       99,765
8.50% Sub. Notes due
 2002.................      99,873      99,849       99,842
6 5/8% Sub. Notes due
 2004.................     249,040     248,942      248,910
7.20% Sub. Notes due
 2005.................     249,749     249,727      249,807
Other.................       2,148       2,561        2,881
                      ------------  ----------  ------------
  Total parent
    company...........     890,450     990,610      990,916
6.50% Sub. Notes due
 2003.................     199,505     199,451      199,432
7.25% Sub. Notes due
 2010.................     222,737     222,612      222,575
6.30% Sub. Notes due
 2011.................     200,000          --           --
Other.................       2,114       2,309        2,323
                      ------------  ----------  ------------
  Total
    subsidiaries......     624,356     424,372      424,330
                      ------------  ----------  ------------
        Total.........  $1,514,806  $1,414,982   $1,415,246
                      ============  ==========  ============

    A credit agreement with a group of banks, dated February 2, 1996, allows the Corporation to borrow up to $350 million until February 2, 2001. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at September 30, 1996.

9. STOCKHOLDERS' EQUITY

                     SEPTEMBER 30    Dec. 31    September 30
(Outstanding Shares)     1996         1995          1995
-------------------------------------------------------------
Preferred Stock, no
  par value,
  authorized
  5,000,000
  shares............           --      741,600       744,160
Common Stock, $4.00
  par value,
  authorized
  350,000,000
  shares............  222,645,087  211,571,079   213,223,386

    On March 5, 1996, the Corporation called for redemption its 8% Cumulative Convertible Preferred Stock, effective May 1, 1996. During the second quarter, all outstanding depositary shares of the 8% Cumulative Convertible Preferred Stock converted into common stock.
    In August 1996, National Processing, Inc. (NPI), a subsidiary of National City, issued 7,475,000 shares of its common stock in an underwritten public offering. The net proceeds from the transaction were retained by NPI to finance its internal business development needs. This capital transaction resulted in a $25.1 million increase in the carrying value of National City's interest in the net assets of NPI. National City owned 85.2% of NPI as of September 30, 1996.

10. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                      Nine Months Ended
                                        September 30
                                 ---------------------------
        (In Thousands)              1996            1995
------------------------------------------------------------
Applicable to income exclusive
  of security transactions.....   $ 218,107       $ 194,676
Applicable to security
  transactions.................      28,433           2,679
                                 -----------     -----------
        Total..................   $ 246,540       $ 197,355
                                 ===========     ===========

    The effective tax rate was approximately 31.1% and 29.9% for the nine months ended September 30, 1996 and 1995, respectively.

11. REGULATORY DIVIDENDS

    A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At September 30, 1996, bank subsidiaries had the ability to pay the Parent company, without prior regulatory approval, approximately $880.5 million of dividends. During the first nine months of 1996, dividends totaling $134.3 million were declared and $216.0 million of previously declared dividends were paid to the Parent company.

12. EARNINGS PER SHARE

    The calculation of net income per common share follows:

                              Three Months Ended       Nine Months
                                                          Ended
                                 September 30          September 30
        (In Thousands         ------------------    ------------------
  Except Per Share Amounts)     1996      1995        1996      1995
----------------------------------------------------------------------
PRIMARY:
 Net income.................. $185,822  $158,884    $545,518  $462,331
 Less preferred dividend
   requirements..............       --     3,720       4,028    11,162
                              --------  --------    --------  --------
 Net income applicable to
   common stock.............. $185,822  $155,164    $541,490  $451,169
                              ========  ========    ========  ========
 Average common shares
   outstanding...............  226,152   216,124     221,494   214,842
                              ========  ========    ========  ========
 Primary net income per
   common share..............     $.82      $.72       $2.44     $2.10
                              ========  ========    ========  ========
ASSUMING FULL DILUTION:
 Net income.................. $185,822  $158,884    $545,518  $462,331
                              ========  ========    ========  ========
 Average common shares
   outstanding...............  226,152   216,124     221,494   214,842
 Stock option adjustment.....      220        75         148        75
 Preferred stock
   adjustment................       --     8,870       3,572     8,870
                              --------  --------    --------  --------
 Average common shares
   outstanding, as
   adjusted..................  226,372   225,069     225,214   223,787
                              ========  ========    ========  ========
 Fully diluted net income per
   common share..............     $.82      $.71       $2.42     $2.07
                              ========  ========    ========  ========

    The stock option adjustment in the calculation of fully diluted common shares outstanding represents the assumed exercise of all outstanding stock options as of the beginning of year or date of grant, if later, computed using the treasury stock method.
    The preferred stock adjustment in the calculation of fully diluted common shares outstanding represents the conversion impact of the 8% Cumulative Convertible Preferred Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY

     Fully diluted net income per common share was $.82 for the quarter ended September 30, 1996, an increase of 15% over the $.71 for the corresponding quarter last year. Net income for the quarter ended September 30, 1996 was $185.8 million versus $158.9 million earned in the quarter ended September 30, 1995.

     Fully diluted net income per common share was $2.42 for the first nine months, up 17% over the $2.07 earned in 1995. Net income for the first nine months was $545.5 million, compared to $462.3 million in the prior year.

     All prior period data have been restated as required to reflect the pooling-of-interests merger with Integra Financial Corporation, completed on May 3, 1996.

     Returns on average common equity for the third quarter and first nine months of 1996 were 17.55% and 17.82%, respectively, compared with 16.75% and 17.30% for the same periods in 1995. Returns on average assets for the third quarter and year-to-date 1996 were 1.53% and 1.50%, respectively, compared with 1.28% and 1.30% for the same periods in 1995.

     Net income for the quarter and first nine months increased from a year ago due to solid revenue growth from both net interest income and fee income sources. The increase in net interest income was the result of higher loan balances and a wider net interest margin. Noninterest income was higher due to an increase in fee-related revenue in all lines of business.

     Noninterest expense, excluding merger-related charges, decreased for the third quarter and first nine months of 1996 when compared with those same periods in the prior year. Noninterest expense in 1996 includes the operating expense of purchase acquisitions made during the second half of 1995. Excluding the merger-related charges and the timing effect of 1995 purchase acquisitions, noninterest expense for the first nine months of 1996 decreased by 2% from the same period a year ago.

     Offsetting the merger charges were security gains of $81.2 million for the first nine months of 1996, primarily from the sale of equity securities. Security gains for the first nine months of 1995 were $28.4 million.

UNIT PROFITABILITY

     The financial performance of National City is monitored by an internal profitability measurement system which produces line-of- business results and key performance measures. National City's major business units include corporate banking, retail banking and fee-based businesses. The fee-based businesses include trust, mortgage banking and item processing.
     Table 1 presents profitability contributions by the Corporation's major units to consolidated results. Unit profitability is determined based on an internal accounting process. Unlike generally accepted accounting principles, no authoritative guidance exists for internal financial accounting and reporting. National City's internal accounting process is based on practices which support the management structure of the Corporation. Expenses for centrally provided services are allocated based on estimated usage of those services. Lending and deposit-taking activities are match-funded to remove the effects of interest rate risk from those activities. Capital has been allocated among the businesses on a risk-adjusted basis. Methodologies may change from time to time as accounting systems are enhanced or business products change.
     The decline in corporate banking net income was due primarily to tighter spreads and management's decision to increase the loan loss provision in excess of losses during the first nine months of 1996.
     The increase in retail banking was due to strong loan growth and continued favorable spreads on core deposit accounts.

TABLE 1: UNIT PROFITABILITY
                                        NINE MONTHS ENDED        Nine months ended
                                        SEPTEMBER 30, 1996       September 30, 1995
                                       --------------------     --------------------
                                        NET       RETURN ON      Net       Return on
       (Dollars in Millions)           INCOME      EQUITY       Income      Equity
------------------------------------------------------------------------------------
Corporate banking..................    $129.4       20.55%      $141.2       22.81%
Retail banking.....................    342.7        25.78       265.2        21.42
Fee-based businesses...............     74.4        21.76        66.2        21.89
Parent and other...................     (1.0)          --       (10.3)          --
                                       ------                   ------
    Total..........................    $545.5       17.82%      $462.3       17.30%
                                       ======                   ======

     The increased net income in the fee-based businesses reflects solid revenue growth in item processing, higher mortgage banking origination income and improving trust results. The first nine months of 1995 results included $19.6 million from gains on the sale of mortgage servicing rights, further affecting comparisons.

EARNING ASSETS AND
INTEREST-BEARING LIABILITIES
     Average earning assets totaled $43,952 million for the third quarter of 1996, down from $44,273 million for the second quarter of 1996 and $45,125 million for the third quarter of 1995. The decrease from these prior periods is attributable to the decline in the securities portfolio which has more than offset loan growth.
     Average interest-bearing liabilities decreased in the third quarter compared with the second quarter of 1996 and the third quarter of 1995 due to a decline in other borrowings. While total average interest-bearing deposits remained at a relatively consistent level with the second quarter of 1996 and the third quarter of prior year, there was a shift in funds from time and savings accounts to NOW and money market accounts.

NET INTEREST INCOME
     Tax equivalent net interest income increased to $494.8 million in the third quarter of 1996 versus $471.4 million for the corresponding quarter in 1995. For the first nine months of 1996, taxable equivalent net interest income increased 6.0% to $1,470.3 million from $1,387.5 million in 1995.
     The net interest margin was 4.50% for the quarter ended September 30, 1996, compared with 4.45% for the quarter ended June 30, 1996 and 4.18% a year ago. The wider net interest margin relative to previous quarters is due primarily to a lower overall cost of interest-bearing funds, the positive impact of the derivatives portfolio (see Table 2), and an increased benefit from noninterest-bearing funds. Average noninterest-bearing deposits increased $255 million from the third quarter of 1995.

     During the third quarter of 1996, the notional outstandings of interest rate swap agreements increased by $391 million to $11.4 billion. During the quarter, $350 million of swaps were added to effectively convert variable rate loans to fixed rate; $241 million of swaps were added to effectively convert fixed rate debt to variable rate; $304 million of swaps were added to hedge securities added to the investment portfolio; $47 million of swaps were added to reduce the price risk of mortgage servicing rights; and $176 million of swaps were added to facilitate interest rate risk management at third parties. A total of $727 million of swaps matured or were terminated during the quarter. The notional amount of interest rate caps and floors decreased by $498 million due to maturities of existing contracts. The net unrealized losses in the derivative portfolio were $26 million at September 30, 1996, compared to unrealized losses of $95 million at June 30, 1996.
     Management attempts to prevent adverse swings in current and future net interest income and capital resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, income simulation and net present value analyses.
     At September 30, 1996, the Corporation's interest-rate risk position remained modestly liability sensitive. The earnings simulation model projects that net income would decrease by 0.5% if market rates rise gradually by

TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO
                                                               Nine months ended
                                                                 September 30
                                                         -----------------------------
                    (In Millions)                           1996              1995
--------------------------------------------------------------------------------------
Interest adjustment to loans.........................       $17.0            $ (11.6)
Interest adjustment to securities....................         (.2)              (3.7)
                                                            -----            -------
  Interest adjustment to earning assets..............        16.8              (15.3)
Interest adjustment to interest-bearing
  liabilities........................................       (14.2)              (8.4)
                                                            -----            -------
  Effect on net interest income......................       $31.0            $  (6.9)
                                                            =====            =======

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.


TABLE 3: FULL-TIME EQUIVALENT STAFFING AND OVERHEAD PERFORMANCE MEASURES
                                           SEPTEMBER 30, 1996                         September 30, 1995
                                 --------------------------------------     --------------------------------------
                                 FULL-TIME                                  Full-Time
                                 EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                                   STAFF         RATIO         RATIO          Staff         Ratio         Ratio
-------------------------------------------------------------------------------------------------------------------
Corporate and retail banking....   15,839         39.45%        52.04%        16,534         46.16%        57.33%
Fee-based businesses............    9,222            --         68.85          8,202            --         69.78
Corporate staff.................    1,248            --            --          1,310            --            --
                                   ------                                     ------
   Total........................   26,309         43.27%        63.95%        26,046         47.06%        65.81%
                                   ======                                     ======
Excluding merger charges........                  38.19%        60.72%                       46.77%        65.62%

      TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS
                                           Third Quarter           First Nine Months
                                         1996         1995         1996         1995
      --------------------------------------------------------------------------------
      Commercial........................ .11 %        .14 %        .25 %        .11 %
      Real estate -- construction....... (.13)        (.03)        (.21)        .38
      Real estate -- commercial......... .06          .23          (.03)        .53
      Real estate -- residential........ .05           --          .05          .02
      Home equity....................... .14          .14          .12          .05
      Consumer.......................... .76          .38          .59          .30
      Credit card....................... 4.38         3.68         3.75         3.74
      Total net charge-offs to average
        loans........................... .44 %        .33 %        .40 %        .34 %

      TABLE 5: NONPERFORMING ASSETS
                                                SEPT 30     December 31    Sept 30
                    (In Millions)                 1996         1995          1995
      ----------------------------------------------------------------------------
      Commercial:
        Nonaccrual.............................. $ 91.8        $103.0       $ 79.0
        Restructured............................     .1            .1           .1
                                                 ------        ------       ------
          Total commercial......................   91.9         103.1         79.1
      Real estate related:
        Nonaccrual..............................   61.5          80.2         97.4
        Restructured............................    3.0           4.1          5.0
                                                 ------        ------       ------
          Total real estate related.............   64.5          84.3        102.4
                                                 ------        ------       ------
          Total nonperforming loans.............  156.4         187.4        181.5
      Other real estate owned (OREO)............   20.2          21.4         23.6
                                                 ------        ------       ------
      Nonperforming assets...................... $176.6        $208.8       $205.1
                                                 ======        ======       ======
      Loans 90 days past-due accruing
        interest................................ $115.3        $ 57.6       $ 66.3
                                                 ======        ======       ======
      Nonperforming assets plus loans 90 days
        past due accruing interest.............. $291.9        $266.4       $271.4
                                                 ======        ======       ======
      Nonperforming assets to loans and OREO....   .49%          .62%         .61%
      Nonperforming assets plus accruing loans
        90 days past due to loans...............   .82%          .77%         .81%

      TABLE 6: CAPITAL AND CAPITAL/ASSET RATIOS
                                        SEPT 30, 1996             Dec 31, 1995            Sept 30, 1995
             (In Millions)            AMOUNT       RATIO       Amount       Ratio       Amount       Ratio
      ------------------------------------------------------------------------------------------------------
      Total equity1..............    $4,336.2       8.88 %    $4,063.8       8.04 %    $3,946.5       7.99 %
      Common equity1.............     4,336.2       8.88       3,878.4       7.67       3,760.4       7.61
      Tangible common equity2....     3,826.5       7.92       3,360.6       6.72       3,251.1       6.65
      Tier 1 capital3............     3,943.8      10.36       3,546.4       9.14       3,522.8       9.39
      Total risk-based
        capital4.................     5,739.9      15.08       5,228.4      13.47       5,188.3      13.84
      Leverage ratio5............     3,943.8       8.22       3,546.4       7.26       3,522.8       7.18

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


two percentage points over the next year, relative to a stable rate scenario. In an environment where market rates fall gradually by two percentage points over the next year, the model projects an increase in net income of 0.4%, relative to a stable rate scenario. At the end of the second quarter, the corresponding changes were a decrease in net income of 2.3% in the rising-rate environment and increase of 1.1% in the falling-rate environment. The cumulative one-year gap was (11.2%) of adjusted earning assets at September 30, 1996. The Corporation's net present value model indicates that a two percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cash flows by an amount equal to 1.7% of total assets at the end of the quarter.

FEES AND OTHER INCOME
     Total fees and other income was $292.7 million for the quarter ended September 30, 1996, versus $264.2 million for the third quarter of 1995. The increase was due primarily to increased brokerage revenue, credit card fees, service charges on deposits and item processing fees. Brokerage revenue increased as a direct result of the Raffensperger, Hughes & Co., Inc. purchase acquisition which was completed July 13, 1995. The increase in credit card fees was primarily due to servicing revenue from a $440 million credit card securitization transaction which closed in September 1995.
     Effective January 1, 1996, the Corporation adopted SFAS 122, "Accounting for Mortgage Servicing Rights." The adoption of this statement has had a positive effect on mortgage banking revenue and net income in 1996 as the capitalization of originated mortgage servicing rights and resulting immediate income recognition has exceeded the amortization of such assets.
     Third quarter and year-to-date 1996 other income includes a $6.0 million gain on the sale of branches. The first nine months of 1995 included $19.6 million of gains on the sale of mortgage servicing and a $9.2 million gain on the sale of credit card receivables in September.

NONINTEREST EXPENSE
     Noninterest expense was $474.1 for the quarter ended September 30, 1996, compared to $489.0 million for the corresponding quarter in 1995.
     Year-to-date noninterest expense was $1,479.7 million, compared to $1,413.8 million for the same period in 1995. Noninterest expense excluding merger charges totaled $1,405.0 million and $1,409.8 million for the nine months ended September 30, 1996 and 1995, respectively. Comparatively, 1996 noninterest expense reflects increased expenses resulting from purchase acquisitions completed in the second half of 1995 as well as increased salaries and benefits due to growth in certain business units, offset by a reduction in assessments on insured deposits. Excluding merger charges, there were no significant unusual expense items during the first nine months of 1996.
     During the third quarter of 1996, legislation was passed which imposed a special assessment on certain thrift deposits. This legislation did not have a significant impact on financial position or results of operations.
     The efficiency ratio, defined as noninterest expense as a percentage of fee income plus tax equivalent net interest income, was 60.72% for the first nine months of 1996, compared to 65.62% a year ago, excluding merger charges.
     The overhead ratio, defined as noninterest expense less fee income as a percentage of tax equivalent net interest income, was 38.19% for the first nine months of 1996, compared to 46.77% a year ago, excluding merger charges.
     Table 3 shows full-time equivalent staff and the efficiency and overhead ratios within the Corporation's major units.
     Total staff at September 30, 1996 increased from a year ago due mainly to growth in the item processing business which was partially offset by staff banking and corporate reductions related to the Integra merger.

ASSET QUALITY
     The allowance for loan losses was $709.8 million at September 30, 1996, representing 1.99% of loans outstanding. This loan loss reserve ratio compares with 2.05% at year-end 1995 and 2.14% at September 30, 1995.
     The provision for loan losses increased to $38.6 million for the third quarter of 1996 and $108.0 million year-to-date, from $32.2 million and $86.3 million for the same periods in 1995, respectively.
     Net charge-offs were $38.5 million and $27.5 million for the quarters ended September 30, 1996 and 1995, respectively, and $104.1 million and $82.1 million, respectively, for the first nine months of 1996 and 1995.
     Table 4 shows net charge-offs as a percentage of average loans by portfolio type.
     Table 5 summarizes nonperforming assets and related data.
     Nonperforming assets plus accruing loans 90 days past due totaled $291.9 million as of September 30, 1996, or .82% of loans. Compared to prior periods, general consumer delinquencies account for the increase from .77% and .81% of loans as of
December 31, 1995, and
September 30, 1995, respectively.
     Nonperforming assets as a percentage of loans and OREO were .49% at September 30, 1996, compared with .61% a year ago and .62% at December 31, 1995.

CAPITAL
     Table 6 reflects various measures of capital at quarter-end. Book value per common share was $19.48 at September 30, 1996 compared with originally reported book value per share of $18.21 at September 30, 1995, and $18.80 at December 31, 1995. The book value per common share at September 30, 1996, September 30, 1995, and December 31, 1995, included $.36, $.39, and $.93, respectively, related to market value appreciation of securities available for sale.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                   Three Months            Nine Months
                  (Dollars In Millions)                         Ended September 30     Ended September 30
---------------------------------------------------------------------------------------------------------------
                                                                  1996         1995         1996         1995
                                                                --------     --------     --------     --------
ASSETS
Earning Assets:
  Loans:
    Commercial................................................  $ 12,050     $ 11,746     $ 12,244     $ 11,440
    Real estate mortgage--nonresidential......................     3,494        3,537        3,338        3,476
    Real estate mortgage--residential.........................     7,253        7,105        7,263        6,727
    Mortgage loans held for sale..............................       220          250          217          170
    Consumer..................................................     8,913        8,415        8,598        8,132
    Revolving credit..........................................     3,194        2,511        3,109        2,452
                                                                --------     --------     --------     --------
      Total loans.............................................    35,124       33,564       34,769       32,397
  Securities..................................................     8,389       10,889        8,814       10,324
  Federal funds sold and security resale agreements...........       366          356          445          472
  Trading account assets......................................        24           43           25           53
  Eurodollar time deposits in banks...........................        --            7           23            2
  Other short-term money market investments...................        49          266           64          243
                                                                --------     --------     --------     --------
      Total earning assets....................................    43,952       45,125       44,140       43,491
Allowance for loan losses.....................................      (709)        (721)        (707)        (719)
Market value appreciation of securities available for sale....        49          112          153           59
Cash and demand balances due from banks.......................     2,341        2,358        2,423        2,363
Properties and equipment......................................       592          596          590          576
Customers' acceptance liability...............................        68           86           64           99
Accrued income and other assets...............................     1,991        1,870        1,962        1,845
                                                                --------     --------     --------     --------
      Total assets............................................  $ 48,284     $ 49,426     $ 48,625     $ 47,714
                                                                 =======      =======      =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits.............................................  $  6,347     $  6,092     $  6,319     $  6,015
  NOW and money market accounts...............................     9,004        8,561        9,050        8,400
  Savings accounts............................................     4,135        4,384        4,163        4,512
  Time deposits of individuals................................    13,875       14,062       13,793       13,671
  Other time deposits.........................................       597          514          640          518
  Deposits in overseas offices................................       994        1,191          833        1,586
                                                                --------     --------     --------     --------
      Total deposits..........................................    34,952       34,804       34,798       34,702
  Federal funds borrowed and security repurchase agreements...     3,393        3,314        3,528        3,029
  Borrowed funds..............................................     3,256        5,192        3,703        4,364
  Acceptances outstanding.....................................        68           86           64           99
  Accrued expenses and other liabilities......................       887          814          889          731
  Corporate long-term debt....................................     1,515        1,354        1,509        1,117
                                                                --------     --------     --------     --------
      Total liabilities.......................................    44,071       45,564       44,491       44,042
Stockholders' Equity:
  Preferred stock.............................................        --          186           76          186
  Common stock................................................     4,213        3,676        4,058        3,486
                                                                --------     --------     --------     --------
      Total stockholders' equity..............................     4,213        3,862        4,134        3,672
                                                                --------     --------     --------     --------
      Total liabilities and stockholders' equity..............  $ 48,284     $ 49,426     $ 48,625     $ 47,714
                                                                 =======      =======      =======      =======

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

               (Dollars In Millions)                                  Daily Average Balance
----------------------------------------------------------------------------------------------------------
                                                                   1996                        1995
                                                       -----------------------------    ------------------
                                                        THIRD     Second      First     Fourth      Third
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $12,050    $12,476    $12,209    $11,926    $11,746
    Real estate mortgage............................    10,967     10,724     10,762     10,930     10,892
    Consumer........................................    12,107     11,671     11,341     11,033     10,926
                                                       -------    -------    -------    -------    -------
      Total loans...................................    35,124     34,871     34,312     33,889     33,564
  Securities:
    Taxable.........................................     7,406      7,698      8,154      8,829      9,682
    Tax-exempt......................................       983      1,097      1,109      1,158      1,207
                                                       -------    -------    -------    -------    -------
      Total securities..............................     8,389      8,795      9,263      9,987     10,889
  Federal funds sold................................       110        184        165         89         85
  Security resale agreements........................       256        309        315        458        271
  Eurodollar time deposits in banks.................        --         60          9         --          7
  Short-term money market investments...............        73         54        139        223        309
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    43,952     44,273     44,203     44,646     45,125
Market value appreciation of securities available
  for sale..........................................        49        114        298        201        112
Allowance for loan losses...........................      (709)      (705)      (706)      (723)      (721)
Cash and demand balances due from banks.............     2,341      2,447      2,482      2,451      2,358
Properties and equipment............................       592        589        588        600        596
Customers' acceptance liability.....................        68         59         66         65         86
Accrued income and other assets.....................     1,991      2,000      1,899      1,977      1,870
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $48,284    $48,777    $48,830    $49,217    $49,426
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................   $ 9,004    $ 9,171    $ 8,976    $ 8,826    $ 8,561
  Savings accounts..................................     4,135      4,180      4,174      4,247      4,384
  Time deposits of individuals......................    13,875     13,725     13,780     14,131     14,062
  Other time deposits...............................       597        624        701        523        514
  Deposits in overseas offices......................       994        720        792        707      1,191
  Federal funds borrowed............................       983        959      1,016      1,491      1,425
  Security repurchase agreements....................     2,410      2,525      2,697      1,915      1,889
  Borrowed funds....................................     3,256      3,944      3,913      4,623      5,192
  Corporate long-term debt..........................     1,515      1,515      1,497      1,415      1,354
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    36,769     37,363     37,546     37,878     38,572
  Non-interest bearing deposits.....................     6,347      6,373      6,238      6,313      6,092
  Acceptances outstanding...........................        68         59         66         65         86
  Accrued expenses and other liabilities............       887        884        889        980        814
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    44,071     44,679     44,739     45,236     45,564
      Stockholders' equity..........................     4,213      4,098      4,091      3,981      3,862
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $48,284    $48,777    $48,830    $49,217    $49,426
                                                       =======    =======    =======    =======    =======
Net interest income.......................................................................................
Interest spread...........................................................................................
Contribution of non-interest bearing sources of funds.....................................................
Net interest margin.......................................................................................

                      Quarterly Interest                                        Average Annualized Rate
    -------------------------------------------------------     -------------------------------------------------------
                 1996                          1995                          1996                          1995
    -------------------------------     -------------------     -------------------------------     -------------------
     THIRD      Second       First      Fourth       Third       THIRD      Second       First      Fourth       Third
    QUARTER     Quarter     Quarter     Quarter     Quarter     QUARTER     Quarter     Quarter     Quarter     Quarter
    -------     -------     -------     -------     -------     -------     -------     -------     -------     -------
    $257.8      $263.7      $254.3      $258.7      $256.4        8.51%       8.50%       8.37%       8.68%       8.73%
     223.9       223.6       224.5       226.3       226.2        8.17        8.34        8.34        8.28        8.31
     290.3       279.7       277.1       268.2       271.4        9.55        9.63        9.82        9.72        9.94
    ------      ------      ------      ------      ------
     772.0       767.0       755.9       753.2       754.0        8.76        8.83        8.84        8.89        9.05
     120.4       129.4       133.7       143.0       161.0        6.50        6.60        6.57        6.48        6.65
      16.8        19.7        20.5        19.5        17.8        6.88        7.17        7.39        6.74        5.90
    ------      ------      ------      ------      ------
     137.2       149.1       154.2       162.5       178.8        6.54        6.67        6.67        6.51        6.57
       1.6         2.4         2.3         1.3         1.2        5.67        5.37        5.49        5.87        5.65
       3.4         4.1         4.4         6.7         4.7        5.26        5.31        5.63        5.82        5.89
        --          .8          .1          --          .1          --        5.61        5.18          --        5.89
       1.1          .9          .7         3.2         4.3        5.70        5.60        4.98        5.74        5.57
    ------      ------      ------      ------      ------
    $915.3      $924.3      $917.6      $926.9      $943.1        8.31%       8.35%       8.33%       8.30%       8.36%
    $ 63.6      $ 62.7      $ 62.1      $ 60.8      $ 59.1        2.81%       2.75%       2.78%       2.76%       2.76%
      26.8        27.2        27.7        29.0        30.3        2.58        2.62        2.67        2.73        2.76
     195.3       191.2       195.8       208.7       206.2        5.60        5.59        5.72        5.91        5.87
       6.7         7.7         9.0         7.1         7.1        4.48        4.95        5.14        5.47        5.50
      13.2         8.9        10.3         9.8        17.1        5.26        4.98        5.21        5.51        5.71
      15.8        15.6        17.4        26.5        24.6        6.39        6.54        6.88        7.11        6.91
      34.6        28.1        24.8        24.8        24.0        5.72        4.49        3.72        5.18        5.08
      39.5        63.5        62.8        69.5        79.3        4.82        6.67        6.44        6.01        6.11
      25.0        24.7        26.9        24.8        24.0        6.58        6.12        7.24        7.01        7.09
    ------      ------      ------      ------      ------
    $420.5      $429.6      $436.8      $461.0      $471.7        4.55%       4.62%       4.68%       4.87%       4.89%
    $494.8      $494.7      $480.8      $465.9      $471.4
    ======      ======      ======      ======      ======
 ...........................................................       3.76%       3.73%       3.65%       3.43%       3.47%
 ...........................................................        .74         .72         .70         .74         .71
                                                                -------     -------     -------     -------     -------
 ...........................................................       4.50%       4.45%       4.35%       4.17%       4.18%
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

CORPORATE HEADQUARTERS

     National City Center
     1900 East Ninth Street
     Cleveland, Ohio 44114-3484
     (216) 575-2000

TRANSFER AGENT AND REGISTRAR

     National City Bank
     Corporate Trust Operations
     Department 5352
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

INVESTOR INFORMATION

     Julie I. Sabroff, Assistant Vice President
     Investor Relations
     Department 2145
     P.O. Box 5756
     Cleveland, Ohio 44101-0756
     1-800-622-4204

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

                         NATIONAL CITY CORPORATION (R)



                        FORM 10-Q -- SEPTEMBER 30, 1996

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: October 31, 1996


                                                          /s/ ROBERT G. SIEFERS
                                                -------------------------------
                                                              Robert G. Siefers
                                                       Executive Vice President
                                                        Chief Financial Officer
                                                    (Duly Authorized Signer and
                                                   Principal Financial Officer)

NATIONAL CITY CORPORATION (R)
                                                   ---------------
                                                  |               |
                                                  |   Bulk Rate   |
National City Center                              |  U.S. Postage |
1900 East Ninth Street                            |      PAID     |
Cleveland, Ohio 44114- 3484                       | National City |
                                                  |  Corporation  |
                                                  |               |
                                                   ---------------