Form 10-K405
period 1996-12-31
NATIONAL CITY CORP
filed 1997-01-30
CIK 69970

                                     1996
                                ANNUAL REPORT


                                  [GRAPHICS]





                                                               NATIONAL CITY (R)

1996 ANNUAL REPORT

CORPORATE PROFILE

 National City Corporation is a $51 billion diversified financial services company based in Cleveland, Ohio. National City operates banks and other financial service subsidiaries principally in Ohio, Kentucky, Indiana and Pennsylvania. National City subsidiaries provide financial services that meet a wide range of customer needs, including commercial and retail banking, trust and investment services, item processing, mortgage banking, and credit card processing.

-------------------------------------------------------------------------------

ANNUAL MEETING

 The Annual Meeting of Stockholders will be on Monday, April 14, 1997 at 10:00 a.m.:

     National City Center
     1900 East Ninth Street, 4th Floor
     Cleveland, OH 44114

FINANCIAL HIGHLIGHTS

-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)               1996              1995         Percent Change
-----------------------------------------------------------------------------------------------------------
FOR THE YEAR:
   Net Income                                                  $736,630         $591,460            25%
   Preferred Dividend Requirements                                4,028           14,830           (73)
   Net Income Applicable to Common Stock                        732,602          576,630            27
   Net Income Per Common Share:
       Primary                                                     3.29             2.68            23
       Fully Diluted                                               3.27             2.64            24
   Dividends Paid Per Common Share                                 1.47             1.30            13
-----------------------------------------------------------------------------------------------------------
   Return on Average Common Equity                                17.69%           16.18%
   Return on Average Assets                                        1.51             1.23
-----------------------------------------------------------------------------------------------------------
   Average Shares -- Primary                                222,674,326      215,097,124             4%
   Average Shares -- Fully Diluted                          225,503,431      224,004,487             1
-----------------------------------------------------------------------------------------------------------
AT YEAR END:
   Assets                                                   $50,855,835      $50,541,845             1%
   Loans                                                     35,830,068       34,465,826             4
   Securities                                                 8,997,322       10,344,988           (13)
   Deposits                                                  35,999,747       35,580,967             1
   Common Stockholders' Equity                                4,432,063        3,878,446            14
   Stockholders' Equity                                       4,432,063        4,063,846             9
-----------------------------------------------------------------------------------------------------------
   Equity to Assets Ratio                                          8.71%            8.04%
   Tier 1 Capital Ratio                                            9.84             9.14
   Total Risk-Based Capital Ratio                                 14.79            13.47
   Leverage Ratio                                                  8.16             7.26
-----------------------------------------------------------------------------------------------------------
   Book Value Per Common Share                                   $19.86           $18.33             8%
   Market Value Per Common Share                                  44.88            33.13            35
-----------------------------------------------------------------------------------------------------------
   Common Shares Outstanding                                223,198,494      211,571,079             5
   Common Stockholders of Record                                 36,153           37,827            (4)
   Full-Time Equivalent Employees                                26,256           25,913             1
-----------------------------------------------------------------------------------------------------------

Note: All prior period amounts, except for dividends paid per share and market value per share, have been restated to reflect the pooling-of-interests transaction with Integra Financial Corporation which closed May 3, 1996.

--------------------------------------------------------------------------------

ANNUAL TOTAL RETURN
National City vs. S&P 500

20 Yrs: 12/76-12/96      16.0%      14.5%              CONTENTS

15 Yrs: 12/81-12/96      22.2%      16.8%       To Our Stockholders...........2

10 Yrs: 12/86-12/96      16.6%      15.3%       Financial Review..............5

5  Yrs: 12/91-12/96      24.4%      15.20%      Financial Statements and
                                                   Notes......................22
1  Yrs: 12/95-12/96      40.7%      22.9%
                                                Form 10-K.....................42

                                                Board of Directors/Officers...46

                                                Corporate Directory...........48

TO OUR STOCKHOLDERS
===============================================================================

[PICTURE]

From left: David A. Daberko, Chairman & Chief Executive Officer;
           William R. Robertson, President;
           Vincent A. DiGirolamo, Vice Chairman

     The year 1996 was an exciting and eventful one for National City. We achieved record earnings, successfully completed the largest acquisition in our history, and directly addressed the major strategic issues in a number of our businesses.

     Net income for 1996 was a record $736.6 million, or $3.27 per share, and 23.9% higher than 1995. Return on equity was 17.7% on a capital base that is one of the strongest in the industry. Total revenues, excluding security gains, grew 8.8%, while overhead expenses, excluding one-time merger costs, were flat. The provision for loan losses fully covered net loan charge-offs, so that reserve balances were maintained. Credit quality, long a National City hallmark, continues to be excellent both in absolute terms and relative to the industry.

     National City stock closed the year at $44.88 per share, representing a total return to investors (price appreciation plus dividends) of 40.7% for the year. Over the last five years, National City stock has outperformed both the banking industry and the general market as measured by the S&P Regional Bank Index and the S&P 500 Index, respectively.

     The reported numbers include the results of Integra Financial Corporation, a $14 billion Pittsburgh-based banking company which merged with National City in a pooling-of-interests transaction consummated in May. This merger was the most successful in our history. As of June 1996, less than 30 days after closing, the new National City Bank of Pennsylvania made its debut, with all systems and procedures of the former Integra Bank converted to National City's single operating system. While the cost savings achieved from merger integration enhance the initial return from this transaction, the real payoff is the opportunity for revenue growth -- marketing National City products and services in the western Pennsylvania market. It is clear that our earnings, and our growth rate, will benefit from this acquisition for years to come.

     As we outlined in last year's letter, our principal business strategy is to capture a greater "share-of-wallet" by selling more products to existing customers and therefore realize the maximum long-term value of the customer relationship. To do so requires that we understand our customers' needs, organize ourselves to meet those needs cost-effectively, and market the right products and services through the appropriate delivery channels. In retail banking, we are using sophisticated information management techniques to better understand and predict customer needs and behaviors. In corporate banking, we have automated the routine aspects of the credit administration process, and we are using a team selling approach to bring an impressive array of capital markets, cash management, and other corporate service capabilities to our large base of middle-market clientele.

     In addition, to better serve the growing base of affluent individuals and households, we created the Private Client Group which combines the former personal trust and private banking divisions into a single customer-driven entity. The remainder of the former Trust Group, principally asset management, employee benefits and corporate trust services, has been reorganized into Institutional Trust, focusing on corporate clients and providing investment management services to the Private Client Group.

     Behind these initiatives is a financial performance culture which emphasizes achieving the highest sustainable return on equity in each business. The core banking businesses are already earning a high return. This year we also addressed strategic challenges in the nonbank businesses.

     For example, National City has long been an efficient and high-quality servicer of mortgages, but mortgage origination volume has been insufficient to maintain a critical mass of servicing. We have renewed our commitment to this business and are seeking ways to increase mortgage originations, including faster turnaround of applications and acquisitions. This month we announced the acquisition of a mortgage origination network which will increase annual origination volume by over fifty percent.

Commitment to Shareholder Value

-------------------------------------------------------------------------------

National City achieved a 17.7% return on equity in 1996 on an exceptionally strong capital base.

-------------------------------------------------------------------------------

Net income per share grew 23.9% in 1996 to $3.27 from $2.64 in 1995, a record.

-------------------------------------------------------------------------------

In December 1996, the annual indicated dividend increased 11.6% to $1.64 per share, compared to $1.47 per share paid in 1996. This continues our pattern of semi-annual dividend increases over the past four years.

-------------------------------------------------------------------------------

Total return on National City stock over the past five years has exceeded that of the S&P Super Regional Bank Index and the S&P 500 Index by 22.8% and 93.7%, respectively.

-------------------------------------------------------------------------------

Share ownership requirements further align management's interests with those of stockholders.

     In August, our National Processing Company (NPC) subsidiary made a successful initial public stock offering, highlighting the "hidden value" in this profitable, fast-growing specialty business. National City continues to own 85% of NPC and the stock trades on the New York Stock Exchange under the symbol "NAP." As an aside, the current market value of National City's investment in NPC exceeds the entire purchase price of First Kentucky National Corporation in 1988, of which NPC was a relatively small subsidiary.

     In November, we exited the private label credit card business with the sale of our $400 million private label portfolio. The business had not met our return targets for the last several years. Going forward, our credit card focus will be narrowed to marketing to our natural bank customer base in the four-state region; back-office processing operations will be outsourced in 1997.

     The purpose of these strategies and actions is to generate superior value for our stockholders. We are committed to taking National City to the next level of performance in terms of return on equity and consistent high growth in earnings per share. Our balance sheet is solid, and we have more than adequate capital to invest in high-return businesses, either internally or through acquisition. In December, we increased the quarterly dividend to $.41 per share, continuing our pattern of semi-annual dividend increases since 1993. At the same time, following a reevaluation of our capital position, we announced a five-million share stock repurchase program. We will continue to evaluate capital needs and alternatives carefully.

     Although the economy and interest rates may present some unanticipated challenges in 1997, the fundamentals of our main operating businesses and markets are sound. To remain successful, we must execute flawlessly in sales and customer service, utilization of technology, risk management, cost control, and deployment of capital. To assure that our employees are focused on the right things, we have and will continue to emphasize merit-based and incentive-based variable compensation over the traditional fixed salary. We have also encouraged all employees to own more National City stock, and have established formal ownership requirements for senior officers and directors. These programs are indicative of our desire to foster a performance culture in which National City employees and management are both customer- and shareholder-oriented. The beneficiaries of this environment will be our customers, our employees and, most importantly, our shareholders.


     /s/ David A. Daberko
     David A. Daberko
     January 22, 1997

FINANCIAL REVIEW

EARNINGS SUMMARY
National City Corporation reported record net income of $736.6 million in 1996, compared with $591.5 million in 1995 and $598.5 million in 1994. Fully diluted earnings per share increased 23.9% in 1996 to $3.27, compared with $2.64 in 1995 and $2.60 in 1994.
   Return on average common equity was 17.69% in 1996, up from 16.18% in 1995 and 17.31% in 1994 (Chart 2). Return on average assets was 1.51% in 1996 versus 1.23% in 1995 and 1.35% in 1994 (Chart 3). The 1996 results reflect solid net interest income, growing noninterest income and demonstrated expense management.
   National City's results for all prior periods have been restated to include the results of Integra Financial Corporation ("Integra"). Integra was merged with National City, effective May 3, 1996, and was accounted for using the pooling-of-interests method of accounting.
   The following table reconciles the major changes in fully diluted net income per common share:

--------------------------------------------------------------------
                                                   1996      1995
                                                    VS        vs
                                                   1995      1994
--------------------------------------------------------------------
NET INCOME PER COMMON SHARE, PRIOR YEAR           $2.64     $2.60
 Increase (decrease) from changes in:
 Net interest income                                .33       .11
 Provision for loan losses                         (.09)     (.01)
 Fee and other income                               .40       .15
 Noninterest expense                               (.21)     (.39)
 Security gains                                     .22       .04
 Shares outstanding and taxes                      (.02)      .14
-------------------------------------------------------------------
NET INCOME PER COMMON SHARE, CURRENT YEAR         $3.27     $2.64
-------------------------------------------------------------------

   "Tangible" or "cash" earnings per share were $3.42 and $2.80 in 1996 and 1995, respectively. This calculation adjusts net income for the non-cash impact of intangible amortization expense. "Return on tangible equity," which excludes the impact of intangibles from both net income and equity, was 20.1% in 1996 versus 18.7% in 1995.

UNIT PROFITABILITY
The financial performance of National City is monitored by an internal profitability measurement system which produces line-of-business results and key performance measures. National City's major business units include corporate banking, retail banking and fee-based businesses. The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based on estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed by the investment/funding unit within the "Parent and other" line item in the contribution table below.
   The contribution of National City's major units to consolidated results for the past two years is summarized in the following table:

-------------------------------------------------------------------
                                  1996                 1995
                            ----------------     ----------------
                                      RETURN               Return
                             NET        ON        Net        on
(Dollars in Millions)       INCOME    EQUITY     Income    Equity
-------------------------------------------------------------------
Corporate banking          $175.6     20.74%    $185.4     22.25%
Retail banking              481.3     25.06      383.7     21.43
Fee-based businesses         60.3     18.46       51.3     18.56
Parent and other             19.4        --      (28.9)       --
-------------------------------------------------------------------
Consolidated total          $736.6    17.69%    $591.5     16.18%
-------------------------------------------------------------------

   The corporate banking business includes a broad range of commercial and corporate lending, as well as commercial real estate, asset-based lending and leasing. A full range of deposit, treasury management and international services is also offered. In 1996, corporate banking had a return on equity of 20.74% and earnings of $175.6 million. Although average commercial loans

--------------------------------------------------------------------------------

Chart 1
Fully diluted net income and dividends per common share
(as originally reported)

          Net income          Dividends paid
          per share           per share
        76        .75             .26
        77        .81             .29
        78        .84             .33
        79        .91             .37
        80        .89             .41
        81        .76             .41
        82        .84             .41
        83        .95             .41
        84       1.21             .42
        85       1.52             .44
        86       1.61             .50
        87       1.16             .60
        88       1.92             .72
        89       2.18             .84
        90       1.93             .94
        91       1.80             .94
        92       2.06             .94
        93       2.37            1.06
        94       2.64            1.18
        95       2.95            1.30
        96       3.25            1.47
increased 5.8% from 1995, competitive pricing pressure resulting in narrower spreads on loans, compounded with a higher provision for loan losses, led to a $9.8 million decrease in corporate banking net income.
   The retail banking business includes the deposit-gathering branch franchise along with lending to individuals and small businesses. Lending activities include residential mortgages, indirect and direct consumer installment loans, leasing, credit cards and student lending. The return on equity for this business was 25.06% in 1996 and earnings were $481.3 million. The 25.4% increase in net income was due to higher net interest income from consumer loan growth, wider spreads on deposit accounts, and increases in banking office and card related fees.
   The fee-based businesses include institutional trust, mortgage banking, and item processing:
- Institutional trust includes employee benefit administration, mutual fund management, charitable and endowment services, and custodial services. Trust assets under management totaled $38.0 billion at December 31, 1996, up from $35.0 billion at December 31, 1995. Assets in the ARMADA(TM)mutual funds increased 50% to $5.1 billion, through new sales and a strong stock market.
- Mortgage banking includes the origination of mortgages through retail offices and broker networks, and mortgage servicing. The servicing portfolio totaled $22.8 billion at December 31, 1996.
- Item processing is conducted by National City's majority-owned subsidiary, National Processing, Inc. (NYSE: NAP), and includes merchant credit card processing, airline ticket processing, check guarantee services, and receivables and payables processing services.
   The increase in net income in the fee-based businesses reflects growing revenues in all units which is further described in the Noninterest Income discussion beginning on page 8.
   The parent and other category includes general corporate expenses not allocated to the business units, unallocated capital, interest expense on corporate debt, and the net results of investment securities and interest rate risk management.

NET INTEREST INCOME
On a tax equivalent basis, net interest income was up 6.2% to $1,963.5 million in 1996, compared with $1,849.5 million in 1995, and $1,811.0 million in 1994 (Chart 4). Although average earning assets remained stable in 1996, net interest income growth was the result of an improved asset and funding mix.
   The following table reconciles net interest income as shown in the financial statements to tax equivalent net interest income:

-------------------------------------------------------------------
(Dollars in Millions)                1996        1995        1994
-------------------------------------------------------------------
Net interest income -
 per financial statements          $1,942.6    $1,828.3    $1,765.6
Tax equivalent adjustment              20.9        21.2        45.4
-------------------------------------------------------------------
Net interest income -
 tax equivalent                    $1,963.5    $1,849.5    $1,811.0
-------------------------------------------------------------------
Average earning assets             $ 44,227    $ 43,844    $ 40,197
-------------------------------------------------------------------
Net interest margin                    4.44%       4.22%       4.50%
-------------------------------------------------------------------

   To compare nontaxable asset yields to taxable yields on a similar basis, amounts are adjusted to pretax equivalents, based on the marginal corporate tax rate of 35%.
   The net interest margin, which is the difference between the tax equivalent yield on earning assets and the rate paid on funds to support those earning assets, increased 22 basis points to 4.44% in 1996 from 4.22% in 1995. The margin increase reflects an improved asset and funding mix.

--------------------------------------------------------------------------------

Chart 2
Return on average common equity
(net income after preferred dividends, divided by average common equity)

     91      11.02           Return on average common equity rose to 17.69%
     92      13.36           in 1996 on a very strong capital base. National
     93      18.75           City seeks to produce a return which is higher
     94      17.31           than its peers over time.
     95      16.18
     96      17.96


Chart 3
Return on average assets
(net income divided by average assets)

     91      0.73            Return on average assets was 1.51% in 1996. Higher
     92      0.99            fee income and expense efficiencies have helped
     93      1.46            to boost this ratio.
     94      1.35
     95      1.23
     96      1.51

   The following table summarizes the contribution of derivatives to net interest income (amounts in brackets represent reductions of the related interest income or expense line, as applicable):

--------------------------------------------------------------------
(Dollars in Millions)                 1996        1995        1994
--------------------------------------------------------------------
INTEREST ADJUSTMENT TO:
 Loans                               $ 21.9      $(13.1)     $ 38.6
 Securities                            (1.0)       (7.7)      (14.5)
--------------------------------------------------------------------
 Assets                                20.9       (20.8)       24.1
 Deposits                             (21.8)       (4.6)      (10.6)
--------------------------------------------------------------------
EFFECT ON NET INTEREST INCOME        $ 42.7      $(16.2)     $ 34.7
--------------------------------------------------------------------

   The future net interest income contribution of the derivative portfolio is not significant at current interest rates. The effects of changing interest rates are more fully discussed in the Asset/Liability Management discussion starting on page 16.
   The following table shows changes in interest income, expense and net interest income due to volume and rate variances for major categories of assets and liabilities:

----------------------------------------------------------------------
                     1996 VS. 1995                1995 vs. 1994
               -------------------------   ---------------------------
            DUE TO CHANGE IN             Due to Change in
(Dollars in -----------------     NET    ----------------      Net
 Millions)   VOLUME    RATE*    CHANGE   Volume     Rate*    Change
----------------------------------------------------------------------
INCREASE (DECREASE) IN TAX EQUIVALENT INTEREST INCOME --
 Loans         $197.1    $(51.4) $145.7    $297.1    $ 231.4   $528.5
 Securities    (102.6)     24.5   (78.1)      7.6       30.4     38.0
 Money market
  assets        (12.6)     (3.8)  (16.4)     (3.8)      14.5     10.7
----------------------------------------------------------------------
TOTAL          $ 81.9    $(30.7)  $51.2    $300.9    $ 276.3   $577.2
----------------------------------------------------------------------
(INCREASE) DECREASE IN INTEREST EXPENSE --
 Savings and
  NOW accounts $(14.1)   $ (9.1) $(23.2)   $ 12.0    $ (42.1)  $(30.1)
 Money market
   accounts       8.9       4.8    13.7      13.9       (4.4)     9.5
 Time deposits   (4.0)     15.7    11.7    (127.4)    (146.0)  (273.4)

 Purchased
  funds          70.6      27.0    97.6     (58.5)    (136.3)  (194.8)
 Long-term debt (48.1)     11.1   (37.0)    (31.7)     (18.1)   (49.8)
----------------------------------------------------------------------
TOTAL          $ 13.3    $ 49.5   $62.8   $(191.7)   $(346.9) $(538.6)
----------------------------------------------------------------------
INCREASE IN TAX EQUIVALENT
 NET INTEREST INCOME             $114.0                        $ 38.6
----------------------------------------------------------------------

* Changes in interest income and interest expense not arising solely from rate or volume variances are included in rate variances.
----------------------------------------------------------------------

--------------------------------------------------------------------------------

Chart 4
Net interest income and net interest margin

      Net Interest         Net Interest        Tax equivalent net interest
      Income               Margin              income increased 6.2% in 1996
    92       1,714             4.54            due to solid loan growth and
    93       1,790             4.63            reduced costs of interest-
    94       1,811             4.50            bearing funds. The stable net
    95       1,850             4.22            interest margin over time
    96       1,964             4.44            reflects conservative interest
                                               rate risk management.

NONINTEREST INCOME
An analysis of fees and other income for the last three years follows:

--------------------------------------------------------------------
(Dollars in Thousands)            1996          1995        1994
--------------------------------------------------------------------
Item processing revenue        $   364,512   $  327,929   $ 312,358
Service charges on deposits        214,659      196,474     190,707
Trust fees                         177,124      167,224     153,431
Card related fees                  123,306       98,806      97,197
Mortgage banking revenue           114,742       89,918      82,770
Service fees - other                54,209       53,693      59,854
Brokerage revenue                   47,546       29,502      19,748
Other real estate owned income       7,474        5,188      13,696
Other                               61,310       58,204      45,921
--------------------------------------------------------------------
TOTAL                          $ 1,164,882   $1,026,938   $ 975,682
--------------------------------------------------------------------

   Noninterest income increased 13.4% in 1996 to $1,164.9 million from $1,026.9 million in 1995. All categories of noninterest income increased in 1996, with the highest growth coming from item processing, credit card fees, mortgage banking revenue and brokerage revenue.
   Item processing increased 11.2% in 1996 due to ongoing increases in merchant card services and remittance processing revenues.
   Deposit service charges increased 9.3% to $214.7 million in 1996 primarily due to implementation of National City's fee structure in markets previously served by Integra.
   Trust fees increased 5.9% in 1996 and 9.0% in 1995 due to market-related increases in assets under management. Increasing corporate custody assets over the same two year period generated additional institutional trust revenue.
   Card related fees increased 24.8% to $123.3 million in 1996. The increase reflects the full year impact of excess servicing fees generated by the September 1995 securitization of $440 million in credit card receivables, as well as increased cardholder and merchant fees, and ATM interchange fees.
   Mortgage banking revenues increased 27.6% to $114.7 million in 1996 due mainly to the $25.2 million impact of Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, which was adopted January 1, 1996. For explanation of the Corporation's accounting policy regarding mortgage servicing rights, see Note 1 of the Notes to Consolidated Financial Statements (Notes). Gains on mortgage servicing rights sold totaled $18.4 million in 1995 and $16.7 million in 1994. There were no sales in 1996.
   Brokerage revenue increased 61.2% to $47.5 million in 1996. This increase reflects the full year impact from the July 1995 acquisition of Raffensperger, Hughes & Co., Inc., a full-service investment banking and brokerage firm now known as NatCity Investments, Inc. The increase also reflects additional investment banking fees, higher transaction volume in retail brokerage, and a strong stock market.
   Other noninterest income increased 5.3% to $61.3 million in 1996. In 1996, other income included a $6.0 million gain on the sale of the private label credit card portfolio and $9.2 million of gains on branch sales. In 1995, other income included a $9.2 million gain on the sale of credit card receivables.

NONINTEREST EXPENSE
The following table provides details of noninterest expenses for the last three years:

----------------------------------------------------------------------
(Dollars in Thousands)              1996           1995          1994
----------------------------------------------------------------------
Salaries                       $   736,439    $  693,952    $  654,660
Benefits                           187,325       184,663       177,019
Equipment                          135,139       127,612       122,278
Net occupancy                      132,143       125,072       122,213
Third party services               139,928       147,595       116,834
Credit card fees                   129,304       115,184        98,663
Postage and supplies                96,946        89,905        84,597
FDIC assessments                     5,794        65,978        70,728
Amortization of intangibles         39,637        41,971        36,326
State and local taxes               38,561        39,027        39,227
Marketing and public relations      84,238        60,668        48,365
Transportation                      34,377        31,293        30,247
Telephone                           39,073        36,877        33,599
Other real estate owned expense      9,551         6,075        13,630
Merger-related charges              74,745        24,200            --
Other                              127,480       148,949       154,525
----------------------------------------------------------------------
TOTAL                          $ 2,010,680    $1,939,021    $1,802,911
----------------------------------------------------------------------

   Noninterest expense increased 3.7% to $2,010.7 million in 1996, compared to $1,939.0 million in 1995. One-time charges associated with the Integra merger were the largest contributor to the increase. Excluding those charges, noninterest expense was essentially flat compared to 1995.
   Merger-related charges of $74.7 million were recorded in 1996 in connection with the Integra merger. Merger charges included $33.4 million for severance and other personnel costs, $26.2 million for write-offs of facilities, software, equipment and other assets, and $15.1 million for transaction and miscellaneous costs. In 1995, merger-related charges of $24.2 million were paid toward contractual penalties and professional fees.
   Third party service fees fluctuated over the past three years due to a higher level of consulting and data processing fees in 1995. Elimination and consolidation of third party service providers as a result of the Integra merger caused the decrease from 1995.
   FDIC assessments decreased $60.2 million in 1996 as a result of the statutory reduction of the Federal Deposit Insurance Corporation's deposit insurance premiums.

Marketing and public relations expenses increased $23.6 million to $84.2 million in 1996. The increase reflects a $30.4 million discretionary pre-funding of National City's charitable foundation.
   Other noninterest expense included $16.4 million and $13.2 million of unusual items in 1995 and 1994, respectively, related to legal settlements and other miscellaneous items.
   The overhead performance measures of National City's major units for the past two years are summarized in the following table:

-----------------------------------------------------------------------
                               Full-Time        Overhead    Efficiency
                            Equivalent Staff     Ratio        Ratio
-----------------------------------------------------------------------
1996
Corporate and retail banking      16,213          38.93%       53.43%
Fee-based businesses               8,719             --        79.58
Corporate staff                    1,324             --           --
-----------------------------------------------------------------------
TOTAL                             26,256          43.08%       64.27%
-----------------------------------------------------------------------
Excluding merger charges                          39.27%       61.88%
1995
Corporate and retail banking      17,009          45.67%       58.34%
Fee-based businesses               7,772             --        81.58
Corporate staff                    1,132             --           --
-----------------------------------------------------------------------
TOTAL                             25,913          49.31%       67.41%
-----------------------------------------------------------------------
Excluding merger charges                          48.01%       66.57%

   Full-time equivalent staff increased in 1996 primarily due to staffing in the item processing subsidiary.
   The overhead ratio (noninterest expense less fee income as a percentage of fully taxable net interest income) was 43.1% in 1996, compared with 49.3% in 1995 and 45.7% in 1994 (Chart 5).
   The efficiency ratio (noninterest expense as a percentage of fee income plus tax-equivalent net interest income) was 61.9% in 1996 (excluding merger charges) versus 66.6% in 1995 and 64.7% in 1994. The fee-based businesses generally have lower gross margins than traditional banking. Therefore, growth in these businesses penalizes the efficiency ratio; conversely, strong fee income benefits the overhead ratio.

SECURITIES GAINS AND LOSSES
Net realized securities gains and losses are summarized as follows:

----------------------------------------------------------------------
(Dollars in Thousands)                 1996         1995        1994
----------------------------------------------------------------------
Net gain (loss) on sales of debt
 securities                          $   5,838    $ (8,279)   $ 12,095
Tax expense (benefit)                    2,043      (2,898)      4,234
----------------------------------------------------------------------
 After tax                           $   3,795    $ (5,381)   $  7,861
----------------------------------------------------------------------
Net gains on sales of equity
 securities                          $ 102,308    $ 50,644      18,184
Tax expense                             27,544      16,399       6,014
----------------------------------------------------------------------
 After tax                           $  74,764    $ 34,245    $ 12,170
----------------------------------------------------------------------
Effect on net income                 $  78,559    $ 28,864    $ 20,031
----------------------------------------------------------------------
Effect on earnings per share         $     .35    $    .13    $    .09
----------------------------------------------------------------------

   As shown in the above table, equity securities gains represent the majority of securities gains over the last three years. The primary source of these gains has been the Corporation's internally-managed Bank Stock Fund, an equity portfolio consisting primarily of bank and thrift common stock investments. At December 31, 1996, the market value and unrealized appreciation of Bank Stock Fund equity investments totaled $463.0 million and $207.9 million, respectively.

EARNING ASSETS
Average earning assets for 1996 were $44,227 million, compared with $43,844 million in 1995 and $40,197 million in 1994. Although average loans increased 6.7% over the prior year, this growth was offset by a decline in the securities portfolio. Average earning assets increased 9.1% in 1995 versus 1994, driven by a 12.4% increase in average loans.

--------------------------------------------------------------------------------

Chart 5
Overhead ratio
(noninterest expenses less fee income, divided by net interest income)

    91      54.89
    92      55.25
    93      47.47
    94      45.68
    95      49.31
    96      43.08

The overhead ratio improved in 1996 to the lowest level in the last six years. The improvement was due to successful integration of acquisitions, the maintenance of flat overhead expenses at the banking level, and revenue growth.

   LOANS: At year-end 1996, loans were $35,830 million, representing an increase of 4.0% from year-end 1995. Average loans are shown in Chart 6. Ending loan balances are summarized in the table below:

-------------------------------------------------------------------------
 (Dollars in Millions)     1996      1995      1994      1993      1992
-------------------------------------------------------------------------
Commercial and
 industrial              $ 10,935   $11,048   $ 9,888   $ 9,764   $ 9,452
Nontaxable                    283       282       344       343       410
Real estate
 construction                 775       713       575       686       736
Leasing                       516       358       297       310       323
Commercial mortgage         3,441     3,332     3,195     3,058     2,738
Residential mortgage        7,623     7,501     6,218     5,903     4,482
Consumer                    9,252     8,149     7,161     6,325     5,742
Home equity                 1,783     1,546     1,327     1,176     1,024
Credit card                 1,222     1,537     1,696     1,037     1,044
-------------------------------------------------------------------------
TOTAL LOANS              $ 35,830   $34,466   $30,701   $28,602   $25,951
-------------------------------------------------------------------------

   Commercial: More than 75% of the commercial loan portfolio consists of loans made to middle-market customers in National City's four-state market area. The loan mix is diverse, covering a broad range of borrowers characteristic of the Midwest economy. As a matter of policy, concentrations within a particular industry or segment are continually monitored and controlled.
   Commercial loan growth remained steady throughout 1996. Future growth should be supplemented by increased emphasis on commercial leasing and asset-based lending.
   An analysis of the maturity and interest rate sensitivity of commercial loans at the end of 1996 follows:

---------------------------------------------------------------------
                         One Year     One to        Over
 (Dollars in Millions)   or Less    Five Years   Five Years    Total
---------------------------------------------------------------------
Domestic commercial       $4,924      $5,074       $1,672     $11,670
Real estate
 construction                262         257          256         775
International                 37          13           14          64
---------------------------------------------------------------------
TOTAL                     $5,223      $5,344       $1,942     $12,509
---------------------------------------------------------------------
TOTAL VARIABLE RATE       $4,773      $4,024       $1,040     $ 9,837
TOTAL FIXED RATE             450       1,320          902       2,672
---------------------------------------------------------------------

   Commercial Real Estate: Commercial mortgages included $2,451 million of loans secured by income-producing real estate in 1996, up from $2,375 million in 1995 and $2,415 million in 1994.
   Commercial real estate lending includes real estate construction and permanent loans secured by income-producing investment real estate. The following table shows outstanding balances and unfunded commitments at year-end:

-----------------------------------------------------------------
                                                        Total
                                                      Commercial
                                                         Real
(Dollars in Millions)    Construction    Permanent      Estate
-----------------------------------------------------------------
OUTSTANDING:
   1996                      $775         $ 2,451       $3,226
   1995                       713           2,375        3,088
   1994                       575           2,415        2,990
UNFUNDED COMMITMENTS:
   1996                      $394         $   296       $  690
   1995                       305             263          568
   1994                       261             206          467
-----------------------------------------------------------------

   Activities in commercial real estate are based primarily on relationships with developers who are active in local markets. More than 85% of outstandings are in National City's primary markets of Ohio, Kentucky, Indiana and Pennsylvania. The portfolio consists predominantly of relatively small-scale office, retail and apartment buildings.
   Total commercial real estate loans made up 9% of the total loan portfolio at December 31, 1996, relatively the same percentage as at year-end 1995 and 1994.
   The following table shows commercial real estate loans at year-end 1996 by state and by project:

-------------------------------------------------------------------
(Dollars in Millions)
-------------------------------------------------------------------
BY STATE:                                  BY PROJECT:
   Ohio           $1,480                      Retail         $  736
   Pennsylvania      767                      Land              102
   Kentucky          308                      Apartments        648
   Indiana           250                      Office            486
   Florida            52                      Industrial        154
   Michigan           22                      Other           1,100
   Other             347
-------------------------------------------------------------------
TOTAL             $3,226                   TOTAL             $3,226
-------------------------------------------------------------------

   At year-end, there were no concentrations of real estate loans in any deteriorating economic areas.
   Residential Mortgage: Residential mortgage loan demand continued strong in 1996. Loan originations totaled approximately $3.7 billion in 1996, up from $3.6 billion in 1995. Of the 1996 originations, $2.6 billion were sold in the secondary market.
   Consumer: During 1996, consumer loans continued the upward trend, increasing 13.5% from year-end 1995. More than 70% of consumer loans are installment loans, primarily auto-related, and of these more than 65% are indirect, with the majority at fixed rates. The remainder of the consumer portfolio is comprised of student loans.

   Credit Card: The decline in credit card outstandings in 1996 reflects the sale of the $400 million private label credit card portfolio in November 1996. The decline in credit card receivables from 1994 to 1995 reflects the securitization of $440 million of credit card receivables in September 1995. The managed card portfolio, which includes both on-balance sheet receivables and securitized balances, decreased 15.9% from year-end 1995 as the result of the private label credit card portfolio sale.
   SECURITIES: On a cost basis, the securities portfolio decreased from $10.0 billion at December 31, 1995 to $8.8 billion at December 31, 1996. The decrease in the securities portfolio was used to finance growth in the loan portfolio. The decrease during 1996 was primarily in mortgage-backed securities which declined by $1.6 billion as sales, scheduled and unscheduled principal repayments totaled $2.7 billion and exceeded purchases of $1.1 billion.
   Summary information with respect to the securities portfolio at December 31 follows:

----------------------------------------------------------------------
                          1996                    1995         1994
                        AMORTIZED     1996      Amortized    Amortized
(Dollars in Millions)     COST       YIELD        Cost         Cost
----------------------------------------------------------------------
U.S. TREASURY AND FEDERAL AGENCY DEBENTURES:
 Under 1 year            $   527       6.47%     $    50      $   154
 1 to 5 years              1,382       5.63        1,427        1,996
 5 to 10 years               321       6.22          504          487
 Over 10 years                --         --           95           67
----------------------------------------------------------------------
TOTAL                      2,230       5.91        2,076        2,704
----------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES:
 Under 1 year                122       5.88          104           13
 1 to 5 years              2,619       6.86        2,826        1,716
 5 to 10 years             1,635       6.86          811          902
 Over 10 years                14       6.58        2,255        2,638
----------------------------------------------------------------------
TOTAL                      4,390       6.83        5,996        5,269
----------------------------------------------------------------------

----------------------------------------------------------------------
                          1996                    1995         1994
                        AMORTIZED     1996      Amortized    Amortized
(Dollars in Millions)     COST       YIELD        Cost         Cost
----------------------------------------------------------------------
ASSET-BACKED AND CORPORATE DEBT SECURITIES:
 Under 1 year                 93       6.47            2           --
 1 to 5 years                591       6.81          159          188
 5 to 10 years               221       7.35           75           69
 Over 10 years                85       6.46          581          478
----------------------------------------------------------------------
TOTAL                        990       6.87          817          735
----------------------------------------------------------------------
STATES AND POLITICAL SUBDIVISIONS:
 Under 1 year                 58      12.25           69          117
 1 to 5 years                 91      10.77          115          203
 5 to 10 years                89       8.70          122          109
 Over 10 years                87       9.02          130          149
----------------------------------------------------------------------
TOTAL                        325      10.00          436          578
----------------------------------------------------------------------
OTHER SECURITIES:
 Under 1 year                183         --           25           18
 1 to 5 years                  2         --          172          155
 5 to 10 years                19         --           93           81
 Over 10 years               631         --          428          347
----------------------------------------------------------------------
TOTAL                        835         --          718          601
----------------------------------------------------------------------
TOTAL SECURITIES         $ 8,770       6.57%*    $10,043      $ 9,887
----------------------------------------------------------------------

* Yield on debt securities only; equity securities excluded.
----------------------------------------------------------------------

   Yields on tax-exempt securities are calculated on a tax equivalent basis using the marginal Federal income tax rate of 35%. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives.
   The general increase in interest rates during 1996 led to a decrease in the unrealized appreciation of the securities portfolio. At December 31, 1996, a net unrealized gain of $147.8 million, net of tax, was included in stockholders' equity, compared to a net unrealized gain of $196.5 million, net of tax, at December 31, 1995.
   The portfolio yield at December 31, 1996 was 6.57%, compared to 6.74% at December 31, 1995. The

--------------------------------------------------------------------------------
Chart 6
Average Loans
($ in million)

     Corporate Banking                 Consumer Banking
                       Comm'l                            Residential   Revolving
    Commercial         Real Estate       Installment     Real Estate   Credit
 91     11,819           2,463       91       5,898          4,133       1,878
 92     10,977           2,621       92       5,909          4,237       1,763
 93     10,543           3,018       93       5,906          4,998       2,106
 94     10,782           3,236       94       6,693          5,888       2,511
 95     11,584           3,473       95       7,617          7,039       3,058
 96     12,261           3,368       96       8,739          7,486       3,125

The loan portifolio mix is approximately 45% corporate and 55% retail loans. The retail loan portifolio, which includes revlolving credit, residential real estate and installment loans, has grown at a faster rate than corporate loans in recent years.

decline in yield is attributable primarily to prepayments of higher yielding mortgage-backed securities and the maturity and sale of higher yielding callable Federal agency securities.
   Investments in collateralized mortgage obligations (CMO's) totaled $1.6 billion and $2.1 billion at December 31, 1996 and 1995, respectively. At December 31, 1996, CMO's with book values of $134 million and market values of $137 million were considered "high risk" under regulatory definitions. These securities are classified as "high risk" because either their price sensitivity or average life extension is potentially beyond the limits for CMO's not classified as "high risk" by regulatory definitions. These securities and all CMO's are continually monitored and subjected to stress tests for price and average life sensitivity. The amount of mortgage-backed securities that are either variable or adjustable rate totaled $1.4 billion at December 31, 1996, or 32% of total mortgage-backed securities.

INTEREST-BEARING LIABILITIES
Average balances in transaction accounts, which include demand deposits, savings, and interest-bearing checking, grew by 1.5% in 1996, while time deposits of individuals remained flat. Overall, average core deposits increased at a pace similar to earning assets.
   On average, use of purchased funds decreased by $492 million in 1996, due to an increase in lower cost deposits. Purchased funds include all interest-bearing liabilities that are not core deposits.
   A maturity distribution of certificates of deposit of $100,000 or more at year-end follows:

-------------------------------------------------------------------
(Dollars in Millions)                             1996        1995
-------------------------------------------------------------------
DUE IN:
 3 months or less                                $1,107      $  890
 3 to 6 months                                      349         345
 6 to 12 months                                     450         469
 Over 1 year                                      1,507       1,055
-------------------------------------------------------------------
TOTAL                                            $3,413      $2,759
-------------------------------------------------------------------

   Details regarding federal funds borrowed and security repurchase agreements follow:

------------------------------------------------------------------
(Dollars in Millions)                     1996      1995      1994
------------------------------------------------------------------
Balance at December 31                   $4,277    $5,300    $3,842
Maximum outstanding at any month-end      4,512     5,300     3,893
Daily average amount outstanding          3,959     4,394     3,401
Weighted daily average interest rate       5.40%     5.43%     5.00%
Weighted daily interest rate for
 amounts outstanding at December 31        5.89%     4.90%     5.28%
------------------------------------------------------------------

CAPITAL
Total stockholders' equity was $4,432 million at December 31, 1996, representing a 9.1% increase from year-end 1995.
   The Corporation has consistently maintained capital ratios at or above the "well capitalized" standards. For further detail on capital ratios, see Note 11.
   Total equity was 8.71% of total assets at year-end 1996 compared to 8.04% a year ago. Tangible equity, which excludes goodwill and other intangible assets was 7.81% of tangible assets at December 31, 1996 versus 7.09% at December 31, 1995.
   Book value per common share at December 31, 1996 was $19.86, compared to $18.33 at December 31, 1995 (Chart 8). The 1996 book value included $.66 of unrealized market appreciation in the securities available for sale portfolio, compared with $.93 of market appreciation at year-end 1995.


--------------------------------------------------------------------------------

Chart 7
Average Funding Sources
($ in million)
       Core           Other            Purchased
       Deposits       Deposits         Funds
     91     24,904        2,152          5,126
     92     25,496        1,199          5,427
     93     25,052          827          6,494
     94     25,097        1,519          7,146
     95     26,739        1,886          8,745
     95     27,005        1,504          8,635

   Cash dividend payout is continually reviewed by management and the Board of Directors. For the past three- and five-year periods, the dividend payout has averaged 46.0% and 46.4%, respectively.
   In December 1996, the Board of Directors declared a first quarter dividend of $.41 per common share, representing a 9% increase from the next preceding quarterly dividend of $.375 per share. The dividend is payable February 1 to stockholders of record on January 12, 1997.
   At December 31, 1996, the Corporation had authorization to repurchase up to five million shares of National City common stock in the open market. All shares repurchased will be held as treasury shares for reissue in connection with the dividend reinvestment and stock option plans, and for general corporate purposes.
   Effective May 1, 1996, the Corporation called for redemption all of the outstanding depositary shares of the 8% Cumulative Convertible Preferred Stock. The depositary shares were convertible at a rate of approximately 2.384 shares of National City common stock per depositary share, and virtually all preferred stockholders exercised their conversion rights prior to the redemption date.
   National City Corporation's common stock trades on the New York Stock Exchange under the symbol NCC. As of December 31, 1996, there were 36,153 common stockholders of record. The total market capitalization of the Corporation was approximately $10.0 billion at December 31, 1996.
   Quarterly dividends paid and common stock prices follow:

-------------------------------------------------------------------------
NYSE: NCC                First     Second    Third     Fourth     Year
1996
 Dividends paid          $  .36    $ .36     $ .375    $.375     $ 1.47
 High                     35.38    37.75      42.75    47.25      47.25
 Low                      30.63    33.25      33.75    41.50      30.63
 Close                    35.13    35.13      42.13    44.88      44.88
1995
 Dividends paid          $  .32    $ .32     $  .33    $ .33     $ 1.30
 High                     27.88    30.63      31.63    33.75      33.75
 Low                      25.25    26.50      29.00    29.88      25.25
 Close                    26.63    29.38      30.88    33.13      33.13
-------------------------------------------------------------------------

ASSET QUALITY
   NONPERFORMING ASSETS: A summary of nonaccrual and restructured loans and other nonperforming assets at December 31 follows:

-------------------------------------------------------------------------
(Dollars in Millions)      1996      1995      1994     1993     1992
-------------------------------------------------------------------------
COMMERCIAL:
 Nonaccrual               $  82.7   $ 108.2   $ 66.1   $102.1   $179.0
 Restructured                  --        .1      2.4      4.1      6.6
-------------------------------------------------------------------------
TOTAL COMMERCIAL             82.7     108.3     68.5    106.2    185.6
-------------------------------------------------------------------------
REAL ESTATE RELATED:
 Nonaccrual                  57.2      75.0    104.6    156.7    182.9
 Restructured                 3.2       4.1      4.4      6.5      4.3
-------------------------------------------------------------------------
TOTAL REAL ESTATE RELATED    60.4      79.1    109.0    163.2    187.2
-------------------------------------------------------------------------
TOTAL NONPERFORMING LOANS   143.1     187.4    177.5    269.4    372.8
Other real estate owned
 (OREO)                      24.5      21.4     48.7    114.0    221.6
-------------------------------------------------------------------------
TOTAL NONPERFORMING
 ASSETS                   $ 167.6   $ 208.8   $226.2   $383.4   $594.4
-------------------------------------------------------------------------
Loans 90 days past due
 accruing interest        $ 107.1   $  64.7   $ 51.3   $ 68.1   $ 76.4
-------------------------------------------------------------------------

--------------------------------------------------------------------------------

Chart 8
Book value and stock price history
(adjusted for stock splits; not restated for poolings)

                  High     Low       Year-end        National City's stock
       Book       Stock    Stock     Stock           price at December 31, 1996
       Value      Price    Price     Price           was 2.3 times book value,
                                                     roughly in line with
     76     4.80   6.76     4.26      6.76           peers. Over the past 20
     77     5.31   6.67     6.08      6.13           years, the average
     78     5.81   7.19     5.71      5.95           annual total return on
     79     6.34   6.82     5.89      6.39           National City stock,
     80     6.83   6.41     4.41      5.08           assuming reinvestment of
     81     7.18   5.56     4.26      4.52           dividends, was 16.0%,
     82     7.69   5.41     3.45      4.78           compared with 14.5% for
     83     8.24   6.89     4.49      6.89           the S&P 500.
     84     8.65   8.61     5.78      8.47
     85     8.74  11.28     8.39     10.97
     86    10.40  16.46    10.95     15.29
     87    10.58  19.13    11.94     14.56
     88    10.92  16.82    13.88     16.44
     89    12.43  20.75    15.38     19.56
     90    13.39  19.94    11.32     15.63
     91    14.24  21.13    14.07     18.63
     92    14.54  24.82    17.94     24.81
     93    16.15  28.06    23.13     24.50
     94    16.36  29.00    23.75     25.88
     95    18.80  33.75    25.25     33.13
     96    19.86  47.25    30.63     44.88

-----------------------------------------------------------------------
(Dollars in Millions)      1996      1995      1994     1993     1992
-----------------------------------------------------------------------
NONPERFORMING LOANS AND OREO AS A PERCENT OF:
 Loans and OREO                .5%       .6%      .7%     1.3%     2.3%
 Assets                        .3        .4       .5       .8      1.4
 Equity                       3.8       5.1      6.5     10.1     18.3
Loan loss allowance to
 nonperforming loans          493%      377%     398%     254%     167%
-----------------------------------------------------------------------

   All loans considered impaired under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, adopted on January 1, 1995, are included in non-performing loans.
   Commercial and residential real estate loans and securities are designated as nonperforming when payments are 90 or more days past due, when credit terms are renegotiated below market levels, or when individual analysis of a borrower's creditworthiness indicates that a credit should be placed on nonaccrual status, unless the loan is adequately collateralized and is in the process of collection.
   Consumer loans are reported as "90 days past due accruing interest" once the 90-day criterion has been met, and are charged off in the month in which the loan becomes 120 days past due. Generally, when loans are classified as nonperforming or impaired, unpaid accrued interest is written off and future income may be recorded only as cash payments are received.
   Nonperforming assets decreased $41.2 million in 1996, continuing the trend of the past several years.
   Loans 90 days past due accruing interest increased $42.4 million from the end of 1995. Increased consumer delinquencies, experienced across the banking industry, caused this rebound to a level more representative of historical norms.
   Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. A summary of actual income booked on nonperforming loans versus their full contractual yields for each of the past five years follows:

--------------------------------------------------------------------------
(Dollars in Millions)        1996      1995      1994      1993      1992
--------------------------------------------------------------------------
Income potential based
 on original contract       $ 20.6     $21.3     $22.6     $27.6     $27.5
Actual income                  9.0      12.1      10.3       8.6       5.7
--------------------------------------------------------------------------

   ALLOWANCE FOR LOAN LOSSES: The following table presents a reconciliation of the allowance for loan losses:

------------------------------------------------------------------------
(Dollars in Millions)        1996      1995     1994     1993     1992
------------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                    $ 705.8   $706.5   $685.3   $622.7   $568.5
Provision                     146.5    113.5    109.4    143.1    225.8
Net acquired allowance           .1     11.5      9.7     50.7     19.5
LOANS CHARGED OFF:
 Commercial                    58.0     52.3     54.9     84.7    101.6
 Real estate mortgage          10.2     27.5     27.3     29.4     32.1
 Consumer                      95.9     57.1     47.2     50.0     69.5
 Revolving credit              72.5     65.6     50.8     49.3     57.9
------------------------------------------------------------------------
TOTAL CHARGE-OFFS             236.6    202.5    180.2    213.4    261.1
------------------------------------------------------------------------
RECOVERIES:
 Commercial                    35.0     25.7     36.1     40.1     24.5
 Real estate mortgage           5.7      9.9      5.2      3.9      5.7
 Consumer                      35.5     27.8     27.9     26.2     27.5
 Revolving credit              13.9     13.4     13.1     12.0     12.3
------------------------------------------------------------------------
TOTAL RECOVERIES               90.1     76.8     82.3     82.2     70.0
------------------------------------------------------------------------
Net charged-off loans         146.5    125.7     97.9    131.2    191.1
------------------------------------------------------------------------
BALANCE AT END OF YEAR      $ 705.9   $705.8   $706.5   $685.3   $622.7
------------------------------------------------------------------------
Ratio of ending allowance to
 ending loans                  1.97%    2.05%    2.30%    2.40%    2.40%
------------------------------------------------------------------------

--------------------------------------------------------------------------------
Chart 9
Nonperforming assets and the allowances for loan losses
($ in millions)

           Nonperforming      Allowance for     Nonperforming assets at
           Assets             loan losses       December 31, 1996 totaled $168
     91          816           569              million and represented a 20%
     92          594           623              decrease from a year ago. At
     93          383           686              December 31, 1996, the
     94          226           707              allowance for loan losses
     95          209           706              represented 1.97% of total
     96          168           706              loans and 493% of nonperforming
                                                assets.

   The commercial category includes real estate construction net charge-offs/(recoveries) of $(10.4) million in 1996, $(2.4) million in 1995 and $(1.5) million in 1994. The real estate mortgage category includes commercial real estate net charge-offs/(recoveries) of $.02 million in 1996, $15.8 million in 1995 and $19.2 million in 1994.
   Net charge-offs as a percentage of average loans by portfolio type are shown in the following table:

-------------------------------------------------------------------------
                                1996      1995     1994     1993     1992
-------------------------------------------------------------------------
Commercial                       .19%     .23%     .17%     .42%     .70%
Real estate mortgage             .04      .17      .24      .31      .38
Consumer                         .69      .38      .29      .40      .71
Revolving credit                1.88     1.71     1.50     1.77     2.59
TOTAL NET CHARGE-OFFS TO
 AVERAGE LOANS                   .42%     .38%     .34%     .49%     .75%
-------------------------------------------------------------------------

   Net charge-offs as a percentage of loans increased 4 basis points from 1995, and the 1995 rate was up 4 basis points from 1994 (Chart 10). Consumer and credit card loans are charged off within industry norms, while commercial loans are evaluated individually.
   The adequacy of the allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.
   The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off.
   The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations, economic uncertainties, change in mix of the portfolio and other subjective factors. Since banking is a cyclical business, National City's allocation methodology gives consideration to potential losses in the portfolio over a two year period of time.
   An allocation of the ending allowance for loan losses by major loan type follows:
------------------------------------------------------------

(Dollars in Millions)       1996      1995     1994     1993     1992
----------------------------------------------------------------------
Commercial and commercial
 mortgage                  $ 205.2   $261.3   $272.5   $311.8   $325.0
Consumer and residential
 mortgage                    100.1     93.5     88.2     82.7     83.6
Revolving credit              48.9     40.9     43.3     22.1     30.1
Unallocated                  351.7    310.1    302.5    268.7    184.0
----------------------------------------------------------------------
TOTAL                      $ 705.9   $705.8   $706.5   $685.3   $622.7
----------------------------------------------------------------------

   The allocations are made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.
   The following table shows the percentage of loans in each category to total loans at year-end:

----------------------------------------------------------------------
                            1996     1995     1994     1993     1992
----------------------------------------------------------------------
Commercial and commercial
 mortgage                   44.5%    45.6%    46.6%    49.5%    52.6%
Consumer and residential
 mortgage                   47.1     45.5     44.3     43.5     40.4
Revolving credit             8.4      8.9      9.1      7.0      7.0
----------------------------------------------------------------------
TOTAL                      100.0%   100.0%   100.0%   100.0%   100.0%
----------------------------------------------------------------------

--------------------------------------------------------------------------------
Chart 10
Net charge-offs as a percentage of average loans

           Net C/O Ratio                    Net charge-offs were.42% of average
        91              1.18%               loans in 1996 compared with .38% in
        92               .75%               1995 and .34% in 1994. The slight
        93               .49%               increase in 1996 reflects higher
        94               .34%               consumer loan losses.
        95               .38%
        96               .42%

LIQUIDITY MANAGEMENT
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.
   Funds are available from a number of sources, including the securities portfolio, the core deposit base, the ability to acquire large deposits and issue bank notes in the local and national markets, and the capability to securitize or package loans for sale.
   The parent company has four major sources of funding to meet its liquidity requirements: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement, and access to the capital markets.
   The main source for parent company cash requirements has been dividends from its subsidiaries. At January 1, 1997, $378.0 million was available within the bank subsidiaries to pay parent company dividends without prior regulatory approval, versus $498.5 million at January 1, 1996. During 1996, subsidiary banks declared $579.5 million in dividends to the parent company. In addition, the issuance of Tier 2 debt capital at certain subsidiary banks permitted the banks to return $495.0 million in equity capital to the parent company.
   As discussed in Item 1 of Form 10-K (page 42), subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 26 may not represent cash available to National City Corporation's stockholders.
   Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, are primarily used to support the activities of National City Mortgage Co., the Corporation's mortgage banking subsidiary, as well as other occasional short-term cash needs. Commercial paper outstandings at December 31, 1996 were $556 million, compared with $374 million at year-end 1995.
   National City Corporation has a $350 million revolving credit agreement with a group of unaffiliated banks which serves as a back-up liquidity facility. The agreement expires February 1, 2000, with a provision to extend the expiration date under certain circumstances. No borrowings have occurred under this facility.
   The parent company also has in place a $250 million shelf registration with the Securities and Exchange Commission permitting ready access to the public debt and preferred stock markets.
   In February 1996, National City Bank of Kentucky issued $200 million principal amount of 6.30% Subordinated Bank Notes due 2011. The notes are not redeemable prior to maturity and qualify as Tier 2 capital for regulatory purposes.
   In October 1996, National City Bank of Pennsylvania issued $200 million principal amount of 7.25% Subordinated Bank Notes due 2011. The notes are not redeemable prior to maturity and qualify as Tier 2 capital for regulatory purposes.

ASSET/LIABILITY MANAGEMENT
The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by the Corporate Asset/Liability Committee.
   Interest rate risk is monitored and controlled through the use of three different measures: static gap analysis, earnings simulation and net present value modeling. The most useful of these measures is earnings simulation. The model forecasts earnings under a variety of scenarios that incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments, interest rate relationships, and changes in the volumes and rates of various loan and deposit categories. The model also incorporates all off-balance sheet commitments, as well as assumptions about reinvestment and the repricing characteristics of certain noncontractual assets and liabilities.
   While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to certain interest rate relationships.
   National City uses a variety of financial instruments to manage its interest rate sensitivity. These include the securities in its investment portfolio, interest rate swaps, interest rate caps and floors, and, to a lesser extent, exchange-traded futures and options contracts. Frequently called interest rate derivatives, interest rate swaps, caps and floors have similar characteristics to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of the liquidity position.
   STATIC GAP: As illustrated in the following table, at year-end, the amount of interest earning assets, adjusted for off-balance sheet instruments, less interest bearing liabilities which reprice within a given period, was (2.0)% of adjusted total earning assets within six months and (3.9)% within one year. However, the ongoing management of the gap incorporates noninterest earning assets, noninterest bearing liabilities and equity. These items, which include cash, mortgage servicing rights and noninterest bearing demand deposits, are included in the periods in which they are likely to affect National City's interest rate sensitivity. At year-end, the amount of total assets, adjusted for off-balance sheet instruments, less total liabilities which reprice within a given period, was (10.3)% of adjusted total earning assets within six months and (12.2)% within one year. The policy limit for the one-year gap is plus or minus 20% of adjusted total earning assets, including the effect of noninterest earning assets, noninterest bearing liabilities and equity.

---------------------------------------------------------------------------
                          Within    Six to    One to    Three to    Over
                            Six     Twelve     Three      Five      Five
 (Dollars in Millions)    Months    Months     Years     Years      Years
---------------------------------------------------------------------------
Loans                     $19,546   $ 3,212   $ 6,442   $ 2,879    $ 3,750
Securities                  2,903       904     1,937     1,523      1,731
Money market assets           693       185         0         0          0
---------------------------------------------------------------------------
 Total interest earning
   assets                  23,142     4,301     8,379     4,402      5,481
Interest bearing
 liabilities               18,266     5,862     9,856     1,127      2,717
---------------------------------------------------------------------------
Gap between interest
 earning assets and
 interest bearing
 liabilities before
 swaps and options          4,876    (1,561)   (1,477)    3,275      2,764
Net swaps and options      (5,958)      551     2,672     1,439      1,296
---------------------------------------------------------------------------
Gap between interest
 earning assets and
 interest bearing
 liabilities, adjusted
 for swaps and options    $(1,082)  $(1,010)  $ 1,195   $ 4,714    $ 4,060
---------------------------------------------------------------------------
Cumulative gap between
 interest earning assets
 and interest bearing
 liabilities, adjusted
 for swaps and options    $(1,082)  $(2,092)  $  (897)  $ 3,817    $ 7,877
---------------------------------------------------------------------------
Gap between interest
 earning assets and
 interest bearing
 liabilities, adjusted
 for swaps and options     (1,082)   (1,010)    1,195     4,714      4,060
Nonearning assets           2,660       252       287       491      1,460
Noninterest bearing
 liabilities, demand
 deposits and equity        7,052       265     1,058       220      4,432
---------------------------------------------------------------------------
Gap adjusted for swaps,
 options, nonearning
 assets, noninterest
 bearing liabilities,
 demand deposits and
 equity                   $(5,474)  $(1,023)  $   424   $ 4,985    $ 1,088
---------------------------------------------------------------------------
Cumulative gap adjusted
 for swaps, options,
 nonearning assets,
 noninterest bearing
 liabilities, demand
 deposits
 and equity               $(5,474)  $(6,497)  $(6,073)  $(1,088)   $     0
---------------------------------------------------------------------------

   Core deposits and loans with noncontractual maturities are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed at least annually. Management constructs rolling portfolios of fixed rate certificates of deposit whose interest cash flows over historical time periods most closely replicate the current portfolio of noncontractual assets and liabilities. It is the maturity or repricing distribution of this replicating portfolio which appears in the gap table as a surrogate for the particular noncontractual asset or liability. The gap table presented includes the following loans and core deposits that reprice on average in the noted time frames: fixed rate credit card loans (21 months), demand deposits (7 months), savings accounts (17 months), and money market and NOW accounts (9 months). The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these assets and liabilities are conservative.
   EARNINGS SIMULATION: Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. The most recent earnings simulation model projects net income would increase by approximately 1.1% if rates fell gradually by two percentage points over the next year. It projects a decrease of approximately 1.2% if rates rose gradually by two percentage points, well within the (5.0)% policy limit. Management believes this reflects a slight liability sensitive rate risk position for the one year horizon.
   Earnings are also affected by changes in spread relationships. For example, a 50 basis point contraction in the relationship between the prime rate and Federal funds rate would cause an estimated 3.3% reduction in net income over a 12-month period.
   NET PRESENT VALUE: National City's net present value model analyzes the impacts of changes in interest rates on expected asset and liability cash flows, including those maturing in time periods greater than one year.
At year-end, a two percentage point immediate increase in rates would reduce the present value of these cash flows by an amount estimated to equal 1.8% of total assets. Policy limits restrict this amount to 2.0% of total assets. The value of these cash flows was projected to increase by 1.9% of total assets for an immediate decrease in rates of two percentage points.
   Due to borrowers' preferences for floating-rate loans and depositors' preferences for fixed-rate deposits, National City's balance sheet moves toward less liability sensitivity with the passage of time. In fact, earnings simulation indicates that if all prepayments, calls and maturities of the securities and derivatives portfolios, which are expected over the next year, were to remain uninvested, then the liability sensitivity in a 200 basis point rising interest rate environment would result in a decrease in net income of 0.5% compared with a stable rate environment.
   Purchases of fixed-rate securities or interest rate derivative instruments have been made to offset the natural tendency toward an asset sensitive interest rate risk position. Using a one-year static gap measure, National City would be 7.7% asset sensitive without securities and interest rate derivatives.
   Management expects interest rates to be relatively stable during 1997 and believes that the current modest level of liability sensitivity is appropriate.

QUARTERLY DATA

FOURTH QUARTER RESULTS
Net income for the fourth quarter of 1996 was $191.1 million, or $.85 per fully diluted common share up from $129.1 million, or $.57 per fully diluted common share for the same period in 1995. The increase in earnings was primarily due to higher net interest income and noninterest income when merger charges and other unusual items affecting income and expense are excluded.
   Annualized return on average common equity for the fourth quarter of 1996 was 17.53%, compared to 13.12% for the fourth quarter 1995. Annualized return on average assets was 1.55% in 1996 versus 1.04% in 1995.
   Tax equivalent net interest income was $493.2 million, reflecting a 6.7% increase over $462.1 million in 1995. Net interest margin for the fourth quarter of 1996 was 4.43%.
   Net overhead decreased 19% from the fourth quarter of 1995 as a result of higher fee-based business revenues and relatively flat noninterest expense.

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL INFORMATION
The following is a summary of unaudited quarterly results of operations for the years 1996, 1995 and 1994:

------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)              First        Second         Third        Fourth        Full Year
------------------------------------------------------------------------------------------------------------------------------
1996
     Interest income                                       $ 914,284     $ 919,421     $ 910,414     $ 911,216     $ 3,655,335
     Interest expense                                        439,062       429,563       420,475       423,659       1,712,759
     Net interest income                                     475,222       489,858       489,939       487,557       1,942,576
     Provision for loan losses                                32,039        37,353        38,608        38,480         146,480
     Securities gains                                         12,735        68,617          (114)       26,908         108,146
     Net overhead                                            196,749       258,092       181,358       209,599         845,798
     Income before income taxes                              259,169       263,030       269,859       266,386       1,058,444
     Net income                                              176,864       182,832       185,822       191,112         736,630
     Net income applicable to common stock                   173,375       182,293       185,822       191,112         732,602
     Primary net income per common share                         .80           .82           .82           .85            3.29
     Fully diluted net income per common share                   .79           .81           .82           .85            3.27
     Dividends paid per common share                             .36           .36          .375          .375            1.47
------------------------------------------------------------------------------------------------------------------------------
1995
     Interest income                                        $845,261      $901,800      $938,126      $918,844      $3,604,031
     Interest expense                                        397,985       444,916       471,800       460,985       1,775,686
     Net interest income                                     447,276       456,884       466,326       457,859       1,828,345
     Provision for loan losses                                26,590        27,577        32,160        27,155         113,482
     Securities gains                                          5,057         4,724        18,646        13,938          42,365
     Net overhead                                            209,685       218,429       224,786       259,183         912,083
     Income before income taxes                              216,058       215,602       228,026       185,459         845,145
     Net income                                              150,925       152,522       158,884       129,129         591,460
     Net income applicable to common stock                   147,205       148,800       155,164       125,461         576,630
     Primary net income per common share                         .68           .70           .72           .58            2.68
     Fully diluted net income per common share                   .67           .69           .71           .57            2.64
     Dividends paid per common share                             .32           .32           .33           .33            1.30
------------------------------------------------------------------------------------------------------------------------------
1994
     Net income                                             $150,595      $147,597      $149,847      $150,428       $ 598,467
     Primary net income per common share                         .65           .66           .66           .67            2.64
     Fully diluted net income per common share                   .64           .64           .66           .66            2.60
     Dividends paid per common share                             .29           .29           .30           .30            1.18
------------------------------------------------------------------------------------------------------------------------------

18
--------------------------------------------------------------------------------

STATISTICAL DATA

CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

                                                                 For the Calendar Year
----------------------------------------------------------------------------------------------------------------------------------
 (In Millions Except Per
  Share Amounts and
       Ratios)         1996      1995      1994      1993      1992      1991      1990      1989      1988      1987      1986
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
 Loans                $ 3,059   $ 2,910   $ 2,386   $ 2,195   $ 2,249   $ 2,651   $ 2,922   $ 2,868   $ 2,444   $ 2,104   $ 1,931
 Securities               567       648       582       640       720       721       699       619       553       508       500
 Other interest income     29        46        35        33        72       131       122       142       117       114       156
----------------------------------------------------------------------------------------------------------------------------------
   Total interest
    income              3,655     3,604     3,003     2,868     3,041     3,503     3,743     3,629     3,114     2,726     2,587
INTEREST EXPENSE
 Deposits               1,216     1,250       911       887     1,153     1,631     1,821     1,748     1,426     1,197     1,234
 Other interest
  expense                 497       526       326       238       228       308       395       400       323       305       254
----------------------------------------------------------------------------------------------------------------------------------
   Total interest
    expense             1,713     1,776     1,237     1,125     1,381     1,939     2,216     2,148     1,749     1,502     1,488
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME     1,942     1,828     1,766     1,743     1,660     1,564     1,527     1,481     1,365     1,224     1,099
PROVISION FOR LOAN
 LOSSES                   146       113       110       143       226       323       439       254       231       318       139
----------------------------------------------------------------------------------------------------------------------------------
 Net interest income
  after provision for
  loan losses           1,796     1,715     1,656     1,600     1,434     1,241     1,088     1,227     1,134       906       960
FEES AND OTHER INCOME   1,165     1,027       976       911       840       748       700       607       596       500       443
SECURITIES GAINS          108        42        30        42        85        49         6        13        19        22        34
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest
    income              1,273     1,069     1,006       953       925       797       706       620       615       522       477
NONINTEREST EXPENSE     2,011     1,939     1,803     1,761     1,787     1,643     1,575     1,376     1,270     1,171     1,101
----------------------------------------------------------------------------------------------------------------------------------
 Income before income
  taxes and cumulative
  effect of accounting
  changes               1,058       845       859       792       572       395       219       471       479       257       336
INCOME TAXES              321       254       261       235       164        96        84       108       110        34        53
----------------------------------------------------------------------------------------------------------------------------------
 Income before
  cumulative effect of
  accounting changes      737       591       598       557       408       299       135       363       369       223       283
 Cumulative effect of
  accounting changes,
  net                      --        --        --        60        --        --        --        --        --        --        --
NET INCOME            $   737   $   591   $   598   $   617   $   408   $   299   $   135   $   363   $   369   $   223   $   283
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON
SHARE:
 Primary              $  3.29   $  2.68   $  2.64   $  2.62   $  1.76   $  1.37   $   .65   $  1.74   $  1.75   $  1.06   $  1.37
 Fully diluted           3.27      2.64      2.60      2.59      1.76      1.38       .65      1.74      1.77      1.06      1.35
Dividends paid per
 common share            1.47      1.30      1.18      1.06       .94       .94       .94       .84       .72       .60       .50
Average shares --
 primary               222.67    215.10    220.82    228.79    221.28    207.77    207.70    208.45    208.47    208.90    202.06
Average shares --
 fully diluted         225.50    224.00    229.84    238.31    232.12    216.33    207.70    208.45    208.47    210.52    209.94
FINANCIAL RATIOS:
 Return on average
  common equity         17.69%    16.18%    17.31%    18.75%    13.63%    11.02%     5.14%    14.60%    16.19%    10.59%    14.75%
 Return on average
  assets                 1.51      1.23      1.35      1.46       .99       .73       .34       .99      1.08       .70       .97
 Average equity to
  average assets         8.61      7.80      8.05      8.11      7.47      6.78      6.76      6.91      6.70      6.76      6.68
 Dividends paid to net
  income                44.68     48.51     44.70     40.46     53.41     68.61    144.62     48.28     41.14     56.60     36.50
 Net interest margin     4.44      4.22      4.50      4.63      4.54      4.39      4.50      4.71      4.69      4.68      4.79
AT YEAR-END:
 Assets               $50,856   $50,542   $45,869   $45,165   $42,322   $41,973   $40,627   $39,126   $37,162   $33,984   $32,343
 Loans                 35,830    34,466    30,701    28,602    25,952    25,495    26,264    25,510    23,717    21,634    19,782
 Securities             8,997    10,345     9,637    11,323    10,898    10,066     8,228     7,618     7,507     6,728     6,402
 Deposits              36,000    35,581    34,555    33,144    33,192    32,887    32,521    30,412    29,363    26,686    24,930
 Long-term debt         2,994     3,025     2,012     1,261     1,010       520       395       397       382       414       447
 Common equity          4,432     3,878     3,272     3,597     3,008     2,654     2,505     2,602     2,343     2,129     2,043
 Total equity           4,432     4,064     3,460     3,795     3,245     2,891     2,543     2,639     2,380     2,171     2,093
 Common shares
  outstanding          223.20    211.57    213.21    225.69    224.08    207.96    209.70    211.62    208.00    209.16    208.35
----------------------------------------------------------------------------------------------------------------------------------

All prior period amounts, except for dividends paid per common share, have been restated to reflect the pooling-of-interests transaction with Integra Financial Corporation which closed May 3, 1996.

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

                                                                                  Daily Average Balance
------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                       1996        1995        1994        1993        1992
------------------------------------------------------------------------------------------------------------------
ASSETS
 Earning assets:
  Loans:
   Commercial                                              $12,261     $11,584     $10,782     $10,543     $10,977
   Real estate mortgage                                     10,854      10,512       9,169       8,126       6,858
   Consumer                                                  8,739       7,617       6,693       5,906       5,909
   Revolving credit                                          3,125       3,058       2,511       2,106       1,763
------------------------------------------------------------------------------------------------------------------
     Total loans                                            34,979      32,771      29,155      26,681      25,507
  Securities:
   Taxable                                                   8,323       9,788       9,544      10,358       9,576
   Tax-exempt                                                  367         515         633         757         956
------------------------------------------------------------------------------------------------------------------
     Total securities                                        8,690      10,303      10,177      11,115      10,532
  Federal funds sold                                           135          87          79          90         358
  Security resale agreements                                   285         404         470         274         706
  Eurodollar time deposits in banks                             22           2         107         278         417
  Other short-term money
    market investments                                         116         277         209         202         276
------------------------------------------------------------------------------------------------------------------
     Total earning assets/
     Total interest income/rates                            44,227      43,844      40,197      38,640      37,796
 Allowance for loan losses                                    (708)       (720)       (706)       (651)       (635)
 Market value appreciation
   of securities available for sale                            165          31          23          --          --
 Cash and demand balances due from banks                     2,434       2,385       2,420       2,352       2,142
 Properties and equipment                                      592         582         553         521         537
 Customers' acceptance liability                                65          91          69          51          78
 Accrued income and other assets                             1,955       1,867       1,655       1,482       1,420
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                               $48,730     $48,080     $44,211     $42,395     $41,338
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  NOW and money market accounts                            $ 9,031     $ 8,507     $ 9,054     $ 9,365     $ 9,049
  Savings accounts                                           4,118       4,446       4,977       4,562       3,882
  Time deposits of individuals                              13,856      13,786      11,066      11,125      12,565
  Other time deposits                                          645         521         493         564         948
  Deposits in overseas offices                                 859       1,365       1,026         263         251
  Federal funds borrowed                                     1,011       1,404       1,398       1,501       1,047
  Security repurchase agreements                             2,948       2,990       2,003       2,336       2,010
  Borrowed funds                                             1,510       1,916       1,853       1,325       1,487
  Long-term debt                                             3,166       2,435       1,892       1,332         883
------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/
     Total interest expense/rates                           37,144      37,370      33,762      32,373      32,122
  Noninterest bearing deposits                               6,398       6,090       6,216       5,971       5,527
  Acceptances outstanding                                       65          91          69          51          78
  Accrued expenses and other liabilities                       925         780         603         563         521
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                           44,532      44,331      40,650      38,958      38,248
 Preferred stock                                                56         186         191         200         200
 Common stock                                                4,142       3,563       3,370       3,237       2,890
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                   4,198       3,749       3,561       3,437       3,090
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $48,730     $48,080     $44,211     $42,395     $41,338
------------------------------------------------------------------------------------------------------------------
   Net interest income
------------------------------------------------------------------------------------------------------------------
   Interest spread
   Contribution of noninterest bearing sources of funds
------------------------------------------------------------------------------------------------------------------
   Net interest margin
------------------------------------------------------------------------------------------------------------------

Tax equivalent basis computed using 35% for years 1996 through 1993, and 34% in 1992.

Average loan balances include nonperforming loans.

                                                                                  Interest
------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                       1996        1995        1994        1993        1992
------------------------------------------------------------------------------------------------------------------
ASSETS
 Earning assets:
  Loans:
   Commercial                                         $1,034.9     $1,000.9     $  841.4     $  777.9     $  824.9
   Real estate mortgage                                  895.6        868.5        712.0        651.1        625.0
   Consumer                                              764.1        697.0        554.2        532.1        560.1
   Revolving credit                                      375.0        357.6        287.9        243.5        249.4
------------------------------------------------------------------------------------------------------------------
     Total loans                                       3,069.6      2,924.0      2,395.5      2,204.6      2,259.4
  Securities:
   Taxable                                               540.4        608.4        558.9        604.9        669.1
   Tax-exempt                                             37.1         47.2         58.7         72.5         94.4
------------------------------------------------------------------------------------------------------------------
     Total securities                                    577.5        655.6        617.6        677.4        763.5
  Federal funds sold                                       7.4          5.3          3.4          4.9         12.6
  Security resale agreements                              15.4         23.9         20.0          8.8         26.9
  Eurodollar time deposits in banks                        1.2           .1          3.0          9.6         16.4
  Other short-term money
    market investments                                     5.2         16.3          8.5         10.1         16.3
------------------------------------------------------------------------------------------------------------------
     Total earning assets/                            $3,676.3     $3,625.2     $3,048.0     $2,915.4     $3,095.1
     Total interest income/rates
 Allowance for loan losses
 Market value appreciation
   of securities available for sale
 Cash and demand balances due from banks
 Properties and equipment
 Customers' acceptance liability
 Accrued income and other assets
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  NOW and money market accounts                       $  252.6     $  229.4     $  199.3     $  210.9     $  261.7
  Savings accounts                                       107.4        121.1        130.6        126.7        130.6
  Time deposits of individuals                           779.9        791.6        518.2        522.9        711.8
  Other time deposits                                     31.6         28.3         18.6         20.1         40.7
  Deposits in overseas offices                            44.6         79.2         44.1          6.9          8.3
  Federal funds borrowed                                  65.9         87.2         59.3         47.4         36.0
  Security repurchase agreements                         147.7        151.3        110.7         65.7         61.8
  Borrowed funds                                          85.8        127.3         44.7         47.7         65.6
  Long-term debt                                         197.3        160.3        111.5         77.3         64.3
------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/              $1,712.8     $1,775.7     $1,237.0     $1,125.6     $1,380.8
     Total interest expense/rates
  Noninterest bearing deposits
  Acceptances outstanding
  Accrued expenses and other liabilities
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
 Preferred stock
 Common stock
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
   Net interest income                                $1,963.5     $1,849.5     $1,811.0     $1,789.8     $1,714.3
------------------------------------------------------------------------------------------------------------------
   Interest spread
   Contribution of noninterest bearing sources of funds
------------------------------------------------------------------------------------------------------------------
   Net interest margin
------------------------------------------------------------------------------------------------------------------

                                                                                Daily Average Rate
------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                           1996       1995      1994      1993      1992
------------------------------------------------------------------------------------------------------------------
ASSETS
 Earning assets:
  Loans:
   Commercial                                                    8.44%     8.64%     7.80%     7.38%     7.51%
   Real estate mortgage                                          8.25      8.26      7.77      8.01      9.11
   Consumer                                                      8.74      9.15      8.28      9.01      9.48
   Revolving credit                                             12.00     11.69     11.47     11.56     14.15
------------------------------------------------------------------------------------------------------------------
     Total loans                                                 8.78      8.92      8.22      8.26      8.86
  Securities:
   Taxable                                                       6.49      6.22      5.86      5.84      6.99
   Tax-exempt                                                   10.11      9.17      9.27      9.58      9.87
------------------------------------------------------------------------------------------------------------------
     Total securities                                            6.65      6.36      6.07      6.09      7.25
  Federal funds sold                                             5.48      6.09      4.30      5.44      3.52
  Security resale agreements                                     5.40      5.92      4.26      3.21      3.81
  Eurodollar time deposits in banks                              5.45      5.00      2.80      3.45      3.93
  Other short-term money
    market investments                                           4.48      5.88      4.07      5.00      5.91
------------------------------------------------------------------------------------------------------------------
     Total earning assets/                                       8.31%     8.27%     7.58%     7.55%     8.19%
     Total interest income/rates
 Allowance for loan losses
 Market value appreciation
   of securities available for sale
 Cash and demand balances due from banks
 Properties and equipment
 Customers' acceptance liability
 Accrued income and other assets
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  NOW and money market accounts                                  2.80%     2.70%     2.20%     2.25%     2.89%
  Savings accounts                                               2.61      2.72      2.62      2.78      3.36
  Time deposits of individuals                                   5.63      5.74      4.68      4.70      5.66
  Other time deposits                                            4.90      5.43      3.77      3.56      4.29
  Deposits in overseas offices                                   5.19      5.80      4.30      2.62      3.31
  Federal funds borrowed                                         6.52      6.21      4.24      3.16      3.44
  Security repurchase agreements                                 5.01      5.06      5.53      2.81      3.07
  Borrowed funds                                                 5.68      6.64      2.41      3.60      4.41
  Long-term debt                                                 6.23      6.58      5.89      5.80      7.28
------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/                         4.61%     4.75%     3.66%     3.48%     4.30%
     Total interest expense/rates
  Noninterest bearing deposits
  Acceptances outstanding
  Accrued expenses and other liabilities
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
 Preferred stock
 Common stock
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
   Net interest income
------------------------------------------------------------------------------------------------------------------
   Interest spread                                               3.70%     3.52%     3.92%     4.07%     3.89%
   Contribution of noninterest bearing sources of funds           .74       .70       .58       .56       .65
------------------------------------------------------------------------------------------------------------------
   Net interest margin                                           4.44%     4.22%     4.50%     4.63%     4.54%
------------------------------------------------------------------------------------------------------------------

REPORT OF MANAGEMENT

The management of National City Corporation has prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.
   National City Corporation maintains a system of internal control over financial reporting designed to produce reliable financial statements. The system contains self-monitoring mechanisms, and compliance is tested and evaluated through an extensive program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any internal control system has inherent limitations, including the possibility that controls can be circumvented or overridden. Further, because of changes in conditions, internal control system effectiveness may vary over time.
   The Audit Committee, consisting entirely of outside directors, meets regularly with management, internal auditors and independent auditors, and reviews audit plans and results as well as management's actions taken in discharging responsibilities for accounting, financial reporting, and internal controls. Ernst & Young LLP, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.
   National City Corporation assessed its internal control system as of December 31, 1996 in relation to criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1996, its system of internal control met those criteria.

Cleveland, Ohio
January 22, 1997

/s/ DAVID A. DABERKO              /s/ ROBERT G. SIEFERS
DAVID A. DABERKO                  ROBERT G. SIEFERS
Chairman and Chief                Executive Vice President and
Executive Officer                 Chief Financial Officer

--------------------------------------------------------------------------------

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

The Stockholders
National City Corporation
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of National City's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of National City Corporation and Integra Financial Corporation, (Integra), which has been accounted for using the pooling of interests accounting method as described in Note 3 to the consolidated financial statements. We did not audit the 1995 and 1994 financial statements of Integra, which statements reflect total assets constituting 28% for 1995 and net income constituting 21% for 1995 and 28% for 1994 of the related consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Integra, is based solely on the report of other auditors.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, based on our audits, and for 1995 and 1994 the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Cleveland, Ohio
January 22, 1997

/s/ Ernst & Young LLP

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                                                            December 31
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                                1996               1995
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Loans:
     Commercial                                                                                   $  11,217,815       $11,329,695
     Real estate construction                                                                           774,991           712,524
     Lease financing                                                                                    515,576           357,883
     Real estate mortgage - nonresidential                                                            3,440,696         3,332,164
     Real estate mortgage - residential                                                               7,288,677         7,187,070
     Mortgage loans held for sale                                                                       334,742           314,350
     Consumer                                                                                         9,251,982         8,148,886
     Revolving credit                                                                                 3,005,589         3,083,254
---------------------------------------------------------------------------------------------------------------------------------
       Total loans                                                                                   35,830,068        34,465,826
       Allowance for loan losses                                                                       (705,893)         (705,846)
---------------------------------------------------------------------------------------------------------------------------------
       Net loans                                                                                     35,124,175        33,759,980
   Securities available for sale, at market                                                           8,997,322        10,344,988
   Federal funds sold and security resale agreements                                                    493,733           734,564
   Trading account assets                                                                               102,493            23,715
   Other short-term money market investments                                                            281,563           105,993
   Cash and demand balances due from banks                                                            2,935,282         2,995,905
   Properties and equipment                                                                             616,426           593,506
   Customers' acceptance liability                                                                       66,767            66,169
   Accrued income and other assets                                                                    2,238,074         1,917,025
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $  50,855,835       $50,541,845
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Demand deposits (noninterest bearing)                                                        $   7,436,403       $ 6,993,221
     NOW and money market accounts                                                                    9,162,353         9,035,259
     Savings accounts                                                                                 3,896,234         4,198,518
     Time deposits of individuals                                                                    13,896,667        14,147,551
     Other time deposits                                                                                721,647           488,595
     Deposits in overseas offices                                                                       886,443           717,823
---------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                                35,999,747        35,580,967
     Federal funds borrowed and security repurchase agreements                                        4,276,722         5,299,566
     Borrowed funds                                                                                   1,994,009         1,562,504
     Long-term debt                                                                                   2,994,418         3,024,990
     Acceptances outstanding                                                                             66,767            66,169
     Accrued expenses and other liabilities                                                           1,092,109           943,803
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    46,423,772        46,477,999
---------------------------------------------------------------------------------------------------------------------------------
   Stockholders' Equity:
     Preferred stock                                                                                         --           185,400
     Common stock, par value $4 per share, authorized 350,000,000 shares,
       outstanding 223,198,494 shares in 1996 and 211,571,079 shares in 1995                            892,794           846,284
     Capital surplus                                                                                    622,543           399,813
     Retained earnings                                                                                2,916,726         2,635,090
     Unallocated shares held by Employee Stock Ownership Plan (ESOP) trust                                   --            (2,741)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                            4,432,063         4,063,846
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $  50,855,835       $50,541,845
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                               For the Calendar Year
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)                                        1996              1995             1994
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                                           $  3,059,041       $2,910,070       $2,385,782
   Securities:
     Taxable                                                                            543,006          617,635          543,622
     Exempt from Federal income taxes                                                    24,114           30,675           38,141
   Federal funds sold and security resale agreements                                     22,831           30,228           23,427
   Eurodollar time deposits in banks                                                      1,198              104            3,044
   Other short-term investments                                                           5,145           15,319            8,626
---------------------------------------------------------------------------------------------------------------------------------
       Total interest income                                                          3,655,335        3,604,031        3,002,642

INTEREST EXPENSE
   Deposits                                                                           1,216,089        1,249,698          910,737
   Federal funds borrowed and security repurchase agreements                            213,554          238,484          170,011
   Borrowed funds                                                                        85,781          127,250           44,728
   Long-term debt                                                                       197,335          160,254          111,538
---------------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                                         1,712,759        1,775,686        1,237,014
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                   1,942,576        1,828,345        1,765,628
PROVISION FOR LOAN LOSSES                                                               146,480          113,482          109,356
---------------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses                            1,796,096        1,714,863        1,656,272

NONINTEREST INCOME
   Item processing revenue                                                              364,512          327,929          312,358
   Service charges on deposit accounts                                                  214,659          196,474          190,707
   Trust fees                                                                           177,124          167,224          153,431
   Card related fees                                                                    123,306           98,806           97,197
   Mortgage banking revenue                                                             114,742           89,918           82,770
   Brokerage revenue                                                                     47,546           29,502           19,748
   Other                                                                                122,993          117,085          119,471
---------------------------------------------------------------------------------------------------------------------------------
       Total fees and other income                                                    1,164,882        1,026,938          975,682
   Securities gains                                                                     108,146           42,365           30,279
---------------------------------------------------------------------------------------------------------------------------------
       Total noninterest income                                                       1,273,028        1,069,303        1,005,961

NONINTEREST EXPENSE
   Salaries and employee benefits                                                       923,764          878,615          831,679
   Equipment                                                                            135,139          127,612          122,278
   Net occupancy                                                                        132,143          125,072          122,213
   Assessments and taxes                                                                 44,355          105,005          109,955
   Merger-related charges                                                                74,745           24,200               --
   Other                                                                                700,534          678,517          616,786
---------------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                                                      2,010,680        1,939,021        1,802,911
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                            1,058,444          845,145          859,322
Income tax expense                                                                      321,814          253,685          260,855
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $    736,630       $  591,460       $  598,467
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK                                              $    732,602       $  576,630       $  583,267
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
   Primary                                                                                $3.29            $2.68            $2.64
   Fully diluted                                                                           3.27             2.64             2.60
AVERAGE COMMON SHARES OUTSTANDING
   Primary                                                                          222,674,326       215,097,124      220,822,755
   Fully diluted                                                                    225,503,431       224,004,487      229,844,700
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Unallocated
                                                  Preferred     Common     Capital      Retained     Shares Held by
(Dollars in Thousands Except Per Share Amounts)     Stock       Stock      Surplus      Earnings       ESOP Trust        Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1994                           $ 198,310    $902,777    $318,092    $2,392,780       $(16,446)      $3,795,513
   Net income                                                                             598,467                         598,467
   Common dividends declared, National City,
     $1.18 per share                                                                     (179,675)                       (179,675)
   Common dividends declared of Integra, prior
     to merger                                                                            (56,865)                        (56,865)
   Preferred dividends, $4.00 per depositary
     share                                                                                (15,415)                        (15,415)
   Issuance of 1,499,589 common shares under
     corporate stock and dividend reinvestment
     plans                                                        5,998      23,265                                        29,263
   Purchase of 14,030,032 common shares and
     215,400 depositary shares of preferred
     stock                                          (10,770)    (56,120)    (50,618)     (256,077)                       (373,585)
   Shares distributed by ESOP trust and tax
     benefit on dividends                                                                     665          7,428            8,093
   Change in unrealized market value adjustment
     on securities available for sale, net of
     tax                                                                                 (346,599)                       (346,599)
   Other                                                            180         352           (79)                            453
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1994                           187,540     852,835     291,091     2,137,202         (9,018)       3,459,650
   Net income                                                                             591,460                         591,460
   Common dividends declared, National City,
     $1.30 per share                                                                     (191,907)                       (191,907)
   Common dividends declared of Integra, prior
     to merger                                                                            (64,006)                        (64,006)
   Preferred dividends, $4.00 per depositary
     share                                                                                (14,910)                        (14,910)
   Issuance of 2,279,422 common shares under
     corporate stock and dividend reinvestment
     plans                                                        9,116      37,015        (1,246)                         44,885
   Purchase of 8,215,284 common shares and
     30,000 depositary shares of preferred stock     (1,500)    (32,860)    (22,479)     (184,414)                       (241,253)
   Issuance of 4,267,760 common shares pursuant
     to acquisitions                                             17,071      93,668                                       110,739
   Conversion of 12,800 depositary shares of
     preferred stock to 30,515 common shares           (640)        122         518                                            --
   Shares distributed by ESOP trust and tax
     benefit on dividends                                                                     544          6,277            6,821
   Change in unrealized market value adjustment
     on securities available for sale, net of
     tax                                                                                  362,367                         362,367
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                           185,400     846,284     399,813     2,635,090         (2,741)       4,063,846
   Net income                                                                             736,630                         736,630
   Common dividends declared, National City,
     $1.88 per share                                                                     (363,999)                       (363,999)
   Common dividends declared of Integra, prior
     to merger                                                                            (36,009)                        (36,009)
   Preferred dividends, $2.00 per depositary
     share                                                                                 (6,458)                         (6,458)
   Issuance of 2,787,765 common shares under
     corporate stock and dividend reinvestment
     plans                                                       11,151      47,612                                        58,763
   Issuance of common stock by subsidiary                                    25,077                                        25,077
   Conversion of 3,708,000 depositary shares
     of preferred stock to 8,839,650 common
     shares                                        (185,400)     35,359     150,041                                            --
   Shares distributed by ESOP trust and tax
     benefit on dividends                                                                     189          2,741            2,930
   Change in unrealized market value adjustment
     on securities available for sale, net of
     tax                                                                                  (48,717)                        (48,717)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996                         $      --    $892,794    $622,543    $2,916,726       $     --       $4,432,063
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For the Calendar Year
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                              1996               1995              1994
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                   $     736,630       $   591,460       $   598,467
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                        146,480           113,482           109,356
     Depreciation and amortization                                                     92,710            87,355            82,464
     Amortization of intangibles and servicing rights                                  61,838            65,232            57,411
     Amortization of securities discount and premium                                    3,502            18,728            10,734
     Securities gains                                                                (108,146)          (42,365)          (30,279)
     Other gains, net                                                                 (14,446)          (23,271)          (19,808)
     Net (increase) decrease in trading account securities                            (78,778)           (6,671)          142,356
     Originations and purchases of mortgage loans held for sale                    (2,610,000)       (2,075,968)       (2,039,026)
     Proceeds from sales of mortgage loans held for sale                            2,421,252         1,878,381         2,668,063
     Deferred income taxes                                                            (16,801)            2,672            10,647
     Increase in interest receivable                                                  (40,479)          (89,851)          (49,035)
     Increase in interest payable                                                       4,837           156,582            42,128
     Net change in other assets/liabilities                                          (322,864)         (105,767)         (194,159)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             275,735           569,999         1,389,319

LENDING AND INVESTING ACTIVITIES
   Net (increase) decrease in short-term investments                                   65,261           (20,553)          382,619
   Purchases of securities                                                         (3,439,159)       (7,269,362)       (4,800,590)
   Proceeds from sales of securities                                                3,416,044         5,589,865         4,165,952
   Proceeds from maturities and prepayments of securities                           1,401,079         1,932,384         1,767,919
   Net increase in loans                                                           (1,722,485)       (3,043,087)       (2,831,110)
   Proceeds from sales of loans                                                       400,558            61,225                --
   Net increase in properties and equipment                                          (115,630)         (101,676)          (98,220)
   Acquisitions                                                                            --           (16,498)               --
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by lending and investing activities                            5,668        (2,867,702)       (1,413,430)

DEPOSIT AND FINANCING ACTIVITIES
   Net increase (decrease) in Federal funds borrowed and security
     repurchase agreements                                                         (1,022,844)        1,457,409          (404,740)
   Net increase (decrease) in borrowed funds                                          431,505           278,464          (123,651)
   Net increase (decrease) in demand, savings, NOW, money market
     accounts, and deposits in overseas offices                                       436,612        (1,530,940)           76,560
   Net increase (decrease) in time deposits                                           (17,832)        1,668,121         1,334,279
   Repayment of long-term debt                                                       (528,261)          (72,935)          (15,362)
   Proceeds from issuance of long-term debt, net                                      497,086         1,123,360           207,207
   Dividends paid, net of tax benefit of ESOP shares                                 (314,762)         (270,279)         (251,290)
   Issuance of common stock and preferred stock                                        58,763            44,885            30,453
   Repurchase of common and preferred stock                                                --          (241,253)         (373,585)
   Proceeds from issuance of common stock by subsidiary                               114,966                --                --
   ESOP trust repayment                                                                 2,741             6,277             7,428
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by deposit and financing activities                         (342,026)        2,463,109           487,299
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and demand balances due from banks                    (60,623)          165,406           463,188
Cash and demand balances due from banks, January 1                                  2,995,905         2,830,499         2,367,311
---------------------------------------------------------------------------------------------------------------------------------
Cash and demand balances due from banks, December 31                            $   2,935,282       $ 2,995,905       $ 2,830,499
---------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
   Interest paid                                                                $   1,707,922       $ 1,619,204       $ 1,195,018
   Income taxes paid                                                                  392,247           238,400           258,187
   Common stock issued in purchase acquisitions                                            --           110,739                --
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   National City Corporation ("National City" or "the Corporation") is a multi-bank holding company headquartered in Cleveland, Ohio. The Corporation's principal banking subsidiaries are located in Cleveland, Columbus, Indianapolis, Louisville and Pittsburgh. In addition to retail and commercial banking, the Corporation and its subsidiaries are engaged in trust and investment management, mortgage banking, investment banking, leasing, item processing, venture capital, insurance and other financial-related businesses.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of National City conform with generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A description of the significant accounting policies is presented below:

   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. The consolidated financial statements have been prepared to give retroactive effect to the May 3, 1996 merger with Integra Financial Corporation (Integra) which was accounted for as a pooling-of-interests. Certain prior year amounts have been reclassified to conform with the current year presentation.

   BUSINESS COMBINATIONS: Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.
   Other business combinations have been accounted for under the pooling-of-interests method of accounting which requires the assets, liabilities and shareholders' equity of the merged entity to be retroactively combined with the Corporation's respective accounts at recorded value. Prior period financial statements have been restated to give effect to business combinations accounted for under this method.

   CASH FLOWS: Cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and demand balances due from banks."

   LOANS: Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of cost or market, as calculated on an aggregate basis.
   Loan origination fees and certain direct costs are amortized into interest or other income using a method which approximates the interest method over the estimated life of the related loan.
   Loans are classified as nonaccrual or restructured based on management's judgment and requirements established by bank regulatory agencies. Subsequent receipts on nonaccrual loans, including those considered impaired under the provisions of Statement of Financial Accounting Standards No. 114, are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured.

   ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is that amount believed adequate to absorb estimated credit losses in the portfolio based on management's evaluation of various factors including overall growth in the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, and current and anticipated economic conditions. A provision for loan losses is charged to operations based on management's periodic evaluation of these and other pertinent factors.
   Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. These standards require an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value. Fair value is measured using either the present value of expected future cash flows based on the initial effective interest rate on the loan, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The adoption of these standards did not have a material impact on the overall allowance for loan losses and did not affect the Corporation's charge-off or income recognition policies.

   SECURITIES AND TRADING ACCOUNT ASSETS: Trading account assets are held for resale in anticipation of short-term market movements and are carried at market value. Gains and losses, both realized and unrealized, are included in other income.
   Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost.
   Securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unreal-ized gains and losses reported separately through retained earnings, net of tax.
   Interest and dividends on securities, including amortization of premiums and accretion of discounts, is included in interest income. Realized gains and losses are recorded as net security gains (losses). The adjusted cost of specific securities sold is used to compute gains or losses on sales.
   Other income includes gains, losses and adjustments to market on interest rate futures and forward contracts related to trading account assets and liabilities.

   SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Corporation's policy to obtain control or take possession of securities purchased under resale agreements, which are primarily U.S. Government and Federal agency securities. The market value of the collateral is monitored and additional collateral obtained when deemed appropriate. The Corporation also monitors its exposure with respect to securities borrowed transactions and requests the return of excess collateral as required.

   INTANGIBLES: The excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination (goodwill) is included in other assets. Goodwill related to bank acquisitions is amortized over varying periods not exceeding 25 years. Goodwill related to nonbank acquisitions is amortized over varying periods not exceeding 40 years, based on industry practice within the respective nonbank industry. Core deposit and other identified intangibles are amortized over periods ranging from 4 to 15 years.

   MORTGAGE SERVICING RIGHTS: Beginning January 1, 1996, the Corporation changed its accounting for mortgage servicing rights to include the capitalization of both originated and purchased servicing rights as required under the provisions of SFAS No. 122, Accounting for Mortgage Servicing Rights. Prior to 1996, capitalization was limited to purchased servicing. The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Management stratifies servicing rights based on origination period and interest rate and evaluates the recoverability in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure, and delinquency experience. The Corporation did not have a valuation allowance associated with the mortgage servicing rights portfolio as of December 31, 1996. The Corporation hedges its exposure to the prepayment risk associated with the servicing rights by using off-balance sheet derivative agreements. Further discussion regarding this activity is provided in Note 19. The adoption of SFAS No. 122 did not have a material impact on financial position or results of operations.

   DEPRECIABLE ASSETS: Properties and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life.
   Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which was adopted on January 1, 1996. The provisions of this statement establish when an impairment loss should be recognized and how it should be measured. The adoption of the statement did not have a material impact on financial position or results of operations.

   OFF-BALANCE SHEET FINANCIAL AGREEMENTS: The Corporation utilizes a variety of off-balance sheet financial instruments to manage various financial risks. These instruments include interest rate swaps, interest rate caps and floors, futures, forwards and option contracts. Interest rate swaps are used to synthetically alter the price risk or cash flow characteristics of various on-balance sheet assets and liabilities. The net interest income or expense on interest rate swaps is accrued and recognized as an adjustment to the interest income or expense of the associated on-balance sheet asset or liability. The Corporation purchases interest rate caps and floors to reduce the cash flow risk of various on-balance sheet variable rate assets and liabilities. The cost or premium paid for purchased interest rate caps and floors is capitalized and charged to income based on the economic value at the time of purchase. The unamortized cost of caps or floors purchased is carried in other assets. Interest payments received on interest rate caps and floors are recorded as an interest income or expense adjustment to the related assets and liabilities. Unrealized gains or losses on interest rate swaps or purchased interest rate caps and floors are deferred. Deferred gains and losses are recorded in other assets or other liabilities, as applicable. Net cash flows related to interest rate swaps and interest rate caps and floors used to hedge mortgage servicing rights are recognized as adjustments to the carrying value of the servicing rights and are amortized over the estimated life of the servicing rights.
   Futures, forwards and options are also utilized to manage exposures to changes in interest rates. Futures, forwards and options that are used for risk management are carried at cost and realized gains and losses are amortized into interest income or interest expense over the life of the instrument.
   Realized gains and losses on all off-balance sheet transactions used to manage risk that are terminated prior to maturity are deferred and amortized as a yield adjustment over the remaining original life of the agreement.
   The Corporation also enters into off-balance sheet financial agreements on behalf of its customers and for its trading account. These instruments include interest rate swaps, interest rate caps and floors, futures, forwards and option contracts. These contracts are carried at market value as other assets or liabilities with changes in market value reflected in other income.

   INCOME TAXES: Deferred income taxes reflect the temporary tax consequences on future years of differences between the tax bases and financial statement amounts of assets and liabilities at each year-end.

   TREASURY STOCK: Acquisitions of treasury stock are recorded on the par value method, which requires the cash paid to be allocated to common or preferred stock, surplus and retained earnings.

2. RECENT ACCOUNTING PRONOUNCEMENTS
   ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of SFAS No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125. The adoption of these statements is not expected to have a material impact on financial position or results of operations.

3. MERGERS AND ACQUISITIONS
On May 3, 1996, National City Corporation merged with Integra Financial Corporation, a $14 billion bank holding company headquartered in Pittsburgh, Pennsylvania, in a transaction accounted for as a pooling-of-interests. National City issued 66.6 million shares of common stock to the shareholders of Integra based upon an exchange ratio of two shares of National City common stock for each outstanding share of Integra common stock.

  Separate results of operations for National City and Integra follow:

---------------------------------------------------------------------
                          THREE MONTHS
                         ENDED MARCH 31,     For the Calendar Year
                              1996         -------------------------
(Dollars In Thousands)     (UNAUDITED)        1995           1994
---------------------------------------------------------------------
Net interest income
 National City              $ 340,042      $1,321,085     $1,236,809
 Integra                      135,180         507,260        528,819
---------------------------------------------------------------------
 COMBINED                   $ 475,222      $1,828,345     $1,765,628

Net income
 National City              $ 124,834      $  465,109     $  429,434
 Integra                       52,030         126,351        169,033
---------------------------------------------------------------------
 COMBINED                   $ 176,864      $  591,460     $  598,467

Net income per common share
 National City                  $ .81           $3.03          $2.70
 Integra                         1.56            3.81           5.01
 COMBINED                         .80            2.68           2.64
---------------------------------------------------------------------

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
Total loans outstanding were recorded net of unearned income of $325.6 million in 1996 and $238.6 million in 1995.
   The following table summarizes the activity in the allowance for loan losses:

                                        For the Calendar Year
--------------------------------------------------------------------
(In Thousands)                     1996         1995         1994
--------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR     $ 705,846    $ 706,452    $ 685,313
 Acquired allowance                     94       11,643        9,729
 Provision                         146,480      113,482      109,356
 Loans charged off                (236,615)    (202,547)    (180,249)
 Recoveries                         90,088       76,816       82,303
--------------------------------------------------------------------
   Net charge-offs                (146,527)    (125,731)     (97,946)
--------------------------------------------------------------------
BALANCE AT END OF YEAR           $ 705,893    $ 705,846    $ 706,452
--------------------------------------------------------------------

   The financial review section provides detail regarding nonperforming loans. At December 31, 1996, and December 31, 1995, loans that were considered to be impaired under SFAS No. 114 totaled $13.9 million and $42.8 million, respectively. All impaired loans are included in nonperforming assets. Management does not individually evaluate certain smaller-balance loans for impairment. These loans are evaluated on an aggregate basis using a formula-based approach in accordance with the Corporation's policy. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans was $9.6 million and $20.0 million, respectively. The contractual interest due and actual interest recognized on impaired loans, as well as on total nonperforming assets, for the twelve months ended December 31, 1996 was $20.6 million and $9.0 million, compared to $21.3 million and $12.1 million, respectively, for the twelve months ended December 31, 1995.
   At December 31, 1996, nonaccrual and restructured loans were $143.1 million and other real estate owned was $24.5 million. At December 31, 1995, the corresponding amounts were $187.4 million and $21.4 million, respectively.

5. SECURITIES
The following is a summary of securities available for sale:

                                       DECEMBER 31, 1996
--------------------------------------------------------------------------
                       AMORTIZED    UNREALIZED   UNREALIZED     MARKET
(IN THOUSANDS)           COST         GAINS        LOSSES        VALUE
--------------------------------------------------------------------------
 U.S. Treas. and
  Fed. agency
  debentures          $ 2,230,328    $  5,330     $(22,903)   $ 2,212,755
 Mortgage-backed
  securities            4,390,066      32,417      (30,968)     4,391,515
 Asset-backed and
  corporate debt
  securities              990,014       6,171       (2,453)       993,732
 States and
  political
  subdivisions            324,520      13,351         (915)       336,956
 Other                    835,009     230,555       (3,200)     1,062,364
--------------------------------------------------------------------------
TOTAL SECURITIES      $ 8,769,937    $287,824     $(60,439)   $ 8,997,322
--------------------------------------------------------------------------

                                       December 31, 1995
--------------------------------------------------------------------------
                       Amortized    Unrealized   Unrealized     Market
(In Thousands)           Cost         Gains        Losses        Value
--------------------------------------------------------------------------
 U.S. Treas. and
  Fed. agency
  debentures          $ 2,075,783    $ 28,524     $ (7,576)   $ 2,096,731
 Mortgage-backed
  securities            5,996,309      63,034      (23,723)     6,035,620
 Asset-backed and
  corporate debt
  securities              816,578     217,289       (9,050)     1,024,817
 States and
  political
  subdivisions            435,988      22,681       (1,154)       457,515
 Other                    718,077      15,136       (2,908)       730,305
--------------------------------------------------------------------------
TOTAL SECURITIES      $10,042,735    $346,664     $(44,411)   $10,344,988
--------------------------------------------------------------------------

   At December 31, 1996, the unrealized appreciation in securities available for sale included in retained earnings totaled $147.8 million, net of tax, compared to unrealized appreciation of $196.5 million, net of tax, at December 31, 1995. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and accordingly, no valuation adjustments have been included as a charge to income.
   The following table shows the amortized cost and market value (carrying value) of securities at December 31, 1996 by maturity:

---------------------------------------------------------------------
                                            Available for Sale
                                      -------------------------------
(In Thousands)                        Amortized Cost     Market Value
---------------------------------------------------------------------
Due in 1 year or less                   $   983,188       $  988,660
Due in 1 to 5 years                       4,685,383        4,682,091
Due in 5 to 10 years                      2,284,551        2,280,718
Due after 10 years                          816,815        1,045,853
---------------------------------------------------------------------
TOTAL                                   $ 8,769,937       $8,997,322
---------------------------------------------------------------------

   Mortgage-backed securities and other securities which have prepayment provisions are assigned to maturity categories based on estimated average lives.
   At December 31, 1996, the carrying value of securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes and security repurchase agreements totaled $5.5 billion.
   At December 31, 1996, there were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities, which exceeded 10% of stockholders' equity.
   The following table represents the segregation of cash flows between securities available for sale and securities held to maturity:

---------------------------------------------------------------------
                               Available      Held to
(In Thousands)                 for Sale      Maturity        Total
---------------------------------------------------------------------
1996:
 Purchases of securities      $ 3,439,159   $        --   $ 3,439,159
 Proceeds from sales
   of securities                3,416,044            --     3,416,044
 Proceeds from maturities
   and prepayments of
   securities                   1,401,079            --     1,401,079
1995:
 Purchases of securities      $ 6,058,386   $ 1,210,976   $ 7,269,362
 Proceeds from sales
   of securities                5,589,865            --     5,589,865
 Proceeds from maturities
   and prepayments of
   securities                     916,138     1,016,246     1,932,384
---------------------------------------------------------------------

   On November 15, 1995, the FASB staff issued a special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with provisions in that special report, management chose to reclassify all securities classified as held to maturity to available for sale. At December 1, 1995, the date of the transfer, the amortized cost of those securities was $3.0 billion.
   In 1996, 1995, and 1994, gross gains of $122.3 million, $71.4 million, and $46.9 million and gross losses of $14.2 million, $29.0 million, and $16.6 million were realized, respectively.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value disclosures of financial instruments are made to comply with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The market value of securities is primarily based upon quoted market prices. For substantially all other financial instruments, the fair values are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. Fair values are based on estimates using present value and other valuation techniques in instances where quoted market prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments.
   SFAS No. 107 also excludes certain items from its disclosure requirements. These items include non-financial assets, intangibles, and future business growth, as well as certain liabilities such as pension and other post-retirement benefits, deferred compensation arrangements, and leases. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
   Portions of the unrealized gains and losses inherent in the valuation are a result of management's program to manage overall interest rate risk and represent a point in time valuation. It is not management's intention to immediately dispose of a significant portion of its financial instruments and, thus, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.
   The following table presents the estimates of fair value of financial instruments at December 31, 1996 and 1995. Bracketed amounts in the carrying value columns represent either reduction of asset accounts, liabilities, or commitments representing potential cash outflows. Bracketed amounts in the fair value columns represent estimated cash outflows required to settle the obligations at current market rates.

-----------------------------------------------------------------------
                                   1996                  1995
                            -------------------   -------------------
                            CARRYING     FAIR     Carrying     Fair
(In Millions)                VALUE      VALUE      Value      Value
-----------------------------------------------------------------------
ASSETS:
 Cash and cash equivalents  $  4,318   $  4,318   $  4,378   $  4,378
 Loans held for sale             335        335        314        314
 Loans receivable             35,495     35,578     34,151     34,371
 Allowance for loan losses      (706)        --       (706)        --
 Securities                    8,997      8,997     10,345     10,346
 Trading account assets          102        102         24         24
-----------------------------------------------------------------------
LIABILITIES:
 Demand deposits            $ (7,436)  $ (7,436)  $ (6,993)  $ (6,993)
 Savings and time deposits   (28,563)   (28,763)   (28,588)   (28,814)
 Short-term borrowings        (6,271)    (6,271)    (6,862)    (6,862)
 Long-term debt               (2,994)    (3,231)    (3,024)    (3,118)
 Other liabilities              (475)      (475)      (450)      (450)
-----------------------------------------------------------------------
OFF-BALANCE SHEET INSTRUMENTS:
 Interest rate swaps        $     (4)  $     15   $     --   $     94
 Interest rate caps,
   floors and corridors           21         24         29         47
 Commitments to
   extend credit                 (12)       (12)       (11)       (11)
 Standby letters of credit        (2)        (2)        (1)        (1)
-----------------------------------------------------------------------

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

   LONG-TERM DEBT: The fair values of long-term borrowings (other than deposits) are based on quoted market prices, where available, or are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

   OFF-BALANCE SHEET INSTRUMENTS: The amounts shown under carrying value represent accruals or deferred income (fees) arising from the related off-balance sheet financial instruments. Fair values for off-balance sheet instruments (futures, swaps, forwards, options, guarantees, and lending commitments) are based on quoted market prices (futures); current settlement values (financial forwards); quoted market prices of comparable instruments; fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (guarantees, loan commitments); or, if there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).

7. CASH AND DEMAND BALANCES DUE FROM BANKS
The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The consolidated average reserve balance was $244 million for 1996.

8. PROPERTIES AND EQUIPMENT
A summary of properties and equipment follows:

                                                  December 31
--------------------------------------------------------------------
(In Thousands)                               1996            1995
--------------------------------------------------------------------
Land                                       $  87,060      $   87,572
Buildings and leasehold improvements         585,838         601,713
Equipment                                    701,477         665,472
--------------------------------------------------------------------
                                           1,374,375       1,354,757
Less accumulated depreciation
 and amortization                            757,949         761,251
--------------------------------------------------------------------
NET PROPERTIES AND EQUIPMENT               $ 616,426      $  593,506
--------------------------------------------------------------------

   The Corporation and certain of its subsidiary banks occupy their respective headquarters offices under long-term operating leases and, in addition, lease certain data processing equipment. The aggregate minimum annual rental commitments under these leases total approximately $56.3 million in 1997, $51.4 million in 1998, $48.5 million in 1999, $45.2 million in 2000, $42.3 million in 2001, and $263.7 million thereafter.
   Total expense recorded under all operating leases in 1996, 1995, and 1994 was $79.8 million, $73.3 million, and $69.2 million, respectively.

9. BORROWED FUNDS
The composition of borrowed funds follows:

                                                December 31
-------------------------------------------------------------------
(In Thousands)                             1996             1995
-------------------------------------------------------------------
U.S. Treasury demand notes and
 Federal funds borrowed-term            $ 1,056,499      $  391,765
Notes payable to Student Loan
 Marketing Association                      300,000         600,000
Other                                        79,648         186,916
-------------------------------------------------------------------
   Total bank subsidiaries                1,436,147       1,178,681
Commercial paper                            556,100         374,017
Other                                         1,762           9,806
-------------------------------------------------------------------
   Total parent company and other
     subsidiaries                           557,862         383,823
-------------------------------------------------------------------
TOTAL                                   $ 1,994,009      $1,562,504
-------------------------------------------------------------------

   U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized with securities or 1-4 family residential mortgage loans. The funds are placed with the banks at the discretion of the U.S. Treasury and may be called at any time.
   The $300 million floating rate note payable to Student Loan Marketing Association is secured by and provides funding for student loan receivables.

10. LONG-TERM DEBT
The composition of long-term debt, net of unamortized discount, if applicable, follows:

                                                December 31
-------------------------------------------------------------------
(In Thousands)                               1996             1995
-------------------------------------------------------------------
8 3/8% Notes due 1996                   $   --           $   99,987
Floating Rate Subordinated Notes due
 1997                                        74,998          74,980
Floating Rate Notes due 1997                 49,983          49,962
9 7/8% Subordinated Notes due 1999           64,872          64,825
6.50% Subordinated Notes due 2000            99,820          99,777
8.50% Subordinated Notes due 2002            99,881          99,849
6 5/8% Subordinated Notes due 2004          249,072         248,942
7.20% Subordinated Notes due 2005           249,756         249,727
Other                                         1,794           2,561
-------------------------------------------------------------------
TOTAL PARENT COMPANY                        890,176         990,610
-------------------------------------------------------------------
6.50% Subordinated Notes due 2003           199,525         199,451
7.25% Subordinated Notes due 2010           222,779         222,612
6.30% Subordinated Notes due 2011           200,000          --
7.25% Subordinated Notes due 2011           197,080          --
Other                                         2,103           2,309
-------------------------------------------------------------------
TOTAL SUBSIDIARY SUBORDINATED NOTES         821,487         424,372
-------------------------------------------------------------------
TOTAL LONG-TERM DEBT QUALIFYING FOR
 TIER II CAPITAL                          1,711,663       1,414,982
-------------------------------------------------------------------
Senior Bank Notes                           754,582         654,547
Federal Home Loan Bank Advances             528,173         955,461
-------------------------------------------------------------------
TOTAL OTHER LONG-TERM DEBT OF
 SUBSIDIARIES                             1,282,755       1,610,008
-------------------------------------------------------------------
TOTAL                                   $ 2,994,418      $3,024,990
-------------------------------------------------------------------

   The $75 million floating rate notes and the $50 million floating rate notes pay interest quarterly at a rate of 12.5 basis points over the three-month Eurodollar deposit rate and may be redeemed in whole or in part at the option of the Corporation.
   All of the subordinated notes of the parent and bank subsidiaries pay interest semi-annually and may not be redeemed prior to maturity. The 6.30% Subordinated Notes were issued in February 1996 by National City Bank of Kentucky. The 7.25% Subordinated Notes were issued in October 1996 by National City Bank of Pennsylvania.
   The Senior Bank Notes are at fixed and variable rates and mature at various dates through 2007. The weighted average interest rate of the notes as of December 31, 1996 and 1995 was 6.07% and 6.29%, respectively.
   Long-term advances from the Federal Home Loan Bank (FHLB) are at fixed and variable rates ranging up to 8.40% and mature at various dates through 2023. Advances from the FHLB are collateralized by qualifying securities and loans.
   A credit agreement dated February 2, 1996, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2000, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at December 31, 1996.
   Long-term debt maturities for the next five years are as follows: $227.8 million in 1997; $27.9 million in 1998; $67.5 million in 1999; $677.7 million in 2000; and $126.8 million in 2001.

11. CAPITAL RATIOS
The following table reflects various measures of capital at year-end:

                                1996                    1995
                         -------------------     ------------------
(DOLLARS IN MILLIONS)     AMOUNT       RATIO      Amount      Ratio
---------------------------------------------------------------------
Total equity(1)          $ 4,432.1      8.71%    $4,063.8      8.04%
Tangible equity(2)         3,932.7      7.81      3,545.9      7.09
Tier 1 capital(3)          3,976.5      9.84      3,546.4      9.14
Total risk-based
 capital(4)                5,980.6     14.79      5,228.4     13.47
Leverage(5)                3,976.5      8.16      3,546.4      7.26
---------------------------------------------------------------------

(1) Computed in accordance with generally accepted accounting principles, including unrealized market value adjustment of securities available for sale.
(2) Stockholders' equity less all intangible assets and servicing rights; computed as a ratio to total assets less intangible assets and servicing rights.
(3) Stockholders' equity less certain intangibles and the unrealized market value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(4) Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio to risk-adjusted assets, as defined.
(5) Tier 1 capital; computed as a ratio to average total assets less certain intangibles.
---------------------------------------------------------------------

   National City's Tier 1, total risk-based capital and leverage ratios are well above the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively.
   The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier I capital, total risk-based capital and leverage ratios, respectively.
   Intangible asset and mortgage servicing right totals used in the capital ratio calculations are summarized below:

                                                    December 31
--------------------------------------------------------------------
(Dollars in Millions)                             1996        1995
--------------------------------------------------------------------
Goodwill                                         $307.8      $319.7
Core deposit intangibles                           17.7        26.9
Other intangibles                                   1.6         2.4
Purchased credit cards                             31.1        47.4
Mortgage servicing rights                         141.2       121.5
--------------------------------------------------------------------

12. OTHER CAPITAL TRANSACTIONS
The Corporation is authorized to issue 5,000,000 shares of no par value preferred stock. At December 31, 1995, the Corporation had 741,600 shares of 8% Cumulative Convertible Preferred Stock outstanding in the form of 3,708,000 depositary shares. The depositary shares had a stated value of $50.00 per share and each share represented a one-fifth interest in a preferred share. The preferred shares were convertible at the option of the holder into 2.384 common shares per depositary share. On March 5, 1996, the Corporation called the preferred stock for redemption, effective May 1, 1996, at the fixed redemption price of $52.00 per depositary share. Prior to the redemption date, all of the outstanding depositary shares were converted into common stock.
   The final 613,429 shares in the Employee Stock Ownership Plan (ESOP) were allocated to benefit plan participants during 1996. The ESOP, which was part of the National City Savings and Investment Plan, earned dividends on company shares of $.4 million and $1.4 million in 1996 and 1995, respectively. Company contributions of $2.8 million and $6.8 million in 1996 and 1995, respectively, were used with dividends to service the loan which was fully paid during 1996.
   In August 1996, National Processing, Inc. (NPI), a subsidiary of National City, issued 7,475,000 shares of common stock in an underwritten public offering. The net proceeds from the transaction were retained by NPI to finance internal business development needs. This capital transaction resulted in a $25.1 million increase in the carrying value of National City's interest in the net assets of NPI. Amounts related to the minority shareholders' interest in the equity of NPI are not material to the consolidated financial statements.

13. NET INCOME PER COMMON SHARE
Primary net income per common share is based upon net income after preferred dividend requirements and the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding stock options. Fully diluted earnings per share is based upon net income and the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and the conversion impact of convertible equity instruments.
   The calculation of net income per common share follows:

                                      For the Calendar Year
----------------------------------------------------------------------
(In Thousands Except
Per Share Amounts)                    1996         1995         1994
----------------------------------------------------------------------
PRIMARY:
 Net income                       $736,630     $591,460     $598,467
   Less preferred dividends          4,028       14,830       15,200
----------------------------------------------------------------------
 Net income applicable to
   common stock                   $732,602     $576,630     $583,267
----------------------------------------------------------------------
 Average common shares
   outstanding                 222,674,326  215,097,124  220,822,755
----------------------------------------------------------------------
 Net income per common
   share                             $3.29        $2.68        $2.64
----------------------------------------------------------------------
ASSUMING FULL DILUTION:
 Net income                       $736,630     $591,460     $598,467
----------------------------------------------------------------------
 Fully diluted average common
   shares outstanding          225,503,431  224,004,487  229,844,700
----------------------------------------------------------------------
 Fully diluted
   net income per share              $3.27        $2.64        $2.60
----------------------------------------------------------------------

14. PARENT COMPANY AND REGULATORY RESTRICTIONS
At December 31, 1996, retained earnings of the parent company included $1,973.7 million of equity in undistributed earnings of subsidiaries.
   Dividends paid by the Corporation's subsidiary banks are subject to various legal and regulatory restrictions. In 1996, subsidiary banks declared $579.5 million in dividends to the parent company. The subsidiary banks can initiate dividend payments in 1997, without prior regulatory approval, of $378.0 million, plus an additional amount equal to their net profits for 1997, as defined by statute, up to the date of any such dividend declaration.
   Under Section 23A of the Federal Reserve Act, as amended, loans from subsidiary banks to nonbank affiliates, including the parent company, are required to be collateralized.
   Commercial paper borrowings of a subsidiary ($556.1 million outstanding at December 31, 1996) are guaranteed by the parent company.
   Condensed parent company financial statements, which include transactions with subsidiaries, follow:

BALANCE SHEETS

                                                 December 31
--------------------------------------------------------------------
(In Thousands)                                   1996          1995
--------------------------------------------------------------------
ASSETS
 Cash and demand balances
   due from banks                         $    14,355    $   12,658
 Loans to and accounts receivable
   from subsidiaries                        1,014,375       587,534
 Securities                                   747,644       252,686
 Investments in:
   Subsidiary banks                         3,149,276     3,592,561
   Nonbank subsidiaries                       442,711       642,812
 Goodwill, net of accumulated
   amortization of $34,897 and $32,217,
   respectively                                47,793        50,473
 Other assets                                 184,015        87,435
--------------------------------------------------------------------
TOTAL ASSETS                              $ 5,600,169    $5,226,159
--------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Commercial paper                         $        --    $   34,319
 Corporate long-term debt                     890,176       990,610
 Accrued expenses and other liabilities       277,930       137,384
--------------------------------------------------------------------
   Total liabilities                        1,168,106     1,162,313
 Stockholders' equity                       4,432,063     4,063,846
--------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   $ 5,600,169    $5,226,159
--------------------------------------------------------------------

STATEMENTS OF INCOME

                                           For the Calendar Year
------------------------------------------------------------------------
(In Thousands)                           1996         1995         1994
------------------------------------------------------------------------
INCOME
 Dividends from:
   Subsidiary banks                 $ 579,500    $ 329,751    $ 354,878
   Nonbank subsidiaries                10,420       12,676       16,129
 Interest on loans
   to subsidiaries                     10,810       11,686        5,250
 Interest and dividends
   on securities                       21,997        9,268        7,487
 Security gains                        93,720       19,764          476
 Other income                           2,851        1,046        3,542
------------------------------------------------------------------------
TOTAL INCOME                          719,298      384,191      387,762
------------------------------------------------------------------------
EXPENSE
 Interest on debt and
   other borrowings                    67,280       68,578       55,147
 Goodwill amortization                  2,588        2,360        2,344
 Other expense                        153,487      118,909       70,915
------------------------------------------------------------------------
TOTAL EXPENSE                         223,355      189,847      128,406
------------------------------------------------------------------------
 Income before taxes and
   equity in undistributed
   income of subsidiaries             495,943      194,344      259,356
 Income tax (benefit)                 (81,357)     (79,474)     (60,082)
------------------------------------------------------------------------
 Income before equity in
   undistributed net income
   of subsidiaries                    577,300      273,818      319,438
 Equity in undistributed net
   income of subsidiaries             159,330      317,642      279,029
------------------------------------------------------------------------
NET INCOME                          $ 736,630    $ 591,460    $ 598,467
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                           For the Calendar Year
-----------------------------------------------------------------------
(In Thousands)                         1996         1995         1994
-----------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                         $ 736,630    $ 591,460    $ 598,467
 Adjustments to reconcile net
 income to net cash provided
 by operating activities:
 Equity in undistributed net
  income of subsidiaries             (159,330)    (317,642)    (279,029)
 Amortization of goodwill               2,588        2,360        2,344
 Depreciation of premises and
  equipment                             5,447        4,339        7,750
 Decrease (increase) in dividends
  receivable from subsidiaries       (114,820)     (89,500)      55,669
 Security gains                       (93,720)     (19,764)        (476)
 Other, net                          (114,604)     (79,879)    (109,762)
-----------------------------------------------------------------------
NET CASH PROVIDED
 BY OPERATING ACTIVITIES              262,191       91,374      274,963
-----------------------------------------------------------------------
INVESTING ACTIVITIES
 Net change in short-term money
  market investments                   29,065      (35,613)     (26,750)
 Purchases of securities             (260,765)    (144,259)    (123,613)
 Sales and maturities of
  securities                          199,324       93,129       91,261
 Net sales (purchases) of premises
  and equipment                        11,513       19,266      (10,221)
 Principal collected on
  loans to subsidiaries                 8,524        7,800       50,850
 Loans to subsidiaries                (49,167)     (24,975)     (25,805)
 Investment in subsidiaries                --      (72,961)     (14,784)
 Return of investment
  from subsidiaries                   198,000      286,000      168,000
-----------------------------------------------------------------------
NET CASH PROVIDED
 BY INVESTING ACTIVITIES              136,494      128,387      108,938
-----------------------------------------------------------------------
FINANCING ACTIVITIES
 Repayment of corporate
  long-term debt                     (100,000)        (556)     (13,405)
 Proceeds from issuance
  of long-term debt                        --      249,710      247,080
 Increase (decrease) in other
  borrowings                          (43,730)      (7,115)     (26,148)
 Common and preferred dividends      (314,762)    (270,279)    (251,290)
 Issuance of common stock              58,763       44,885       30,453
 Repurchase of stock                       --     (241,253)    (373,585)
 Shares distributed by ESOP             2,741        6,277        7,428
-----------------------------------------------------------------------
NET CASH (USED)
 BY FINANCING ACTIVITIES             (396,988)    (218,331)    (379,467)
-----------------------------------------------------------------------
 Increase in cash and
  demand balances due
  from banks                            1,697        1,430        4,434
 Cash and demand balances due
  from banks, January 1                12,658       11,228        6,794
-----------------------------------------------------------------------
 Cash and demand balances due
  from banks, December 31           $  14,355    $  12,658    $  11,228
-----------------------------------------------------------------------

                                           For the Calendar Year
------------------------------------------------------------------------
(In Thousands)                          1996         1995         1994
------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                      $  64,764    $  65,106    $  46,700
 Securities transferred to (from)
  subsidiaries                       (248,234)      89,400           --
 Shares issued in purchase
  acquisitions and additional
  investment in subsidiaries               --      110,739           --
------------------------------------------------------------------------

15. STOCK OPTIONS AND AWARDS
National City maintains various incentive and non-qualified stock-based compensation plans that allow for the granting of restricted shares, stock options or other stock-based awards to eligible employees and directors. The Corporation has elected not to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair-value based method of accounting for stock options and similar equity awards, and will continue to follow APB No. 25, Accounting For Stock Issued to Employees, and related Interpretations to account for its stock-based compensation plans. Included below are pro forma net income and earnings per share, as required by SFAS No. 123, determined as if the Corporation had accounted for stock options granted in 1995 and 1996 under the provisions of SFAS No. 123.
   STOCK OPTION PLANS: The stock option plans for officers and key employees authorize the issuance of up to 10,000,000 options to purchase shares of common stock at the market price of the shares at the date of grant. These options generally become exercisable to the extent of either 25% or 50% annually beginning one year from the date of grant and expire not later than ten years from the date of grant. In addition, stock options may be granted that include the right to receive additional options not exceeding the number of options exercised under the original grant if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.
   In 1995, the Corporation was authorized to grant up to 3,500,000 options to purchase common stock to virtually all employees in commemoration of National City's 150th anniversary. One-third of these options become exercisable in each of the years 1998, 1999, and 2000.
   As of the merger date, all former Integra options were assumed by National City with appropriate conversion of the option price per share and the number of shares under option. All former Integra plans were terminated with respect to the granting of any additional options.
   RESTRICTED STOCK PLAN: The 1991 Restricted Stock Plan provides for the issuance of up to 1,000,000 shares of common stock to officers, key employees, and outside directors. In general, restrictions on outside directors' shares granted after 1992 expire after nine months and restrictions on shares granted to key employees and officers expire over a four-year period. The Corporation generally recognizes compensation expense over the restricted period. Compensation expense recognized in 1996, 1995 and 1994 totaled $2.0 million, $1.9 million and $1.4 million, respectively, related to shares issued under this plan.
   OPTION AND RESTRICTED STOCK AWARD ACTIVITY: A summary of stock option and restricted stock award activity follows:

----------------------------------------------------------------------------
                                        Shares
                        --------------------------------------
                        Available                                  Weighted-
                        for Grant                                   Average
                        ----------           Outstanding            Option
                         Awards &      -----------------------     Price Per
                         Options        Awards       Options         Share
----------------------------------------------------------------------------
January 1, 1994         10,339,300      243,750      9,023,949       $20.75
 Integra shares
   authorized              650,223
 Cancelled                 109,492       (4,350)      (105,142)       28.74
 Exercised                               (4,400)      (952,028)       17.72
 Granted                (2,205,600)      92,800      2,112,800        29.79
----------------------------------------------------------------------------
December 31, 1994        8,893,415      327,800     10,079,579        22.84
 Authorized              3,500,000
 Cancelled                  95,577       (8,950)      (793,767)       29.12
 Acquired                                               88,418
 Exercised                             (139,250)    (1,822,509)       20.40
 Granted                (5,849,640)     111,090      5,738,550        30.10
----------------------------------------------------------------------------
December 31, 1995        6,639,352      290,690     13,290,271        25.86
 Cancelled                 125,368      (11,300)      (820,718)       29.35
 Exercised                              (49,532)    (2,999,388)       19.83
 Granted                (3,649,117)     162,977      4,105,003        35.20
----------------------------------------------------------------------------
DECEMBER 31, 1996        3,115,603      392,835     13,575,168       $29.89
----------------------------------------------------------------------------

   At December 31, 1996, 1995 and 1994, options exercisable under National City option plans totaled 6,975,620, 6,160,826, and 5,669,645 shares, respectively, and had a weighted average option price per share of $22.45, $20.71, and $18.74, respectively. All options outstanding under the Integra option plan became exercisable as of the acquisition date. For options outstanding at December 31, 1996, the option price per share ranged from $5.31 to $47.50 and the weighted-average remaining contractual life of the options was 7.3 years.
   PRO FORMA DISCLOSURES: For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1995 and 1996 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics than the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.
   The following weighted-average assumptions were used in the option pricing model: a risk-free interest rate of 6.04% and 5.64% for 1996 and 1995, respectively; an expected life of the option of 4.2 years and 5.4 years for 1996 and 1995, respectively; and an expected dividend yield and volatility factor of 3.80% and .21 respectively, for both years. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.
   Had compensation cost for the Corporation's stock-based compensation plans been determined consistent with SFAS No. 123, net income and earnings per share would have been as summarized below:

--------------------------------------------------------------------
(In Thousands, Except Per Share Amounts)      1996           1995
--------------------------------------------------------------------
Pro forma net income                        $ 725,726      $ 588,122
Pro forma earnings per share:
 Primary                                        $3.24          $2.67
 Fully diluted                                   3.22           2.63
--------------------------------------------------------------------

   Due to the inclusion of only 1995 and 1996 option grants, the effects of applying SFAS No. 123 in 1995 and 1996 may not be representative of the pro forma impact in future years.

16. PENSION PLANS
National City has a noncontributory, defined benefit retirement plan covering substantially all employees. Retirement benefits are based upon the employees' length of service and salary levels. Actuarially determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974.
   The defined benefit pension plan's funded status (at its year-end September
30) follows:

--------------------------------------------------------------------
(In Thousands)                                1996           1995
--------------------------------------------------------------------
Projected benefit obligation:
 Vested benefits                           $ 422,876      $ 414,937
 Nonvested benefits                           21,121         15,342
--------------------------------------------------------------------
 Accumulated benefit obligation              443,997        430,279
 Effect of projected future
   compensation levels                        84,875         99,229
--------------------------------------------------------------------
Projected benefit obligation                 528,872        529,508
Plan's assets at fair value, primarily
 stocks and bonds, including $22.7
 million and $16.7 million in the common
 stock of the Corporation for 1996 and
 1995, respectively                          561,133        496,400
--------------------------------------------------------------------
Funded status - plan assets in excess of
 (less than) projected benefit
 obligation                                $  32,261      $ (33,108)
--------------------------------------------------------------------
Comprised of:
 Unrecognized net gains (losses)           $  31,626      $ (35,482)
 Unrecognized net assets being
   recognized over 15 years                   20,787         24,477
 Less accrued pension liability on
   balance sheet                              20,152         22,103
--------------------------------------------------------------------
                                           $  32,261      $ (33,108)
--------------------------------------------------------------------

   Assumptions used in the valuation of the defined benefit pension plan at its year-end (September 30) follow:

-----------------------------------------------------------------------
                                     1996        1995          1994
-----------------------------------------------------------------------
Weighted average discount rate        7.50%         7.50%    8.25-8.50%
Average assumed rate of
 compensation increase                5.00     4.75-5.00     4.75-5.50
Long-term rate of return on
 assets                              10.00         10.00          9.50
-----------------------------------------------------------------------

   Net defined benefit pension plan costs include the following components:

                                            For the Calendar Year
------------------------------------------------------------------------
(In Thousands)                            1996        1995        1994
------------------------------------------------------------------------
Service cost - benefits
 earned during year                   $  20,306    $ 19,871    $ 22,775
Interest cost on projected
 benefit obligation                      36,033      36,324      33,619
Actual return on plan assets            (78,548)    (74,411)     (7,889)
Net amortization and deferral            30,577      29,732     (37,140)
------------------------------------------------------------------------
Net periodic pension cost             $   8,368    $ 11,516    $ 11,365
------------------------------------------------------------------------

   The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded and any payments to plan participants are made by the Corporation. As of December 31, 1996 and 1995 approximately $32.6 million and $18.2 million, respectively, were included in accrued expenses and other liabilities for these plans. For the years ended Decem-ber 31, 1996, 1995 and 1994, expense related to these plans was $17.6 million, $5.6 million, and $5.4 million, respectively. The accrued liability and expense for 1996 include a $11.4 million charge relating to the curtailment of a supplemental executive retirement plan for former key employees of Integra.
   Substantially all employees with one or more years of service are eligible to contribute a portion of their pre-tax salary to a defined contribution plan. The Corporation may make contributions to the plan in varying amounts depending on the level of employee contributions. For the years ended 1996, 1995 and 1994, the expense related to this plan was $10.7 million, $17.8 million, and $18.5 million, respectively.

17. OTHER POSTRETIREMENT BENEFIT PLANS
The Corporation has a benefit plan which offers postretirement medical and life insurance benefits to all employees who have attained the age of 55 and have at least 10 years of service (five years of service if age 65 or older). The medical portion is contributory and the life insurance coverage is noncontributory to the participants. For any employee who retired on or after April 1, 1989, the Corporation's medical contribution is fixed, based on years of service and age at retirement. The accounting for the medical portion anticipates contributions for retirees prior to April 1, 1989, to continue to increase as a proportion of the total costs of the plan. The Corporation reserves the right to terminate or make plan changes at any time.
   The Corporation has no plan assets attributable to the plan and funds the benefits as the claims arise. Postretirement benefit costs are recognized during the periods in which employees provide service for such benefits. The following table presents the Plan's status at December 31, reconciled with amounts recognized in the consolidated balance sheet:

--------------------------------------------------------------------
(Dollars in Thousands)                           1996         1995
--------------------------------------------------------------------
Accumulated postretirement benefit
 obligation:
 Retirees                                     $ 40,704     $ 38,982
 Fully eligible active plan participants        10,826        8,671
 Other active plan participants                 15,573       13,593
--------------------------------------------------------------------
Accumulated postretirement benefit
 obligation                                     67,103       61,246
Unrecognized net gain (loss)                    (9,585)      (6,206)
Unrecognized transition obligation             (27,210)     (29,133)
--------------------------------------------------------------------
Accrued postretirement benefit cost           $ 30,308     $ 25,907
--------------------------------------------------------------------

   Net periodic postretirement benefit costs include the following components:

---------------------------------------------------------------------
                                            For the Calendar Year
(Dollars in Thousands)                     1996       1995       1994
---------------------------------------------------------------------
Service cost                             $1,270     $  983     $1,194
Interest cost                             4,805      4,406      4,433
Net amortization and deferral             2,231      1,822      2,172
---------------------------------------------------------------------
Net periodic postretirement
 benefit cost                            $8,306     $7,211     $7,799
---------------------------------------------------------------------

   Assumptions used in the valuation of the accumulated postretirement benefit obligation at December 31 follow:

----------------------------------------------------------------------
                                           1996      1995      1994
----------------------------------------------------------------------
Weighted average discount rate              7.75%     7.75%     8.50%
Average salary scale                        5.00      5.00      5.50
----------------------------------------------------------------------

   The health care trend rate assumption only affects those participants retired under the plan prior to April 1, 1989. The 1996 health care trend rate is projected to be 10.5 percent for participants under 65 and 7.5 percent for participants over 65. These rates are assumed to decrease incrementally by .5 percentage point per year until they reach 5 percent and remain at that level thereafter. The health care trend rate assumption does not have a significant effect on the medical plan, therefore, a 1 percentage point change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

18. INCOME TAXES
The composition of income tax expense(benefit) follows:

--------------------------------------------------------------------
                                        For the Calendar Year
                                    1996         1995         1994
--------------------------------------------------------------------
Current:
 Federal                          $320,696     $234,809     $237,452
 State                              17,919       16,204       12,756
--------------------------------------------------------------------
   Total current                   338,615      251,013      250,208
Deferred:
 Federal                           (15,682)       1,733        8,886
 State                              (1,119)         939        1,761
--------------------------------------------------------------------
 Total deferred                    (16,801)       2,672       10,647
--------------------------------------------------------------------
Tax expense                       $321,814     $253,685     $260,855
--------------------------------------------------------------------
Tax expense applicable to
 security transactions            $ 29,587     $ 13,501     $ 10,248
--------------------------------------------------------------------

   The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown below:

-------------------------------------------------------------------
                                            For the Calendar Year
                                            1996     1995     1994
-------------------------------------------------------------------
Statutory rate                              35.0%    35.0%    35.0%
Life insurance                              (2.2)    (3.0)    (2.2)
Tax-exempt income                           (1.5)    (2.3)    (2.6)
Other                                       (.9)      .3       .2
-------------------------------------------------------------------
EFFECTIVE TAX RATE                          30.4%    30.0%    30.4%
-------------------------------------------------------------------

  Significant components of deferred tax liabilities and assets as of December 31 are as follows:

-------------------------------------------------------------------
(Dollars in Thousands)                           1996         1995
-------------------------------------------------------------------
Deferred tax liabilities:
 Lease accounting                             $ 98,707     $ 79,937
 Depreciation                                   23,210       24,444
 Mark to market adjustments                     83,452      116,206
 Other - net                                    77,925       76,974
-------------------------------------------------------------------
 Total deferred tax liabilities                283,294      297,561
Deferred tax assets:
 Provision for losses                          248,462      246,637
 Employee benefits                              33,308       11,384
 Other - net                                    76,553      112,071
-------------------------------------------------------------------
  Total deferred tax assets                    358,323      370,092
-------------------------------------------------------------------
Net deferred tax assets                       $ 75,029     $ 72,531
-------------------------------------------------------------------

19. OFF-BALANCE SHEET FINANCIAL AGREEMENTS
The Corporation uses a variety of off-balance sheet financial instruments such as interest rate swaps, futures, options, forwards, and cap and floor contracts. These financial agreements, frequently called interest rate derivatives, enable the Corporation to efficiently manage its exposure to changes in interest rates. As with any financial instrument, derivatives have inherent risks. Market risk represents the risk of gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance sheet transactions. Credit risk is the risk that a counterparty to a derivative contact with an unrealized gain fails to perform according to the terms of the agreement. Credit risk can be measured as the cost of acquiring a new derivative agreement with cash flows identical to those of a defaulted agreement in the current interest rate environment. The credit exposure to counterparties is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and by collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance sheet counterparties that provide for exchanges of marketable securities to collateralize either party's unrealized gains. On December 31, 1996, these collateral agreements covered 95% of the notional amount of the derivative portfolio, and the Corporation was holding net U.S. government and agency securities with a market value of $34 million from various counterparties to collateralize unrealized gains. The Corporation has never experienced, nor does it have any reason to expect, a credit loss associated with any interest rate derivative.
   INTEREST RATE RISK MANAGEMENT: On December 31, 1996, the total notional amount of the interest rate swap portfolio used to manage interest rate sensitivity was $8.0 billion, which is an increase of $1.0 billion from December 31, 1995. The Corporation uses receive fixed interest rate swaps, receive fixed cancelable interest rate swaps and receive fixed indexed amortizing interest rate swaps to convert variable rate loans and securities into synthetic fixed rate instruments and to convert fixed rate funding sources into synthetic variable rate funding instruments. The Corporation increased its use of receive fixed rate interest rate swaps and cancelable interest rate swaps during the year primarily to facilitate its funding activities. During 1996, the Corporation entered into $1.1 billion of receive fixed interest rate swaps and $550 million of receive fixed cancelable swaps in association with the issuance of fixed rate and fixed rate callable funding products. During 1996, the Corporation entered in $2.6 billion of receive fixed indexed amortizing interest rate swaps. These swaps were used primarily to convert portions of variable rate loan portfolios into synthetic fixed rate loans. During 1996, $175 million of receive fixed interest rate swaps matured or amortized and $1.8 billion of indexed amortizing receive fixed interest rate swaps matured or amortized.
   The Corporation uses pay fixed interest rate swaps to convert fixed rate loans and securities into synthetic variable rate instruments and to convert variable rate funding sources into synthetic fixed rate funding instruments. During 1996, the Corporation entered into $424 million of pay fixed interest rate swaps, with weighted initial expected maturity of 4.62 years. During 1996, $32 million of pay fixed interest rate swaps matured and $100 million of pay fixed interest rate swaps were terminated prior to maturity.
   The Corporation uses interest rate floors to help protect its interest margin in periods of low interest rates and a flattening yield curve. During 1996, the Corporation purchased $165 million three-month Eurodollar floors with an average maturity of 5 years and an average strike rate of 5.75%.
   The Corporation uses interest rate corridors to help protect its net interest margin in various interest rates environments. These interest rate corridors pay 1.0% of the notional amount per annum over their lives only when the three-month Eurodollar rate is between the corridor strike rates. There are no payments due to the Corporation when three-month Eurodollar rates are outside of the corridor strike rates.
   On December 31, 1996, the Corporation had $8 million of net deferred gains on terminated derivative contracts and had no derivative contracts outstanding that were hedging anticipated transactions.
   Summary information with respect to the interest rate derivative portfolio used for risk management purposes follows:

 ------------------------------------------------------------------------------------------------------------------------------
                                                        December 31, 1996
                     ----------------------------------------------------------------------------------------
                                                                               Weighted Average
                                                                 --------------------------------------------   December 31, 1995
(Dollars in           Notional        Unrealized    Unrealized   Receive     Pay         Strike        Life     -----------------
Thousands)             Amount           Gains         Losses      Rate      Rate          Rate        (Years)    Notional Amount
 ------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE
 SWAPS:
 Receive fixed
   indexed
   amortizing swaps  $ 3,107,448       $  7,371      $(18,574)     6.26%     5.55%        N/A            1.8       $ 2,769,970
 Receive fixed
   callable swaps        905,000          5,212        (2,611)     6.86      5.56         N/A            6.4           105,000
 Receive fixed
   swaps               3,047,370         49,274       (16,458)     6.46      5.49         N/A           4.13         2,456,370
 Pay fixed swaps         874,145             --        (3,942)     5.53      6.86         N/A           2.21           582,000
 Basis swaps              75,000            523            --      5.92      5.68         N/A           3.82         1,050,000
------------------------------------------------------------------------------------------------------------------------------
     Total interest
       rate swaps      8,008,963         62,380       (41,585)                                                       6,963,340

INTEREST RATE CAPS
 AND FLOORS:
 Three-month
   Eurodollar
   floors purchased    1,400,000          8,826        (4,235)      N/A       N/A        5.71%          3.88         1,435,000
 Five-year U.S.
   Treasury
   floors purchased           --             --            --       N/A       N/A          --             --            50,000
 Ten-year U.S.
   Treasury
   floors sold           163,000             --            --       N/A       N/A        5.17%          4.66                --
 Three-month
   Eurodollar caps
   purchased             100,000             --            --       N/A       N/A        7.00%          0.08           300,000
 One-month
   Eurodollar caps
   sold                   19,000             --            --       N/A       N/A       12.00%          0.29            95,000
------------------------------------------------------------------------------------------------------------------------------
     Total interest
       rate caps
       and floors      1,682,000          8,826        (4,235)                                                       1,880,000
INTEREST RATE
 CORRIDORS PURCHASED:
 1% Payout
   corridors             200,000             --           (33)      N/A       N/A    4.50% TO 5.50%      0.5           200,000
 1% Payout
   corridors             250,000             62            --       N/A       N/A    6.00% TO 7.50%     1.53           250,000
 1% Payout
   corridors                  --             --            --       N/A       N/A    6.13% TO 7.50%       --         2,000,000
 1% Payout
   corridors             500,000             --          (334)      N/A       N/A    6.50% TO 7.50%     1.69           500,000
 1% Payout
   corridors             300,000             --          (152)      N/A       N/A    8.50% TO 9.75%      .22           300,000
------------------------------------------------------------------------------------------------------------------------------
     Total interest
       rate
       corridors       1,250,000             62          (519)                                                       3,250,000
------------------------------------------------------------------------------------------------------------------------------
     Total interest
       rate swaps,
       caps, floors
       & corridors   $10,940,963       $ 71,268      $(46,339)                                                     $12,093,340
------------------------------------------------------------------------------------------------------------------------------

  The variable rates in the interest rate swap contracts are primarily based on the three-month Eurodollar rate. The average variable rates included in the table above are those in effect in the specific contracts at December 31, 1996.

  The following table details the expected notional maturities of off-balance sheet instruments used for interest-rate risk management at December 31, 1996:
--------------------------------------------------------------------------------

                                                    Less than         1 to 3          3 to 5         5 to 10           Greater
 (In Thousands)                                       1 Year          Years           Years           Years         than 10 Years
---------------------------------------------------------------------------------------------------------------------------------
Receive fixed indexed amortizing swaps              $1,430,194      $  591,978      $1,085,276      $       --        $      --
Receive fixed callable swaps                                --         450,000              --         245,000          210,000
Receive fixed swaps                                    837,370       1,015,000         365,000         405,000          425,000
Pay fixed swaps                                        550,000         194,000              --         127,000            3,145
Basis swaps                                                 --              --          75,000              --               --
Three-month Eurodollar floors purchased                     --         735,000         200,000         465,000               --
Ten-year U.S. Treasury floors sold                          --              --         163,000              --               --
Three-month Eurodollar caps purchased                  100,000              --              --              --               --
One-month Eurodollar caps sold                          19,000              --              --              --               --
Interest rate corridors purchased                      500,000         750,000              --              --               --
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                               $3,436,564      $3,735,978      $1,888,276      $1,242,000        $ 638,145
---------------------------------------------------------------------------------------------------------------------------------

   Indexed amortizing interest rate swaps are contracts where the notional amount amortizes after a predetermined lock-out period. The rate of amortization is determined by formula and is based upon movements of short-term interest rates, usually three-month Eurodollar rates. The indexed amortizing interest rate swap portfolio contains no imbedded options that have multiplicative impacts affecting valuations or expected notional maturities. The following table shows the estimated impact on valuation, average life, and the expected notional amortization schedule of the indexed amortizing swap portfolio if interest rates immediately increase or decrease 100 basis points from December 31, 1996 levels:

----------------------------------------------------------------------------------
(unaudited)                                                Expected Notional
                             Net                             Amortization
                         Unrealized      Average      Less than   1 to 2   2 to 5
(In Millions)            Gain/(Loss)   Life(Years)     1 Year     Years    Years
----------------------------------------------------------------------------------
Interest rates at year
 end                        $ (12)          1.8        $ 1,430     $473    $1,205
Interest rates +100bp         (71)          2.5            621      550     1,937
Interest rates -100bp          22           0.8          2,207      717       183
----------------------------------------------------------------------------------

   MORTGAGE SERVICING RISK MANAGEMENT: The Corporation uses off-balance sheet derivative contracts to hedge the market value of a portion of its mortgage servicing portfolio. The market value of the mortgage servicing portfolio is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To hedge this exposure, the Corporation entered into receive fixed interest rate swaps, purchased and sold interest rate floors (net purchased options) and purchased interest rate caps all with payoffs based on 10 year U.S. Treasury note yields. The Corporation has also entered into $34 million of interest rate swaps where the Corporation receives the periodic total return of Principal Only Mortgage Backed Securities and pays a variable rate based on one-month Eurodollar rates.
   Information with respect to the interest rate derivative portfolio used for hedging mortgage servicing assets is summarized in the table below. At December 31, 1996, the net unrealized loss on the derivative portfolio was more than offset by net unrealized appreciation in the mortgage servicing portfolio.

 ------------------------------------------------------------------------------------------------------------------------------
                                                           December 31, 1996
                          -----------------------------------------------------------------------------------
                                                                               Weighted Average
                                                                  -------------------------------------------   December 31, 1995
                           Notional     Unrealized   Unrealized   Receive    Pay         Strike        Life     -----------------
 (Dollars in Thousands)     Amount        Gains        Losses      Rate      Rate         Rate        (Years)    Notional Amount
 ------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS:
 Receive fixed swaps      $   630,000     $  990      $ (9,335)     5.90%    5.53%        N/A           3.9        $   315,000
 Principal only swaps          34,251        601        (1,260)       --     5.91         N/A           2.8                 --
------------------------------------------------------------------------------------------------------------------------------
     Total interest rate
       swaps                  664,251      1,591       (10,595)                                                        315,000
INTEREST RATE CAPS AND
 FLOORS:
 Ten-year U.S. Treasury
   caps purchased              85,000        482            --       N/A      N/A        8.82%          4.6                 --
 Ten-year U.S. Treasury
   floors purchased         1,015,662      2,440            --       N/A      N/A        5.45%          3.2            906,820
 Ten-year U.S. Treasury
   floors sold                400,000         --          (407)      N/A      N/A        4.91%          3.1                 --
------------------------------------------------------------------------------------------------------------------------------
     Total interest rate
       caps and floors      1,500,662      2,922          (407)                                                        906,820
------------------------------------------------------------------------------------------------------------------------------
     Total interest rate
       swaps,
       caps and floors    $ 2,164,913     $4,513      $(11,002)                                                    $ 1,221,820
------------------------------------------------------------------------------------------------------------------------------

   TRADING ACTIVITIES: The Corporation also enters into off-balance sheet financial instruments for its trading account. These transactions are executed primarily with customers to facilitate their interest rate risk management strategies. The trading portfolio consists entirely of off-setting pairs of derivative contracts which effectively eliminate the risk of market value fluctuations in the portfolio caused by changes in market conditions. During 1996, the Corporation executed $3.6 billion notional amount of derivative contracts for its trading portfolio. As of December 31, 1996, the total notional amount of derivative contracts held for trading was $3.0 billion with a net market value of $3 million. Total trading revenue for derivative contracts during 1996 was $3 million. In prior years, derivative trading activity was not significant.
   All contracts in the preceding tables are valued using cash flow projection models either acquired from third parties or developed in-house. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. Valuations and notional maturities presented above are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets at year-end 1996.

   OTHER OFF-BALANCE SHEET COMMITMENTS: The Corporation also enters into forward contracts related to its mortgage banking business. At December 31, 1996 and 1995, the Corporation had commitments to sell mortgages and mortgage-backed securities totaling $613 million and $473 million, respectively. These contracts mature in less than one year.
   In the normal course of business, the Corporation makes various commitments to extend credit which are not reflected in the balance sheet. A summary of these commitments follows:

                                                December 31
-----------------------------------------------------------------
(In Millions)                                  1996        1995
-----------------------------------------------------------------
Commitments to extend credit                $ 11,160     $9,473
Standby letters of credit                      1,781      1,867
-----------------------------------------------------------------

   The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information is contained on page 18.

FORM 10-K
The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient and comprehensive information on 1996 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                             of 1934 [Fee Required]
                  For the fiscal year ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 [No Fee Required].

               For the transition period from  _____ to  _____ .

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

     Title of each class:

Name of each exchange on which registered:

Securities registered pursuant to Section 12(g) of the Act:

            National City Corporation Common Stock, $4.00 Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                        ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of the voting stocks held by nonaffiliates of the registrant as of December 31, 1996 - $9,860,248,766.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

Common Stock, $4.00 Per Share -- 223,198,494

Documents Incorporated By Reference:

Portions of the registrant's Proxy Statement (to be dated approximately February 26, 1997) are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.

FORM 10-K CROSS REFERENCE INDEX

                                                      Pages
-------------------------------------------------------------------
PART I
  Item  1 --   Business
    Description of Business                                 43
    Average Balance Sheets/Interest/Rates                20-21
    Volume and Rate Variance Analysis                        7
    Securities                                           11-12
    Loans                                                10-11
    Risk Elements of Loan Portfolio                      13-15
    Loan Loss Experience                                 13-15
    Allocation of Allowance for Loan Losses              13-15
    Deposits                                         12, 20-21
    Financial Ratios                                        19
    Short-Term Borrowings                               12, 32
  Item  2 --   Properties                                   44
  Item  3 --   Legal Proceedings                            44
  Item  4 --   Submission of Matters to a Vote of
                 Security Holders - None
-------------------------------------------------------------------
PART II
  Item  5 --   Market for the Registrant's Common
                 Equity and Related Stockholder
                 Matters                                    13
  Item  6 --   Selected Financial Data                      19
  Item  7 --   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                5-17
  Item  8 --   Financial Statements and
                 Supplementary Data                      22-41
  Item  9 --   Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure - None
-------------------------------------------------------------------
PART III
  Item 10 --   Directors and Executive Officers
                 of the Registrant - Note (1)
               Executive Officers                           44
               Compliance with Section 16(a) of
                 the Securities Exchange Act -
                 Note (1)
  Item 11 --   Executive Compensation - Note (1)
  Item 12 --   Security Ownership of Certain
                 Beneficial Owners and Management
                 - Note (1)
  Item 13 --   Certain Relationships and Related
                 Transactions - Note (1)
-------------------------------------------------------------------
PART IV
  Item 14 --   Exhibits, Financial Statement
                 Schedules and Reports on Form
                 8-K
               Report of Ernst & Young LLP,
                 Independent Auditors                       22
               Financial Statements:
               Consolidated Balance Sheets -
                 December 31, 1996 and 1995                 23
               Consolidated Statements of Income
                 - Calendar Years 1996, 1995 and
                 1994                                       24
               Consolidated Statements of Changes
                 in Stockholders' Equity -
                 Calendar Years 1996, 1995, and
                 1994                                       25
               Consolidated Statements of Cash
                 Flows - Calendar Years 1996,
                 1995 and 1994                              26
Notes to Financial Statements                            27-41
Signatures                                                  45

Reports on Form 8-K filed in the fourth quarter of 1996: Form 8-K, dated
  December 17, 1996, announced an increase in the quarterly dividend on common stock from $.375 per share to .$41 per share and the approval of an authorization by the Board of Directors to purchase up to five million shares of common stock in the open market or otherwise subject to a total purchase limit of $275 million.
Exhibits -- The index of exhibits has been filed as separate pages of the 1996
  Form 10-K and is available to stockholders on request from the Secretary of the Corporation at the principal executive offices. Copies of exhibits may be obtained at a cost of 30 cents per page.
Financial Statement Schedules -- Omitted due to inapplicability or because required information is shown in the Financial Statements or the Notes thereto.
-------------------------------------------------------------------------------
Note (1) -- Incorporated by reference from the Corporation's Proxy Statement to be dated approximately February 26, 1997.
-------------------------------------------------------------------------------

BUSINESS
At December 31, 1996, National City Corporation ("National City" or "the Corporation") was the third largest bank holding company headquartered in the State of Ohio and approximately the 18th largest in the United States on the basis of total assets. National City owns and operates 11 commercial banks with a total of 885 banking offices in Ohio, Kentucky, Indiana and Pennsylvania. The five largest subsidiary banks (and only significant subsidiaries) are National City Bank of Pennsylvania; National City Bank (Cleveland), National City Bank of Columbus; National City Bank of Indiana; and National City Bank of Kentucky. The banks and other subsidiaries and divisions are engaged in a variety of financial services businesses. In addition to a general commercial banking business, National City or its subsidiaries are engaged in trust, mortgage banking, merchant banking, leasing, item processing, venture capital, insurance, and other financial-related businesses. National City and its subsidiaries had 26,256 full-time equivalent employees at December 31, 1996.

COMPETITION
The banking business is highly competitive. The banking subsidiaries of National City compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies, insurance companies and other financial service entities.

SUPERVISION AND REGULATION
National City is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. On

September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997 in those states that have not opted out by that date. The impact of this amendment on the Corporation cannot be measured at this time.
   The Act restricts National City's nonbanking activities to those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. National City's banking subsidiaries are subject to limitations with respect to transactions with affiliates.
   A substantial portion of National City's cash revenue is derived from dividends paid by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 14.
   The subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency (the "OCC") or the respective state banking departments, and are subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC).
   National City's subsidiary banks are also subject to certain state laws of each state in which such bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks and bank holding companies located in other states. Ohio, Kentucky, Indiana and Pennsylvania have all adopted nationwide reciprocal interstate banking.
   The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of or any FDIC-assisted transaction involving an affiliated insured bank or savings association.
   The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") covers a wide expanse of banking regulatory issues. The FDIC Improvement Act deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters.
   The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of National City and its subsidiary banks cannot be predicted.

PROPERTIES
National City and its significant subsidiaries occupy their headquarter offices under long-term leases. The Corporation also own freestanding operations centers in Columbus and Cleveland and leases an operations center in Pittsburgh. Branch office locations are variously owned or leased.

LEGAL PROCEEDINGS
National City and its subsidiaries are parties (either as plaintiff or defendant) to a number of lawsuits incidental to their businesses and, in certain lawsuits, claims or counterclaims have been asserted. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, management does not believe the ultimate outcome of these matters will have a material adverse effect on the financial condition or the liquidity of the Corporation.

EXECUTIVE OFFICERS
The Executive Officers of National City (as of January 22, 1997) are as follows:

Name                           Age          Position
---------------------------------------------------------------
David A. Daberko                51    Chairman and Chief
                                        Executive Officer
William R. Robertson            55    President
Vincent A. DiGirolamo           59    Vice Chairman
James R. Bell III               40    Executive Vice President
Gary A. Glaser                  52    Executive Vice President
Thomas W. Golonski              54    Executive Vice President
Jon L. Gorney                   46    Executive Vice President
Christopher Graffeo             49    Executive Vice President
Jeffrey D. Kelly                43    Executive Vice President
William E. MacDonald III        50    Executive Vice President
Robert J. Ondercik              50    Executive Vice President
Robert G. Siefers               51    Executive Vice President
                                        and Chief Financial
                                        Officer
Harold B. Todd, Jr.             55    Executive Vice President
James P. Gulick                 38    Senior Vice President
                                        and General Auditor
Thomas A. Richlovsky            45    Senior Vice President
                                        and Treasurer
David L. Zoeller                47    Senior Vice President,
                                        General Counsel
                                        and Secretary

   The term of office for executive officers is one year.
   There is no family relationship between any of the above executive officers. Mr. Bell was elected president and chief executive officer of National City
Bank of Kentucky in 1996. Prior to that time he was an executive vice president since 1994 and a senior vice president of National City Bank in Cleveland from 1990 to 1993.

   Mr. Golonski was elected executive vice president in 1996. Prior to that time he was the president of Integra Bank since 1995, chairman and director of Altegra Credit Company and Integra Mortgage Company from 1994 to 1995, executive vice president of Integra Bank from 1994 to 1995, and chairman and chief executive officer of Integra Bank/North from 1991 to 1993.
   Mr. Graffeo was appointed an executive vice president in 1995. Prior to that time he was president and chief executive officer of National City Bank, Northeast since 1992 and an executive vice president of that Bank from 1991 to 1992.
   Mr. Gulick was appointed a senior vice president in 1995. Prior to that time he was a vice president since 1992 and an audit manager with Coopers & Lybrand LLP from 1987 to 1992.
   Mr. Kelly was appointed an executive vice president in 1994. Prior to that time he was a senior vice president since 1990 and a senior vice president of National City Bank in Cleveland from 1987 to 1990.
   Mr. Ondercik was appointed an executive vice president in 1994. Prior to that time he was a senior vice president since 1991 and a senior vice president of National City Bank in Cleveland from 1989 to 1991.
   Mr. Gorney was appointed an executive vice president in 1993. Prior to that time he was a senior vice president since 1991 and senior vice president of National City Bank in Cleveland from 1988 to 1991.
   Mr. Zoeller was elected senior vice president, general counsel and secretary in 1992. Prior to that time he was senior vice president, general counsel and secretary of Merchants National Corporation.
   With the exception of Mr. Golonski, each of the remaining officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

SIGNATURES
Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 22, 1997.

National City Corporation

/s/ David A. Daberko
----------------------
David A. Daberko
Chairman and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on January 22, 1997.

/s/ David A. Daberko
----------------------
David A. Daberko
Chairman and Chief Executive Officer

/s/ William R. Robertson         /s/ Vincent A. DiGirolamo
----------------------------     --------------------------
William R. Robertson             Vincent A. DiGirolamo
President                        Vice Chairman

/s/ Robert G. Siefers            /s/ Thomas A. Richlovsky
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

Sandra H. Austin                 Joseph H. Lemieux
Charles H. Bowman                W. Bruce Lunsford
Edward B. Brandon                A. Stevens Miles
John G. Breen                    Robert A. Paul
James S. Broadhurst              William R. Robertson
Duane E. Collins                 William F. Roemer
David A. Daberko                 Michael A. Schuler
Daniel E. Evans                  Stephen A. Stitle
Otto N. Frenzel III              Morry Weiss
Bernadine P. Healy, M.D.

                     /s/ David L. Zoeller
                     ------------------------
                     By David L. Zoeller
                     Attorney-in-fact

BOARD OF DIRECTORS/OFFICERS

Board of Directors

                     DAVID A. DABERKO (2,3,4)
                     Chairman & CEO
                     National City Corporation

                     WILLIAM R. ROBERTSON (7)
                     President
                     National City Corporation

                     SANDRA H. AUSTIN (1,3,7)
                     Retired President
                     Physicians Services
                     Caremark International

                     CHARLES H. BOWMAN (3,6,7)
                     Retired Chairman & CEO
                     BP America Inc.

                     EDWARD B. BRANDON (2,3,4)
                     Retired Chairman
                     National City Corporation

                     JOHN G. BREEN (3,4,5)
                     Chairman & CEO
                     The Sherwin-Williams Company

                     JAMES S. BROADHURST (1,5)
                     Chairman & CEO
                     Eat'n Park Restaurants

                     DUANE E. COLLINS (2,5,6)
                     President & CEO
                     Parker Hannifin Corporation

                     DANIEL E. EVANS (1,5)
                     Chairman & CEO
                     Bob Evans Farms, Inc.

                     OTTO N. FRENZEL III (3,4)
                     Retired Chairman
                     National City Bank of Indiana

                     BERNADINE P. HEALY, M.D. (6,7)
                     Dean
                     Ohio State University
                     College of Medicine

                     JOSEPH H. LEMIEUX (2,3,5)
                     Chairman & CEO
                     Owens-Illinois, Inc.

                     W. BRUCE LUNSFORD (1,6)
                     Chairman, President & CEO
                     Vencor, Inc.

                     A. STEVENS MILES (3,4)
                     Retired President
                     National City Corporation

                     ROBERT A. PAUL (2,7)
                     President & CEO
                     Ampco-Pittsburgh Corporation
COMMITTEES:

(1) Audit Committee
(2) Dividend Committee
(3) Executive Committee
(4) Nominating Committee
(5) Compensation & Organization Committee
(6) Public Policy Committee
(7) Investment Committee

              WILLIAM F. ROEMER (3,4)
              Chairman
              National City Bank of Pennsylvania

              MICHAEL A. SCHULER (1,5,6)
              Chairman, President & CEO
              Zippo Manufacturing Company

              STEPHEN A. STITLE (6,7)
              Chairman
              National City Bank of Indiana

              MORRY WEISS (1,3,4)
              Chairman & CEO
              American Greetings Corporation

--------------------------------------------------------------------------------

Honorary Directors

CLAUDE M. BLAIR
Retired Chairman
National City Corporation
JULIEN L. MCCALL
Retired Chairman
National City Corporation

--------------------------------------------------------------------------------

Officers

Office of the Chairman

DAVID A. DABERKO
Chairman & CEO

WILLIAM R. ROBERTSON
President

VINCENT A. DIGIROLAMO
Vice Chairman

Executive Vice Presidents

JAMES R. BELL III
Kentucky Banking

GARY A. GLASER
Columbus Banking

THOMAS W. GOLONSKI
Pennsylvania Banking

JON L. GORNEY
Information Services & Operations

CHRISTOPHER GRAFFEO
Indiana Banking

JEFFREY D. KELLY
Investments
WILLIAM E. MACDONALD III
Cleveland Banking

ROBERT J. ONDERCIK
Credit Administration

ROBERT G. SIEFERS
Chief Financial Officer

HAROLD B. TODD, JR.
Institutional Trust & Investment Services

Senior Vice Presidents

W. DOUGLAS BANNERMAN
Corporate Banking

JEFFREY M. BIGGAR
Private Client Group

MARY H. GRIFFITH
Marketing Communications

JAMES P. GULICK
General Auditor

JOSEPH J. HERR
Loan Review

GARY P. OBERS
Corporate Services
A. JOSEPH PARKER
Retail Business Line Management

J. ARMANDO RAMIREZ
Strategic Planning and Mergers &   Acquisitions

EDWARD B REILLY
Corporate Business Line   Management

THOMAS A. RICHLOVSKY
Treasurer

WILLIAM H. SCHECTER
Merchant Banking

SHELLEY J. SEIFERT
Human Resources

THEODORE H. TUNG
Economist

ALLEN C. WADDLE
Public Affairs

DAVID L. ZOELLER
General Counsel & Secretary

CORPORATE DIRECTORY

PRINCIPAL MEMBER BANKS

OHIO
National City Bank
William E. MacDonald III
Chairman, President & CEO

1900 East Ninth Street
Cleveland, Ohio 44114-3484
(216) 575-2000

National City Bank of Columbus
Gary A. Glaser
President & CEO

155 East Broad Street
Columbus, Ohio 43251
(614) 463-7100

National City Bank, Northeast
Robert E. Showalter
President & CEO

One Cascade Plaza
Akron, Ohio 44308-1198
(330) 375-8450

National City Bank of Dayton
Frederick W. Schantz
President & CEO

6 North Main Street
Dayton, Ohio 45412-2790
(937) 226-2000

National City Bank, Northwest
Salvatore E. Gianino
President & CEO

405 Madison Avenue
Toledo, Ohio 43603-1263
(419) 259-7700

KENTUCKY
National City Bank of Kentucky
Leonard V. Hardin
Chairman
James R. Bell III
Chief Executive Officer

101 South Fifth Street
Louisville, Kentucky 40202-3101
(502) 581-4200

INDIANA
National City Bank of Indiana
Christopher Graffeo
President & CEO

One National City Center, Suite 400E
Indianapolis, Indiana 46255
(317) 267-7000

PENNSYLVANIA
National City Bank of Pennsylvania
Thomas W. Golonski
President & CEO

National City Center
20 Stanwix Street
Pittsburgh, PA 15222-4802
(412) 644-8111

OTHER UNITS

NATIONAL CITY
  COMMERCIAL FINANCE, INC.
Thomas R. Poe
President

1965 East Sixth Street, Suite 400
Cleveland, Ohio 44114-2214
(216) 575-3274

NATCITY INVESTMENTS, INC.
Herbert R. Martens, Jr.
Chairman & CEO

1965 East Sixth Street
Cleveland, Ohio 44114
(216) 575-9590

NATIONAL CITY CAPITAL CORPORATION
NATIONAL CITY VENTURE CORPORATION
William H. Schecter
Chairman & President

1965 East Sixth Street
Cleveland, Ohio 44114
(216) 575-3340

NATIONAL ASSET MANAGEMENT
  COMPANY
William F. Chandler, Jr.
Managing Director & Principal

Carl W. Hafele
Managing Director & Principal

101 South Fifth Street
Louisville, Kentucky 40202
(502) 581-7668

NATIONAL CITY COMMUNITY
  DEVELOPMENT CORPORATION
Danny H. Cameron
President

1900 East Ninth Street
Cleveland, Ohio 44114-3484
(216) 575-2293

Offices: Akron, Cleveland,
Columbus, Dayton, Indianapolis,
Lexington, Louisville, Pittsburgh,
Toledo, Youngstown

ALTEGRA CREDIT COMPANY
Robert C. Mercer
President

150 Allegheny Center Mall
Pittsburgh, Pennsylvania 15212
1-800-225-8347

NATIONAL PROCESSING, INC.
Tony G. Holcombe
President & CEO

One Oxmoor Place
101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222
(502) 326-7000

NATIONAL CITY LEASING CORPORATION
J. Edward Vittitow
Senior Vice President

101 South Fifth Street
Louisville, Kentucky 40202-3101
(502) 581-7679

NATIONAL CITY MORTGAGE CO.
Leo E. Knight, Jr.
President & CEO

3232 Newmark Drive
Miamisburg, Ohio 45342
(937) 436-3025

INSTITUTIONAL TRUST AND INVESTMENT
  SERVICES
Harold B. Todd, Jr.
Senior Trust Executive

1900 East Ninth Street
Cleveland, Ohio 44114
(216) 575-2863

National City Trust Company (Florida)
Ellen J. Abrams
President & CEO

1401 Forum Way, Suite 503
West Palm Beach, Florida 33401-2324
(561) 697-2424
1-800-826-9095

Offices:
Naples, West Palm Beach

INVESTOR INFORMATION                                 CORPORATE HEADQUARTERS
COMMON STOCK LISTING                                 National City Center
National City Corporation common stock is traded on  1900 East Ninth Street
the New York Stock Exchange under the symbol NCC.    Cleveland, Ohio 44114-3484
The stock is abbreviated in financial publications   (216) 575-2000
as NTLCITY.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN        TRANSFER AGENT AND
Participating common stockholders receive a three    REGISTRAR
percent discount from market price when reinvesting  National City Bank their National City dividends in additional shares.  Corporate Trust Operations
Participants may also make optional cash purchases   Department 5352
of common stock at a three percent discount from     P.O. Box 92301
market price and pay no brokerage commissions. To    Cleveland, Ohio 44193-0900
obtain our Plan prospectus and authorization card,   1-800-622-6757
call 1-800-622-6757.

DIRECT DEPOSIT OF DIVIDENDS                          INVESTOR CONTACT
This free service provides for the deposit of        Julie I. Sabroff
quarterly dividends directly to a checking or        Manager, Investor Relations
savings account. For information regarding this      Dept. 2145
program, call 1-800-622-6757.                        P.O. Box 5756
                                                     Cleveland, Ohio 44101-0756
                                                     1-800-622-4204
STOCKHOLDER ACCOUNTS
If you have questions regarding your stockholder
account, please call our transfer agent, National    INTERNET ADDRESS
City Bank, at 1-800-622-6757.                        www:national-city.com

----------------------------------------------------------------------------------------

DEBT RATINGS
                                     Moody's          Standard       Duff        Thomson
                                Investors Service     & Poor's     & Phelps     BankWatch
                                 -------------------------------------------------------
National City Corporation                                                       A/B
 Commercial paper
 (short-term debt)              P-1                   A-1          D-1+         TBW1
 Senior debt                    A1                    A            AA-
 Subordinated Debt              A2                    A-           A+           A
----------------------------------------------------------------------------------------
Bank Subsidiaries:
 Certificates of deposit        Aa3                   A+           AA
 Subordinated bank notes        A1                    A            AA-          A+

CUSTOMER INFORMATION
National City operates full
service banking offices in
four states. For customer
service call:

OHIO:
Akron/Canton        (800) 861-8450
Cleveland           (800) 622-6736
Columbus            (800) 738-3888
Dayton              (800) 368-0122
Toledo              (800) 331-8275
Youngstown          (800) 861-8450
INDIANA:
Indianapolis        (800) 774-2424
Madison             (800) 766-0388
Southern Indiana    (800) 766-0377
KENTUCKY:           (800) 727-8686
PENNSYLVANIA:       (800) 352-0186



                                        [LOGO]
                                        OWN YOUR SHARE OF AMERICA

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

                                 EXHIBIT INDEX

                                                                                 PAGE NUMBER IN
EXHIBIT                                                                           SEQUENTIALLY
NUMBER                             EXHIBIT DESCRIPTION                           NUMBERED COPY
-------    -------------------------------------------------------------------   --------------
   2.1     Agreement and Plan of Merger dated as of August 27, 1995 by and between National City Corporation and Integra Financial Corporation
           filed as Exhibit 2.1 to Form 8-K dated August 30, 1995, and incorporated herein by reference).
   3.1     Restated Certificate of Incorporation of NCC, as amended (filed as
           Exhibit 3.1 to Registration Statement No. 33-49823 and incorporated herein by reference).
   3.2     National City Corporation First Restatement of By-laws adopted
           April 27, 1987 (As Amended through October 24, 1994) (filed as
           Exhibit 3.2 to Registrant's Form S-4 Registration Statement No.
           33-56539 dated November 18, 1994 and incorporated herein by reference).
   4.1     Instruments defining the rights of holders of certain long-term debt of NCC and its consolidated subsidiaries are not filed as exhibits because the amount of debt under such instruments is less than 10% of the total consolidated assets of NCC. NCC undertakes to file these instruments with the Commission upon request.
   4.2     Credit Agreement dated as of February 2, 1996, by and between NCC and the banks named therein. (filed as Exhibit 4.2 to Registrant's
           Proxy Statement Form 14A #001-10074 dated February 6, 1996 and incorporated herein by Reference).
   4.3     Certificate of Stock Designation dated April 18, 1991, designating
           NCC's 8% Cumulative Convertible Preferred Stock, without par value, and fixing the powers, preference, rights, and qualifications, limitations and restrictions thereof in addition to those set forth in NCC's Restated Certificate of Incorporation, as amended
           (incorporated herein by reference to Exhibit 4.4 to NCC's Annual
           Report on Form 10-K for the year ended December 31, 1991).
  10.1     National City Corporation Short Term Incentive Compensation Plan
           for Senior Officers As Amended and Restated Effective January 1,
           1995. (filed as Exhibit 10.1 to Registrant's Annual Report on Form
           10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
  10.2     National City Corporation Long Term Incentive Compensation Plan for
           Senior Officers As Amended and Restated Effective January 1, 1995.
           (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1994 and incorporated herein by reference).
  10.3     National City Corporation Annual Corporate Performance Incentive
           Plan Effective January 1, 1995. (filed as Exhibit 10.21 to
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994 and incorporated herein by reference).
  10.4     National City Savings and Investment Plan, As Amended and Restated
           Effective July 1, 1992. (filed as Exhibit 10.24 to Registrant's
           Annual Report on Form 10-K for the fiscal year ended December 31,
           1994 and incorporated herein by reference).
  10.5     The National City Savings and Investment Plan No. 2, As Amended and
           Restated Effective January 1, 1992 (filed as Exhibit 10.25 to
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994 and incorporated herein by reference).
  10.6     National City Corporation's Amended and Restated 1973 Stock Option
           Plan, as amended (filed as Exhibit 10.4 to Registration Statement
           No. 2-91434) and amended 1984 Stock Option Plan (filed as Exhibit
           No. 10.2 to NCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1987); both incorporated herein by reference.

                                                                                 PAGE NUMBER IN
EXHIBIT                                                                           SEQUENTIALLY
NUMBER                             EXHIBIT DESCRIPTION                           NUMBERED COPY
-------    -------------------------------------------------------------------   --------------
  10.7     National City Corporation 1989 Stock Option Plan (filed as Exhibit
           10.7 to NCC's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989, and incorporated herein by reference).
  10.8     National City Corporation's 1993 Stock Option Plan, as amended and restated (filed as Appendix F to Registration Statement No.
           333-01697 and incorporated herein by reference).
  10.9     National City Corporation 150th Anniversary Stock Option Plan.
           (Filed as Exhibit 10.9 to Registration Statement No. 33-59487 and
           incorporated herein by reference).
 10.10     National City Corporation Plan for Deferred Payment of Directors'
           Fees, as amended (filed as Exhibit 10.5 to Registration Statement
           No. 2-914334 and incorporated herein by reference).
 10.11     National City Corporation Supplemental Executive Retirement Plan,
           as amended and restated effective January 1, 1995 (filed as Exhibit
           10.5 to NCC's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994, and incorporated herein by reference).
 10.12     National City Corporation Executive Savings Plan As Amended and
           Restated Effective January 1, 1995 (filed as Exhibit 10.9 to NCC's
           Annual Report on Form 10-K for the fiscal year ended December 31,
           1994, and incorporated herein by reference).
 10.13     National City Corporation Amended and Second Restated 1991
           Restricted Stock Plan (filed as Exhibit 10.9 to Registration
           Statement No. 33-49823 and incorporated herein by reference).
 10.14     First Kentucky National Corporation 1985 Stock Option Plan (filed as Exhibit 10.2 to First Kentucky National Corporation's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).
 10.15     First Kentucky National Corporation 1982 Stock Option Plan (filed as Exhibit 10.3 to First Kentucky National Corporation's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).
 10.16     Form of grant made under National City Corporation 1991 Restricted
           Stock Plan made in connection with National City Corporation
           Supplemental Executive Retirement Plan as amended (filed as Exhibit
           10.10 to NCC's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1992, and incorporated herein by reference).
 10.17     Amended Employment Agreement dated July 21, 1989 by and between
           Merchants National Corporation or a subsidiary and Otto N. Frenzel,
           III (filed as Exhibit 10(21) to Merchants National Corporation
           Annual Report of Form 10-K for the fiscal year ended December 31,
           1987 and incorporated herein by reference).
 10.18     Split Dollar Insurance Agreement dated January 4, 1988 between
           Merchants National Corporation and Otto N. Frenzel, III Irrevocable
           Trust II (filed as Exhibit 10(26) to Merchants National Corporation
           Annual Report on Form 10-K for the fiscal year ended December 31,
           1989 and incorporated herein by reference).
 10.19     Merchants National Corporation Director's Deferred Compensation
           Plan, as amended and restated August 16, 1983 (filed as Exhibit
           10(3) to Merchants National Corporation Registration Statement as
           Form S-2 filed June 28, 1985, incorporated herein by reference).

                                                                                 PAGE NUMBER IN
EXHIBIT                                                                           SEQUENTIALLY
NUMBER                             EXHIBIT DESCRIPTION                           NUMBERED COPY
-------    -------------------------------------------------------------------   --------------
 10.20     Merchants National Corporation Supplemental Pension Plan dated
           November 20, 1984; First Amendment to the Supplemental Pension
           Plans dated January 21, 1986; Second Amendment to the Supplemental
           Pension Plans dated July 3, 1989; and Third Amendment to the
           Supplemental Pension Plans dated November 21, 1990 (filed
           respectively as Exhibit 10(n) to Merchants National Corporation
           Annual Report on Form 10-K for the year ended December 31, 1984; as
           Exhibit 10(q) to the Merchants National Corporation Annual Report
           on Form 10-K for the year ended December 31, 1985; as Exhibit
           10(49) to Merchants National Corporation Annual Report on Form 10-K
           for the year ended December 31, 1990; and as Exhibit 10(50) to the
           Merchants National Corporation Annual Report on Form 10-K for the
           year ended December 31, 1990; all incorporated herein by
           reference).
 10.21     Merchants National Corporation Employee Benefit Trust Agreement,
           effective July 1, 1987 (filed as Exhibit 10(27) to Merchants
           National Corporation Annual Report on Form 10-K for the year ended
           December 31, 1987, incorporated herein by reference).
 10.22     Merchants National Corporation Non-qualified Stock Option Plan effective January 20, 1987, and the First Amendment to that
           Merchants National Non-qualified Stock Option Plan, effective
           October 16, 1990 (filed respectively as Exhibit 10(23) to Merchants
           National Corporation Annual Report on Form 10-K for the year ended
           December 31, 1986, and as Exhibit 10(55) to Merchants National
           Corporation Annual Report on Form 10-K for the year ended December
           31, 1990, both of which are incorporated herein by reference).
 10.23     Merchants National Corporation 1987 Non-qualified Stock Option
           Plan, effective November 17, 1987, and the First Amendment to effective October 16, 1990, (filed respectively as Exhibit 10(30)
           to Merchants National Corporation Annual Report on Form 10-K for
           the year ended December 31, 1987, and as Exhibit 10(61) to
           Merchants National Corporation Annual Report on Form 10-K for the
           year ended December 31, 1990, both of which are incorporated herein by reference).
 10.24     Merchants National Corporation Directors Non-qualified Stock Option
           Plan and the First Amendment to Merchants National Corporation
           Directors Non-qualified Stock Option Plan effective October 16,
           1990 (filed respectively as Exhibit 10(44) to Merchants National
           Corporation Annual Report on Form 10-K for the year ended December
           31, 1988, and as Exhibit 10(68) to Merchants National Corporation
           Annual Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).
 10.25     Central Indiana Bancorp Option Plan effective March 15, 1991 (filed as Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1994 and incorporated herein by reference).
 10.26     Central Indiana Bancorp 1993 Option Plan effective October 12, 1993
           (filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1994 and incorporated herein by reference).
 10.27     Forms of contracts with David A. Daberko, William R. Robertson,
           Vincent A. DiGirolamo, William E. MacDonald III, Jon L. Gorney,
           Harold B. Todd, Jr., Robert G. Siefers, Robert J. Ondercik, Jeffrey
           D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick,
           Gary A. Glaser, J. Christopher Graffeo, Morton Boyd, Thomas W.
           Golonski and James R. Bell (filed as Exhibit 10.22 to Registrant's
           Annual Report on Form 10-K for the fiscal year ended December 31,
           1994 and incorporated herein by reference).

                                                                                 PAGE NUMBER IN
EXHIBIT                                                                           SEQUENTIALLY
NUMBER                             EXHIBIT DESCRIPTION                           NUMBERED COPY
-------    -------------------------------------------------------------------   --------------
 10.28     Split Dollar Insurance Agreement effective January 1, 1994 between
           National City Corporation and those individuals listed in Exhibit
           10.27 and other key employees. (filed as exhibit 10.28 to
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994 and incorporated herein by reference).
 10.29     National City Corporation Short-Term Incentive Compensation Plan
           for Senior Officers--Corporate Results As Amended and Restated
           Effective January 1, 1996 (filed as Exhibit 10.31 to Registrant's
           Annual Report on Form 10-K for the fiscal year ended December 31,
           1995 and incorporated herein by reference).
 10.30     Consulting Agreement dated as of August 27, 1995 by and between
           Integra Financial Corporation and William F. Roemer. (Filed as
           Exhibit 10.30)
  11.1     Computation of Earnings per share. (Filed as Exhibit 11.1).
  21.1     Subsidiaries. (Filed as Exhibit 21.1).
  23.1     Consent of Ernst & Young LLP, Independent Auditors for NCC. (Filed
           as Exhibit 23.1).
  23.2     Consent of Coopers & Lybrand LLP, Independent Accountants for Integra
           Financial Corporation. (Filed as Exhibit 23.2).
  24.1     Powers of attorney. (Filed as Exhibit 24.1).
  27.1     Financial Data Schedule (Filed as Exhibit 27.1).
  99.1     Report of Coopers & Lybrand LLP on Integra Financial Corporation's
           Financial Statement as of December 31, 1995 and for each of the years in the two year period ended December 31, 1995. (Filed as
           Exhibit 99.1).