Form 10-Q
period 1997-03-31
NATIONAL CITY CORP
filed 1997-05-01
CIK 69970

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of April 23, 1997.

                 Common stock, $4.00 Par Value -- 219,216,597

                        (NATIONAL CITY CORPORATION LOGO)

                          QUARTER ENDED MARCH 31, 1997

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                        (NATIONAL CITY CORPORATION LOGO)

                         FINANCIAL REPORT AND FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights..............................................................      3
Financial Statements (Item 1):
     Consolidated Statements of Income............................................      4
     Consolidated Balance Sheets..................................................      5
     Consolidated Statements of Cash Flows........................................      6
     Consolidated Statements of Changes in Stockholders' Equity...................      7
     Notes to Consolidated Financial Statements...................................      7
Management's Discussion and Analysis (Item 2).....................................     12
Daily Average Balances/Net Interest Income/Rates..................................     16

PART II -- OTHER INFORMATION

Changes in Securities (Item 2)

     Refer to Note 10 on page 10.

Exhibits and Reports on Form 8-K (Item 6)

     Exhibit 27:

     Financial Data Schedule

     Reports on Form 8-K:
       February 3, 1997: On February 3, 1997, National City announced that its president, William R. Robertson, will be retiring effective July 31, 1997.
        Mr. Robertson will continue as a member of the Board of Directors pending reelection at the Annual Meeting of Stockholders on April 14, 1997.

Signature.........................................................................     19

FINANCIAL HIGHLIGHTS

                                                                Three Months Ended
                                                                     March 31
-------------------------------------------------------------------------------------------------------
                                                              1997              1996           Percent
                                                                                               Change
EARNINGS (IN THOUSANDS):
---------------------------------
Net interest income -- fully taxable equivalent.......         $477,379          $480,817          (1)%
Provision for loan losses.............................           35,881            32,039          12
Fees and other income.................................          289,010           261,033          11
Security gains........................................           15,964            12,735          25
Noninterest expense...................................          451,338           457,782          (1)
Net income............................................          196,142           176,864          11
Net income applicable to common stock.................          196,142           173,375          13

PERFORMANCE RATIOS:
------------------------------
Net interest margin...................................             4.26%             4.35%
Return on average assets..............................             1.61              1.46
Return on average common equity.......................            17.71             17.82
Return on average total equity........................            17.71             17.39

PER SHARE MEASURES:
------------------------------
Fully diluted net income per common share.............           $  .87            $  .79          10%
Dividends paid per common share.......................              .41               .36          14
Book value per common share...........................            19.69             18.43           7
Market value per common share (close).................            46.63             35.13          33
Average shares -- fully diluted.......................      226,625,587       224,153,336           1

AVERAGE BALANCES (IN MILLIONS):
-------------------------------------------
Assets................................................          $49,544           $48,830           1%
Loans.................................................           35,834            34,312           4
Securities............................................            8,534             9,263          (8)
Earning assets........................................           44,944            44,203           2
Deposits..............................................           34,793            34,661          --
Common stockholders' equity...........................            4,491             3,913          15
Stockholders' equity..................................            4,491             4,091          10

AT PERIOD END:
--------------------
Equity to assets ratio................................             8.62%             8.39%
Tier 1 capital ratio..................................             9.70              9.80
Total risk-based capital ratio........................            14.74             14.70
Leverage ratio........................................             7.86              7.48
Common shares outstanding.............................      220,595,443       212,633,248           4%
Full-time equivalent employees........................           26,291            25,905           1

ASSET QUALITY:
--------------------
Net charge-offs to loans (annualized).................              .36%              .36%
Loan loss reserve to loans............................             1.94              2.03
Nonperforming assets to loans & OREO..................              .47               .63

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Three Months Ended
(Dollars in Thousands Except Per Share Amounts)                                       March 31
----------------------------------------------------------------------------------------------------------
                                                                               1997              1996
INTEREST INCOME
  Loans................................................................         $755,786          $752,799
  Securities:
    Taxable............................................................          123,738           133,747
    Exempt from Federal income taxes...................................           12,921            17,528
  Federal funds sold and security resale agreements....................            4,924             6,661
  Other short-term investments.........................................            2,921             1,238
                                                                            ------------      ------------
      Total interest income............................................          900,290           911,973
INTEREST EXPENSE
  Deposits.............................................................          299,652           304,498
  Federal funds borrowed and security repurchase agreements............           58,143            57,410
  Borrowed funds.......................................................           21,623            23,340
  Long-term debt.......................................................           47,826            51,503
                                                                            ------------      ------------
      Total interest expense...........................................          427,244           436,751
                                                                            ------------      ------------
NET INTEREST INCOME....................................................          473,046           475,222
PROVISION FOR LOAN LOSSES..............................................           35,881            32,039
                                                                            ------------      ------------
      Net interest income after provision for loan losses..............          437,165           443,183
NONINTEREST INCOME
  Item processing revenue..............................................           85,491            80,306
  Service charges on deposit accounts..................................           53,325            51,358
  Trust fees...........................................................           46,818            43,401
  Card-related fees....................................................           32,121            28,681
  Mortgage banking revenue.............................................           20,518            19,487
  Brokerage revenue....................................................           10,686            12,593
  Other................................................................           40,051            25,207
                                                                            ------------      ------------
      Total fees and other income......................................          289,010           261,033
  Securities gains.....................................................           15,964            12,735
                                                                            ------------      ------------
      Total noninterest income.........................................          304,974           273,768
NONINTEREST EXPENSE
  Salaries and employee benefits.......................................          231,113           222,433
  Equipment............................................................           34,980            32,680
  Net occupancy........................................................           32,828            33,318
  Assessments and taxes................................................           12,120            11,979
  Restructuring and merger-related charges.............................            6,340             3,406
  Other................................................................          133,957           153,966
                                                                            ------------      ------------
      Total noninterest expense........................................          451,338           457,782
                                                                            ------------      ------------
Income before income taxes.............................................          290,801           259,169
Income tax expense.....................................................           94,659            82,305
                                                                            ------------      ------------
NET INCOME.............................................................         $196,142          $176,864
                                                                            ============      ============
NET INCOME APPLICABLE TO COMMON STOCK..................................         $196,142          $173,375
                                                                            ============      ============
NET INCOME PER COMMON SHARE
  Primary..............................................................             $.87              $.80
  Fully Diluted........................................................              .87               .79
AVERAGE COMMON SHARES OUTSTANDING
  Primary..............................................................      226,557,392       215,545,255
  Fully Diluted........................................................      226,625,587       224,153,336

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
--------------------------------------------------------------------------------------------------
                                                        MARCH 31       December 31      March 31
                                                          1997            1996            1996
ASSETS

  Loans:
     Commercial....................................    $12,181,500     $11,217,815     $11,501,502
     Real estate construction......................        746,496         774,991         638,048
     Lease financing...............................        490,659         515,576         368,165
     Commercial real estate........................      3,118,004       3,440,696       3,262,785
     Residential real estate.......................      7,220,908       7,288,677       7,162,117
     Mortgage loans held for sale..................        331,775         334,742         374,139
     Consumer......................................      9,321,083       9,251,982       8,440,513
     Credit card...................................      1,147,998       1,222,129       1,462,465
     Home equity...................................      1,824,565       1,783,460       1,565,291
                                                       -----------     -----------     -----------
          Total loans..............................     36,382,988      35,830,068      34,775,025
          Allowance for loan losses................       (704,264)       (705,893)       (707,401)
                                                       -----------     -----------     -----------
          Net loans................................     35,678,724      35,124,175      34,067,624
  Securities available for sale, at market.........      8,831,006       8,997,322       9,129,101
  Federal funds sold and security resale
     agreements....................................        414,488         493,733         313,906
  Trading account assets...........................         28,997         102,493          31,398
  Other short-term money market investments........        161,973         281,563          78,712
  Cash and demand balances due from banks..........      2,467,170       2,935,282       2,522,328
  Properties and equipment.........................        637,428         616,426         589,700
  Customers' acceptance liability..................         81,232          66,767          61,345
  Accrued income and other assets..................      2,079,867       2,238,074       1,982,232
                                                       -----------     -----------     -----------
          TOTAL ASSETS.............................    $50,380,885     $50,855,835     $48,776,346
                                                       ============    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............    $ 6,877,486     $ 7,436,403     $ 6,387,729
  NOW and money market accounts....................      9,041,382       9,162,353       9,111,824
  Savings accounts.................................      3,894,812       3,896,234       4,180,273
  Time deposits of individuals.....................     13,795,070      13,896,667      13,762,410
  Other time deposits..............................        861,452         721,647         635,925
  Deposits in overseas offices.....................        596,212         886,443         630,274
                                                       -----------     -----------     -----------
          Total deposits...........................     35,066,414      35,999,747      34,708,435
  Federal funds borrowed and security repurchase
     agreements....................................      4,744,272       4,276,722       3,845,406
  Borrowed funds...................................      1,776,838       1,994,009       1,734,404
  Long-term debt...................................      3,334,163       2,994,418       3,375,493
  Acceptances outstanding..........................         81,232          66,767          61,345
  Accrued expenses and other liabilities...........      1,033,560       1,092,109         956,969
                                                       -----------     -----------     -----------
          TOTAL LIABILITIES........................     46,036,479      46,423,772      44,682,052
Stockholders' Equity:
  Preferred stock..................................             --              --         174,450
  Common stock.....................................      4,344,406       4,432,063       3,919,844
                                                       -----------     -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY...............      4,344,406       4,432,063       4,094,294
                                                       -----------     -----------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................    $50,380,885     $50,855,835     $48,776,346
                                                       ============    ============    ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                    Three Months Ended
                                                                               March 31
-------------------------------------------------------------------------------------------------
                                                                         1997            1996

OPERATING ACTIVITIES
  Net income......................................................    $   196,142     $   176,864
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses..................................         35,881          32,039
       Depreciation and amortization..............................         23,315          22,154
       Amortization of goodwill and servicing rights..............         14,273          15,865
       Amortization of securities discount and premium............            377             735
       Securities gains...........................................        (15,964)        (12,735)
       Net (increase) decrease in trading account securities......         73,496          (7,683)
       Other (gains) losses, net..................................          6,229          (5,974)
       Originations and purchases of mortgage loans held for
        sale......................................................       (749,736)       (703,087)
       Proceeds from sales of mortgage loans held for sale........        749,892         545,446
       (Increase) decrease in interest receivable.................         52,834         (46,743)
       Increase (decrease) in interest payable....................        (68,488)         50,666
       Net change in other assets/liabilities.....................        116,957         (26,682)
                                                                      -----------     -----------
          Net Cash Provided by Operating Activities...............        435,208          40,865
LENDING AND INVESTING ACTIVITIES
  Net decrease in short-term investments..........................        198,834         447,939
  Purchases of securities.........................................       (989,107)       (783,138)
  Proceeds from sales of securities...............................        856,156       1,352,974
  Proceeds from maturities and prepayments of securities..........        256,430         546,471
  Net (increase) in loans.........................................       (670,211)       (182,042)
  Proceeds from sales of loans....................................         79,625              --
  Net (increase) in properties and equipment......................        (44,317)        (18,348)
                                                                      -----------     -----------
          Net Cash Provided (Used) by Lending and Investing
             Activities...........................................       (312,589)      1,363,856
DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in Federal funds borrowed and security
     repurchase agreements........................................        467,550      (1,454,160)
  Net increase (decrease) in borrowed funds.......................       (217,171)        171,900
  Net (decrease) in demand, savings, NOW, insured money market
     accounts, and deposits in overseas offices...................       (971,541)       (634,721)
  Net increase (decrease) in time deposits........................         38,208        (237,811)
  Proceeds from issuance of long-term debt, net...................        416,111         550,501
  Repayment of long-term debt.....................................        (76,327)       (200,174)
  Dividends paid, net of tax benefit of ESOP shares...............        (91,555)        (91,825)
  Issuance of common stock........................................         22,895          16,121
  Repurchase of common stock......................................       (178,901)             --
  ESOP trust repayment............................................             --           1,871
                                                                      -----------     -----------
          Net Cash (Used) by Deposit and Financing Activities.....       (590,731)     (1,878,298)
                                                                      -----------     -----------
  Net (Decrease) in Cash and Demand Balances Due From Banks.......       (468,112)       (473,577)
  Cash and Demand Balances Due From Banks, January 1..............      2,935,282       2,995,905
                                                                      -----------     -----------
  Cash and Demand Balances Due From Banks, March 31...............    $ 2,467,170     $ 2,522,328
                                                                      ============    ============
SUPPLEMENTAL DISCLOSURES
  Interest paid...................................................    $   496,730     $   386,085
  Income taxes paid...............................................            982          10,149

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Unallocated
                                                                                                                    Shares
(Dollars in Thousands Except Per              Preferred          Common          Capital          Retained         Held by
Share Amounts)                                  Stock            Stock           Surplus          Earnings        ESOP Trust
-----------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1996....................    $185,400         $846,284         $399,813        $2,635,090        $ (2,741)
  Net income...............................                                                         176,864
  Common dividends declared of National
    City, $.36 per share...................                                                         (52,529)
  Common dividends declared of Integra
    prior to merger........................                                                         (35,723)
  Preferred dividends paid, $1.00 per
    depositary share.......................                                                          (3,573)
  Issuance of 702,894 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        2,812           13,407               (98)
  Conversion of 218,999 depositary shares
    of preferred stock to 522,033 common
    shares.................................     (10,950)           2,088            8,862
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                              42           1,829
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                                         (72,583)
                                               --------         --------         --------        ----------         -------
Balance March 31, 1996.....................    $174,450         $851,184         $422,082        $2,647,490        $   (912)
                                               ========         ========         ========        ==========         =======
Balance January 1, 1997....................    $     --         $892,794         $622,543        $2,916,726        $     --
  Net income...............................                                                         196,142
  Common dividends declared, $.41 per
    share..................................                                                         (90,076)
  Issuance of 962,949 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        3,852           19,043
  Purchase of 3,566,000 common shares......                      (14,264)          (8,561)         (156,076)
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                                         (37,717)
                                               --------         --------         --------        ----------         -------
Balance March 31, 1997.....................    $     --         $882,382         $633,025        $2,828,999        $     --
                                               ========         ========         ========        ==========         =======


(Dollars in Thousands Except Per
Share Amounts)                                  Total
----------------------------------------------------------------------
                                             <C
Balance January 1, 1996....................   $4,063,846
  Net income...............................      176,864
  Common dividends declared of National
    City, $.36 per share...................      (52,529)
  Common dividends declared of Integra
    prior to merger........................      (35,723)
  Preferred dividends paid, $1.00 per
    depositary share.......................       (3,573)
  Issuance of 702,894 common shares under
    corporate stock and dividend
    reinvestment plans.....................       16,121
  Conversion of 218,999 depositary shares
    of preferred stock to 522,033 common
    shares.................................           --
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        1,871
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................      (72,583)
                                              ----------
Balance March 31, 1996.....................   $4,094,294
                                              ==========
Balance January 1, 1997....................   $4,432,063
  Net income...............................      196,142
  Common dividends declared, $.41 per
    share..................................      (90,076)
  Issuance of 962,949 common shares under
    corporate stock and dividend
    reinvestment plans.....................       22,895
  Purchase of 3,566,000 common shares......     (178,901)
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................      (37,717)
                                              ----------
Balance March 31, 1997.....................   $4,344,406
                                              ==========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which provides standards for distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. The statement also extends the treatment of mortgage servicing rights to all servicing assets. The provisions of SFAS No. 125 were adopted by the Corporation prospectively as of January 1, 1997 for the following types of transactions: securitizations, recognition of servicing assets and liabilities, transfers of receivables with recourse, loan participations, and extinguishments of liabilities.
     Certain provisions of SFAS No. 125, relating to repurchase agreements, securities lending and other similar transactions, and pledged collateral, were deferred for one year by SFAS No. 127 and will be adopted prospectively on January 1, 1998. The Corporation believes that the adoption of these statements will not have a material impact on financial position or results of operations.

     EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by a more simply calculated basic earnings per share which will not include the impact of any potentially dilutive securities. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.01 and $.02 per share, respectively. Diluted earnings per share will continue to be disclosed and will be calculated using a methodology not significantly different from that presently used to calculate fully diluted earnings per share. As a result, the impact of the statement on fully diluted earnings per share for the quarters presented is not expected to be material.

     DERIVATIVE AND MARKET RISK DISCLOSURES: In January 1997, the Securities and Exchange Commission issued Release No. 33-7386 relating to derivatives and exposures to market risk from derivative financial instruments and other financial instruments. The new rules require (i) quantitative and qualitative disclosures outside the financial statements about the market risk inherent in derivative and other financial instruments and (ii) expanded accounting policy disclosures for derivatives in the notes to the financial statements. The expanded accounting policy disclosures are required to be included in financial statements filed by the Corporation for periods ending after June 15, 1997. The market risk disclosures are required commencing with the Corporation's 1997 annual report. The Corporation is currently evaluating the impact of this release on disclosures included in its interim and annual financial statements.

3. ACQUISITIONS
     On January 17, 1997, the National City Mortgage Co. a subsidiary of the Corporation, signed a definitive agreement to purchase certain assets of the mortgage loan origination business owned by Bank United, a federal savings bank and its subsidiaries doing business principally under the name Commonwealth United Mortgage. National City Mortgage assumed the assets February 1, 1997.

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

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
     The following table presents the activity in the allowance for loan losses:

                                        Three Months Ended
                                             March 31
                                     -------------------------
(In Thousands)                          1997          1996
------------------------------------------------------------
Balance at beginning of year........  $ 705,893     $ 705,846
Provision...........................     35,881        32,039
Reserves acquired (sold)............     (4,906)          546
Charge-offs:
  Commercial........................      7,439        12,436
  Real estate -- construction.......        151            51
  Real estate -- commercial.........      1,100           136
  Real estate -- residential........      1,725           583
  Consumer..........................     30,545        20,273
  Credit card.......................     15,865        16,143
  Home equity.......................        830           739
                                       --------      --------
  Total charge-offs.................     57,655        50,361
Recoveries:
  Commercial........................      6,295         7,308
  Real estate -- construction.......         27           357
  Real estate -- commercial.........      1,568           441
  Real estate -- residential........        140           133
  Consumer..........................     13,360         8,415
  Credit card.......................      3,295         2,541
  Home equity.......................        366           136
                                       --------      --------
  Total recoveries..................     25,051        19,331
                                       --------      --------
Net charge-offs.....................     32,604        31,030
                                       --------      --------
Balance at end of period............  $ 704,264     $ 707,401
                                       ========      ========

     The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.
     Table 5 on page 14 provides detail regarding nonperforming loans. At March 31, 1997 and December 31, 1996, loans that were considered to be impaired under SFAS No. 114 totaled $5.6 million and $13.9 million, respectively. All impaired loans are included in nonperforming assets. The related allowance allocated to these loans was $5.3 million and $9.6 million, respectively. The contractual interest due and actual interest recorded on impaired loans, as well as total nonperforming assets, for the three months ended March 31, 1997, was $5.9 million and $1.5 million, respectively.

6. SECURITIES
     The following is a summary of securities available for sale:

                                  MARCH 31, 1997
                  ----------------------------------------------
                  AMORTIZED   UNREALIZED  UNREALIZED    MARKET
(In Thousands)       COST       GAINS       LOSSES      VALUE
------------------------------------------------------------
U.S. Treasury and
  Federal agency
  debentures...... $1,777,730  $    610   $ (46,208)  $1,732,132
Mortgage-backed
  securities......  4,742,770    23,789     (68,028)   4,698,531
Asset-backed and
  corporate debt
  securities......  1,004,285     3,373      (6,055)   1,001,603
States and
  political
  subdivisions....    304,393    12,188      (1,414)     315,167
Other.............    832,828   253,636      (2,891)   1,083,573
                   ----------  --------    --------   ----------
  Total
    securities.... $8,662,006  $293,596   $(124,596)  $8,831,006
                   ==========  ========    ========   ==========

                                   March 31, 1996
                   ----------------------------------------------
                   Amortized   Unrealized  Unrealized    Market
(In Thousands)        Cost       Gains       Losses      Value
------------------------------------------------------------
U.S. Treasury and
  Federal agency
  debentures...... $2,135,353   $  5,920    $(27,296)  $2,113,977
Mortgage-backed
  securities......  4,874,725     19,750     (38,157)   4,856,318
Asset-backed and
  corporate debt
  securities......    804,822      2,208         (45)     806,985
States and
  political
  subdivisions....    404,196     17,791      (1,168)     420,819
Other.............    719,508    214,110      (2,616)     931,002
                   ----------   --------    --------   ----------
  Total
    securities.... $8,938,604   $259,779    $(69,282)  $9,129,101
                   ==========   ========    ========   ==========

     For the three months ended March 31, 1997 and 1996, gross gains of $19.4 million and $19.7 million, and gross losses of $3.4 million and $7.0 million were realized, respectively.
     At March 31, 1997, the unrealized appreciation in securities available for sale included in retained earnings totaled $110.0 million, net of tax, compared to unrealized appreciation of $123.8 million, net of tax, at March 31, 1996. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to income.
     At March 31, 1997, there were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities, which exceeded 10% of stockholders' equity.

7. BORROWED FUNDS

                           MARCH 31       Dec 31       March 31
(In Thousands)               1997          1996          1996
------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term........... $  918,326   $1,056,499    $  340,741
Notes payable to Student
  Loan Marketing
  Association.............    300,000      300,000       600,000
Other.....................     38,105       79,648       260,961
                           ----------   ----------    ----------
  Total bank
    subsidiaries..........  1,256,431    1,436,147     1,201,702
Commercial paper..........    516,610      556,100       532,234
Other.....................      3,797        1,762           468
                           ----------   ----------    ----------
  Total parent company and
    other subsidiaries....    520,407      557,862       532,702
                           ----------   ----------    ----------
        Total............. $1,776,838   $1,994,009    $1,734,404
                           ==========   ==========    ==========

8. CORPORATE LONG-TERM DEBT

                              MARCH 31     Dec 31     March 31
(In Thousands)                  1997        1996        1996
------------------------------------------------------------
Floating rate subordinated
 notes due 1997.............. $       -- $   74,998  $   74,985
Floating rate notes due
 1997........................     49,986     49,983      49,967
9 7/8% subordinated notes due
 1999........................     64,883     64,872      64,837
6.50% subordinated notes due
 2000........................     99,841     99,820      99,787
8.50% subordinated notes due
 2002........................     99,879     99,881      99,857
6 5/8% subordinated notes due
 2004........................    249,104    249,072     248,975
7.20% subordinated notes due
 2005........................    249,763    249,756     249,734
Other........................      1,774      1,794       2,557
                              ---------- ----------    --------
  Total parent company.......    815,230    890,176     890,699
                              ---------- ----------    --------
6.50% subordinated notes due
 2003........................    199,544    199,525     199,470
7.25% subordinated notes due
 2010........................    222,822    222,779     222,656
6.30% subordinated notes due
 2011........................    200,000    200,000     200,000
7.25% subordinated notes due
 2011........................    197,129    197,080          --
Other........................      1,847      2,103       2,135
                              ---------- ----------    --------
  Total subsidiary
    subordinated notes.......    821,342    821,487     624,261
                              ---------- ----------    --------
  Total long-term debt
    qualifying for Tier II
    Capital..................  1,636,572  1,711,663   1,514,960
Senior bank notes............  1,169,437    754,582     754,571
Federal Home Loan Bank
 advances....................    528,154    528,173   1,105,962
                              ---------- ----------    --------
  Total other long-term debt
    of subsidiaries..........  1,697,591  1,282,755   1,860,533
                              ---------- ----------    --------
        Total................ $3,334,163 $2,994,418  $3,375,493
                              ========== ==========    ========

     A credit agreement dated February 2, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at March 31, 1997.

9. CAPITAL RATIOS
     The following table reflects various measures of capital:

                    MARCH 31           December 31          March 31
                      1997                1996                1996
(Dollars in      ---------------     ---------------     ---------------
 Millions)        AMOUNT   RATIO      Amount   Ratio      Amount   Ratio
------------------------------------------------------------
Total
 equity(1)...... $4,344.4   8.62%    $4,432.1   8.71%    $4,094.3   8.39%
Tangible
 equity(2)......  3,829.1   7.68      3,932.7   7.81      3,569.2   7.40
Tier 1
 capital(3).....  3,867.9   9.70      3,976.5   9.84      3,649.4   9.80
Total risk-based
 capital(4).....  5,875.7  14.74      5,980.6  14.79      5,473.7  14.70
Leverage(5).....  3,867.9   7.86      3,976.5   8.16      3,649.4   7.48
------------------------------------------------------------------------

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

(5) Tier 1 capital; computed as a ratio to average total assets less certain intangibles.
------------------------------------------------------------

     National City's Tier 1, total risk-based capital and leverage ratios are well above the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively.
     The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.
     Intangible asset and mortgage servicing right totals used in the capital ratio calculations are summarized below:

                           MARCH 31   December 31  March 31
(Dollars in Millions)        1997        1996        1996
-----------------------------------------------------------
Goodwill..................  $ 319.6      307.8      $320.0
Core deposit
  intangibles.............     15.8       17.7        24.6
Other intangibles.........      1.5        1.6         2.1
Purchased credit cards....     25.4       31.1        47.1
Mortgage servicing
  rights..................    153.1      141.2       131.3
-----------------------------------------------------------

10. STOCKHOLDERS' EQUITY

                          MARCH 31      Dec 31      March 31
(Outstanding Shares)        1997         1996         1996
-------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......          --           --      697,800
Common Stock, $4.00 par
  value, authorized
  350,000,000 shares.... 220,595,443  223,198,494  212,633,248

     On March 5, 1996, the Corporation called for redemption its 8% Cumulative Convertible Preferred Stock, effective May 1, 1996. During the second quarter of 1996, all outstanding depository shares of the 8% Cumulative Convertible Preferred Stock converted into common stock.

11. INCOME TAX EXPENSE
     The composition of income tax expense follows:

                                      Three Months Ended
                                           March 31
                                   -------------------------
(In Thousands)                        1997          1996
------------------------------------------------------------
Applicable to income exclusive of
  securities transactions.........   $89,072       $77,848
Applicable to securities
  transactions....................     5,587         4,457
                                     -------       -------
        Total.....................   $94,659       $82,305
                                     =======       =======

     The effective tax rate was approximately 32.6% and 31.8% for the three months ended March 31, 1997 and 1996, respectively.

12. REGULATORY DIVIDENDS
     A significant source of liquidity for the parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At March 31, 1997, bank subsidiaries may pay the parent company, without prior regulatory approval, approximately $557.6 million of dividends. During the first quarter of 1997, no dividends were declared and $327.5 million of previously declared dividends were paid to the parent company by the bank subsidiaries.

13. EARNINGS PER SHARE
     The calculation of net income per common share follows:

                                     Three Months Ended
                                          March 31
(Dollars In Thousands Except Per  -------------------------
Share Amounts)                       1997          1996
-----------------------------------------------------------
PRIMARY:
  Net income.....................    $196,142      $176,864
  Less preferred dividend
    requirements.................          --         3,489
                                  -----------   -----------
  Net income applicable to common
    stock........................    $196,142      $173,375
                                  ===========   ===========
  Average common shares
    outstanding-primary.......... 226,557,392   215,545,255
                                  ===========   ===========
  Primary net income per common
    share........................        $.87          $.80
                                  ===========   ===========
ASSUMING FULL DILUTION:
  Net income.....................    $196,142      $176,864
                                  ===========   ===========
  Average common shares
    outstanding.................. 226,557,392   215,545,255
  Stock option adjustment........      68,195       184,297
  Preferred stock adjustment.....          --     8,423,784
                                  -----------   -----------
  Average common shares
    outstanding--fully-diluted... 226,625,587   224,153,336
                                  ===========   ===========
  Fully diluted net income per
    common share.................        $.87          $.79
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     Net income for the quarter ended March 31, 1997 was $196.1 million, an increase of 11% over the $176.9 million earned in the first quarter of 1996. Fully-diluted net income per common share was $.87 for the first quarter of 1997, a 10% increase over $.79 earned in 1996.
     Return on average common equity and return on average assets was 17.71% and 1.61%, respectively, for the three months ended March 31, 1997. This compares to returns of 17.82% and 1.46%, respectively, for the same period in 1996.
     Growth in net income was due to increased fee income, coupled with control of operating expenses. Fee income growth was driven by gains in trust fees, card-related fees, service charges on deposits, and item processing revenue. Noninterest expense, excluding non-recurring charges, declined 2.1% from the same period last year.
     After-tax securities gains were $.05 per share in the first quarter of 1997, compared to $.04 per share for the first quarter of 1996.
     Results for the first quarter of 1997 reflect the full quarter impact from the sale of a $400 million private label credit card portfolio ("Private Label") in mid-November 1996. Although the portfolio was small relative to National City's total loan portfolio, it did have a disproportionate impact on net interest income, the net interest margin and net loan charge-offs. On average, the Private Label loan portfolio yielded over 20%, however, this was offset by a loss charge-off rate approaching 6% and a rela-

                                                                      [table 1:]

tively costly supporting infrastructure. The table below isolates the impact of Private Label on the first quarter of 1996 (assumes investment yield of 7% on reinvested proceeds from the sale).

                 FIRST QUARTER OF 1996
                                PRO-
                                FORMA
                              EXCLUDING
                               PRIVATE
                   REPORTED     LABEL
                   --------   ---------
                  (DOLLARS IN THOUSANDS)
Net interest
 income........... $475,222   $ 460,000
Net interest
 margin...........     4.35%       4.21%
Loan yield........     8.84%       8.67%
Net charge-offs...  $32,604     $26,606

UNIT PROFITABILITY

     The financial performance of National City is monitored by an internal profitability measurement system which produces line-of-business results and key performance measures. National City's major business units include corporate banking, retail banking and fee-based businesses. The corporate banking business includes commercial and corporate lending, commercial real estate finance, asset-based lending and leasing. The retail banking business includes the deposit gathering branch franchise, small business lending, consumer lending, and the Private Client Group. The fee-based businesses include institutional trust, mortgage banking, item processing and brokerage.
     Table 1 reflects the results underlying the fundamentals of each of these businesses. Expenses for centrally provided services are allocated based on estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed by the investment/funding unit within the "Parent and other" line item in Table 1. Methodologies may change from time to time as accounting systems are enhanced or organizational changes occur.
     The increase in corporate banking net income is primarily due to a decline in the provision for loan losses, an increase in fee income and flat operating expenses.
     The decline in retail banking net income is due to tighter spreads on deposit accounts, an increase in the provision for loan losses, and to a lesser extent, the sale of Private Label.
     Fee-based net income is relatively flat compared to last year as a result of lower operating profitability in the Merchant Services division of National City's item processing subsidiary, National Processing, Inc.

TABLE 1: UNIT PROFITABILITY

                                        THREE MONTHS ENDED       Three months ended
                                          MARCH 31, 1997           March 31, 1996
                                       --------------------     --------------------
                                        NET       RETURN ON      Net       Return on
       (Dollars in Millions)           INCOME      EQUITY       Income      Equity
-----------------------------------------------------------------------------------
Corporate banking..................    $ 50.0        23.73%      $46.9        22.23%
Retail banking.....................     112.9        24.02       122.0        26.14
Fee-based businesses...............      11.9        10.14        12.2        16.32
Parent and other...................      21.3           --        (4.2)          --
                                       ------                   ------
    Consolidated total.............    $196.1       17.71%      $176.9       17.82%
                                       ======                   ======

TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                              Three months ended
                                                                   March 31
                                                         -----------------------------
                    (In Millions)                           1997              1996
----------------------------------------------------------------------------------
Interest adjustment to loans.........................       $ 5.1             $ 4.2
Interest adjustment to securities....................         (.8)              (.1)
                                                            -----             -----
  Interest adjustment to earning assets..............         4.3               4.1
Interest adjustment to deposits......................        (7.4)             (3.3)
                                                            -----             -----
  Effect on net interest income......................       $11.7             $ 7.4
                                                            =====             =====

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

NET INTEREST INCOME

     On a tax-equivalent basis, net interest income was $477.4 million in the first quarter of 1997, down $3.4 million from $480.8 million in the first quarter of 1996. National City's net interest margin was 4.26%, down 9 basis points from the comparable period in 1996. Although average total loans were up 4.4%, the lower net interest income and the resulting contraction of the margin was due to the sale of Private Label, overall tighter spreads on loans, and the use of higher cost funding to support earning asset growth. National City's net interest income is affected by the use of off-balance sheet derivative financial instruments. In the first quarter of 1997, net interest income included approximately $11.7 million related to the use of derivative instruments, compared to $7.4 million in 1996. For the quarters ending March 31, 1997 and March 31, 1996, the derivatives portfolio contributed approximately 10 basis points and 7 basis points, respectively, to the net interest margin.
     During the first quarter of 1997, the notional outstandings of interest rate swap agreements decreased by $1.1 billion to $9.9 billion. Swaps totaling $635 million were added to manage the Corporation's interest rate risk position by synthetically converting fixed rate debt to variable rate; $82 million of swaps were added to hedge loans; $83 million of swaps were added to hedge new securities. $58 million of swaps were added to hedge the market value of mortgage servicing rights; and $61 million of swap agreements were added to facilitate interest rate risk management at third

                                                                      [table 2:]

                                                                      [table 3:]

parties. A total of $2.0 billion of swaps matured or were terminated during the quarter. The Corporation purchased interest rate caps totaling $565 million in notional amount to hedge variable rate funding costs and mortgage servicing rights during the quarter. The net unrealized losses in the derivative portfolio were $95.4 million at March 31, 1997, compared to gains of $13.7 million at December 31, 1996.
     Management attempts to prevent adverse swings in current and future net interest income and capital resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, income simulation and net present value analyses.
     At March 31, 1997, the Corporation's interest-rate risk position remained modestly liability sensitive. The earnings simulation model projects that net income will decrease by 1.1% if market rates rise gradually by two percentage points over the next year, relative to a stable-rate scenario. In an environment where market rates fall gradually by two percentage points over the next year, the model estimates an increase in net income of 1.0%, relative to a stable-rate scenario. At the end of December 1996, the corresponding changes were (1.2)% of net income in the rising-rate environment and 1.1% in the falling-rate environment. The cumulative one-year gap was (11.4%) of adjusted earning assets at March 31, 1997. The Corporation's net present value model indicates that a two percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cashflows by an amount equal to 1.7% of total assets at the end of the quarter.

TABLE 1: UNIT PROFITABILITY

                                        THREE MONTHS ENDED       Three months ended
                                          MARCH 31, 1997           March 31, 1996
                                       --------------------     --------------------
                                        NET       RETURN ON      Net       Return on
       (Dollars in Millions)           INCOME      EQUITY       Income      Equity
-----------------------------------------------------------------------------------
Corporate banking..................    $ 50.0        23.73%      $46.9        22.23%
Retail banking.....................     112.9        24.02       122.0        26.14
Fee-based businesses...............      11.9        10.14        12.2        16.32
Parent and other...................      21.3           --        (4.2)          --
                                       ------                   ------
    Consolidated total.............    $196.1       17.71%      $176.9       17.82%
                                       ======                   ======

TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                              Three months ended
                                                                   March 31
                                                         -----------------------------
                    (In Millions)                           1997              1996
----------------------------------------------------------------------------------
Interest adjustment to loans.........................       $ 5.1             $ 4.2
Interest adjustment to securities....................         (.8)              (.1)
                                                            -----             -----
  Interest adjustment to earning assets..............         4.3               4.1
Interest adjustment to deposits......................        (7.4)             (3.3)
                                                            -----             -----
  Effect on net interest income......................       $11.7             $ 7.4
                                                            =====             =====

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

TABLE 3: FULL-TIME EQUIVALENT STAFFING AND OVERHEAD
PERFORMANCE MEASURES

                                          MARCH 31, 1997                             March 31, 1996
                              --------------------------------------     --------------------------------------
                              FULL-TIME                                  Full-Time
                              EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                                STAFF         RATIO         RATIO          Staff         Ratio         Ratio
---------------------------------------------------------------------------------------------------------------
Corporate and retail
 banking.....................   16,216         40.76%        52.86%        17,182         41.54%        52.35%
Fee-based business...........    8,855            --         93.79          7,632            --         86.85
Corporate....................    1,220            --            --          1,091            --            --
                                ------                                     ------
   Total.....................   26,291         34.00%        58.89%        25,905         40.92%        61.71%
                                ======                                     ======

      TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
AVERAGE LOANS

                                                                    First Quarter
                                                                  1997         1996
      ------------------------------------------------------------------------------
      Commercial.................................................  .04%         .18%
      Real estate -- construction................................  .05         (.18)
      Real estate -- commercial.................................. (.06)        (.04)
      Real estate -- residential.................................  .09          .02
      Consumer...................................................  .74          .57
      Credit card................................................ 4.25         3.64
      Home equity................................................  .11          .15
      Total net charge-offs to average loans.....................  .36%         .36%

      TABLE 5: NONPERFORMING ASSETS

                                             MARCH 31     December 31     March 31
                  (In Millions)                1997           1996          1996
      ----------------------------------------------------------------------------
      Commercial:
        Nonaccrual..........................  $  94.8        $ 82.7        $ 109.7
        Restructured........................       --            --             --
                                               ------        ------         ------
          Total commercial..................     94.8          82.7          109.7
      Real estate related:
        Nonaccrual..........................     50.6          57.2           75.2
        Restructured........................      3.1           3.2            6.3
                                               ------        ------         ------
          Total real estate related.........     53.7          60.4           81.5
                                               ------        ------         ------
          Total nonperforming loans.........    148.5         143.1          191.2
      Other real estate owned (OREO)........     24.3          24.5           24.1
                                               ------        ------         ------
      Nonperforming assets..................  $ 172.8        $167.6        $ 215.3
                                               ======        ======         ======
      Loans 90 days past-due accruing
        interest............................  $ 106.1        $107.1        $  69.2
                                               ======        ======         ======

                                                                      [table 4:]

                                                                      [table 5:]

NONINTEREST INCOME

     Noninterest income increased 10.7% to $289.0 million for the quarter ended March 31, 1997, from $261.0 million a year ago. All categories of noninterest income, with the exception of brokerage revenue, increased over the results reported for the first quarter of 1996. The most noteworthy trends include increased card-related fees, trust fees, item processing fees and service charges.

NONINTEREST EXPENSE


     Noninterest expense was $451.3 million for the quarter-ended March 31, 1997, down 1.4% from $457.8 million for the same period a year ago. The decrease was primarily due to lower third party services and reduced general administrative expenses.
     As Table 3 indicates, National City's staff level on a full-time equivalent basis was 26,291 at March 31, 1997, up from 25,905 at March 31,1996. The increase was due to business growth and acquisitions primarily within the fee-based businesses.
     The efficiency ratio, defined as noninterest expense as a percentage of fee income plus tax-equivalent net interest income, was 58.89% for the first quarter of 1997, an improvement from 61.71% a year ago.
     The overhead ratio, defined as noninterest expense less fee income as a percentage of tax-equivalent net interest income, was 34.00% for the first quarter of 1997, an improvement from 40.92% a year ago.
     For the quarter ended March 31, 1997, restructuring and merger-related charges included a one-time charge of $6.3 million relating to organizational restructuring at National City's item processing subsidiary, National Processing, Inc. For the same time last year, restructuring and merger-related charges of $3.4 million were recorded in connection with the Integra Financial Corporation merger which closed on May 3, 1996.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES

     Average earning assets totaled $44,944 million for the first quarter of 1997, compared to $44,485 million for the fourth quarter of 1996, and $44,203 million for the first quarter of 1996. Although average loans increased 4.4% from the same period last year, this growth was offset by a 7.9% decline in the securities portfolio to $8,534 million from $9,263 million in 1996. Compared to the fourth quarter of 1996, earning assets were relatively stable.
     Average core deposits declined slightly compared to the fourth quarter of 1996 and were flat compared to the first quarter of 1996. The decline from the fourth quarter primarily reflected seasonal run-off in savings and time deposit accounts. Purchased deposits increased from both periods in an effort to obtain funding to support loan growth.

ASSET QUALITY

     The allowance for loan losses was $704.3 million at March 31, 1997, or 1.94% of loans outstanding, compared to $707.4 million or 2.03% at March 31, 1996. The provision for loan losses was $35.9 million for the first quarter of 1997, up from $32.0 million for the same period a year ago. The provision for loan losses exceeded loan net charge-offs for the period.
     Table 4 shows net charge-offs as a percentage of average loans by portfolio type. Net charge-offs were $32.6 million and $31.0 million for the quarters ended March 31, 1997 and 1996, respectively. Net charge-offs as a percentage of average loans were .36% for the first quarter of 1997, unchanged from the same period a year ago.
     As indicated in Table 5, nonperforming assets were $172.8 million at March 31, 1997, down $42.5 million from last year. Nonperforming assets as a percentage of loans and OREO were .47%, compared to .63% a year ago.

CAPITAL

     At March 31, 1997, stockholders' equity totaled $4.3 billion, up from $4.1 billion at March 31, 1996.
     In connection with National City's previously announced five million share repurchase program, the Corporation repurchased 3.6 million shares of its common stock at an average cost of $50.17 during the first quarter of 1997. The remaining shares were repurchased in early April. On April 14, 1997, the board of directors authorized the repurchase of up to 10 million shares of National City common stock in the open market or through privately negotiated transactions.
     Book value per common share at March 31, 1997 was $19.69 compared to $18.43 per share at March 31, 1996 and $19.86 at December 31, 1996. Book value per common share at March 31, 1997, December 31, 1996, and March 31, 1996 included $.50, $.66, and $.57 per share, respectively, related to market value appreciation of securities available for sale.
     On April 14, 1997, National City stockholders approved an increase in the number of authorized shares of capital stock from 355,000,000 to 705,000,000. The shares may be used in connection with payments of stock dividends or other stock distributions, the dividend reinvestment program, possible acquisitions, equity financing arrangements or employee stock incentive programs.

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

(Dollars In Millions)                                                 Daily Average Balance
----------------------------------------------------------------------------------------------------------
                                                        1997                        1996
                                                       -------    ----------------------------------------
                                                        FIRST     Fourth      Third     Second      First
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $16,048    $15,769    $15,544    $15,723    $15,480
    Residential real estate.........................     7,486      7,503      7,473      7,477      7,491
    Consumer........................................     9,295      9,161      8,913      8,590      8,288
    Credit card.....................................     1,196      1,418      1,527      1,487      1,493
    Home equity.....................................     1,809      1,753      1,667      1,594      1,560
                                                       -------    -------    -------    -------    -------
      Total loans...................................    35,834     35,604     35,124     34,871     34,312
  Securities:
    Taxable.........................................     8,225      7,991      8,045      8,414      8,851
    Tax-exempt......................................       309        331        344        381        412
                                                       -------    -------    -------    -------    -------
      Total securities..............................     8,534      8,322      8,389      8,795      9,263
  Federal funds sold................................        73         82        110        184        165
  Security resale agreements........................       293        263        256        309        315
  Other short-term money market investments.........       210        214         73        114        148
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    44,944     44,485     43,952     44,273     44,203
Market value appreciation of securities available
  for sale..........................................       222        201         49        114        298
Allowance for loan losses...........................      (712)      (711)      (709)      (705)      (706)
Cash and demand balances due from banks.............     2,360      2,468      2,341      2,447      2,482
Properties and equipment............................       637        599        592        589        588
Customers' acceptance liability.....................        81         65         68         59         66
Accrued income and other assets.....................     2,012      1,939      1,991      2,000      1,899
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $49,544    $49,046    $48,284    $48,777    $48,830
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................   $ 9,055    $ 8,973    $ 9,004    $ 9,171    $ 8,976
  Savings accounts..................................     3,894      3,982      4,135      4,180      4,174
  Time deposits of individuals......................    13,787     14,038     13,875     13,725     13,780
  Other time deposits...............................       771        671        597        624        701
  Deposits in overseas offices......................       931        946        994        720        792
  Federal funds borrowed............................     1,426      1,089        983        959      1,016
  Security repurchase agreements....................     3,212      2,807      2,809      2,926      3,105
  Borrowed funds....................................     1,627      1,441      1,307      1,733      1,709
  Long-term debt....................................     3,072      2,950      3,065      3,325      3,293
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    37,775     36,897     36,769     37,363     37,546
  Noninterest bearing deposits......................     6,355      6,635      6,347      6,373      6,238
  Acceptances outstanding...........................        81         65         68         59         66
  Accrued expenses and other liabilities............       842      1,113        887        884        889
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    45,053     44,710     44,071     44,679     44,739
      Stockholders' equity..........................     4,491      4,336      4,213      4,098      4,091
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $49,544    $49,046    $48,284    $48,777    $48,830
                                                       =======    =======    =======    =======    =======
      Net interest income.................................................................................
      Interest spread.....................................................................................
      Contribution of noninterest bearing sources of funds................................................
      Net interest margin.................................................................................

                      Quarterly Interest                                        Average Annualized Rate
    -------------------------------------------------------     -------------------------------------------------------
     1997                          1996                          1997                          1996
    -------     -------------------------------------------     -------     -------------------------------------------
     FIRST      Fourth       Third      Second       First       FIRST      Fourth       Third      Second       First
    QUARTER     Quarter     Quarter     Quarter     Quarter     QUARTER     Quarter     Quarter     Quarter     Quarter
    -------     -------     -------     -------     -------     -------     -------     -------     -------     -------
    $334.8      $338.6      $337.0      $340.0      $332.8        8.43%       8.56%       8.64%       8.68%       8.64%
     144.4       144.1       144.7       147.4       146.0        7.72        7.68        7.74        7.88        7.79
     199.3       201.5       194.4       186.5       181.7        8.70        8.75        8.68        8.73        8.82
      38.6        51.9        59.0        58.1        60.1       12.90       14.64       15.47       15.64       16.09
      40.6        38.6        36.9        35.0        35.3        8.99        8.77        8.79        8.83        9.11
    -------     -------     -------     -------     -------
     757.7       774.7       772.0       767.0       755.9        8.53        8.67        8.76        8.83        8.84
     132.0       128.7       127.4       139.7       144.6        6.43        6.41        6.30        6.68        6.57
       7.1         8.3         9.8         9.4         9.6        9.19        9.98       11.33        9.92        9.37
    -------     -------     -------     -------     -------
     139.1       137.0       137.2       149.1       154.2        6.53        6.57        6.54        6.67        6.67
       1.0         1.1         1.6         2.4         2.3        5.46        5.58        5.67        5.37        5.49
       3.9         3.5         3.4         4.1         4.4        5.43        5.36        5.26        5.31        5.63
       2.9         2.8         1.1         1.7          .8        5.68        5.20        5.76        5.98        2.17
    -------     -------     -------     -------     -------
    $904.6      $919.1      $915.3      $924.3      $917.6        8.11%       8.24%       8.31%       8.35%       8.33%

    $ 64.0      $ 64.2      $ 63.6      $ 62.7      $ 62.1        2.87%       2.85%       2.81%       2.75%       2.78%
      24.5        25.7        26.8        27.2        27.7        2.55        2.58        2.58        2.62        2.67
     190.3       197.6       195.3       191.2       195.8        5.60        5.61        5.60        5.59        5.72
       9.2         8.2         6.7         7.7         9.0        4.79        4.86        4.48        4.95        5.14
      11.7        12.2        13.2         8.9        10.3        5.08        5.15        5.26        4.98        5.21
      19.9        17.1        15.8        15.6        17.4        5.66        6.24        6.39        6.54        6.88
      38.2        36.0        34.6        37.1        40.0        4.83        5.10        4.90        5.10        5.18
      21.6        17.9        16.7        28.2        23.0        5.39        4.94        5.08        6.55        5.41
      47.8        47.0        47.8        51.0        51.5        6.32        6.34        6.20        6.17        6.29
    -------     -------     -------     -------     -------
    $427.2      $425.9      $420.5      $429.6      $436.8        4.59%       4.59%       4.55%       4.62%       4.68%

    $477.4      $493.2      $494.8      $494.7      $480.8
    =======     =======     =======     =======     =======
 ...........................................................       3.52%       3.65%       3.76%       3.73%       3.65%
 ...........................................................        .74         .78         .74         .72         .70
                                                                -------     -------     -------     -------     -------
 ...........................................................       4.26%       4.43%       4.50%       4.45%       4.35%
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

CORPORATE HEADQUARTERS

     National City Center
     1900 East Ninth Street
     Cleveland, Ohio 44114-3484
     (216) 575-2000

TRANSFER AGENT AND REGISTRAR

     National City Bank
     Corporate Trust Operations
     Department 5352
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

INVESTOR CONTACT

     Julie I. Sabroff
     Manager, Investor Relations
     Department 2145
     P.O. Box 5756
     Cleveland, Ohio 44101-0756
     1-800-622-4204

COMMON STOCK LISTING

     National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NTLCITY.

DIVIDEND REINVESTMENT AND STOCK
PURCHASE PLAN

     Participating common stockholders receive a three percent discount from market price when reinvesting their National City dividends in additional shares. Participants may also make optional cash purchases of common stock at a three percent discount from market price and pay no brokerage commissions. To obtain our Plan prospectus and authorization card, call 1-800-622-6757

DEBT RATINGS

                                               MOODY'S           STANDARD        DUFF &         THOMSON
                                          INVESTORS SERVICE      & POOR'S        PHELPS        BANKWATCH
---------------------------------------------------------------------------------------------------------
National City Corporation                                                                         A/B
  Commercial paper (short-term debt)....         P-1                A-1           D-1+           TBW1
  Senior debt...........................          A1                A             AA-
  Subordinated debt.....................          A2                A-            A+             A
Bank Subsidiaries:*
  Certificates of deposit...............         Aa3                A+            AA
  Subordinated bank notes...............          A1                A             AA-            A+

* Includes the following subsidiaries:
  National City Bank, Cleveland
  National City Bank of Columbus
  National City Bank of Kentucky
  National City Bank of Indiana
  National City Bank of Pennsylvania
  National City Bank, Northeast (Akron)
  National City Bank of Dayton
  National City Bank, Northwest (Toledo)

     Duff & Phelps ratings for certificates of deposit apply only to the banks in Cleveland, Columbus, Kentucky and Indiana. Duff & Phelps subordinated bank note ratings apply only to the banking subsidiaries in Cleveland and Columbus.

                              (National City Logo)

                          FORM 10-Q -- MARCH 31, 1997

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: April 30, 1997                                       /s/ ROBERT G. SIEFERS
                       ---------------------------------------------------------
                                                               Robert G. Siefers
                                                        Executive Vice President
                                                         Chief Financial Officer
                                                     (Duly Authorized Signer and
                                                    Principal Financial Officer)

            (National City Logo)                     Bulk Rate
            National City Center                    U.S. Postage
           1900 East Ninth Street                       PAID
         Cleveland, Ohio 44114-3484                National City
                                                    Corporation