Form 10-Q/A
period 1997-03-31
NATIONAL CITY CORP
filed 1997-05-01
CIK 69970

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                 FORM 10-Q/A


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

                         NATIONAL CITY CORPORATION LOGO

                          QUARTER ENDED MARCH 31, 1997

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         NATIONAL CITY CORPORATION LOGO

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                   Three Months Ended
                                                                              March 31
-----------------------------------------------------------------------------------------------
                                                                         1997           1996

OPERATING ACTIVITIES
  Net income......................................................    $  196,142     $  176,864
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses..................................        35,881         32,039
       Depreciation and amortization..............................        23,315         22,154
       Amortization of goodwill and servicing rights..............        14,273         15,865
       Amortization of securities discount and premium............           377            735
       Securities gains...........................................       (15,964)       (12,735)
       Net (increase) decrease in trading account securities......        73,496         (7,683)
       Other gains, net...........................................        (6,229)        (5,974)
       Originations and purchases of mortgage loans held for
        sale......................................................      (749,736)      (703,087)
       Proceeds from sales of mortgage loans held for sale........       749,892        545,446
       (Increase) decrease in interest receivable.................        52,834        (46,743)
       Increase (decrease) in interest payable....................       (68,488)        50,666
       Net change in other assets/liabilities.....................       129,415        (26,682)
                                                                      ----------     ----------
          Net Cash Provided by Operating Activities...............       435,208         40,865
LENDING AND INVESTING ACTIVITIES
  Net decrease in short-term investments..........................       198,835        447,939
  Purchases of securities.........................................      (989,107)      (783,138)
  Proceeds from sales of securities...............................       856,156      1,352,974
  Proceeds from maturities and prepayments of securities..........       256,430        546,471
  Net (increase) in loans.........................................      (670,211)      (182,042)
  Proceeds from sales of loans....................................        79,625             --
  Net (increase) in properties and equipment......................       (44,317)       (18,348)
                                                                      ----------     ----------
          Net Cash Provided (Used) by Lending and Investing
             Activities...........................................      (312,589)     1,363,856
DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in Federal funds borrowed and security
     repurchase agreements........................................       467,550     (1,454,160)
  Net increase (decrease) in borrowed funds.......................      (217,171)       171,900
  Net (decrease) in demand, savings, NOW, insured money market
     accounts, and deposits in overseas offices...................      (971,541)      (634,721)
  Net increase (decrease) in time deposits........................        38,208       (237,811)
  Proceeds from issuance of long-term debt, net...................       416,111        550,501
  Repayment of long-term debt.....................................       (76,327)      (200,174)
  Dividends paid, net of tax benefit of ESOP shares...............       (91,555)       (91,825)
  Issuance of common stock........................................        22,895         16,121
  Repurchase of common stock......................................      (178,901)            --
  ESOP trust repayment............................................            --          1,871
                                                                      ----------     ----------
          Net Cash (Used) by Deposit and Financing Activities.....      (590,731)    (1,878,298)
                                                                      ----------     ----------
  Net (Decrease) in Cash and Demand Balances Due From Banks.......      (468,112)      (473,577)
  Cash and Demand Balances Due From Banks, January 1..............     2,935,282      2,995,905
                                                                      ----------     ----------
  Cash and Demand Balances Due From Banks, March 31...............    $2,467,170     $2,522,328
                                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURES
  Interest paid...................................................    $  496,730     $  386,085
  Income taxes paid...............................................           982         10,149

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
                                               ========         ========         ========        ==========         =======


(Dollars in Thousands Except Per
Share Amounts)                                  Total
--------------------------------------------------------
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

3. ACQUISITIONS

     On January 17, 1997, National City Mortgage Co., a subsidiary of the Corporation, signed a definitive agreement to purchase certain assets of the mortgage loan origination business owned by Bank United, a federal savings bank and its subsidiaries doing business principally under the name Commonwealth United Mortgage. National City Mortgage Co. assumed the assets February 1, 1997. The cost of the acquisition was not material to the Corporation.

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

6. SECURITIES
     The following is a summary of securities available for sale:

                                  MARCH 31, 1997
                  ----------------------------------------------
                  AMORTIZED   UNREALIZED  UNREALIZED    MARKET
(In Thousands)       COST       GAINS       LOSSES      VALUE
----------------------------------------------------------------
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
                  ==========   ========    ========   ==========

                                   March 31, 1996
                   ----------------------------------------------
                   Amortized   Unrealized  Unrealized    Market
(In Thousands)        Cost       Gains       Losses      Value
-----------------------------------------------------------------
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


7. BORROWED FUNDS

                           MARCH 31       Dec 31       March 31
(In Thousands)               1997          1996          1996
-----------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term........... $  918,326   $1,056,499    $  340,741
Notes payable to Student
  Loan Marketing
  Association.............    300,000      300,000       600,000
Other.....................     38,105       79,648       260,961
                          ----------    ----------    ----------
  Total bank
    subsidiaries..........  1,256,431    1,436,147     1,201,702
Commercial paper..........    516,610      556,100       532,234
Other.....................      3,797        1,762           468
                          ----------    ----------    ----------
  Total parent company and
    other subsidiaries....    520,407      557,862       532,702
                          ----------    ----------    ----------
        Total............. $1,776,838   $1,994,009    $1,734,404
                          ==========    ==========    ==========

8. LONG-TERM DEBT

                              MARCH 31     Dec 31     March 31
(In Thousands)                  1997        1996        1996
---------------------------------------------------------------
Floating rate subordinated
 notes due 1997.............. $       -- $   74,998  $   74,985
Floating rate notes due
 1997........................     49,986     49,983      49,967
9 7/8% subordinated notes due
 1999........................     64,883     64,872      64,837
6.50% subordinated notes due
 2000........................     99,841     99,820      99,787
8.50% subordinated notes due
 2002........................     99,879     99,881      99,857
6 5/8% subordinated notes due
 2004........................    249,104    249,072     248,975
7.20% subordinated notes due
 2005........................    249,763    249,756     249,734
Other........................      1,774      1,794       2,557
                             ----------  ----------  ----------
  Total parent company.......    815,230    890,176     890,699
                             ----------  ----------  ----------
6.50% subordinated notes due
 2003........................    199,544    199,525     199,470
7.25% subordinated notes due
 2010........................    222,822    222,779     222,656
6.30% subordinated notes due
 2011........................    200,000    200,000     200,000
7.25% subordinated notes due
 2011........................    197,129    197,080          --
Other........................      1,847      2,103       2,135
                             ----------  ----------  ----------
  Total subsidiary
    subordinated notes.......    821,342    821,487     624,261
                             ----------  ----------  ----------
  Total long-term debt
    qualifying for Tier II
    Capital..................  1,636,572  1,711,663   1,514,960
Senior bank notes............  1,169,437    754,582     754,571
Federal Home Loan Bank
 advances....................    528,154    528,173   1,105,962
                             ----------  ----------  ----------
  Total other long-term debt
    of subsidiaries..........  1,697,591  1,282,755   1,860,533
                             ----------  ----------  ----------
        Total................ $3,334,163 $2,994,418  $3,375,493
                             ==========  ==========  ==========

     A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at March 31, 1997.

9. CAPITAL RATIOS
     The following table reflects various measures of capital:

                    MARCH 31           December 31          March 31
                      1997                1996                1996
(Dollars in      ---------------     ---------------     ---------------
 Millions)        AMOUNT   RATIO      Amount   Ratio      Amount   Ratio
------------------------------------------------------------------------
Total
 equity(1)...... $4,344.4   8.62%    $4,432.1   8.71%    $4,094.3   8.39%
Tangible
 equity(2)......  3,829.1   7.68      3,932.7   7.81      3,569.2   7.40
Tier 1
 capital(3).....  3,867.9   9.70      3,976.5   9.84      3,649.4   9.80
Total risk-based
 capital(4).....  5,875.7  14.74      5,980.6  14.79      5,473.7  14.70
Leverage(5).....  3,867.9   7.86      3,976.5   8.16      3,649.4   7.48
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

(5) Tier 1 capital; computed as a ratio to average total assets less certain intangibles.
----------------------------------------------------------------

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

                           MARCH 31   December 31  March 31
(Dollars in Millions)        1997        1996        1996
-----------------------------------------------------------
Goodwill..................  $ 319.6     $ 307.8     $320.0
Core deposit
  intangibles.............     15.8        17.7       24.6
Other intangibles.........      1.5         1.6        2.1
Purchased credit cards....     25.4        31.1       47.1
Mortgage servicing
  rights..................    153.1       141.2      131.3
-----------------------------------------------------------

10. STOCKHOLDERS' EQUITY

                          MARCH 31      Dec 31      March 31
(Outstanding Shares)        1997         1996         1996
--------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......          --           --      697,800
Common Stock, $4.00 par
  value, authorized
  350,000,000 shares.... 220,595,443  223,198,494  212,633,248

     On March 5, 1996, the Corporation called for redemption its 8% Cumulative Convertible Preferred Stock, effective May 1, 1996. During the second quarter of 1996, all outstanding depositary shares of the 8% Cumulative Convertible Preferred Stock converted into common stock.

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

                     FIRST QUARTER OF
                                PRO-
                                FORMA
                              EXCLUDING
                           1996  PRIVATE
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

TABLE 1: UNIT PROFITABILITY

                                        THREE MONTHS ENDED       Three months ended
                                          MARCH 31, 1997           March 31, 1996
                                       --------------------     --------------------
                                        NET       RETURN ON      Net       Return on
       (Dollars in Millions)           INCOME      EQUITY       Income      Equity
----------------------------------------------------------------------------------
Corporate banking..................    $50.0        23.73%      $46.9        22.23%
Retail banking.....................    112.9        24.02       122.0        26.14
Fee-based businesses...............     11.9        10.14        12.2        16.32
Parent and other...................     21.3           --        (4.2)          --
                                       ------                   ------
    Consolidated total.............    $196.1       17.71%      $176.9       17.82%
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

NET INTEREST INCOME

     On a tax-equivalent basis, net interest income was $477.4 million in the first quarter of 1997, down $3.4 million from $480.8 million in the first quarter of 1996. National City's net interest margin was 4.26%, down 9 basis points from the comparable period in 1996. Although average total loans were up 4.4%, the lower net interest income and the resulting contraction of the margin was due to the sale of Private Label, overall tighter spreads on loans, and the use of higher cost funding to support earning asset growth.
     National City's net interest income is affected by the use of off-balance sheet derivative financial instruments. In the first quarter of 1997, net interest income included approximately $11.7 million related to the use of derivative instruments, compared to $7.4 million in 1996. For the quarters ending March 31, 1997 and March 31, 1996, the derivatives portfolio contributed approximately 10 basis points and 7 basis points, respectively, to the net interest margin.
     During the first quarter of 1997, the notional outstandings of interest rate swap agreements decreased by $1.1 billion to $9.9 billion. Swaps totaling $635 million were added to manage the Corporation's interest rate risk position by synthetically converting fixed rate debt to variable rate; $82 million of swaps were added to hedge loans; $83 million of swaps were added to hedge new securities; $58 million of swaps were added to hedge the market value of mortgage servicing rights; and $61 million of swap agreements were added to facilitate interest rate risk management at third

                                                                      [table 2:]

                                                                      [table 3:]

parties. A total of $2.0 billion of swaps matured or were terminated during the quarter. The Corporation purchased interest rate caps totaling $565 million in notional amount to hedge variable rate funding costs and mortgage servicing rights during the quarter. The net unrealized losses in the derivative portfolio were $95.4 million at March 31, 1997, compared to gains of $13.7 million at December 31, 1996.
     Management attempts to prevent adverse swings in current and future net interest income and capital resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, income simulation and net present value analyses.
     At March 31, 1997, the Corporation's interest-rate risk position remained modestly liability sensitive. The earnings simulation model projects that net income will decrease by 1.1% if market rates rise gradually by two percentage points over the next year, relative to a stable-rate scenario. In an environment where market rates fall gradually by two percentage points over the next year, the model estimates an increase in net income of 1.0%, relative to a stable-rate scenario. At the end of December 1996, the corresponding changes were (1.2)% of net income in the rising-rate environment and 1.1% in the falling-rate environment. The cumulative one-year gap was (11.4%) of adjusted earning assets at March 31, 1997. The Corporation's net present value model indicates that a two percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cashflows by an amount equal to 1.7% of total assets at the end of the quarter.

TABLE 1: UNIT PROFITABILITY

                                        THREE MONTHS ENDED       Three months ended
                                          MARCH 31, 1997           March 31, 1996
                                       --------------------     --------------------
                                        NET       RETURN ON      Net       Return on
       (Dollars in Millions)           INCOME      EQUITY       Income      Equity
----------------------------------------------------------------------------------
Corporate banking..................    $50.0        23.73%      $46.9        22.23%
Retail banking.....................    112.9        24.02       122.0        26.14
Fee-based businesses...............     11.9        10.14        12.2        16.32
Parent and other...................     21.3           --        (4.2)          --
                                       ------                   ------
    Consolidated total.............    $196.1       17.71%      $176.9       17.82%
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

TABLE 3: FULL-TIME EQUIVALENT STAFFING AND OVERHEAD
PERFORMANCE MEASURES

                                          MARCH 31, 1997                             March 31, 1996
                              --------------------------------------     --------------------------------------
                              FULL-TIME                                  Full-Time
                              EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                                STAFF         RATIO         RATIO          Staff         Ratio         Ratio
----------------------------------------------------------------------------------
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
                                  ======                                     ======

      TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
AVERAGE LOANS

                                                                    First Quarter
                                                                  1997         1996
      ----------------------------------------------------------------------------
      Commercial................................................. .04%         .18%
      Real estate -- construction................................ .05          (.18)
      Real estate -- commercial.................................. (.06)        (.04)
      Real estate -- residential................................. .09          .02
      Consumer................................................... .74          .57
      Credit card................................................ 4.25         3.64
      Home equity................................................ .11          .15
      Total net charge-offs to average loans..................... .36%         .36%

      TABLE 5: NONPERFORMING ASSETS

                                             MARCH 31     December 31     March 31
                  (In Millions)                1997           1996          1996
      ----------------------------------------------------------------------------
      Commercial:
        Nonaccrual..........................  $  94.8        $ 82.7        $ 109.7
        Restructured........................       --            --             --
                                               ------        ------         ------
          Total commercial..................     94.8          82.7          109.7
      Real estate related:
        Nonaccrual..........................     50.6          57.2           75.2
        Restructured........................      3.1           3.2            6.3
                                               ------        ------         ------
          Total real estate related.........     53.7          60.4           81.5
                                               ------        ------         ------
          Total nonperforming loans.........    148.5         143.1          191.2
      Other real estate owned (OREO)........     24.3          24.5           24.1
                                               ------        ------         ------
      Nonperforming assets..................  $ 172.8        $167.6        $ 215.3
                                               ======        ======         ======
      Loans 90 days past-due accruing
        interest............................  $ 106.1        $107.1        $  69.2
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

NONINTEREST EXPENSE

     Noninterest expense was $451.3 million for the quarterended March 31, 1997, down 1.4% from $457.8 million for the same period a year ago. The decrease was primarily due to lower third party services and reduced general administrative expenses.
     As Table 3 indicates, National City's staff level on a full-time equivalent basis was 26,291 at
March 31, 1997, up from 25,905 at March 31,1996. The increase was due to business growth and acquisitions primarily within the fee-based businesses.
     The efficiency ratio, defined as noninterest expense as a percentage of fee income plus tax-equivalent net interest income, was 58.89% for the first quarter of 1997, an improvement from 61.71% a year ago.
     The overhead ratio, defined as noninterest expense less fee income as a percentage of tax-equivalent net interest income, was 34.00% for the first quarter of 1997, an improvement from 40.92% a year ago.
     For the quarter ended March 31, 1997, restructuring and merger-related charges included a one-time charge of $6.3 million relating to organizational restructuring at National City's item processing subsidiary, National Processing, Inc. For the same time last year, restructuring and merger-related charges of $3.4 million were recorded in connection with the Integra Financial Corporation merger which closed on May 3, 1996.

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

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

(Dollars In Millions)                                                 Daily Average Balance
----------------------------------------------------------------------------------------------------------
                                                        1997                        1996
                                                       -------    ----------------------------------------
                                                        FIRST     Fourth      Third     Second      First
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $16,048    $15,769    $15,544    $15,723    $15,480
    Residential real estate.........................     7,486      7,503      7,473      7,477      7,491
    Consumer........................................     9,295      9,161      8,913      8,590      8,288
    Credit card.....................................     1,196      1,418      1,527      1,487      1,493
    Home equity.....................................     1,809      1,753      1,667      1,594      1,560
                                                       -------    -------    -------    -------    -------
      Total loans...................................    35,834     35,604     35,124     34,871     34,312
  Securities:
    Taxable.........................................     8,225      7,991      8,045      8,414      8,851
    Tax-exempt......................................       309        331        344        381        412
                                                       -------    -------    -------    -------    -------
      Total securities..............................     8,534      8,322      8,389      8,795      9,263
  Federal funds sold................................        73         82        110        184        165
  Security resale agreements........................       293        263        256        309        315
  Other short-term money market investments.........       210        214         73        114        148
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    44,944     44,485     43,952     44,273     44,203
Market value appreciation of securities available
  for sale..........................................       222        201         49        114        298
Allowance for loan losses...........................      (712)      (711)      (709)      (705)      (706)
Cash and demand balances due from banks.............     2,360      2,468      2,341      2,447      2,482
Properties and equipment............................       637        599        592        589        588
Customers' acceptance liability.....................        81         65         68         59         66
Accrued income and other assets.....................     2,012      1,939      1,991      2,000      1,899
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $49,544    $49,046    $48,284    $48,777    $48,830
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................   $ 9,055    $ 8,973    $ 9,004    $ 9,171    $ 8,976
  Savings accounts..................................     3,894      3,982      4,135      4,180      4,174
  Time deposits of individuals......................    13,787     14,038     13,875     13,725     13,780
  Other time deposits...............................       771        671        597        624        701
  Deposits in overseas offices......................       931        946        994        720        792
  Federal funds borrowed............................     1,426      1,089        983        959      1,016
  Security repurchase agreements....................     3,212      2,807      2,809      2,926      3,105
  Borrowed funds....................................     1,627      1,441      1,307      1,733      1,709
  Long-term debt....................................     3,072      2,950      3,065      3,325      3,293
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    37,775     36,897     36,769     37,363     37,546
  Noninterest bearing deposits......................     6,355      6,635      6,347      6,373      6,238
  Acceptances outstanding...........................        81         65         68         59         66
  Accrued expenses and other liabilities............       842      1,113        887        884        889
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    45,053     44,710     44,071     44,679     44,739
      Stockholders' equity..........................     4,491      4,336      4,213      4,098      4,091
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $49,544    $49,046    $48,284    $48,777    $48,830
                                                       =======    =======    =======    =======    =======
      Net interest income.................................................................................
      Interest spread.....................................................................................
      Contribution of noninterest bearing sources of funds................................................
      Net interest margin.................................................................................

                      Quarterly Interest                                        Average Annualized Rate
    -------------------------------------------------------     -------------------------------------------------------
     1997                          1996                          1997                          1996
    -------     -------------------------------------------     -------     -------------------------------------------
     FIRST      Fourth       Third      Second       First       FIRST      Fourth       Third      Second       First
    QUARTER     Quarter     Quarter     Quarter     Quarter     QUARTER     Quarter     Quarter     Quarter     Quarter
    -------     -------     -------     -------     -------     -------     -------     -------     -------     -------
    $334.8      $338.6      $337.0      $340.0      $332.8        8.43%       8.56%       8.64%       8.68%       8.64%
     144.4       144.1       144.7       147.4       146.0        7.72        7.68        7.74        7.88        7.79
     199.3       201.5       194.4       186.5       181.7        8.70        8.75        8.68        8.73        8.82
      38.6        51.9        59.0        58.1        60.1       12.90       14.64       15.47       15.64       16.09
      40.6        38.6        36.9        35.0        35.3        8.99        8.77        8.79        8.83        9.11
    -------     -------     -------     -------     -------
     757.7       774.7       772.0       767.0       755.9        8.53        8.67        8.76        8.83        8.84
     132.0       128.7       127.4       139.7       144.6        6.43        6.41        6.30        6.68        6.57
       7.1         8.3         9.8         9.4         9.6        9.19        9.98       11.33        9.92        9.37
    -------     -------     -------     -------     -------
     139.1       137.0       137.2       149.1       154.2        6.53        6.57        6.54        6.67        6.67
       1.0         1.1         1.6         2.4         2.3        5.46        5.58        5.67        5.37        5.49
       3.9         3.5         3.4         4.1         4.4        5.43        5.36        5.26        5.31        5.63
       2.9         2.8         1.1         1.7          .8        5.68        5.20        5.76        5.98        2.17
    -------     -------     -------     -------     -------
    $904.6      $919.1      $915.3      $924.3      $917.6        8.11%       8.24%       8.31%       8.35%       8.33%







    $ 64.0      $ 64.2      $ 63.6      $ 62.7      $ 62.1        2.87%       2.85%       2.81%       2.75%       2.78%
      24.5        25.7        26.8        27.2        27.7        2.55        2.58        2.58        2.62        2.67
     190.3       197.6       195.3       191.2       195.8        5.60        5.61        5.60        5.59        5.72
       9.2         8.2         6.7         7.7         9.0        4.79        4.86        4.48        4.95        5.14
      11.7        12.2        13.2         8.9        10.3        5.08        5.15        5.26        4.98        5.21
      19.9        17.1        15.8        15.6        17.4        5.66        6.24        6.39        6.54        6.88
      38.2        36.0        34.6        37.1        40.0        4.83        5.10        4.90        5.10        5.18
      21.6        17.9        16.7        28.2        23.0        5.39        4.94        5.08        6.55        5.41
      47.8        47.0        47.8        51.0        51.5        6.32        6.34        6.20        6.17        6.29
    -------     -------     -------     -------     -------
    $427.2      $425.9      $420.5      $429.6      $436.8        4.59%       4.59%       4.55%       4.62%       4.68%






    $477.4      $493.2      $494.8      $494.7      $480.8
    =======     =======     =======     =======     =======
    .......................................................       3.52%       3.65%       3.76%       3.73%       3.65%
    .......................................................        .74         .78         .74         .72         .70
                                                                -------     -------     -------     -------     -------
    .......................................................       4.26%       4.43%       4.50%       4.45%       4.35%
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

DIVIDEND REINVESTMENT AND STOCK
PURCHASE PLAN
     Participating common stockholders receive a three percent discount from market price when reinvesting their National City dividends in additional shares. Participants may also make optional cash purchases of common stock at a three percent discount from market price and pay no brokerage commissions. To obtain our Plan prospectus and authorization card, call 1-800-622-6757

INTERNET ADDRESS

     www.national-city.com

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

                               National City Logo

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

National City Logo
                                                             Bulk Rate
National City Center                                        U.S. Postage
1900 East Ninth Street                                          PAID
Cleveland, Ohio 44114-3484                                  National City
                                                             Corporation