Form 10-Q
period 1997-06-30
NATIONAL CITY CORP
filed 1997-08-13
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.D. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

Commission file number 1-10074

                           NATIONAL CITY CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE

                        (State or other jurisdiction of
                         incorporation or organization)
                                   34-1111088

                                (I.R.S. Employer
                              Identification No.)

                             1900 EAST NINTH STREET
                             CLEVELAND, OHIO 44114
                    (Address of principal executive office)

                                  216-575-2000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES X      NO  _

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of July 25, 1997.

                  Common stock, $4.00 Par Value -- 215,199,332

                             [NATIONAL CITY LOGO]

                          QUARTER ENDED JUNE 30, 1997

                                FINANCIAL REPORT
                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights.............................................................................     3
Financial Statements (Item 1):
    Consolidated Statements of Income............................................................     4
    Consolidated Balance Sheets..................................................................     5
    Consolidated Statements of Cash Flows........................................................     6
    Consolidated Statements of Changes in Stockholders' Equity...................................     7
    Notes to Consolidated Financial Statements...................................................     7
Management's Discussion and Analysis (Item 2)....................................................    11
Consolidated Average Balance Sheets..............................................................    15
Daily Average Balances/Net Interest Income/Rates.................................................    16

PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
    Refer to Reports on Form 8-K below and Note 9 on page 10.
Submission of Matters to a Vote of Security Holders (Item 4)
  On April 14, 1997, at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:
  1. Elected as directors all nominees designated in the proxy statement of March 3, 1997, as follows:

                                                                        NUMBER OF VOTES
                                                                  ----------------------------
                                                                      FOR           WITHHELD
                                                                  ------------     -----------
           Sandra H. Austin....................................    194,649,087       1,635,020
           Charles H. Bowman...................................    194,760,760       1,523,347
           Edward B. Brandon...................................    194,910,098       1,374,009
           John G. Breen.......................................    195,025,717       1,258,390
           James S. Broadhurst.................................    194,980,938       1,303,169
           Duane E. Collins....................................    194,849,465       1,434,642
           David A. Daberko....................................    195,021,701       1,262,406
           Daniel E. Evans.....................................    194,898,792       1,385,314
           Otto N. Frenzell III................................    194,890,728       1,393,379
           Bernadine P. Healy..................................    194,772,214       1,511,892
           Joseph H. Lemieux...................................    194,826,476       1,457,631
           W. Bruce Lunsford...................................    195,068,890       1,215,217
           Robert A. Paul......................................    195,075,777       1,208,330
           William R. Robertson................................    194,940,010       1,344,097
           W. F. Roemer........................................    194,840,572       1,443,535
           Michael A. Schuler..................................    194,868,423       1,415,684
           Stephen A. Stitle...................................    195,014,865       1,269,242
           Morry Weiss.........................................    185,775,211      10,508,896

  2. Approved the adoption of the National City Corporation 1997 Stock Option Plan: 157,167,527
     votes cast for, 18,974,771 votes cast against, 2,178,231 votes withheld;
  3. Approved the adoption of the 1997 Restricted Stock Plan: 153,574,661 votes cast for,
     21,802,226 votes cast against, 3,483,642 votes withheld;
  4. Approved the proposal to increase the total number of shares of National City Corporation's authorized capital stock from 355,000,000 to 705,000,000: 176,974,655 votes cast for,
     17,420,374 votes cast against, 1,889,078 votes withheld;
  5. Approved the selection of Ernst & Young LLP, independent accountants, as auditors for the year 1997: 194,546,636 votes cast for, 540,294 votes cast against, 1,197,177 votes withheld.

Exhibits and Reports on Form 8-K (Item 6)
    Exhibit 27:
    Financial Data Schedule
    Reports on Form 8-K..........................................................................    19
Signature........................................................................................    19

FINANCIAL HIGHLIGHTS

                                    Three Months Ended                       Six Months Ended
                                         June 30                                 June 30
------------------------------------------------------------------------------------------------------------
                                                              Percent                                 Percent
                                   1997           1996        Change       1997           1996        Change
EARNINGS (IN THOUSANDS):
-----------------------------
Net interest income -- fully
  taxable equivalent.........      $494,402       $494,684       --%       $971,781       $975,501       --%
Provision for loan losses....        36,164         37,353       (3)         72,045         69,392        4
Fees and other income........       309,398        273,235       13         598,408        534,267       12
Securities gains.............        31,189         68,617      (55)         47,153         81,352      (42)
Noninterest expense..........       506,408        531,327       (5)        957,746        989,108       (3)
Net income...................       198,276        182,832        9         394,418        359,696       10
Net income applicable to
  common stock...............       198,276        182,293        9         394,418        355,668       11

PERFORMANCE RATIOS:
---------------------------
Net interest margin..........          4.31%          4.45%                    4.28%          4.41%
Return on average assets.....          1.58           1.51                     1.59           1.48
Return on average common
  equity.....................         18.80          18.12                    18.25          17.97
Return on average total
  equity.....................         18.80          17.94                    18.25          17.66

PER SHARE MEASURES:
---------------------------
Fully diluted net income per
  common share...............          $.90           $.81       11%         $ 1.77         $ 1.60       11%
Dividends paid per common
  share......................           .41            .36       14             .82            .72       14
Book value per common share..                                                 19.79          18.60        6
Market value per common share
  (close)....................                                                 52.50          35.13       49
Average shares -- fully
  diluted....................   220,033,779    225,104,350       (2)    223,294,675    224,628,843       (1)

AVERAGE BALANCES
-----------------------
  (IN MILLIONS):
  ---------------
Assets.......................       $50,352        $48,777        3%        $49,942        $48,801        2%
Loans........................        36,723         34,871        5          36,277         34,592        5
Securities...................         8,614          8,795       (2)          8,574          9,029       (5)
Earning assets...............        45,890         44,273        4          45,409         44,242        3
Deposits.....................        35,229         34,793        1          35,006         34,724        1
Common stockholders' equity..         4,228          4,047        4           4,359          3,980       10
Stockholders' equity.........         4,228          4,098        3           4,359          4,095        6

AT PERIOD END:
------------------
Equity to assets ratio.......                                                  8.17%          8.44%
Tier 1 capital ratio.........                                                  9.01          10.13
Total risk-based capital
  ratio......................                                                 13.85          15.00
Leverage ratio...............                                                  7.56           7.85
Common shares outstanding....                                           214,859,868    221,533,760       (3)
Full-time equivalent
  employees..................                                                26,383         26,312       --

ASSET QUALITY:
------------------
Net charge-offs to loans
  (annualized)...............           .36%           .40%                     .36%           .38%
Loan loss reserve to loans...                                                  1.90           2.02
Nonperforming assets to loans
  & OREO.....................                                                   .42            .54

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended       Six Months Ended
(Dollars In Thousands Except Per Share Amounts)          June 30                 June 30
------------------------------------------------------------------------------------------------
                                                     1997       1996        1997         1996
INTEREST INCOME
  Loans............................................ $793,437  $765,155   $1,549,223   $1,517,954
  Securities:
     Taxable.......................................  126,193   129,443      249,931      263,190
     Exempt from Federal income taxes..............   15,229    17,152       28,150       34,680
  Federal funds sold and security resale
     agreements....................................    4,839     6,521        9,763       13,182
  Other short-term investments.....................    3,204     1,150        6,125        2,388
                                                    --------  --------   ----------   ----------
       Total interest income.......................  942,902   919,421    1,843,192    1,831,394
INTEREST EXPENSE
  Deposits.........................................  310,823   297,596      610,475      602,094
  Federal funds borrowed and security repurchase
     agreements....................................   48,284    52,683      106,427      110,093
  Borrowed funds...................................   34,398    28,447       56,021       51,787
  Long-term debt...................................   59,474    50,837      107,300      102,340
                                                    --------  --------   ----------   ----------
       Total interest expense......................  452,979   429,563      880,223      866,314
                                                    --------  --------   ----------   ----------
NET INTEREST INCOME................................  489,923   489,858      962,969      965,080
PROVISION FOR LOAN LOSSES..........................   36,164    37,353       72,045       69,392
                                                    --------  --------   ----------   ----------
       Net interest income after provision
          for loan losses..........................  453,759   452,505      890,924      895,688
NONINTEREST INCOME
  Item processing revenue..........................   91,402    88,719      176,893      169,025
  Service charges on deposit accounts..............   54,848    52,677      108,173      104,035
  Trust fees.......................................   48,844    44,157       95,662       87,558
  Card-related fees................................   33,084    32,011       65,205       60,692
  Mortgage banking revenue.........................   29,756    18,103       50,274       37,589
  Other............................................   51,464    37,568      102,201       75,368
                                                    --------  --------   ----------   ----------
       Total fees and other income.................  309,398   273,235      598,408      534,267
  Securities gains.................................   31,189    68,617       47,153       81,352
                                                    --------  --------   ----------   ----------
       Total noninterest income....................  340,587   341,852      645,561      615,619
NONINTEREST EXPENSE
  Salaries and employee benefits...................  242,333   229,535      473,446      451,968
  Equipment........................................   35,437    33,067       70,417       65,747
  Net occupancy....................................   33,591    30,073       66,419       63,391
  Assessments and taxes............................   12,305    11,443       24,425       23,422
  Merger and restructuring.........................   33,300    71,339       39,640       74,745
  Other............................................  149,442   155,870      283,399      309,835
                                                    --------  --------   ----------   ----------
       Total noninterest expense...................  506,408   531,327      957,746      989,108
                                                    --------  --------   ----------   ----------
Income before income taxes.........................  287,938   263,030      578,739      522,199
Income tax expense.................................   89,662    80,198      184,321      162,503
                                                    --------  --------   ----------   ----------
NET INCOME......................................... $198,276  $182,832   $  394,418   $  359,696
                                                    =======-  ========   ==========   ==========
NET INCOME APPLICABLE TO COMMON STOCK.............. $198,276  $182,293   $  394,418   $  355,668
                                                    =======-  ========   ==========   ==========
NET INCOME PER COMMON SHARE
  Primary..........................................     $.90      $.82        $1.77        $1.62
  Fully Diluted....................................      .90       .81         1.77         1.60
AVERAGE COMMON SHARES OUTSTANDING
  Primary..........................................  219,947   222,734      223,217      219,140
  Fully Diluted....................................  220,034   225,104      223,295      224,629

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                         JUNE 30       December 31       June 30
                                                          1997            1996            1996
ASSETS
  Loans:
     Commercial....................................    $12,534,787    $11,217,815      $11,211,300
     Real estate construction......................        747,673        774,991          657,475
     Lease financing...............................        517,918        515,576          384,726
     Commercial real estate........................      3,054,018      3,440,696        3,483,329
     Residential real estate.......................      7,248,212      7,288,677        7,237,002
     Mortgage loans held for sale..................        653,566        334,742          259,444
     Consumer......................................      9,487,659      9,251,982        8,758,564
     Credit card...................................      1,134,172      1,222,129        1,506,123
     Home equity...................................      1,912,239      1,783,460        1,624,924
                                                       -----------    ------------     -----------
          Total loans..............................     37,290,244     35,830,068       35,122,887
          Allowance for loan losses................        707,476        705,893          709,055
                                                       -----------    ------------     -----------
          Net loans................................     36,582,768     35,124,175       34,413,832
  Securities available for sale, at market.........      8,864,910      8,997,322        8,561,475
  Federal funds sold and security resale
     agreements....................................        964,419        493,733          473,426
  Trading account assets...........................         27,916        102,493           21,641
  Other short-term money market investments........        159,633        281,563           22,276
  Cash and demand balances due from banks..........      2,681,590      2,935,282        2,612,981
  Properties and equipment.........................        624,616        616,426          587,905
  Customers' acceptance liability..................         60,713         66,767           73,537
  Accrued income and other assets..................      2,060,544      2,238,074        2,038,696
                                                       -----------    ------------     -----------
          TOTAL ASSETS.............................    $52,027,109    $50,855,835      $48,805,769
                                                       ===========    ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............    $ 7,316,562     $7,436,403      $ 6,332,820
  NOW and money market accounts....................      8,978,986      9,162,353        9,054,050
  Savings accounts.................................      3,794,072      3,896,234        4,239,508
  Time deposits of individuals.....................     13,971,437     13,896,667       13,718,731
  Other time deposits..............................        935,665        721,647          598,810
  Deposits in overseas offices.....................        577,486        886,443          752,369
                                                       -----------    ------------     -----------
          Total deposits...........................     35,574,208     35,999,747       34,696,288
  Federal funds borrowed and security repurchase
     agreements....................................      3,242,751      4,276,722        3,848,306
  Borrowed funds...................................      3,417,083      1,994,009        1,966,384
  Long-term debt...................................      4,447,637      2,994,418        3,176,388
  Acceptances outstanding..........................         60,713         66,767           73,537
  Accrued expenses and other liabilities...........      1,033,470      1,092,109          923,569
                                                       -----------    ------------     -----------
          TOTAL LIABILITIES........................     47,775,862     46,423,772       44,684,472
Stockholders' Equity:
  Preferred stock..................................             --             --               --
  Common stock.....................................      4,251,247      4,432,063        4,121,297
                                                       -----------    ------------     -----------
          TOTAL STOCKHOLDERS' EQUITY...............      4,251,247      4,432,063        4,121,297
                                                       -----------    ------------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................    $52,027,109    $50,855,835      $48,805,769
                                                       ===========    ============     ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in Thousands)                                               Six Months Ended June 30
------------------------------------------------------------------------------------------------
                                                                        1997            1996

OPERATING ACTIVITIES
  Net income.....................................................    $   394,418     $   359,696
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses.................................         72,045          69,392
       Depreciation and amortization.............................         47,555          46,246
       Amortization of intangibles and servicing rights..........         28,455          32,287
       Amortization of securities discount and premium...........           (183)            829
       Securities gains..........................................        (47,153)        (81,352)
       Net decrease in trading account securities................         74,577           2,074
       Other gains, net..........................................         (5,539)         (6,164)
       Originations and purchases of mortgage loans held for
          sale...................................................     (1,162,470)     (1,192,277)
       Proceeds from sales of mortgage loans held for sale.......      1,026,543       1,251,363
       (Increase) decrease in interest receivable................          5,974         (63,555)
       Increase (decrease)in interest payable....................        (33,467)         37,655
       Net change in other assets/liabilities....................         98,790         (44,253)
                                                                     -----------     -----------
          Net Cash Provided by Operating Activities..............        499,545         411,891
LENDING AND INVESTING ACTIVITIES
  Net (increase) decrease in short-term investments..............       (348,756)        344,855
  Purchases of securities........................................     (1,808,395)     (1,405,546)
  Proceeds from sales of securities..............................      1,588,462       2,357,181
  Proceeds from maturities and prepayments of securities.........        467,868         633,528
  Net (increase) in loans........................................     (1,474,336)       (782,330)
  Net (increase) in properties and equipment.....................        (55,744)        (41,458)
  Proceeds from sales of loans...................................         79,625              --
                                                                     -----------     -----------
          Net Cash (Used) Provided by Lending and Investing
            Activities...........................................     (1,551,276)      1,106,230
DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) in Federal funds borrowed and security
     repurchase agreements.......................................     (1,033,971)     (1,451,260)
  Net increase in borrowed funds.................................      1,423,074         403,880
  Net (decrease) in demand, savings, NOW, money market accounts,
     and deposits in overseas offices............................       (714,327)       (566,074)
  Net increase (decrease) in time deposits.......................        288,788        (318,605)
  Proceeds from issuance of long-term debt, net..................      1,531,629         250,247
  Repayment of long-term debt....................................        (78,184)       (100,000)
  Dividends paid, net of tax benefit of ESOP shares..............       (181,588)       (148,142)
  Issuances of common stock......................................         39,840          26,687
  Repurchase of common stock.....................................       (477,222)             --
  ESOP trust repayment...........................................             --           2,222
                                                                     -----------     -----------
          Net Cash Provided (Used) by Deposit and Financing
            Activities...........................................        798,039      (1,901,045)
                                                                     -----------     -----------
  Net (Decrease) in Cash and Demand Balances Due From Banks......       (253,692)       (382,924)
  Cash and Demand Balances Due From Banks, January 1.............      2,935,282       2,995,905
                                                                     -----------     -----------
  Cash and Demand Balances Due From Banks, June 30...............    $ 2,681,590     $ 2,612,981
                                                                     ===========     ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid..................................................    $   913,690     $   911,951
  Income taxes paid..............................................         86,050         162,994

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Unallocated
                                                                                                                    Shares
(Dollars in Thousands Except Per              Preferred          Common          Capital          Retained         Held by
Share Amounts)                                  Stock            Stock           Surplus          Earnings        ESOP Trust
------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1996....................    $185,400         $846,284         $399,813        $2,635,090        $ (2,741)
  Net income...............................                                                         359,696
  Common dividends declared of National
    City, $.72 per share...................                                                        (105,780)
  Common dividends of Integra prior to
    merger.................................                                                         (36,009)
  Preferred dividends paid, $2.00 per
    depositary share.......................                                                          (6,458)
  Issuance of 1,123,023 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        4,493           22,194
  Conversion of 3,708,000 depositary shares
    of preferred stock to 8,839,650 common
    shares.................................    (185,400)          35,359          150,041
  Shares distributed by ESOP trust and tax
    benefit on dividends...................                                                             105           2,222
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                                        (183,012)
                                               --------         --------         --------        ----------         -------
Balance June 30, 1996......................    $     --         $886,136         $572,048        $2,663,632        $   (519)
                                               ========         ========         ========        ==========         =======
Balance January 1, 1997....................    $     --         $892,794         $622,543        $2,916,726        $     --
  Net income...............................                                                         394,418
  Common dividends declared, $.835 per
    share..................................                                                        (181,448)
  Issuance of 1,661,374 common shares under
    corporate stock and dividend
    reinvestment plans.....................                        6,647           33,193
  Purchase of 10,000,000 common shares.....                      (40,000)         (22,736)         (414,486)
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................                                                          43,596
                                               --------         --------         --------        ----------         -------
Balance June 30, 1997......................    $     --         $859,441         $633,000        $2,758,806        $     --
                                               ========         ========         ========        ==========         =======


     (Dollars in Thousands Except Per
              Share Amounts)                    Total
--------------------------------------------------------
Balance January 1, 1996....................   $4,063,846
  Net income...............................      359,696
  Common dividends declared of National
    City, $.72 per share...................     (105,780)
  Common dividends of Integra prior to
    merger.................................      (36,009)
  Preferred dividends paid, $2.00 per
    depositary share.......................       (6,458)
  Issuance of 1,123,023 common shares under
    corporate stock and dividend
    reinvestment plans.....................       26,687
  Conversion of 3,708,000 depositary shares
    of preferred stock to 8,839,650 common
    shares.................................            0
  Shares distributed by ESOP trust and tax
    benefit on dividends...................        2,327
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................     (183,012)
                                              ----------
Balance June 30, 1996......................   $4,121,297
                                              ==========
Balance January 1, 1997....................   $4,432,063
  Net income...............................      394,418
  Common dividends declared, $.835 per
    share..................................     (181,448)
  Issuance of 1,661,374 common shares under
    corporate stock and dividend
    reinvestment plans.....................       39,840
  Purchase of 10,000,000 common shares.....     (477,222)
  Change in unrealized market value
    adjustment on securities available for
    sale, net of tax.......................       43,596
                                              ----------
Balance June 30, 1997......................   $4,251,247
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

    REPORTING COMPREHENSIVE INCOME: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this statement are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on financial position or results of operations.

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997, however, it is not required to be applied for interim reporting in the initial year of application. The Corporation is currently evaluating the impact of this statement on the disclosures included in its annual and interim period financial statements.

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

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

                                           Six Months Ended
                                                June 30
                                          -------------------
 (In Thousands)                             1997       1996
-------------------------------------------------------------
Balance at beginning of year............. $705,893   $705,846
Provision................................   72,045     69,392
Reserves acquired (sold).................   (4,906)      (546)
Charge-offs:
  Commercial.............................   23,470     32,107
  Real estate -- construction............      211         56
  Real estate -- commercial..............    2,001        696
  Real estate -- residential.............    2,958      2,006
  Consumer...............................   54,953     38,253
  Credit card............................   29,299     32,023
  Home equity............................    1,265      1,350
                                          --------   --------
  Total charge-offs......................  114,157    106,491
Recoveries:
  Commercial.............................   11,272     13,781
  Real estate -- construction............    1,301        852
  Real estate -- commercial..............    2,544      1,828
  Real estate -- residential.............      721        210
  Consumer...............................   25,464     17,195
  Credit card............................    6,744      6,502
  Home equity............................      555        486
                                          --------   --------
  Total recoveries.......................   48,601     40,854
                                          --------   --------
Net charge-offs..........................   65,556     65,637
                                          --------   --------
Balance at end of period................. $707,476   $709,055
                                          ========   ========

    The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective and it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.
    Table 5 on page 13 provides detail regarding nonperforming loans. At June 30, 1997 and December 31, 1996, loans that were considered to be impaired under SFAS No. 114 totaled $8.0 million and $13.9 million, respectively. All impaired loans are included in nonperforming assets. The related allowance allocated to these loans was $4.8 million and $9.6 million, respectively. The contractual interest due and actual interest recorded on nonperforming assets, for the six months ended June 30, 1997, was $10.0 million and $3.0 million, respectively.

5. SECURITIES

    The following is a summary of securities available for sale:

                                  JUNE 30, 1997
                 ------------------------------------------------
                 AMORTIZED   UNREALIZED  UNREALIZED      MARKET
(In Thousands)      COST       GAINS       LOSSES        VALUE
-----------------------------------------------------------------
U.S. Treasury
  and Federal
  agency
  debentures.... $1,692,516   $  1,777    $(26,848)    $1,667,445
Mortgage-backed
  securities....  4,675,740     39,223     (29,308)     4,685,655
Asset-backed and
  corporate debt
  securities....  1,298,558      5,738      (2,213)     1,302,083
States and
  political
 subdivisions...    288,849     12,135        (624)       300,360
Other...........    613,448    299,071      (3,152)       909,367
                 ----------   --------    --------     ----------
  Total
   securities... $8,569,111   $357,944    $(62,145)    $8,864,910
                 ==========   ========    ========     ==========

                                  JUNE 30, 1996
                 ------------------------------------------------
                 AMORTIZED   UNREALIZED  UNREALIZED      MARKET
(In Thousands)      COST       GAINS       LOSSES        VALUE
-----------------------------------------------------------------
U.S. Treasury
  and Federal
  agency
  debentures.... $2,106,271   $  4,788   $ (48,627)    $2,062,432
Mortgage-backed
  securities....  4,437,928     13,578     (88,164)     4,363,342
Asset-backed and
  corporate debt
  securities....    831,035      3,070     (12,725)       821,380
States and
  political
 subdivisions...    355,861     15,370      (3,537)       367,694
Other...........    809,440    141,893      (4,706)       946,627
                 ----------   --------   ---------     ----------
  Total
   securities... $8,540,535   $178,699   $(157,759)    $8,561,475
                 ==========   ========   =========     ==========

    For the six months ended June 30, 1997 and 1996, gross gains of $51.6 million and $88.7 million, and gross losses of $4.4 million and $7.3 million were realized, respectively.
    At June 30, 1997, the unrealized appreciation in securities available for sale included in retained earnings totaled $191.3 million, net of tax, compared to unrealized appreciation of $13.6 million, net of tax, at June 30, 1996. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to earnings.
    As of June 30, 1997, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

6. BORROWED FUNDS

                           JUNE 30       Dec. 31       June 30
(In Thousands)               1997          1996          1996
----------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term........... $2,417,180   $1,056,499    $1,149,683
Notes payable to Student
  Loan Marketing
  Association.............    300,000      300,000       300,000
Other.....................     56,494       79,648        62,930
                           ----------   ----------    ----------
  Total bank
    subsidiaries..........  2,773,674    1,436,147     1,512,613
Commercial paper..........    643,026      556,100       453,728
Other.....................        383        1,762            43
                           ----------   ----------    ----------
  Total parent company and
    other subsidiaries....    643,409      557,862       453,771
                           ----------   ----------    ----------
        Total............. $3,417,083   $1,994,009    $1,966,384
                           ==========   ==========    ==========

7. LONG-TERM DEBT

                             JUNE 30     Dec. 31     June 30
(In Thousands)                 1997        1996        1996
--------------------------------------------------------------
Floating rate subordinated
 notes due 1997............. $       -- $   74,998  $   74,989
Floating rate notes due
 1997.......................     49,992     49,983      49,972
9 7/8% subordinated notes
 due 1999...................     64,895     64,872      64,848
6.50% subordinated notes
 due 2000...................     99,854     99,820      99,798
8.50% subordinated notes
 due 2002...................     99,884     99,881      99,865
6 5/8% subordinated notes
 due 2004...................    249,136    249,072     249,007
7.20% subordinated notes
 due 2005               ....    249,770    249,756     249,744
Other.......................      1,680      1,794       2,563
                             ---------- ----------  ----------
  Total parent company......    815,211    890,176     890,786
6.50% subordinated notes
 due 2003...................    199,563    199,525     199,488
7.25% subordinated notes
 due 2010...................    222,862    222,779     222,696
6.30% subordinated notes
 due 2011...................    200,000    200,000     200,000
7.25% subordinated notes
 due 2011...................    197,179    197,080          --
Other.......................      1,864      2,103       2,123
                             ---------- ----------  ----------
  Total subsidiary
    subordinated notes......    821,468    821,487     624,307
                             ---------- ----------  ----------
  Total long-term debt
    qualifying for Tier II
    Capital.................  1,636,679  1,711,663   1,515,093
Senior bank notes...........  1,733,077    754,582     729,595
Federal Home Loan Bank
 advances...................    577,991    528,173     931,700
Reset Asset Capital
  Securities of National
  City Capital Trust I......    499,890         --          --
                             ---------- ----------  ----------
  Total other long-term
    debt....................  2,810,958  1,282,755   1,661,295
                             ---------- ----------  ----------
    Total................... $4,447,637 $2,994,418  $3,176,388
                             ========== ==========  ==========

    In June 1997, National City Capital Trust I (the Trust), a Delaware statutory business trust of which 100% of the common equity is owned by the Corporation, issued $500 million of Reset Asset Capital Securities (Capital Securities). In connection with this issuance, the Trust invested the proceeds in 6.75% Junior Subordinated Debt Securities of the Corporation. The Junior Subordinated Debt Securities are the sole assets of the Trust and have a stated maturity of June 1, 2029. Distributions on the Capital Securities are payable semiannually at a rate per annum equal to the interest rate being earned by the Trust on the Junior Subordinated Debt Securities and are recorded as interest expense by the Corporation. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debt Securities. The Junior Subordinated Debt Securities are first redeemable on June 1, 1999. If the Junior Subordinated Debt Securities are not redeemed on June 1, 1999, the interest rate per annum will be reset based on current market rates at that time. The Capital Securities currently do not qualify for Tier I Capital of the Corporation.
    A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 2, 2001. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at June 30, 1997.

8. CAPITAL RATIOS
    The following table reflects various measures of capital:

                     JUNE 30           December 31           June 30
                      1997                1996                1996
(Dollars in      ---------------     ---------------     ---------------
Millions)         AMOUNT   RATIO      Amount   Ratio      Amount   Ratio
------------------------------------------------------------------------
Total
  equity(1)..... $4,251.2   8.17%    $4,432.1   8.71%    $4,121.3   8.44%
Tangible
  equity(2).....  3,732.6   7.25      3,932.7   7.81      3,611.6   7.48
Tier 1
  capital(3)....  3,781.2   9.01      3,976.5   9.84      3,797.5  10.13
Total risk-based
  capital(4)....  5,820.6  13.85      5,980.6  14.79      5,621.8  15.00
Leverage(5).....  3,781.2   7.56      3,976.5   8.16      3,797.5   7.85
-------------------------------------------------------------------------

(1) Computed in accordance with generally accepted accounting principles, including unrealized market value adjustment of securities available for sale.
(2) Stockholders' equity less all intangible assets and servicing rights; computed as a ratio to total assets less intangible assets and servicing rights.
(3) Stockholders' equity less certain intangibles and the unrealized market value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(4) Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio to risk-adjusted assets, as defined.
(5) Tier 1 capital; computed as a ratio to average total assets less certain intangibles.
-------------------------------------------------------------------------------
    National City's Tier 1, total risk-based capital and leverage ratios are well above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimum of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.
    Intangible asset and mortgage servicing right totals used in the capital ratio calculations are summarized below:

                               JUNE 30  December 31  June 30
(Dollars in Millions)           1997       1996       1996
------------------------------------------------------------
Goodwill....................... $322.4    $ 307.8    $310.4
Other intangibles..............   25.6       50.4      68.7
                                ------    -------    ------
Total intangibles.............. $348.0    $ 358.2    $379.1
Mortgage servicing rights...... $170.6    $ 141.2    $130.6
------------------------------------------------------------

9. STOCKHOLDERS' EQUITY

                         JUNE 30    December 31    June 30
(Outstanding Shares)      1997         1996         1996
-----------------------------------------------------------
Common Stock, $4.00
  par value,
  authorized
  700,000,000 shares.. 214,859,868  223,198,494  221,533,760

10. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                      Six Months Ended
                                           June 30
                                 ---------------------------
 (In Thousands)                     1997            1996
------------------------------------------------------------
Applicable to income exclusive
  of securities transactions...   $ 167,857       $ 134,030
Applicable to securities
  transactions.................      16,464          28,473
                                  ----------      ----------
        Total..................   $ 184,321       $ 162,503
                                  ==========      ==========

    The effective tax rate was approximately 31.8% and 31.1% for the six months ended June 30, 1997 and 1996, respectively.

11. REGULATORY DIVIDENDS

    A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At June 30, 1997, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $664.4 million of dividends. During the first six months of 1997, dividends totaling $70.0 million were declared and $327.5 million of previously declared dividends were paid to the Parent company.

12. EARNINGS PER SHARE

    The calculation of net income per common share follows:

                                 Three Months        Six Months
                                    Ended              Ended
                                   June 30            June 30
(In Thousands                 ------------------ ------------------
Except Per Share Amounts)       1997      1996     1997      1996
-------------------------------------------------------------------
PRIMARY:
 Net income.................. $198,276  $182,832 $394,418  $359,696
 Less preferred dividend
   requirements..............       --       539       --     4,028
                              --------  -------- --------  --------
 Net income applicable to
   common stock.............. $198,276  $182,293 $394,418  $355,668
                              ========   ======= ========  ========
 Average common shares
   outstanding...............  219,947   222,734  223,217   219,140
                              ========   ======= ========  ========
 Primary net income per
   common share..............     $.90      $.82    $1.77     $1.62
                              ========   ======= ========  ========
ASSUMING FULL DILUTION:
 Net income.................. $198,276  $182,832 $394,418  $359,696
                              ========   ======= ========  ========
 Average common shares
   outstanding...............  219,947   222,734  223,217   219,140
 Stock option adjustment.....       87        77       78       131
 Preferred stock
   adjustment................       --     2,293       --     5,358
                              --------  -------- --------  --------
 Average common shares
   outstanding, as
   adjusted..................  220,034   225,104  223,295   224,629
                              ========   ======= ========  ========
 Fully diluted net income per
   common share..............     $.90      $.81    $1.77     $1.60
                              ========   ======= ========  ========

    The stock option adjustment in the calculation of fully diluted common shares outstanding represents the assumed exercise of all outstanding stock options as of the beginning of year or date of grant, if later, computed using the treasury stock method.
    The preferred stock adjustment in the calculation of fully diluted common shares outstanding for 1996 represented the assumed conversion of National City's 8% Cumulative Convertible Preferred Stock as of the beginning of the period. During the second quarter of 1996, all of the outstanding shares of preferred stock converted into common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     Net income for the quarter ended June 30, 1997 was $198.3 million, an increase of 8.5% over the $182.8 million earned in the second quarter of 1996. Fully-diluted net income per common share was $.90 for the second quarter of 1997, an 11.1% increase over $.81 earned in 1996.
     Net income for the first six months of 1997 increased 9.7% to $394.4 million from $359.7 million last year. Fully-diluted net income per common share was $1.77 for the first six months, up 10.6% over $1.60 earned in 1996.
     Returns on average common equity for the second quarter and first half of 1997 were 18.80% and 18.25%, respectively, compared to 18.12% and 17.97%, for the same periods in 1996. Returns on average assets for the second quarter and first half of 1997 were 1.58% and 1.59%, respectively, compared to 1.51% and 1.48% for the same periods in 1996.
     Growth in net income for the second quarter and the first half was due to loan growth, strong fee income and ongoing management of expenses. Excluding securities gains, fee income benefited from increases in trust fees, card-related fees, service charges on deposits and item processing revenue. Excluding merger and restructuring expenses, operating expenses for the second quarter of 1997 increased 2.9% from the same period last year. For the first six months of 1997, operating expenses were flat relative to last year's comparable period.
     Second quarter 1997 securities gains of $31.2 million offset merger and restructuring expenses of $33.3 million resulting from costs of reorganizing National City's six Ohio banking subsidiaries under a single charter.
     After-tax securities gains were $.09 per share in the second quarter of 1997, compared to $.20 per share for the same period last year. For the first six months of 1997 and 1996, after-tax securities gains per share were $.14 and $.24, respectively.
     Results for the second quarter and first six months of 1997 reflect the impact from the sale of the $400 million private label credit card portfolio (Private Label) sold in November 1996. Although the portfolio was small relative to National City's total loan portfolio, it did have an impact on net interest income, the net interest margin and net loan charge-offs. On average, the Private Label loan portfolio yielded over 20%, however, this was offset by a net charge-off rate approaching 6% and a relatively costly infrastructure. The tables below isolate the impact of the private label portfolio on the second quarter and first six months of 1996 (assumes investment yield of 7% on reinvested proceeds from the sale).

                             SECOND QUARTER OF 1996

                                    PRO-FORMA
                                    EXCLUDING
                      REPORTED    PRIVATE LABEL
                      --------    -------------
Net interest
 income............. $489,858       $ 475,000
Net interest
 margin.............    4.45%           4.34%
Loan yield..........    8.78%           8.61%
Net charge-offs.....   34,607          29,440
Net charge-off
 ratio..............     .40%            .35%

                            FIRST SIX MONTHS OF 1996

                                    PRO-FORMA
                                    EXCLUDING
                      REPORTED    PRIVATE LABEL
                      --------    -------------
Net interest
 income............. $965,080       $ 935,000
Net interest
 margin.............    4.41%           4.28%
Loan yield..........    8.79%           8.62%
Net charge-offs.....   65,637          56,046
Net charge-off
 ratio..............     .38%            .32%

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

     Table 1 on page 12 reflects the results underlying the economics of each of these businesses. Expenses for centrally provided services are allocated based on estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed by the investment/funding unit within the "Parent and other" line item in Table 1. Methodologies may change from time to time as accounting systems are enhanced or business products change.

     The increase in corporate banking net income was primarily due to increased loan volume, a decline in the provision for loan losses, an increase in fee income and flat operating expenses.

     Despite an increase in non-interest revenue, retail banking net income declined as a result of tighter spreads on deposit accounts and an increase in the provision for loan losses.
     The positive variance in the fee-based businesses was primarily due to an increase in institutional trust and brokerage net income. Improved performance in these business lines more than offset lower profitability in National City's item processing subsidiary, National Processing, Inc.

NET INTEREST INCOME

     On a tax-equivalent basis, net interest income was $494.4 million in the second quarter of 1997, virtually flat compared to $494.7 million last year. During these comparable periods, the net interest margin was 4.31% and 4.45%, respectively. Although average total loans were up 5.3%, the contraction in the margin was primarily due to the sale of the private label credit card portfolio, overall tighter spreads on loans and deposits, and the use of higher cost funding to support earning asset growth.
     National City's net interest margin is affected by the use of off-balance sheet derivative financial instruments. For the first six months of 1997, net interest income included $21.8 million related to the use of derivative instruments, compared to $20.9 million in 1996. For both the first half of 1997 and 1996, the derivatives portfolio contributed approximately 10 basis points to the net interest margin.
     During the second quarter of 1997, the notional outstandings of interest rate swap agreements increased by $701 million to $10.6 billion. During the quarter, $896 million in swaps were added to manage the Corporation's interest rate risk position by synthetically converting fixed rate debt to variable rate; $173 million swaps were added to hedge loans; $56 million swaps were added to reduce the price risk of mortgage servicing rights; and $100 million swap agreements were added to facilitate interest rate risk management at third parties. A total of $524 million swaps matured or were terminated during the quarter. The Corporation also purchased $563 million notional amount of interest rate floors and $55 million of interest rate caps to hedge mortgage servicing rights and investment securities during the quarter. The net unrealized losses in the derivative portfolio were $35.4 million at June 30, 1997 compared to net unrealized losses of $95.4 million at March 31, 1997.
     At June 30, 1997, the corporation's interest-rate risk position remained modestly liability sensitive. The earnings simulation model projects that net income will decrease by 1.2% if market rates rise gradually by two percentage points over the next year, relative to a stable-rate scenario. In an environment where market rates fall gradually by two percentage points over the next year, the model estimates an increase in net income of 0.9%, relative to a stable-rate scenario. As of March 31, 1997, the corresponding changes were (1.1)% of net income in the rising-rate environment and 1.0% in the falling-rate environment. The cumulative one-year gap was (11.9)% of adjusted earning assets at June 30, 1997. The Corporation's net present value model indicates that a two percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cashflows by an amount equal to 1.7% of total assets at the end of the quarter.

NONINTEREST INCOME

     Noninterest income totaled $309.4 million for the second quarter of 1997 and $598.4 million for the first half. This represented increases of 13.2% and 12.0%, respectively, over the same periods last year. The increases were driven by gains in card-related

      TABLE 1: UNIT PROFITABILITY

                                         SIX MONTHS ENDED         Six months ended
                                          JUNE 30, 1997            June 30, 1996
                                       --------------------     --------------------
                                        NET       RETURN ON      Net       Return on
       (Dollars in Millions)           INCOME      EQUITY       Income      Equity
----------------------------------------------------------------------------------
Corporate banking..................   $ 96.9        22.96%      $ 84.5        20.03%
Retail banking.....................    247.0        26.20        253.4        27.00
Fee-based businesses...............     28.1        11.85         26.2        17.11
Parent and other...................     22.4           --         (4.4)          --
                                      ------                    ------
    Consolidated total.............   $394.4        18.25%      $359.7        17.97%
                                      ======                    ======

      TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                               Six months ended
                                                                    June 30
                                                         -----------------------------
                    (In Millions)                           1997              1996
--------------------------------------------------------------------------------------
Interest adjustment to loans.........................          7.2            $12.0
Interest adjustment to securities....................         (1.3)             (.1)
                                                            ------            -----
  Interest adjustment to earning assets..............          5.9             11.9
Interest adjustment to interest bearing
  liabilities........................................        (15.9)            (9.0)
                                                           -------            -----
  Effect on net interest income......................      $  21.8            $20.9
                                                           =======            =====

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

fees, trust fees, item processing fees, bank office fees and service charges. Mortgage banking revenue reflected the full quarter revenue contribution gained from the acquisition of Bank United's mortgage origination business which conducted business under the name, Commonwealth United Mortgage.
     The second quarter and first six months of 1997 included $9.5 million of gains on sales of branches and other assets. The first half of 1996 included $2.3 million in branch sale gains.

NONINTEREST EXPENSE

     For the quarter ended June 30, 1997 and first six months, noninterest expense totaled $506.4 million and $957.7 million, respectively. This is compared to $531.3 million and $989.1 million, respectively, for the same periods last year. Excluding merger and restructuring expenses, noninterest expense for the second quarter and first half of 1997 totaled $473.1 million and $918.1 million, respectively, compared to $460.0 million and $914.4 million, respectively, last year. The increase in second quarter 1997 operating expenses reflects business growth.
     For the six months ended June 30, 1997, merger and restructuring expenses included a one-time charge of $33.3 million to cover the costs of reorganizing National City's six Ohio banking subsidiaries under a single state-wide charter, and a one-time charge of $6.3 million relating to organizational restructuring at National City's item processing subsidiary, National Processing, Inc. For the same period last year, restructuring and merger-related charges of $74.7 million were incurred in connection with the Integra Financial Corporation


      TABLE 3: FULL-TIME EQUIVALENT STAFFING AND
               OVERHEAD PERFORMANCE MEASURES

                                          JUNE 30, 1997                              June 30, 1996
                              --------------------------------------     --------------------------------------
                              FULL-TIME                                  Full-Time
                              EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                                STAFF         RATIO         RATIO          Staff         Ratio         Ratio
--------------------------------------------------------------------------------------------------------------
Corporate and retail
 banking.....................   16,051         36.52%        51.20%        16,635         41.30%        51.39%
Fee-based businesses.........    9,096            --         70.87%         8,489            --         74.92
Corporate....................    1,236            --            --          1,188            --            --
                                ------                                     ------
   Total.....................   26,383         36.98%        61.00%        26,312         46.63%        65.51%
                                ======                                     ======
Excluding merger and
 restructuring charges.......                  32.90%        58.47%                       38.96%        60.56%

      TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
               AVERAGE LOANS

                                          Second Quarter           First Six Months
                                         1997         1996         1997         1996
      ------------------------------------------------------------------------------
      Commercial.......................  .35%         .45%         .20%         .31%
      Real estate -- construction......   --         (.32)        (.29)        (.25)
      Real estate -- commercial........ (.15)        (.10)        (.03)        (.07)
      Real estate -- residential.......  .03          .07          .06          .05
      Consumer.........................  .52          .43          .64          .50
      Credit card...................... 3.50         3.20         3.91         3.44
      Home equity......................  .05          .08          .08          .10
      Total net charge-offs to average
        loans..........................  .36%         .40%         .36%         .38%

      TABLE 5: NONPERFORMING ASSETS

                                                JUNE 30     December 31     June 30
       (In Millions)                              1997          1996          1996
      ----------------------------------------------------------------------------
      Commercial:
        Nonaccrual.............................  $ 72.2        $ 73.8        $ 83.9
        Restructured...........................      --            --            --
                                                 ------        ------        ------
          Total commercial.....................    72.2          73.8          83.9
      Real estate related:
        Nonaccrual.............................    64.2          66.1          83.5
        Restructured...........................     2.7           3.2           2.9
                                                 ------        ------        ------
          Total real estate related............    66.9          69.3          86.4
                                                 ------        ------        ------
          Total nonperforming loans............   139.1         143.1         170.3
      Other real estate owned (OREO)...........    18.3          24.5          19.4
                                                 ------        ------        ------
      Nonperforming assets.....................  $157.4        $167.6        $189.7
                                                 ======        ======        ======
      Loans 90 days past-due accruing
        interest...............................  $ 92.0        $107.1        $ 88.0
                                                 ======        ======        ======

merger which closed on May 3, 1996.
     As Table 3 indicates, National City's staff level on a full-time equivalent basis was 26,383 at June 30, 1997, up slightly from 26,312 at June 30,1996. The decline in the corporate and retail banking staff level was primarily due to the sale of the Private Label credit card portfolio, branch sales, and planned attrition at National City Bank of Pennsylvania. The increase in the fee-based businesses staff level reflected additional employees at National City Mortgage Company as a result of the Commonwealth United Mortgage acquisition.
     The efficiency ratio is defined as noninterest expense as a percentage of fee income plus tax-equivalent net interest income. For the first half of 1997, the efficiency ratio was 61.00%, compared to 65.51% a year ago. Excluding merger and restructuring expenses, the efficiency ratio for the first six months of 1997 was 58.47% compared to 60.57% last year.
     The overhead ratio is defined as noninterest expenses less fee income as a percentage of tax-equivalent net interest income. For the first six months of 1997, the overhead ratio was 36.98% compared to 46.63% a year ago. Excluding merger and restructuring charges, the overhead ratio for the first six months was 32.90% compared to 38.97% last year.

EARNING ASSETS AND INTEREST BEARING LIABILITIES

     Average earning assets totaled $45,890 million for the second quarter of 1997, compared to $44,944 million for the first quarter of 1997, and $44,273 million for the second quarter of 1996. The increase over the second quarter of last year reflected total average loans increasing 5.3% from last year, offset by a slight decrease in the securities portfolio. Compared to the first quarter of 1997, earning assets showed a linked quarter improvement due to commercial and consumer loan growth.
     Average core deposits were relatively flat versus both the first quarter and the second quarter of 1996. Although demand deposits and time deposits increased over the prior year, these gains were offset by decreases in savings and money market account balances. Purchased deposits increased from both periods in an effort to obtain cost effective funding to support loan growth.

ASSET QUALITY

     The allowance for loan losses was $707.5 million at June 30, 1997, or 1.90% of loans outstanding. This is compared to $709.1 million or 2.02% at June 30, 1996. For the second quarter and first six months of 1997, the provision for loan losses was $36.2 million and $72.0 million, respectively, compared to $37.4 million and $69.4 million, respectively, for the same periods a year ago. During these periods, the provision for loan losses exceeded net charge-offs.
     Table 4 indicates net charge-offs as a percentage of average loans by portfolio type. For the second quarter and first six months of 1997, net charge-offs totaled $33.0 million and $65.6 million, respectively. This is compared to $34.6 million and $65.6 million, respectively, for the same periods last year. Net charge-offs as a percentage of average loans were .36% for the second quarter of 1997 and first six months, down from .40% and .38%, respectively, for the same periods a year ago.
     Table 5 indicates non-performing assets were $157.4 million at June 30, 1997, down $32.3 million from the same time last year. Nonperforming assets as a percentage of loans and OREO were .42%, compared to .54% a year ago.

CAPITAL

     At June 30, 1997, stockholders' equity totaled $4.3 billion, up from $4.1 billion at June 30, 1996.
     During the second quarter, National City completed its previously announced five million share purchase program by purchasing the remaining 1.4 million shares of its common stock. On April 14, 1997, the board of directors authorized the purchase of an additional 10 million shares of National City common stock in the open market or through privately negotiated transactions. Of the ten million share authorization, 5.0 million shares were purchased during the quarter.
     Book value per common share at June 30, 1997 was $19.79 compared to $18.60 per share at June 30, 1996 and $19.96 at March 31, 1997. Book value per common at June 30, 1997, March 31, 1997 and June 30, 1996 included $.89, $.50, and $.06 per share, respectively, related to market value appreciation of securities available for sale.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                   Three Months            Six Months
(Dollars In Millions)                                              Ended June 30          Ended June 30
---------------------------------------------------------------------------------------------------------------
                                                                  1997         1996         1997         1996
                                                                --------     --------     --------     --------
ASSETS
Earning Assets:
  Loans:
    Commercial................................................  $ 16,654     $ 15,723     $ 16,353     $ 15,602
    Residential real estate...................................     7,655        7,477        7,571        7,484
    Consumer..................................................     9,409        8,590        9,348        8,439
    Credit card...............................................     1,133        1,487        1,164        1,490
    Home equity...............................................     1,872        1,594        1,841        1,577
                                                                --------     --------     --------     --------
      Total loans.............................................    36,723       34,871       36,277       34,592
  Securities..................................................     8,614        8,795        8,574        9,029
  Federal funds sold and security resale agreements...........       357          493          364          489
  Other short-term investments................................       196          114          194          132
                                                                --------     --------     --------     --------
      Total earning assets....................................    45,890       44,273       45,409       44,242
Allowance for loan losses.....................................      (712)        (705)        (712)        (705)
Market value appreciation of securities available for sale....       176          114          199          206
Cash and demand balances due from banks.......................     2,309        2,447        2,332        2,464
Properties and equipment......................................       638          589          638          588
Customers' acceptance liability...............................        72           59           76           62
Accrued income and other assets...............................     1,979        2,000        2,000        1,944
                                                                --------     --------     --------     --------
      Total assets............................................  $ 50,352     $ 48,777     $ 49,942     $ 48,801
                                                                 =======      =======      =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits.............................................  $  6,392     $  6,373     $  6,372     $  6,306
  NOW and money market accounts...............................     9,115        9,171        9,085        9,073
  Savings accounts............................................     3,843        4,180        3,868        4,177
  Time deposits of individuals................................    13,880       13,725       13,833       13,753
  Other time deposits.........................................       931          624          851          663
  Deposits in overseas office.................................     1,068          720          997          752
                                                                --------     --------     --------     --------
      Total deposits..........................................    35,229       34,793       35,006       34,724
  Federal funds borrowed and security repurchase agreements...     3,816        3,885        4,226        4,003
  Borrowed funds..............................................     2,420        1,733        2,005        1,721
  Long-term debt..............................................     3,751        3,325        3,434        3,309
  Acceptances outstanding.....................................        72           59           76           62
  Accrued expenses and other liabilities......................       836          884          836          887
                                                                --------     --------     --------     --------
      Total liabilities.......................................    46,124       44,679       45,583       44,706
Stockholders' Equity:
  Preferred stock.............................................        --           51           --          115
  Common stock................................................     4,228        4,047        4,359        3,980
                                                                --------     --------     --------     --------
      Total stockholders' equity..............................     4,228        4,098        4,359        4,095
                                                                --------     --------     --------     --------
      Total liabilities and stockholders' equity..............  $ 50,352     $ 48,777     $ 49,942     $ 48,801
                                                                 =======      =======      =======      =======

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

 (Dollars In Millions)                                                Daily Average Balance
-----------------------------------------------------------------------------------------------------------
                                                              1997                       1996
                                                       ------------------    -----------------------------
                                                       SECOND      First     Fourth      Third     Second
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $16,654    $16,048    $15,769    $15,544    $15,723
    Residential real estate.........................     7,655      7,486      7,503      7,473      7,477
    Consumer........................................     9,409      9,295      9,161      8,913      8,590
    Credit Card.....................................     1,133      1,196      1,418      1,527      1,487
    Home equity.....................................     1,872      1,809      1,753      1,667      1,594
                                                       -------    -------    -------    -------    -------
      Total loans...................................    36,723     35,834     35,604     35,124     34,871
  Securities:
    Taxable.........................................     8,318      8,225      7,991      8,045      8,414
    Tax-exempt......................................       296        309        331        344        381
                                                       -------    -------    -------    -------    -------
      Total securities..............................     8,614      8,534      8,322      8,389      8,795
  Federal funds sold................................        73         73         82        110        184
  Security resale agreements........................       284        293        263        256        309
  Other short-term investments......................       196        210        214         73        114
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    45,890     44,944     44,485     43,952     44,273
Market value appreciation of securities available
  for sale..........................................       176        222        201         49        114
Allowance for loan losses...........................      (712)      (712)      (711)      (709)      (705)
Cash and demand balances due from banks.............     2,309      2,360      2,468      2,341      2,447
Properties and equipment............................       638        637        599        592        589
Customers' acceptance liability.....................        72         81         65         68         59
Accrued income and other assets.....................     1,979      2,012      1,939      1,991      2,000
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $50,352    $49,544    $49,046    $48,284    $48,777
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................   $ 9,115    $ 9,055    $ 8,973    $ 9,004    $ 9,171
  Savings accounts..................................     3,843      3,894      3,982      4,135      4,180
  Time deposits of individuals......................    13,880     13,787     14,038     13,875     13,725
  Other time deposits...............................       931        771        671        597        624
  Deposits in overseas offices......................     1,068        931        946        994        720
  Federal funds borrowed............................     1,166      1,426      1,089        983        959
  Security repurchase agreements....................     2,650      3,212      2,807      2,809      2,926
  Borrowed funds....................................     2,420      1,627      1,441      1,307      1,733
  Long-term debt....................................     3,751      3,072      2,950      3,065      3,325
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    38,824     37,775     36,897     36,769     37,363
  Noninterest bearing deposits......................     6,392      6,355      6,635      6,347      6,373
  Acceptances outstanding...........................        72         81         65         68         59
  Accrued expenses and other liabilities............       836        842      1,113        887        884
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    46,124     45,053     44,710     44,071     44,679
      Stockholders' equity..........................     4,228      4,491      4,336      4,213      4,098
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $50,352    $49,544    $49,046    $48,284    $48,777
                                                       =======    =======    =======    =======    =======
Net interest income.......................................................................................
Interest spread...........................................................................................
Contribution of noninterest bearing sources of funds......................................................
Net interest margin.......................................................................................

                      Quarterly Interest                                        Average Annualized Rate
    -------------------------------------------------------     -------------------------------------------------------
           1997                          1996                          1997                          1996
    -------------------     -------------------------------     -------------------     -------------------------------
    SECOND       First      Fourth       Third      Second      SECOND       First      Fourth       Third      Second
    QUARTER     Quarter     Quarter     Quarter     Quarter     QUARTER     Quarter     Quarter     Quarter     Quarter
    -------     -------     -------     -------     -------     -------     -------     -------     -------     -------
    $355.2      $334.8      $338.6      $337.0      $340.0        8.55%       8.43%       8.56%       8.64%       8.68%
     148.8       144.4       144.1       144.7       147.4        7.78        7.72        7.68        7.74        7.88
     207.8       199.3       201.5       194.4       186.5        8.86        8.70        8.75        8.68        8.73
      41.4        38.6        51.9        59.0        58.1       14.63       12.90       14.64       15.47       15.64
      41.7        40.6        38.6        36.9        35.0        8.94        8.99        8.77        8.79        8.83
    -------     -------     -------     -------     -------
     794.9      7.57.7       774.7       772.0       767.0        8.67        8.53        8.67        8.76        8.83


     136.8       132.0       128.7       127.4       139.7        6.58        6.43        6.41        6.30        6.68
       7.6         7.1         8.3         9.8         9.4       10.32        9.19        9.98       11.33        9.92
    -------     -------     -------     -------     -------
     144.4       139.1       137.0       137.2       149.1        6.71        6.53        6.57        6.54        6.67
       1.1         1.0         1.1         1.6         2.4        5.89        5.46        5.58        5.67        5.37
       3.8         3.9         3.5         3.4         4.1        5.31        5.43        5.36        5.26        5.31
       3.2         2.9         2.8         1.1         1.7        6.57        5.68        5.20        5.76        5.98
    -------     -------     -------     -------     -------

    $947.4      $904.6      $919.1      $915.3      $924.3        8.27%       8.11%       8.24%       8.31%       8.35%








    $ 67.1      $ 64.0      $ 64.2      $ 63.6      $ 62.7        2.95%       2.87%       2.85%       2.81%       2.75%
      23.8        24.5        25.7        26.8        27.2        2.49        2.55        2.58        2.58        2.62
     193.7       190.3       197.6       195.3       191.2        5.60        5.60        5.61        5.60        5.59
      11.9         9.2         8.2         6.7         7.7        5.13        4.79        4.86        4.48        4.95
      14.4        11.7        12.2        13.2         8.9        5.41        5.08        5.15        5.26        4.98
      16.3        19.9        17.1        15.8        15.6        5.60        5.66        6.24        6.39        6.54
      32.0        38.2        36.0        34.6        37.1        4.84        4.83        5.10        4.90        5.10
      34.4        21.6        17.9        16.7        28.2        5.70        5.39        4.94        5.08        6.55
      59.4        47.8        47.0        47.8        51.0        6.35        6.32        6.34        6.20        6.17
    -------     -------     -------     -------     -------
    $453.0      $427.2      $425.9      $420.5      $429.6        4.68%       4.59%       4.59%       4.55%       4.62%









    $494.4      $477.4      $493.2      $494.8      $494.7
    =======     =======     =======     =======     =======
 ...........................................................       3.59%       3.52%       3.65%       3.76%       3.73%
 ...........................................................        .72         .74         .78         .74         .72
                                                                -------     -------     -------     -------     -------
 ...........................................................       4.31%       4.26%       4.43%       4.50%       4.45%
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

DIVIDEND REINVESTMENT AND STOCK
PURCHASE PLAN

     Participating common stockholders receive a three percent discount from market price when reinvesting their National City dividends in additional shares. Participants may also make optional cash purchases of common stock at a three percent discount from market price and pay no brokerage commissions. To obtain our Plan prospectus and authorization card, call, 1-800-622-6757.

INTERNET ADDRESS
     www.national-city.com

DEBT RATINGS

                                                       MOODY'S
                                                      INVESTORS      STANDARD        DUFF &         THOMSON
                                                       SERVICE       & POOR'S        PHELPS        BANKWATCH
-------------------------------------------------------------------------------------------------------------
National City Corporation........................                                                     A/B
  Commercial paper (short-term debt).............        P-1            A-1           D-1+           TBW1
  Senior debt....................................        A1             A              AA-
  Subordinated debt..............................        A2             A-              A+             A
Bank Subsidiaries:*
  Certificates of deposit........................        Aa3            A+             AA
  Subordinated bank notes........................        A1             A              AA-             A+

* Includes the following subsidiaries:

  National City Bank, Cleveland
  National City Bank of Columbus
  National City Bank of Indiana
  National City Bank of Kentucky
  National City Bank of Pennsylvania
  National City Bank, Northeast (Akron)
  National City Bank of Dayton
  National City Bank, Northwest (Toledo)

     Duff & Phelps ratings for certificates of deposit apply only to the banks in Cleveland, Columbus, Kentucky and Indiana. Duff & Phelps subordinated bank note ratings apply only to the banking subsidiaries in Cleveland and Columbus.

     Reports on Form 8-K:

     April 14, 1997: On April 14, 1997, National City announced the actions that took place at the Registrant's Annual Meeting of Stockholders on April 14, 1997.

      National City announced that at the April 14, 1997 Board of Directors meeting the Board authorized the purchase of up to ten million shares of the Corporation's issued and outstanding common stock, subject to a total purchase limit of $600 million.

     May 6, 1997: On May 2, 1997, National City announced its intent to purchase up to two million shares of the issued and outstanding common stock of National Processing, Inc., a majority owned subsidiary. The purchase of all two million shares would result in an increase in National City's ownership percentage to approximately 89%.

      National City also reported that National Processing Company, the wholly owned operating subsidiary of National Processing, Inc., announced on May 2, 1997, that it was awarded a new five year agreement with Dayton Hudson Corporation for credit card processing.


                           FORM 10-Q -- JUNE 30, 1997

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: August 13, 1997

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