Form 10-Q
period 1997-09-30
NATIONAL CITY CORP
filed 1997-11-03
CIK 69970

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

Commission file number 1-0074

                          NATIONAL CITY CORPORATION
            (Exact name of registrant as specified in its charter)

                                   DELAWARE

                       (State or other jurisdiction of
                        Incorporation or organization)
                                  34-1111088


                               (I.R.S Employer
                             Identification No.)

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

                               YES x          NO _

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of October 23, 1997.

                 Common stock, $4.00 Par Value -- 213,677,586

                             [NATIONAL CITY LOGO]

                        QUARTER ENDED SEPTEMBER 30, 1997

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

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

PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
    See Note 8 on page 9.

Exhibits and Reports on Form 8-K (Item 6)
    Exhibit 27:
    Financial Data Schedule
    Reports on Form 8-K:
    None
Signature........................................................................................    19

FINANCIAL HIGHLIGHTS

                                      Three Months Ended                      Nine Months Ended
                                         September 30                            September 30
--------------------------------------------------------------------------------------------------------------

                                                                Percent                                 Percent
                                     1997           1996        Change       1997           1996        Change
EARNINGS (IN THOUSANDS):
-----------------------------
Net interest income -- fully
  taxable equivalent............     $495,421       $494,844       --%     $1,467,202     $1,470,345       --%
Provision for loan losses.......       36,370         38,608       (6)        108,415        108,000       --
Fees and other income...........      322,544        285,495       13         920,952        819,762       12
Securities gains (losses).......        2,112           (114)      --          49,265         81,238      (39)
Noninterest expense.............      482,677        466,853        3       1,440,423      1,455,961       (1)
Net income......................      204,009        185,822       10         598,427        545,518       10
Net income applicable to common
  stock.........................      204,009        185,822       10         598,427        541,490       11

PERFORMANCE RATIOS:
---------------------------
Net interest margin.............         4.26%          4.50%                    4.27%          4.44%
Return on average assets........         1.58           1.53                     1.59           1.50
Return on average common
  equity........................        18.50          17.55                    18.33          17.82
Return on average total
  equity........................        18.50          17.55                    18.33          17.63

PER SHARE MEASURES:
---------------------------
Fully diluted net income per
  common share..................         $.93           $.82       13%          $2.70          $2.42       12%
Dividends paid per common
  share.........................         .425           .375       13           1.245          1.095       14
Book value per common share.....                                                20.23          19.48        4
Market value per common share
  (close).......................                                                61.56          42.13       46
Average shares -- fully
  diluted.......................  219,557,770    226,371,745       (3)    222,063,746    225,214,051       (1)

AVERAGE BALANCES
-----------------------
  (IN MILLIONS):
  ---------------
Assets..........................      $51,074        $48,284        6%        $50,324        $48,625        3%
Loans...........................       37,560         35,124        7          36,709         34,769        6
Securities......................        8,407          8,389        2           8,518          8,814       (3)
Earning assets..................       46,501         43,952        6          45,780         44,140        4
Deposits........................       35,290         34,952        1          35,102         34,798        1
Common stockholders' equity.....        4,375          4,213        4           4,365          4,058        8
Stockholders' equity............        4,375          4,213        4           4,365          4,134        6

AT PERIOD END:
------------------
Equity to assets ratio..........                                                 8.21%          8.88%
Tier 1 capital ratio............                                                 8.93          10.36
Total risk-based capital
  ratio.........................                                                13.77          15.08
Leverage ratio..................                                                 7.41           8.22
Common shares outstanding.......                                          213,848,468    222,645,087       (4)
Full-time equivalent
  employees.....................                                               26,957         26,309        2

ASSET QUALITY:
------------------
Net charge-offs to loans
  (annualized)..................          .34%           .44%                     .36%           .40%
Loan loss reserve to loans......                                                 1.84           1.99
Nonperforming assets to loans &
  OREO..........................                                                  .39            .49

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended       Nine Months Ended
      (In Thousands Except Per Share Amounts)         September 30            September 30
------------------------------------------------------------------------------------------------

                                                     1997       1996        1997         1996
INTEREST INCOME
  Loans............................................ $816,724  $769,456   $2,368,039   $2,287,410
  Securities:
     Taxable.......................................  124,224   120,439      374,155      383,629
     Exempt from Federal income taxes..............    9,803    14,503       37,953       49,183
  Federal funds sold and security resale
     agreements....................................    5,137     4,956       14,900       18,138
  Other short-term investments.....................    2,320     1,060        6,353        3,448
                                                   --------   --------   ----------   ----------
       Total interest income.......................  958,208   910,414    2,801,400    2,741,808
INTEREST EXPENSE
  Deposits.........................................  318,444   305,499      928,919      907,593
  Federal funds borrowed and security repurchase
     agreements....................................   44,818    50,441      151,245      160,534
  Borrowed funds...................................   30,110    16,805       86,131       68,592
  Long-term debt...................................   73,503    47,730      180,803      150,070
                                                   --------   --------   ----------   ----------
       Total interest expense......................  466,875   420,475    1,347,098    1,286,789
                                                   --------   --------   ----------   ----------
NET INTEREST INCOME................................  491,333   489,939    1,454,302    1,455,019
PROVISION FOR LOAN LOSSES..........................   36,370    38,608      108,415      108,000
                                                   --------   --------   ----------   ----------
       Net interest income after provision
          for loan losses..........................  454,963   451,331    1,345,887    1,347,019
NONINTEREST INCOME
  Item processing revenue..........................   97,396    93,862      274,289      262,887
  Service charges on deposit accounts..............   58,831    54,627      167,004      158,662
  Trust fees.......................................   48,293    43,793      143,955      131,351
  Card-related fees................................   35,898    29,855      101,103       90,547
  Mortgage banking revenue.........................   35,181    18,549       85,455       56,138
  Other............................................   46,945    44,809      149,146      120,177
                                                   --------   --------   ----------   ----------
       Total fees and other income.................  322,544   285,495      920,952      819,762
  Securities gains (losses)........................    2,112      (114)      49,265       81,238
                                                   --------   --------   ----------   ----------
       Total noninterest income....................  324,656   285,381      970,217      901,000
NONINTEREST EXPENSE
  Salaries and other personnel.....................  253,058   233,751      726,504      685,719
  Equipment........................................   34,031    30,613      104,448       96,360
  Net occupancy....................................   32,891    34,594       99,310       97,985
  Assessments and taxes............................   11,574    12,109       35,999       35,531
  Merger and restructuring.........................       --        --       39,640       74,745
  Other............................................  151,123   155,786      434,522      465,621
                                                   --------   --------   ----------   ----------
       Total noninterest expense...................  482,677   466,853    1,440,423    1,455,961
                                                   --------   --------   ----------   ----------
Income before income taxes.........................  296,942   269,859      875,681      792,058
Income tax expense.................................   92,933    84,037      277,254      246,540
                                                   --------   --------   ----------   ----------
NET INCOME......................................... $204,009  $185,822   $  598,427   $  545,518
                                                   ========   ========   ==========   ==========
NET INCOME APPLICABLE TO COMMON STOCK.............. $204,009  $185,822   $  598,427   $  541,490
                                                   ========   ========   ==========   ==========
NET INCOME PER COMMON SHARE
  Primary..........................................     $.93      $.82        $2.70        $2.44
  Fully Diluted....................................      .93       .82         2.70         2.42
AVERAGE COMMON SHARES OUTSTANDING
  Primary..........................................  219,456   226,152      221,977      221,494
  Fully Diluted....................................  219,558   226,372      222,064      225,214

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                       SEPTEMBER 30     December 31     September 30
                                                           1997            1996             1996
ASSETS

  Loans:
     Commercial....................................    $ 12,891,916     $11,217,815     $ 11,164,792
     Real estate construction......................         747,888         774,991          723,286
     Lease financing...............................         564,914         515,576          409,668
     Commercial real estate........................       3,055,898       3,440,696        3,513,070
     Residential real estate.......................       7,299,329       7,288,677        7,288,583
     Mortgage loans held for sale..................       1,032,525         334,742          208,332
     Consumer......................................       9,871,378       9,251,982        9,039,247
     Credit card...................................       1,094,058       1,222,129        1,554,740
     Home equity...................................       1,989,214       1,783,460        1,715,162
                                                        -----------     -----------      -----------
          Total loans..............................      38,547,120      35,830,068       35,616,880
          Allowance for loan losses................         708,236         705,893          709,804
                                                        -----------     -----------      -----------
          Net loans................................      37,838,884      35,124,175       34,907,076
  Securities available for sale, at market.........       8,919,473       8,997,322        8,614,423
  Federal funds sold and security resale
     agreements....................................         418,750         493,733          558,345
  Trading account assets...........................          13,888         102,493           13,738
  Other short-term money market investments........         156,900         281,563           74,789
  Cash and demand balances due from banks..........       2,466,628       2,935,282        2,986,308
  Properties and equipment.........................         632,492         616,426          589,201
  Customers' acceptance liability..................          67,783          66,767           61,671
  Accrued income and other assets..................       2,156,588       2,238,074        1,923,328
                                                        -----------     -----------      -----------
          TOTAL ASSETS.............................    $ 52,671,386     $50,855,835     $ 49,728,879
                                                        ===========     ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............       6,645,348       7,436,403        7,007,896
  NOW and money market accounts....................       9,115,376       9,162,353        8,784,241
  Savings accounts.................................       3,589,250       3,896,234        4,045,967
  Time deposits of individuals.....................      14,012,722      13,896,667       14,057,610
  Other time deposits..............................         960,750         721,647          620,817
  Deposits in overseas offices.....................       1,009,934         886,443          926,574
                                                        -----------     -----------      -----------
          Total deposits...........................      35,333,380      35,999,747       35,443,105
  Federal funds borrowed and security repurchase
     agreements....................................       3,191,717       4,276,722        3,897,996
  Borrowed funds...................................       3,784,535       1,994,009        2,182,309
  Long-term debt...................................       4,745,546       2,994,418        2,874,423
  Acceptances outstanding..........................          67,783          66,767           61,671
  Accrued expenses and other liabilities...........       1,221,981       1,092,109          933,189
                                                        -----------     -----------      -----------
          TOTAL LIABILITIES........................      48,344,942      46,423,772       45,392,693
Stockholders' Equity:
  Preferred stock..................................              --              --               --
  Common stock.....................................       4,326,444       4,432,063        4,336,186
                                                        -----------     -----------      -----------
          TOTAL STOCKHOLDERS' EQUITY...............       4,326,444       4,432,063        4,336,186
                                                        -----------     -----------      -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................    $ 52,671,386     $50,855,835     $ 49,728,879
                                                        ===========     ===========      ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                    (Dollars in Thousands)                                September 30
----------------------------------------------------------------------------------------------
                                                                     1997             1996

OPERATING ACTIVITIES
  Net income...................................................   $   598,427      $   545,518
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses...............................       108,415          108,000
       Depreciation and amortization...........................        75,046           67,190
       Amortization of intangibles and servicing rights........        41,053           46,379
       Amortization of securities discount and premium.........        (1,772)          (1,408)
       Securities gains........................................       (49,265)         (81,238)
       Net decrease in trading account securities..............        88,605            9,977
       Other gains, net........................................          (698)          (8,843)
       Originations and purchases of mortgage loans held for
          sale.................................................    (1,776,477)      (1,692,444)
       Proceeds from sales of mortgage loans held for sale.....     1,581,809        1,805,109
       (Increase) in interest receivable.......................       (88,917)         (34,102)
       Increase in interest payable............................        38,671            3,289
       Net change in other assets/liabilities..................       141,109          (50,169)
                                                                  -----------      -----------
          Net Cash Provided by Operating Activities............       756,006          717,258
LENDING AND INVESTING ACTIVITIES
  Net decrease in short-term investments.......................       199,646          207,423
  Purchases of securities......................................    (2,596,476)      (2,316,574)
  Proceeds from sales of securities............................     2,096,539        3,085,369
  Proceeds from maturities and prepayments of securities.......       837,009          865,144
  Net (increase) in loans......................................    (2,737,633)      (1,367,761)
  Net (increase) in properties and equipment...................       (85,206)         (62,885)
  Proceeds from sales of loans.................................       109,177               --
                                                                  -----------      -----------
          Net Cash (Used) Provided by Lending and Investing
            Activities.........................................    (2,176,944)         410,716
DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) in Federal funds borrowed and security
     repurchase agreements.....................................    (1,085,005)      (1,401,570)
  Net increase in borrowed funds...............................     1,790,526          619,805
  Net (decrease) in demand, savings, NOW, money market
     accounts, and deposits in overseas offices................    (1,021,525)        (180,143)
  Net increase in time deposits................................       355,158           42,281
  Proceeds from issuance of long-term debt, net................     1,830,244          299,153
  Repayment of long-term debt..................................       (78,189)        (451,008)
  Dividends paid, net of tax benefit of ESOP shares............      (272,935)        (231,258)
  Issuances of common stock....................................        66,208           47,533
  Proceeds from issuance of common stock by subsidiary.........            --          114,966
  Repurchase of common stock...................................      (632,198)              --
  ESOP trust repayment.........................................            --            2,670
                                                                  -----------      -----------
          Net Cash Provided (Used) by Deposit and Financing
            Activities.........................................       952,284       (1,137,571)
                                                                  -----------      -----------
  Net (Decrease) in Cash and Demand Balances Due From Banks....      (468,654)          (9,597)
  Cash and Demand Balances Due From Banks, January 1...........     2,935,282        2,995,905
                                                                  -----------      -----------
  Cash and Demand Balances Due From Banks, September 30........   $ 2,466,628      $ 2,986,308
                                                                  ===========      ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid................................................   $ 1,332,317      $ 1,283,500
  Income taxes paid............................................       172,046          280,916

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Unallocated
                                                                                                          Shares
       (Dollars in Thousands Except Per          Preferred      Common      Capital       Retained       Held by
                Share Amounts)                     Stock        Stock       Surplus       Earnings      ESOP Trust       Total
----------------------------------------------
Balance January 1, 1996.......................   $ 185,400     $846,284     $399,813     $2,635,090      $ (2,741)     $4,063,846
  Net income..................................                                              545,518                       545,518
  Common dividends declared of National City,
    $1.095 per share..........................                                             (188,959)                     (188,959)
  Common dividends of Integra prior to
    merger....................................                                              (36,009)                      (36,009)
  Preferred dividends paid, $2.00 per
    depositary share..........................                                               (6,458)                       (6,458)
  Issuance of 2,234,350 common shares under
    corporate stock and dividend reinvestment
    plans.....................................                    8,938       38,595                                       47,533
  Issuance of common stock by subsidiary......                                25,077                                       25,077
  Conversion of 3,708,000 depositary shares of
    preferred stock to 8,839,650 common
    shares....................................    (185,400)      35,359      150,041                                            0
  Shares distributed by ESOP trust and tax
    benefit on dividends......................                                                  168         2,670           2,838
  Change in unrealized market value adjustment
    on securities available for sale, net of
    tax.......................................                                             (117,200)                     (117,200)
                                                 ---------     --------     --------     ----------       -------      ----------
Balance September 30, 1996....................   $      --     $890,581     $613,526     $2,832,150      $    (71)     $4,336,186
                                                 =========     ========     ========     ==========       =======      ==========
Balance January 1, 1997.......................   $      --     $892,794     $622,543     $2,916,726      $     --      $4,432,063
  Net income..................................                                              598,427                       598,427
  Common dividends declared, $1.26 per
    share.....................................                                             (272,264)                     (272,264)
  Issuance of 2,650,040 common shares under
    corporate stock and dividend reinvestment
    plans.....................................                   10,600       55,608                                       66,208
  Purchase of 12,000,066 common shares........                  (48,000)     (61,591)      (522,607)                     (632,198)
  Change in unrealized market value adjustment
    on securities available for sale, net of
    tax.......................................                                              134,208                       134,208
                                                 ---------     --------     --------     ----------       -------      ----------
Balance September 30, 1997....................   $      --     $855,394     $616,560     $2,854,490      $     --      $4,326,444
                                                 =========     ========     ========     ==========       =======      ==========

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

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

                                           Nine Months Ended
                                             September 30
                                          -------------------
             (In Thousands)                 1997       1996
Balance at beginning of year............. $705,893   $705,846
Provision................................  108,415    108,000
Reserves (sold) acquired.................   (8,133)        84
Charge-offs:
  Commercial.............................   35,823     38,328
  Real estate -- construction............      211         56
  Real estate -- commercial..............    4,515      1,533
  Real estate -- residential.............    4,398      3,132
  Consumer...............................   77,575     63,583
  Credit card............................   43,303     51,920
  Home equity............................    2,380      2,322
                                          --------   --------
  Total charge-offs......................  168,205    160,874
Recoveries:
  Commercial.............................   18,464     16,993
  Real estate -- construction............    1,648      1,072
  Real estate -- commercial..............    3,334      2,247
  Real estate -- residential.............    1,082        445
  Consumer...............................   35,021     25,459
  Credit card............................    9,745      9,699
  Home equity............................      972        833
                                          --------   --------
  Total recoveries.......................   70,266     56,748
                                          --------   --------
Net charge-offs..........................   97,939    104,126
                                          --------   --------
Balance at end of period................. $708,236   $709,804
                                          ========   ========

    The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective and it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.
    Table 5 on page 13 provides detail regarding nonperforming loans. At September 30, 1997 and December 31, 1996, loans that were considered to be impaired under SFAS No. 114 totaled $6.1 million and $13.9 million, respectively. All impaired loans are included in nonperforming assets. The related allowance allocated to these loans was $4.2 million and $9.6 million, respectively. The contractual interest due and actual interest recorded on nonperforming assets, for the nine months ended September 30, 1997, was $14.0 million and $4.3 million, respectively.

4. SECURITIES

    The following is a summary of securities available for sale:

                                SEPTEMBER 30, 1997
                 ------------------------------------------------
                 AMORTIZED   UNREALIZED  UNREALIZED      MARKET
 (In Thousands)     COST       GAINS       LOSSES        VALUE
U.S. Treasury
  and Federal
  agency
  debentures.... $1,848,677   $  3,003    $(13,063)    $1,838,617
Mortgage-backed
  securities....  4,497,307     57,564     (17,955)     4,536,916
Asset-backed and
  corporate debt
  securities....  1,294,289      7,854      (1,511)     1,300,632
States and
  political
 subdivisions...    270,990     11,882        (282)       282,590
Other...........    571,712    389,494        (488)       960,718
                 ----------   --------    --------     ----------
  Total
   securities... $8,482,975   $469,797    $(33,299)    $8,919,473
                 ==========   ========    ========     ==========

                                 September 30, 1996
                  ------------------------------------------------
                  Amortized   Unrealized  Unrealized      Market
 (In Thousands)      Cost       Gains       Losses        Value
U.S. Treasury and
  Federal agency
  debentures..... $2,076,390   $  6,039   $ (35,075)    $2,047,354
Mortgage-backed
  securities.....  4,340,856     25,015     (57,936)     4,307,935
Asset-backed and
  corporate debt
  securities.....    917,624      3,717      (6,992)       914,349
States and
  political
  subdivisions...    341,000     14,431      (2,051)       353,380
Other............    816,419    182,079      (7,093)       991,405
                  ----------   --------   ---------     ----------
  Total
    securities... $8,492,289   $231,281   $(109,147)    $8,614,423
                  ==========   ========   =========     ==========

    For the nine months ended September 30, 1997 and 1996, gross gains of $54.9 million and $91.5 million, and gross losses of $5.6 million and $10.3 million were realized, respectively.
    At September 30, 1997, the unrealized appreciation in securities available for sale included in retained earnings totaled $282.0 million, net of tax, compared to unrealized appreciation of $79.4 million, net of tax, at September 30, 1996. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to earnings.
    As of September 30, 1997, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

5. BORROWED FUNDS

                           SEPT. 30      Dec. 31       Sept. 30
      (In Thousands)         1997          1996          1996
------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term........... $2,621,888   $1,056,499    $1,441,676
Notes payable to Student
  Loan Marketing
  Association.............    300,000      300,000       300,000
Other.....................     77,638       79,648        56,387
                          ----------    ----------    ----------
  Total bank
    subsidiaries..........  2,999,526    1,436,147     1,798,063
Commercial paper..........    784,600      556,100       384,204
Other.....................        409        1,762            42
                          ----------    ----------    ----------
  Total parent company and
    other subsidiaries....    785,009      557,862       384,246
                          ----------    ----------    ----------
        Total............. $3,784,535   $1,994,009    $2,182,309
                          ==========    ==========    ==========

6. LONG-TERM DEBT

                             SEPT. 30    Dec. 31     Sept. 30
       (In Thousands)          1997        1996        1996
------------------------------------------------------------
Floating rate subordinated
 notes due 1997............. $       -- $   74,998  $   74,994
Floating rate notes due
 1997.......................     49,997     49,983  $   49,977
9 7/8% subordinated notes
 due 1999...................     64,907     64,872      64,860
6.50% subordinated notes
 due 2000...................     99,867     99,820      99,809
8.50% subordinated notes
 due 2002...................     99,890     99,881      99,873
6 5/8% subordinated notes
 due 2004...................    249,169    249,072     249,040
7.20% subordinated notes
 due 2005               ....    249,778    249,756     249,749
Other.......................      1,685      1,794       2,148
                            ----------  ----------  ----------
  Total parent company......    815,293    890,176     890,450
6.50% subordinated notes
 due 2003...................    199,581    199,525     199,505
7.25% subordinated notes
 due 2010...................    222,903    222,779     222,737
6.30% subordinated notes
 due 2011...................    200,000    200,000     200,000
7.25% subordinated notes
 due 2011...................    197,228    197,080          --
Other.......................      1,853      2,103       2,114
                            ----------  ----------  ----------
  Total subsidiary
    subordinated notes......    821,565    821,487     624,356
                            ----------  ----------  ----------
  Total long-term debt
    qualifying for Tier II
    Capital.................  1,636,858  1,711,663   1,514,806
Senior bank notes...........  2,027,339    754,582     754,556
Federal Home Loan Bank
 advances...................    581,457    528,173     605,061
Reset Asset Capital
  Securities of National
  City Capital Trust I......    499,892         --          --
                            ----------  ----------  ----------
  Total other long-term
    debt....................  3,108,688  1,282,755   1,359,617
                            ----------  ----------  ----------
    Total................... $4,745,546 $2,994,418  $2,874,423
                            ==========  ==========  ==========

    A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 2, 2001. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at September 30, 1997.

7. CAPITAL RATIOS

    The following table reflects various measures of capital:

                    SEPT. 30             Dec. 31            Sept. 30
                      1997                1996                1996
  (Dollars in    ---------------     ---------------     ---------------
   Millions)      AMOUNT   RATIO      Amount   Ratio      Amount   Ratio
------------------------------------------------------------
Total
  equity(1)..... $4,326.4   8.21%    $4,432.1   8.71%    $4,336.2   8.88%
Tangible
  equity(2).....  3,780.6   7.25      3,932.7   7.81      3,820.5   7.76
Tier 1
  capital(3)....  3,759.4   8.93      3,976.5   9.84      3,943.8  10.36
Total risk-based
  capital(4)....  5,800.4  13.77      5,980.6  14.79      5,739.9  15.08
Leverage(5).....  3,759.4   7.41      3,976.5   8.16      3,943.8   8.22
------------------------------------------------------------

(1) Computed in accordance with generally accepted accounting principles, including unrealized market value adjustment of securities available for sale.
(2) Stockholders' equity less all intangible assets and servicing rights; computed as a ratio to total assets less intangible assets and servicing rights.
(3) Stockholders' equity less certain intangibles and the unrealized market value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(4) Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio to risk-adjusted assets, as defined.
(5) Tier 1 capital; computed as a ratio to average total assets less certain intangibles.
------------------------------------------------------------

    National City's Tier 1, total risk-based capital and leverage ratios are well above the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimum of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.
    Intangible asset and mortgage servicing right totals used in the capital ratio calculations are summarized below:

                                    SEPT. 30  Dec. 31  Sept. 30
       (Dollars in Millions)          1997     1996      1996
---------------------------------------------------------------
Goodwill............................  $329.7  $307.8    $313.1
Other intangibles...................    25.0    50.4      64.4
                                    --------  -------  --------
Total intangibles...................  $354.7  $358.2    $377.5
Mortgage servicing rights...........  $191.2  $141.2    $138.2
---------------------------------------------------------------

8. STOCKHOLDERS' EQUITY

                        SEPT. 30      Dec. 31     Sept. 30
 (Outstanding Shares)     1997         1996         1996
-----------------------------------------------
Common Stock, $4.00
  par value,
  authorized
  700,000,000 shares.. 213,848,468  223,198,494  222,645,087

9. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                      Nine Months Ended
                                        September 30
                                 ---------------------------
        (In Thousands)              1997            1996
------------------------------------------------------------
Applicable to income exclusive
  of securities transactions...   $ 260,029       $ 218,107
Applicable to securities
  transactions.................      17,225          28,433
                                 -----------     -----------
        Total..................   $ 277,254       $ 246,540
                                 ===========     ===========

    The effective tax rate was approximately 31.7% and 31.1% for the nine months ended September 30, 1997 and 1996, respectively.

10. REGULATORY DIVIDENDS

    A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At September 30, 1997, bank subsidiaries had the ability to pay the Parent company, without prior regulatory approval, approximately $824.0 million of dividends. During the first nine months of 1997, dividends totaling $105.0 million were declared and $327.5 million of previously declared dividends were paid to the Parent company.

11. EARNINGS PER SHARE

    The calculation of net income per common share follows:

                              Three Months Ended    Nine Months
                                                       Ended
                                 September 30       September 30
        (In Thousands         ------------------ ------------------
  Except Per Share Amounts)     1997      1996     1997      1996
-------------------------------------------------------------------
PRIMARY:
 Net income.................. $204,009  $185,822 $598,427  $545,518
 Less preferred dividend
   requirements..............       --        --       --     4,028
                              --------  -------- --------  --------
 Net income applicable to
   common stock.............. $204,009  $185,822 $598,427  $541,490
                              ========  ======== ========  ========
 Average common shares
   outstanding...............  219,456   226,152  221,977   221,494
                              ========  ======== ========  ========
 Primary net income per
   common share..............     $.93      $.82    $2.70     $2.44
                              ========  ======== ========  ========
ASSUMING FULL DILUTION:
 Net income.................. $204,009  $185,822 $598,427  $545,518
                              ========  ======== ========  ========
 Average common shares
   outstanding...............  219,456   226,152  221,977   221,494
 Stock option adjustment.....      102       220       87       148
 Preferred stock
   adjustment................       --        --       --     3,572
                              --------  -------- --------  --------
 Average common shares
   outstanding, as
   adjusted..................  219,558   226,372  222,064   225,214
                              ========  ======== ========  ========
 Fully diluted net income per
   common share..............     $.93      $.82    $2.70     $2.42
                              ========  ======== ========  ========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
     Net income for the quarter ended September 30, 1997 was $204.0 million, an increase of 9.8% over the $185.8 million earned in the third quarter of 1996. Fully-diluted net income per common share was $.93 for the third quarter of 1997, a 13.4% increase over $.82 earned in 1996.
     Net income for the first nine months of 1997 increased 9.7% to $598.4 million from $545.5 million last year. Fully-diluted net income per common share was $2.70 for the first nine months, up 11.6% over $2.42 earned in 1996.
     Returns on average common equity for the third quarter and first nine months of 1997 were 18.50% and 18.33%, respectively, compared to 17.55% and 17.82%, for the same periods in 1996. Returns on average assets for the third quarter and first nine months of 1997 were 1.58% and 1.59%, respectively, compared to 1.53% and 1.50% for the same periods in 1996.
     Growth in net income for the third quarter and the first nine months was due to loan growth, strong fee income and ongoing management of expenses. For the third quarter and first nine months of 1997, noninterest income, excluding securities gains, was up 13.0% and 12.3%, respectively, as a result of increases in all major revenue categories. Noninterest expense for the third quarter of 1997 increased 3.4% from the same period last year. For the first nine months of 1997, noninterest expense, excluding merger and restructuring expenses, increased 1.4% from last year's comparable period.
     Securities gains/(losses) were immaterial for the third quarter of 1997 and 1996. Year-to-date, securities gains were $49.3 million, most of which offset restructuring expenses of $33.3 million in the second quarter of 1997. The restructuring expense represented the estimated costs of reorganizing six Ohio banking subsidiaries under a single statewide charter. On a per share basis, after-tax securities gains were $.14 per share for the first nine months of 1997 and $.23 per share for the comparable period in 1996.
     Results for the third quarter of 1997 reflect the impact from the sale of the $400 million private label credit card portfolio ("Private Label") sold in mid-November 1996. Although the portfolio was small relative to National City's total loan portfolio, it did have an impact on net interest income, the net interest margin and net loan charge-offs. On average, the Private Label loan portfolio yielded over 20%, however this was offset by a net charge-off rate approaching 6% and a relatively costly infrastructure. The tables below isolate the impact of the Private Label loan portfolio on the third quarter and first nine months of 1996 (assumes investment yield of 7% on reinvested proceeds from the sale).

                             THIRD QUARTER OF 1996

                                     PRO-FORMA
                                     EXCLUDING
                      REPORTED     PRIVATE LABEL
                     ----------    -------------
Net interest
 income............    $489,939        $476,000
Net interest
 margin............       4.50%           4.38%
Loan yield.........       8.76%           8.64%
Net charge-offs....     $38,000         $31,411
Net charge-off
 ratio.............        .44%            .37%

                           FIRST NINE MONTHS OF 1996

                                     PRO-FORMA
                                     EXCLUDING
                      REPORTED     PRIVATE LABEL
                     ----------    -------------
Net interest
 income............  $1,455,019      $1,411,000
Net interest
 margin............       4.44%           4.31%
Loan yield.........       8.80%           8.64%
Net charge-offs....    $103,637         $87,457
Net charge-off
 ratio.............        .40%            .34%

UNIT PROFITABILITY
     The financial performance of National City is monitored by an internal profitability measurement system which produces line-of-business results and key performance measures. National City's major business units in-clude corporate banking, retail banking and fee-based businesses. The corporate banking business includes commercial and corporate lending, commercial real estate finance, asset-based lending and leasing. The retail banking business includes the deposit gathering branch franchise, small business lending, consumer lending, and the Private Client Group. The fee-based businesses include institutional trust, mortgage banking, item processing and brokerage.
     Table 1 on page 12 reflects the results underlying the economics of each of these businesses. Expenses for centrally provided services are allocated based on estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed by the investment/funding unit within the "Parent and other" line item in Table 1. Methodologies may change from time to time as accounting systems are enhanced or business products change.
     The increase in corporate banking net income was primarily due to increased loan volume, a reduced provision for loan losses, an increase in fee income and controlled operating expenses.
     Despite an increase in noninterest revenue, retail banking net income remained relatively flat primarily as a result of a decline in deposits, tighter spreads on deposit accounts, and an increase in the provision for loan losses.
     The increased profitability in fee-based businesses was primarily due to growth in mortgage banking, brokerage, and institutional trust net income.
     Parent and other net income increased primarily because of higher contribution from the investment/funding unit.

NET INTEREST INCOME
     For the third quarter and first nine months of 1997, tax-equivalent net interest income of $495.4 million and $1,467.2 million, respectively, were flat compared to the same periods last year. The net interest margin for the third quarter of 1997 was 4.26% compared to 4.50% for the comparable 1996 period. Although third quarter average total loans were up 6.9% over the same period last year, margins narrowed over last year as a result of the sale of the private label credit card portfolio, generally tighter spreads on loans and deposits, and increased use of purchased funding to fund loan growth.
     National City's net interest margin is affected by the use of off-balance sheet derivative financial instruments. For the first nine months of 1997, net interest income included approximately $33.1 million related to the use of derivative instruments, compared to $31.0 million in 1996. For the first nine months of 1997 and 1996, the derivatives portfolio contributed approximately 9 basis points to the net interest margin.
     During the third quarter of 1997, the notional outstandings of interest rate swap agreements increased $2.1 billion to $12.7 billion. During the quarter, $335 million in swaps were added to manage the Corporation's interest rate risk position by synthetically converting fixed rate debt to variable rate; $2.5 billion in swaps were added to hedge loans; $42 million in swaps were added to hedge securities added to the investment portfolio; $22 million in swaps were added to hedge the market value of mortgage servicing rights; and $195 million in swap agreements were added to facilitate interest rate risk management at third parties. A total of $1.0 billion in swaps matured or were terminated during the quarter. The net unrealized gains in the derivative portfolio were $22.4 million at September 30, 1997 compared to unrealized losses of $35.4 million at June 30, 1997.
     Management attempts to prevent adverse swings in current and future net interest income and capital resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through income simulation, static gap and net present value analyses.
     At September 30, 1997, the Corporation's interest-rate risk position remained modestly liability sensitive. The earnings simulation model projects that net income would decrease by 0.7% if market rates rise gradually by two percentage points over the next year, relative to a stable-rate scenario. In an environment where market rates fall gradually by two percentage points over the next year, the model estimates an increase in net income of 1.0%, relative to a stable-rate scenario. As of June 30, 1997, the corresponding changes were (1.2)% of net income in the rising-rate environment and 0.9% in the falling-rate environment. The cumulative one-year gap was (6.5%) of adjusted earning assets at September 30, 1997. The Corporation's net present value model indicates that a one and a half percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cashflows by an amount equal to 3.1% of total net present value at the end of the quarter. In addition, a one and a half percentage point immediate downward rate shock is estimated to cause total net present value to fall by 4.4%.

NONINTEREST INCOME
     Noninterest income, excluding securities gains, totaled $322.5 million for the third quarter of 1997 and $921.0 million for the first nine months. This represented increases of 13.0% and 12.3%, respectively, over the same periods last year. The increases were driven by revenue increases in mortgage banking, item processing, trust, card-related fees and deposit service charges. The large increase in mortgage banking revenue was primarily due to increased


      TABLE 1: UNIT PROFITABILITY

                                        NINE MONTHS ENDED        Nine months ended
                                        SEPTEMBER 30, 1997       September 30, 1996
                                       --------------------     --------------------
                                        NET       RETURN ON      Net       Return on
       (Dollars in Millions)           INCOME      EQUITY       Income      Equity
------------------------------------------------------------------------------------
Corporate banking..................    $148.3       22.85%      $132.0       20.91%
Retail banking.....................     368.3        25.92       370.0        25.71
Fee-based businesses...............      48.2        13.30        42.2        16.64
Parent and other...................      33.6           --         1.3           --
                                       ------                   ------
    Consolidated total.............    $598.4       18.33%      $545.5       17.82%
                                       =======                  =======

      TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                               Nine months ended
                                                                 September 30
                                                         -----------------------------
                    (In Millions)                           1997              1996
--------------------------------------------------------------------------------------
Interest adjustment to loans.........................      $   9.0            $17.0
Interest adjustment to securities....................         (1.9)             (.2)
                                                         -----------       -----------
  Interest adjustment to earning assets..............          7.1             16.8
Interest adjustment to interest bearing
  liabilities........................................        (26.0)           (14.2)
                                                         -----------       -----------
  Effect on net interest income......................      $  33.1            $31.0
                                                         ===========       ===========

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

mortgage origination activity as a result of the favorable rate environment and the February 1997 acquisition of Bank United's non-Texas mortgage origination business, Commonwealth United.
     The first nine months of 1997 included $9.5 million of gains on sales of branches and other assets. The first nine months of 1996 included gains of $8.3 million on the sale of branches.

NONINTEREST EXPENSE
     For the third quarter and first nine months of 1997, noninterest expense totaled $482.7 million and $1,440.4 million, respectively. This is compared to $466.9 million and $1,456.0 million, respectively, for the same periods in 1996. Excluding merger and restructuring expenses, noninterest expense for the nine months of 1997 and 1996 totaled $1,400.8 million and $1,381.2 million, respectively. The modest increases in expenses compared to the 1996 periods are the result of acquisitions within the mortgage and item processing businesses.
     For the first nine months of 1997, merger and restructuring expenses included $33.3 million of expenses associated with the consolidation of National City's six Ohio banking subsidiaries under a single statewide charter, and a $6.3 million charge relating to organizational restructuring at National City's 88%-owned item processing subsidiary, National Processing, Inc. (NYSE:NAP). For the same period last year, merger expenses of $74.7 million were incurred in connection with the Integra Financial Corporation merger which closed on May 3, 1996.
     As Table 3 indicates, National City's staff level on a full-time equivalent basis was 26,957 at September 30, 1997, up from 26,309 at September 30, 1996. The increased staff level in the fee-based businesses was prima-


      TABLE 3: FULL-TIME EQUIVALENT STAFFING AND
OVERHEAD PERFORMANCE MEASURES

                                        SEPTEMBER 30, 1997                         September 30, 1996
                              --------------------------------------     --------------------------------------
                              FULL-TIME                                  Full-Time
                              EQUIVALENT     OVERHEAD     EFFICIENCY     Equivalent     Overhead     Efficiency
                                STAFF         RATIO         RATIO          Staff         Ratio         Ratio
----------------------------------------------------------------------------------------------------------------
Corporate and retail
 banking.....................   15,308         37.01%        51.50%        16,543         41.54%        52.53%
Fee-based businesses.........   10,222            --         69.68%         8,518            --         84.70
Corporate....................    1,427            --            --          1,248            --            --
                              ----------                                 ----------
   Total.....................   26,957         35.41%        60.32%        26,309         43.27%        63.58%
                              ===========                                ==========
Excluding merger and
 restructuring charges.......                  32.70%        58.66%                       38.19%        60.31%

      TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
                 AVERAGE LOANS

                                           Third Quarter           First Nine Months
                                         1997         1996         1997         1996
      ---------------------------------------------------------------------------------
      Commercial........................ .16%         .11%         .18%           .25%
      Real estate -- construction....... (.16)        (.13)        (.25)         (.21)
      Real estate -- commercial......... .23          .06          .05           (.03)
      Real estate -- residential........ .06          .05          .06            .05
      Consumer.......................... .54          .76          .60            .59
      Credit card....................... 3.87         4.38         3.88          3.75
      Home equity....................... .14          .14          .10            .12
      Total net charge-offs to average
        loans........................... .34%         .44%         .36%           .40%

      TABLE 5: NONPERFORMING ASSETS

                                     SEPTEMBER 30     December 31     September 30
              (In Millions)              1997             1996            1996
      ----------------------------------------------------------------------------
      Commercial:
        Nonaccrual..................    $  62.4          $ 73.8          $  83.9
        Restructured................         --              --               .1
                                     -------------    ------------    -------------
          Total commercial..........       62.4            73.8             84.0
      Real estate related:
        Nonaccrual..................       64.4            66.1             69.4
        Restructured................        2.6             3.2              3.0
                                     -------------    ------------    -------------
          Total real estate
            related.................       67.0            69.3             72.4
                                     -------------    ------------    -------------
          Total nonperforming
            loans...................      129.4           143.1            156.4
      Other real estate owned
        (OREO)......................       18.9            24.5             20.2
                                     -------------    ------------    -------------
      Nonperforming assets..........    $ 148.3          $167.6          $ 176.6
                                     ==============   =============   ==============
      Loans 90 days past-due
        accruing interest...........    $ 103.2          $107.1          $ 115.3
                                     ==============   =============   ==============

rily due to recent acquisitions at National Processing, and the increased number of mortgage loan originators due to the Commonwealth United acquisition. The lower staff level in corporate and retail banking was primarily due to ongoing retail branch restructurings and sales, the sale of the Private Label loan portfolio, and outsourcing of credit card processing.
     The efficiency ratio is defined as noninterest expense as a percentage of fee income plus tax-equivalent net interest income. For the third quarter and first nine months of 1997, the efficiency ratio was 59.01% and 60.32%, respectively, compared to 59.83% and 63.58%, respectively, a year ago. Excluding merger and restructuring expenses, the efficiency ratio for the third quarter and the first nine months of 1997 was 59.01% and 58.66%, respectively, compared to 59.83% and 60.31%, respectively, during the same periods last year.
     The overhead ratio is defined as noninterest expenses less fee income as a percentage of tax-equivalent net interest income. For the third quarter and first nine months of 1997, the overhead ratio was 32.32% and 35.41%, respectively, compared to 36.65% and 43.27%, respectively, a year ago. Excluding merger and restructuring expenses, the overhead ratio for the third quarter and the first nine months of 1997 was 32.32% and 32.70%, respectively, compared to 36.65% and 38.19%, respectively, last year.

EARNING ASSETS AND INTEREST BEARING LIABILITIES
     Average earning assets totaled $46,501 million for the third quarter of 1997, compared to $45,890 million for the second quarter of 1997, and $43,952 million for the third quarter of 1996. The increase over the third quarter of last year primarily reflected total average loans increasing 6.9% from last year. Compared to the second quarter of 1997, earning assets grew as a result of commercial, residential and consumer loan growth, offset by a slight decrease in the securities portfolio.
     Average interest-bearing liabilities increased 6.8% in the third quarter of 1997 over the same period last year. This was primarily due to increased use of longer term funding, including increased utilization of the senior bank note program and the issuance in June of 1997 of $500 million of 6.75% Reset Asset Capital Securities.
     Average core deposits were flat compared to the second quarter of 1997 and third quarter of 1996. Although demand deposits and time deposits increased over the prior year, these gains were offset by decreases in savings account balances. Purchased deposits increased from last year as part of the Corporation's funding strategy.

ASSET QUALITY
     The allowance for loan losses was $708.2 million at September 30, 1997, or 1.84% of loans outstanding, compared to $709.8 million or 1.99% at September 30, 1996. For the third quarter and first nine months of 1997, the provision for loan losses was $36.4 million and $108.4 million, respectively, compared to $38.6 million and $108.0 million, respectively, for the same periods a year ago. During all of these periods, the provision for loan losses matched or exceeded net charge-offs.
     Table 4 presents net charge-offs as a percentage of average loans by portfolio type. For the third quarter and first nine months of 1997, net charge-offs totaled $32.4 million and $97.9 million, respectively. This is compared to $38.5 million and $104.1 million, respectively, for the same periods last year. For the third quarter and first nine months of 1997, net charge-offs as a percentage of average loans were .34% and .36%, respectively. This marked further improvement from .44% and .40%, respectively, from the same periods a year ago. These measures reflected an overall improvement in consumer credit quality, partially due to the sale of the private label credit card portfolio.
     Table 5 indicates nonperforming assets were $148.3 million at September 30, 1997, down $28.3 million from the same time last year. Nonperforming assets as a percentage of loans and OREO were .39%, compared to .49% a year ago.

CAPITAL
     At September 30, 1997, stockholders' equity totaled $4.3 billion.
     During the third quarter, National City repurchased approximately 2 million shares of its common stock, bringing the nine-month year-to-date repurchases up to approximately 12 million shares. As of September 30, 1997, approximately 3 million shares remained authorized for repurchase.
     Book value per common share at September 30, 1997 was $20.23 compared to $19.79 at June 30, 1997 and $19.48 at September 30, 1996. Book value per common share at September 30, 1997, June 30, 1997 and September 30, 1996 included $1.32, $.89 and $.36 per share, respectively, related to unrealized appreciation of securities available for sale.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                   Three Months            Nine Months
                  (Dollars In Millions)                         Ended September 30     Ended September 30
---------------------------------------------------------------------------------------------------------------
                                                                  1997         1996         1997         1996
                                                                --------     --------     --------     --------
ASSETS
Earning Assets:
  Loans:
    Commercial................................................  $ 16,805     $ 15,544     $ 16,505     $ 15,582
    Residential real estate...................................     7,981        7,473        7,709        7,480
    Consumer..................................................     9,687        8,913        9,462        8,598
    Credit card...............................................     1,136        1,527        1,155        1,502
    Home equity...............................................     1,951        1,667        1,878        1,607
                                                                --------     --------     --------     --------
      Total loans.............................................    37,560       35,124       36,709       34,769
  Securities..................................................     8,407        8,389        8,518        8,814
  Federal funds sold and security resale agreements...........       350          366          357          445
  Other short-term investments................................       184           73          196          112
                                                                --------     --------     --------     --------
      Total earning assets....................................    46,501       43,952       45,780       44,140
Allowance for loan losses.....................................      (715)        (709)        (713)        (707)
Market value appreciation of securities available for sale....       349           49          249          153
Cash and demand balances due from banks.......................     2,286        2,341        2,317        2,423
Properties and equipment......................................       629          592          635          590
Customers' acceptance liability...............................        65           68           73           64
Accrued income and other assets...............................     1,959        1,991        1,983        1,962
                                                                --------     --------     --------     --------
      Total assets............................................  $ 51,074     $ 48,284     $ 50,324     $ 48,625
                                                                 =======      =======      =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits.............................................  $  6,438     $  6,347     $  6,394     $  6,319
  NOW and money market accounts...............................     9,162        9,004        9,111        9,050
  Savings accounts............................................     3,693        4,135        3,809        4,163
  Time deposits of individuals................................    13,998       13,875       13,889       13,793
  Other time deposits.........................................       969          597          891          640
  Deposits in overseas office.................................     1,030          994        1,008          833
                                                                --------     --------     --------     --------
      Total deposits..........................................    35,290       34,952       35,102       34,798
  Federal funds borrowed and security repurchase agreements...     3,556        3,792        4,001        3,581
  Borrowed funds..............................................     2,205        1,307        2,086        2,032
  Long-term debt..............................................     4,645        3,065        3,829        3,127
  Acceptances outstanding.....................................        65           68           73           64
  Accrued expenses and other liabilities......................       938          887          868          889
                                                                --------     --------     --------     --------
      Total liabilities.......................................    46,699       44,071       45,959       44,491
Stockholders' Equity:
  Preferred stock.............................................        --           --           --           76
  Common stock................................................     4,375        4,213        4,365        4,058
                                                                --------     --------     --------     --------
      Total stockholders' equity..............................     4,375        4,213        4,365        4,134
                                                                --------     --------     --------     --------
      Total liabilities and stockholders' equity..............  $ 51,074     $ 48,284     $ 50,324     $ 48,625
                                                                 =======      =======      =======      =======

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

               (Dollars In Millions)                                  Daily Average Balance
----------------------------------------------------------------------------------------------------------
                                                                   1997                        1996
                                                       -----------------------------    ------------------
                                                        THIRD     Second      First     Fourth      Third
                                                       QUARTER    Quarter    Quarter    Quarter    Quarter
                                                       -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................   $16,805    $16,654    $16,048    $15,769    $15,544
    Residential real estate.........................     7,981      7,655      7,486      7,503      7,473
    Consumer........................................     9,687      9,409      9,295      9,161      8,913
    Credit Card.....................................     1,136      1,133      1,196      1,418      1,527
    Home equity.....................................     1,951      1,872      1,809      1,753      1,667
                                                       -------    -------    -------    -------    -------
      Total loans...................................    37,560     36,723     35,834     35,604     35,124
  Securities:
    Taxable.........................................     8,129      8,318      8,225      7,991      8,045
    Tax-exempt......................................       278        296        309        331        344
                                                       -------    -------    -------    -------    -------
      Total securities..............................     8,407      8,614      8,534      8,322      8,389
  Federal funds sold................................        61         73         73         82        110
  Security resale agreements........................       289        284        293        263        256
  Other short-term investments......................       184        196        210        214         73
                                                       -------    -------    -------    -------    -------
      Total earning assets/
         Total interest income/rates................    46,501     45,890     44,944     44,485     43,952
Market value appreciation of securities available
  for sale..........................................       349        176        222        201         49
Allowance for loan losses...........................      (715)      (712)      (712)      (711)      (709)
Cash and demand balances due from banks.............     2,286      2,309      2,360      2,468      2,341
Properties and equipment............................       629        638        637        599        592
Customers' acceptance liability.....................        65         72         81         65         68
Accrued income and other assets.....................     1,959      1,979      2,012      1,939      1,991
                                                       -------    -------    -------    -------    -------
      Total assets..................................   $51,074    $50,352    $49,544    $49,046    $48,284
                                                       =======    =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................   $ 9,162    $ 9,115    $ 9,055    $ 8,973    $ 9,004
  Savings accounts..................................     3,693      3,843      3,894      3,982      4,135
  Time deposits of individuals......................    13,998     13,880     13,787     14,038     13,875
  Other time deposits...............................       969        931        771        671        597
  Deposits in overseas offices......................     1,030      1,068        931        946        994
  Federal funds borrowed............................     1,064      1,166      1,426      1,089        983
  Security repurchase agreements....................     2,492      2,650      3,212      2,807      2,809
  Borrowed funds....................................     2,205      2,420      1,627      1,441      1,307
  Long-term debt....................................     4,645      3,751      3,072      2,950      3,065
                                                       -------    -------    -------    -------    -------
      Total interest bearing liabilities/
         Total interest expense/rates...............    39,258     38,824     37,775     36,897     36,769
  Noninterest bearing deposits......................     6,438      6,392      6,355      6,635      6,347
  Acceptances outstanding...........................        65         72         81         65         68
  Accrued expenses and other liabilities............       938        836        842      1,113        887
                                                       -------    -------    -------    -------    -------
      Total liabilities.............................    46,699     46,124     45,053     44,710     44,071
      Stockholders' equity..........................     4,375      4,228      4,491      4,336      4,213
                                                       -------    -------    -------    -------    -------
      Total liabilities and stockholders' equity....   $51,074    $50,352    $49,544    $49,046    $48,284
                                                       =======    =======    =======    =======    =======
Net interest income.......................................................................................
Interest spread...........................................................................................
Contribution of noninterest bearing sources of funds......................................................
Net interest margin.......................................................................................

                      Quarterly Interest                                        Average Annualized Rate
    -------------------------------------------------------     -------------------------------------------------------
                 1997                          1996                          1997                          1996
    -------------------------------     -------------------     -------------------------------     -------------------
     THIRD      Second       First      Fourth       Third       THIRD      Second       First      Fourth       Third
    QUARTER     Quarter     Quarter     Quarter     Quarter     QUARTER     Quarter     Quarter     Quarter     Quarter
    -------     -------     -------     -------     -------     -------     -------     -------     -------     -------
    $363.5      $355.2      $334.8      $338.6      $337.0        8.60%       8.55%       8.43%       8.56%       8.64%
     154.7       150.0       145.3       144.1       144.7        7.75        7.84        7.76        7.68        7.74
     216.1       207.8       199.3       201.5       194.4        8.85        8.86        8.70        8.75        8.68
      39.9        41.4        38.6        51.9        59.0       14.03       14.63       12.90       14.64       15.47
      44.0        41.7        40.6        38.6        36.9        8.95        8.94        8.99        8.77        8.79
    -------     -------     -------     -------     -------
     818.2       796.1       758.6       774.7       772.0        8.67        8.69        8.53        8.67        8.76
     130.0       136.8       132.0       128.7       127.4        6.41        6.58        6.43        6.41        6.30
       6.6         7.6         7.1         8.3         9.8        9.57       10.32        9.19        9.98       11.33
    -------     -------     -------     -------     -------
     136.6       144.4       139.1       137.0       137.2        6.52        6.71        6.53        6.57        6.54
        .9         1.1         1.0         1.1         1.6        5.81        5.89        5.46        5.58        5.67
       4.2         3.8         3.9         3.5         3.4        5.82        5.31        5.43        5.36        5.26
       2.4         2.0         2.0         2.8         1.1        5.02        4.06        3.86        5.20        5.76
    -------     -------     -------     -------     -------
    $962.3      $947.4      $904.6      $919.1      $915.3        8.24%       8.27%       8.11%       8.24%       8.31%
    $ 71.5      $ 67.1      $ 64.0      $ 64.2      $ 63.6        3.10%       2.95%       2.87%       2.85%       2.81%
      22.8        23.8        24.5        25.7        26.8        2.44        2.49        2.55        2.58        2.58
     197.9       193.7       190.3       197.6       195.3        5.61        5.60        5.60        5.61        5.60
      12.7        11.9         9.2         8.2         6.7        5.25        5.13        4.79        4.86        4.48
      13.5        14.4        11.7        12.2        13.2        5.21        5.41        5.08        5.15        5.26
      15.2        16.3        19.9        17.1        15.8        5.66        5.60        5.66        6.24        6.39
      29.7        32.0        38.2        36.0        34.6        4.73        4.84        4.83        5.10        4.90
      30.1        34.4        21.6        17.9        16.7        5.44        5.70        5.39        4.94        5.08
      73.5        59.4        47.8        47.0        47.8        6.28        6.35        6.32        6.34        6.20
    -------     -------     -------     -------     -------
    $466.9      $453.0      $427.2      $425.9      $420.5        4.72%       4.68%       4.59%       4.59%       4.55%

    $495.4      $494.4      $477.4      $493.2      $494.8
    =======     =======     =======     =======     =======
 ...........................................................       3.52%       3.59%       3.52%       3.65%       3.76%
 ...........................................................        .74         .72         .74         .78         .74
                                                                -------     -------     -------     -------     -------
 ...........................................................       4.26%       4.31%       4.26%       4.43%       4.50%
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

                        FORM 10-Q -- SEPTEMBER 30, 1997

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: October 31, 1997

                                                           /s/ ROBERT G. SIEFERS
                                                               Robert G. Siefers
                                                                   Vice Chairman
                                                         Chief Financial Officer
                                                     (Duly Authorized Signer and
                                                    Principal Financial Officer)

                                                     Bulk Rate
National City Center                                U.S. Postage
1900 East Ninth Street                                  PAID
Cleveland, Ohio 44114-3484                         National City
                                                    Corporation