Form 10-K
period 1997-12-31
NATIONAL CITY CORP
filed 1998-01-30
CIK 69970

1997

Annual Report



















                                        [NATIONAL CITY LOGO]
                                        FOLLOW YOUR OWN LEAD.(TM)

                            1997 Annual Report

CORPORATE PROFILE

National City Corporation is a $55 billion                                     A corporate-wide employee
diversified financial services company based in                                    program, Momentum
Cleveland, Ohio. National City operates banks and                            encompasses everything we do
other financial service subsidiaries principally                              at National City to enhance
in Ohio, Kentucky, Indiana and Pennsylvania.                                    our sales and marketing
National City subsidiaries provide financial                                           culture,
services that meet a wide range of customer needs,                          which in turn adds value to our
including commercial and retail banking, trust and                           stockholders. Our employees
investment services, item processing and mortgage                               have embraced change -
servicing.                                                                  change that involves listening
                                                                              closely to the customer and
On December 1, 1997, National City announced the                               understanding his or her
signing of a definitive agreement to merge with                              individual needs. Using this
First of America Bank Corporation, a $21 billion                             information, we can offer the
bank holding company headquartered in Kalamazoo,                              products and services that
Michigan. On January 12, 1998, National City                                    help our customers meet
announced the signing of a definitive agreement to                              their financial goals.
acquire Fort Wayne National Corporation, a $3
billion bank holding company headquartered in Fort
Wayne, Indiana. Both transactions are expected to
close in the second quarter of 1998, subject to
regulatory and stockholder approvals.

National City can be found on the world wide web at www.national-city.com.

                              FINANCIAL HIGHLIGHTS

------------------------------------------------------------------------------------------------
   (Dollars in Thousands Except Per Share
                  Amounts)                          1997             1996         Percent Change
------------------------------------------------------------------------------------------------
FOR THE YEAR:
    Net Income                                      $807,433         $736,630            10%
    Preferred Dividend Requirements                       --            4,028            --
    Net Income Applicable to Common Stock            807,433          732,602            10
    Net Income Per Common Share:
         Basic                                          3.73             3.34            12
         Diluted                                        3.66             3.27            12
    Dividends Paid Per Common Share                     1.67             1.47            14
------------------------------------------------------------------------------------------------
    Return on Average Common Equity                    18.53%           17.69%
    Return on Average Assets                            1.59             1.51
------------------------------------------------------------------------------------------------
    Average Shares -- Basic                      216,429,836      219,095,248            (1)%
    Average Shares -- Diluted                    220,689,763      225,353,501            (2)
------------------------------------------------------------------------------------------------
AT YEAR END:
    Assets                                       $54,683,521      $50,855,835             8%
    Loans                                         39,573,125       35,830,068            10
    Securities                                     8,865,063        8,923,482            (1)
    Deposits                                      36,861,136       35,999,747             2
    Stockholders' Equity                           4,281,351        4,432,063            (3)
------------------------------------------------------------------------------------------------
    Equity to Assets Ratio                              7.83%            8.71%
    Tier 1 Capital Ratio                                8.12             9.84
    Total Risk-Based Capital Ratio                     12.65            14.79
    Leverage Ratio                                      7.01             8.16
------------------------------------------------------------------------------------------------
    Book Value Per Common Share                       $20.28           $19.86             2%
    Market Value Per Common Share                      65.75            44.88            47
------------------------------------------------------------------------------------------------
    Common Shares Outstanding                    211,097,837      223,198,494            (5)%
    Common Stockholders of Record                     34,108           33,801             1
    Full-Time Equivalent Employees                    29,841           26,286            14
------------------------------------------------------------------------------------------------

Note: All prior-period per share data have been restated as necessary to reflect
      Statement of Financial Accounting Standards No. 128, Earnings Per Share. See Note 13 to the Consolidated Financial Statements.

                  TOTAL RETURN - NATIONAL CITY VS. S&P 500
         (cumulative annual rates - assumes reinvestment of dividends)

                              20       15      10       15     1
National City Corporation    18.7     25.3    21.6     26.5   51.2
S&P 500                      16.6     17.5    18       20.2   33.6

                                                                    ----------------------------------
                                                                    To Our Stockholders..............2
                                                                    ----------------------------------
                                                                    Financial Review.................5
                                                                    ----------------------------------
                                                                    Financial Statements and
                                                                      Notes.........................22
                                                                    ----------------------------------
                                                                    Form 10-K.......................44
                                                                    ----------------------------------
                                                                    Board of Directors/Officers.....48
                                                                    ----------------------------------

TO OUR STOCKHOLDERS:

[PHOTO]

(Standing, left)
ROBERT G. SIEFERS
Vice Chairman and
Chief Financial Officer

(Standing, right)
VINCENT A. DIGIROLAMO
Vice Chairman

(Seated)
DAVID A. DABERKO
Chairman and Chief
Executive Officer


     Nineteen ninety seven was another successful year for National City. Net income was a record $807.4 million or $3.66 per share, up 11.9% from 1996 - the sixth consecutive year of double-digit earnings per share growth on an originally reported basis. Return on equity reached 18.53% on a substantial capital base, and return on assets was 1.59%, among the best in the industry. Underlying this superior financial performance was the sound execution of strategic initiatives in all of the company's major lines of business.

[QUOTEBOX -- Underlying this superior financial performance was the sound execution of strategic initiatives in all of the company's major lines of business.]

    In retail banking, our largest line of business, we continued to execute the strategy set forth over the past several years. The primary objective of this strategy is to capture the maximum value of each customer relationship by providing the right mix of products and services, appropriately priced, through each customer's preferred delivery channels. For instance, in 1997 we introduced a non-prime indirect auto lending product to reach a segment of the market traditionally served by finance companies. With a large network of automobile dealer relationships and sophisticated credit scoring techniques, we can be competitive in a business which offers terrific growth potential.
    To gain insight into customer preferences, we continue to make substantial investments in data warehouse technology to more effectively capture and manage customer information. This capability has already resulted in more effective cross-selling and has given us tools to better understand and predict customer needs and preferences.
    We know that customer demand for financial services transcends traditional time and place limitations. To that end, we initiated a multi-year plan to reconfigure our branch delivery system -- reducing traditional, full-service branches while expanding nontraditional alternatives such as in-store locations, limited-service facilities and off-site ATMs -- which, along with enhanced call center capability, makes it easier and more convenient for customers to do business with us.

    In corporate banking, our second largest business, we have worked hard to retain our position as the number one middle-market lender in our region. Our markets continue to be economically vibrant as evidenced by low rates of unemployment and significant growth in small and medium size businesses over the past several years. Our decentralized system of credit approval permits quick responsiveness to customer needs, while our product capability is second to none. For example, we introduced an innovative lending product, Corporate Select, which utilizes built-in interest rate protection options inside a conventional loan to help companies manage risk in a seamless, straightforward manner. Corporate Select offers a competitive advantage in winning and strengthening customer relationships, since there is no comparable product currently available in the market. Through initiatives such as these and a strong team of relationship managers we have been able to maintain or increase market share in virtually all our markets. We have been particularly successful in western Pennsylvania, which we entered through the merger with Integra Financial Corporation in 1996. As we said at the time, one of the most notable opportunities in that transaction was the chance to increase share in middle-market corporate banking.

[QUOTEBOX -- For the company as a whole, there is no time to rest on our laurels from 1997's excellent performance.]

    We also took decisive actions during the year with respect to the Corporation's fee-based businesses. In April, we launched a significant new initiative, Wealth Management, targeting the affluent and emerging affluent segments with a client-focused, customer-friendly approach. Combining retail brokerage, private banking, financial planning and personal trust under one umbrella, Wealth Management brings together resources from around the company to effectively meet the needs of these important and growing customer segments.
    The other fee-based businesses, Institutional Trust, Mortgage Banking, and National Processing all made substantial progress in 1997. Within Institutional Trust, fundamental improvements in investment performance and customer service have driven improved financial results. In Mortgage Banking, investments in new origination sources have strengthened an already-efficient servicing operation, and the business is now growing nicely. Finally, at National Processing, our 88%-owned item processing subsidiary, a new management team has taken steps to improve efficiency and broaden the customer base and business mix. After some disappointments early in 1997, National Processing enters 1998 with considerable momentum.
    For the company as a whole, there is no time to rest on our laurels from 1997's excellent performance. We retain a sense of urgency with the knowledge that National City, like virtually every other regional bank, has derived a significant percentage of its income over the years from gathering and maintaining "core" deposits; that is, customer checking, savings and money market accounts. Due to changing consumer preferences, technology, and deregulation, the traditional core deposit business is in long-term secular decline. Our challenge is to manage this decline and to increase the profitability of the total customer relationship even as core deposit profitability shrinks. The data warehouse and information management initiatives mentioned earlier are critical components of the strategy. We are advantaged in having all of our banking units on the same operating systems, which has also allowed us to address the "year 2000 problems" ahead of much of the rest of the competition. Having the right product array is also essential. Equally important is the fostering of a sales and marketing culture, so that serving customers truly becomes the focus of everything we do.

    An additional challenge and exciting opportunity we will undertake in 1998 is the proposed merger with First of America Bank Corporation, which was announced in December 1997, and, subject to shareholder and regulatory approvals, is expected to be completed in the second quarter of 1998. First of America, which has $21 billion in assets and is based in Kalamazoo, Michigan, dramatically enhances the National City franchise through the addition of over three million customers in markets across Michigan, central Indiana and key Illinois cities outside Chicago. Although the one-time charges associated with the merger will temporarily disrupt National City's earnings per share growth record in 1998, we expect enhanced earnings growth in 1999 and beyond through the rollout of National City products and services to First of America's markets and customer base, and the realization of economies of scale. By integrating First of America quickly and decisively, following the same business model employed for the Integra acquisition in 1996, we will maintain momentum and continue the progress in the other critical initiatives underway throughout the rest of the company.

[QUOTEBOX -- Management, employees and directors continued to increase their stock ownership during the year, underscoring and reinforcing our collective dedication to shareholder interests.]

    We also announced, on January 12, 1998, an agreement to acquire Fort Wayne National Corporation, a $3 billion in assets banking company which has the number one and two market share, respectively, in the attractive northern Indiana markets of Fort Wayne and South Bend. This franchise will significantly enhance our Indiana banking presence, and will be integrated on a similar timetable with the First of America merger.
    Some important management changes occurred in 1997. Following the mid-year retirement of Bill Robertson, who had been president, Bob Siefers was appointed vice chairman and became a member of the Office of the Chairman in October. Bob's 26-year career with National City has included a variety of assignments around the company, most recently as chief financial officer. Bob has been influential in virtually every major corporate decision at National City over at least the last 15 years, and this appointment formally recognizes his role in the management team.
    Finally, National City stock again proved to be a superb investment in 1997, providing stockholders with a total return (price appreciation plus dividends) of 51.2%, compared to 33.6% for the market as a whole as measured by the S&P
500. The dividend was increased twice during the year, as has been the case for each of the last five years, with a further boost, to $.46 per share, effective for the first quarter of 1998. Management, employees and directors continued to increase their stock ownership during the year, underscoring and reinforcing our collective dedication to shareholder interests.



    /s/ David A. Daberko
    David A. Daberko
    Chairman and Chief Executive Officer

    January 21, 1998

FINANCIAL REVIEW


EARNINGS SUMMARY
   National City Corporation ("National City" or "the Corporation") reported record net income of $807.4 million in 1997, compared with $736.6 million in 1996 and $591.5 million in 1995. Diluted earnings per share increased 11.9% in 1997 to $3.66, compared with $3.27 in 1996 and $2.64 in 1995.
   Return on average common equity was 18.53% in 1997, up from 17.69% in 1996 and 16.18% in 1995 (Chart 2). Return on average assets was 1.59% in 1997 versus 1.51% in 1996 and 1.23% in 1995 (Chart 3).
   The 1997 results reflect growth in noninterest income, controlled operating expenses and stable net interest income. Excluding securities gains, noninterest income increased 14.2% to $1,292.4 million primarily as a result of growth in item processing fees, service charges on deposits, card-related fees and mortgage banking revenue. Excluding merger and restructuring expenses, noninterest expense increased 2.2% to $1,944.7 million as a result of increased business activity and acquisitions.
   For the full year, merger and restructuring expenses totaled $65.9 million. Of these expenses, $33.3 million represented costs associated with reorganizing six Ohio banking subsidiaries under a single statewide charter; $19.3 million represented costs incurred in connection with the pending First of America merger (see Note 3 to the Consolidated Financial Statements), and $13.3 million in severance and reorganization costs at National City's item processing subsidiary, National Processing, Inc. These charges were offset by securities gains of $83.5 million, generated primarily from National City's Bank Stock Fund, an internally managed corporate investment fund.
   The following table reconciles the major changes in diluted earnings per common share:

---------------------------------------------------------
                                          1997      1996
                                           vs        vs
                                          1996      1995
---------------------------------------------------------
DILUTED EARNINGS PER SHARE, PRIOR YEAR    $3.27     $2.64
  Increase (decrease) from changes in:
  Net interest income                        --       .51
  Provision for loan losses                 .03      (.15)
  Fees and other income                     .72       .57
  Securities gains                         (.11)      .22
  Noninterest expense                      (.15)     (.27)
  Shares outstanding and taxes             (.10)     (.25)
---------------------------------------------------------
DILUTED EARNINGS PER SHARE, CURRENT YEAR  $3.66     $3.27
---------------------------------------------------------

   "Tangible" or "cash" earnings per share were $3.78 in 1997 and $3.43 in 1996. This calculation adjusts net income for the non-cash impact of intangible amortization expense. "Return on tangible equity," which excludes the non-cash impact of intangible amortization from net income and intangibles from average common equity, was 21.2% in 1997 versus 20.4% in 1996.

UNIT PROFITABILITY
   The financial performance of National City is monitored by an internal profitability measurement system which produces line-of-business results and key performance measures. National City's major business units include retail banking, corporate banking and fee-based businesses. The reported results reflect the underlying economics of the businesses. Expenses for centrally-provided services are allocated based on estimated usage of those services. Capital has been allocated among the businesses on a risk-adjusted basis. The

CHART 1: DILUTED NET INCOME AND DIVIDENDS PER COMMON SHARE
(not restated for poolings)

                                     Diluted Net Income           Dividends Paid
                                         Per Share                  Per Share
              77                             0.81                     0.29
              78                             0.84                     0.33
              79                             0.91                     0.37
              80                             0.89                     0.41
              81                             0.76                     0.41
              82                             0.84                     0.41
              83                             0.95                     0.41
              84                             1.21                     0.42
              85                             1.52                     0.44
              86                             1.72                      0.5
              87                             1.17                      0.6
              88                             1.92                     0.72
              89                             2.18                     0.84
              90                             1.93                     0.94
              91                              1.8                     0.94
              92                             2.06                     0.94
              93                             2.37                     1.06
              94                             2.64                     1.18
              95                             2.95                      1.3
              96                             3.27                     1.47
              97                             3.66                     1.67

businesses are match-funded and interest rate risk is centrally managed by the investment/funding unit within the "Parent and other" line item in the contribution table below.
   The contribution of National City's major units to consolidated results for the past two years is summarized in the following table:

----------------------------------------------------------
                             1997               1996
                        ---------------    ---------------
                                 RETURN             Return
                         NET       ON       Net       on
(Dollars in Millions)   INCOME   EQUITY    Income   Equity
----------------------------------------------------------
Corporate banking       $200.6   22.72%    $178.6   21.09%
Retail banking           499.2   26.26      478.3   24.92
Fee-based businesses      70.4   15.55       59.9   16.34
Parent and other          37.2      --       19.8      --
----------------------------------------------------------
Consolidated total      $807.4   18.53%    $736.6   17.69%
----------------------------------------------------------

   CORPORATE BANKING: Corporate banking includes commercial and middle-market corporate lending, commercial real estate, asset-based lending, commercial leasing, loan syndications, cash management and related services. The increase in corporate banking was due to increased loan volume, lower credit costs, and higher fee income.
   RETAIL BANKING: Retail banking includes the deposit gathering branch franchise, and lending to individuals and small businesses. Lending activities include residential mortgages, indirect and direct consumer installment loans, auto leases, home equity loans and credit card loans. Retail banking also includes the results of the Private Client Group which provides private banking, investment management, fiduciary and tax services to affluent and high net worth individuals. The increase in retail banking reflected strong fee income and lower overhead costs.
   FEE-BASED BUSINESSES: The fee-based businesses include item processing, mortgage banking, institutional trust and brokerage:
- Item processing is conducted by National City's majority-owned subsidiary, National Processing, Inc. ("National Processing") (NYSE: NAP), and includes merchant credit card processing, airline ticket processing, check guarantee services, and receivables and payables processing services.
- Mortgage banking includes the origination of mortgages through 108 retail mortgage origination offices, member bank branches, and wholesale/broker branches, as well as mortgage loan servicing. The servicing portfolio totaled $26.1 billion at December 31, 1997 compared to $22.8 billion in 1996.
- Institutional trust includes employee benefit administration, mutual fund management, charitable and endowment services, and custodial services. Trust assets under management totaled $44.0 billion at December 31, 1997, up from $38.3 billion at December 31, 1996. These assets include National City's ARMADA(TM) mutual fund family which had 18 funds and $6.3 billion in assets at December 31, 1997. The increase from $5.1 billion last year is due to new sales and a strong stock market.
- Full-service brokerage and investment banking services are conducted by National City's wholly-owned subsidiary, NatCity Investments, Inc. NatCity employs over 200 brokers and provides a full array of investment banking services, including debt and equity underwriting, trading and market making, and merger and acquisition advisory services.

CHART 2: RETURN ON AVERAGE COMMON EQUITY
(net income after preferred dividends, divided by average common equity)

              92             13.63
              93             18.75
              94             17.31
              95             16.18
              96             17.96
              97             18.53

CHART 3: RETURN ON AVERAGE ASSETS
(net income divided by average assets)
              92              0.99
              93              1.45
              94              1.35
              95              1.23
              96              1.51
              97              1.59

   The increase in net income in the fee-based businesses reflects revenue growth in all units which is further described in the Noninterest Income discussion beginning on page 8.
   The parent and other category includes general corporate expenses and unusual income or expense items not allocated to the business units, unallocated capital, interest expense on corporate debt, net securities gains and the results of the investment/funding unit. Parent and other net income increased primarily because of the higher contribution from the investment/funding unit.

NET INTEREST INCOME
   On a tax equivalent basis, net interest income was $1,962.2 million in 1997, compared to $1,963.5 million in 1996, and $1,849.5 million in 1995 (Chart 4). Flat net interest income in 1997 reflects the increased use of non-deposit sources to fund loan growth, a change in loan composition as well as narrower spreads. Loan composition has been affected by National City's strategic decision to exit the private label credit card business in late 1996 which resulted in the November 1996 sale of $400 million in private label credit card outstandings. Although the outstandings sold were small relative to National City's total loan portfolio, the sale did have an impact on net interest income, the net interest margin and net loan charge-offs. The table below isolates the impact of the private label portfolio on the full year of 1996 by presenting pro forma results excluding the $400 million in outstandings (assumes investment yield of 7% on reinvested proceeds from the sale):

---------------------------------------------------------------
                                                      1996
                                                    PRO-FORMA
                            1997        1996        EXCLUDING
  (Dollars in Millions)    ACTUAL      ACTUAL     PRIVATE LABEL
---------------------------------------------------------------
Net interest income       $1,942.8    $1,942.6      $ 1,895.0
Net interest margin           4.25%       4.44%          4.33%
Loan yield                    8.63%       8.78%          8.63%
Net charge-offs           $  139.0    $  146.5      $   125.5
Net charge-off ratio           .37%        .42%           .36%
---------------------------------------------------------------

   To compare nontaxable asset yields to taxable yields on a similar basis, amounts are adjusted to pretax equivalents, based on the marginal corporate tax rate of 35%. The following table reconciles net interest income as shown in the financial statements to tax equivalent net interest income:

--------------------------------------------------------------
  (Dollars in Millions)     1997        1996          1995
--------------------------------------------------------------
Net interest income -
  per financial
  statements              $1,942.8    $1,942.6      $ 1,828.3
Tax equivalent adjustment     19.4        20.9           21.2
--------------------------------------------------------------
Net interest income -
  tax equivalent          $1,962.2    $1,963.5      $ 1,849.5
--------------------------------------------------------------
Average earning assets    $ 46,184    $ 44,227      $  43,844
--------------------------------------------------------------
Net interest margin           4.25%       4.44%          4.22%
--------------------------------------------------------------

CHART 4: NET INTEREST INCOME AND NET INTEREST MARGIN




       Net Interest Margin    Net Interest Margin

92             1714                  4.54
93             1790                  4.63
94             1811                  4.5
95             1849                  4.22
96             1963                  4.44
97             1962                  4.25

Net interest income was flat in 1997 as earning asset growth was offset by a decline in the margin.

The following table summarizes the contribution of derivatives to net interest income (amounts in brackets represent reductions of the related interest income or expense line, as applicable):

-----------------------------------------------------------
    (Dollars in Millions)       1997       1996       1995
-----------------------------------------------------------
INTEREST ADJUSTMENT TO:
  Loans                        $  9.2     $ 21.9     $(13.1)
  Securities                     (2.5)      (1.0)      (7.7)
-----------------------------------------------------------
  Earning assets                  6.7       20.9      (20.8)
  Interest-bearing liabilities  (35.5)     (21.8)      (4.6)
-----------------------------------------------------------
EFFECT ON NET INTEREST INCOME  $ 42.2     $ 42.7     $(16.2)
-----------------------------------------------------------

   The effects of changing interest rates on corporate performance are more fully discussed in the Market Risk Management discussion starting on page 16.
   The following table shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of assets and liabilities:

-------------------------------------------------------------------------
                       1997 VS. 1996                 1996 vs. 1995
                 --------------------------   ---------------------------
                 DUE TO CHANGE IN             Due to Change in
(Dollars in      ----------------     NET     -----------------     Net
Millions)        VOLUME    RATE*    CHANGE    Volume     Rate*    Change
-------------------------------------------------------------------------
INCREASE (DECREASE) IN TAX EQUIVALENT INTEREST INCOME --
 Loans           $197.7    $(53.5)  $144.2    $197.1    $ (51.4)  $145.7
 Securities       (16.7)     (6.4)   (23.1)   (102.6)      24.5    (78.1)
 Short-term
   investments     (2.2)       .3     (1.9)    (12.6)      (3.8)   (16.4)
-------------------------------------------------------------------------
TOTAL            $178.8    $(59.6)  $119.2    $ 81.9    $ (30.7)  $ 51.2
-------------------------------------------------------------------------
(INCREASE) DECREASE IN INTEREST EXPENSE --
 NOW and money
  market accounts $ (3.8)  $(20.5)  $(24.3)   $(14.1)   $  (9.1)  $(23.2)
 Savings             9.8      5.3     15.1       8.9        4.8     13.7
 Time deposits      (2.8)     1.2     (1.6)     (4.0)      15.7     11.7
 Borrowed funds   (120.2)    10.5   (109.7)     22.5       38.1     60.6
-------------------------------------------------------------------------
TOTAL            $(117.0)  $ (3.5)  $(120.5)  $ 13.3    $  49.5   $ 62.8
-------------------------------------------------------------------------
INCREASE (DECREASE) IN TAX
 EQUIVALENT NET INTEREST INCOME     $ (1.3)                       $114.0
-------------------------------------------------------------------------

* Changes in interest income and interest expense not arising solely from rate or volume variances are included in rate variances.
------------------------------------------------------------

NONINTEREST INCOME
   An analysis of noninterest income for the last three years follows:

------------------------------------------------------------
 (Dollars in Thousands)     1997         1996         1995
-------------------------------------------------------------
Item processing revenue  $  393,115   $  364,512   $  327,929
Service charges on
  deposits                  228,986      214,659      196,474
Trust fees                  195,815      177,124      167,224
Card-related fees           137,931      123,306       98,806
Mortgage banking revenue    124,538       81,145       66,821
Service fees - other         59,275       54,209       53,693
Brokerage revenue            49,784       47,546       29,502
Real estate owned income      8,712        7,474        5,188
Other                        94,266       61,310       58,204
-------------------------------------------------------------
TOTAL FEES AND OTHER
  INCOME                 $1,292,422   $1,131,285   $1,003,841
-------------------------------------------------------------
 Securities gains            83,514      108,146       42,365
-------------------------------------------------------------
TOTAL NONINTEREST INCOME $1,375,936   $1,239,431   $1,046,206
-------------------------------------------------------------

   Total fees and other income increased 14.2% in 1997 to $1,292.4 million from $1,131.3 million in 1996. All categories increased in 1997, with the highest growth coming from item processing, card-related fees, service charges on deposits, trust fees and mortgage banking revenue.
   Item processing revenue generated by National Processing increased 7.8% in 1997 to $393.1 million as a result of acquisitions and increases in corporate outsourcing fee revenue. In 1997, National Processing acquired NTA, Inc. and Intracon, Inc., both freight processing companies; MRS Jamaica, a healthcare form processing company; Data Management Services, a data processing company; and Financial Alliance, an independent sales organization. These acquisitions added $26.6 million to 1997 revenues.
   Deposit service charges increased 6.7% in 1997 and 9.3% in 1996 primarily due to the implementation of a uniform fee structure across the National City franchise.
   Trust fees increased 10.6% in 1997 and 5.9% in 1996 primarily due to market-related increases in assets under management.
   Card-related fees increased 11.9% to $137.9 million in 1997. The increase reflects repricing of cardholder fees across the franchise, and higher ATM interchange fees. The 24.8% increase in 1996 card-related fees is due to the full year impact of excess servicing fees realized from the September 1995 $440 million credit card receivable securitization.
   Mortgage banking revenue increased 53.5% to $124.5 million in 1997. The increase was due to increased mortgage origination volume and higher mortgage servicing revenue. Loan originations nearly doubled to $7.0 billion in 1997 from $3.7 billion in 1996. Increased volume was due to the favorable interest rate environment and the February 1997 acquisition of Bank United's non-Texas mortgage origination business. Of the mortgages originated in 1997, $6.1 billion were sold in the secondary market, compared to $2.6 billion last year. Gains on the sale of mortgages totaled $56.8 million in 1997, $27.6 million in 1996 and $2.8 million in 1995. The gains for 1997 and 1996 include amounts related to the capitalization of originated servicing rights under the provisions of Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. See Note 1 to the Consolidated Financial Statements for further discussion regarding mortgage servicing rights.
   In 1997, other income included $13.7 million in gains on the sale of branches and other assets, and $13.0 million of appreciation resulting from National City's investment in a private investment partnership. In 1996, other income included a $6.0 million gain on the sale of the private label credit card business and $9.2 million of gains on branch sales. In 1995, other income included a $9.2 million gain on the sale of credit card receivables.
   Net realized securities gains and losses are summarized as follows:

-----------------------------------------------------------
    (Dollars in Thousands)      1997       1996      1995
-----------------------------------------------------------
Net realized gains (losses) --
 debt securities               $(1,358)  $  5,838   $(8,279)
Tax expense (benefit)             (475)     2,043    (2,898)
-----------------------------------------------------------
  After tax                    $  (883)  $  3,795   $(5,381)
-----------------------------------------------------------
Net realized gains -- equity
 securities                    $84,872   $102,308   $50,644
Tax expense                     29,862     27,544    16,399
-----------------------------------------------------------
  After tax                    $55,010   $ 74,764   $34,245
-----------------------------------------------------------
Effect on net income           $54,127   $ 78,559   $28,864
-----------------------------------------------------------
Effect on earnings per share   $   .25   $    .35   $   .13
-----------------------------------------------------------

   As shown in the table, equity securities gains represent the majority of securities gains over the last three years. The primary source of these gains has been the Corporation's internally-managed Bank Stock Fund, an equity portfolio consisting primarily of bank and thrift common stock investments. At December 31, 1997, the market value of Bank Stock Fund equity investments totaled $612.2 million, including $407.4 million of unrealized gains.

NONINTEREST EXPENSE
   The following table provides details of noninterest expense for the last three years:

 -------------------------------------------------------------
  (Dollars in Thousands)     1997         1996         1995
--------------------------------------------------------------
Salaries                  $  788,410   $  736,439   $  693,952
Benefits and other
  personnel                  199,286      187,325      184,663
Equipment                    144,459      135,139      127,612
Net occupancy                132,725      132,143      125,072
Third party services         125,422      139,928      147,595
Credit card fees             136,446      129,304      115,184
Postage and supplies          90,822       96,946       89,905
FDIC assessments               6,175        5,794       65,978
State and local taxes         39,066       38,561       39,027
Marketing and public
  relations                   63,427       84,238       60,668
Transportation                34,738       34,377       31,293
Telephone                     44,227       39,073       36,877
Other real estate owned        8,345        9,551        6,075
Amortization of
  intangibles                 29,194       39,637       41,971
Merger and restructuring      65,902       74,745       24,200
Other                        101,933       93,883      125,852
--------------------------------------------------------------
TOTAL                     $2,010,577   $1,977,083   $1,915,924
--------------------------------------------------------------

   Noninterest expense increased 1.7% to $2,010.6 million in 1997, compared to $1,977.1 million in 1996. The overall increase was primarily due to increased operating


CHART 5: OVERHEAD RATIO


92               55.25
93               47.47
94               45.68
95               48.01
96               39.27
97               33.24

The continued improvement in the overhead ratio is due to maintenance of flat overhead expenses at the banking level and the realization of cost savings in past acquisitions. The ratio excludes merger and restructuring expenses.

expenses associated with acquisitions and business activity.
   Merger and restructuring expenses in 1997 included $33.3 million in costs associated with reorganizing National City's six Ohio banking subsidiaries under a single statewide charter, $19.3 million of costs incurred in connection with the pending First of America merger, and $13.3 million in severance and reorganization costs at National Processing. Merger and restructuring expenses of $74.7 million in 1996 and $24.2 million in 1995 were incurred as a result of the Integra Financial Corporation merger.
   Salaries and other personnel increased primarily as a result of acquisitions in the mortgage banking and item processing subsidiaries.
   Third party service fees have decreased over the past two years due to vendor reductions resulting from the Integra Financial Corporation merger.
   Marketing and public relations expenses in 1997 decreased $20.8 million from 1996 due to the 1996 pre-funding of National City's Charitable Foundation.
   The overhead performance measures of National City's major business units for the past two years are summarized in the following table:

------------------------------------------------------------
                        Full-Time       Overhead  Efficiency
                     Equivalent Staff    Ratio      Ratio
------------------------------------------------------------
1997
Corporate and retail
  banking                 15,081          36.73%      51.59%
Fee-based businesses      13,845             --       83.10
Corporate                    915             --          --
------------------------------------------------------------
TOTAL                     29,841          36.60%      61.78%
------------------------------------------------------------
Excluding merger and
  restructuring
  expenses                                33.24%      59.76%
------------------------------------------------------------

------------------------------------------------------------
                        Full-Time       Overhead  Efficiency
                     Equivalent Staff    Ratio      Ratio
------------------------------------------------------------
1996
Corporate and retail
  banking                 16,213          39.93%      52.76%
Fee-based businesses       9,148             --       83.25
Corporate                    925             --          --
------------------------------------------------------------
TOTAL                     26,286          43.08%      63.88%
------------------------------------------------------------
Excluding merger and
  restructuring
  expenses                                39.27%      61.47%
------------------------------------------------------------

   Full-time equivalent staff increased in 1997 primarily due to increased staffing as a result of acquisitions and business activity in the item processing and mortgage banking subsidiaries.
   The overhead ratio (noninterest expense less fee and other income as a percentage of tax equivalent net interest income) was 36.6% in 1997, compared with 43.1% in 1996 and 49.3% in 1995 (Chart 5). Excluding merger and restructuring expenses, the overhead ratio was 33.2% in 1997, 39.3% in 1996 and 48.0% in 1995.
   The efficiency ratio (noninterest expense as a percentage of fee and other income plus tax equivalent net interest income) was 61.8% in 1997 versus 63.9% in 1996 and 67.1% in 1995. Excluding merger and restructuring expenses, the efficiency ratio was 59.8% in 1997, 61.5% in 1996 and 66.3% in 1995.
   The fee-based businesses generally have lower gross margins than traditional banking. Therefore, growth in these businesses penalizes the efficiency ratio; conversely, strong fee income benefits the overhead ratio.

EARNING ASSETS
   Average earning assets for 1997 were $46,184 million, compared with $44,227 million in 1996 and $43,844 million in 1995. The increase in 1997 over 1996 is primarily due

CHART 6: AVERAGE LOANS


           Consumer      Residential     Revolving
         Installment     Real Estate       Credit
92           5909           4237            1766
93           5906           4997            2106
94           6693           5888            2511
95           7617           7039            3058
96           8739           7486            3125
97           9607           7836            3061


         Commercial      Commercial
                         Real Estate
92          10977           2621
93          10543           3129
94          10782           3281
95          11584           3473
96          12261           3368
97          13617           3116

National City's loan portfolio mix is approximately 45% corporate and 55% consumer loans. Although commercial loans outpaced consumer loan growth in 1997, over the longer term the consumer loan portfolio, which includes installment, residential real estate and revolving credit loans, has grown at a faster rate.

to a 6.4% increase in average loans, offset by the securities portfolio which decreased 2.9% to an average balance of $8,439 million.
   LOANS: At year-end 1997, loans were $39.6 billion, representing an increase of 10.4% from year-end 1996. Average loans are shown in Chart 6. Ending loan balances are summarized in the table below:

-----------------------------------------------------------------
    (Dollars in
     Millions)         1997     1996     1995     1994     1993
-----------------------------------------------------------------
Commercial           $ 13,216  $10,935  $11,048  $ 9,888  $ 9,764
Nontaxable                248      283      282      344      343
Real estate
  construction            814      775      713      575      686
Commercial lease          633      516      358      297      310
Commercial real
  estate                3,021    3,441    3,332    3,195    3,058
Residential real
  estate                8,314    7,623    7,501    6,218    5,903
Consumer               10,128    9,252    8,149    7,161    6,325
Home equity             2,040    1,783    1,546    1,327    1,176
Credit card             1,159    1,222    1,537    1,696    1,037
-----------------------------------------------------------------
TOTAL LOANS          $ 39,573  $35,830  $34,466  $30,701  $28,602
-----------------------------------------------------------------

   Commercial: The majority of the commercial loan portfolio consists of loans made to middle-market customers in National City's four-state market area. The loan mix is diverse, covering a broad range of borrowers characteristic of the Midwest economy. As a matter of policy, concentrations within a particular industry or segment are continually monitored and controlled.
   Commercial loans grew at a solid pace throughout 1997 due to increased business activity in local markets and competitive product offerings. Future growth should be supplemented by increased emphasis on commercial leasing, asset-based lending and loan syndications. The commercial portfolio continues to have small international exposure. International loans totaled $37 million, down from $63 million in 1996.
   An analysis of the maturity and interest rate sensitivity of commercial and real estate construction loans at the end of 1997 follows:

--------------------------------------------------------------
    (Dollars in      One Year    One to       Over
     Millions)       or Less   Five Years  Five Years   Total
--------------------------------------------------------------
Commercial*           $6,430     $6,171      $1,496    $14,097
Real estate
  construction           210        383         221        814
--------------------------------------------------------------
TOTAL                 $6,640     $6,554      $1,717    $14,911
--------------------------------------------------------------
TOTAL VARIABLE RATE   $5,830     $5,187      $1,295    $12,312
TOTAL FIXED RATE         810      1,367         422      2,599
--------------------------------------------------------------

* Includes commercial, non-taxable and commercial lease.
--------------------------------------------------------------

   Commercial Real Estate: Commercial real estate included $1,990 million of loans secured by income-producing real estate in 1997, down from $2,451 million in 1996 and $2,375 million in 1995.
   Activities in commercial real estate are based primarily on relationships with developers who are active in local markets. More than 85% of outstandings are in National City's primary markets of Ohio, Kentucky, Indiana and Pennsylvania. The portfolio consists predominantly of relatively small-scale office, retail and apartment buildings.
   Total commercial real estate loans made up 7.6% of the total loan portfolio at December 31, 1997, compared to 9.6% in 1996. At year-end, there were no concentrations of real estate loans in any deteriorating economic areas.
   The following table shows a breakdown of commercial mortgage loans at year-end 1997 by state and by project type:

----------------------------------------------------------
                  (Dollars in Millions)
----------------------------------------------------------
BY STATE:                            BY PROJECT:
    Ohio       $1,672                Retail         $  749
    Pennsylvania  363               Land              141
    Kentucky      299                Apartments        767
    Indiana       267                Office            456
    Florida        43                Industrial        156
    Michigan       25                Other             611
    Other         211
----------------------------------------------------------
TOTAL          $2,880                TOTAL          $2,880
----------------------------------------------------------

   Consumer: During 1997, consumer installment loans increased 9.5% from year-end 1996. Approximately 70% of the portfolio is comprised of auto-related installment loans of which more than 65% are indirect and 75% are at fixed rates. Following the introduction of a new consumer lease product in 1995, the lease portfolio grew more than $400 million in 1997 to $979 million at December 31, 1997. Student loans comprise the remainder of the portfolio with $1,951 million in balances at December 31, 1997.
   Home Equity: Home equity loans increased 14.4% due to aggressive marketing and promotion of this product through all marketing channels.
   Credit Card: The decline in credit card outstandings in 1997 reflects the sale of the remaining $94 million of private label credit card outstandings. The decline in credit card outstandings in 1996 reflects the sale of the $400 million of private label credit card outstandings in November 1996. The decline in credit card receivables from 1994 to 1995 reflects the securitization of $440 million of credit card receivables in September 1995. The managed card portfolio, which includes both on-balance sheet receivables and securitized balances, totaled $1,530 million at December 31, 1997.

   SECURITIES: On a cost basis, the securities portfolio decreased from $8.7 billion at December 31, 1996 to $8.4 billion at December 31, 1997. The decrease was primarily due to the maturity and sale of U.S. Treasury and Federal agency debentures.
   Summary information with respect to the securities portfolio at December 31 follows:

---------------------------------------------------------------
                     1997                  1996        1995
   (Dollars in     AMORTIZED    1997     Amortized   Amortized
    Millions)        COST      YIELD*      Cost        Cost
---------------------------------------------------------------
U.S. TREASURY AND FEDERAL AGENCY DEBENTURES:
  Under 1 year      $    31      7.40%    $   527     $    50
  1 to 5 years          656      5.95       1,382       1,427
  5 to 10 years         554      6.02         321         504
  Over 10 years          --        --          --          95
---------------------------------------------------------------
TOTAL                 1,241      6.02       2,230       2,076
---------------------------------------------------------------
MORTGAGE-BACKED SECURITIES:
  Under 1 year          388      6.29         122         104
  1 to 5 years        3,277      6.87       2,619       2,826
  5 to 10 years       1,210      6.81       1,635         811
  Over 10 years          15      7.47          14       2,255
---------------------------------------------------------------
TOTAL                 4,890      6.81       4,390       5,996
---------------------------------------------------------------
ASSET-BACKED AND CORPORATE DEBT SECURITIES:
  Under 1 year          453      5.79          93           2
  1 to 5 years          812      6.86         591         159
  5 to 10 years         222      6.06         221          75
  Over 10 years          51      6.99          85         581
---------------------------------------------------------------
TOTAL                 1,538      6.59         990         817
---------------------------------------------------------------
STATES AND POLITICAL SUBDIVISIONS:
  Under 1 year           29     11.99          58          69
  1 to 5 years           63     10.71          91         115
  5 to 10 years          88      9.04          89         122
  Over 10 years          65      9.12          87         130
---------------------------------------------------------------
TOTAL                   245      9.84         325         436
---------------------------------------------------------------
OTHER SECURITIES:
  Under 1 year           --        --         183          25
  1 to 5 years           --        --           2         172
  5 to 10 years          --        --           3          93
  Over 10 years         469        --         573         401
---------------------------------------------------------------
TOTAL                   469        --         761         691
---------------------------------------------------------------
TOTAL SECURITIES    $ 8,383      6.61%    $ 8,696     $10,016
---------------------------------------------------------------

* Yield on debt securities only; equity securities excluded.
------------------------------------------------------------

   Yields on tax-exempt securities are calculated on a tax equivalent basis using the marginal Federal income tax rate of 35%. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives. Equity securities are included in other securities over 10 years.
   The portfolio yield at December 31, 1997 was 6.61%, compared to 6.57% at December 31, 1996. The increase in yield is attributable to an increased portfolio allocation to higher yielding mortgage and asset-backed securities.
   Investments in collateralized mortgage obligations (CMOs) totaled $2.6 billion and $1.6 billion at December 31, 1997 and 1996, respectively. At December 31, 1997, CMOs with book values of $95 million and market values of $96 million were considered "high risk" under regulatory definitions. These securities are classified as "high risk" because either their price sensitivity or average life extension is potentially beyond the limits for CMOs not classified as "high risk" by regulatory definitions. These securities and all CMOs are continually monitored and subjected to stress tests for price and average life sensitivity. The amount of mortgage-backed securities that are either variable or adjustable rate totaled $1.1 billion at December 31, 1997, or 22% of total mortgage-backed securities.

ASSET QUALITY
   Credit quality further improved during 1997. Continuing the trend of the past several years, nonperforming assets decreased $1.1 million to $166.5 million at December 31, 1997 versus $167.6 million at December 31, 1996. Net charge-offs as a percentage of average loans declined to .37% versus .42% in 1996.
   NONPERFORMING ASSETS: A summary of nonaccrual and restructured loans and other nonperforming assets at December 31 follows:

----------------------------------------------------------------
(Dollars in Millions)  1997     1996     1995     1994     1993
----------------------------------------------------------------
COMMERCIAL:
 Nonaccrual           $ 80.5   $ 82.7   $108.2   $ 66.1   $102.1
 Restructured             --       --       .1      2.4      4.1
----------------------------------------------------------------
TOTAL COMMERCIAL        80.5     82.7    108.3     68.5    106.2
----------------------------------------------------------------
REAL ESTATE RELATED:
 Nonaccrual             64.5     57.2     75.0    104.6    156.7
 Restructured            2.5      3.2      4.1      4.4      6.5
----------------------------------------------------------------
TOTAL REAL ESTATE
  RELATED               67.0     60.4     79.1    109.0    163.2
----------------------------------------------------------------
TOTAL NONPERFORMING
  LOANS                147.5    143.1    187.4    177.5    269.4
Other real estate
  owned (OREO)          19.0     24.5     21.4     48.7    114.0
----------------------------------------------------------------
TOTAL NONPERFORMING
  ASSETS              $166.5   $167.6   $208.8   $226.2   $383.4
----------------------------------------------------------------
Loans 90 days past
 due accruing
 interest             $110.9   $107.1   $ 64.7   $ 51.3   $ 68.1
----------------------------------------------------------------
NONPERFORMING LOANS AND OREO AS A PERCENT OF:
  Loans and OREO          .4%      .5%      .6%      .7%     1.3%
  Assets                  .3       .3       .4       .5       .8
  Equity                 3.9      3.8      5.1      6.5     10.1
Loan loss allowance
 to nonperforming
 loans                   473%     493%     377%     398%     254%
----------------------------------------------------------------

   All loans considered impaired under SFAS No. 114 are included in non-performing loans.
   Commercial and residential real estate loans and securities are designated as nonperforming when payments are 90 or more days past due, when credit terms are renegotiated below market levels, or when individual analysis of a borrower's creditworthiness indicates that a credit should be placed on nonaccrual status, unless the loan is adequately collateralized and is in the process of collection.
   Consumer loans are reported as "90 days past due accruing interest" once the 90-day criterion has been met, and are charged off in the month in which the loan becomes 120 days past due. Generally, when loans are classified as nonperforming or impaired, unpaid accrued interest is written off and future income may be recorded only as cash payments are received.
   Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. A summary of actual income booked on nonperforming loans versus their full contractual yields for each of the past five years follows:

---------------------------------------------------------------------
 (Dollars in Millions)  1997      1996      1995      1994      1993
---------------------------------------------------------------------
Income potential based
 on original contract   $17.3     $20.6     $21.3     $22.6     $27.6
Actual income             5.5       9.0      12.1      10.3       8.6
---------------------------------------------------------------------

   ALLOWANCE FOR LOAN LOSSES: The following table presents a reconciliation of the allowance for loan losses:

--------------------------------------------------------------
 (Dollars in Millions)   1997    1996    1995    1994    1993
--------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                $705.9  $705.8  $706.5  $685.3  $622.7
Provision                139.7   146.5   113.5   109.4   143.1
Reserves (sold)
 acquired                 (8.1)     .1    11.5     9.7    50.7
CHARGE-OFFS:
 Commercial               46.3    58.0    52.3    54.9    84.7
 Real estate mortgage     11.3    10.2    27.5    27.3    29.4
 Consumer                105.8    95.9    57.1    47.2    50.0
 Credit card              58.5    67.9    63.1    49.1    44.8
 Home equity               3.9     4.6     2.5     1.7     4.5
--------------------------------------------------------------
TOTAL CHARGE-OFFS        225.8   236.6   202.5   180.2   213.4
--------------------------------------------------------------
RECOVERIES:
 Commercial               23.7    35.0    25.7    36.1    40.1
 Real estate mortgage      4.9     5.7     9.9     5.2     3.9
 Consumer                 43.9    35.5    27.8    27.9    26.2
 Credit card              12.7    12.7    11.7    12.1     8.5
 Home equity               1.5     1.2     1.7     1.0     3.5
--------------------------------------------------------------
TOTAL RECOVERIES          86.7    90.1    76.8    82.3    82.2
--------------------------------------------------------------
Net charge-offs          139.1   146.5   125.7    97.9   131.2
--------------------------------------------------------------
BALANCE AT END OF YEAR  $698.4  $705.9  $705.8  $706.5  $685.3
--------------------------------------------------------------
Ratio of ending
 allowance to ending
 loans                    1.76%   1.97%   2.05%   2.30%   2.40%
--------------------------------------------------------------

   The commercial category includes real estate construction net recoveries of $1.4 million in 1997, $10.4 million in 1996 and $2.4 million in 1995. The real estate mortgage category includes commercial real estate net charge-offs of $1.3 million in 1997, $.02 million in 1996 and $15.8 million in 1995.

CHART 7: CREDIT QUALITY MEASURES


     Nonperforming Assets  Allowance for Loan Loss  Net Charge-offs as a % of
                                                         Average Loans

92         594                   623                        0.75
93         383                   686                        0.49
94         226                   707                        0.34
95         209                   706                        0.38
96         168                   706                        0.42
97         167                   698                        0.37


Nonperforming assets totaled $166.5 million at December 31, 1997, and the allowance for loan losses represented 1.76% of total loans and 473% of nonperforming assets. Net charge-offs as a percentage of loans were .37% in 1997, down from .42% in 1996 and .38% in 1995.

   Net charge-offs as a percentage of average loans by portfolio type are shown in the following table:

---------------------------------------------------------------
                         1997    1996    1995    1994    1993
---------------------------------------------------------------
Commercial                 .17%    .19%    .23%    .17%    .42%
Real estate mortgage       .06     .04     .17     .24     .31
Consumer                   .64     .69     .38     .29     .40
Credit card               3.99    3.73    3.66    3.32    4.45
Home equity                .13     .20     .05     .05     .08
TOTAL NET CHARGE-OFFS
 TO AVERAGE LOANS          .37%    .42%    .38%    .34%    .49%
---------------------------------------------------------------

   Net charge-offs as a percentage of average loans decreased 5 basis points from 1996, and 1 basis point from 1995. Consumer and credit card loans are charged off within industry norms, while commercial loans are evaluated individually.
   The adequacy of the allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.
   The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off.
   The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations, economic uncertainties, change in mix of the portfolio and other subjective factors. Since banking is a cyclical business, National City's allocation methodology gives consideration to potential losses in the portfolio over a two year period of time.
   An allocation of the ending allowance for loan losses by major loan type follows:

-----------------------------------------------------------------
(Dollars in Millions)  1997     1996     1995     1994     1993
-----------------------------------------------------------------
Commercial and
 commercial mortgage  $193.2   $205.2   $261.3   $272.5   $311.8
Consumer and
 residential mortgage  103.0    100.1     93.5     88.2     82.7
Revolving credit        48.6     48.9     40.9     43.3     22.1
Unallocated            353.6    351.7    310.1    302.5    268.7
-----------------------------------------------------------------
TOTAL                 $698.4   $705.9   $705.8   $706.5   $685.3
-----------------------------------------------------------------

   The allocations are made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio.
   The following table shows the percentage of loans in each category to total loans at year-end:

---------------------------------------------------------------
                       1997     1996     1995     1994     1993
---------------------------------------------------------------
Commercial and
 commercial mortgage   45.3%    44.5%    45.6%    46.6%    49.5%
Consumer and
 residential mortgage  46.6     47.1     45.5     44.3     43.5
Revolving credit        8.1      8.4      8.9      9.1      7.0
---------------------------------------------------------------
TOTAL                 100.0%   100.0%   100.0%   100.0%   100.0%
---------------------------------------------------------------

INTEREST-BEARING LIABILITIES
   Average balances in interest-bearing transaction accounts, which include savings, negotiable order of withdrawal (NOW) and money market accounts, totaled $12,909 million. Average time deposits totaled $14,819 million in 1997.
   Borrowed funds include all interest-bearing liabilities that are not core deposits. Average borrowed funds totaled $11,316 million in 1997.
   A maturity distribution of certificates of deposit of $100,000 or more at year-end follows:

----------------------------------------------------------
         (Dollars in Millions)            1997       1996
----------------------------------------------------------
DUE IN:
  3 months or less                       $1,225     $1,107
  3 to 6 months                             339        349
  6 to 12 months                            438        450
  Over 1 year                             2,092      1,507
----------------------------------------------------------
TOTAL                                    $4,094     $3,413
----------------------------------------------------------

   Details regarding federal funds borrowed and security repurchase agreements follow:

----------------------------------------------------------
      (Dollars in Millions)        1997     1996     1995
----------------------------------------------------------
Balance at December 31            $4,425   $4,277   $5,300
Maximum outstanding at any
 month-end                         4,970    4,512    5,300
Daily average amount outstanding   4,079    3,959    4,394
Weighted daily average interest
 rate                               5.07%    5.40%    5.43%
Weighted daily interest rate for
 amounts outstanding at December
 31                                 5.52%    5.89%    4.90%
----------------------------------------------------------

CAPITAL
   Total stockholders' equity was $4,281 million at December 31, 1997, representing a 3.4% decrease from $4,432 million at December 31, 1996.
   The Corporation has consistently maintained capital ratios at or above the "well capitalized" standards. For further detail on capital ratios, see Note 11 to the Consolidated Financial Statements.
   Total equity was 7.83% of total assets at year-end 1997, compared to 8.71% a year ago. Tangible equity, which excludes intangible assets and servicing rights, was 6.75% of tangible assets at December 31, 1997, versus 7.81% at December 31, 1996.

   Book value per common share at December 31, 1997 was $20.28, compared to $19.86 at December 31, 1996 (Chart 8). The 1997 book value included $1.49 related to unrealized market appreciation in the securities available for sale portfolio, compared to $.66 at year-end 1996.
   Cash dividend payout is continually reviewed by management and the Board of Directors. For the past three- and five-year periods, the dividend payout has averaged 46.61% and 45.23%, respectively.
   In December 1997, the Board of Directors declared a first quarter dividend of $.46 per common share, representing an 8.2% increase from the preceding quarterly dividend of $.425 per share. The dividend is payable February 1 to stockholders of record on January 9, 1998. This continues National City's pattern of increasing the dividend twice per year since 1992.
   National City Corporation's common stock trades on the New York Stock Exchange under the symbol NCC. As of December 31, 1997, there were 34,108 common stockholders of record. The total market capitalization of the Corporation was approximately $13.9 billion at December 31, 1997.
   Quarterly dividends paid per share and common stock prices follow:

-----------------------------------------------------------------
    NYSE: NCC       First    Second    Third    Fourth     Year
1997
  Dividends paid    $  .41   $ .41   $  .425   $  .425    $ 1.67
  High               54.63   55.25     64.88     67.56     67.56
  Low                42.50   44.63     52.25     54.13     42.50
  Close              46.63   52.50     61.56     65.75     65.75
1996
  Dividends paid    $  .36   $ .36   $  .375   $  .375    $ 1.47
  High               35.38   37.75     42.75     47.25     47.25
  Low                30.63   33.25     33.75     41.50     30.63
  Close              35.13   35.13     42.13     44.88     44.88
-----------------------------------------------------------------

LIQUIDITY MANAGEMENT
   Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.
   Funds are available from a number of sources, including the securities portfolio, the core deposit base, the ability to acquire large deposits and issue bank notes in the local and national markets, and the capability to securitize or package loans for sale.
   The parent company has four major sources of funding to meet its liquidity requirements: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement and access to the capital markets.
   The main source for parent company cash requirements has been dividends from its subsidiaries. At January 1, 1998, $471.1 million was available within the bank subsidiaries to pay parent company dividends without prior regulatory approval, versus $378.0 million at January 1, 1997. During 1997, subsidiary banks declared $422.0 million in dividends to the parent company.
   As discussed in Item 1 of Form 10-K (page 45), subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 26 may not represent cash available to National City Corporation's stockholders.
   Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, are primarily used to support the activities of National City Mortgage Co., the Corporation's mortgage banking subsidiary, as well as other occasional short-term cash needs. Commercial paper outstandings at


CHART 8: BOOK VALUE AND STOCK PRICE HISTORY
(adjusted for stock splits; not restated for poolings)

                Book           High            Low           Year-end
                Value          Stock           Stock           Stock
                               Price           Price           Price
77              5.31            6.67            6.08           6.13
78              5.81            7.19            5.71           5.95
79              6.34            6.82            5.89           6.39
80              6.83            6.41            4.41           5.08
81              7.18            5.56            4.26           4.52
82              7.69            5.41            3.45           4.78
83              8.24            6.89            4.49           6.89
84              8.65            8.61            5.78           8.47
85              8.74           11.28            8.39          10.97
86             10.40           16.46           10.95          15.29
87             10.58           19.13           11.94          14.56
88             10.92           16.82           13.88          16.44
89             12.43           20.75           15.38          19.56
90             13.39           19.94           11.32          15.63
91             14.24           21.13           14.07          18.63
92             14.54           24.82           17.94          24.81
93             16.15           28.06           23.13          24.50
94             16.36           29.00           23.75          25.88
95             18.8            33.75           25.25          33.13
96             19.86           47.25           30.63          44.88
97             20.28           67.563          42.5           65.75

National City's common stock price at December 31, 1997 was $65.75. Over the past 20 years, the total return on an annualized basis of an investment in National City common stock, assuming reinvestment of dividends, was 18.7%, compared to 16.6% for the S&P 500.

December 31, 1997 were $795.9 million, compared to $556.1 million at year-end 1996.
   National City Corporation has a $350 million revolving credit agreement with a group of unaffiliated banks which serves as a back-up liquidity facility. The agreement expires February 1, 2001, with a provision to extend the expiration date under certain circumstances. No borrowings have occurred under this facility.
   The parent company also has in place a $250 million shelf registration with the Securities and Exchange Commission permitting ready access to the public debt and preferred stock markets.
   On June 2, 1997, National City issued $500 million in Reset Asset Capital Securities which are classified as subordinated debt. The Reset Asset Capital Securities represent an economical source of funding, with the added benefit of qualifying as Tier 1 capital following optional redemption on June 1, 1999.

FORWARD-LOOKING STATEMENTS
   The sections that follow, MARKET RISK MANAGEMENT and OTHER, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although National City believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

MARKET RISK MANAGEMENT
   Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. National City's market risk is composed primarily of interest rate risk. The Corporation's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors.
   ASSET/LIABILITY MANAGEMENT: The primary goals of asset/liability management are to maximize net interest income and the net value of the Corporation's future cash flows within the interest rate risk limits set by ALCO.
   Interest Rate Risk Measurement: Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings simulation modeling and net present value estimation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
   Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specified time period. The cumulative one-year gap, at year-end, was (8.8%) of total earning assets adjusted for off-balance sheet investment surrogates. The policy limit for the one-year gap is plus or minus 15% of adjusted total earning assets.
   Core deposits and loans with noncontractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
   The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the timeframes in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
   Earnings Simulation: The earnings simulation model forecasts one- and two-year net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
   The most recent earnings simulation model projects net income would increase by approximately 1.7% of stable-rate net income if rates fall gradually by two percentage points over the next year. It projects a decrease of approximately 1.8% if the rates rise gradually by two percentage points, well within the (5.0%) policy limit. Management believes this reflects a slight liability-sensitive rate risk position for the one-year horizon. Within a two-year horizon and assuming an additional 200 basis point move in rates, the model forecasts that net income would fall below that earned in a stable rate environment by 2.7% in a falling rate scenario and fall by 7.2% in a rising rate scenario. Both of these forecasts are within the two-year policy guideline of (15.0%).
   Net income is projected to fall below the level associated with stable rates if the yield curve flattens. If short-term rates are assumed to be stable, while two-year rates fall by 50 basis points and ten-year rates fall by 100 basis points over the next year, then net income is projected to fall short of that earned in the stable case by .9%. Alternatively, if short-term rates are assumed to increase by 200 basis points over the next year, with two-year rates rising by 150 basis points and ten-year rates increasing by 100 basis points, then net income is expected to fall by 2.2% relative to stable-rate income.
   Earnings are also affected by changes in spread relationships. For example, a 50 basis point contraction in the relationship between the prime rate and the Federal funds rate is projected to cause a 2.6% reduction in net income over a 12-month period.
   This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time, in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in two-year assets, as are the portion of derivatives used as off-balance sheet investment alternatives. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Noncontractual deposit growth rates and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed at least annually and reviewed by ALCO.
   Net Present Value: The Net Present Value (NPV) of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The resulting percentage change in NPV is an indication of the longer term repricing risk and options risk embedded in the balance sheet.
   At year-end, a 150 basis point immediate increase in rates is estimated to reduce NPV by 3.9%. Additionally, NPV is projected to decrease by 3.5% if rates fall by 150 basis points. Policy limits restrict this amount to (10.0%) of NPV. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 150 basis points or more is an event that has less than a .1% chance of occurrence.
   As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.
   Summary information about each of the three interest-rate risk measures is presented below:

--------------------------------------------------------------------------------------------------------------------------
                                                  Year-end     Average     Minimum     Maximum     Year-end        ALCO
                                                    1997        1997        1997        1997         1996       Guidelines
--------------------------------------------------------------------------------------------------------------------------
Static 1-Year Cumulative Gap                        -8.8%        -6.6%       -3.7%       -8.8%       -4.7%         -15.0%
1-Year Net Income Simulation Projection
 -200 bp Ramp vs. Stable Rate                        1.7%         1.1%        0.5%        1.8%        1.1%          -5.0%
 +200 bp Ramp vs. Stable Rate                       -1.8%        -1.2%       -0.5%       -1.8%       -1.2%          -5.0%
2-Year Net Income Simulation Projection
 -200 bp Ramp vs. Stable Rate                       -2.7%        -2.8%       -0.6%       -4.8%       -4.8%         -15.0%
 +200 bp Ramp vs. Stable Rate                       -7.2%        -6.0%       -3.1%       -9.4%       -3.9%         -15.0%
Static Net Present Value Change
 -150 bp Shock vs. Stable Rate                      -3.5%        -4.2%       -2.8%       -5.8%       -4.3%         -10.0%
 +150 bp Shock vs. Stable Rate                      -3.9%        -4.2%       -3.0%       -5.2%       -4.2%         -10.0%
-----------------------------------------------------------------------------------------------------------

   Interest Rate Risk Management: A variety of financial instruments are used to manage interest rate sensitivity. These include the securities in the investment portfolio, interest rate swaps, interest rate caps and floors, and, to a lesser extent, exchange-traded futures and options contracts. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of the liquidity position. See Notes 1 and 19 to the Consolidated Financial Statements for further discussion on derivative financial instruments.
   Due to borrowers' preferences for floating-rate loans and depositors' preferences for fixed-rate deposits, National City's balance sheet tends to move toward less liability sensitivity with the passage of time. The earnings simulation model indicates that if all prepayments, calls and maturities of the securities and derivatives portfolios expected over the next year were to remain uninvested, then the current liability sensitivity position would be lessened. The simulation model projects that in a 200 basis point rising interest rate environment, with no reinvestment, the resulting net income would be .9% less than that earned in a stable rate environment. Purchases of fixed-rate securities or interest rate derivative instruments have been made to offset the natural tendency toward a less liability sensitive interest rate risk position.
   Management expects interest rates to be relatively stable during 1998 and believes that the current modest level of liability sensitivity is appropriate.
   TRADING RISK MANAGEMENT: The Corporation maintains a trading account primarily to provide investment products and risk management services to its customers as well as to take proprietary risk positions. Trading risk is monitored on a regular basis through the use of the value-at-risk methodology
(VAR). VAR is defined as the potential overnight dollar loss from adverse market movements, with 97.5% confidence, based on historical prices and market rates. During 1997, the maximum month-end measured VAR was $.5 million, well within the limit established by ALCO of $2.6 million. Month-end VAR estimates are reported monthly to ALCO. Trading income for 1997 totaled $7.9 million.

OTHER
   YEAR 2000: National City initiated the process of preparing its computer systems and applications for the Year 2000 in January 1995. This process involves modifying or replacing certain hardware and software maintained by the Corporation as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. Management expects to have substantially all of the system and application changes completed by the end of 1998 and believes that its level of preparedness is appropriate.
   National City estimates that the total cumulative cost of the project will be approximately $40 million, which includes both internal and external personnel costs related to modifying the systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred.
   The costs of the project and the expected completion dates are based on management's best estimates.

STATISTICAL DATA


CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

                                                                 For the Calendar Year
------------------------------------------------------------------------------------------------------------------------------

(Dollars in Millions
     Except Per
 Share Amounts and
      Ratios)          1997      1996      1995      1994      1993      1992      1991      1990      1989      1988      1987
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans               $ 3,205   $ 3,059   $ 2,910   $ 2,386   $ 2,195   $ 2,249   $ 2,651   $ 2,922   $ 2,868   $ 2,444   $ 2,104
  Securities              544       567       648       582       640       720       721       699       619       553       508
  Other interest
   income                  27        29        46        35        33        72       131       122       142       117       114
------------------------------------------------------------------------------------------------------------------------------
    Total interest
     income             3,776     3,655     3,604     3,003     2,868     3,041     3,503     3,743     3,629     3,114     2,726
INTEREST EXPENSE
  Deposits              1,252     1,216     1,250       911       887     1,153     1,631     1,821     1,748     1,426     1,197
  Other interest
   expense                581       497       526       326       238       228       308       395       400       323       305
------------------------------------------------------------------------------------------------------------------------------
    Total interest
     expense            1,833     1,713     1,776     1,237     1,125     1,381     1,939     2,216     2,148     1,749     1,502
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME     1,943     1,942     1,828     1,766     1,743     1,660     1,564     1,527     1,481     1,365     1,224
PROVISION FOR LOAN
  LOSSES                  140       146       113       110       143       226       323       439       254       231       318
------------------------------------------------------------------------------------------------------------------------------
  Net interest
   income after
   provision for
   loan losses          1,803     1,796     1,715     1,656     1,600     1,434     1,241     1,088     1,227     1,134       906
FEES AND OTHER
  INCOME                1,292     1,131     1,004       976       911       840       748       700       607       596       500
SECURITIES GAINS           84       108        42        30        42        85        49         6        13        19        22
------------------------------------------------------------------------------------------------------------------------------
    Total
     noninterest
     income             1,376     1,239     1,046     1,006       953       925       797       706       620       615       522
NONINTEREST EXPENSE     2,011     1,977     1,916     1,803     1,761     1,787     1,643     1,575     1,376     1,270     1,171
------------------------------------------------------------------------------------------------------------------------------
  Income before
   income taxes and
   cumulative effect
   of accounting
   changes              1,168     1,058       845       859       792       572       395       219       471       479       257
INCOME TAXES              361       321       254       261       235       164        96        84       108       110        34
------------------------------------------------------------------------------------------------------------------------------
  Income before
   cumulative effect
   of accounting
   changes                807       737       591       598       557       408       299       135       363       369       223
  Cumulative effect
   of accounting
   changes, net            --        --        --        --        60        --        --        --        --        --        --
NET INCOME            $   807   $   737   $   591   $   598   $   617   $   408   $   299   $   135   $   363   $   369   $   223
------------------------------------------------------------------------------------------------------------------------------
PER SHARE MEASURES
Diluted net income
 per common share     $  3.66   $  3.27   $  2.64   $  2.60   $  2.59   $  1.76   $  1.39   $   .65   $  1.74   $  1.77   $  1.06
Average common
 shares -- diluted     220.69    225.35    223.94    229.76    238.25    231.61    214.48    207.70    208.45    208.47    210.29
Dividends paid per
 common share            1.67      1.47      1.30      1.18      1.06       .94       .94       .94       .84       .72       .60
FINANCIAL RATIOS
  Return on average
   common equity        18.53%    17.69%    16.18%    17.31%    18.75%    13.63%    11.02%     5.14%    14.60%    16.19%    10.59%
  Return on average
   assets                1.59      1.51      1.23      1.35      1.46       .99       .73       .34       .99      1.08       .70
  Average equity to
   average assets        8.57      8.61      7.80      8.05      8.11      7.47      6.78      6.76      6.91      6.70      6.76
  Dividends paid to
   net income           45.63     44.95     49.24     45.38     40.93     53.41     67.63    144.62     48.28     40.68     56.60
  Net interest
   margin                4.25      4.44      4.22      4.50      4.63      4.54      4.39      4.50      4.71      4.69      4.68
AT YEAR-END
  Assets              $54,684   $50,856   $50,542   $45,869   $45,165   $42,322   $41,973   $40,627   $39,126   $37,162   $33,984
  Loans                39,573    35,830    34,466    30,701    28,602    25,952    25,495    26,264    25,510    23,717    21,634
  Securities            8,865     8,923    10,345     9,637    11,323    10,898    10,066     8,228     7,618     7,507     6,728
  Deposits             36,861    36,000    35,581    34,555    33,144    33,192    32,887    32,521    30,412    29,363    26,686
  Long-term debt        4,810     2,994     3,025     2,012     1,261     1,010       520       395       397       382       414
  Common equity         4,281     4,432     3,878     3,272     3,597     3,008     2,654     2,505     2,602     2,343     2,129
  Total equity          4,281     4,432     4,064     3,460     3,795     3,245     2,891     2,543     2,639     2,380     2,171
  Common shares
   outstanding         211.10    223.20    211.57    213.21    225.69    224.08    207.96    209.70    211.62    208.00    209.16
------------------------------------------------------------------------------------------------------------------------------

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

                                                                                     Daily Average Balance
---------------------------------------------------------------------------------------------------------------------------

                     (Dollars in Millions)                           1997        1996        1995        1994        1993
---------------------------------------------------------------------------------------------------------------------------
ASSETS
  Earning assets:
   Loans:
    Commercial                                                      $13,618     $12,261     $11,584     $10,782     $10,543
    Real estate mortgage                                             10,952      10,854      10,512       9,169       8,126
    Consumer                                                          9,601       8,739       7,617       6,693       5,906
    Revolving credit                                                  3,060       3,125       3,058       2,511       2,106
---------------------------------------------------------------------------------------------------------------------------
      Total loans                                                    37,231      34,979      32,771      29,155      26,681
   Securities:
    Taxable                                                           8,155       8,323       9,788       9,544      10,358
    Tax-exempt                                                          284         367         515         633         757
---------------------------------------------------------------------------------------------------------------------------
      Total securities                                                8,439       8,690      10,303      10,177      11,115
   Federal funds sold                                                    63         135          87          79          90
   Security resale agreements                                           281         285         404         470         274
   Other short-term investments                                         170         138         279         316         480
---------------------------------------------------------------------------------------------------------------------------
      Total earning assets/                                          46,184      44,227      43,844      40,197      38,640
         Total interest income/rates
  Allowance for loan losses                                            (713)       (708)       (720)       (706)       (651)
  Market value appreciation of securities available for sale            300         165          31          23          --
  Cash and demand balances due from banks                             2,344       2,434       2,385       2,420       2,352
  Properties and equipment                                              637         592         582         553         521
  Customers' acceptance liability                                        72          65          91          69          51
  Accrued income and other assets                                     2,010       1,955       1,867       1,655       1,482
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $50,834     $48,730     $48,080     $44,211     $42,395
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
   NOW and money market accounts                                    $ 9,169     $ 9,031     $ 8,507     $ 9,054     $ 9,365
   Savings accounts                                                   3,740       4,118       4,446       4,977       4,562
   Time deposits of individuals                                      13,906      13,856      13,786      11,066      11,125
   Other time deposits                                                  913         645         521         493         564
   Deposits in overseas offices                                       1,053         859       1,365       1,026         263
   Federal funds borrowed                                             1,341       1,011       1,404       1,398       1,501
   Security repurchase agreements                                     2,738       2,948       2,990       2,003       2,336
   Borrowed funds                                                     2,116       1,510       1,916       1,853       1,325
   Long-term debt                                                     4,068       3,166       2,435       1,892       1,332
---------------------------------------------------------------------------------------------------------------------------
      Total interest bearing liabilities/                            39,044      37,144      37,370      33,762      32,373
         Total interest expense/rates
   Noninterest bearing deposits                                       6,449       6,398       6,090       6,216       5,971
   Acceptances outstanding                                               72          65          91          69          51
   Accrued expenses and other liabilities                               911         925         780         603         563
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    46,476      44,532      44,331      40,650      38,958
  Preferred stock                                                        --          56         186         191         200
  Common stock                                                        4,358       4,142       3,563       3,370       3,237
---------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            4,358       4,198       3,749       3,561       3,437
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $50,834     $48,730     $48,080     $44,211     $42,395
---------------------------------------------------------------------------------------------------------------------------
    Net interest income
---------------------------------------------------------------------------------------------------------------------------
    Interest spread
    Contribution of noninterest bearing sources of funds
---------------------------------------------------------------------------------------------------------------------------
    Net interest margin
---------------------------------------------------------------------------------------------------------------------------

Tax equivalent basis computed using a 35% marginal tax rate.

Average loan balances include nonperforming loans.

                          Interest                                            Daily Average Rate
--------------------------------------------------------------------------------------------------------------

  1997         1996         1995         1994         1993       1997      1996      1995      1994      1993
--------------------------------------------------------------------------------------------------------------
$1,150.7     $1,034.9     $1,000.9     $  841.4     $  777.9      8.45%     8.44%     8.64%     7.80%     7.38%
   885.3        895.6        868.5        712.0        651.1      8.08      8.25      8.26      7.77      8.01
   846.9        764.1        697.0        554.2        532.1      8.82      8.74      9.15      8.28      9.01
   330.9        375.0        357.6        287.9        243.5     10.81     12.00     11.69     11.47     11.56
--------------------------------------------------------------------------------------------------------------
 3,213.8      3,069.6      2,924.0      2,395.5      2,204.6      8.63      8.78      8.92      8.22      8.26
   526.9        540.4        608.4        558.9        604.9      6.46      6.49      6.22      5.86      5.84
    27.5         37.1         47.2         58.7         72.5      9.68     10.11      9.17      9.27      9.58
--------------------------------------------------------------------------------------------------------------
   554.4        577.5        655.6        617.6        677.4      6.57      6.65      6.36      6.07      6.09
     3.6          7.4          5.3          3.4          4.9      5.71      5.48      6.09      4.30      5.44
    15.6         15.4         23.9         20.0          8.8      5.55      5.40      5.92      4.26      3.21
     8.1          6.4         16.4         11.5         19.7      4.76      4.64      5.88      3.64      4.10
--------------------------------------------------------------------------------------------------------------
$3,795.5     $3,676.3     $3,625.2     $3,048.0     $2,915.4      8.22%     8.31%     8.27%     7.58%     7.55%
$  276.9     $  252.6     $  229.4     $  199.3     $  210.9      3.02%     2.80%     2.70%     2.20%     2.25%
    92.3        107.4        121.1        130.6        126.7      2.47      2.61      2.72      2.62      2.78
   781.5        779.9        791.6        518.2        522.9      5.62      5.63      5.74      4.68      4.70
    46.8         31.6         28.3         18.6         20.1      5.13      4.90      5.43      3.77      3.56
    54.9         44.6         79.2         44.1          6.9      5.21      5.19      5.80      4.30      2.62
    75.5         65.9         87.2         59.3         47.4      5.63      6.52      6.21      4.24      3.16
   131.2        147.7        151.3        110.7         65.7      4.79      5.01      5.06      5.53      2.81
   116.7         85.8        127.3         44.7         47.7      5.52      5.68      6.64      2.41      3.60
   257.5        197.3        160.3        111.5         77.3      6.33      6.23      6.58      5.89      5.80
--------------------------------------------------------------------------------------------------------------
$1,833.3     $1,712.8     $1,775.7     $1,237.0     $1,125.6      4.70%     4.61%     4.75%     3.66%     3.48%
==============================================================================================================
==============================================================================================================
$1,962.2     $1,963.5     $1,849.5     $1,811.0     $1,789.8
--------------------------------------------------------------------------------------------------------------
                                                                  3.52%     3.70%     3.52%     3.92%     4.07%
                                                                   .73       .74       .70       .58       .56
--------------------------------------------------------------------------------------------------------------
                                                                  4.25%     4.44%     4.22%     4.50%     4.63%
--------------------------------------------------------------------------------------------------------------

                              REPORT OF MANAGEMENT

   The management of National City Corporation has prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.
   National City Corporation maintains a system of internal control over financial reporting designed to produce reliable financial statements. The system contains self-monitoring mechanisms, and compliance is tested and evaluated through an extensive program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any internal control system has inherent limitations, including the possibility that controls can be circumvented or overridden. Further, because of changes in conditions, internal control system effectiveness may vary over time.
   The Audit Committee, consisting entirely of outside directors, meets regularly with management, internal auditors and independent auditors, and reviews audit plans and results as well as management's actions taken in discharging responsibilities for accounting, financial reporting, and internal controls. Ernst & Young LLP, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.
   National City Corporation assessed its internal control system as of December 31, 1997 in relation to criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1997, its system of internal control met those criteria.

Cleveland, Ohio
January 21, 1998

/s/ David A. Daberko              /s/ Robert G. Siefers
DAVID A. DABERKO                  ROBERT G. SIEFERS
Chairman and Chief                Vice Chairman and
Executive Officer                 Chief Financial Officer

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders
National City Corporation
Cleveland, Ohio

   We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of National City's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Cleveland, Ohio
January 21, 1998       /s/ Ernst & Young LLP

                       CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31
------------------------------------------------------------------------------------------------------------------------

                              (Dollars in Thousands)                                        1997                1996
------------------------------------------------------------------------------------------------------------------------
ASSETS
    Loans:
      Commercial                                                                            $13,464,069      $11,217,815
      Real estate construction                                                                  782,972          774,991
      Lease financing                                                                           632,949          515,576
      Commercial real estate                                                                  3,020,668        3,440,696
      Residential real estate                                                                 7,214,385        7,288,677
      Mortgage loans held for sale                                                            1,130,899          334,742
      Consumer                                                                               10,127,696        9,251,982
      Credit card                                                                             1,159,777        1,222,129
      Home equity                                                                             2,039,710        1,783,460
------------------------------------------------------------------------------------------------------------------------
         Total loans                                                                         39,573,125       35,830,068
         Allowance for loan losses                                                            (698,405)        (705,893)
------------------------------------------------------------------------------------------------------------------------
         Net loans                                                                           38,874,720       35,124,175
    Securities available for sale, at market                                                  8,865,063        8,923,482
    Federal funds sold and security resale agreements                                           535,576          493,733
    Trading account assets                                                                       15,060          102,493
    Other short-term investments                                                                 48,914          281,563
    Cash and demand balances due from banks                                                   2,967,181        2,935,282
    Properties and equipment                                                                    660,057          616,426
    Customers' acceptance liability                                                              45,243           66,767
    Accrued income and other assets                                                           2,671,707        2,311,914
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $54,683,521      $50,855,835
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
      Demand deposits (noninterest bearing)                                                 $ 7,378,009      $ 7,436,403
      NOW and money market accounts                                                           9,443,638        9,162,353
      Savings accounts                                                                        3,469,598        3,896,234
      Time deposits of individuals                                                           13,754,972       13,896,667
      Other time deposits                                                                     1,078,500          721,647
      Deposits in overseas offices                                                            1,736,419          886,443
------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                      36,861,136       35,999,747
      Federal funds borrowed and security repurchase agreements                               4,425,346        4,276,722
      Borrowed funds                                                                          3,096,042        1,994,009
      Long-term debt                                                                          4,810,417        2,994,418
      Acceptances outstanding                                                                    45,243           66,767
      Accrued expenses and other liabilities                                                  1,163,986        1,092,109
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                           $50,402,170      $46,423,772
------------------------------------------------------------------------------------------------------------------------
    Stockholders' Equity:
      Preferred stock                                                                                --               --
      Common stock, par value $4 per share, authorized 700,000,000 shares,
         outstanding 211,097,837 shares in 1997 and 223,198,494 shares in 1996                  844,391          892,794
      Capital surplus                                                                           618,841          622,543
      Retained earnings                                                                       2,818,119        2,916,726
------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                    4,281,351        4,432,063
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $54,683,521      $50,855,835
------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                          For the Calendar Year
--------------------------------------------------------------------------------------------------------------------------

              (Dollars in Thousands Except Per Share Amounts)                      1997            1996            1995
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Loans                                                                       $3,204,969      $3,059,041      $2,910,070
    Securities:
      Taxable                                                                      524,761         543,006         617,635
      Exempt from Federal income taxes                                              19,187          24,114          30,675
    Federal funds sold and security resale agreements                               19,201          22,831          30,228
    Other short-term investments                                                     8,022           6,343          15,423
--------------------------------------------------------------------------------------------------------------------------
         Total interest income                                                   3,776,140       3,655,335       3,604,031
INTEREST EXPENSE
    Deposits                                                                     1,252,467       1,216,089       1,249,698
    Federal funds borrowed and security repurchase agreements                      206,711         213,554         238,484
    Borrowed funds                                                                 116,744          85,781         127,250
    Long-term debt                                                                 257,390         197,335         160,254
--------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                                  1,833,312       1,712,759       1,775,686
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                              1,942,828       1,942,576       1,828,345
PROVISION FOR LOAN LOSSES                                                          139,660         146,480         113,482
--------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses                     1,803,168       1,796,096       1,714,863
NONINTEREST INCOME
    Item processing revenue                                                        393,115         364,512         327,929
    Service charges on deposit accounts                                            228,986         214,659         196,474
    Trust fees                                                                     195,815         177,124         167,224
    Card-related fees                                                              137,931         123,306          98,806
    Mortgage banking revenue                                                       124,538          81,145          66,821
    Brokerage revenue                                                               49,784          47,546          29,502
    Other                                                                          162,253         122,993         117,085
--------------------------------------------------------------------------------------------------------------------------
         Total fees and other income                                             1,292,422       1,131,285       1,003,841
    Securities gains                                                                83,514         108,146          42,365
--------------------------------------------------------------------------------------------------------------------------
         Total noninterest income                                                1,375,936       1,239,431       1,046,206
NONINTEREST EXPENSE
    Salaries and other personnel                                                   987,696         923,764         878,615
    Equipment                                                                      144,459         135,139         127,612
    Net occupancy                                                                  132,725         132,143         125,072
    Assessments and taxes                                                           45,241          44,355         105,005
    Merger and restructuring                                                        65,902          74,745          24,200
    Other                                                                          634,554         666,937         655,420
--------------------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                               2,010,577       1,977,083       1,915,924
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                       1,168,527       1,058,444         845,145
Income tax expense                                                                 361,094         321,814         253,685
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $  807,433      $  736,630      $  591,460
--------------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK                                           $  807,433      $  732,602      $  576,630
--------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
    Basic                                                                            $3.73           $3.34           $2.71
    Diluted                                                                           3.66            3.27            2.64
AVERAGE COMMON SHARES OUTSTANDING
    Basic                                                                      216,429,836     219,095,248     212,392,355
    Diluted                                                                    220,689,763     225,353,501     223,936,996
--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Unallocated
                                                     Preferred    Common    Capital     Retained    Shares Held by
  (Dollars in Thousands Except Per Share Amounts)      Stock      Stock     Surplus     Earnings      ESOP Trust       Total
------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1995                              $187,540    $852,835   $291,091   $2,137,202      $ (9,018)     $3,459,650
    Net income                                                                            591,460                       591,460
    Common dividends declared, National City, $1.30
      per share                                                                          (191,907)                     (191,907)
    Common dividends declared of pooled company,
      prior to merger                                                                     (64,006)                      (64,006)
    Preferred dividends, $4.00 per depositary share                                       (14,910)                      (14,910)
    Issuance of 2,279,422 common shares under
      corporate stock and dividend reinvestment
      plans                                                         9,116     37,015       (1,246)                       44,885
    Purchase of 8,215,284 common shares and 30,000
      depositary shares of preferred stock             (1,500)    (32,860)   (22,479)    (184,414)                     (241,253)
    Issuance of 4,267,760 common shares pursuant to
      acquisitions                                                 17,071     93,668                                    110,739
    Conversion of 12,800 depositary shares of
      preferred stock to 30,515 common shares            (640)        122        518                                         --
    Shares distributed by ESOP trust and tax
      benefit on dividends                                                                    544         6,277           6,821
    Change in unrealized market value adjustment on
      securities available for sale, net of tax                                           362,367                       362,367
------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                            $185,400    $846,284   $399,813   $2,635,090      $ (2,741)     $4,063,846
    Net income                                                                            736,630                       736,630
    Common dividends declared, National City, $1.88
      per share                                                                          (363,999)                     (363,999)
    Common dividends declared of pooled company,
      prior to merger                                                                     (36,009)                      (36,009)
    Preferred dividends, $2.00 per depositary share                                        (6,458)                       (6,458)
    Issuance of 2,787,765 common shares under
      corporate stock and dividend reinvestment
      plans                                                        11,151     47,612                                     58,763
    Issuance of common stock by subsidiary                                    25,077                                     25,077
    Conversion of 3,708,000 depositary shares
      of preferred stock to 8,839,650 common shares  (185,400)     35,359    150,041                                         --
    Shares distributed by ESOP trust and tax
      benefit on dividends                                                                    189         2,741           2,930
    Change in unrealized market value adjustment on
      securities available for sale, net of tax                                           (48,717)                      (48,717)
------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996                            $     --    $892,794   $622,543   $2,916,726      $     --      $4,432,063
    Net income                                                                            807,433                       807,433
    Common dividends declared, $1.72 per share                                           (369,370)                     (369,370)
    Issuance of 3,154,343 common shares under
      corporate stock and dividend reinvestment
      plans                                                        12,617     67,761                                     80,378
    Purchase of 15,255,000 common shares                          (61,020)   (71,463)    (702,585)                     (835,068)
    Change in unrealized market value adjustment on
      securities available for sale, net of tax                                           165,915                       165,915
------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                            $     --    $844,391   $618,841   $2,818,119      $     --      $4,281,351
------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Calendar Year
--------------------------------------------------------------------------------------------------------------------------
                          (Dollars in Thousands)                                 1997            1996             1995
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                                $  807,433      $   736,630      $   591,460
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                  139,660          146,480          113,482
      Depreciation and amortization                                              105,319           92,710           87,355
      Amortization of intangibles and servicing rights                            54,985           61,838           65,232
      Amortization of securities discount and premium                              1,092            3,502           18,728
      Securities gains                                                           (83,514)        (108,146)         (42,365)
      Other gains, net                                                           (80,861)         (40,146)         (23,271)
      Net decrease (increase) in trading account assets                           87,433          (78,778)          (6,671)
      Originations and purchases of mortgage loans held for sale              (5,827,672)      (2,610,000)      (2,075,968)
      Proceeds from sales of mortgage loans held for sale                      5,064,963        2,421,252        1,878,381
      Deferred income taxes                                                      114,700          (16,801)           2,672
      Increase in interest receivable                                             (4,146)         (40,479)         (89,851)
      (Decrease) increase in interest payable                                    (18,808)           4,837          156,582
      Net change in other assets/liabilities                                    (379,318)        (322,864)        (105,767)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        (18,734)         250,035          569,999
LENDING AND INVESTING ACTIVITIES
    Net (increase) decrease in short-term investments                            190,806           65,261          (20,553)
    Purchases of securities                                                   (3,952,924)      (3,439,159)      (7,269,362)
    Proceeds from sales of securities                                          3,202,047        3,416,044        5,589,865
    Proceeds from maturities and prepayments of securities                     1,122,804        1,401,079        1,932,384
    Net increase in loans                                                     (3,206,753)      (1,696,785)      (3,043,087)
    Proceeds from sales of loans                                                 136,057          400,558           61,225
    Net increase in properties and equipment                                    (140,841)        (115,630)        (101,676)
    Acquisitions                                                                (108,643)              --          (16,498)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by lending and investing activities                  (2,757,447)          31,368       (2,867,702)
DEPOSIT AND FINANCING ACTIVITIES
    Net increase (decrease) in Federal funds borrowed and security
     repurchase agreements                                                       148,624       (1,022,844)       1,457,409
    Net increase in borrowed funds                                             1,102,033          431,505          278,464
    Net increase (decrease) in demand, savings, NOW, money market
      accounts, and deposits in overseas offices                                 646,231          436,612       (1,530,940)
    Net increase (decrease) in time deposits                                     215,158          (17,832)       1,668,121
    Repayment of long-term debt                                                 (353,407)        (528,261)         (72,935)
    Proceeds from issuance of long-term debt, net                              2,167,916          497,086        1,123,360
    Dividends paid, net of tax benefit of ESOP shares                           (363,785)        (314,762)        (270,279)
    Issuance of common stock                                                      80,378           58,763           44,885
    Repurchase of common and preferred stock                                    (835,068)              --         (241,253)
    Proceeds from issuance of common stock by subsidiary                              --          114,966               --
    ESOP trust repayment                                                              --            2,741            6,277
--------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by deposit and financing activities                   2,808,080         (342,026)       2,463,109
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and demand balances due from banks                31,899          (60,623)         165,406
Cash and demand balances due from banks, January 1                             2,935,282        2,995,905        2,830,499
--------------------------------------------------------------------------------------------------------------------------
Cash and demand balances due from banks, December 31                          $2,967,181      $ 2,935,282      $ 2,995,905
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                             $1,852,120      $ 1,707,922      $ 1,619,204
    Income taxes paid                                                            171,814          392,247          238,400
    Common stock issued in purchase acquisitions                                      --               --          110,739
--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   National City Corporation ("National City" or "the Corporation") is a multi-bank holding company headquartered in Cleveland, Ohio. The Corporation's principal banking subsidiaries are located in Ohio, Indiana, Kentucky and Pennsylvania. In addition to retail and commercial banking, the Corporation and its subsidiaries are engaged in trust and investment management, mortgage banking, investment banking, leasing, item processing, venture capital, insurance and other financial-related businesses.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of National City conform with generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A description of the significant accounting policies is presented below:
   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.
   BUSINESS COMBINATIONS: Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.
   Other business combinations have been accounted for under the pooling-of-interests method of accounting which requires the assets, liabilities and shareholders' equity of the merged entity to be retroactively combined with the Corporation's respective accounts at recorded value. Prior period financial statements have been restated to give effect to business combinations accounted for under this method.
   CASH FLOWS: Cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and demand balances due from banks."
   LOANS: Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of cost or market, as calculated on an aggregate basis.
   Loan origination fees and certain direct costs are amortized into interest or other income using a method which approximates the interest method over the estimated life of the related loan.
   Loans are classified as nonaccrual or restructured based on management's judgment and requirements established by bank regulatory agencies. Subsequent receipts on nonaccrual loans, including those considered impaired under the provisions of Statement of Financial Accounting Standards No. 114, are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured.
   ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is that amount believed adequate to absorb estimated credit losses in the portfolio based on management's evaluation of various factors including overall growth in the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, and current and anticipated economic conditions. A provision for loan losses is charged to operations based on management's periodic evaluation of these and other pertinent factors.
   Certain loans are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. These standards require an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value. Fair value is measured using either the present value of expected future cash flows based on the initial effective interest rate on the loan, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.
   SECURITIES AND TRADING ACCOUNT ASSETS: Trading account assets are held for resale in anticipation of short-term market movements and are carried at market value. Gains and losses, both realized and unrealized, are included in other income.
   Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost.
   Securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through retained earnings, net of tax.
   Interest and dividends on securities, including amortization of premiums and accretion of discounts, is included in interest income. Realized gains and losses are recorded as net securities gains (losses). The adjusted cost of specific securities sold is used to compute gains or losses on sales.
   EQUITY-RELATED INVESTMENTS: Equity investments of the Corporation's venture capital and small business invest-ment subsidiaries are included in other assets. These investments are carried at fair value with changes in fair value recognized in other noninterest income. The fair values of publicly traded investments are determined using quoted market prices adjusted for sales restrictions or market illiquidity. Investments that are not publicly traded are carried at cost together with any other-than-temporary valuation adjustments determined appropriate by management. This adjusted cost basis approximates fair value.
   SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Corporation's policy to take possession of securities purchased under resale agreements, which are primarily U.S. Government and Federal agency securities. The market value of the collateral is monitored and additional collateral obtained when deemed appropriate. The Corporation also monitors its exposure with respect to securities borrowed transactions and requests the return of excess collateral as required.
   INTANGIBLES: The excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination (goodwill) is included in other assets. Goodwill related to bank acquisitions is amortized over varying periods not exceeding 25 years. Goodwill related to nonbank acquisitions is amortized over varying periods not exceeding 40 years, based on industry practice within the respective nonbank industry. Other identified intangibles are amortized over periods ranging from 4 to 15 years.
   MORTGAGE SERVICING RIGHTS: Mortgage servicing rights are accounted for under the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which became effective January 1, 1997. SFAS No. 125 superseded SFAS No. 122, Accounting for Mortgage Servicing Rights, but did not significantly change the methodology used to account for servicing rights. The Corporation had adopted SFAS No. 122 as of January 1, 1996 and at that time began capitalizing originated servicing rights. The adoption did not have a material impact on financial position or results of operations. Prior to 1996, capitalization was limited to purchased servicing. The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Management stratifies servicing rights based on origination period and interest rate and evaluates the recoverability in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure and delinquency experience. The Corporation did not have a valuation allowance associated with the mortgage servicing rights portfolio as of December 31, 1997. The Corporation hedges its exposure to the prepayment risk associated with the servicing rights by using off-balance sheet derivative financial instruments. Further discussion regarding this activity is provided in Note 19.
   DEPRECIABLE ASSETS: Properties and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life.
   Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The provisions of this statement establish when an impairment loss should be recognized and how it should be measured.
   DERIVATIVE FINANCIAL INSTRUMENTS:
   Interest Rate Risk Management: As part of managing the Corporation's interest rate risk, a variety of derivative financial instruments are used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The derivative financial instruments used primarily consist of interest rate swaps and interest rate caps and floors, and, to a lesser extent, interest rate futures, forwards and options. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the associated balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is accrued. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or in other assets or other liabilities. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses on these contracts are not recognized on the balance sheet, except for those contracts linked to available-for-sale securities, which are carried at fair value with changes in market value, net of interest accruals, recorded as a component of stockholders' equity, net of tax.
   Mortgage Servicing Rights Risk Management: The market value of the Corporation's mortgage servicing rights portfolio is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To hedge the market value of the servicing rights portfolio the Corporation uses interest rate swaps, principal-only swaps and interest rate caps and floors. Net cash flows related to these contracts are recognized as adjustments to the carrying value of the mortgage servicing rights and are amortized over the life of the derivative instrument. This adjusted carrying value is the basis used for evaluating the recoverability of the servicing rights as described in the Mortgage Servicing Rights accounting policy. Unrealized gains and losses are not recognized on the balance sheet but are considered when evaluating the recoverability of the servicing rights.
   Trading: The Corporation also enters into derivative financial agreements for trading purposes. These transactions are executed primarily with the Corporation's customers to facilitate their interest rate and foreign currency risk management strategies. Derivative instruments used for trading include interest rate swaps, interest rate caps and floors, and interest rate and foreign exchange futures, forwards and options. Changes in market value (both realized and unrealized) are recorded in other income.
   STOCK-BASED COMPENSATION: The Corporation's stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123, Stock-Based Compensation, issued in 1995, allows a company to recognize stock-based compensation using a fair-value based method of accounting if it so elects. The Corporation has elected not to adopt the recognition provisions of SFAS No. 123.
   INCOME TAXES: Deferred income taxes reflect the temporary tax consequences on future years of differences between the tax bases and financial statement amounts of assets and liabilities at each year-end.
   TREASURY STOCK: Acquisitions of treasury stock are recorded on the par value method, which requires the cash paid to be allocated to common or preferred stock, surplus and retained earnings.

2. RECENT ACCOUNTING PRONOUNCEMENTS
   ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement also extends the treatment of mortgage servicing rights to all servicing assets. The provisions of SFAS No. 125 were adopted by the Corporation prospectively as of January 1, 1997 for the following types of transactions: securitizations, recognition of servicing assets and liabilities, transfers of receivables with recourse, loan participations, and extinguishments of liabilities.
   Certain provisions of SFAS No. 125, relating to repurchase agreements, securities lending and other similar transactions, and pledged collateral, were deferred for one year by SFAS No. 127, and were adopted prospectively as of January 1, 1998. The adoption of these statements did not have a material impact on financial position or results of operations.
   REPORTING COMPREHENSIVE INCOME: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this statement are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on financial position or results of operations.
   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997, however, it is not required to be applied for interim reporting in the initial year of application. The Corporation is currently evaluating the impact of this statement on the disclosures included in its annual and interim period financial statements.

3. MERGERS AND ACQUISITIONS
On December 1, 1997, National City announced the signing of a definitive merger agreement with First of America Bank Corporation, a $21.1 billion asset bank holding company headquartered in Kalamazoo, Michigan. The merger agreement calls for an exchange of 1.2 shares of National City common stock for each outstanding share of First of America common stock.

Based on the number of shares of First of America common stock outstanding as of December 31, 1997, National City expects to issue approximately 105 million common shares to effect the merger. The transaction will be accounted for as a pooling-of-interests and is anticipated to close in the second quarter of 1998, subject to regulatory and stockholder approvals. In connection with their approval of this transaction, the boards of directors of both companies have rescinded prior authorizations to repurchase common shares.
   On January 12, 1998, National City agreed to acquire Fort Wayne National Corporation, a $3.3 billion asset bank holding company headquartered in Fort Wayne, Indiana. Under the terms of the agreement, shareholders of Fort Wayne National will receive .75 shares of National City common stock for each share of Fort Wayne National common stock outstanding. Based on the number of shares of Fort Wayne National common stock outstanding as of December 31, 1997, National City expects to issue approximately 13 million common shares in connection with the acquisition. The acquisition will be accounted for as a purchase and is expected to close in the second quarter of 1998, subject to regulatory and stockholder approvals.
   In January 1997, the Corporation's mortgage banking subsidiary, National City Mortgage Company, acquired certain assets of the mortgage loan origination business owned by Bank United, a federal bank and its subsidiaries doing business principally under the name Commonwealth United Mortgage. The purchase price of the assets acquired was not material to the Corporation.
   During 1997, the Corporation's item-processing subsidiary, National Processing, Inc., acquired several processing services companies. The combined purchase price of these acquisitions totaled $128 million. Goodwill generated as a result of these purchases totaled $104 million.
   The pro forma effects of the 1997 acquisitions were deemed not material to historical results of operations or financial condition.
   On May 3, 1996, National City merged with Integra Financial Corporation, a $14 billion asset bank holding company headquartered in Pittsburgh, Pennsylvania, in a transaction accounted for as a pooling-of-interests. National City issued 66.6 million shares of common stock to effect the merger.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
Total loans outstanding were recorded net of unearned income of $435.9 million in 1997 and $325.6 million in 1996.
   The following table summarizes the activity in the allowance for loan losses:

                                  For the Calendar Year
------------------------------------------------------------
(Dollars in Thousands)        1997        1996        1995
------------------------------------------------------------
BALANCE AT BEGINNING OF
  YEAR                      $ 705,893   $ 705,846   $ 706,452
  Reserves (sold) acquired     (8,133)         94      11,643
  Provision                   139,660     146,480     113,482
  Charge-offs                (225,703)   (236,615)   (202,547)
  Recoveries                   86,688      90,088      76,816
------------------------------------------------------------
    Net charge-offs          (139,015)   (146,527)   (125,731)
------------------------------------------------------------
BALANCE AT END OF YEAR      $ 698,405   $ 705,893   $ 705,846
------------------------------------------------------------

   The financial review section provides detail regarding nonperforming loans. At December 31, 1997, and December 31, 1996, loans that were considered to be impaired under SFAS No. 114 totaled $10.4 million and $13.9 million, respectively. All impaired loans are included in nonperforming assets. Management does not individually evaluate certain smaller-balance loans for impairment. These loans are evaluated on an aggregate basis using a formula-based approach in accordance with the Corporation's policy. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans for 1997 and 1996 was $4.2 million and $9.6 million, respectively. The contractual interest due and actual interest recognized on impaired loans, as well as on total nonperforming assets, for the twelve months ended December 31, 1997, was $17.3 million and $5.5 million, compared to $20.6 million and $9.0 million, respectively, for the twelve months ended December 31, 1996.
   At December 31, 1997, nonaccrual and restructured loans were $147.5 million and other real estate owned was $19.0 million. At December 31, 1996, the corresponding amounts were $143.1 million and $24.5 million, respectively.

5. SECURITIES
The following is a summary of securities available for sale:

                                DECEMBER 31, 1997
------------------------------------------------------------
(Dollars in       AMORTIZED   UNREALIZED  UNREALIZED    MARKET
Thousands)           COST       GAINS       LOSSES      VALUE
------------------------------------------------------------
U.S. Treas. and
  Fed. agency
  debentures      $1,240,779   $  4,040    $ (4,691)  $1,240,128
Mortgage-backed
  securities      4,889,618      68,405     (15,978)   4,942,045
Asset-backed and
  corporate debt
  securities      1,538,165       7,207      (1,894)   1,543,478
States and
  political
  subdivisions      244,909      12,116        (276)     256,749
Other               469,035     413,743        (115)     882,663
------------------------------------------------------------
TOTAL SECURITIES  $8,382,506   $505,511    $(22,954)  $8,865,063
------------------------------------------------------------

                                December 31, 1996
------------------------------------------------------------
(Dollars in       Amortized   Unrealized  Unrealized    Market
Thousands)           Cost       Gains       Losses      Value
------------------------------------------------------------
U.S. Treas. and
  Fed. agency
  debentures      $2,230,328   $  5,330    $(22,903)  $2,212,755
Mortgage-backed
  securities       4,390,066     32,417     (30,968)   4,391,515
Asset-backed and
  corporate debt
  securities         990,014      6,171      (2,453)     993,732
States and
  political
  subdivisions       324,520     13,351        (915)     336,956
Other                761,169    230,555      (3,200)     988,524
------------------------------------------------------------
TOTAL SECURITIES  $8,696,097   $287,824    $(60,439)  $8,923,482
------------------------------------------------------------

   At December 31, 1997, the unrealized appreciation of securities available for sale included in retained earnings totaled $313.7 million, net of tax, compared to unrealized appreciation of $147.8 million, net of tax, at December 31, 1996.
   The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and accordingly, no valuation adjustments have been included as a charge to income.
   The following table shows the amortized cost and market value (carrying value) of securities at December 31, 1997 by maturity:

----------------------------------------------------------
                                  Available for Sale
                            ------------------------------
(Dollars in Thousands)      Amortized Cost    Market Value
----------------------------------------------------------
Due in 1 year or less         $   900,230      $  901,063
Due in 1 to 5 years             4,807,651       4,843,179
Due in 5 to 10 years            2,075,185       2,104,593
Due after 10 years                599,440       1,016,228
TOTAL                         $ 8,382,506      $8,865,063
----------------------------------------------------------

   Mortgage-backed securities and other securities which have prepayment provisions are assigned to maturity categories based on estimated average lives. Equity securities are included in the Due after 10 years category.
   At December 31, 1997, the carrying value of securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes and security repurchase agreements totaled $6.2 billion.
   At December 31, 1997, there were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities, which exceeded 10% of stockholders' equity.
   The following table represents the segregation of cash flows between securities available for sale and securities held to maturity:

------------------------------------------------------------
                          Available     Held to
(Dollars in Thousands)    for Sale     Maturity       Total
------------------------------------------------------------
1997:
  Purchases of
    securities           $ 3,952,924           --  $ 3,952,924
  Proceeds from sales
    of securities          3,202,047           --    3,202,047
  Proceeds from
    maturities and
    prepayments of
    securities             1,122,804           --    1,122,804
1996:
  Purchases of
    securities           $ 3,439,159           --  $ 3,439,159
  Proceeds from sales
    of securities          3,416,044           --    3,416,044
  Proceeds from
    maturities and
    prepayments of
    securities             1,401,079           --    1,401,079
1995:
  Purchases of
    securities           $ 6,058,386  $ 1,210,976  $ 7,269,362
  Proceeds from sales
    of securities          5,589,865           --    5,589,865
  Proceeds from
    maturities and
    prepayments of
    securities               916,138    1,016,246    1,932,384
------------------------------------------------------------

   On November 15, 1995, the FASB staff issued a special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with provisions in that special report, management chose to reclassify all securities classified as held to maturity to available for sale. At December 1, 1995, the date of the transfer, the amortized cost of those securities was $3.0 billion.
   In 1997, 1996, and 1995, gross gains of $94.1 million, $122.3 million, and $71.4 million and gross losses of $10.6 million, $14.2 million, and $29.0 million were realized, respectively.

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

   SFAS No. 107 also excludes certain items from its disclosure requirements. These items include non-financial assets, intangibles, and future business growth, as well as certain liabilities such as pension and other post-retirement benefits, deferred compensation arrangements, and leases. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
   Portions of the unrealized gains and losses inherent in the valuation are a result of management's program to manage overall interest rate risk and represent a point in time valuation. It is not management's intention to immediately dispose of a significant portion of its financial instruments and, thus, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.
   The following table presents the estimates of fair value of financial instruments at December 31, 1997 and 1996. Bracketed amounts in the carrying value columns represent either reduction of asset accounts, liabilities, or commitments representing potential cash outflows. Bracketed amounts in the fair value columns represent estimated cash outflows required to settle the obligations at current market rates.

------------------------------------------------------------
                               1997                1996
                        ------------------  ------------------
                        CARRYING    FAIR    Carrying    Fair
(Dollars in Millions)    VALUE     VALUE     Value     Value
------------------------------------------------------------
ASSETS:
  Cash and cash
    equivalents         $ 4,142   $  4,142  $ 4,318   $  4,318
  Loans held for sale     1,131      1,131      335        335
  Loans receivable       38,442     39,020   35,495     35,578
  Allowance for loan
    losses                 (698)        --     (706)        --
  Securities              8,865      8,865    8,923      8,923
  Trading account
    assets                   15         15      102        102
  Other assets              105        105       74         74
------------------------------------------------------------
LIABILITIES:
  Demand deposits       $(7,378)  $ (7,378) $(7,436)  $ (7,436)
  Savings and time
    deposits            (29,483)   (29,821) (28,563)   (28,763)
  Short-term borrowings  (7,521)    (7,521)  (6,271)    (6,271)
  Long-term debt         (4,810)    (5,044)  (2,994)    (3,231)
  Other liabilities        (434)      (434)    (475)      (475)
------------------------------------------------------------
OFF-BALANCE SHEET INSTRUMENTS:
  Interest rate swaps   $    (2)  $     75  $    (4)  $     15
  Interest rate caps,
    floors, corridors
    and futures              18          4       21         24
  Commitments to
    extend credit           (13)       (13)     (12)       (12)
  Standby letters of
    credit                   (2)        (2)      (2)        (2)
------------------------------------------------------------

   The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
   CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values. For purposes of this disclosure only, cash equivalents include Federal funds sold, security resale agreements, Eurodollar time deposits, customers' acceptance liability, accrued interest receivable, and other short-term investments.
   LOANS RECEIVABLE AND LOANS HELD FOR SALE: For performing variable rate loans that reprice frequently and loans held for sale, estimated fair values are based on carrying values. The fair values for all other loans are estimated using a discounted cash flow calculation that applies interest rates used to price new, similar loans to a schedule of aggregated expected monthly maturities, adjusted for market and credit risks.
   SECURITIES: The market values of securities are based upon quoted market prices, where available, and on quoted market prices of comparable instruments when specific quoted prices are not available.
   DEPOSIT LIABILITIES: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
   SHORT-TERM BORROWINGS: The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, commercial paper, and other short-term borrowings approximate their fair values.
   LONG-TERM DEBT: The fair values of long-term borrowings (other than deposits) are based on quoted market prices, where available, or are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.
   OFF-BALANCE SHEET INSTRUMENTS: The amounts shown under carrying value represent accruals or deferred income (fees) arising from the related off-balance sheet financial instruments. Fair values for off-balance sheet instruments (futures, swaps, forwards, options, guarantees, and lending commitments) are based on quoted market prices (futures); current settlement values (financial forwards); quoted market prices of comparable instruments; fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (guarantees, loan commitments); or, if there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).

7. CASH AND DEMAND BALANCES DUE FROM BANKS
The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The consolidated average reserve balance was $239.8 million for 1997.

8. PROPERTIES AND EQUIPMENT
A summary of properties and equipment follows:

                                          December 31
------------------------------------------------------------
(Dollars in Thousands)                1997           1996
------------------------------------------------------------
Land                               $   84,019     $   87,060
Buildings and leasehold
  improvements                        552,243        585,838
Equipment                             816,778        701,477
------------------------------------------------------------
                                    1,453,040      1,374,375
Less accumulated depreciation
  and amortization                    792,983        757,949
------------------------------------------------------------
NET PROPERTIES AND EQUIPMENT       $  660,057     $  616,426
------------------------------------------------------------

   The Corporation and certain of its subsidiary banks occupy their respective headquarters offices under long-term operating leases and, in addition, lease certain data processing equipment. The aggregate minimum annual rental commitments under these leases total approximately $59.4 million in 1998, $53.2 million in 1999, $49.3 million in 2000, $45.2 million in 2001, $42.5 million in 2002, and $240.8 million thereafter.
   Total expense recorded under all operating leases in 1997, 1996 and 1995 was $82.0 million, $79.8 million and $73.3 million, respectively.

9. OTHER BORROWINGS
The composition of other borrowings follows:

                                         December 31
-----------------------------------------------------------
(Dollars in Thousands)               1997           1996
-----------------------------------------------------------
U.S. Treasury demand notes and
  Federal funds borrowed-term     $1,861,090     $1,056,499
Notes payable to Student Loan
  Marketing Association              300,000        300,000
Other                                138,763         79,648
-----------------------------------------------------------
    Total bank subsidiaries        2,299,853      1,436,147
Commercial paper                     795,895        556,100
Other                                    294          1,762
-----------------------------------------------------------
    Total parent company and
      other subsidiaries             796,189        557,862
-----------------------------------------------------------
TOTAL                             $3,096,042     $1,994,009
-----------------------------------------------------------

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

10. LONG-TERM DEBT
The composition of long-term debt, net of unamortized discount, if applicable, follows:

                                         December 31
-----------------------------------------------------------
(Dollars in Thousands)               1997           1996
-----------------------------------------------------------
Floating Rate Subordinated Notes
  due 1997                        $       --     $   74,998
Floating Rate Notes due 1997              --         49,983
9 7/8% Subordinated Notes due
  1999                                64,918         64,872
6.50% Subordinated Notes due
  2000                                99,881         99,820
8.50% Subordinated Notes due
  2002                                99,896         99,881
6 5/8% Subordinated Notes due
  2004                               249,201        249,072
7.20% Subordinated Notes due
  2005                               249,785        249,756
Other                                    939          1,794
-----------------------------------------------------------
TOTAL PARENT COMPANY                 764,620        890,176
6.50% Subordinated Notes due
  2003                               199,600        199,525
7.25% Subordinated Notes due
  2010                               222,944        222,779
6.30% Subordinated Notes due
  2011                               200,000        200,000
7.25% Subordinated Notes due
  2011                               197,278        197,080
Other                                  3,133          2,103
-----------------------------------------------------------
TOTAL SUBSIDIARY SUBORDINATED
  NOTES                              822,955        821,487
-----------------------------------------------------------
TOTAL LONG-TERM DEBT QUALIFYING
  FOR TIER II CAPITAL              1,587,575      1,711,663
Senior Bank Notes                  2,019,229        754,582
Federal Home Loan Bank Advances      703,721        528,173
Reset Asset Capital Securities
  of National City Capital Trust
  I                                  499,892             --
-----------------------------------------------------------
TOTAL OTHER LONG-TERM DEBT         3,222,842      1,282,755
-----------------------------------------------------------
TOTAL                             $4,810,417     $2,994,418
-----------------------------------------------------------

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

8.40% and mature at various dates through 2023. Advances from the FHLB are collateralized by qualifying securities and loans.
   The Senior Bank Notes are at fixed and variable rates and mature at various dates through 2012. The weighted average interest rate of the notes as of December 31, 1997 and 1996 was 6.14% and 6.07%, respectively.
   The majority of the Corporation's fixed rate debt has been effectively converted to variable rate debt through the use of off-balance sheet derivatives. Information regarding derivative contracts is included in Note 19.
   A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at December 31, 1997.
   Long-term debt maturities for the next five years are as follows: $402.1 million in 1998; $229.7 million in 1999; $677.5 million in 2000; $126.8 million in 2001; and $501.7 million in 2002.

11. CAPITAL RATIOS
The following table reflects various measures of capital at year-end:

                            1997                   1996
(Dollars in          ------------------     ------------------
Millions)             AMOUNT      RATIO      Amount      Ratio
------------------------------------------------------------
Total equity(1)      $4,281.4     7.83%     $4,432.1      8.71%
Tangible
  equity(2)           3,651.5     6.75       3,932.7      7.81
Tier 1 capital(3)     3,609.8     8.12       3,976.5      9.84
Total risk-based
  capital(4)          5,622.5    12.65       5,980.6     14.79
Leverage(5)           3,609.8     7.01       3,976.5      8.16
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

                                          December 31
----------------------------------------------------------
(Dollars in Millions)                 1997           1996
----------------------------------------------------------
Goodwill                             $394.9         $307.8
Other intangibles                      18.1           50.4
                                     ------         ------
Total intangibles                    $413.0         $358.2
Mortgage servicing rights            $218.2         $141.2
----------------------------------------------------------

12. OTHER CAPITAL TRANSACTIONS
The Corporation is authorized to issue 5,000,000 shares of no par value preferred stock. At December 31, 1995, the Corporation had 741,600 shares of 8% Cumulative Convertible Preferred Stock outstanding in the form of 3,708,000 depositary shares. The depositary shares had a stated value of $50.00 per share and each share represented a one-fifth interest in a preferred share. The preferred shares were convertible at the option of the holder into 2.384 common shares per depositary share. On March 5, 1996, the Corporation called the preferred stock for redemption, effective May 1, 1996, at the fixed redemption price of $52.00 per depositary share. Prior to the redemption date, all of the outstanding depositary shares were converted into common stock.
   The final 613,429 shares in the Employee Stock Ownership Plan (ESOP) were allocated to benefit plan participants during 1996. The ESOP, which was part of the National City Savings and Investment Plan, earned dividends on company shares of $.4 million and $1.4 million in 1996 and 1995, respectively. Company contributions of $2.8 million and $6.8 million in 1996 and 1995, respectively, were used with dividends to service the loan which was fully paid during 1996.
   In August 1996, National Processing, Inc. (NPI), a subsidiary of National City, issued 7,475,000 shares of common stock in an underwritten public offering. Subsequent to the issuance, National City continued to own 85.2% of NPI. In 1997, National City increased its investment in NPI by approximately 2.5% through the purchase of 1.3 million shares of NPI's common stock on the open market. Amounts related to the minority shareholders' interest in the equity of NPI are not material to the consolidated financial statements.

13. NET INCOME PER COMMON SHARE
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which became effective for the Corporation for reporting periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully-diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is similar to, but slightly different from, the previously required fully-diluted earnings per share method and is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and the conversion impact of convertible equity securities. Diluted earnings per share for 1997 equates to what would have been reported as fully-diluted earnings per share. For purposes of comparability, all prior-period earnings per share data has been restated.
   The calculation of net income per common share follows:

                                 For the Calendar Year
---------------------------------------------------------------
(Dollars in Thousands
Except
Per Share Amounts)          1997         1996         1995
---------------------------------------------------------------
BASIC:
  Net income                $807,433     $736,630     $591,460
    Less preferred
      dividends                   --        4,028       14,830
---------------------------------------------------------------
  Net income applicable
    to common stock         $807,433     $732,602     $576,630
---------------------------------------------------------------
  Average common shares
    outstanding          216,429,836  219,095,248  212,392,355
---------------------------------------------------------------
  Net income per common
    share -- basic             $3.73        $3.34        $2.71
---------------------------------------------------------------
DILUTED:
  Net income                $807,433     $736,630     $591,460
---------------------------------------------------------------
  Average common shares
    outstanding          216,429,836  219,095,248  212,392,355
  Stock option
    adjustment             4,259,927    3,579,078    2,704,769
  Preferred stock
    adjustment                    --    2,679,175    8,839,872
---------------------------------------------------------------
  Average common shares
  outstanding -- diluted 220,689,763  225,353,501  223,936,996
---------------------------------------------------------------
  Net income per common
    share -- diluted           $3.66        $3.27        $2.64
---------------------------------------------------------------

14. PARENT COMPANY AND REGULATORY RESTRICTIONS
At December 31, 1997, retained earnings of the parent company included $2,360.8 million of equity in undistributed earnings of subsidiaries.
   Dividends paid by the Corporation's subsidiary banks are subject to various legal and regulatory restrictions. In 1997, subsidiary banks declared $422.0 million in dividends to the parent company. The subsidiary banks can initiate dividend payments in 1998, without prior regulatory approval, of $471.1 million, plus an additional amount equal to their net profits for 1998, as defined by statute, up to the date of any such dividend declaration.
   Under Section 23A of the Federal Reserve Act, as amended, loans from subsidiary banks to nonbank affiliates, including the parent company, are required to be collateralized.
   Commercial paper borrowings of a subsidiary ($795.9 million outstanding at December 31, 1997) are guaranteed by the parent company.
   Condensed parent company financial statements, which include transactions with subsidiaries, follow:

BALANCE SHEETS

                                         December 31
----------------------------------------------------------
(Dollars in Thousands)                1997         1996
----------------------------------------------------------
ASSETS
  Cash and demand balances
    due from banks                 $   84,497   $   14,355
  Loans to and accounts receivable
    from subsidiaries                 732,664    1,014,375
  Securities                        1,010,956      747,644
  Investments in:
    Subsidiary banks                3,385,638    3,149,276
    Nonbank subsidiaries              498,220      442,711
  Goodwill, net of accumulated
    amortization of $37,318 and
    $34,897, respectively              49,292       47,793
  Other assets                         66,110      184,015
----------------------------------------------------------
TOTAL ASSETS                       $5,827,377   $5,600,169
----------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Corporate long-term debt         $1,264,512   $  890,176
  Accrued expenses and other
    liabilities                       281,514      277,930
----------------------------------------------------------
    Total liabilities               1,546,026    1,168,106
  Stockholders' equity              4,281,351    4,432,063
----------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $5,827,377   $5,600,169
----------------------------------------------------------

STATEMENTS OF INCOME

                                 For the Calendar Year
-----------------------------------------------------------
(Dollars in Thousands)         1997       1996       1995
-----------------------------------------------------------
INCOME
  Dividends from:
    Subsidiary banks         $422,000   $579,500   $329,751
    Nonbank subsidiaries        4,318     10,420     12,676
  Interest on loans to
    subsidiaries               23,153     10,810     11,686
  Interest and dividends
    on securities              22,959     21,997      9,268
  Securities gains             65,929     93,720     19,764
  Other income                 25,031      2,851      1,046
-----------------------------------------------------------
TOTAL INCOME                  563,390    719,298    384,191
-----------------------------------------------------------

                                   For the Calendar Year
-------------------------------------------------------------
(Dollars in Thousands)           1997       1996       1995
-------------------------------------------------------------
EXPENSE
  Interest on debt and
    other borrowings             76,851     67,280     68,578
  Goodwill amortization           2,329      2,588      2,360
  Other expense                 110,887    153,487    118,909
-------------------------------------------------------------
TOTAL EXPENSE                   190,067    223,355    189,847
-------------------------------------------------------------
  Income before taxes and
    equity in undistributed
    income of subsidiaries      373,323    495,943    194,344
  Income tax (benefit)          (46,988)   (81,357)   (79,474)
-------------------------------------------------------------
  Income before equity in
    undistributed net income
    of subsidiaries             420,311    577,300    273,818
  Equity in undistributed
    net income of subsidiaries  387,122    159,330    317,642
-------------------------------------------------------------
NET INCOME                     $807,433   $736,630   $591,460
-------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                 For the Calendar Year
-----------------------------------------------------------
(Dollars in Thousands)         1997       1996       1995
-----------------------------------------------------------
OPERATING ACTIVITIES
 Net income                  $807,433   $736,630   $591,460
 Adjustments to reconcile
  net income to net cash
  provided
  by operating activities:
 Equity in undistributed net
  income of subsidiaries     (387,122)  (159,330)  (317,642)
 Amortization of goodwill       2,329      2,588      2,360
 Depreciation of premises
  and equipment                 1,596      5,447      4,339
 Decrease (increase) in
  dividends receivable from
  subsidiaries                223,820   (114,820)   (89,500)
 Securities gains             (65,929)   (93,720)   (19,764)
 Other, net                    44,830   (114,604)   (79,879)
-----------------------------------------------------------
NET CASH PROVIDED
  BY OPERATING ACTIVITIES     626,957    262,191     91,374
-----------------------------------------------------------
INVESTING ACTIVITIES
 Net change in short-term
  money market investments   (155,861)    29,065    (35,613)
 Purchases of securities     (161,758)  (260,765)  (144,259)
 Sales and maturities of
  securities                  139,251    199,324     93,129
 Net sales of premises and
  equipment                        --     11,513     19,266
 Principal collected on
  loans to subsidiaries       594,820      8,524      7,800
 Loans to subsidiaries       (737,049)   (49,167)   (24,975)
 Investment in subsidiaries     9,948         --    (72,961)
 Return of investment
  from subsidiaries           495,000    198,000    286,000
-----------------------------------------------------------
NET CASH PROVIDED
  BY INVESTING ACTIVITIES     184,351    136,494    128,387
-------------------------------------------------------------

                                   For the Calendar Year
-------------------------------------------------------------
(Dollars in Thousands)           1997       1996       1995
-------------------------------------------------------------
FINANCING ACTIVITIES
 Repayment of corporate
  long-term debt               (125,885)  (100,000)      (556)
 Proceeds from issuance
  of long-term debt             500,000         --    249,710
 Increase (decrease) in
  other borrowings                3,194    (43,730)    (7,115)
 Common and preferred
  dividends                    (363,785)  (314,762)  (270,279)
 Issuance of common stock        80,378     58,763     44,885
 Repurchase of stock           (835,068)        --   (241,253)
 Shares distributed by ESOP          --      2,741      6,277
-------------------------------------------------------------
NET CASH (USED)
  BY FINANCING ACTIVITIES      (741,166)  (396,988)  (218,331)
-------------------------------------------------------------
 Increase in cash and demand
  balances due from banks        70,142      1,697      1,430
 Cash and demand balances
  due from banks, January 1      14,355     12,658     11,228
-------------------------------------------------------------
 Cash and demand balances
  due from banks, December 31  $ 84,497   $ 14,355   $ 12,658
-------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                 $ 76,212   $ 64,764   $ 65,106
 Securities transferred to
  (from) subsidiaries                --   (248,234)    89,400
 Shares issued in purchase
  acquisitions and
  additional investment in
  subsidiaries                       --         --    110,739
-------------------------------------------------------------

15. STOCK OPTIONS AND AWARDS
National City maintains various incentive and non-qualified stock-based compensation plans that allow for the granting of restricted shares, stock options or other stock-based awards to eligible employees and directors.
   STOCK OPTION PLANS: The stock option plans for officers and key employees authorize the issuance of up to 15,000,000 options to purchase shares of common stock at the market price of the shares at the date of grant. These options generally become exercisable to the extent of either 25% or 50% annually beginning one year from the date of grant and expire not later than ten years from the date of grant. In addition, stock options may be granted that include the right to receive additional options not exceeding the number of options exercised under the original grant if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.
   In 1995, the Corporation was authorized to grant up to 3,500,000 options to purchase common stock to virtually all employees in commemoration of National City's 150th anniversary. One-third of these options become exercisable in each of the years 1998, 1999, and 2000.

   RESTRICTED STOCK PLAN: The restricted stock plan provides for the issuance of up to 1,500,000 shares of common stock to officers, key employees and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire over a four-year period. The Corporation generally recognizes compensation expense over the restricted period. Compensation expense recognized in 1997, 1996 and 1995 totaled $3.2 million, $2.0 million and $1.9 million, respectively, related to shares issued under this plan.
   OPTION AND RESTRICTED STOCK AWARD ACTIVITY: A summary of stock option and restricted stock award activity follows:

  -------------------------------------------------------------
                               Shares
                 -----------------------------------
                  Available                            Weighted-
                  for Grant                             Average
                 -----------        Outstanding         Option
                  Awards &     ---------------------   Price Per
                   Options      Awards     Options       Share
  -------------------------------------------------------------
January 1, 1995    8,893,415    327,800   10,079,579    $ 22.84
  Authorized       3,500,000
  Cancelled           95,577     (8,950)    (793,767)     29.12
  Acquired                                    88,418
  Exercised                    (139,250)  (1,822,509)     20.40
  Granted         (5,849,640)   111,090    5,738,550      30.10
---------------------------------------------------------------
December 31,
  1995             6,639,352    290,690   13,290,271      25.86
  Cancelled          125,368    (11,300)    (820,718)     29.35
  Exercised                     (49,532)  (2,999,388)     19.83
  Granted         (3,649,117)   162,977    4,105,003      35.20
---------------------------------------------------------------
December 31,
  1996             3,115,603    392,835   13,575,168      29.89
  Authorized      16,500,000
  Cancelled          116,615    (23,059)    (139,199)     36.43
  Exercised                     (77,803)  (2,821,205)     23.04
  Granted         (2,895,679)   215,579    3,132,668      56.98
---------------------------------------------------------------
DECEMBER 31,
  1997            16,836,539    507,552   13,747,432    $ 35.05
---------------------------------------------------------------

   At December 31, 1997, 1996 and 1995, options exercisable under National City option plans totaled 6,623,140, 6,975,620, and 6,160,826 shares, respectively, and had a weighted average option price per share of $26.88, $22.45, and $20.71, respectively. For options outstanding at December 31, 1997, the option price per share ranged from $5.31 to $67.00 and the weighted-average remaining contractual life of the options was 7.2 years.
   PRO FORMA DISCLOSURES: For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1995, 1996 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.
   The following weighted-average assumptions were used in the option pricing model: a risk-free interest rate of 5.69%, 6.04% and 5.64% for 1997, 1996 and 1995, respectively; an expected life of the option of 3.9 years, 4.2 years and
5.4 years for 1997, 1996 and 1995, respectively; an expected dividend yield of 3.50% for 1997 and 3.80% for 1996 and 1995; and a volatility factor of .194 for 1997 and .206 for 1996 and 1995. The weighted-average grant-date fair value of options granted during 1997, 1996 and 1995 was $9.46, $6.08 and $5.24, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.
   Had compensation cost for the Corporation's stock-based compensation plans been determined consistent with SFAS No. 123, net income and earnings per share would have been as summarized below:

------------------------------------------------------------
(In Thousands,
Except Per Share Amounts)       1997       1996       1995
------------------------------------------------------------
Pro forma net income          $791,261   $725,726   $588,122
Pro forma earnings per share:
  Basic                          $3.66      $3.29      $2.70
  Diluted                         3.59       3.22       2.63
------------------------------------------------------------

   Due to the inclusion of only 1995, 1996 and 1997 option grants, the effects of applying SFAS No. 123 to the years presented above may not be representative of the pro forma impact in future years.

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

   The defined benefit pension plan's funded status (at its year-end September
30) follows:

---------------------------------------------------------
(Dollars in Thousands)                1997         1996
---------------------------------------------------------
Projected benefit obligation:
  Vested benefits                   $452,958     $422,876
  Nonvested benefits                  21,888       21,121
---------------------------------------------------------
  Accumulated benefit obligation     474,846      443,997
  Effect of projected future
    compensation levels               69,928       84,875
---------------------------------------------------------
Projected benefit obligation         544,774      528,872
Plan's assets at fair value,
  primarily stocks and bonds,
  including $33.5 million and
  $22.7 million in the common
  stock of the Corporation for
  1997 and 1996, respectively        697,571      561,133
---------------------------------------------------------
Funded status - plan assets in
  excess of projected benefit
  obligation                        $152,797     $ 32,261
---------------------------------------------------------
Comprised of:
  Unrecognized net gains (losses)   $148,832     $ 31,626
  Unrecognized net assets being
    recognized over 15 years          16,013       20,787
  Less accrued pension liability
    on balance sheet                  12,048       20,152
---------------------------------------------------------
                                    $152,797     $ 32,261
---------------------------------------------------------

   Assumptions used in the valuation of the defined benefit pension plan at its year-end (September 30) follow:

-------------------------------------------------------------
                                1997       1996       1995
-------------------------------------------------------------
Weighted average discount
  rate                             7.25%    7.50%        7.50%
Average assumed rate of
  compensation increase       2.75-7.50     5.00    4.75-5.00
Long-term rate of return on
  assets                          10.00    10.00        10.00
-------------------------------------------------------------

   The Corporation adopted an age-graded rate of compensation increase assumption in 1997. This change did not have a material impact on the projected benefit obligation.
   Net defined benefit pension plan costs include the following components:

                                   For the Calendar Year
--------------------------------------------------------------
(Dollars in Thousands)          1997        1996       1995
--------------------------------------------------------------
Service cost - benefits
  earned during year          $  24,333   $ 20,306   $ 19,871
Interest cost on projected
  benefit obligation             40,480     36,033     36,324
Actual return on plan assets   (176,344)   (78,548)   (74,411)
Net amortization and deferral   120,427     30,577     29,732
--------------------------------------------------------------
Net periodic pension cost     $   8,896   $  8,368   $ 11,516
--------------------------------------------------------------

   The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded and any payments to plan participants are made by the Corporation. At December 31, 1997 and 1996 approximately $28.5 million and $32.6 million, respectively, were included in accrued expenses and other liabilities for these plans. For the years ended December 31, 1997, 1996 and 1995, expense related to these plans was $6.7 million, $17.6 million, and $5.6 million, respectively. The expense for 1996 includes a $11.4 million charge relating to the curtailment of a supplemental executive retirement plan for former key employees of Integra.
   Substantially all employees with one or more years of service are eligible to contribute a portion of their pre-tax salary to a defined contribution plan. The Corporation may make contributions to the plan in varying amounts depending on the level of employee contributions. For the years ended 1997, 1996 and 1995, the expense related to this plan was $35.2 million, $10.7 million, and $17.8 million, respectively. Contributions made in the form of Company shares by an ESOP served to reduce expense in 1996 and prior.

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

December 31, reconciled with amounts recognized in the consolidated balance sheet:

-----------------------------------------------------------
(Dollars in Thousands)                   1997        1996
-----------------------------------------------------------
Accumulated postretirement benefit
  obligation:
  Retirees                             $ 43,586    $ 40,704
  Fully eligible active plan
    participants                         11,108      10,826
  Other active plan participants         16,709      15,573
-----------------------------------------------------------
Accumulated postretirement benefit
  obligation                             71,403      67,103
Unrecognized net (loss)                 (10,651)     (9,585)
Unrecognized transition obligation      (25,286)    (27,210)
-----------------------------------------------------------
Accrued postretirement benefit cost    $ 35,466    $ 30,308
-----------------------------------------------------------

   Net periodic postretirement benefit costs include the following components:

------------------------------------------------------------
                                    For the Calendar Year
(Dollars in Thousands)             1997      1996      1995
------------------------------------------------------------
Service cost                      $1,581    $1,270    $  983
Interest cost                      5,169     4,805     4,406
Net amortization and deferral      2,378     2,231     1,822
------------------------------------------------------------
Net periodic postretirement
  benefit cost                    $9,128    $8,306    $7,211
------------------------------------------------------------

   Assumptions used in the valuation of the accumulated postretirement benefit obligation at December 31 follow:

----------------------------------------------------------
                                   1997     1996     1995
----------------------------------------------------------
Weighted average discount rate      7.50%    7.75%    7.75%
Average salary scale                5.00     5.00     5.00
----------------------------------------------------------

   The health care trend rate assumption only affects those participants retired under the plan prior to April 1, 1989. The 1997 health care trend rate is projected to be 10 percent for participants under 65 and 7 percent for participants over 65. These rates are assumed to decrease incrementally by .5 percentage point per year until they reach 5 percent and remain at that level thereafter. The health care trend rate assumption does not have a significant effect on the medical plan, therefore, a 1 percentage point change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

18. INCOME TAXES
The composition of income tax expense (benefit) follows:

-------------------------------------------------------------
                                  For the Calendar Year
  (Dollars in Thousands)       1997        1996        1995
-------------------------------------------------------------
Current:
  Federal                    $245,889    $320,696    $234,809
  State                           505      17,919      16,204
-------------------------------------------------------------
    Total current             246,394     338,615     251,013
Deferred:
  Federal                     108,804     (15,682)      1,733
  State                         5,896      (1,119)        939
-------------------------------------------------------------
  Total deferred              114,700     (16,801)      2,672
-------------------------------------------------------------
Tax expense                  $361,094    $321,814    $253,685
-------------------------------------------------------------
Tax expense applicable to
  securities transactions    $ 29,387    $ 29,587    $ 13,501
-------------------------------------------------------------

   The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown below:

---------------------------------------------------------
                                       For the Calendar
                                             Year
                                     1997    1996    1995
---------------------------------------------------------
Statutory rate                       35.0%   35.0%   35.0%
Life insurance                       (1.7)   (2.2)   (3.0)
Tax-exempt income                    (1.2)   (1.5)   (2.3)
Other                                (1.2)    (.9)     .3
---------------------------------------------------------
EFFECTIVE TAX RATE                   30.9%   30.4%   30.0%
---------------------------------------------------------

  Significant components of deferred tax liabilities and assets as of December 31 are as follows:

-----------------------------------------------------------
(Dollars in Thousands)                 1997         1996
-----------------------------------------------------------
Deferred tax liabilities:
  Lease accounting                  $  214,901    $  98,707
  Depreciation                          21,036       23,210
  Mark to market adjustments           164,479       83,452
  Other - net                          115,713       77,925
-----------------------------------------------------------
  Total deferred tax liabilities       516,129      283,294
Deferred tax assets:
 Provision for losses                  247,910      248,462
 Employee benefits                      27,070       33,308
 Other - net                           105,516       76,553
-----------------------------------------------------------
  Total deferred tax assets            380,496      358,323
-----------------------------------------------------------
Net deferred tax (liability) asset  $ (135,633)   $  75,029
-----------------------------------------------------------

19. OFF-BALANCE SHEET FINANCIAL AGREEMENTS
The Corporation uses a variety of off-balance sheet financial instruments such as interest rate swaps, futures, options, forwards, and cap and floor contracts. These financial agreements, frequently called interest rate derivatives, enable the Corporation to efficiently manage its exposure to changes in interest rates. As with any financial instrument, derivatives have inherent risks. Market risk includes the risk of gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance sheet transactions. Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk can be measured as the cost of acquiring a new derivative agreement with cash flows identical to those of a defaulted agreement in the current interest rate environment. The credit exposure to counterparties is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk and by collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance sheet counterparties that provide for exchanges of marketable securities to collateralize either party's unrealized gains. On December 31, 1997, these collateral agreements covered 93% of the notional amount of the derivative portfolio, and the Corporation was holding net U.S. government and agency securities with a market value of $41 million from various counterparties to collateralize unrealized gains. The Corporation has never experienced a credit loss associated with any interest rate derivative.
   INTEREST RATE RISK MANAGEMENT: On December 31, 1997, the total notional amount of the interest rate swap portfolio used to manage interest rate sensitivity was $8.4 billion, which is an increase of $383 million from December 31, 1996. The Corporation uses receive fixed interest rate swaps, receive fixed cancelable interest rate swaps and receive fixed indexed amortizing interest rate swaps to convert variable rate loans and securities into synthetic fixed rate instruments and to convert fixed rate funding sources into synthetic variable rate funding instruments. The Corporation increased its use of cancelable interest rate swaps during the year to facilitate its interest rate risk management process and its wholesale funding activities. During 1997, the Corporation entered into $527 million of receive fixed cancelable interest rate swaps to hedge the issuance of fixed rate callable funding products and $3.1 billion of receive fixed cancelable interest rate swaps to convert portions of its variable rate loan portfolios into synthetic fixed rate loans. During 1997, $486 million of receive fixed interest rate swaps matured or amortized, $1.3 billion of indexed amortizing receive fixed interest rate swaps matured or amortized and $2.3 billion of indexed amortizing or cancelable interest rate swaps were terminated prior to maturity. These terminations generated pre-tax net losses of $.6 million, recognized as an adjustment to the carrying value of the loan portfolio.
   The Corporation uses pay fixed interest rate swaps to convert fixed rate loans and securities into synthetic variable rate instruments and to convert variable rate funding sources into synthetic fixed rate funding instruments. During 1997, the Corporation entered into $869 million of pay fixed interest rate swaps, primarily to hedge fixed rate commercial loans and investment securities. During 1997, $555 million of pay fixed interest rate swaps matured or amortized and $294 million of pay fixed interest rate swaps were terminated prior to maturity. These terminations generated pre-tax net losses of $.2 million, recognized as an adjustment to the carrying value of the securities portfolio.
   The Corporation uses interest rate cap and floor contracts to help protect its interest margin in periods of extremely high or low interest rates. During 1997, the Corporation purchased $500 million three-month Eurodollar caps with maturities of 3 years and an average strike rate of 7.5%.
   The Corporation uses interest rate corridors to help protect its net interest margin in various interest rate environments. These interest rate corridors pay 1.0% of the notional amount per annum over their lives only when the three-month Eurodollar rate is between the corridor strike rates. There are no payments due to the Corporation when three-month Eurodollar rates are outside of the corridor strike rates.
   On December 31, 1997, the Corporation had $8.2 million of net deferred gains on terminated derivative contracts and had no material derivative contracts outstanding that were hedging anticipated transactions.
   Summary information with respect to the interest rate derivative portfolio used for risk management purposes follows:

------------------------------------------------------------------------------------------------------------------------------
                                                            December 31, 1997
                            ---------------------------------------------------------------------------------
                                                                                Weighted Average
                                                                    -----------------------------------------   December 31, 1996
                             Notional     Unrealized   Unrealized   Receive   Pay        Strike        Life     -----------------
(Dollars in Thousands)        Amount        Gains        Losses      Rate     Rate        Rate        (Years)    Notional Amount
------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS:
  Receive fixed indexed
    amortizing swaps        $ 1,034,493    $    479     $ (4,916)     5.91%   5.77%        --            1.3       $ 3,107,448
  Receive fixed callable
    swaps                     2,842,000      21,296       (3,816)     6.72    5.87         --            1.8           905,000
  Receive fixed swaps         3,241,000      58,076       (3,800)     6.47    5.85         --            3.5         3,047,370
  Pay fixed callable swaps       53,588         551       (1,909)     5.97    6.35         --            8.4                --
  Pay fixed swaps               895,754          52      (11,605)     4.93    6.45         --            5.6           874,145
  Basis swaps                   325,000         447         (543)     5.91    5.88         --            2.5            75,000
------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        swaps                 8,391,835      80,901      (26,589)                                                    8,008,963
INTEREST RATE CAPS AND FLOORS:
  Three-month Eurodollar
    floors purchased          1,400,000      12,826      (10,821)       --     --         5.71%          2.9         1,400,000
  One-month Eurodollar caps
    purchased                     3,971          --       (1,498)       --     --          9.0          14.2                --
  Three-month Eurodollar
    caps purchased              500,000         352           --        --     --         7.50           2.1           100,000
  Other                                                                                                                182,000
------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        caps and floors       1,903,971      13,178      (12,319)                                                    1,682,000
INTEREST RATE CORRIDORS
  PURCHASED:
  1% Payout corridors           500,000          62         (531)       --     --       6.5%-7.5%         .7         1,250,000
------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE FUTURES:
  Futures purchased             212,000          12           --        --     --          --             --                --
  Futures sold                  749,000           1         (288)       --     --          --             --                --
------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        futures                 961,000          13         (288)                                                           --
------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        swaps, caps,
        floors, corridors &
        futures             $11,756,806    $ 94,154     $(39,727)                                                  $10,940,963
------------------------------------------------------------------------------------------------------------------------------

   The variable rates in the interest rate swap contracts are primarily based on the three-month Eurodollar rate. The average variable rates included in the table above are those in effect in the specific contracts at December 31, 1997.
   The following table details the expected notional maturities of off-balance sheet instruments used for interest-rate risk management at December 31, 1997:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Greater
                                                           Less than        1 to 3         3 to 5        5 to 10       than 10
(Dollars in Thousands)                                       1 Year         Years          Years          Years         Years
------------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps                                        $2,848,948     $2,605,545     $  828,000     $  385,000     $450,000
Pay fixed swaps                                                    --        258,644        249,709        409,279       31,710
Basis swaps                                                   100,000         50,000        175,000             --           --
Floors purchased                                              435,000        300,000        300,000        365,000           --
Caps purchased                                                     --        500,000             --             --        3,971
Interest rate corridors                                       500,000             --             --             --           --
Futures purchased                                                  --        212,000             --             --           --
Futures sold                                                  139,000         39,000        223,000        348,000           --
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                      $4,022,948     $3,965,189     $1,775,709     $1,507,279     $485,681
------------------------------------------------------------------------------------------------------------------------------

   Indexed amortizing interest rate swaps are contracts where the notional amount amortizes after a predetermined lock-out period. The rate of amortization is determined by formula and is based upon movements of short-term interest rates, usually three-month Eurodollar rates. The indexed amortizing interest rate swap portfolio contains no imbedded options that have multiplicative impacts affecting valuations or expected notional maturities. The table at the right shows the estimated impact on valuation, average life, and the expected notional amortization schedule of the indexed amortizing swap portfolio if interest rates immediately increase or decrease 100 basis points from December 31, 1997 levels:

-------------------------------------------------------------------------
(unaudited)                                         Expected Notional
                         Net                          Amortization
                     Unrealized     Average     Less than  1 to 2  2 to 5
(Dollars in Millions) Gain/(Loss) Life(Years)    1 Year    Years   Years
-------------------------------------------------------------------------
Interest rates at
  year end              $   (5)        1.3        $ 429     $167    $438
Interest rates +100bp      (20)        1.5          334       13     687
Interest rates -100bp        1         1.0          526      395     114
-------------------------------------------------------------------------

   MORTGAGE SERVICING RISK MANAGEMENT: The Corporation uses off-balance sheet derivative contracts to hedge the market value of a portion of its mortgage servicing portfolio. The market value of the mortgage servicing portfolio is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To hedge this exposure, the Corporation enters into receive fixed interest rate swaps, purchased and sold interest rate floors (net purchased options) and purchased interest rate caps. The Corporation also enters into interest rate swaps where the Corporation receives the periodic total return of principal only mortgage-backed securities and pays a variable rate based on one-month Eurodollar rates.
   Information with respect to the interest rate derivative portfolio used for hedging mortgage servicing assets is summarized in the table below:

------------------------------------------------------------------------------------------------------------------------------
                                                            December 31, 1997
                             --------------------------------------------------------------------------------
                                                                                Weighted Average
                                                                    -----------------------------------------   December 31, 1996
                              Notional    Unrealized   Unrealized   Receive   Pay        Strike        Life     -----------------
(Dollars in Thousands)         Amount       Gains        Losses      Rate     Rate        Rate        (Years)    Notional Amount
------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS:
  Receive fixed swaps        $  708,000    $  3,677     $ (3,776)     5.97%   5.84%        --           3.0        $   630,000
  Principal only swaps          141,715      14,792         (114)       --    6.15         --           2.4             34,251
------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        swaps                   849,715      18,469       (3,890)                                                      664,251
INTEREST RATE CAPS AND
  FLOORS:
  Ten-year U.S. Treasury
    caps purchased              225,000         402           --        --     --         8.66%         4.0             85,000
  Ten-year U.S. Treasury
    floors purchased          1,015,662       3,362           --        --     --         5.45          2.2          1,015,662
  Ten-year U.S. Treasury
    floors sold                      --          --           --        --     --          --            --            400,000
------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        caps and floors       1,240,662       3,764           --                                                     1,500,662
------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        swaps,
        caps and floors      $2,090,377    $ 22,233     $ (3,890)                                                  $ 2,164,913
------------------------------------------------------------------------------------------------------------------------------

   TRADING ACTIVITIES: The Corporation also enters into off-balance sheet financial instruments for its trading account. These transactions are executed primarily with customers to facilitate their interest rate and foreign currency risk management strategies. The trading portfolio consists of derivative contracts with the Corporation's customers and offsetting derivative instruments, futures, forwards, option contracts and cash securities which effectively reduce the risk of market value fluctuations in the portfolio caused by changes in market conditions.
   At December 31, 1997, the total notional amount of interest rate derivative contracts held for trading was $3.2 billion with a net market value of $5.5 million compared to $2.9 billion in notional and a net market value of $3.2 million at December 31, 1996. Trading revenue from derivatives totaled $2.4 million and $3.4 million in 1997 and 1996, respectively. Trading activity in 1995 was not significant.
   All off-balance sheet contracts in the preceding tables are valued using cash flow projection models either acquired from third parties or developed in-house. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. Valuations and notional maturities presented above are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 1997.
   OTHER OFF-BALANCE SHEET COMMITMENTS: The Corporation also enters into forward contracts related to its mortgage banking business. At December 31, 1997 and 1996, the Corporation had commitments to sell mortgages and mortgage-backed securities totaling $1.6 billion and $613 million, respectively. These contracts mature in less than one year.
   In the normal course of business, the Corporation makes various commitments to extend credit which are not reflected in the balance sheet. A summary of these commitments follows:

                                          December 31
---------------------------------------------------------
(Dollars in Millions)                  1997        1996
---------------------------------------------------------
Commitments to extend credit          $12,058     $11,160
Standby letters of credit               1,965       1,781
---------------------------------------------------------

   The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

                                 QUARTERLY DATA


FOURTH QUARTER RESULTS

   Net income for the fourth quarter of 1997 was $209.0 million, or $.96 per diluted common share, up from $191.1 million, or $.85 per diluted common share for the same period in 1996. The increase in earnings was primarily due to higher noninterest income, well controlled operating expenses and a lower provision for loan losses.
   Annualized return on average common equity for the fourth quarter of 1997 was 19.11%, compared to 17.53% for the fourth quarter of 1996. Annualized return on average assets for the fourth quarter was 1.58% in 1997 versus 1.55% in 1996.
   Net overhead decreased 5.2% from the fourth quarter of 1996 as a result of higher fee-based business revenues and relatively flat noninterest expense.

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL INFORMATION

  The following is a summary of unaudited quarterly results of operations for the years 1997, 1996 and 1995:

------------------------------------------------------------------------------------------------------------------------------
    (Dollars in Thousands Except Per Share Amounts)       First         Second          Third         Fourth         Full Year
------------------------------------------------------------------------------------------------------------------------------
1997
      Interest income                                   $ 900,290      $ 942,902      $ 958,208      $ 974,740      $ 3,776,140
      Interest expense                                    427,244        452,979        466,875        486,214        1,833,312
      Net interest income                                 473,046        489,923        491,333        488,526        1,942,828
      Provision for loan losses                            35,881         36,164         36,370         31,245          139,660
      Securities gains                                     15,964         31,189          2,112         34,249           83,514
      Net overhead                                        162,328        197,010        160,133        198,684          718,155
      Income before income taxes                          290,801        287,938        296,942        292,846        1,168,527
      Net income                                          196,142        198,276        204,009        209,006          807,433
      Basic net income per common share                       .88            .92            .95            .98             3.73
      Diluted net income per common share                     .87            .90            .93            .96             3.66
      Dividends paid per common share                         .41            .41           .425           .425             1.67
------------------------------------------------------------------------------------------------------------------------------
1996
      Interest income                                   $ 914,284      $ 919,421      $ 910,414      $ 911,216      $ 3,655,335
      Interest expense                                    439,062        429,563        420,475        423,659        1,712,759
      Net interest income                                 475,222        489,858        489,939        487,557        1,942,576
      Provision for loan losses                            32,039         37,353         38,608         38,480          146,480
      Securities gains                                     12,735         68,617           (114)        26,908          108,146
      Net overhead                                        196,749        258,092        181,358        209,599          845,798
      Income before income taxes                          259,169        263,030        269,859        266,386        1,058,444
      Net income                                          176,864        182,832        185,822        191,112          736,630
      Net income applicable to common stock               173,375        182,293        185,822        191,112          732,602
      Basic net income per common share                       .82            .83            .83            .86             3.34
      Diluted net income per common share                     .79            .81            .82            .85             3.27
      Dividends paid per common share                         .36            .36           .375           .375             1.47
------------------------------------------------------------------------------------------------------------------------------
1995
      Net income                                        $ 150,925      $ 152,522      $ 158,884      $ 129,129      $   591,460
      Basic net income per common share                       .69            .70            .73            .59             2.71
      Diluted net income per common share                     .67            .69            .71            .57             2.64
      Dividends paid per common share                         .32            .32            .33            .33             1.30
------------------------------------------------------------------------------------------------------------------------------

                                   FORM 10-K


The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient and comprehensive information on 1997 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                             of 1934 [Fee Required]
                  For the fiscal year ended December 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 [No Fee Required].

              For the transition period from  ______ to  ______ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stocks held by nonaffiliates of the registrant as of December 31, 1997 - $13,642,576,777

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997.

Common Stock, $4.00 Per Share -- 211,097,837

Documents Incorporated By Reference:

Portions of the registrant's Proxy Statement (to be dated approximately February 23, 1998) are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.

FORM 10-K CROSS REFERENCE INDEX

                                                      Pages
--------------------------------------------------------------
PART I
  Item  1 --   Business
    Description of Business                                 45
    Average Balance Sheets/Interest/Rates                20-21
    Volume and Rate Variance Analysis                        8
    Securities                                              12
    Loans                                                   11
    Risk Elements of Loan Portfolio                      12-14
    Loan Loss Experience                                 12-14
    Allocation of Allowance for Loan Losses              12-14
    Deposits                                         14, 20-21
    Financial Ratios                                        19
    Short-Term Borrowings                               14, 33
  Item  2 --   Properties                                   46
  Item  3 --   Legal Proceedings                            46
  Item  4 --   Submission of Matters to a Vote of
                 Security Holders - None
--------------------------------------------------------------
PART II
  Item  5 --   Market for the Registrant's Common
                 Equity and Related Stockholder
                 Matters                                 14-15
  Item  6 --   Selected Financial Data                      19
  Item  7 --   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                5-17
  Item  7A --  Quantitative and Qualitative
                 Disclosures About Market Risk       16-17, 28
  Item  8 --   Financial Statements and
                 Supplementary Data                      22-43
  Item  9 --   Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure - None
--------------------------------------------------------------
PART III
  Item 10 --   Directors and Executive Officers of
                 the Registrant - Note (1)
               Executive Officers                           46
               Compliance with Section 16(a) of
                 the Securities Exchange Act -
                 Note (1)
  Item 11 --   Executive Compensation - Note (1)
  Item 12 --   Security Ownership of Certain
                 Beneficial Owners and Management
                 - Note (1)
  Item 13 --   Certain Relationships and Related
                 Transactions - Note (1)
--------------------------------------------------------------
PART IV
  Item 14 --   Exhibits, Financial Statement
                 Schedules and Reports on Form 8-K
               Report of Ernst & Young LLP,
                 Independent Auditors                       22
               Financial Statements:
               Consolidated Balance Sheets -
                 December 31, 1997 and 1996                 23
               Consolidated Statements of Income -
                 Calendar Years 1997, 1996 and
                 1995                                       24
               Consolidated Statements of Changes
                 in Stockholders' Equity -
                 Calendar Years 1997, 1996, and
                 1995                                       25
               Consolidated Statements of Cash
                 Flows - Calendar Years 1997, 1996
                 and 1995                                   26
Notes to Financial Statements                            27-42
Signatures                                                  47

Reports on Form 8-K filed in the fourth quarter of 1997: Form 8-K, dated
  November 24, 1997, announced that National City's Board of Directors had authorized the purchase of up to 20 million shares of the Corporation's issued and outstanding common stock subject to a total purchase limit of $1.4 billion.
  Form 8-K, dated December 9, 1997, announced that on December 1, 1997 National City had issued a press release stating that the Corporation had entered into a definitive Agreement and Plan of Merger with First of America Bank Corporation. The release also stated that the boards of directors of both companies had rescinded their respective stock repurchase authorizations.
Exhibits -- The index of exhibits has been filed as separate pages of the 1997
  Form 10-K and is available to stockholders on request from the Secretary of the Corporation at the principal executive offices. Copies of exhibits may be obtained at a cost of 30 cents per page.
Financial Statement Schedules -- Omitted due to inapplicability or because required information is shown in the Financial Statements or the Notes thereto.
--------------------------------------------------------------
Note (1) -- Incorporated by reference from the Corporation's Proxy Statement to be dated approximately February 23, 1998.
--------------------------------------------------------------

BUSINESS
At December 31, 1997, National City Corporation ("National City" or "the Corporation") was the third largest bank holding company headquartered in the State of Ohio and approximately the 20th largest in the United States on the basis of total assets. National City owns and operates 8 commercial banks with a total of 833 banking offices in Ohio, Kentucky, Indiana and Pennsylvania. The five largest subsidiary banks (and only significant subsidiaries) are National City Bank of Pennsylvania; National City Bank (Cleveland), National City Bank of Columbus; National City Bank of Indiana; and National City Bank of Kentucky. The banks and other subsidiaries and divisions are engaged in a variety of financial services businesses. In addition to a general commercial banking business, National City or its subsidiaries are engaged in trust and investment management, mortgage banking, investment banking, leasing, item processing, venture capital, insurance, and other financial-related businesses. National City and its subsidiaries had 29,841 full-time equivalent employees at December 31, 1997.

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

PROPERTIES
National City and its significant subsidiaries occupy their headquarter offices under long-term leases. The Corporation also owns freestanding operations centers in Columbus and Cleveland and leases an operations center in Pittsburgh. Branch office locations are variously owned or leased.

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

EXECUTIVE OFFICERS
The Executive Officers of National City (as of January 21, 1998) are as follows:

             Name              Age            Position
---------------------------------------------------------------
David A. Daberko                52    Chairman and Chief
                                        Executive Officer
Vincent A. DiGirolamo           60    Vice Chairman
Robert G. Siefers               52    Vice Chairman and
                                        Chief Financial Officer
James R. Bell III               41    Executive Vice President
Gary A. Glaser                  53    Executive Vice President
Thomas W. Golonski              55    Executive Vice President
Jon L. Gorney                   47    Executive Vice President
Christopher Graffeo             50    Executive Vice President
Jeffrey D. Kelly                44    Executive Vice President
William E. MacDonald III        51    Executive Vice President
Herbert R. Martens, Jr.         45    Executive Vice President
Robert J. Ondercik              51    Executive Vice President
Harold B. Todd, Jr.             56    Executive Vice President
James P. Gulick                 39    Senior Vice President
                                        and General Auditor
Thomas A. Richlovsky            46    Senior Vice President
                                        and Treasurer
David L. Zoeller                48    Senior Vice President,
                                        General Counsel
                                        and Secretary

   The term of office for executive officers is one year.
   There is no family relationship between any of the executive officers.
   Except as noted below, each of the officers listed on the previous page has been an executive officer of the Corporation or one of its subsidiaries during the past five years.
   Mr. Martens was promoted to Executive Vice President in 1997. Prior to that time he was chairman of NatCity Investments, Inc. since 1995 and president and chief executive officer of Raffensperger, Hughes & Co. from 1993 to 1995 and president of Reserve Capital Group from 1990 to 1993.
   Mr. Bell was elected president and chief executive officer of National City Bank of Kentucky in 1996. Prior to that time he was an executive vice president since 1994 and a senior vice president of National City Bank in Cleveland from 1990 to 1993.
   Mr. Golonski was elected executive vice president in 1996. Prior to that time he was the president of Integra Bank since 1995, chairman and director of Altegra Credit Company and Integra Mortgage Company from 1994 to 1995, executive vice president of Integra Bank from 1994 to 1995, and chairman and chief executive officer of Integra Bank/North from 1991 to 1993.
   Mr. Graffeo was appointed an executive vice president in 1995. Prior to that time he was president and chief executive officer of National City Bank, Northeast since 1992 and an executive vice president of that Bank from 1991 to 1992.
   Mr. Gulick was appointed a senior vice president in 1995. Prior to that time he was a vice president since 1992 and an audit manager with Coopers & Lybrand LLP from 1987 to 1992.
   Mr. Kelly was appointed an executive vice president in 1994. Prior to that time he was a senior vice president since 1990 and a senior vice president of National City Bank in Cleveland from 1987 to 1990.
   Mr. Ondercik was appointed an executive vice president in 1994. Prior to that time he was a senior vice president since 1991 and a senior vice president of National City Bank in Cleveland from 1989 to 1991.
   Mr. Gorney was appointed an executive vice president in 1993. Prior to that time he was a senior vice president since 1991 and senior vice president of National City Bank in Cleveland from 1988 to 1991.

SIGNATURES
Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 21, 1998.

National City Corporation

/s/ David A. Daberko
---------------------------------------
David A. Daberko
Chairman and Chief Executive Officer
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on January 21, 1998.

/s/ David A. Daberko
---------------------------------------
David A. Daberko
Chairman and Chief Executive Officer

/s/ Vincent A. DiGirolamo        /s/ Robert G. Siefers
----------------------------     --------------------------
Vincent A. DiGirolamo            Robert G. Siefers
Vice Chairman                    Vice Chairman
                                 and Chief Financial
                                 Officer

/s/ Thomas A. Richlovsky
----------------------------
Thomas A. Richlovsky
Senior Vice President
and Treasurer

   The Directors of National City Corporation (listed below) executed a power of attorney appointing
David L. Zoeller their attorney-in-fact, empowering him to sign this report on their behalf.

Sandra H. Austin                 Bernadine P. Healy, M.D.
Charles H. Bowman                Joseph H. Lemieux
Edward B. Brandon                W. Bruce Lunsford
John G. Breen                    Robert A. Paul
James S. Broadhurst              William R. Robertson
Duane E. Collins                 William F. Roemer
David A. Daberko                 Michael A. Schuler
Daniel E. Evans                  Stephen A. Stitle
Otto N. Frenzel III              Morry Weiss

                     /s/ David L. Zoeller
                    ------------------------------------------------------------
                     By David L. Zoeller
                     Attorney-in-fact

          BOARD OF DIRECTORS/OFFICERS
BOARD OF
DIRECTORS

DAVID A. DABERKO (2,3,4)
Chairman & CEO
National City Corporation

SANDRA H. AUSTIN (3,7)
President & CEO
Sedona Health Care Group, Inc.

CHARLES H. BOWMAN (1,3,6,7)
Head, Petroleum Engineering Department
Texas A&M University

EDWARD B. BRANDON (2,3,4)
Retired Chairman
National City Corporation

JOHN G. BREEN (3,4,5)
Chairman & CEO
The Sherwin-Williams Company

JAMES S. BROADHURST (1,5)
Chairman & CEO
Eat'n Park Restaurants

DUANE E. COLLINS (2,5)
President & CEO
Parker Hannifin Corporation

DANIEL E. EVANS (1,5)
Chairman & CEO
Bob Evans Farms, Inc.

OTTO N. FRENZEL III (3,4)
Retired Chairman
National City Bank of Indiana

BERNADINE P. HEALY, M.D. (6,7)
Dean, College of Medicine
The Ohio State University

JOSEPH H. LEMIEUX (2,3,5)
Chairman & CEO
Owens-Illinois, Inc.

W. BRUCE LUNSFORD (1,3,6)
Chairman, President & CEO
Vencor, Inc.

ROBERT A. PAUL (2,3,7)
President & CEO
Ampco-Pittsburgh Corporation

WILLIAM R. ROBERTSON (6,7)
Managing Partner
Kirtland Capital Partners

WILLIAM F. ROEMER (3,4)
Chairman
National City Bank of Pennsylvania

MICHAEL A. SCHULER (1,6)
Chairman, President & CEO
Zippo Manufacturing Company

STEPHEN A. STITLE (4,6,7)
Chairman
National City Bank of Indiana

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

--------------------------------------------------------------------------------
OFFICERS

Office of the Chairman

DAVID A. DABERKO
Chairman & CEO

VINCENT A. DIGIROLAMO
Vice Chairman

ROBERT G. SIEFERS
Vice Chairman & CFO

Executive Vice Presidents

JAMES R. BELL III
Kentucky Banking

GARY A. GLASER
Ohio Banking

THOMAS W. GOLONSKI
Pennsylvania Banking

JON L. GORNEY
Information Services & Operations

CHRISTOPHER GRAFFEO
Indiana Banking

JEFFREY D. KELLY
Investments

WILLIAM E. MACDONALD III
Ohio Banking

HERBERT R. MARTENS, JR.
Wealth Management

ROBERT J. ONDERCIK
Credit Administration

HAROLD B. TODD, JR.
Institutional Trust & Investment Services

Senior Vice Presidents

W. DOUGLAS BANNERMAN
Corporate Banking

JEFFREY M. BIGGAR
Private Client Group

J. ANDREW DUNHAM
Investments

MARY H. GRIFFITH
Marketing Communications

JAMES P. GULICK
General Auditor

JOSEPH J. HERR
Loan Review

JAMES A. HUGHES
Information Services & Operations

J. MICHAEL KEARNEY
Strategic Sourcing

JANIS E. LYONS
Corporate Accounting

GARY P. OBERS
Corporate Services

A. JOSEPH PARKER
Retail Business Line Management

J. ARMANDO RAMIREZ
Strategic Planning and Mergers & Acquisitions

EDWARD B. REILLY
Corporate Business Line Management

THOMAS A. RICHLOVSKY
Treasurer

WILLIAM H. SCHECTER
Merchant Banking

THOMAS H. SCHROTH
Corporate Operations

SHELLEY J. SEIFERT
Human Resources

THEODORE H. TUNG
Economist

ALLEN C. WADDLE
Public Affairs

DAVID L. ZOELLER
General Counsel & Secretary

INVESTOR INFORMATION

COMMON STOCK LISTING
National City Corporation common stock is traded on the New York Stock Exchange under the symbol
"NCC." The stock is abbreviated in financial publications as "NtlCity."

National City's item processing subsidiary,
National Processing, Inc., is traded on the New
York Stock Exchange under the symbol "NAP." The stock is abbreviated in financial publications as "NtlProc."

ANNUAL MEETING
The Annual Meeting of Stockholders will be on Monday, March 30, 1998 at
10:30 a.m. Eastern Standard Time.

National City Bank of Pennsylvania
Pittsburgh Hilton and Towers
Gateway Center
600 Commonwealth Place
Pittsburgh, Pennsylvania 15222

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

DIRECT DEPOSIT OF
DIVIDENDS
The direct deposit program, which is offered at no charge, provides for automatic deposit of quarterly dividends directly to a checking or savings account. For information regarding this program, call 1-800-622-6757.

NAIC
National City is a corporate sponsor of the National Association of Investors Corporation
(NAIC) and participates in its Low-Cost Investment
Plan. To receive more information on NAIC, call
(248) 583-NAIC.

INTERNET
Information about National City Corporation is available on the Internet at www.national-city.com.


DEBT RATINGS
--------------------------------------------------------------------------------------
                                         Moody's     Standard    Duff       Thomson
                               Investors Service     & Poor's    & Phelps   BankWatch
--------------------------------------------------------------------------------------
National City Corporation                                                     A/B
     Commercial paper (short-term debt)    P-1         A-1        D-1+        TBW1
     Senior debt                            A1         A          AA-
     Subordinated debt                      A2         A-         A+          A
--------------------------------------------------------------------------------------
Bank Subsidiaries
     Certificates of deposit               Aa3         A+         AA
     Subordinated bank notes                A1         A          AA-         A+


CORPORATE
HEADQUARTERS
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484
(216) 575-2000

TRANSFER AGENT
AND REGISTRAR
National City Bank
Corporate Trust Operations
Department 5352
P.O. Box 92301
Cleveland, Ohio 44193-0900
1-800-622-6757

INVESTOR
INFORMATION
Julie I. Sabroff, Vice President
Investor Relations
Department 2145
P.O. Box 5756
Cleveland, Ohio 44101-0756
1-800-622-4204

[NATIONAL CITY LOGO]                                                      --------------
FOLLOW YOUR OWN LEAD (TM)                                                    Bulk Rate
                                                                            U.S. Postage
                                                                               PAID
1900 East Ninth Street                                                     National City
Cleveland, Ohio 44114-3484                                                  Corporation
                                                                          --------------
[PHOTO]

                           NATIONAL CITY CORPORATION
                               PART IV, ITEM 14:
                                 EXHIBIT INDEX

                                                                                      PAGE NUMBER IN
EXHIBIT                                                                            SEQUENTIALLY NUMBERED
NUMBER                              EXHIBIT DESCRIPTION                                    COPY
-----   ------------------------------------------------------------------------------------------------
 2.1    Agreement and Plan of Merger dated as of August 27, 1995 by and between
        National City Corporation and Integra Financial Corporation (filed as
        Exhibit 2.1 to Form 8-K dated August 30, 1995, and incorporated herein by reference).
 2.2    Agreement and Plan of Merger dated as of January 12, 1998 by and between
        National City Corporation and Fort Wayne National Corporation (filed as
        Exhibit 2.2).
 2.3    Agreement and Plan of Merger dated as of November 30, 1997 by and between
        National City Corporation and First of America Bank Corporation (filed as
        Exhibit 2.1 to Form 8-K dated December 9, 1997 and incorporated herein by reference).
 3.1    Restated Certificate of Incorporation of NCC, as amended (filed as Exhibit
        3.1).
 3.2    National City Corporation First Restatement of By-laws adopted April 27,
        1987 (As Amended through October 24, 1994) (filed as Exhibit 3.2 to
        Registrant's Form S-4 Registration Statement No. 33-56539 dated November
        18, 1994 and incorporated herein by reference).
 4.1    Instruments defining the rights of holders of certain long-term debt of NCC and its consolidated subsidiaries are not filed as exhibits because the amount of debt under such instruments is less than 10% of the total consolidated assets of NCC. NCC undertakes to file these instruments with the Commission upon request.
 4.2    Credit Agreement dated as of February 2, 1996, by and between NCC and the banks named therein (filed as Exhibit 4.2 to Registrants' Proxy Statement
        Form 14A #001-10074 dated February 6, 1996 and incorporated herein by reference).
 4.3    Certificate of Stock Designation dated April 18, 1991, designating NCC's 8%
        Cumulative Convertible Preferred Stock, without par value, and fixing the powers, preferences rights, and qualifications, limitations and restrictions thereof in addition to those set forth in NCC's Restated
        Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 4.4 to NCC's Annual Report on Form 10-K for the year ended
        December 31, 1991).
10.1    National City Corporation Short Term Incentive Compensation Plan for Senior
        Officers As Amended and Restated Effective January 1, 1995 (filed as
        Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.2    National City Corporation Long Term Incentive Compensation Plan for Senior
        Officers as Amended and Restated Effective January 1, 1995 (filed as
        Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.3    National City Corporation Annual Corporate Performance Incentive Plan
        Effective January 1, 1995 (filed as Exhibit 10.21 to Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.4    National City Savings and Investment Plan, As Amended and Restated
        Effective July 1, 1992 (filed as Exhibit 10.24 to Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.5    The National City Savings and Investment Plan No. 2, As Amended and
        Restated Effective January 1, 1992 (filed as Exhibit 10.25 to Registrant's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
10.6    National City Corporation's Amended and Restated 1973 Stock Option Plan, as
        amended (filed as Exhibit 10.4 to Registration Statement No. 2-91434) and
        amended 1984 Stock Option Plan (filed as Exhibit 10.2 to NCC's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1987); both incorporated herein by reference.

                                                                                      PAGE NUMBER IN
EXHIBIT                                                                            SEQUENTIALLY NUMBERED
NUMBER                              EXHIBIT DESCRIPTION                                    COPY
-----   ------------------------------------------------------------------------------------------------
10.7    National City Corporation 1989 Stock Option Plan (filed as Exhibit 10.7 to
        NCC's Annual Report on Form 10-K for the fiscal year ended December 31,
        1989, and incorporated herein by reference).
10.8    National City Corporation's 1993 Stock Option Plan as Amended and Restated
        (filed as Appendix F to Registration Statement No. 333-01697 and
        incorporated herein by reference).
10.9    National City Corporation 150th Anniversary Stock Option Plan (filed as
        Exhibit 10.9 to Registration Statement No. 33-59487 and incorporated herein by reference).
10.10   National City Corporation Plan for Deferred Payment of Directors' Fees, as
        amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and
        incorporated herein by reference).
10.11   National City Corporation Supplemental Executive Retirement Plan, as
        Amended and Restated effective January 1, 1995 (filed as Exhibit 10.5 to
        NCC's Annual Report on Form 10-K for the fiscal year ended December 31,
        1994, and incorporated herein by reference).
10.12   National City Corporation Executive Savings Plan As Amended and Restated
        Effective January 1, 1995 (filed as Exhibit 10.9 to NCC's Annual Report on
        Form 10-K for its fiscal year ended December 31, 1994, and incorporated herein by reference).
10.13   National City Corporation Amended and Second Restated 1991 Restricted Stock
        Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and
        incorporated herein by reference).
10.14   First Kentucky National Corporation 1985 Stock Option Plan (filed as
        Exhibit 10.2 to First Kentucky National Corporation's Annual Report on Form
        10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).
10.15   First Kentucky National Corporation 1982 Stock Option Plan (filed as
        Exhibit 10.3 to First Kentucky National Corporation's Annual Report on Form
        10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).
10.16   Form of grant made under National City Corporation 1991 Restricted Stock
        Plan made in connection with National City Corporation Supplemental
        Executive Retirement Plan as amended (filed as Exhibit 10.10 to NCC's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).
10.17   Amended Employment Agreement dated July 21, 1989 by and between Merchants
        National Corporation or a subsidiary and Otto N. Frenzel, III (filed as
        Exhibit 10(21) to Merchants National Corporation Annual Report of Form 10-K
        for the fiscal year ended December 31, 1987 and incorporated herein by reference).
10.18   Split Dollar Insurance Agreement dated January 4, 1988 between Merchants
        National Corporation and Otto N. Frenzel, III Irrevocable Trust II (filed as Exhibit 10(26) to Merchants National Corporation Annual Report on Form
        10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).
10.19   Merchants National Corporation Director's Deferred Compensation Plan, as
        amended and restated August 16, 1983 (filed as Exhibit 10(3) to Merchants
        National Corporation Registration Statement as Form S-2 filed June 28,
        1985, incorporated herein by reference).
10.20   Merchants National Corporation Supplemental Pension Plan dated November 20,
        1984; First Amendment to the Supplemental Pension Plans dated January 21,
        1986; Second Amendment to the Supplemental Pension Plans dated July 3,
        1989; and Third Amendment to the Supplemental Pension Plans dated November
        21, 1990 (filed respectively as exhibit 10(n) to Merchants National
        Corporation Annual Report on Form 10-K for the year ended December 31,
        1984; as Exhibit 10(q) to the Merchants National Corporation Annual Report
        on Form 10-K for the year ended December 31, 1985; as Exhibit 10(49) to
        Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990; and as Exhibit 10(50) to the Merchants National
        Corporation Annual Report on Form 10-K for the year ended December 31,
        1990; all incorporated herein by reference).

                                                                                      PAGE NUMBER IN
EXHIBIT                                                                            SEQUENTIALLY NUMBERED
NUMBER                              EXHIBIT DESCRIPTION                                    COPY
-----   ------------------------------------------------------------------------------------------------
10.21   Merchants National Corporation Employee Benefit Trust Agreement, effective
        July 1, 1987 (filed as Exhibit 10(27) to Merchants National Corporation
        Annual Report on Form 10-K for the year ended December 31, 1987, incorporated herein by reference).
10.22   Merchants National Corporation Non-qualified Stock Option Plan effective
        January 20, 1987, and the First Amendment to that Merchants National
        Non-qualified Stock Option Plan, effective October 16, 1990 (filed respectively as Exhibit 10(23) to Merchants National Corporation Annual
        Report on Form 10-K by the year ended December 31, 1986, and as Exhibit
        10(55) to Merchants National Corporation Annual Report on Form 10-K for the
        year ended December 31, 1990, both of which are incorporated herein by reference).
10.23   Merchants National Corporation 1987 Non-qualified Stock Option Plan, effective November 17, 1987, and the First Amendment to Merchants National
        Corporation 1987 Non-qualified Stock Option Plan, effective October 16,
        1990, (filed respectively as Exhibit 10(30) to Merchants National
        Corporation Annual Report on Form 10-K by the year ended December 31, 1987, and as Exhibit 10(61) to Merchants National Corporation Annual Report on
        Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).
10.24   Merchants National Corporation Directors Non-qualified Stock Option Plan and the First Amendment to Merchants National Corporation Directors
        Non-qualified Stock Option Plan effective October 16, 1990 (filed respectively as Exhibit 10(44) to Merchants National Corporation Annual
        Report on Form 10-K for the year ended December 31, 1988, and as Exhibit
        10(68) to Merchants National Corporation Annual Report on Form 10-K for the
        year ended December 31, 1990, both of which are incorporated herein by reference).
10.25   Central Indiana Bancorp Option Plan effective March 15, 1991 (filed as
        Exhibit 10.26 to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.26   Central Indiana Bancorp 1993 Option Plan effective October 12, 1993 (filed as Exhibit
        10.27 to Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1994 and incorporated herein by reference).
10.27   Forms of contracts with David A. Daberko, Vincent A. DiGirolamo, William E.
        MacDonald III, Jon L. Gorney, Harold B. Todd, Jr., Robert G. Siefers,
        Robert J. Ondercik, Jeffrey D. Kelly, David L. Zoeller, Thomas A.
        Richlovsky, James P. Gulick, Gary A. Glaser, J. Christopher Graffeo,
        Herbert R. Martens, Jr, Robert E. Showalter, Thomas W. Golonski and James
        R. Bell (filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.28   Split Dollar Insurance Agreement effective January 1, 1994 between National
        City Corporation and those individuals listed in Exhibit 10.27 and other key employees (filed as exhibit 10.28 to Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.29   National City Corporation Short-Term Incentive Compensation Plan for Senior
        Officers--Corporate Results As Amended and Restated Effective January 1,
        1996 (filed as Exhibit 10.31 to Registrant's Annual Report on Form 10-K for
        the fiscal year ended December 31, 1995 and incorporated herein by reference).
10.30   Consulting Agreement dated as of August 27, 1995 by and between Integra
        Financial Corporation and William F. Roemer, (filed as Exhibit 10.30 to
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1996 and incorporated herein by reference).
21.1    Subsidiaries (filed as Exhibit 21.1).
23.1    Consent of Ernst & Young LLP, Independent Auditors for NCC (filed as
        Exhibit 23.1).
24.1    Powers of Attorney (filed as Exhibit 24.1).
27.1    Financial Data Schedule (filed as Exhibit 27.1).