Form 10-Q
period 1998-03-31
NATIONAL CITY CORP
filed 1998-05-15
CIK 69970

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                                    YES  x     No __

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 1998

                 Common stock, $4.00 Par Value -- 328,203,695

                         NATIONAL CITY CORPORATION LOGO

                          QUARTER ENDED MARCH 31, 1998

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         NATIONAL CITY CORPORATION LOGO

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................       3
Financial Statements (Item 1):
    Consolidated Statements of Income.......................       4
    Consolidated Balance Sheets.............................       5
    Consolidated Statements of Cash Flows...................       6
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................       7
    Notes to Consolidated Financial Statements..............       7
Management's Discussion and Analysis (Item 2)...............      12
Daily Average Balances/Net Interest Income/Rates............      16

PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
    Refer to Note 10 on page 10.
Submission of Matters to a Vote of Security Holders (Item 4)
  On March 30, 1998, at the Annual Meeting of Stockholders
    of the Registrant, stockholders took the following
    actions:
  1. Elected as directors all nominees designated in the
     proxy statement of February 19, 1998, as follows:
                                                                    NUMBER OF VOTES
                                                              ---------------------------
                                                                  FOR           WITHHELD
                                                              -----------      ----------
Sandra H. Austin............................................  185,821,967       2,210,262
Edward B. Brandon...........................................  185,796,542       2,235,686
John G. Breen...............................................  186,068,721       1,963,508
James S. Broadhurst.........................................  186,012,266       2,019,962
Duane E. Collins............................................  186,014,170       2,018,059
David A. Daberko............................................  185,960,466       2,071,762
Daniel E. Evans.............................................  186,010,211       2,022,017
Bernadine P. Healy, M.D.....................................  185,963,345       2,068,884
Joseph H. Lemieux...........................................  170,240,229      17,791,999
W. Bruce Lunsford...........................................  170,605,625      17,426,604
Robert A. Paul..............................................  186,076,484       1,955,745
William F. Roemer...........................................  185,855,395       2,176,834
Michael A. Schuler..........................................  186,020,460       2,011,768
Stephen A. Stitle...........................................  186,013,685       2,018,544
Morry Weiss.................................................  170,537,111      17,495,117
  2. Approved the selection of Ernst & Young LLP,
     independent auditors, as auditors for the year 1998:
     186,658,066 votes cast for, 761,275 votes cast against,
     612,887 votes withheld.
  3. Adopted the Agreement and Plan of Merger dated November
     30, 1997, by and between National City Corporation and
     First of America Bank Corporation: 168,672,486 votes
     cast for, 1,043,083 votes cast against, 902,848 votes
     withheld.
Exhibits and Reports on Form 8-K (Item 6)...................      19
Signature...................................................      19

FINANCIAL HIGHLIGHTS

                                                                      Three Months Ended
                                                                           March 31
---------------------------------------------------------------------------------------------------------------
                                                                                                      Percent
                                                                    1998               1997           Change
EARNINGS (IN THOUSANDS):
---------------------------------
Net interest income -- fully taxable equivalent.............        $708,276           $702,180           1%
Provision for loan losses...................................          56,267             58,697          (4)
Fees and other income.......................................         499,658            418,415          19
Securities gains............................................           1,052             15,951          --
Noninterest expense (excluding merger and restructuring)....         705,190            651,893           8
Merger and restructuring expense............................         274,698              6,340          --
Net income..................................................         103,722            275,567         (62)
Net income before merger and restructuring expense..........         297,607            279,434           7

PERFORMANCE RATIOS:
------------------------------
Net interest margin.........................................            4.19%              4.38%
Return on average assets*...................................            1.61               1.60
Return on average total equity*.............................           19.23              18.05

PER SHARE MEASURES:
------------------------------
Net income per common share:
  Basic.....................................................            $.33               $.84         (61)%
  Diluted...................................................             .32                .82         (61)
  Diluted -- adjusted*......................................             .92                .83          11
Dividends paid per common share.............................             .46                .41          12
Book value per common share.................................           20.73              18.64          11
Market value per common share (close).......................           73.31              46.63          57
Average shares -- diluted...................................     323,006,334        334,747,442          (4)

AVERAGE BALANCES (IN MILLIONS):
-------------------------------------------
Assets......................................................         $74,769            $71,078           5%
Loans.......................................................          53,488             50,663           6
Securities..................................................          13,728             13,023           5
Earning assets..............................................          67,789             64,306           5
Deposits....................................................          51,962             51,848          --
Common stockholders' equity.................................           6,276              6,277          --
Stockholders' equity........................................           6,276              6,277          --

AT PERIOD END:
--------------------
Equity to assets ratio......................................            8.46%              8.47%
Tier 1 capital ratio........................................            8.55               9.88
Total risk-based capital ratio..............................           12.61              14.26
Leverage ratio..............................................            7.50               8.04
Common shares outstanding...................................     327,513,959        326,290,129          --
Full-time equivalent employees..............................          41,056             38,141           8

ASSET QUALITY:
--------------------
Net charge-offs to loans (annualized).......................             .40%               .42%
Loan loss reserve to loans..................................            1.73               1.88
Nonperforming assets to loans & OREO........................             .50                .56

--------------------------------------------------------------------------------

Note: All previously reported amounts, except for dividends paid per share and market value per share, have been restated to reflect the pooling-of-interests transaction with First of America Bank Corporation which closed March 31, 1998.

* Excluding merger and restructuring expenses, which totaled $193.9 million and $3.9 million after-tax in 1998 and 1997, respectively.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended
(Dollars in Thousands Except Per Share Amounts)                        March 31
-----------------------------------------------------------------------------------------
                                                                  1998           1997
INTEREST INCOME
  Loans.....................................................   $1,140,421     $1,080,802
  Securities:
     Taxable................................................      206,412        195,523
     Exempt from Federal income taxes.......................       11,600         10,913
  Federal funds sold and security resale agreements.........        6,006          5,108
  Other short-term investments..............................        4,206          5,341
                                                              -----------    -----------
       Total interest income................................    1,368,645      1,297,687
INTEREST EXPENSE
  Deposits..................................................      446,461        442,461
  Federal funds borrowed and security repurchase
     agreements.............................................       73,763         69,810
  Borrowed funds............................................       51,276         34,042
  Long-term debt............................................       99,170         58,895
                                                              -----------    -----------
       Total interest expense...............................      670,670        605,208
                                                              -----------    -----------
NET INTEREST INCOME.........................................      697,975        692,479
PROVISION FOR LOAN LOSSES...................................       56,267         58,697
                                                              -----------    -----------
       Net interest income after provision for loan
          losses............................................      641,708        633,782
NONINTEREST INCOME
  Item processing revenue...................................      112,540         85,491
  Service charges on deposit accounts.......................       93,460         86,126
  Trust fees................................................       67,409         57,953
  Card-related fees.........................................       52,778         52,719
  Mortgage banking revenue..................................       61,250         30,677
  Other.....................................................      112,221        105,449
                                                              -----------    -----------
       Total fees and other income..........................      499,658        418,415
  Securities gains..........................................        1,052         15,951
                                                              -----------    -----------
       Total noninterest income.............................      500,710        434,366
NONINTEREST EXPENSE
  Salaries and other personnel..............................      383,854        349,570
  Equipment.................................................       51,728         50,769
  Net occupancy.............................................       48,737         49,246
  Assessments and taxes.....................................       11,689         15,295
  Merger and restructuring..................................      274,698          6,340
  Other.....................................................      209,182        187,013
                                                              -----------    -----------
       Total noninterest expense............................      979,888        658,233
                                                              -----------    -----------
Income before income taxes..................................      162,530        409,915
Income tax expense..........................................       58,808        134,348
                                                              -----------    -----------
NET INCOME..................................................    $  103,722    $  275,567
                                                              ===========    ===========
NET INCOME APPLICABLE TO COMMON STOCK.......................   $  103,722      $  275,567
                                                              ===========    ===========
NET INCOME PER COMMON SHARE
  Basic.....................................................         $.33           $.84
  Diluted...................................................          .32            .82
AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................  316,227,200    329,688,863
  Diluted...................................................  323,006,334    334,747,442

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
----------------------------------------------------------------------------------------------------
                                                              March 31     December 31    March 31
                                                                1998          1997          1997
ASSETS

  Loans:
     Commercial............................................  $17,939,443   $16,280,575   $14,932,248
     Real estate construction..............................    1,346,728     1,302,305     1,230,067
     Lease financing.......................................      678,421       635,957       494,742
     Commercial real estate................................    6,523,261     6,410,531     6,541,792
     Residential real estate...............................   10,110,368     9,987,066    10,907,726
     Mortgage loans held for sale..........................    2,133,398     1,249,708       409,795
     Consumer..............................................   12,834,912    12,357,229    11,960,279
     Credit card...........................................    1,855,401     2,047,769     2,106,766
     Home equity...........................................    3,030,871     2,972,987     2,531,141
                                                             -----------   -----------   -----------
          Total loans......................................   56,452,803    53,244,127    51,114,556
          Allowance for loan losses........................      976,464       941,874       960,040
                                                             -----------   -----------   -----------
          Net loans........................................   55,476,339    52,302,253    50,154,516
  Securities available for sale, at market.................   15,635,191    13,797,566    13,234,328
  Federal funds sold and security resale agreements........      475,890       542,156       428,358
  Other short-term investments.............................      111,687        84,204       269,425
  Cash and demand balances due from banks..................    3,745,235     4,319,309     3,567,084
  Properties and equipment.................................    1,037,159     1,031,912     1,058,161
  Customers' acceptance liability..........................       37,235        45,823        82,201
  Accrued income and other assets..........................    4,197,452     3,655,858     2,999,326
                                                             -----------   -----------   -----------
          TOTAL ASSETS.....................................  $80,716,188   $75,779,081   $71,793,399
                                                             ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)....................  $10,449,115   $10,287,007   $ 9,859,295
  NOW and money market accounts............................   16,728,998    15,547,560    15,344,173
  Savings accounts.........................................    4,943,381     4,781,806     5,333,586
  Time deposits of individuals.............................   18,980,294    18,631,280    19,445,926
  Other time deposits......................................    2,482,568     1,633,282     1,595,563
  Deposits in overseas offices.............................    1,802,535     1,736,419       596,212
                                                             -----------   -----------   -----------
          Total deposits...................................   55,386,891    52,617,354    52,174,755
  Federal funds borrowed and security repurchase
     agreements............................................    7,967,150     4,810,953     5,390,570
  Borrowed funds...........................................    2,762,173     4,264,556     2,821,597
  Long-term debt...........................................    6,213,508     6,297,194     3,951,254
  Acceptances outstanding..................................       37,235        45,823        82,201
  Accrued expenses and other liabilities...................    1,523,429     1,584,941     1,292,135
                                                             -----------   -----------   -----------
          TOTAL LIABILITIES................................   73,890,386    69,620,821    65,712,512
Stockholders' Equity:
  Preferred stock..........................................       36,999            --            --
  Common stock.............................................    6,788,803     6,158,260     6,080,887
                                                             -----------   -----------   -----------
          TOTAL STOCKHOLDERS' EQUITY.......................    6,825,802     6,158,260     6,080,887
                                                             -----------   -----------   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......  $80,716,188   $75,779,081   $71,793,399
                                                             ===========   ===========   ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended
(Dollars in Thousands)                                                March 31
---------------------------------------------------------------------------------------
                                                                 1998          1997
OPERATING ACTIVITIES
  Net income................................................  $   103,722   $   275,567
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for loan losses............................       56,267        58,697
       Depreciation and amortization........................       33,630        34,818
       Amortization of intangibles and servicing rights.....       24,425        19,554
       Amortization of securities discount and premium......        4,495           366
       Securities gains.....................................       (1,052)      (15,951)
       Other gains, net.....................................      (45,866)      (36,392)
       Net decrease in trading account assets...............        6,333        94,169
       Originations and purchases of mortgage loans held for
        sale................................................   (3,339,955)   (1,013,025)
       Proceeds from sales of mortgage loans held for
        sale................................................    3,019,870     1,051,571
       Decrease in interest receivable......................        7,528        40,493
       Increase (decrease) in interest payable..............      (33,317)       36,589
       Net change in other assets/liabilities...............      (57,485)       85,497
                                                              -----------   -----------
          Net cash provided (used) by operating
             activities.....................................     (221,405)      631,953
LENDING AND INVESTING ACTIVITIES
  Net decrease in short-term investments....................       52,268       195,439
  Purchases of securities...................................   (3,683,967)   (1,427,508)
  Proceeds from sales of securities.........................    2,133,433     1,128,089
  Proceeds from maturities and prepayments of securities....      684,850       498,371
  Net (increase) in loans...................................     (840,390)     (396,050)
  Proceeds from sales of loans..............................           --        79,625
  Net (increase) decrease in properties and equipment.......       14,617       (21,436)
  Acquisitions..............................................      157,632            --
                                                              -----------   -----------
          Net cash acquisitions provided (used) by lending
             and investing activities.......................   (1,481,557)       56,530
DEPOSIT AND FINANCING ACTIVITIES
  Net increase in Federal funds borrowed and security
     repurchase agreements..................................    2,871,580       233,999
  Net (decrease) in borrowed funds..........................   (1,532,917)     (181,964)
  Net increase (decrease) in demand, savings, NOW, money
     market accounts, and deposits in overseas offices......      124,553    (1,035,411)
  Net increase (decrease) in time deposits..................       94,969      (406,497)
  Repayment of long-term debt...............................     (302,415)     (130,360)
  Proceeds from issuance of long-term debt, net.............      101,404       616,111
  Dividends paid............................................     (127,680)     (119,748)
  Issuance of common stock..................................       45,394        22,844
  Repurchase of common stock................................     (146,000)     (261,617)
                                                              -----------   -----------
          Net cash provided (used) by deposit and financing
             activities.....................................    1,128,888    (1,262,643)
                                                              -----------   -----------
  Net (decrease) in cash and demand balances due from
     banks..................................................     (574,074)     (574,160)
  Cash and demand balances due from banks, January 1........    4,319,309     4,141,244
                                                              -----------   -----------
  Cash and demand balances due from banks, March 31.........  $ 3,745,235   $ 3,567,084
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................  $   703,987   $   697,342
  Income taxes paid.........................................        5,529        17,635
  Common stock issued in purchase acquisitions..............      787,184            --

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         Accumulated
                                                                                                            Other
(Dollars in Thousands Except Per             Preferred        Common        Capital        Retained     Comprehensive
Share Amounts)                                 Stock          Stock         Surplus        Earnings        Income
---------------------------------------------------------------------------------------------------------------------
Balance January 1, 1997...................    $     --      $1,323,449     $  935,970     $3,800,658      $156,184
  Comprehensive Income:
    Net income............................                                                   275,495
    Other comprehensive income, net of
      tax.................................                                                                 (63,747)
  Total comprehensive income..............
  Common dividends declared, $.41 per
    share.................................                                                   (90,076)
  Common dividends declared of pooled
    company, prior to merger..............                                                   (28,057)
  Issuance of 1,032,152 common shares
    under corporate stock and dividend
    reinvestment plans....................                       4,129         18,785
  Issuance of 301,662 shares pursuant to
    acquisitions..........................                       1,207          8,507
  Purchase of 6,938,152 common shares.....                     (23,624)       (81,917)      (156,076)
                                              --------      ----------     ----------     ----------      --------
Balance March 31, 1997....................    $     --      $1,305,161     $  881,345     $3,801,944      $ 92,437
                                              ========      ==========     ==========     ==========      ========
Balance January 1, 1998...................    $     --      $1,262,790     $1,108,920     $3,440,763      $345,787
  Comprehensive Income:
    Net income............................                                                   103,722
    Other comprehensive income, net of tax
      Unrealized gains on securities of
      $28,677 net of reclassification
      adjustment for gains included in net
      income of $684......................                                                                  27,994
  Total comprehensive income..............
  Common dividends declared, $.46 per
    share.................................                                                  (150,752)
  Issuance of 997,719 common shares under
    corporate stock and dividend
    reinvestment plans....................                       3,991         41,403
  Net issuance of 10,818,752 common shares
    and 739,976 preferred shares pursuant
    to acquisitions.......................      36,999          43,275        691,734       (130,824)
                                              --------      ----------     ----------     ----------      --------
Balance March 31, 1998....................    $ 36,999      $1,310,056     $1,842,057     $3,262,909      $373,781
                                              ========      ==========     ==========     ==========      ========


(Dollars in Thousands Except Per
Share Amounts)                                 Total
Balance January 1, 1997...................   $6,216,261
  Comprehensive Income:
    Net income............................      275,495
    Other comprehensive income, net of
      tax.................................      (63,747)
                                             ----------
  Total comprehensive income..............      211,748
  Common dividends declared, $.41 per
    share.................................      (90,076)
  Common dividends declared of pooled
    company, prior to merger..............      (28,057)
  Issuance of 1,032,152 common shares
    under corporate stock and dividend
    reinvestment plans....................       22,914
  Issuance of 301,662 shares pursuant to
    acquisitions..........................        9,714
  Purchase of 6,938,152 common shares.....     (261,617)
                                             ----------
Balance March 31, 1997....................   $6,080,887
                                             ==========
Balance January 1, 1998...................   $6,158,260
  Comprehensive Income:
    Net income............................      103,722
    Other comprehensive income, net of tax
      Unrealized gains on securities of
      $28,677 net of reclassification
      adjustment for gains included in net
      income of $684......................       27,994
                                             ----------
  Total comprehensive income..............      131,716
  Common dividends declared, $.46 per
    share.................................     (150,752)
  Issuance of 997,719 common shares under
    corporate stock and dividend
    reinvestment plans....................       45,394
  Net issuance of 10,818,752 common shares
    and 739,976 preferred shares pursuant
    to acquisitions.......................      641,184
                                             ----------
Balance March 31, 1998....................   $6,825,802
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides standards for distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. The statement also extends the treatment of mortgage servicing rights to all servicing assets. The provisions of SFAS No. 125 were adopted by the Corporation prospectively as of January 1, 1997 for the following types of transactions: securitizations, recognition of servicing assets and liabilities, transfers of receivables with recourse, loan participations, and extinguishments of liabilities.
    Certain provisions of SFAS No. 125, relating to repurchase agreements, securities lending and other similar transactions, and pledged collateral, were deferred for one year by SFAS No. 127 and were adopted prospectively on January 1, 1998. The adoption of these statements did not have a material impact on financial position or results of operations.

    REPORTING COMPREHENSIVE INCOME: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this statement are effective beginning with 1998 interim reporting. These disclosure requirements had no impact on financial position or results of operation.

3. MERGERS AND ACQUISITIONS

    On March 30, 1998, National City acquired Fort Wayne National Corporation
(FWNC), a $3 billion asset bank holding company headquartered in Fort Wayne, Indiana. Upon acquisition, each share of FWNC common stock outstanding was converted into .75 shares of National City common stock. A net of 10.8 million shares of National City common stock were issued. National City also issued .7 million shares of 6% Cumulative Convertible Preferred Stock, Series 1 in exchange for all of the outstanding shares of FWNC's 6% Cumulative Convertible Class B Preferred Stock. Goodwill of $522.3 million and core deposit intangible of $71.9 million were recorded in connection with the acquisition and are being amortized on a straight-line basis over twenty-five and seven years, respectively. The pro forma effects of this transaction would not have been material to historical results of operations or financial condition.
    On March 31, 1998, National City Corporation merged with First of America Bank Corporation (FOA), a $21 billion asset bank holding company headquartered in Kalamazoo, Michigan, in a transaction accounted for as a pooling-of-interests. National City issued 104.9 million shares of common stock to the shareholders of FOA based upon an exchange ratio of 1.2 shares of National City common stock for each outstanding share of FOA common stock. The historical consolidated financial statements have been restated to reflect this transaction.
    Net income and diluted net income per common share for National City and FOA as reported for 1997 prior to restatement are as follows:

                                         Three Months Ended
                                           March 31, 1997
-----------------------------------------------------------
Net income
  National City........................       $196,142
  First of America.....................         79,425
                                              --------
  Combined.............................       $275,567
                                              ========
Diluted net income per common share
  National City........................       $    .87
  First of America.....................            .88
  Combined.............................            .82

    Merger and restructuring expenses for the first quarter of 1998 totaled $274.6 million as a result of this transaction. The major components of merger and restructuring expenses included: personnel-related accruals in the amount of $105.9 million, facilities and equipment adjustments of $73.4 million, professional fees of $48.6 million, and miscellaneous expenses and accruals totaling $46.7 million. Another $100 million of merger and restructuring expenses are estimated to occur in the remainder of 1998.

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

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

                                         Three Months Ended
                                              March 31
                                      -------------------------
(IN THOUSANDS)                           1998          1997
---------------------------------------------------------------
Balance at beginning of year........   $941,874      $958,739
Provision...........................     56,267        58,697
Reserves acquired (sold)............     30,679        (4,906)
Charge-offs:
  Commercial........................      9,839         8,816
  Real estate -- construction.......         31           151
  Real estate -- commercial.........      2,207         1,911
  Real estate -- residential........      1,923         2,112
  Consumer..........................     42,435        48,204
  Credit card.......................     25,710        28,908
  Home equity.......................      2,283           914
                                       --------      --------
  Total charge-offs.................     84,428        91,016

                                         Three Months Ended
                                              March 31
                                      -------------------------
(IN THOUSANDS)                           1998          1997
---------------------------------------------------------------
Recoveries:
  Commercial........................      5,201         7,281
  Real estate -- construction.......         89            27
  Real estate -- commercial.........      3,088         2,179
  Real estate -- residential........          9           143
  Consumer..........................     17,392        23,324
  Credit card.......................      5,588         5,132
  Home equity.......................        705           440
                                       --------      --------
  Total recoveries..................     32,072        38,526
                                       --------      --------
Net charge-offs.....................     52,356        52,490
                                       --------      --------
Balance at end of period............   $976,464      $960,040
                                       ========      ========

    The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.
    Table 5 on page 14 provides detail regarding nonperforming loans. At March 31, 1998 and December 31, 1997, loans that were considered to be impaired under SFAS No. 114 totaled $27.9 million and $28.8 million, respectively. All impaired loans are included in nonperforming assets. The related allowance allocated to these loans was $11.6 million and $10.1 million, respectively. The contractual interest due and actual interest recorded on impaired loans, as well as total nonperforming assets, for the three months ended March 31, 1998, was $11.5 million and $2.6 million, respectively.

6. SECURITIES
    The following is a summary of securities available for sale:

                                         MARCH 31, 1998
                      -----------------------------------------------------
                       AMORTIZED    UNREALIZED    UNREALIZED      MARKET
(IN THOUSANDS)           COST          GAINS        LOSSES         VALUE
---------------------------------------------------------------------------
U.S. Treasury and
  Federal agency
  debentures......... $ 3,284,438    $ 12,591      $ (8,963)    $ 3,288,066
Mortgage-backed
  securities.........   8,043,467      72,753       (12,719)      8,103,501
Asset-backed and
  corporate debt
  securities.........   1,854,553      10,492        (2,571)      1,862,474
States and political
  subdivisions.......   1,050,290      46,462          (227)      1,096,525
Other................     828,012     456,883          (270)      1,284,625
                      -----------    --------      --------     -----------
  Total securities... $15,060,760    $599,181      $(24,750)    $15,635,191
                      ===========    ========      ========     ===========

                                         March 31, 1997
                       ---------------------------------------------------
                        Amortized    Unrealized   Unrealized     Market
(In Thousands)            Cost         Gains        Losses        Value
--------------------------------------------------------------------------
U.S. Treasury and
  Federal agency
  debentures.........  $ 2,702,506    $    610    $ (54,812)   $ 2,648,304
Mortgage-backed
  securities.........    7,691,017      23,789      (87,402)     7,627,404
Asset-backed and
  corporate debt
  securities.........    1,004,285       3,373       (6,055)     1,001,603
States and political
  subdivisions.......      755,849      12,923       (1,414)       767,358
Other................      938,913     253,637       (2,891)     1,189,659
                       -----------    --------    ---------    -----------
  Total securities...  $13,092,570    $294,332    $(152,574)   $13,234,328
                       ===========    ========    =========    ===========

    Other securities includes the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and market value of $262.5 million and $705.1 million, respectively, as of March 31, 1998.
    For the three months ended March 31, 1998 and 1997, gross gains of $15.9 million and $20.9 million, and gross losses of $14.8 million and $4.9 million, respectively, were realized for the entire securities portfolio.
    At March 31, 1998, the unrealized appreciation in securities available for sale included in retained earnings totaled $373.8 million, net of tax, compared to unrealized appreciation of $92.4 million, net of tax, at March 31, 1997. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due primarily to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to income.
    At March 31, 1998, there were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities, which exceeded 10% of stockholders' equity.

7. BORROWED FUNDS

                            March 31      Dec 31      March 31
(IN THOUSANDS)                1998         1997         1997
---------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term........... $1,160,768   $2,001,665   $1,065,747
Notes payable to Student
  Loan Marketing
  Association.............    300,000      300,000      300,000
Bank notes................    524,989      574,973      558,235
FHLB advances.............    350,000      450,000      300,000
Other.....................     97,682      141,729       77,208
                           ----------   ----------   ----------
  Total bank
    subsidiaries..........  2,433,439    3,468,367    2,301,190
Commercial paper..........    325,990      795,895      516,610
Other.....................      2,744          294        3,797
                           ----------   ----------   ----------
  Total parent company and
    other subsidiaries....    328,734      796,189      520,407
                           ----------   ----------   ----------
        Total............. $2,762,173   $4,264,556   $2,821,597
                           ==========   ==========   ==========

8. LONG-TERM DEBT

                               March 31      Dec 31      March 31
(IN THOUSANDS)                   1998         1997         1997
------------------------------------------------------------------
Floating rate notes due
 1997........................ $       --   $       --   $   49,986
9 7/8% subordinated notes due
 1999........................     64,925       64,918       64,883
6.50% subordinated notes due
 2000........................     99,892       99,881       99,841
8.50% subordinated notes due
 2002........................     99,902       99,896       99,879
6 5/8% subordinated notes due
 2004........................    249,234      249,201      249,104
7.75% subordinated notes due
 2004........................    200,000      200,000      200,000
8.50% subordinated notes due
 2004........................    150,000      150,000      150,000
7.20% subordinated notes due
 2005........................    249,792      249,785      249,763
Other........................     11,345       10,939       11,774
                              ----------   ----------   ----------
  Total parent company.......  1,125,090    1,124,620    1,175,230
                              ----------   ----------   ----------
6.50% subordinated notes due
 2003........................    199,619      199,600      199,544
7.25% subordinated notes due
 2010........................    222,984      222,944      222,822
6.30% subordinated notes due
 2011........................    200,000      200,000      200,000
7.25% subordinated notes due
 2011........................    197,326      197,278      197,129
Capital securities of
 subsidiary trusts...........    180,000      150,000      150,000
Other........................      1,607        3,133        1,847
                              ----------   ----------   ----------
  Total subsidiary...........  1,001,536      972,955      971,342
                              ----------   ----------   ----------
  Total long-term debt
    qualifying for Tier I or
    Tier II Capital..........  2,126,626    2,097,575    2,146,572
                              ----------   ----------   ----------
Senior bank notes............  2,144,170    2,394,055    1,224,432
Federal Home Loan Bank
 advances....................  1,421,310    1,303,721      578,154
Reset Asset Capital
 Securities of National City
 Capital Trust I.............    499,893      499,892           --
Other........................     21,509        1,951        2,096
                              ----------   ----------   ----------
  Total other long-term
    debt.....................  4,086,882    4,199,619    1,804,682
                              ----------   ----------   ----------
        Total................ $6,213,508   $6,297,194   $3,951,254
                              ==========   ==========   ==========

    A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at March 31, 1998.

9. CAPITAL RATIOS
    The following table reflects various measures of capital:

                           March 31         December 31          March 31
                             1998               1997               1997
(Dollars in            ----------------   ----------------   ----------------
MILLIONS)               AMOUNT    Ratio    Amount    Ratio    Amount    Ratio
-----------------------------------------------------------------------------
Total equity(1)......  $6,825.8   8.46%   $6,158.3    8.13%  $6,080.9    8.47%
Total common
 equity..............   6,788.8   8.41     6,158.3    8.13    6,080.9    8.47
Tangible common
 equity(2)...........   5,325.9   6.72     5,327.3    7.11    5,340.4    7.52
Tier 1 capital(3)....   5,501.2   8.55     5,435.1    8.93    5,640.0    9.88
Total risk-based
 capital(4)..........   8,111.6   12.61    8,013.4   13.16    8,144.1   14.26
Leverage(5)..........   5,501.2   7.50     5,435.1    7.58    5,640.0    8.04
-----------------------------------------------------------------------------

(1) Computed in accordance with generally accepted accounting principles, including unrealized market value adjustment of securities available for sale.

(2) Common stockholders' equity less all intangible assets and servicing rights; computed as a ratio to total assets less intangible assets and servicing rights.

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

                            March 31    December 31   March 31
(DOLLARS IN MILLIONS)         1998         1997         1997
--------------------------------------------------------------
Goodwill..................  $1,062.8      $544.9       $525.1
Other intangibles.........      91.6        18.1         42.7
                            --------      ------       ------
Total intangibles.........  $1,154.4      $563.0       $567.8
                            ========      ======       ======
Mortgage servicing
  rights..................  $  308.5      $268.0       $172.7
--------------------------------------------------------------

10. STOCKHOLDERS' EQUITY

                           March 31       Dec 31       March 31
(OUTSTANDING SHARES)         1998          1997          1997
---------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......      739,976            --            --
Common Stock, $4.00 par
  value, authorized
  700,000,000 shares....  327,513,959   315,697,488   326,290,129

    As part of the acquisition of Fort Wayne National Corporation (FWNC), National City issued 739,976 shares of 6% Cumulative Convertible Preferred Stock, Series 1 in exchange for all of the outstanding shares of FWNC's 6% Cumulative Convertible Class B Preferred Stock. The preferred shares have a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by National City at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus accrued and unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 1.51455 shares of National City common stock.

11. INCOME TAX EXPENSE
    The composition of income tax expense follows:

                                       Three Months Ended
                                            March 31
                                    -------------------------
(IN THOUSANDS)                         1998          1997
-------------------------------------------------------------
Applicable to income exclusive of
  securities transactions.........    $58,440      $128,765
Applicable to securities
  transactions....................        368         5,583
                                      -------      --------
        Total.....................    $58,808      $134,348
                                      =======      ========

    The effective tax rate was approximately 36.2% and 32.8% for the three months ended March 31, 1998 and 1997, respectively.

12. REGULATORY DIVIDENDS
    A significant source of liquidity for the parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At March 31, 1998, bank subsidiaries may pay the parent company, without prior regulatory approval, approximately $577.0 million of dividends. During the first quarter of 1998, $99.0 million in dividends were declared and $136.0 million of previously declared dividends were paid to the parent company by the bank subsidiaries.

13. EARNINGS PER SHARE
    The calculation of net income per common share follows:

                                      Three Months Ended
                                           March 31
(Dollars In Thousands Except Per   -------------------------
Share Amounts)                        1998          1997
------------------------------------------------------------
BASIC:
  Net income.....................     $103,722      $275,567
  Less preferred dividends.......           --            --
                                   -----------   -----------
  Net income applicable to common
    stock........................     $103,722      $275,567
                                   ===========   ===========
  Average common shares
    outstanding..................  316,227,200   329,608,863
                                   ===========   ===========
  Net income per common
    share--basic.................         $.33          $.84
                                   ===========   ===========
DILUTED:
  Net income.....................     $103,722      $275,567
                                   ===========   ===========
  Average common shares
    outstanding..................  316,227,200   329,688,863
  Stock option adjustment........    6,779,134     5,058,579
                                   -----------   -----------
  Average common shares
    outstanding--diluted.........  323,006,334   334,747,442
                                   ===========   ===========
  Net income per common
    share--diluted...............         $.32          $.82
                                   ===========   ===========

    Net income per common share for 1997 has been restated in accordance with the provisions of SFAS No. 128, Earnings Per Share. This statement became effective for the Corporation for reporting periods ending after December 15, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS

     Excluding merger and restructuring expenses, net income for the first quarter of 1998 was $297.6 million, or $.92 per diluted share, compared to $279.5 million or $.83 per diluted share in 1997. On this basis, return on assets was 1.61% and return on average common equity was 19.23% in the first quarter of 1998, compared to returns of 1.60% and 18.05%, respectively, in the first quarter of 1997. Including after-tax merger and restructuring expenses of $193.6 million or $.60 per diluted share, first quarter net income was $103.7 million or $.32 per diluted share, compared to $275.6 million or $.82 per diluted share in 1997.
     The merger with First of America Bank Corporation was completed on March 31, 1998 and was accounted for as a pooling-of-interests. Financial data for all prior periods have been restated. The financial results of Fort Wayne National Corporation ("Fort Wayne"), accounted for as a purchase, are included in the results of operations subsequent to the date of acquisition, March 30, 1998.
     The growth in net income noted above was due to increased fee income and a modest increase in net interest income, partially offset by increased operating expenses. Fee income growth was driven by gains in all major revenue categories. The modest increase in net interest income was due to loan growth, offset by increased use of higher cost purchased funds to fund this growth. Noninterest expenses, excluding merger and restructuring expenses, increased 8.2% from the same period last year as a result of fee business growth.

UNIT PROFITABILITY

     The financial performance of National City is monitored by an internal profitability measurement system that produces line-of-business results and key performance measures. National City's major business units include corporate banking, retail banking and fee-based businesses. The corporate banking business includes commercial and corporate lending, commercial real estate finance, asset-based lending and commercial leasing. The retail banking business includes the deposit gathering branch franchise, small business lending, and consumer lending. The fee-based businesses include institutional trust, mortgage banking, item processing, brokerage and the Private Client Group.
     Table 1 on page 14 reflects the results underlying the fundamentals of each of these businesses. Expenses for centrally provided services are allocated based on estimated usage of those services. Capital has been allocated to the businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed by the investment/funding unit within the "Parent and other" line item in Table 1. Methodologies may change from time to time as accounting systems are enhanced or organizational changes occur.
     The 22.0% increase in corporate banking net income was driven by double digit growth in net interest income and noninterest income, with no increase in credit costs. The quarter reflected strong loan growth primarily in the core middle market lending business, and was supplemented by growth in commercial leasing, asset-based lending, loan syndications and cash management.
     The 10.3% increase in retail banking net income was due to higher service fee income, lower operating expenses and a lower loan loss provision.
     The 22.1% increase in fee-based businesses net income reflected broad based revenue growth.
     Brokerage net income increased as a result of higher brokerage commissions and investment banking fees. Institutional trust net income increased as a result of new business, improved pricing, a strong stock market and lower operating expenses. Private Client Group net income benefitted from strong loan growth and higher trust fees. Mortgage banking net income increased due to increased origination volume and higher servicing fees.
     The year-over-year negative variance in parent and other reflects the after-tax merger and restructuring expenses of $193.6 million as well as lower securities gains.

NET INTEREST INCOME
     On a tax-equivalent basis, net interest income was $708.3 million in the first quarter of 1998, up $6.1 million from the first quarter of 1997. The modest increase reflected 5.4% growth in average earning assets, offset by a 19 basis point decline in the net interest margin to 4.19%. The margin decline was due to increased reliance on higher cost purchased funds to support loan growth.
     In the first quarter of 1998, net interest income included approximately $10.2 million related to the use of derivative instruments compared to $12.0 million in 1997 (Table 2).
     During the first quarter of 1998, the notional outstandings of interest rate swap agreements increased $1.4 billion to $13.3 billion. During the quarter, $205 million of swaps were added to manage the Corporation's interest rate risk position by synthetically converting fixed rate debt to variable rate; $1.3 billion of swaps were added to hedge loans; $351 million of swaps were added to reduce the price risk of mortgage servicing rights; and $832 million of swap agreements were added to facilitate interest rate risk management at third parties. A total of $1.0 billion of swaps matured or were terminated during the quarter. The net unrealized gains in the derivative portfolio were $75.4 million at March 31, 1998, compared to unrealized gains of $63.8 million at December 31, 1997.

NONINTEREST INCOME
     Noninterest income is a significant source of National City's revenues, representing 41.4% of tax-equivalent revenues compared to 37.3% for the first quarter of 1997. For the first quarter of 1998, noninterest income, excluding securities gains, increased 19.4% to $499.7 million compared to $418.4 million in 1997.
     The most notable increase occurred in mortgage banking where fees doubled to $61.3 million, compared to $30.7 million in 1997, as a result of increased origination activity and higher gains on mortgage loans sold. For the first quarter of 1998, residential loans originated at National City Mortgage Company increased to $3.6 billion compared to $.9 billion in 1997. Increased production was attributable to acquisitions and higher levels of mortgage loan refinancing driven by lower mortgage rates.
     Other income included $1.2 million of gains on branch sales in the first quarter of 1998, versus $23.1 million in 1997.
     Securities gains were $1.1 million in the first quarter of 1998, compared to $16.0 million in 1997.

NONINTEREST EXPENSE
     For the first quarter of 1998, noninterest expense, excluding merger and restructuring expenses, increased 8.2% to $705.2 million compared to $651.9 million in 1997. The primary reason for this increase in expenses is the fee business acquisitions within the mortgage banking and item processing subsidiaries.
     Merger and restructuring expenses totaled $274.7 million in the first quarter of 1998 in connection with the First of America Bank Corporation merger which closed March 31, 1998. In 1997, merger and restructuring expenses included $6.3 million of expenses related to organizational restructuring at National City's 88%-owned item processing subsidiary, National Processing, Inc. (NYSE:NAP).
     As Table 3 indicates, National City's staffing level on a full-time equivalent basis was 41,056 at

March 31, 1998, up from 38,141 at March 31, 1997. The increase was due to business activity in the mortgage banking and item processing subsidiaries and acquisitions. The lower staff level in corporate and retail banking was primarily due to ongoing reconfiguration of the branch network.
     The efficiency ratio is defined as noninterest expense divided by fee income plus tax-equivalent net interest income. Excluding merger and restructuring expenses, the efficiency ratio for the first quarter of 1998 and 1997 was 58.38% and 58.17%, respectively.
     The overhead ratio is defined as noninterest expense less fee income divided by tax-equivalent net interest income. Excluding merger and restructuring expenses, the overhead ratio for the first quarter of 1998 and 1997 was 29.02% and 33.25%, respectively.


TABLE 1: UNIT PROFITABILITY

                                       Three months ended     Three months ended
                                         March 31, 1998         March 31, 1997
                                       -------------------    -------------------
                                        NET      Return on     Net      Return on
       (DOLLARS IN MILLIONS)           INCOME     Equity      Income     Equity
---------------------------------------------------------------------------------
Corporate banking..................    $71.6       20.99%     $58.7       19.79%
Retail banking.....................    162.2       23.70      147.0       21.93
Fee-based businesses...............     45.8       23.01       37.5       17.39
Parent and other...................    (175.9)        --       32.4          --
                                       ------                 ------
    Consolidated total.............    $103.7       6.70%     $275.6      17.80%
                                       ======                 ======
Excluding merger and restructuring
  expenses.........................    $297.6      19.23%     $279.4      18.05%
                                       ======                 ======

TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                            Three months ended
                                                                 March 31
                                                        ---------------------------
                    (IN MILLIONS)                          1998            1997
-----------------------------------------------------------------------------------
Interest adjustment to loans.........................      $  .7           $ 5.1
Interest adjustment to securities....................        (.4)            (.8)
                                                           -----           -----
  Interest adjustment to earning assets..............         .3             4.3
Interest adjustment to interest-bearing
  liabilities........................................       (9.9)           (7.7)
                                                           -----           -----
  Effect on net interest income......................      $10.2           $12.0
                                                           =====           =====

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

EARNING ASSETS AND INTEREST BEARING LIABILITIES
     For the first quarter of 1998, average earning assets were $67,789 million, up from $64,871 for the fourth quarter of 1997 and $64,306 million for the first quarter of 1997. The increase in average earning assets over both periods was primarily due to growth in average loans and investment securities. Total average loans grew 2.0% from the fourth quarter of 1997 and 5.6% compared to the first quarter of 1997. Total average investment securities increased 5.8% from the fourth quarter of 1997 and 5.4% compared to the first quarter of 1997.
     For the first quarter of 1998, average interest-bearing liabilities were $58,195 million, up from $55,750 million for the fourth quarter of 1997 and $54,488 million for the first quarter of 1997. The increase was primarily driven by increased use of longer term funding, including senior bank notes and the June 1997 issuance of $500 million of 6.75% Reset Asset Capital Securities.
     Average interest-bearing deposits were flat compared to the fourth quarter of 1997 and first quarter of 1997.

ASSET QUALITY
     The allowance for loan losses was $976.5 million at March 31, 1998, or 1.83% of average loans, compared to $960.0 million or 1.89% of average loans at March 31, 1997. For the first quarter of 1998, the provision for loan losses was $56.3 million compared to $58.7 million for the same period last year. For both periods, the provision exceeded net charge-offs.
     Table 4 presents net charge-offs as a percentage of average loans by portfolio type. For the first quarter of 1998, net charge-offs totaled $52.4 million or .40% of average loans, compared to $67.3 million or .51% during the fourth quarter of 1997, and $52.5 million or .42% during the first quarter of 1997.

     As Table 5 indicates, nonperforming assets were $281.7 million at March 31, 1998, up $7.8 million from $273.3 million at December 31, 1997, and down $5.4 million from $286.5 million at March 31, 1997. The increase from December 31, 1997, was due to the inclusion of $14.4 million in nonperforming assets at Fort Wayne. Excluding Fort Wayne, nonperforming assets decreased $6.6 million from the prior quarter. Nonperforming assets as a percentage of loans and OREO at March 31, 1998, December 31, 1997, and March 31, 1997, were .50%, .51% and .56%, respectively.

CAPITAL
     At March 31, 1998, total stockholders' equity was $6.8 billion compared to $6.1 billion at March 31, 1997. Book value per common share at March 31, 1998 was $20.73, compared to $19.51 at December 31, 1997 and $18.64 at March 31, 1997. Book value per common share at March 31, 1998, December 31, 1997 and March 31, 1997 included unrealized gains on securities available for sale of $1.18, $1.10 and $.28 per share, respectively.


TABLE 3: FULL-TIME EQUIVALENT STAFFING AND OVERHEAD
PERFORMANCE MEASURES

                                    March 31, 1998                       March 31, 1997
                          ----------------------------------   ----------------------------------
                          Full-Time                            Full-Time
                          EQUIVALENT   OVERHEAD   Efficiency   Equivalent   Overhead   Efficiency
                            STAFF       RATIO       Ratio        Staff       Ratio       Ratio
-------------------------------------------------------------------------------------------------
Corporate and retail
 banking................    20,957      38.55%      51.47%       21,850      42.15%      53.91%
Fee-based businesses....    15,231         --       75.31        10,751         --       75.96
Corporate...............     4,868         --          --         5,540         --          --
                          ----------                           ----------
   Total................    41,056      67.80%      81.12%       38,141      34.15%      58.74%
                          ==========                           ==========
Excluding merger and
 restructuring
 expenses...............                29.02%      58.38%                   33.25%      58.17%

TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
        AVERAGE LOANS

                                                               First Quarter
                                                              1998        1997
------------------------------------------------------------------------------
Commercial..................................................  .11%         .04%
Real estate -- construction.................................   --          .03
Real estate -- commercial...................................  (.06)       (.02)
Real estate -- residential..................................  .07          .07
Consumer....................................................  .80          .41
Credit card.................................................  4.14        4.36
Home equity.................................................  .21          .08
Total net charge-offs to average loans......................  .40          .42

TABLE 5: NONPERFORMING ASSETS

                                              March 31    December 31    March 31
               (IN MILLIONS)                    1998          1997         1997
----------------------------------------------------------------------------------
Commercial:
  Nonaccrual................................   $108.3        $103.7       $117.2
  Restructured..............................       .4           1.1          3.4
                                               ------        ------       ------
    Total commercial........................    108.7         104.8        120.6
Real estate related:
  Nonaccrual................................    131.3         128.5        110.4
  Restructured..............................      4.0           4.5          6.0
                                               ------        ------       ------
    Total real estate related...............    135.3         133.0        116.4
                                               ------        ------       ------
    Total nonperforming loans...............    244.0         237.8        237.0
Other real estate owned (OREO)..............     37.1          35.5         49.5
                                               ------        ------       ------
Nonperforming assets........................   $281.1        $273.3       $286.5
                                               ======        ======       ======
Loans 90 days past-due accruing interest....   $146.0        $136.1       $130.7
                                               ======        ======       ======

                      (This page intentionally left blank)

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

(Dollars In Millions)                                              Daily Average Balance
-----------------------------------------------------------------------------------------------------
                                                       1998                     1997
                                                      -------   -------------------------------------
                                                       First    Fourth     Third    Second     First
                                                      Quarter   Quarter   Quarter   Quarter   Quarter
                                                      -------   -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................  $24,777   $24,116   $23,503   $23,303   $22,648
    Residential real estate.........................   11,215    11,160    11,529    11,339    11,332
    Consumer........................................   12,546    12,254    12,197    12,005    11,996
    Credit card.....................................    1,944     1,991     2,031     2,081     2,180
    Home equity.....................................    3,006     2,907     2,775     2,616     2,507
                                                      -------   -------   -------   -------   -------
      Total loans...................................   53,488    52,428    52,035    51,344    50,663
  Securities:
    Taxable.........................................   12,890    12,157    12,354    12,391    12,288
    Tax-exempt......................................      838       812       812       766       735
                                                      -------   -------   -------   -------   -------
      Total securities..............................   13,728    12,969    13,166    13,157    13,023
  Federal funds sold................................       70        62        85        94        89
  Security resale agreements........................      378       260       289       284       293
  Other short-term investments......................      125       113       199       215       238
                                                      -------   -------   -------   -------   -------
      Total earning assets/
         Total interest income/rates................   67,789    65,832    65,774    65,094    64,306
Allowance for loan losses...........................     (958)     (961)     (976)     (974)     (966)
Market value appreciation of securities available
  for sale..........................................      537       490       377       162       229
Cash and demand balances due from banks.............    3,359     3,416     3,213     3,346     3,418
Properties and equipment............................    1,042     1,023     1,038     1,053     1,059
Customers' acceptance liability.....................       41        69        66        73        82
Accrued income and other assets.....................    2,959     2,909     2,812     2,824     2,950
                                                      -------   -------   -------   -------   -------
      Total assets..................................  $74,769   $72,778   $72,304   $71,578   $71,078
                                                      =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................  $15,691   $15,329   $15,450   $15,372   $15,346
  Savings accounts..................................    4,756     4,842     5,085     5,266     5,331
  Time deposits of individuals......................   18,566    18,896    19,561    19,532    19,605
  Other time deposits...............................    1,940     1,538     1,579     1,628     1,518
  Deposits in overseas offices......................    1,598     1,149     1,030     1,068       931
  Federal funds borrowed............................    2,687     1,896     1,358     1,464     1,818
  Security repurchase agreements....................    3,194     2,691     2,615     2,941     3,696
  Borrowed funds....................................    3,499     3,291     3,328     3,489     2,599
  Long-term debt....................................    6,264     6,118     5,605     4,485     3,644
                                                      -------   -------   -------   -------   -------
      Total interest bearing liabilities/
         Total interest expense/rates...............   58,195    55,750    55,611    55,245    54,488
  Noninterest bearing deposits......................    9,411     9,406     9,228     9,173     9,117
  Acceptances outstanding...........................       41        69        66        73        82
  Accrued expenses and other liabilities............      846     1,360     1,202     1,091     1,114
                                                      -------   -------   -------   -------   -------
      Total liabilities.............................   68,493    66,585    66,107    65,582    64,801
      Stockholders' equity..........................    6,276     6,193     6,197     5,996     6,277
                                                      -------   -------   -------   -------   -------
      Total liabilities and stockholders' equity....  $74,769   $72,778   $72,304   $71,578   $71,078
                                                      =======   =======   =======   =======   =======
      Net interest income ...........................................................................
      Interest spread ...............................................................................
      Contribution of noninterest bearing sources of
         funds.......................................................................................
      Net interest margin ...........................................................................

                     Quarterly Interest                                Average Annualized Rate
    ----------------------------------------------------   -----------------------------------------------
      1998                       1997                       1998                     1997
    --------   -----------------------------------------   -------   -------------------------------------
     First      Fourth     Third      Second     FIRST      First    Fourth     Third    Second     First
    Quarter    Quarter    Quarter    Quarter    QUARTER    Quarter   Quarter   Quarter   Quarter   Quarter
    -------    -------    -------    -------    -------    -------   -------   -------   -------   -------
    $  525.2   $  526.5   $  516.6   $  505.9   $  480.2     8.56%     8.69%     8.75%     8.70%     8.56%
       212.6      214.6      223.9      221.4      218.5     7.58      7.69      7.77      7.81      7.71
       271.6      273.6      272.3      263.3      257.1     8.78      8.86      8.86      8.80      8.69
        67.3       68.9       69.9       72.3       71.1    14.03     13.84     13.77     13.91     13.22
        67.3       67.1       63.7       59.6       57.3     9.08      9.15      9.11      9.13      9.26
    --------   --------   --------   --------   --------
     1,144.0    1,150.7    1,146.4    1,122.5    1,084.2     8.64      8.74      8.77      8.76      8.64
       207.4      197.6      199.6      203.1      197.1     6.45      6.49      6.46      6.56      6.43
        17.3       17.4       17.4       17.2       15.7     8.26      8.54      8.59      8.98      8.57
    --------   --------   --------   --------   --------
       224.7      215.0      217.0      220.3      212.8     6.56      6.62      6.59      6.70      6.55
          .8         .8        1.3        1.3        1.1     4.78      5.48      5.86      5.76      5.31
         5.2        3.6        4.2        3.8        4.0     5.56      5.57      5.82      5.31      5.43
         4.2        3.4        3.9        3.9        5.3    13.65     11.91      7.69      7.17      9.39
    --------   --------   --------   --------   --------
    $1,378.9   $1,373.5   $1,372.8   $1,351.8   $1,307.4     8.20%     8.31%     8.31%     8.32%     8.20%

    $  121.3   $  124.6   $  124.1   $  118.1   $  113.2     3.14%     3.23%     3.19%     3.08%     2.99%
        25.8       27.8       29.7       30.8       31.9     2.20      2.28      2.32      2.35      2.43
       252.4      267.7      273.8      269.6      267.2     5.51      5.63      5.56      5.53      5.53
        25.9       19.9       20.4       20.9       18.6     5.42      5.17      5.18      5.14      4.96
        21.0       15.3       13.7       14.3       11.7     5.33      5.28      5.28      5.36      5.08
        36.4       26.8       19.3       20.4       25.0     5.50      5.60      5.64      5.59      5.60
        37.3       32.0       31.4       36.1       44.7     4.67      4.73      4.77      4.92      4.84
        51.3       47.8       47.9       50.4       34.0     5.93      5.76      5.71      5.79      5.30
        99.2       99.8       91.0       73.3       58.9     6.42      6.47      6.44      6.56      6.56
    --------   --------   --------   --------   --------
    $  670.6   $  661.7   $  651.3   $  633.9   $  605.2     4.67%     4.71%     4.65%     4.60%     4.50%
    $  708.3   $  711.8   $  721.5   $  717.9   $  702.2
    ========   ========   ========   ========   ========
 ........................................................     3.53%     3.60%     3.66%     3.72%     3.70%
 ........................................................      .66       .72       .72       .69       .68
                                                            -----     -----     -----     -----     -----
 ........................................................     4.19%     4.32%     4.38%     4.41%     4.38%
                                                            =====     =====     =====     =====     =====

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

     www.national-city.com

DEBT RATINGS

                                                       MOODY'S         STANDARD      DUFF &       THOMSON
                                                  INVESTORS SERVICE    & POOR'S      PHELPS      BANKWATCH
-----------------------------------------------------------------------------------------------------------
National City Corporation                                                                           A/B
  Commercial paper (short-term debt)............         P-1              A-1         D-1+         TBW1
  Senior debt...................................          A1               A           AA-
  Subordinated debt.............................          A2              A-           A+            A
Bank Subsidiaries:*
  Certificates of deposit.......................         Aa3              A+           AA
  Subordinated bank notes.......................          A1               A                         A

* Includes the following subsidiaries:
  National City Bank
  National City Bank of Kentucky
  National City Bank of Indiana
  National City Bank of Pennsylvania
  First of America Bank, N.A.
  Fort Wayne National Bank

     Duff & Phelps ratings for certificates of deposit apply only to the banks in Ohio, Kentucky and Indiana. Duff & Phelps subordinated bank note ratings apply only to the banking subsidiaries in Ohio.

EXHIBITS

    Exhibit 10.31:
    Employment Agreement dated November 30, 1997 by and between National City Corporation and Richard F.
    Chormann (filed as Exhibit 10.31).

    Exhibit 27:

    Financial Data Schedule

    Exhibits not included in this document are available to stockholders on request from the Secretary of the Corporation at the principal executive offices. Copies of exhibits may be obtained at a cost of 30 cents per page.

REPORTS ON FORM 8-K:

    January 13, 1998: On January 12, 1998, National City announced the signing of a definitive agreement to acquire Fort Wayne National Corporation, a $3.3 billion asset bank holding company headquartered in Fort Wayne, Indiana.

    March 9, 1998: On March 5, 1998, National City announced that the proposed mergers of First of America Bank Corporation (FOA) and Fort Wayne National Corporation (FWNC) had each been approved by the Board of Governors of the Federal Reserve and that the stockholder meetings for National City, FOA and FWNC had all been scheduled for March 30, 1998. The filing also stated that, based on the expected transaction closing dates of March 30, 1998 for FWNC and March 31, 1998 for FOA, that FWNC and FOA stockholders would be eligible to receive the National City common stock dividend to be declared in late March.

    March 31, 1998: On March 30, 1998, National City announced the actions that took place at its annual meeting of stockholders held earlier that day. National City also announced that the shareholders of Fort Wayne National Corporation and First of America Bank Corporation had each approved the respective mergers of those companies with and into National City and that the transactions were expected to close no later than March 31, 1998. Further, National City announced that at the Board of Directors meeting held immediately following the annual meeting of stockholders the Board authorized the repurchase of up to two million shares of common stock and that the authorization would expire upon consummation of the merger with First of America Bank Corporation. The Board also declared a cash dividend of $.46 per share on National City's common stock.

                          FORM 10-Q -- MARCH 31, 1998

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: May 14, 1998

                                                           /s/ ROBERT G. SIEFERS
---------------------------------------------------------
                                                               Robert G. Siefers
                                                               Vice Chairman and
                                                         Chief Financial Officer
                                                     (Duly Authorized Signer and
                                                    Principal Financial Officer)


             National City Logo                     Bulk Rate
            National City Center                   U.S. Postage
           1900 East Ninth Street                      PAID
         Cleveland, Ohio 44114-3484               National City
                                                   Corporation