Form 10-Q
period 1998-06-30
NATIONAL CITY CORP
filed 1998-08-07
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                         Common stock - $4.00 Par Value
                 Outstanding as of July 21, 1998 - 329,711,442

                        [NATIONAL CITY CORPORATION LOGO]

                          QUARTER ENDED JUNE 30, 1998

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Financial Statements (Item 1):
    Consolidated Statements of Income.......................    4
    Consolidated Balance Sheets.............................    5
    Consolidated Statements of Cash Flows...................    6
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................    7
    Notes to Consolidated Financial Statements..............    7
Management's Discussion and Analysis (Item 2)...............   13
Consolidated Average Balance Sheets.........................   17
Daily Average Balances/Net Interest Income/Rates............   18

PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
    Refer to Reports on Form 8-K below and Note 11 on page 11.
Exhibits and Reports on Form 8-K (Item 6)
    Exhibit 27:
    Financial Data Schedule
    Reports on Form 8-K:
      April 14, 1998: National City announced that on March
       31, 1998 the merger of First of America Bank
       Corporation (FOA) into National City had been
       consummated and qualified as a pooling-of-interests
       transaction for accounting purposes. National City
       also announced that, effective at the merger date,
       the size of National City's board of directors was
       expanded by five members.
         Under Item 7(a), the historical consolidated
       financial statements of First of America Bank
       Corporation were incorporated by reference from FOA's
       Annual Report on Form 10-K filed for the fiscal year
       ended December 31, 1997.
         Under Item 7(b), the unaudited pro forma combined
       consolidated financial information of National City
       and FOA was incorporated by reference from National
       City's Registration Statement No. 333-46571 on Form
       S-4 dated February 19, 1998.
Signature...................................................   21

FINANCIAL HIGHLIGHTS

                                      Three Months Ended                      Six Months Ended
                                            June 30                                June 30
-------------------------------------------------------------------------------------------------------------

                                                                Percent                                Percent
                                      1998           1997       Change       1998           1997       Change
EARNINGS (IN THOUSANDS):
---------------------------
Net interest income -- fully
  taxable equivalent............      $739,915       $717,919       3%     $1,448,191     $1,420,099      2%
Provision for loan losses.......        43,033         54,580     (21)         99,300        113,277    (12)
Fees and other income...........       554,129        415,971      33       1,047,900        828,927     26
Securities gains................        19,714         31,177     (37)         20,766         47,128    (56)
Noninterest expense (excluding
  merger and restructuring).....       749,178        669,217      12       1,448,481      1,315,651     13
Merger and restructuring
  expense.......................            --         33,300    (100)        274,698         39,640    593
Net income......................       331,244        271,430      22         434,966        546,997    (20)
Net income before merger and
  restructuring expense.........       331,244        293,075      13         628,851        572,509     10
PERFORMANCE RATIOS:
-------------------------
Net interest margin.............          4.15%          4.41%                   4.16%          4.40%
Return on average assets*.......          1.66           1.64                    1.63           1.62
Return on average common
  equity*.......................         19.47          19.61                   19.07          18.82
Return on average total
  equity*.......................         19.43          19.61                   19.05          18.82
PER SHARE MEASURES:
-------------------------
Net income per common share:....
  Basic.........................         $1.01           $.84      20%         $ 1.34         $ 1.68    (20)%
  Diluted.......................           .99            .83      19            1.32           1.65    (20)
  Diluted-adjusted*.............           .99            .90      10            1.91           1.73     10
Dividends paid per common
  share.........................           .46            .41      12             .92            .82     12
Book value per common share.....                                                21.25          18.89     12
Market value per common share
  (close).......................                                                71.00          52.50     35
Average shares -- diluted.......   336,382,782    326,791,913       3     329,543,875    330,741,135     --
AVERAGE BALANCES
----------------------
  (IN MILLIONS):
  --------------
Assets..........................       $79,927        $71,578      12%        $77,616        $71,321      9%
Loans...........................        56,709         51,343      10          55,112         51,002      8
Securities......................        13,874         13,166       5          13,803         13,095      5
Earning assets..................        71,414         65,093      10          69,609         64,693      8
Deposits........................        54,559         52,040       5          53,275         51,939      3
Common stockholders' equity.....         6,802          5,995      13           6,639          6,136      8
Stockholders' equity............         6,839          5,995      14           6,658          6,136      9
AT PERIOD END:
-----------------
Equity to assets ratio..........                                                 8.64%          8.23%
Tier 1 capital ratio............                                                 8.92           9.49
Total risk-based capital
  ratio.........................                                                12.91          13.79
Leverage ratio..................                                                 7.38           7.74
Common shares outstanding.......                                          328,627,647    320,628,124      2%
Full-time equivalent
  employees.....................                                               42,920         38,449     12
ASSET QUALITY:
-----------------
Net charge-offs to loans
  (annualized)..................           .30%           .38%                    .35%           .40%
Loan loss reserve to loans......                                                 1.70           1.86
Nonperforming assets to loans &
  OREO..........................                                                  .45            .51
-------------------------------------------------------------------------------------------------------------

Note: All previously reported amounts, except for dividends paid per share and market value per share, have been restated to reflect the pooling-of-interests transaction with First of America Bank Corporation, which closed March 31, 1998.

* Excluding merger and restructuring expenses, which totaled $21.6 million for the second quarter of 1997, and $193.9 million and $25.5 million for the first six months of 1998 and 1997, respectively.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended         Six Months Ended
(Dollars In Thousands Except Per Share Amounts)          June 30                   June 30
--------------------------------------------------------------------------------------------------

                                                    1998         1997         1998         1997
INTEREST INCOME
  Loans......................................... $1,210,235   $1,118,794   $2,350,656   $2,199,596
  Securities:
     Taxable....................................    207,228      202,718      413,640      399,109
     Exempt from Federal income taxes...........     14,562       11,071       26,162       21,984
  Federal funds sold and security resale
     agreements.................................      8,293        5,105       14,299       10,213
  Other short-term investments..................      4,973        3,871        9,179        8,344
                                                 ----------   ----------   ----------   ----------
       Total interest income....................  1,445,291    1,341,559    2,813,936    2,639,246
INTEREST EXPENSE
  Deposits......................................    472,064      453,120      918,525      896,107
  Federal funds borrowed and security repurchase
     agreements.................................     81,101       56,461      154,864      126,271
  Borrowed funds................................     48,564       50,922       99,840       84,438
  Long-term debt................................    113,439       73,316      212,609      132,211
                                                 ----------   ----------   ----------   ----------
       Total interest expense...................    715,168      633,819    1,385,838    1,239,027
                                                 ----------   ----------   ----------   ----------
NET INTEREST INCOME.............................    730,123      707,740    1,428,098    1,400,219
PROVISION FOR LOAN LOSSES.......................     43,033       54,580       99,300      113,277
                                                 ----------   ----------   ----------   ----------
       Net interest income after provision
          for loan losses.......................    687,090      653,160    1,328,798    1,286,942
NONINTEREST INCOME
  Item processing revenue.......................    117,686       91,402      230,226      176,893
  Service charges on deposit accounts...........     97,739       89,196      191,199      175,322
  Trust fees....................................     69,996       60,501      137,405      118,454
  Card-related fees.............................     49,383       51,018       96,274       98,278
  Mortgage banking revenue......................     97,223       36,826      158,473       67,503
  Other.........................................    122,102       87,028      234,323      192,477
                                                 ----------   ----------   ----------   ----------
       Total fees and other income..............    554,129      415,971    1,047,900      828,927
  Securities gains..............................     19,714       31,177       20,766       47,128
                                                 ----------   ----------   ----------   ----------
       Total noninterest income.................    573,843      447,148    1,068,666      876,055
NONINTEREST EXPENSE
  Salaries and other personnel..................    396,574      357,759      780,428      707,329
  Equipment.....................................     51,471       51,305      103,199      102,074
  Net occupancy.................................     49,671       48,491       98,408       97,737
  Assessments and taxes.........................     12,097       16,101       23,786       31,396
  Merger and restructuring......................         --       33,300      274,698       39,640
  Other.........................................    239,365      195,561      442,660      377,115
                                                 ----------   ----------   ----------   ----------
       Total noninterest expense................    749,178      702,517    1,723,179    1,355,291
                                                 ----------   ----------   ----------   ----------
Income before income taxes......................    511,755      397,791      674,285      807,706
Income tax expense..............................    180,511      126,361      239,319      260,709
                                                 ----------   ----------   ----------   ----------
NET INCOME...................................... $  331,244   $  271,430   $  434,966   $  546,997
                                                 ==========   ==========   ==========   ==========
NET INCOME APPLICABLE TO COMMON STOCK........... $  330,145   $  271,430   $  433,867   $  546,997
                                                 ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE
  Basic.........................................      $1.01        $.84       $1.34       $1.68
  Diluted.......................................        .99         .83        1.32        1.65
AVERAGE COMMON SHARES OUTSTANDING
  Basic.........................................    328,187     321,749     322,240     325,686
  Diluted.......................................    336,383     326,792     329,544     330,741

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                               June 30     December 31     June 30
                                                                1998          1997          1997
ASSETS

  Loans:
     Commercial............................................  $18,153,768   $16,280,575   $15,291,012
     Real estate construction..............................    1,326,904    1,302,305      1,226,599
     Lease financing.......................................      739,563      635,957        521,568
     Commercial real estate................................    6,518,933    6,410,531      6,581,028
     Residential real estate...............................    9,761,171    9,987,066     10,803,359
     Mortgage loans held for sale..........................    2,560,612    1,249,708        726,909
     Consumer..............................................   13,473,157   12,357,229     12,026,985
     Credit card...........................................    1,830,355    2,047,769      2,044,307
     Home equity...........................................    3,113,685    2,972,987      2,697,567
                                                             -----------   -----------   -----------
          Total loans......................................   57,478,148   53,244,127     51,919,334
          Allowance for loan losses........................      976,469      941,874        965,429
                                                             -----------   -----------   -----------
          Net loans........................................   56,501,679   52,302,253     50,953,905
  Securities available for sale, at market.................   13,898,032   13,797,566     13,483,875
  Federal funds sold and security resale agreements........    1,333,374      542,156      1,054,883
  Other short-term investments.............................       80,220       84,204        206,064
  Cash and demand balances due from banks..................    4,111,415    4,319,309      3,847,218
  Properties and equipment.................................    1,081,876    1,031,912      1,039,238
  Customers' acceptance liability..........................       31,785       45,823         62,081
  Accrued income and other assets..........................    4,219,487    3,655,858      2,979,971
                                                             -----------   -----------   -----------
          TOTAL ASSETS.....................................  $81,257,868   $75,779,081   $73,627,235
                                                             ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)....................  $10,750,524   $10,287,007   $10,234,597
  NOW and money market accounts............................   17,150,088   15,547,560     15,230,486
  Savings accounts.........................................    4,855,384    4,781,806      5,189,582
  Time deposits of individuals.............................   18,417,699   18,631,280     19,595,012
  Other time deposits......................................    2,484,797    1,633,282      1,563,312
  Deposits in overseas offices.............................    1,173,497    1,736,419        577,486
                                                             -----------   -----------   -----------
          Total deposits...................................   54,831,989   52,617,354     52,390,475
  Federal funds borrowed and security repurchase
     agreements............................................    6,069,853    4,810,953      3,739,576
  Borrowed funds...........................................    4,330,313    4,264,556      4,542,427
  Long-term debt...........................................    6,916,808    5,647,302      4,764,698
  Corporation-obligated mandatorily redeemable capital
     securities of subsidiary trusts holding solely
     debentures of the Corporation.........................      679,894      649,892        649,890
  Acceptances outstanding..................................       31,785       45,823         62,081
  Accrued expenses and other liabilities...................    1,378,230    1,584,941      1,420,972
                                                             -----------   -----------   -----------
          TOTAL LIABILITIES................................   74,238,872   69,620,821     67,570,119
Stockholders' Equity:
  Preferred stock..........................................       36,592           --             --
  Common stock.............................................    6,982,404    6,158,260      6,057,116
                                                             -----------   -----------   -----------
          TOTAL STOCKHOLDERS' EQUITY.......................    7,018,996    6,158,260      6,057,116
                                                             -----------   -----------   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......  $81,257,868   $75,779,081   $73,627,235
                                                             ===========   ===========   ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (Dollars in Thousands)                     Six Months Ended June 30
---------------------------------------------------------------------------------------
                                                                 1998          1997

OPERATING ACTIVITIES
  Net income................................................  $   434,966   $   546,997
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for loan losses............................       99,300       113,277
       Depreciation and amortization........................       77,454        70,529
       Amortization of intangibles and servicing rights.....       59,326        39,016
       Amortization of securities discount and premium......        5,650          (183)
       Securities gains.....................................      (20,766)      (47,128)
       Other gains, net.....................................     (117,102)      (40,242)
       Net (increase) decrease in trading account assets....       (9,815)      142,877
       Originations and purchases of mortgage loans held for
          sale..............................................   (8,714,309)   (1,670,144)
       Proceeds from sales of mortgage loans held for
          sale..............................................    7,400,440     1,582,222
       (Increase) decrease in interest receivable...........       21,840        (1,982)
       (Decrease) in interest payable.......................      (50,729)      (31,202)
       Net change in other assets/liabilities...............     (162,496)       66,391
                                                              -----------   -----------
          Net Cash (Used) Provided by Operating
            Activities......................................     (976,241)      770,428
LENDING AND INVESTING ACTIVITIES
  Net (increase) in short-term investments..................     (757,601)     (253,988)
  Purchases of securities...................................   (6,235,915)   (2,903,457)
  Proceeds from sales of securities.........................    5,380,095     2,099,263
  Proceeds from maturities and prepayments of securities....    1,716,040       994,525
  Net (increase) in loans...................................     (936,742)   (1,124,863)
  Proceeds from sales of loans..............................           --        79,625
  Net (increase) in properties and equipment................      (73,924)      (44,811)
  Acquisitions..............................................      157,632            --
                                                              -----------   -----------
          Net Cash (Used) by Lending and Investing
            Activities......................................     (750,415)   (1,153,706)
DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in Federal funds borrowed and
     security repurchase agreements.........................      974,283    (1,416,994)
  Net increase in borrowed funds............................       35,223     1,590,277
  Net increase (decrease) in demand, savings, NOW, money
     market accounts, and deposits in overseas offices......      130,017      (930,317)
  Net (decrease) in time deposits...........................     (465,397)     (294,948)
  Repayment of long-term debt...............................     (615,253)     (132,278)
  Proceeds from issuance of long-term debt, net.............    1,796,915     2,031,530
  Dividends paid............................................     (278,573)     (237,617)
  Issuances of common stock.................................       87,547        39,537
  Repurchase of common stock................................     (146,000)     (559,938)
                                                              -----------   -----------
          Net Cash Provided by Deposit and Financing
            Activities......................................    1,518,762        89,252
                                                              -----------   -----------
  Net (Decrease) in Cash and Demand Balances Due From
     Banks..................................................     (207,894)     (294,026)
  Cash and Demand Balances Due From Banks, January 1........    4,319,309     4,141,244
                                                              -----------   -----------
  Cash and Demand Balances Due From Banks, June 30..........  $ 4,111,415   $ 3,847,218
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................   $1,438,574    $1,270,224
  Income taxes paid.........................................       76,868       106,361
  Common stock issued in purchase acquisitions..............      787,184            --

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                                                           Other
    (Dollars in Thousands Except Per       Preferred        Common        Capital        Retained      Comprehensive
             Share Amounts)                  Stock          Stock         Surplus        Earnings          Income
----------------------------------------------------------------------------------------------------------------------
Balance January 1, 1997.................    $    --       $1,323,449     $  935,970     $3,800,658        $156,184
  Comprehensive Income:
    Net income..........................                                                   546,996
    Other comprehensive income, net of
      tax...............................                                                                    41,384
  Total comprehensive income............
  Common dividends declared, $.835 per
    share...............................                                                  (181,448)
  Common dividends declared of pooled
    company, prior to merger............                                                   (55,156)
  Stock dividend declared of pooled
    company, prior to merger............                                    293,963       (293,963)
  Issuance of 1,786,953 common shares
    under corporate stock and dividend
    reinvestment plans..................                       7,148         32,167
  Issuance of 301,662 shares pursuant to
    acquisitions........................                       1,207          8,507
  Purchase of 12,340,000 common
    shares..............................                     (49,360)       (96,092)      (414,498)
                                            -------       ----------     ----------     ----------        --------
Balance June 30, 1997...................    $    --       $1,282,444     $1,174,515     $3,402,589        $197,568
                                            =======       ==========     ==========     ==========        ========
Balance January 1, 1998.................    $    --       $1,262,790     $1,108,920     $3,440,763        $345,787
  Comprehensive Income:
    Net income..........................                                                   434,966
    Other comprehensive income, net of
      tax
      Unrealized gains on securities of
      $21,724 net of reclassification
      adjustment for gains included in
      net income of $13,498.............                                                                     8,226
  Total comprehensive income............
  Common dividends declared, $.94 per
    share...............................                                                  (308,672)
  Preferred dividends declared..........                                                    (1,099)
  Issuance of 2,107,762 common shares
    under corporate stock and dividend
    reinvestment plans..................                       8,432         79,223
  Net issuance of 10,810,084 common
    shares and 739,976 preferred shares
    pursuant to acquisitions............     36,999           43,240        690,245       (130,824)
  Conversion of 8,130 shares of
    preferred stock to 12,312 common
    shares..............................       (407)              49            358
                                            -------       ----------     ----------     ----------        --------
Balance June 30, 1998...................    $36,592       $1,314,511     $1,878,746     $3,435,134        $354,013
                                            =======       ==========     ==========     ==========        ========


    (Dollars in Thousands Except Per
             Share Amounts)                  Total
-------------------------------------------------------------------
Balance January 1, 1997.................   $6,216,261
  Comprehensive Income:
    Net income..........................      546,996
    Other comprehensive income, net of
      tax...............................       41,384
                                           ----------
  Total comprehensive income............      588,380
  Common dividends declared, $.835 per
    share...............................     (181,448)
  Common dividends declared of pooled
    company, prior to merger............      (55,156)
  Stock dividend declared of pooled
    company, prior to merger............           --
  Issuance of 1,786,953 common shares
    under corporate stock and dividend
    reinvestment plans..................       39,315
  Issuance of 301,662 shares pursuant to
    acquisitions........................        9,714
  Purchase of 12,340,000 common
    shares..............................     (559,950)
                                           ----------
Balance June 30, 1997...................   $6,057,116
                                           ==========
Balance January 1, 1998.................   $6,158,260
  Comprehensive Income:
    Net income..........................      434,966
    Other comprehensive income, net of
      tax
      Unrealized gains on securities of
      $21,724 net of reclassification
      adjustment for gains included in
      net income of $13,498.............        8,226
                                           ----------
  Total comprehensive income............      443,192
  Common dividends declared, $.94 per
    share...............................     (308,672)
  Preferred dividends declared..........       (1,099)
  Issuance of 2,107,762 common shares
    under corporate stock and dividend
    reinvestment plans..................       87,655
  Net issuance of 10,810,084 common
    shares and 739,976 preferred shares
    pursuant to acquisitions............      639,660
  Conversion of 8,130 shares of
    preferred stock to 12,312 common
    shares..............................           --
                                           ----------
Balance June 30, 1998...................   $7,018,996
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

    REPORTING COMPREHENSIVE INCOME: In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This state-ment establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this statement became effective beginning with 1998 interim reporting and have no impact on financial position or results of operations.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in an effort to standardize the accounting for derivative instruments and hedging activities. The provisions of this statement contrast the current accounting for derivative instruments by requiring that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.
    The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000 and cannot be applied retroactively to prior periods at the time of adoption. The statement allows for early adoption in any quarterly period after June 1998. At this time, National City has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on National City's financial position, results of operations and cash flow subsequent to the effective date is not currently estimatable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use by management at that time.

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

                                            Three       Six
                                            Months     Months
                                            Ended      Ended
                                           June 30,   June 30,
                                             1997       1997
--------------------------------------------------------------
Net income
  National City..........................  $198,276   $394,418
  First of America.......................    73,154    152,579
                                           --------   --------
  Combined...............................  $271,430   $546,997
                                           ========   ========
Diluted net income per common share
  National City..........................      $.90      $1.77
  First of America.......................       .82       1.70
  Combined...............................       .83       1.65

    Merger and restructuring expenses for the first half of 1998 totaled $274.7 million as a result of this transaction. The major components of merger and restructuring expenses included: personnel-related accruals in the amount of $105.9 million, facilities and equipment adjustments of $73.4 million, professional fees of $48.6 million, and miscellaneous expenses and accruals totaling $46.7 million. An additional $100 million of merger and restructuring costs are expected to be incurred in the remainder of 1998.

4. CONTINGENT LIABILITIES

    In the normal course of business, there are outstanding commitments to extend credit, guarantees, etc., which are not reflected in the financial statements. In addition, the Corporation or its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. While in management's opinion the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims, management is aware of a potential claim, currently unasserted, by the Internal Revenue Service concerning the Corporation's corporate-owned life insurance programs. While the exact nature of the potential claim is unknown, management believes that it has complied with all applicable tax laws and regulations with respect to such programs and will vigorously contest any claim.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

                                               Six Months
                                                  Ended
                                                 June 30
                                           -------------------
             (IN THOUSANDS)                  1998       1997
--------------------------------------------------------------
Balance at beginning of year.............  $941,874   $958,739
Provision................................    99,300    113,277
Reserves acquired (sold).................    30,679     (4,906)
Charge-offs:
  Commercial.............................    17,815     27,443
  Real estate -- construction............        33        211
  Real estate -- commercial..............     4,733      3,420
  Real estate -- residential.............     3,427      3,448
  Consumer...............................    76,759     86,772
  Credit card............................    50,404     56,023
  Home equity............................     4,516      1,629
                                           --------   --------
  Total charge-offs......................   157,687    178,946
Recoveries:
  Commercial.............................    11,308     13,838
  Real estate -- construction............       135      1,301
  Real estate -- commercial..............     4,009      4,926
  Real estate -- residential.............       249        756
  Consumer...............................    34,579     44,958
  Credit card............................    10,654     10,808
  Home equity............................     1,369        678
                                           --------   --------
  Total recoveries.......................    62,303     77,265
                                           --------   --------
Net charge-offs..........................    95,384    101,681
                                           --------   --------
Balance at end of period.................  $976,469   $965,429
                                           ========   ========

    The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective and it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.
    Table 5 on page 15 provides detail regarding nonperforming loans. At June 30, 1998 and December 31, 1997, loans that were considered to be impaired under SFAS No. 114 totaled $20.3 million and $28.8 million, respectively. All impaired loans are included in nonperforming assets. The related allowance allocated to these loans was $8.4 million and $10.1 million, respectively. The contractual interest due and actual interest recorded on nonperforming assets, for the six months ended June 30, 1998, was $24.3 million and $4.9 million, respectively.

6. SECURITIES

    The following is a summary of securities available for sale:

                                          JUNE 30, 1998
                       ---------------------------------------------------
                        AMORTIZED    UNREALIZED   UNREALIZED     MARKET
   (IN THOUSANDS)         COST         GAINS        LOSSES        VALUE
--------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures..........  $ 2,039,417    $ 12,115     $ 3,450     $ 2,048,082
Mortgage-backed
 securities..........    7,354,617      88,405      17,584       7,425,438
Asset-backed and
 corporate debt
 securities..........    2,282,725      20,366         795       2,302,296
States and political
 subdivisions........      992,663      42,877         938       1,034,602
Other................      682,149     405,490          25       1,087,614
                       -----------    --------     -------     -----------
 Total securities....  $13,351,571    $569,253     $22,792     $13,898,032
                       ===========    ========     =======     ===========

                                          June 30, 1997
                       ---------------------------------------------------
                        Amortized    Unrealized   Unrealized     Market
   (In Thousands)         Cost         Gains        Losses        Value
--------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures..........  $ 2,590,626    $  4,675    $  30,012    $ 2,565,289
Mortgage-backed
 securities..........    7,769,330      42,155       31,268      7,780,217
Asset-backed and
 corporate debt
 securities..........    1,319,008       5,738        2,213      1,322,533
States and political
 subdivisions........      783,140      21,244          862        803,522
Other................      716,397     299,071        3,154      1,012,314
                       -----------    --------    ---------    -----------
 Total securities....  $13,178,501    $372,883    $  67,509    $13,483,875
                       ===========    ========    =========    ===========

    Other securities includes the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and market value of $288.4 million and $672.3 million, respectively, as of June 30, 1998.
    For the six months ended June 30, 1998 and 1997, gross gains of $47.7 million and $53.9 million, and gross losses of $26.9 million and $6.8 million were realized, respectively, for the entire securities portfolio.
    At June 30, 1998, the unrealized appreciation in securities available for sale included in stockholders' equity totaled $354.0 million, net of tax, compared to unrealized appreciation of $197.6 million, net of tax, at June 30, 1997. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to earnings.
    As of June 30, 1998, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

7. BORROWED FUNDS

                         June 30     December 31    June 30
    (IN THOUSANDS)         1998         1997          1997
-------------------------------------------------------------
U.S. Treasury demand
  notes and Federal
  funds borrowed-term.. $3,577,371   $2,001,665    $2,584,602
Notes payable to
  Student Loan
  Marketing
  Association..........         --      300,000       300,000
Bank notes.............    199,998      574,973       603,957
FHLB advances..........    200,000      450,000       350,000
Other..................     36,468      141,729        60,459
                        ----------   ----------    ----------
  Total bank
    subsidiaries.......  4,013,837    3,468,367     3,899,018
Commercial paper.......    299,655      795,895       643,026
Other..................     16,821          294           383
                        ----------   ----------    ----------
  Total parent company
    and other
    subsidiaries.......    316,476      796,189       643,409
                        ----------   ----------    ----------
        Total.......... $4,330,313   $4,264,556    $4,542,427
                        ==========   ==========    ==========

8. LONG-TERM DEBT

                            June 30     December 31    June 30
      (IN THOUSANDS)          1998         1997          1997
----------------------------------------------------------------
Floating rate notes due
 1997..................... $       --   $       --    $   49,992
9 7/8% subordinated notes
 due 1999.................     64,936       64,918        64,895
6.50% subordinated notes
 due 2000.................     99,906       99,881        99,854
8.50% subordinated notes
 due 2002.................     99,908       99,896        99,884
6 5/8% subordinated notes
 due 2004.................    249,266      249,201       249,136
7.75% subordinated notes
 due 2004.................    200,000      200,000       200,000
8.50% subordinated notes
 due 2004.................    150,000      150,000       150,000
7.20% subordinated notes
 due 2005.................    249,799      249,785       249,770
Other.....................     11,368       10,939        11,680
                           ----------   ----------    ----------
  Total parent company....  1,125,183    1,124,620     1,175,211
                           ----------   ----------    ----------
6.50% subordinated notes
 due 2003.................    199,638      199,600       199,563
7.25% subordinated notes
 due 2010.................    223,025      222,944       222,862
6.30% subordinated notes
 due 2011.................    200,000      200,000       200,000
7.25% subordinated notes
 due 2011.................    197,376      197,278       197,179
Other.....................      1,597        3,133         1,864
                           ----------   ----------    ----------
  Total subsidiary........    821,636      822,955       821,468
                           ----------   ----------    ----------
  Total long-term debt
    qualifying for Tier II
    Capital...............  1,946,819    1,947,575     1,996,679
                           ----------   ----------    ----------
Senior bank notes.........  3,490,423    2,394,055     1,937,969
Federal Home Loan Bank
 advances.................  1,470,875    1,303,721       827,991
Other.....................      8,691        1,951         2,059
                           ----------   ----------    ----------
  Total other long-term
    debt..................  4,969,989    3,699,727     2,768,019
                           ----------   ----------    ----------
    Total................. $6,916,808   $5,647,302    $4,764,698
                           ==========   ==========    ==========

    A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at June 30, 1998.

9. CORPORATION OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

                              June 30    December 31   June 30
       (IN THOUSANDS)           1998        1997         1997
---------------------------------------------------------------
Capital Securities of First
 of America Capital Trust
 I........................... $150,000    $150,000     $150,000
Capital Securities of Fort
 Wayne Capital Trust I.......   30,000          --           --
                              --------    --------     --------
 Total Capital Securities
  qualifying as Tier 1
  capital....................  180,000     150,000      150,000
Capital Securities of
 National City Capital Trust
 I...........................  499,894     499,892      499,890
                              --------    --------     --------
  Total...................... $679,894    $649,892     $649,890
                              ========    ========     ========

    The corporation-obligated mandatorily redeemable capital securities (the capital securities) of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the debentures) were issued by three statutory business trusts, First of America Capital Trust I, Fort Wayne Capital Trust I and National City Capital Trust I, of which 100% of the common equity in each of the trusts is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.
    The debentures held by First of America Capital Trust I have a stated maturity of January 31, 2027 and an interest rate of 8.12%. These debentures are first redeemable, in whole or in part, by the Corporation on January 31, 2007. The capital securities issued by First of America Capital Trust I qualify as Tier 1 capital under Federal Reserve Board Guidelines.
    The debentures held by Fort Wayne Capital Trust I have a stated maturity of April 15, 2027 and an interest rate of 9.85%. These debentures are first redeemable, in whole or in part, by the Corporation on April 15, 2007. The capital securities issued by Fort Wayne Capital Trust I qualify as Tier 1 capital.
    The debentures held National City Capital Trust I have a stated maturity of June 1, 2029 and an interest rate of 6.75%. These debentures are first redeemable by the Corporation on June 1, 1999. If the debentures are not redeemed on June 1, 1999, the interest rate per annum will be reset based on an interest rate auction at that time.

The capital securities issued by National City Capital Trust I currently do not qualify as Tier 1 capital.

10. CAPITAL RATIOS

    The following table reflects various measures of capital:

                      June 30          December 31          June 30
                        1998               1997               1997
  (Dollars in     ----------------   ----------------   ----------------
   MILLIONS)       AMOUNT    Ratio    Amount    Ratio    Amount    Ratio
------------------------------------------------------------------------
Total
  equity(1).....  $7,019.0    8.64%  $6,158.3    8.13%  $6,057.1    8.23%
Total common
  equity(1).....   6,982.4    8.59    6,158.3    8.13    6,057.1    8.23
Tangible common
  equity(2).....   5,433.4    6.82    5,327.3    7.11    5,313.5    7.30
Tier 1
  capital(3)....   5,782.5    8.92    5,435.1    8.93    5,509.7    9.49
Total risk-based
  capital(4)....   8,368.9   12.91    8,013.4   13.16    8,006.1   13.79
Leverage(5).....   5,782.5    7.38    5,435.1    7.58    5,509.7    7.74
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

                                June 30    December 31   June 30
     (DOLLARS IN MILLIONS)        1998        1997        1997
----------------------------------------------------------------
Goodwill....................... $1,045.4     $544.9      $522.6
Other intangibles..............     90.5       18.1        25.6
                                --------     ------      ------
Total intangibles.............. $1,135.9     $563.0      $548.2
Mortgage servicing rights......   $413.1     $268.0      $195.4
----------------------------------------------------------------

11. STOCKHOLDERS' EQUITY

                          June 30     December 31     June 30
 (OUTSTANDING SHARES)      1998          1997          1997
-------------------------------------------------
Preferred Stock, no
  par value,
  authorized 5,000,000
  shares..............      731,846           --             --
Common Stock, $4.00
  par value,
  authorized
  700,000,000 shares..  328,627,647   315,697,488   320,628,124

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

12. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                      Six Months Ended
                                          June 30
                                 --------------------------
        (IN THOUSANDS)              1998           1997
-----------------------------------------------------------
Applicable to income exclusive
  of securities transactions...   $232,071       $244,214
Applicable to securities
  transactions.................      7,248         16,495
                                  --------       --------
        Total..................   $239,319       $260,709
                                  ========       ========

    The effective tax rate was approximately 35.5% and 32.3% for the six months ended June 30, 1998 and 1997, respectively.

13. REGULATORY DIVIDENDS

    A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At June 30, 1998, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $991.5 million of dividends. During the first six months of 1998, dividends totaling $138.4 million were declared and $138.4 million of previously declared dividends were paid to the Parent company.

14. EARNINGS PER SHARE

    The calculation of net income per common share follows:

                          Three Months           Six Months
                              Ended                 Ended
    In Thousands             June 30               June 30
  Except Per Share     -------------------   -------------------
      Amounts)           1998       1997       1998       1997
----------------------------------------------------------------
BASIC:
  Net income.........  $331,244   $271,430   $434,966   $546,997
  Less preferred
    dividends........     1,099         --      1,099         --
                       --------   --------   --------   --------
  Net income
    applicable to
    common stock.....  $330,145   $271,430   $433,867   $546,997
                       ========   ========   ========   ========
  Average common
    shares
    outstanding......   328,187    321,749    322,240    325,686
                       ========   ========   ========   ========
  Net income per
    common
    share -- basic...     $1.01       $.84      $1.34      $1.68
                       ========   ========   ========   ========
DILUTED:
  Net income.........  $331,244   $271,430   $434,966   $546,997
                       ========   ========   ========   ========
  Average common
    shares
    outstanding......   328,187    321,749    322,240    325,686
  Stock option
    adjustment.......     7,079      5,043      6,742      5,055
  Preferred stock
    adjustment.......     1,117         --        562         --
                       --------   --------   --------   --------
  Average common
    shares
    outstanding --
    diluted..........   336,383    326,792    329,544    330,741
                       ========   ========   ========   ========
  Net income per
    common
   share -- diluted..      $.99       $.83      $1.32      $1.65
                       ========   ========   ========   ========

    Net income per common share for 1997 has been restated in accordance with the provisions of SFAS No. 128, Earnings Per Share. This statement became effective for the Corporation for reporting periods ending after December 15, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS

     Net income for the second quarter of 1998 was $331.2 million, or $.99 per diluted share, compared to $271.4 million, or $.83 per diluted share, in 1997. Return on average common equity and return on average assets for the second quarter of 1998 were 19.47% and 1.66%, respectively.
     Excluding merger and restructuring expenses, net income for the first six months of 1998 was $628.9 million, or $1.91 per diluted share, compared to $572.5 million, or $1.73 per diluted share, for the same period in 1997. On this basis, returns on average common equity and average assets were 19.07% and 1.63%, respectively, compared to 18.82% and 1.62%, respectively, for the same period last year. After-tax merger and restructuring expenses were $193.9 million or $.59 per diluted share for the first six months of 1998, and $25.5 million or $.08 per diluted share for the same period in 1997.
     Financial data for all prior periods have been restated to reflect the merger with First of America Bank Corporation ("First of America"), which was completed March 31, 1998 and accounted for as a pooling of interests. The financial results of Fort Wayne National Corporation ("Fort Wayne"), accounted for as a purchase acquisition, are included in the results of operations subsequent to the date of acquisition, March 30, 1998.
     Results for the second quarter and first half of 1998 reflect solid loan growth, increased revenue, maintenance of expenses relative to increased business activity, and excellent credit quality.

UNIT PROFITABILITY

     The financial performance of National City is monitored by an internal profitability measurement system, which produces line-of-business results and key performance measures. National City's major business units include corporate banking, retail banking and fee-based businesses. The corporate banking business includes commercial and corporate lending, commercial real estate finance, asset-based lending and commercial leasing. The retail banking business includes the deposit gathering branch franchise, small business lending, and consumer lending. The fee-based businesses include institutional trust, mortgage banking, item processing, brokerage and the Private Client Group.
     Table 1 reflects the results underlying the fundamentals of each of these businesses. Expenses for centrally provided services are allocated based on estimated usage of those services. Capital has been allocated amongst businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed by the investment/ funding unit which is reported within the "Parent and other" line item in Table
1. Methodologies may change from time to time as accounting systems are enhanced or organizational changes occur.
     The 22.0% increase in corporate banking net income was driven by higher net interest income and noninterest income, with no increase in credit costs. The quarter reflected strong loan growth primarily in the core middle market lending business, and was supplemented by growth in commercial leasing, asset-based lending, loan syndications and cash management.
     The 12.8% increase in retail banking net income was due to higher service fee income, lower operating expenses and a lower loan loss provision.
     The 35.6% increase in fee-based net income reflected broad based revenue growth with notably strong growth in mortgage banking.
     The decline in the parent and other category reflects the after-tax merger and restructuring expense of $193.9 million, partially offset by securities gains.

NET INTEREST INCOME

     On a tax-equivalent basis, net interest income was $739.9 million in the second quarter of 1998, up 3.1% from last year. The increase was the net result of a 9.7% increase in average earning assets, primarily loans, offset by lower loan spreads and higher funding costs.
     National City's net interest income is affected by the use of off-balance sheet derivative financial instruments. For the first six months of 1998, the derivatives portfolio contributed $20.4 million to net interest income and added 6 basis points to the net interest margin.
     During the second quarter of 1998 the notional outstandings of interest rate swap agreements increased $1.0 billion to $14.3 billion. During the quarter, $320 million of swaps were added to manage the Corporation's interest rate risk position by syntheti-cally converting fixed rate debt to variable rate; $500 million of swaps were added to hedge loans; $128 million of swaps were added to reduce the mortgage loan prepayment risk; and $456 million of swap agreements were added to facilitate interest rate risk management at third parties. A total of $404 million of swaps matured or were terminated during the quarter. The net unrealized gains in the derivative portfolio were $119.6 million at June 30, 1998, compared to unrealized gains of $75.4 million at March 31, 1998.
     Management attempts to prevent adverse swings in current and future net interest income and capital resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, income simulation and net present value analyses.
     At June 30, 1998, the Corporation's interest-rate risk position remained modestly liability sensitive. The earnings simulation model projects that net income would decrease by 3.6% if market rates rise gradually by two percentage points over the next year, relative to a stable-rate scenario. In an environment where market rates fall gradually by two percentage points over the next year, the model estimates an increase in net income of 2.1%, relative to a stable-rate scenario. At the end of March 1998, the corresponding changes were (2.9)% of net income in the rising-rate environment and 2.7% in the falling-rate environment. The cumulative one-year gap was (6.0%) of adjusted earning assets at June 30, 1998. The Corporation's net present value model indicates that a one and a half percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cash flows by an amount equal to 2.3% of total net present value at the end of the quarter. In addition, a one and a half percentage point immediate downward rate shock is estimated to cause total net present value to fall by 3.1%.

NONINTEREST INCOME

     For the second quarter of 1998, noninterest income, excluding securities gains, increased 33.2% to $554.1 million compared to $416.0 million in 1997. For the first half of 1998, noninterest income increased 26.4% to $1,047.9 million compared to $828.9 million for the same period in 1997. The increase reflects broad-based growth among virtually all the fee businesses, particularly mortgage banking, and the full quarter inclusion of Fort Wayne, which added $8.6 million of noninterest income. In the second quarter and first six months of 1998, mortgage banking revenue more than doubled to $97.2 million and $158.5 million, respectively, when compared against the same periods in 1997. This growth was due to increased mortgage origination activity, which was spurred by lower mortgage rates. For the first half of 1998, residential loans originated increased to $9.3 billion compared to $3.0 billion in 1997.
     The second quarters of 1998 and 1997 included branch sale gains of $7.5 million and $2.6 million, respectively, and the first six months of 1998 and 1997 included branch sale gains of $8.7 million and $25.7 million, respectively.
     In the second quarter of 1998, pre-tax securities gains totaled $19.7 million or $.04 per share after-tax, compared to $31.2 million, or $.06 per share after-tax, in the second quarter of 1997. For the first six months of 1998, pre-tax securities gains totaled $20.8 million, or $.04 per share after-tax, compared to $47.1 million, or $.09 per share

      TABLE 1: UNIT PROFITABILITY

                                        Six months ended       Six months ended
                                         June 30, 1998           June 30, 1997
                                      --------------------    -------------------
                                        NET      Return on     Net      Return on
      (DOLLARS IN MILLIONS)           INCOME      Equity      Income     Equity
---------------------------------------------------------------------------------
Corporate banking.................    $ 151.8      21.01%     $124.1      21.39%
Retail banking....................      349.2      25.31      309.6       22.64
Fee-based businesses..............      101.7      25.69       75.0       16.65
Parent and other..................     (167.7)        --       38.3          --
                                      -------                 ------
    Consolidated total............    $ 435.0      13.17%     $547.0      17.98%
                                      =======                 ======
    Excluding merger and
      restructuring expenses......    $ 628.9      19.05%     $572.5      18.82%
                                      =======                 ======

      TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                             Six months ended
                                                                  June 30
                                                        ---------------------------
                    (IN MILLIONS)                          1998            1997
-----------------------------------------------------------------------------------
Interest adjustment to loans.........................     $  1.2          $  7.2
Interest adjustment to securities....................        (.6)           (1.3)
                                                          ------          ------
  Interest adjustment to earning assets..............         .6             5.9
Interest adjustment to interest bearing
  liabilities........................................      (19.8)          (16.6)
                                                          ------          ------
  Effect on net interest income......................     $ 20.4          $ 22.5
                                                          ======          ======

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

after-tax, for the same period in 1997.

NONINTEREST EXPENSE

     For the second quarter and first half of 1998, noninterest expense totaled $749.2 million and $1,723.2 million, respectively, compared to $702.5 million and $1,355.3 million, respectively, for the same periods last year. Excluding merger and restructuring expenses, noninterest expenses for the second quarter and first six months of 1998 were $749.2 million and $1,448.5 million, respectively, compared to $669.2 million and $1,315.7 million, respectively, for the second quarter and first six months of 1997. Higher operating expenses in 1998 were primarily attributable to growth in the fee-based businesses, as well as the acquisition of Fort Wayne, which added approximately $28.7 million to operating expenses in the second quarter of 1998.
     For the first six months of 1998, merger and restructuring expenses totaled $274.7 million in connection with the First of America merger which closed March 31, 1998. For the first six months of 1997, merger and restructuring expenses totaled $39.6 million and included a $33.3 million one-time charge to cover the costs of reorganizing National City's six Ohio banking subsidiaries under a single statewide charter, and a one-time charge of $6.3 million related to organizational restructuring at National City's 88%-owned item processing subsidiary, National Processing, Inc.
     As Table 3 indicates, National City's staffing level on a full-time equivalent basis was 42,920 at June 30, 1998, up from 38,449 at June 30, 1997. Corporate and retail banking staff levels were up due to the Fort

     TABLE 3: FULL-TIME EQUIVALENT STAFFING AND
     OVERHEAD PERFORMANCE MEASURES

                                    June 30, 1998                        June 30, 1997
                          ----------------------------------   ----------------------------------
                          Full-Time                            Full-Time
                          EQUIVALENT   OVERHEAD   Efficiency   Equivalent   Overhead   Efficiency
                            STAFF       RATIO       Ratio        Staff       Ratio       Ratio
-------------------------------------------------------------------------------------------------
Corporate and retail
 banking................    22,091      37.38%      51.71%       21,590      41.70%      54.30%
Fee-based businesses....    16,356         --       74.59        11,812         --       76.67%
Corporate...............     4,473         --          --         5,046         --          --
                          ----------                           ----------
   Total................    42,920      46.63%      69.04%       38,449      37.07%      60.26%
                          ==========                           ==========
Excluding merger and
 restructuring
 charges................                27.66%      58.03%                   34.27%      58.50%

     TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
                 AVERAGE LOANS

                                            Second Quarter         First Six Months
                                           1998        1997        1998        1997
       ----------------------------------------------------------------------------
       Commercial........................   .04%        .31%        .07%        .18%
       Real estate -- construction.......    --        (.38)         --        (.17)
       Real estate -- commercial.........   .09        (.08)        .02         .05
       Real estate -- residential........   .04         .02         .05         .70
       Consumer..........................   .52         .56         .65
       Credit card.......................  4.24        4.11        4.18        4.25
       Home equity.......................   .20         .08         .21         .07
       Total net charge-offs to average
         loans...........................   .30%        .38%        .35%        .40%

     TABLE 5: NONPERFORMING ASSETS

                                                  June 30    December 31    June 30
                     (IN MILLIONS)                  1998         1997         1997
       -----------------------------------------------------------------------------
       Commercial:
         Nonaccrual.............................   $ 97.9       $103.7       $ 93.5
         Restructured...........................       .4          1.1          2.1
                                                   ------       ------       ------
           Total commercial.....................     98.3        104.8         95.6
       Real estate related:
         Nonaccrual.............................    124.2        128.5        129.1
         Restructured...........................      2.5          4.5          4.9
                                                   ------       ------       ------
           Total real estate related............    126.7        133.0        134.0
                                                   ------       ------       ------
           Total nonperforming loans............    225.0        237.8        229.6
       Other real estate owned (OREO)...........     32.0         35.5         37.7
                                                   ------       ------       ------
       Nonperforming assets.....................   $257.0       $273.3       $267.3
                                                   ======       ======       ======
       Loans 90 days past-due accruing
         interest...............................   $142.5       $136.1       $116.0
                                                   ======       ======       ======

Wayne acquisition, partially offset by reductions resulting from ongoing branch reconfigurations. The increased staff level in the fee-based businesses was due to acquisitions made by the Corporation's item-processing subsidiary and increased business activity in mortgage banking.
     The efficiency ratio is defined as noninterest expenses as a percentage of fee income plus tax-equivalent net interest income. Excluding merger and restructuring expenses, the efficiency ratio for the first six months of 1998 and 1997 was 58.03% and 58.50%, respectively.
     The overhead ratio is defined as noninterest expenses less fee income as a percentage of tax-equivalent net interest income. Excluding merger and restructuring expenses, the overhead ratio for the first six months of 1998 and 1997 was 27.66% and 34.27%, respectively.

EARNING ASSETS AND INTEREST BEARING LIABILITIES

     Average earning assets were $71,414 million for the second quarter of 1998, compared to $67,789 for the first quarter of 1998 and $65,093 million for the second quarter of 1997. The increase in average earning assets over both periods was primarily due to growth in average loans and investment securities and includes $3.1 billion acquired in the Fort Wayne acquisition.
     For the second quarter of 1998, average interest-bearing liabilities were $61,569 million, up from $58,195 million for the first quarter of 1998 and $55,244 million for the second quarter of 1997. The increase over both periods was primarily due to increased use of longer-term funding, and the acquisition of Fort Wayne.
     For the second quarter of 1998, average core deposits increased slightly to $40,550 million compared to $39,013 million for the first quarter of 1998 and $40,171 million for the second quarter of 1997.

ASSET QUALITY

     The allowance for loan losses was $976.5 million at June 30, 1998 or 1.70% of loans, compared to $965.4 million or 1.86% of loans at June 30, 1997. For the second quarter and first six months of 1998, the provision for loan losses was $43.0 million and $99.3 million, respectively, compared to $54.6 million and $113.3 million, respectively, for the same periods last year. During these periods, the provision for loan losses equaled or exceeded net charge-offs.
     Table 4 presents net charge-offs as a percentage of average loans by portfolio type. For the second quarter and first six months of 1998, net charge-offs totaled $43.0 million and $95.4 million, respectively, compared to $49.2 million and $101.7 million, respectively, for the same periods last year. Net charge-offs as a percentage of loans were .30% and .35%, respectively, for the second quarter and first six months of 1998, down from .38% and .40%, respectively, for the same periods last year.
     As Table 5 indicates, nonperforming assets were $257.0 million at June 30, 1998, down $16.3 million from $273.3 million at December 31, 1997, and $10.3 million from $267.3 million at June 30, 1997. Nonperforming assets as a percentage of loans and OREO at June 30, 1998, December 31, 1997 and June 30, 1997, were .45%, .51% and .51%, respectively.

CAPITAL

     At June 30, 1998, total stockholders' equity was $7.0 billion compared to $6.1 billion at June 30, 1997. Book value per common share at June 30, 1998, December 31, 1997 and June 30, 1997 was $21.25, $19.51 and $18.89, respectively.
Book value per common share at June 30, 1998, December 31, 1997 and June 30, 1997 included unrealized gains on securities available for sale of $1.08, $1.10 and $.62 per share, respectively.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                 Three Months           Six Months
                   (Dollars In Millions)                         Ended June 30         Ended June 30
-------------------------------------------------------------------------------------------------------

                                                                1998       1997       1998       1997
                                                              -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial..............................................  $26,735    $23,303    $25,764    $22,977
    Residential real estate.................................   11,932     11,338     11,577     11,336
    Consumer................................................   13,107     12,005     12,828     11,997
    Credit card.............................................    1,861      2,081      1,903      2,130
    Home equity.............................................    3,074      2,616      3,040      2,562
                                                              -------    -------    -------    -------
      Total loans...........................................   56,709     51,343     55,112     51,002
  Securities................................................   13,874     13,166     13,803     13,095
  Federal funds sold and security resale agreements.........      713        377        577        382
  Other short-term investments..............................      118        207        117        214
                                                              -------    -------    -------    -------
      Total earning assets..................................   71,414     65,093     69,609     64,693
Market value appreciation of securities available for
  sale......................................................      564        162        550        195
Allowance for loan losses...................................     (995)      (974)      (977)      (970)
Cash and demand balances due from banks.....................    3,616      3,346      3,500      3,379
Properties and equipment....................................    1,055      1,053      1,044      1,055
Customers' acceptance liability.............................       33         73         37         77
Accrued income and other assets.............................    4,240      2,825      3,853      2,892
                                                              -------    -------    -------    -------
      Total assets..........................................  $79,927    $71,578    $77,616    $71,321
                                                              =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits...........................................  $10,053    $ 9,173    $ 9,734    $ 9,144
  NOW and money market accounts.............................   17,040     15,372     16,371     15,359
  Savings accounts..........................................    4,870      5,266      4,814      5,298
  Time deposits of individuals..............................   18,640     19,533     18,606     19,568
  Other time deposits.......................................    2,536      1,628      2,241      1,573
  Deposits in overseas office...............................    1,420      1,068      1,509        997
                                                              -------    -------    -------    -------
      Total deposits........................................   54,559     52,040     53,275     51,939
  Federal funds borrowed and security repurchase
    agreements..............................................    6,433      4,404      6,178      4,958
  Borrowed funds............................................    3,395      3,488      3,448      3,025
  Long-term debt and capital securities.....................    7,235      4,485      6,753      4,087
  Acceptances outstanding...................................       33         73         37         77
  Accrued expenses and other liabilities....................    1,433      1,093      1,267      1,099
                                                              -------    -------    -------    -------
      Total liabilities.....................................   73,088     65,583     70,958     65,185
Stockholders' Equity:
  Preferred stock...........................................       37         --         19         --
  Common stock..............................................    6,802      5,995      6,639      6,136
                                                              -------    -------    -------    -------
      Total stockholders' equity............................    6,839      5,995      6,658      6,136
                                                              -------    -------    -------    -------
      Total liabilities and stockholders' equity............  $79,927    $71,578    $77,616    $71,321
                                                              =======    =======    =======    =======

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

               (Dollars In Millions)                               Daily Average Balance
                                                            1998                     1997
                                                      -----------------   ---------------------------
                                                      SECOND     First    Fourth     Third    Second
                                                      QUARTER   Quarter   Quarter   Quarter   Quarter
                                                      -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................  $26,735   $24,777   $24,116   $23,503   $23,303
    Residential real estate.........................   11,932    11,215    11,160    11,529    11,338
    Consumer........................................   13,107    12,546    12,254    12,197    12,005
    Credit Card.....................................    1,861     1,944     1,991     2,031     2,081
    Home equity.....................................    3,074     3,006     2,907     2,775     2,616
                                                      -------   -------   -------   -------   -------
      Total loans...................................   56,709    53,488    52,428    52,035    51,343
  Securities:
    Taxable.........................................   12,846    12,890    12,157    12,354    12,400
    Tax-exempt......................................    1,028       838       812       812       766
                                                      -------   -------   -------   -------   -------
      Total securities..............................   13,874    13,728    12,969    13,166    13,166
  Federal funds sold................................      169        70        62        85        93
  Security resale agreements........................      544       378       260       289       284
  Other short-term investments......................      118       125       113       199       207
                                                      -------   -------   -------   -------   -------
      Total earning assets/
         Total interest income/rates................   71,414    67,789    65,832    65,774    65,093
Allowance for loan losses...........................     (995)     (958)     (961)     (976)     (974)
Market value appreciation of securities available
  for sale..........................................      564       537       490       377       162
Cash and demand balances due from banks.............    3,616     3,359     3,416     3,213     3,346
Properties and equipment............................    1,055     1,042     1,023     1,038     1,053
Customers' acceptance liability.....................       33        41        69        66        73
Accrued income and other assets.....................    4,240     2,959     2,909     2,812     2,825
                                                      -------   -------   -------   -------   -------
      Total assets..................................  $79,927   $74,769   $72,778   $72,304   $71,578
                                                      =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................  $17,040   $15,691   $15,329   $15,450   $15,372
  Savings accounts..................................    4,870     4,756     4,842     5,085     5,266
  Time deposits of individuals......................   18,640    18,566    18,896    19,561    19,533
  Other time deposits...............................    2,536     1,940     1,538     1,579     1,628
  Deposits in overseas offices......................    1,420     1,598     1,149     1,030     1,068
  Federal funds borrowed............................    2,676     2,687     1,896     1,358     1,464
  Security repurchase agreements....................    3,757     3,194     2,691     2,615     2,940
  Borrowed funds....................................    3,395     3,499     3,291     3,328     3,488
  Long-term debt and capital securities.............    7,235     6,264     6,118     5,605     4,485
                                                      -------   -------   -------   -------   -------
      Total interest bearing liabilities/
         Total interest expense/rates...............   61,569    58,195    55,750    55,611    55,244
  Noninterest bearing deposits......................   10,053     9,411     9,406     9,228     9,173
  Acceptances outstanding...........................       33        41        69        66        73
  Accrued expenses and other liabilities............    1,433       846     1,360     1,202     1,093
                                                      -------   -------   -------   -------   -------
      Total liabilities.............................   73,088    68,493    66,585    66,107    65,583
      Stockholders' equity..........................    6,839     6,276     6,193     6,197     5,995
                                                      -------   -------   -------   -------   -------
      Total liabilities and stockholders' equity....  $79,927   $74,769   $72,778   $72,304   $71,578
                                                      =======   =======   =======   =======   =======
Net interest income..................................................................................
Interest spread......................................................................................
Contribution of noninterest bearing sources of funds.................................................
Net interest margin..................................................................................

                     Quarterly Interest                                Average Annualized Rate
    ----------------------------------------------------   -----------------------------------------------
           1998                        1997                      1998                     1997
    -------------------   ------------------------------   -----------------   ---------------------------
     Second     First      Fourth     Third      SECOND    Second     First    Fourth     Third    Second
    Quarter    Quarter    Quarter    Quarter    QUARTER    Quarter   Quarter   Quarter   Quarter   Quarter
    -------    -------    -------    -------    -------    -------   -------   -------   -------   -------
    $  564.8   $  525.2   $  526.5   $  516.6   $  505.9     8.47%     8.56%     8.69%     8.75%     8.70%
       225.9      212.6      214.6      223.9      221.4     7.57      7.58      7.69      7.77      7.81
       289.4      271.6      273.6      272.3      263.3     8.86      8.78      8.86      8.86      8.80
        64.7       67.3       68.9       69.9       72.3    13.92     14.03     13.84     13.77     13.91
        69.2       67.3       67.1       63.7       59.6     9.03      9.08      9.15      9.11      9.13
    --------   --------   --------   --------   --------
     1,214.0    1,144.0    1,150.7    1,146.4    1,122.5     8.58      8.64      8.74      8.77      8.76
       207.8      207.4      197.6      199.6      203.1     6.47      6.45      6.49      6.46      6.56
        19.9       17.3       17.4       17.4       17.2     7.78      8.26      8.54      8.59      8.98
    --------   --------   --------   --------   --------
       227.7      224.7      215.0      217.0      220.3     6.57      6.56      6.62      6.59      6.70
         1.7         .8         .8        1.3        1.3     4.07      4.78      5.48      5.86      5.76
         6.6        5.2        3.6        4.2        3.8     4.85      5.56      5.57      5.82      5.31
         5.1        4.2        3.4        3.9        3.9    16.79     13.65     11.91      7.69      7.17
    --------   --------   --------   --------   --------
    $1,455.1   $1,378.9   $1,373.5   $1,372.8   $1,351.8     8.16%     8.20%     8.31%     8.31%     8.32%

    $  135.0   $  121.3   $  124.6   $  124.1   $  118.1     3.18%     3.14%     3.23%     3.19%     3.08%
        26.3       25.8       27.8       29.7       30.8     2.16      2.20      2.28      2.32      2.35
       257.8      252.4      267.7      273.8      269.6     5.55      5.51      5.63      5.56      5.53
        34.1       25.9       19.9       20.4       20.9     5.38      5.42      5.17      5.18      5.14
        18.9       21.0       15.3       13.7       14.3     5.34      5.33      5.28      5.28      5.36
        36.8       36.4       26.8       19.3       20.4     5.51      5.50      5.60      5.64      5.59
        44.3       37.3       32.0       31.4       36.1     4.74      4.67      4.73      4.77      4.92
        48.6       51.3       47.8       47.9       50.4     6.57      5.93      5.76      5.71      5.79
       113.4       99.2       99.8       91.0       73.3     6.29      6.42      6.47      6.44      6.56
    --------   --------   --------   --------   --------
    $  715.2   $  670.6   $  661.7   $  651.3   $  633.9     4.66%     4.67%     4.71%     4.65%     4.60%

    $  739.9   $  708.3   $  711.8   $  721.5   $  717.9
    ========   ========   ========   ========   ========
 ........................................................     3.50%     3.53%     3.60%     3.66%     3.72%
 ........................................................      .65       .66       .72       .72       .69
                                                            -----     -----     -----     -----     -----
 ........................................................     4.15%     4.19%     4.32%     4.38%     4.41%
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

INTERNET ADDRESS
     www.national-city.com

DEBT RATINGS

                                                            MOODY'S
                                                           INVESTORS    STANDARD      DUFF &       THOMSON
                                                            SERVICE     & POOR'S      PHELPS      BANKWATCH
------------------------------------------------------------------------------------------------------------
National City Corporation...............................                                             A/B
  Commercial paper (short-term debt)....................      P-1          A-1         D-1+         TBW1
  Senior debt...........................................      A1            A           AA-
  Subordinated debt.....................................      A2           A-           A+            A
Bank Subsidiaries:*
  Certificates of deposit...............................      Aa3          A+           AA
  Subordinated bank notes...............................      A1            A           AA-           A

* Includes the following subsidiaries:

  National City Bank
  National City Bank of Indiana
  National City Bank of Kentucky
  National City Bank of Pennsylvania
  First of America Bank, N.A.
  Fort Wayne National Bank

     Duff & Phelps ratings for certificates of deposit apply only to the banks in Ohio, Kentucky and Indiana. Duff & Phelps subordinated bank note ratings apply only to the Ohio banking subsidiary.

                           FORM 10-Q -- JUNE 30, 1998

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: August 7, 1998

                                                           /s/ ROBERT G. SIEFERS
                                                               Robert G. Siefers
                                                               Vice Chairman and
                                                         Chief Financial Officer
                                                     (Duly Authorized Signer and
                                                    Principal Financial Officer)


       National City Corporation Logo               Bulk Rate
            National City Center                   U.S. Postage
           1900 East Ninth Street                      PAID
         Cleveland, Ohio 44114-3484               National City
                                                   Corporation