Form 10-Q
period 1998-09-30
NATIONAL CITY CORP
filed 1998-11-05
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                         Common stock - $4.00 Par Value
                Outstanding as of October 30, 1998 - 330,748,919

                        [NATIONAL CITY CORPORATION LOGO]

                        QUARTER ENDED SEPTEMBER 30, 1998

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Financial Statements (Item 1):
    Consolidated Statements of Income.......................    4
    Consolidated Balance Sheets.............................    5
    Consolidated Statements of Cash Flows...................    6
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................    7
    Notes to Consolidated Financial Statements..............    7
Management's Discussion and Analysis (Item 2)...............   13
Consolidated Average Balance Sheets.........................   19
Daily Average Balances/Net Interest Income/Rates............   20

PART II -- OTHER INFORMATION
Changes in Securities (Item 2)
    Refer to Reports on Form 8-K below and Note 11 on page 11.
Exhibits and Reports on Form 8-K (Item 6)
    Exhibit 27:
    Financial Data Schedule
    Reports on Form 8-K:
      July 15, 1998: National City Corporation reported
       earnings for the second quarter and first six months
       of fiscal year 1998.
Signature...................................................   23

FINANCIAL HIGHLIGHTS

                                      Three Months Ended                      Nine Months Ended
                                         September 30                           September 30
-------------------------------------------------------------------------------------------------------------

                                                                Percent                                Percent
                                      1998           1997       Change       1998           1997       Change
EARNINGS (IN THOUSANDS):
---------------------------
Net interest income -- fully
  taxable equivalent............      $745,850       $721,464       3%     $2,194,041     $2,141,567       2%
Provision for loan losses.......        45,212         59,186     (24)        144,512        172,463     (16)
Fees and other income...........       555,517        435,589      28       1,603,417      1,264,516      27
Securities gains................        64,451             53      --          85,217         47,181      81
Noninterest expense (excluding
  merger and restructuring).....       782,400        672,070      16       2,230,881      1,987,721      12
Merger and restructuring
  expense.......................            --             --      --         274,698         39,640      --
Net income......................       344,456        283,053      22         779,422        830,050      (6)
Net income before merger and
  restructuring expense.........       344,456        283,053      22         973,307        855,562      14
PERFORMANCE RATIOS:
-------------------------
Net interest margin.............          4.10%          4.38%                   4.15%          4.38%
Return on average assets*.......          1.69           1.55                    1.65           1.60
Return on average common
  equity*.......................         19.00          18.12                   19.08          18.58
Return on average total
  equity*.......................         18.93          18.12                   19.04          18.58
PER SHARE MEASURES:
-------------------------
Net income per common share:....
  Basic.........................         $1.05           $.88      19%          $2.39          $2.56      (7)%
  Diluted.......................          1.03            .87      18            2.35           2.52      (7)
  Diluted-adjusted*.............          1.03            .87      18            2.94           2.60      13
Dividends paid per common
  share.........................           .48           .425      13            1.40          1.245      12
Book value per common share.....                                                21.91          19.30      14
Market value per common share
  (close).......................                                                65.94          61.56       7
Average shares -- diluted.......   336,348,661    326,344,073       3     331,617,449    329,250,450       1
AVERAGE BALANCES
----------------------
  (IN MILLIONS):
  --------------
Assets..........................       $81,062        $72,304      12%        $78,683        $71,656       10%
Loans...........................        57,628         52,035      11          55,871         51,350       9
Securities......................        13,614         13,166       3          13,710         13,116       5
Earning assets..................        72,529         65,774      10          70,488         65,061       8
Deposits........................        54,610         51,933       5          53,658         51,936       3
Common stockholders' equity.....         7,183          6,197      16           6,809          6,157      11
Stockholders' equity............         7,220          6,197      16           6,833          6,157      11
AT PERIOD END:
-----------------
Equity to assets ratio..........                                                 8.75%          8.27%
Tier 1 capital ratio............                                                 8.81           9.27
Total risk-based capital
  ratio.........................                                                12.69          13.67
Leverage ratio..................                                                 6.98           7.63
Common shares outstanding.......                                          330,336,278    318,411,870       4%
Full-time equivalent
  employees.....................                                               42,006         38,631       9
ASSET QUALITY:
-----------------
Net charge-offs to loans
  (annualized)..................           .31%           .41%                    .34%           .40%
Loan loss reserve to loans......                                                 1.66           1.82
Nonperforming assets to loans &
  OREO..........................                                                  .43            .49
-------------------------------------------------------------------------------------------------------------

Note: All previously reported amounts, except for dividends paid per share and market value per share, have been restated to reflect the pooling-of-interests transaction with First of America Bank Corporation, which closed March 31, 1998.

   * Excluding after-tax merger and restructuring expenses, which totaled $193.9 million and $25.5 million for the first nine months of 1998 and 1997, respectively.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended         Nine Months Ended
 (In Thousands Except Per Share Amounts)         September 30              September 30
---------------------------------------------------------------------------------------------

                                               1998         1997         1998         1997
INTEREST INCOME
  Loans...................................  $1,229,009   $1,142,610   $3,579,665   $3,342,206
  Securities:
     Taxable..............................     207,384      199,062      621,024      598,171
     Exempt from Federal income taxes.....      13,145       11,575       39,307       33,559
  Federal funds sold and security resale
     agreements...........................      16,642        5,490       30,941       15,703
  Other short-term investments............       4,302        3,822       13,481       12,166
                                            ----------   ----------   ----------   ----------
       Total interest income..............   1,470,482    1,362,559    4,284,418    4,001,805
INTEREST EXPENSE
  Deposits................................     475,951      461,822    1,394,476    1,357,929
  Federal funds borrowed and security
     repurchase agreements................      96,416       50,751      251,280      177,022
  Borrowed funds..........................      38,078       47,860      137,918      132,298
  Long-term debt and capital securities...     123,672       90,945      336,281      223,156
                                            ----------   ----------   ----------   ----------
       Total interest expense.............     734,117      651,378    2,119,955    1,890,405
                                            ----------   ----------   ----------   ----------
NET INTEREST INCOME.......................     736,365      711,181    2,164,463    2,111,400
PROVISION FOR LOAN LOSSES.................      45,212       59,186      144,512      172,463
                                            ----------   ----------   ----------   ----------
       Net interest income after provision
          for loan losses.................     691,153      651,995    2,019,951    1,938,937
NONINTEREST INCOME
  Item processing revenue.................     124,268       97,396      354,494      274,289
  Service charges on deposit accounts.....     100,316       93,585      291,515      268,907
  Trust and investment management fees....      74,565       68,611      231,248      205,815
  Card-related fees.......................      56,415       53,598      152,689      151,876
  Mortgage banking revenue................      79,362       42,734      237,835      110,237
  Other...................................     120,591       79,665      335,636      253,392
                                            ----------   ----------   ----------   ----------
       Total fees and other income........     555,517      435,589    1,603,417    1,264,516
  Securities gains........................      64,451           53       85,217       47,181
                                            ----------   ----------   ----------   ----------
       Total noninterest income...........     619,968      435,642    1,688,634    1,311,697
NONINTEREST EXPENSE
  Salaries and other personnel............     409,279      363,028    1,189,707    1,070,357
  Equipment...............................      51,054       48,427      154,253      150,501
  Net occupancy...........................      51,737       48,141      150,145      145,878
  Assessments and taxes...................      15,395       13,631       39,181       45,027
  Merger and restructuring................          --           --      274,698       39,640
  Other...................................     254,935      198,843      697,595      575,958
                                            ----------   ----------   ----------   ----------
       Total noninterest expense..........     782,400      672,070    2,505,579    2,027,361
                                            ----------   ----------   ----------   ----------
Income before income taxes................     528,721      415,567    1,203,006    1,223,273
Income tax expense........................     184,265      132,514      423,584      393,223
                                            ----------   ----------   ----------   ----------
NET INCOME................................    $344,456     $283,053     $779,422     $830,050
                                            ==========   ==========   ==========   ==========
NET INCOME APPLICABLE TO COMMON STOCK.....    $343,910     $283,053     $777,777     $830,050
                                            ==========   ==========   ==========   ==========
NET INCOME PER COMMON SHARE
  Basic...................................       $1.05        $.88       $2.39       $2.56
  Diluted.................................        1.03         .87        2.35        2.52
AVERAGE COMMON SHARES OUTSTANDING
  Basic...................................     329,692     321,097     324,751     324,017
  Diluted.................................     336,349     326,344     331,617     329,250

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                     September 30   December 31   September 30
              (DOLLARS IN THOUSANDS)                     1998          1997           1997
----------------------------------------------------------------------------------------------
ASSETS

  Loans:
     Commercial....................................  $18,592,686    $16,280,575   $15,674,008
     Real estate construction......................    1,343,718      1,302,305     1,230,736
     Lease financing...............................      809,301        635,957       568,016
     Commercial real estate........................    6,475,950      6,410,531     6,589,262
     Residential real estate.......................    9,435,870      9,987,066    10,686,413
     Mortgage loans held for sale..................    2,748,139      1,249,708     1,126,903
     Consumer......................................   14,291,552     12,357,229    12,354,750
     Credit card...................................    1,797,840      2,047,769     1,949,374
     Home equity...................................    3,188,590      2,972,987     2,856,747
                                                     -----------    -----------   -----------
          Total loans..............................   58,683,646     53,244,127    53,036,209
          Allowance for loan losses................      975,100        941,874       967,797
                                                     -----------    -----------   -----------
          Net loans................................   57,708,546     52,302,253    52,068,412
  Securities available for sale, at market.........   15,424,507     13,797,566    13,945,643
  Federal funds sold and security resale
     agreements....................................    1,146,383        542,156       426,560
  Other short-term investments.....................      100,292         84,204       140,347
  Cash and demand balances due from banks..........    3,406,647      4,319,309     3,580,501
  Properties and equipment.........................    1,134,480      1,031,912     1,038,721
  Customers' acceptance liability..................       29,531         45,823        68,741
  Accrued income and other assets..................    4,184,293      3,655,858     3,079,461
                                                     -----------    -----------   -----------
          TOTAL ASSETS.............................  $83,134,679    $75,779,081   $74,348,386
                                                     ===========    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits (noninterest bearing)............  $10,158,773    $10,287,007   $ 9,461,158
  NOW and money market accounts....................   17,187,380     15,547,560    15,316,369
  Savings accounts.................................    4,599,228      4,781,806     4,966,820
  Time deposits of individuals.....................   18,013,811     18,631,280    19,485,848
  Other time deposits..............................    2,475,572      1,633,282     1,558,133
  Deposits in overseas offices.....................    1,793,442      1,736,419     1,009,934
                                                     -----------    -----------   -----------
          Total deposits...........................   54,228,206     52,617,354    51,798,262
  Federal funds borrowed and security repurchase
     agreements....................................    8,662,013      4,810,953     3,864,531
  Borrowed funds...................................    3,122,562      4,264,556     5,112,241
  Long-term debt...................................    7,788,754      5,647,302     5,132,488
  Corporation-obligated mandatorily redeemable
     capital securities of subsidiary trusts
     holding solely debentures of the
     Corporation...................................      679,894        649,892       649,892
  Acceptances outstanding..........................       29,531         45,823        68,741
  Accrued expenses and other liabilities...........    1,350,324      1,584,941     1,576,822
                                                     -----------    -----------   -----------
          TOTAL LIABILITIES........................   75,861,284     69,620,821    68,202,977
Stockholders' Equity:
  Preferred stock..................................       36,556             --            --
  Common stock.....................................    7,236,839      6,158,260     6,145,409
                                                     -----------    -----------   -----------
          TOTAL STOCKHOLDERS' EQUITY...............    7,273,395      6,158,260     6,145,409
                                                     -----------    -----------   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................  $83,134,679    $75,779,081   $74,348,386
                                                     ===========    ===========   ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                    Nine Months Ended September 30
----------------------------------------------------------------------------------------
                                                                  1998          1997
OPERATING ACTIVITIES
  Net income................................................  $    779,422   $   830,050
  Adjustments to reconcile net income to net cash (used)
     provided by operating activities:
       Provision for loan losses............................       144,512       172,463
       Depreciation and amortization........................       114,068       109,516
       Amortization of intangibles and servicing rights.....        94,693        56,893
       Amortization of securities discount and premium......         4,094        (1,772)
       Securities gains.....................................       (85,217)      (47,086)
       Other gains, net.....................................       (59,341)      (42,760)
       Net decrease in trading account assets...............        12,209        72,351
       Originations and purchases of mortgage loans held for
          sale..............................................   (12,542,367)   (2,570,244)
       Proceeds from sales of mortgage loans held for
          sale..............................................    11,059,557     2,418,098
       (Increase) in interest receivable....................       (17,649)      (97,145)
       (Decrease) increase in interest payable..............       (22,274)       47,205
       Net change in other assets/liabilities...............      (256,436)      279,961
                                                              ------------   -----------
          Net Cash (Used) Provided by Operating
            Activities......................................      (774,729)    1,227,530
LENDING AND INVESTING ACTIVITIES
  Net (increase) decrease in short-term investments.........      (612,706)        2,475
  Purchases of securities...................................    (9,832,244)   (4,425,931)
  Proceeds from sales of securities.........................     6,621,955     2,744,583
  Proceeds from maturities and prepayments of securities....     2,625,151     1,591,961
  Net (increase) in loans...................................    (2,192,774)   (2,247,150)
  Proceeds from sales of loans..............................       176,032       109,177
  Net (increase) in properties and equipment................      (163,142)      (75,901)
  Acquisitions..............................................       157,632            --
                                                              ------------   -----------
          Net Cash (Used) by Lending and Investing
            Activities......................................    (3,220,096)   (2,300,786)
DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in Federal funds borrowed and
     security repurchase agreements.........................     3,566,443    (1,540,190)
  Net (decrease) increase in borrowed funds.................    (1,172,528)    2,408,242
  Net (decrease) in demand, savings, NOW, money market
     accounts, and deposits in overseas offices.............       (60,653)   (1,424,423)
  Net (decrease) in time deposits...........................      (878,510)     (392,636)
  Repayment of long-term debt...............................    (1,605,331)     (132,324)
  Proceeds from issuance of long-term debt, net.............     3,658,666     2,400,089
  Dividends paid............................................      (436,984)     (356,583)
  Issuances of common stock.................................       157,060        65,273
  Repurchase of common stock................................      (146,000)     (770,893)
                                                              ------------   -----------
          Net Cash Provided by Deposit and Financing
            Activities......................................     3,082,163       256,555
                                                              ------------   -----------
  Net (Decrease) in Cash and Demand Balances Due From
     Banks..................................................      (912,662)     (816,701)
  Cash and Demand Balances Due From Banks, January 1........     4,319,309     4,141,244
                                                              ------------   -----------
  Cash and Demand Balances Due From Banks, September 30.....  $  3,406,647   $ 3,324,543
                                                              ============   ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................  $  2,143,791   $ 1,867,082
  Income taxes paid.........................................       146,054       302,974
  Common stock issued in purchase acquisitions..............       787,184            --

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                                                           Other
    (Dollars in Thousands Except Per       Preferred        Common        Capital        Retained      Comprehensive
             Share Amounts)                  Stock          Stock         Surplus        Earnings          Income
----------------------------------------------------------------------------------------------------------------------
Balance January 1, 1997.................    $    --       $1,323,449     $  935,970     $3,800,658        $156,184
  Comprehensive Income:
    Net income..........................                                                   830,050
    Other comprehensive income, net of
      tax...............................                                                                   153,187
  Total comprehensive income............
  Common dividends declared, $1.26 per
    share...............................                                                  (272,264)
  Common dividends declared of pooled
    company, prior to merger............                                                   (85,935)
  Stock dividend declared of pooled
    company, prior to merger............                                    293,963       (293,963)
  Issuance of 2,847,959 common shares
    under corporate stock and dividend
    reinvestment plans..................                      11,392         53,881
  Issuance of 301,662 shares pursuant to
    acquisitions........................                       1,207          8,507
  Purchase of 15,600,066 common
    shares..............................                     (62,400)      (185,868)      (522,609)
                                            -------       ----------     ----------     ----------        --------
Balance September 30, 1997..............    $    --       $1,273,648     $1,106,453     $3,455,937        $309,371
                                            =======       ==========     ==========     ==========        ========
Balance January 1, 1998.................    $    --       $1,262,790     $1,108,920     $3,440,763        $345,787
  Comprehensive Income:
    Net income..........................                                                   779,422
    Other comprehensive income, net of
      tax
      Unrealized gains on securities of
      $63,453 net of reclassification
      adjustment for gains included in
      net income of $55,391.............                                                                     8,062
  Total comprehensive income............
  Common dividends declared, $1.42 per
    share...............................                                                  (467,424)
  Preferred dividends declared..........                                                    (1,645)
  Issuance of 3,815,301 common shares
    under corporate stock and dividend
    reinvestment plans..................                      15,261        141,799
  Net issuance of 10,810,084 common
    shares and 739,976 preferred shares
    pursuant to acquisitions............     36,999           43,240        690,245       (130,824)
  Conversion of 8,850 shares of
    preferred stock to 13,405 common
    shares..............................       (443)              54            389
                                            -------       ----------     ----------     ----------        --------
Balance September 30, 1998..............    $36,556       $1,321,345     $1,941,353     $3,620,292        $353,849
                                            =======       ==========     ==========     ==========        ========


    (Dollars in Thousands Except Per
             Share Amounts)                  Total
-------------------------------------------------------------------
Balance January 1, 1997.................   $6,216,261
  Comprehensive Income:
    Net income..........................      830,050
    Other comprehensive income, net of
      tax...............................      153,187
                                           ----------
  Total comprehensive income............      983,237
  Common dividends declared, $1.26 per
    share...............................     (272,264)
  Common dividends declared of pooled
    company, prior to merger............      (85,935)
  Stock dividend declared of pooled
    company, prior to merger............           --
  Issuance of 2,847,959 common shares
    under corporate stock and dividend
    reinvestment plans..................       65,273
  Issuance of 301,662 shares pursuant to
    acquisitions........................        9,714
  Purchase of 15,600,066 common
    shares..............................     (770,877)
                                           ----------
Balance September 30, 1997..............   $6,145,409
                                           ==========
Balance January 1, 1998.................   $6,158,260
  Comprehensive Income:
    Net income..........................      779,422
    Other comprehensive income, net of
      tax
      Unrealized gains on securities of
      $63,453 net of reclassification
      adjustment for gains included in
      net income of $55,391.............        8,062
                                           ----------
  Total comprehensive income............      787,484
  Common dividends declared, $1.42 per
    share...............................     (467,424)
  Preferred dividends declared..........       (1,645)
  Issuance of 3,815,301 common shares
    under corporate stock and dividend
    reinvestment plans..................      157,060
  Net issuance of 10,810,084 common
    shares and 739,976 preferred shares
    pursuant to acquisitions............      639,660
  Conversion of 8,850 shares of
    preferred stock to 13,405 common
    shares..............................           --
                                           ----------
Balance September 30, 1998..............   $7,273,395
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

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for a hedges, changes in fair value are required to be recognized in earnings.

    The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000. Although the statement allows for early adoption in any quarterly period after June 1998, National City has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on National City's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use by management at that time.

3. MERGERS AND ACQUISITIONS

    On March 30, 1998, National City acquired Fort Wayne National Corporation
(FWNC), a $3 billion asset bank holding company headquartered in Fort Wayne, Indiana. Upon acquisition, each share of FWNC common stock outstanding was converted into .75 shares of National City common stock. A net of 10.8 million shares of National City common stock were issued. National City also issued .7 million shares of 6% Cumulative Convertible Preferred Stock, Series 1 in exchange for all of the outstanding shares of FWNC's 6% Cumulative Convertible Class B Preferred Stock. Goodwill of $522.3 million and core deposit intangible of $71.9 million were recorded in connection with the acquisition and are being amortized on a straight-line basis over twenty-five and seven years, respectively. The pro forma effects of this transaction are not material to historical results of operations or financial condition.
    On March 31, 1998, National City Corporation merged with First of America Bank Corporation (FOA), a $21 billion asset bank holding company headquartered in Kalamazoo, Michigan, in a transaction accounted for as a pooling-of-interests. National City issued 104.9 million shares of common stock to the shareholders of FOA based upon an exchange ratio of 1.2 shares of National City common stock for each outstanding share of FOA common stock. The historical consolidated financial statements have been restated to reflect this transaction.
    Net income and diluted net income per common share for National City and FOA as reported for 1997 prior to restatement are as follows:

                                Three Months     Nine Months
                                    Ended           Ended
                                September 30,   September 30,
                                    1997            1997
-------------------------------------------------------------
Net income
  National City...............    $204,009        $598,427
  First of America............      79,044         231,623
                                  --------        --------
  Combined....................    $283,053        $830,050
                                  ========        ========
Diluted net income per common
  share
  National City...............        $.93           $2.70
  First of America............         .89            2.59
  Combined....................         .87            2.52

    Merger and restructuring expenses for the first nine months of 1998 totaled $274.7 million as a result of this transaction. The major components of merger and restructuring expenses included: personnel-related accruals in the amount of $105.9 million, facilities and equipment adjustments of $73.4 million, professional fees of $48.6 million, and miscellaneous expenses and accruals totaling $46.7 million. An additional $100 million of merger and restructuring costs, consisting primarily of costs related to system conversion activities, are expected to be incurred in the fourth quarter of 1998.

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

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

                                               Nine Months
                                                  Ended
                                              September 30
                                           -------------------
             (IN THOUSANDS)                  1998       1997
--------------------------------------------------------------
Balance at beginning of year.............  $941,874   $958,739
Provision................................   144,512    172,463
Reserves acquired (sold).................    29,291     (8,133)
Charge-offs:
  Commercial.............................    35,068     44,371
  Real estate -- construction............        33        211
  Real estate -- commercial..............     7,407      6,455
  Real estate -- residential.............     5,485      4,954
  Consumer...............................   107,723    124,181
  Credit card............................    71,838     83,266
  Home equity............................     7,079      2,905
                                           --------   --------
  Total charge-offs......................   234,633    266,343
Recoveries:
  Commercial.............................    22,632     22,128
  Real estate -- construction............       932      1,648
  Real estate -- commercial..............     5,424      6,216
  Real estate -- residential.............       363      1,127
  Consumer...............................    46,690     62,640
  Credit card............................    15,419     16,171
  Home equity............................     2,596      1,141
                                           --------   --------
  Total recoveries.......................    94,056    111,071
                                           --------   --------
Net charge-offs..........................   140,577    155,272
                                           --------   --------
Balance at end of period.................  $975,100   $967,797
                                           ========   ========

    The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses. Both the provision and allowance for loan losses are based upon an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective and it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that could be susceptible to change.
    Table 5 on page 15 provides detail regarding nonperforming loans. At September 30, 1998 and December 31, 1997, loans that were considered to be impaired under SFAS No. 114 totaled $13.7 million and $28.8 million, respectively. All impaired loans are included in nonperforming assets. The related allowance allocated to these loans was $7.7 million and $10.1 million, respectively. The contractual interest due and actual interest recorded on nonperforming assets, for the nine months ended September 30, 1998, was $39.4 million and $8.4 million, respectively.

6. SECURITIES

    The following is a summary of securities available for sale:

                                       SEPTEMBER 30, 1998
                       ---------------------------------------------------
                        AMORTIZED    UNREALIZED   UNREALIZED     MARKET
   (IN THOUSANDS)         COST         GAINS        LOSSES        VALUE
--------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures..........  $ 3,085,077    $ 94,062     $    --     $ 3,179,139
Mortgage-backed
 securities..........    7,752,728     143,086      15,625       7,880,189
Asset-backed and
 corporate debt
 securities..........    2,327,773      26,383       3,933       2,350,223
States and political
 subdivisions........      957,835      55,891         466       1,013,260
Other................      756,711     245,106         121       1,001,696
                       -----------    --------     -------     -----------
 Total securities....  $14,880,124    $564,528     $20,145     $15,424,507
                       ===========    ========     =======     ===========

                                       September 30, 1997
                       ---------------------------------------------------
                        Amortized    Unrealized   Unrealized     Market
   (In Thousands)         Cost         Gains        Losses        Value
--------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures..........  $ 2,686,364    $  8,508     $13,063     $ 2,681,809
Mortgage-backed
 securities..........    7,532,489      74,237      17,955       7,588,771
Asset-backed and
 corporate debt
 securities..........    1,727,553      10,467       1,511       1,736,509
States and political
 subdivisions........      835,006      29,393         405         863,994
Other................      685,554     389,494         488       1,074,560
                       -----------    --------     -------     -----------
 Total securities....  $13,466,966    $512,099     $33,422     $13,945,643
                       ===========    ========     =======     ===========

    Other securities include the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and market value of $354.4 million and $591.1 million, respectively, as of September 30, 1998.
    For the nine months ended September 30, 1998 and 1997, gross gains of $113.5 million and $57.3 million, and gross losses of $28.3 million and $10.1 million were realized, respectively, for the entire securities portfolio.
    At September 30, 1998, the unrealized appreciation in securities available for sale included in stockholders' equity totaled $353.9 million, net of tax, compared to unrealized appreciation of $309.4 million, net of tax, at September 30, 1997. The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and, accordingly, no valuation adjustments have been included as a charge to earnings.
    As of September 30, 1998, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

7. BORROWED FUNDS

                            Sept. 30     Dec. 31      Sept. 30
      (IN THOUSANDS)          1998         1997         1997
---------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term........... $2,549,096   $2,001,665   $2,760,734
Notes payable to Student
  Loan Marketing
  Association.............         --      300,000      300,000
Bank notes................         --      574,973      653,972
FHLB advances.............    200,000      450,000      525,000
Other.....................     93,600      141,729       87,526
                           ----------   ----------   ----------
  Total bank
    subsidiaries..........  2,842,696    3,468,367    4,327,232
Commercial paper..........    246,805      795,895      784,600
Other.....................     33,061          294          409
                           ----------   ----------   ----------
  Total parent company and
    other subsidiaries....    279,866      796,189      785,009
                           ----------   ----------   ----------
        Total............. $3,122,562   $4,264,556   $5,112,241
                           ==========   ==========   ==========

8. LONG-TERM DEBT

                              Sept. 30     Dec. 31      Sept. 30
       (IN THOUSANDS)           1998         1997         1997
-----------------------------------------------------------------
Floating rate notes due
 1997....................... $       --   $       --   $   49,997
9 7/8% subordinated notes
 due 1999...................     64,953       64,918       64,907
6.50% subordinated notes
 due 2000...................     99,919       99,881       99,867
8.50% subordinated notes
 due 2002...................     99,914       99,896       99,890
6 5/8% subordinated notes
 due 2004...................    249,299      249,201      249,169
7.75% subordinated notes
 due 2004...................    200,000      200,000      200,000
8.50% subordinated notes
 due 2004...................    150,000      150,000      150,000
7.20% subordinated notes
 due 2005...................    249,807      249,785      249,778
Other.......................     10,426       10,939       11,685
                             ----------   ----------   ----------
  Total parent company......  1,124,318    1,124,620    1,175,293
                             ----------   ----------   ----------
6.50% subordinated notes
 due 2003...................    199,657      199,600      199,581
7.25% subordinated notes
 due 2010...................    223,066      222,944      222,903
6.30% subordinated notes
 due 2011...................    200,000      200,000      200,000
7.25% subordinated notes
 due 2011...................    197,425      197,278      197,228
Other.......................      1,582        3,133        1,853
                             ----------   ----------   ----------
  Total subsidiary..........    821,730      822,955      821,565
                             ----------   ----------   ----------
  Total long-term debt
    qualifying for Tier II
    Capital.................  1,946,048    1,947,575    1,996,858
                             ----------   ----------   ----------
Senior bank notes...........  4,320,529    2,394,055    2,302,175
Federal Home Loan Bank
 advances...................  1,516,718    1,303,721      831,457
Other.......................      5,459        1,951        1,998
                             ----------   ----------   ----------
  Total other long-term
    debt....................  5,842,706    3,699,727    3,135,630
                             ----------   ----------   ----------
    Total................... $7,788,754   $5,647,302   $5,132,488
                             ==========   ==========   ==========

    A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at September 30, 1998.

9. CORPORATION OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

                                  Sept. 30   Dec. 31    Sept. 30
         (IN THOUSANDS)             1998       1997       1997
----------------------------------------------------------------
Capital Securities of First of
 America Capital Trust I......... $150,000   $150,000   $150,000
Capital Securities of Fort Wayne
 Capital Trust I.................   30,000         --         --
                                  --------   --------   --------
 Total Capital Securities
  qualifying as Tier 1 capital...  180,000    150,000    150,000
Capital Securities of National
 City Capital Trust I............  499,894    499,892    499,892
                                  --------   --------   --------
  Total.......................... $679,894   $649,892   $649,892
                                  ========   ========   ========

    The corporation-obligated mandatorily redeemable capital securities (the capital securities) of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the debentures) were issued by three statutory business trusts, First of America Capital Trust I, Fort Wayne Capital Trust I and National City Capital Trust I, of which 100% of the common equity in each of the trusts is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.
    The debentures held by First of America Capital Trust I have a stated maturity of January 31, 2027 and an interest rate of 8.12%. These debentures are first redeemable, in whole or in part, by the Corporation on January 31, 2007. The capital securities issued by First of America Capital Trust I qualify as Tier 1 capital under Federal Reserve Board guidelines.
    The debentures held by Fort Wayne Capital Trust I have a stated maturity of April 15, 2027 and an interest rate of 9.85%. These debentures are first redeemable, in whole or in part, by the Corporation on April 15, 2007. The capital securities issued by Fort Wayne Capital Trust I qualify as Tier 1 capital.
    The debentures held by National City Capital Trust I have a stated maturity of June 1, 2029 and an interest rate of 6.75%. These debentures are first redeemable by the Corporation on June 1, 1999. If the debentures are not redeemed on June 1, 1999, the interest rate per annum will be reset based on an interest rate auction at that time. The capital securities issued by National City Capital Trust I currently do not qualify as Tier 1 capital.

10. CAPITAL RATIOS

    The following table reflects various measures of capital:

                    Sept. 30           Dec. 31            Sept. 30
                      1998               1997               1997
 (Dollars in    ----------------   ----------------   ----------------
  MILLIONS)      AMOUNT    Ratio    Amount    Ratio    Amount    Ratio
----------------------------------------------------------------------
Total
  equity(1)...  $7,273.4    8.75%  $6,158.3    8.13%  $6,145.4    8.27%
Total common
  equity(1)...   7,236.8    8.70    6,158.3    8.13    6,145.4    8.27
Tangible common
  equity(2)...   5,652.9    6.93    5,327.3    7.11    5,376.2    7.16
Tier 1
  capital(3)..   5,941.0    8.81    5,435.1    8.93    5,484.2    9.27
Total risk-
  based
 capital(4)...   8,557.7   12.69    8,013.4   13.16    8,087.6   13.67
Leverage(5)...   5,941.0    7.42    5,435.1    7.58    5,484.2    7.63
----------------------------------------------------------------------

(1) Computed in accordance with generally accepted accounting principles, including unrealized market value adjustment of securities available for sale.
(2) Common stockholders' equity less all intangible assets and mortgage servicing rights; computed as a ratio to total assets less intangible assets and servicing rights.
(3) Stockholders' equity less certain intangibles and the unrealized market value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(4) Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio to risk-adjusted assets, as defined.
(5) Tier 1 capital; computed as a ratio to average total assets less certain intangibles.
------------------------------------------------------------

    National City's Tier 1, total risk-based capital and leverage ratios are based on preliminary data. Such ratios are well above the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.
    Intangible asset and mortgage servicing right totals used in the capital ratio calculations are summarized below:

                                     Sept. 30   Dec. 31   Sept. 30
       (DOLLARS IN MILLIONS)           1998      1997       1997
------------------------------------------------------------------
Goodwill............................ $1,035.4   $544.9     $523.8
Other intangibles...................     86.7     18.1       25.0
                                     --------   ------     ------
Total intangibles................... $1,122.1   $563.0     $548.8
Mortgage servicing rights........... $  461.8   $268.0     $220.4
------------------------------------------------------------------

11. STOCKHOLDERS' EQUITY

                           Sept. 30       Dec. 31      Sept. 30
  (OUTSTANDING SHARES)       1998          1997          1997
---------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......      731,126            --            --
Common Stock, $4.00 par
  value, authorized
  700,000,000 shares....  330,336,278   315,697,488   318,411,870

    As part of the acquisition of Fort Wayne National Corporation (FWNC), National City issued 739,976 shares of 6% Cumulative Convertible Preferred Stock, Series 1 in exchange for all of the outstanding shares of FWNC's 6% Cumulative Convertible Class B Preferred Stock. The preferred shares have a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by National City at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus accrued and unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 1.51455 shares of National City common stock.
    On October 26, 1998, the board of directors authorized the purchase of up to 30 million shares of National City common stock in the open market or through privately negotiated transactions subject to an aggregate purchase limit of $2.7 billion.

12. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                     Nine Months Ended
                                        September 30
                                 --------------------------
        (IN THOUSANDS)              1998           1997
-----------------------------------------------------------
Applicable to income exclusive
  of securities transactions...   $393,758       $376,710
Applicable to securities
  transactions.................     29,826         16,513
                                  --------       --------
        Total..................   $423,584       $393,223
                                  ========       ========

    The effective tax rate was approximately 35.2% and 32.1% for the nine months ended September 30, 1998 and 1997, respectively.

13. REGULATORY DIVIDENDS

    A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At September 30, 1998, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $1,243.8 million of dividends. During the first nine months of 1998, dividends totaling $113.4 million were declared and $111.0 million of previously declared dividends were paid to the Parent company.

14. NET INCOME PER SHARE

    The calculation of net income per common share follows:

                          Three Months           Nine Months
                              Ended                 Ended
    In Thousands          September 30          September 30
  Except Per Share     -------------------   -------------------
      Amounts)           1998       1997       1998       1997
----------------------------------------------------------------
BASIC:
  Net income.........  $344,456   $283,053   $779,422   $830,050
  Less preferred
    dividends........       546         --      1,645         --
                       --------   --------   --------   --------
  Net income
    applicable to
    common stock.....  $343,910   $283,053   $777,777   $830,050
                       ========   ========   ========   ========
  Average common
    shares
    outstanding......   329,692    321,097    324,751    324,017
                       ========   ========   ========   ========
  Net income per
    common
    share -- basic...     $1.05       $.88      $2.39      $2.56
                       ========   ========   ========   ========
DILUTED:
  Net income.........  $344,456   $283,053   $779,422   $830,050
                       ========   ========   ========   ========
  Average common
    shares
    outstanding......   329,692    321,097    324,751    324,017
  Stock option
    adjustment.......     5,549      5,247      5,962      5,233
  Preferred stock
    adjustment.......     1,108         --        904         --
                       --------   --------   --------   --------
  Average common
    shares
    outstanding --
    diluted..........   336,349    326,344    331,617    329,250
                       ========   ========   ========   ========
  Net income per
    common
   share -- diluted..     $1.03      $0.87      $2.35      $2.52
                       ========   ========   ========   ========

    Net income per common share for 1997 has been restated in accordance with the provisions of SFAS No. 128, Earnings Per Share. This statement became effective for the Corporation for reporting periods ending after December 15, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS

     Net income for the third quarter of 1998 was $344.5 million, or $1.03 per diluted share, compared to $283.1 million, or $.87 per diluted share, in 1997. Returns on average common equity and average assets were 19.00% and 1.69%, respectively, for the third quarter of 1998, compared to returns of 18.12% and 1.55% respectively for the third quarter of 1997.
     Excluding merger and restructuring expenses, net income for the first nine months of 1998 was $973.3 million, or $2.94 per diluted share, compared to $855.6 million, or $2.60 per diluted share, for the same period in 1997. On this basis, returns on average common equity and average assets were 19.08% and 1.65%, respectively, compared to 18.58% and 1.60%, respectively, for the same period last year. After-tax merger and restructuring expenses were $193.9 million or $.59 per diluted share for the first nine months of 1998, and $25.5 million or $.08 per diluted share for the same period in 1997.
     Financial data for all prior periods have been restated to reflect the merger with First of America Bank Corporation ("First of America"), which was completed March 31, 1998 and accounted for as a pooling-of-interests. The financial results of Fort Wayne National Corporation ("Fort Wayne"), accounted for as a purchase acquisition, are included in the results of operations subsequent to the date of acquisition, March 30, 1998.
     Results for the third quarter and first nine months of 1998 reflect loan growth, increased revenue, and improved credit quality.

UNIT PROFITABILITY

     The financial performance of National City is monitored by an internal profitability measurement system, which produces line-of-business results and key performance measures. National City's major business units include corporate banking, retail banking and fee-based businesses. The corporate banking business includes commercial and corporate lending, commercial real estate finance, asset-based lending, commercial leasing and cash management. The retail banking business includes branch-based deposit gathering, small business lending, and consumer lending. The fee-based businesses include institutional trust, mortgage banking, item processing, brokerage and private banking.
     Table 1 on page 14 reflects the results underlying the fundamentals of each of these businesses. Expenses for centrally provided services are allocated based on estimated usage of those services. Capital has been allocated amongst businesses on a risk-adjusted basis. The businesses are match-funded and interest rate risk is centrally managed by the investment/ funding unit which is reported within the "Parent and other" line item in Table
1. Methodologies may change from time to time as accounting systems are enhanced or organizational changes occur.
     The 27.4% increase in corporate banking net income was driven by higher net interest income as a result of loan growth, and lower operating expenses, with no increase in credit costs.
     The 15.4% increase in retail banking net income was due to higher fee income, lower operating expenses and a lower loan loss provision.
     The 25.4% increase in fee-based net income reflects broad-based revenue growth with notably strong growth in mortgage banking.
     The decline in the parent and other category reflects the after-tax merger and restructuring expense of $193.9 million, partially offset by securities gains.

NET INTEREST INCOME

     On a tax-equivalent basis, net interest income for the third quarter and first nine months of 1998 was $745.8 million and $2,194.0 million, respectively, compared to $721.5 million and $2,141.6 million, respectively, for the same periods last year. The increase over both periods reflects an increase in average earning assets, primarily driven by loan growth, offset by lower loan spreads and higher reliance on purchased funds. This dynamic contributed to the decline in the net interest margin to 4.10% and 4.15% for the third quarter and first nine months of 1998 from 4.38% for both the third quarter and first nine months of 1997.
     National City's net interest income is affected by the use of off-balance sheet derivative financial instruments. For the first nine months of 1998, the derivatives portfolio contributed $29.1 million to net interest income and added 6 basis points to the net interest margin.
     During the third quarter of 1998, the notional outstandings of interest rate swap agreements increased $2.8 billion to

$17.1 billion. During the quarter, $75.0 million of swaps were added to manage the Corporation's interest rate risk position by synthetically converting fixed rate debt to variable rate; $493.6 million of swaps were added to hedge loans; $554.0 million of swaps were added to hedge the value of mortgage servicing rights; $250.0 million of swaps were added to synthetically convert short-term borrowing costs to LIBOR basis; $225.0 million of swaps were added to convert variable rates to fixed rates on certain loans; and $579.0 million of swap agreements were added to facilitate interest rate risk management at third parties. A total of $376.6 million of swaps matured or were terminated during the quarter. The net unrealized gains in the derivative portfolio were $262.9 million at September 30, 1998, compared to unrealized gains of $119.6 million at June 30, 1998.
     Since the end of 1997, there have been no significant changes in the nature of the off-balance sheet instruments used to manage exposure from changes in interest rates, which represents the Corporation's primary market risk.
     Management attempts to prevent adverse swings in current and future net interest income and capital resulting from interest rate movements by placing conservative limits on interest rate risk. Interest rate risk is monitored through static gap, income simulation and net present value analyses.
     At September 30, 1998, the Corporation's interest rate risk position remained modestly liability sensitive. The earnings simulation model projects that net income would decrease by 2.5% if market rates rise gradually by two percentage points over the next year, relative to a stable-rate scenario. In an environment where market rates fall gradually by two percentage points over the next year, the model estimates an increase in net income of 1.8%, relative to a stable-rate scenario. At the end of June 1998, the corresponding changes were (2.5)% of net income in the rising-rate environment and 1.6% in the falling-rate environment. The cumulative one-year gap was (8.4)% of adjusted earning assets at September 30, 1998 compared to (6.0)% at June 30, 1998. The Corporation's net present value model indicates that a one-and-a-half percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cash flows by an amount equal to 3.0% of total net present value at the end of the quarter. In addition, a one-and-a-half percentage point immediate downward rate shock is estimated to cause total net present value to fall by 3.4%.

      TABLE 1: UNIT PROFITABILITY

                                                  Nine months ended            Nine months ended
                                                  September 30, 1998          September 30, 1997
                                                 --------------------         -------------------
                                                   NET      Return on          Net      Return on
         (DOLLARS IN MILLIONS)                   INCOME      Equity           Income     Equity
-------------------------------------------------------------------------------------------------
Corporate banking.....................           $ 242.1       22.0%          $190.0        21.6%
Retail banking........................             544.0       26.0            471.3        22.8
Fee-based businesses..................             146.7       24.7            117.0        17.2
Parent and other......................            (153.4)        --             51.8          --
                                                 -------                      ------
    Consolidated total................           $ 779.4      15.30%          $830.1       18.02%
                                                 =======                      ======
    Excluding merger and
      restructuring expenses..........           $ 973.3      19.04%          $855.6       18.58%
                                                 =======                      ======

      TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                                            Nine months ended
                                                                               September 30
                                                                       ---------------------------
                    (IN MILLIONS)                                         1998            1997
--------------------------------------------------------------------------------------------------
Interest adjustment to loans................................              $   .5          $  9.0
Interest adjustment to securities...........................                 (.8)           (1.9)
                                                                          ------          ------
  Interest adjustment to earning assets.....................                 (.3)            7.1
Interest adjustment to interest bearing
  liabilities...............................................               (29.4)          (25.9)
                                                                          ------          ------
  Effect on net interest income.............................              $ 29.1          $ 33.0
                                                                          ======          ======

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.


NONINTEREST INCOME

     For the third quarter of 1998, noninterest income, excluding securities gains, increased 27.5% to $555.5 million from $435.6 million in 1997. For the first nine months of 1998, noninterest income increased 26.8% to $1,603.4 million from $1,264.5 million for the same period in 1997. The increase in each comparable period reflects broad-based growth among virtually all the fee businesses, particularly mortgage banking, and the inclusion of Fort Wayne, which contributed $16.0 million to year-to-date noninterest income. In the third quarter and first nine months of 1998, mortgage banking revenue increased 85.7% and 116.7%, to $79.4 million and $237.8 million, respectively, when compared against the same periods in 1997. This growth was due to increased mortgage origination activity, which was spurred by lower mortgage rates. For the first nine months of 1998, residential loans originated increased to $13.8 billion compared to $5.5 billion in 1997.
     The third quarters of 1998 and 1997 included branch sale gains of $21.4 million and $1.8 million, respectively, and the first nine months of 1998 and 1997 included branch sale gains of $32.1 million and $27.4 million, respectively.
     In the third quarter of 1998, securities gains totaled $64.4 million pre-tax, or $.12 per share after-tax, compared to $.1 million, in the third quarter of 1997. For the first nine months of 1998, securities gains totaled $85.2 million pre-tax, or $.17 per share after-tax, compared to $47.2 million, or $.09 per share after-tax, for the same period in 1997. These securities gains were generated primarily from National City's internally-managed equity portfolio of bank and thrift common stock investments.

NONINTEREST EXPENSE

     For the third quarter and first nine months of 1998, noninterest expense totaled $782.4 million and $2,505.6 million, respectively, compared to $672.0 million and $2,027.4 million, respectively, for the same periods last year. Excluding merger and restructuring expenses, noninterest expenses for the third quarter and first nine months of 1998 were $782.4 million and $2,230.9 million, respectively, compared to $672.0 million and $1,987.7 million, respectively, for the third quarter and first nine months of 1997. Higher operating expenses in 1998 were primarily attributable to growth in the fee-based businesses, technology-related projects and initiatives, including the Year 2000 Project (see the "Year 2000" section) and the Fort Wayne acquisition. For the third quarter and first nine months of 1998, Fort Wayne added $26.5 million and $54.9 million, respectively, to operating expenses.


     TABLE 3: FULL-TIME EQUIVALENT STAFFING AND
              OVERHEAD PERFORMANCE MEASURES

                                  SEPTEMBER 30, 1998                   September 30, 1997
                          ----------------------------------   ----------------------------------
                          FULL-TIME                            Full-Time
                          EQUIVALENT   OVERHEAD   EFFICIENCY   Equivalent   Overhead   Efficiency
                            STAFF       RATIO       Ratio        Staff       Ratio       Ratio
-------------------------------------------------------------------------------------------------
Corporate and retail
 banking................    22,018      35.18%      50.15%       21,597      39.58%      52.37%
Fee-based businesses....    15,314         --       76.60        11,720         --       75.87%
Corporate...............     4,674         --          --         5,314         --          --
                          --------                             --------
   Total................    42,006      41.12%      65.98%       38,631      35.62%      59.52%
                          ========                             ========
Excluding merger and
 restructuring
 charges................                28.59%      58.75%                   33.77%      58.36%

     TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
              AVERAGE LOANS

                                            Third Quarter          First Nine Months
                                           1998        1997        1998         1997
       ------------------------------------------------------------------------------
       Commercial........................   .12%        .22%        .09%         .19%
       Real estate -- construction.......  (.23)       (.11)       (.09)        (.15)
       Real estate -- commercial.........   .08         .11         .04           --
       Real estate -- residential........   .06         .04         .06          .04
       Consumer..........................   .54         .64         .62          .68
       Credit card.......................  3.64        4.27        4.03         4.28
       Home equity.......................   .17         .12         .20          .09
       Total net charge-offs to average
         loans...........................   .31%        .41%        .34%         .40%

     TABLE 5: NONPERFORMING ASSETS

                                                        SEPT. 30   Dec. 31   Sept. 30
                        (IN MILLIONS)                     1998      1997       1997
       ------------------------------------------------------------------------------
       Commercial:
         Nonaccrual...................................   $ 90.4    $103.7     $127.5
         Restructured.................................       .4       1.1        2.5
                                                         ------    ------     ------
           Total commercial...........................     90.8     104.8      130.0
       Real estate related:
         Nonaccrual...................................    128.5     128.5       87.2
         Restructured.................................      2.6       4.5        3.2
                                                         ------    ------     ------
           Total real estate related..................    131.1     133.0       90.4
                                                         ------    ------     ------
           Total nonperforming loans..................    221.9     237.8      220.4
       Other real estate owned (OREO).................     30.5      35.5       38.4
                                                         ------    ------     ------
       Nonperforming assets...........................   $252.4    $273.3     $258.8
                                                         ======    ======     ======
       Loans 90 days past-due accruing interest.......   $170.8    $136.1     $137.1
                                                         ======    ======     ======


     Salary and other personnel expenses increased over the prior year for the third quarter and year-to-date as a result of the Fort Wayne acquisition, increased incentive compensation expense as a result of new business generation, and third-party contract labor.

     In addition to the factors mentioned previously, other noninterest expense also included a $4.0 million fraud loss in the third quarter of 1998, as well as losses incurred at National City's 88%-owned item processing subsidiary, National Processing, Inc., which totaled $3.7 million and $7.9 million in the third quarter and first nine months of 1998, respectively, related to unrecov-erable chargebacks and the write-off of capitalized software.
     For the first nine months of 1998, merger and restructuring expenses totaled $274.7 million in connection with the First of America merger which closed March 31, 1998. For the first nine months of 1997, merger and restructuring expenses totaled $39.6 million and included a $33.3 million one-time charge to cover the costs of reorganizing National City's six Ohio banking subsidiaries under a single statewide charter, and a one-time charge of $6.3 million related to organizational restructuring at National Processing, Inc.
     As Table 3 indicates, National City's staffing level on a full-time equivalent basis was 42,006 at September 30, 1998, up from 38,631 at September 30, 1997. Corporate and retail banking staff levels were up due to the Fort Wayne acquisition, partially offset by reductions resulting from ongoing reconfigurations of the retail bank branch network.
     The increased staff level in the fee-based businesses was due to acquisitions made by National Processing and increased business activity in mortgage banking.
     The efficiency ratio is defined as noninterest expenses as a percentage of fee income plus tax-equivalent net interest income. Excluding merger and restructuring expenses, the efficiency ratio for the first nine months of 1998 and 1997 was 58.75% and 58.36%, respectively.
     The overhead ratio is defined as noninterest expenses less fee income as a percentage of tax-equivalent net interest income. Excluding merger and restructuring expenses, the overhead ratio for the first nine months of 1998 and 1997 was 28.59% and 33.77%, respectively.

EARNING ASSETS AND INTEREST BEARING LIABILITIES

     Average earning assets were $72,529 million for the third quarter of 1998, compared to $71,414 million for the second quarter of 1998 and $65,774 million for the third quarter of 1997. The increase in average earning assets over both periods was primarily driven by growth in loans. The acquisition of Fort Wayne on March 30 also contributed $2.1 billion to the increase in average earning assets over the prior year.
     For the third quarter of 1998, average interest-bearing liabilities were $62,596 million, up from $61,569 million for the second quarter of 1998 and $55,611 million for the third quarter of 1997. The increase over both periods was primarily due to the increased use of short- and long-term borrowings to fund loan growth.
     For the third quarter and first nine months of 1998, average core deposits were up $996 million and $375 million, respectively to $50,320 million and $49,727 million. This increase was primarily due to the purchase acquisition of Fort Wayne. Average balances of NOW and money market account and non-interest bearing deposits increased over both periods, while savings and time deposits were lower. For the third quarter and first nine months of 1998, average non-interest bearing deposits were 20% of total core deposits.

ASSET QUALITY

     The allowance for loan losses was $975.1 million at September 30, 1998 or 1.66% of loans, compared to $967.8 million or 1.82% of loans at September 30, 1997. For the third quarter and first nine months of 1998, the provision for loan losses was $45.2 million and $144.5 million, respectively, compared to $59.2 million and $172.5 million, respectively, for the same periods last year.
     Table 4 presents net charge-offs as a percentage of average loans by portfolio type. For the third quarter and first nine months of 1998, net charge-offs totaled $45.2 million and $140.6 million, respectively, compared to $53.6 million and $155.3 million, respectively, for the same periods last year. Net charge-offs as a percentage of loans were .31% and .34%, respectively, for the third quarter and first nine months of 1998, down from
 .41% and .40%, respectively, for the same periods last year.
     As Table 5 indicates, nonperforming assets were $252.4 million at September 30, 1998, down $20.9 million from $273.3 million at December 31, 1997, and $6.4 million from $258.8 million at September 30, 1997. Nonperforming assets as a percentage of loans and OREO at September 30, 1998, December 31, 1997 and September 30, 1997, were .43%, .51% and .49%, respectively.
     Loans 90-days past due accruing interest were $170.8 million at September 30, 1998, compared to $136.1 million at December 31, 1997 and $137.1 million at September 30, 1997. The increase reflects both an increase in past due consumer loans as well as the timing of extensions on several corporate credits.

CAPITAL

     At September 30, 1998, total stockholders' equity was $7.3 billion compared to $6.1 billion at September 30, 1997. Book value per common share at September 30, 1998, December 31, 1997 and September 30, 1997 was $21.91, $19.51 and $19.30,
respectively. Book value per common share at September 30, 1998, December 31, 1997 and September 30, 1997 included unrealized gains on securities available for sale of $1.07, $1.10 and $.98 per share, respectively.
     On October 26, 1998, the board of directors authorized the purchase of up to 30 million shares of National City common stock in the open market or through privately negotiated transactions subject to an aggregate purchase limit of $2.7 billion.

YEAR 2000

     Management initiated the process of preparing its computer systems and applications for the Year 2000 in January 1995. The process involves identifying and remediating date recognition problems in computer systems and software and other operating equipment that could be caused by the date change from December 31, 1999 to January 1, 2000.
     Management has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including related hardware and software, the involvement of any third parties, and any affected operating equipment. To date, the affected systems within 75% of those business processes determined to be critical for supporting the core services offered by National City have been remediated, unit tested, and returned to production. As part of the testing process, National City established a separate isolated testing environment that further tests the functioning of modified systems when linked together. Management expects to complete the remediation and testing of all affected systems within the critical business processes by the end of the second quarter of 1999.
     Management is also working with significant customers, vendors, and business counterparties to monitor the progress of their Year 2000 efforts.
     Management believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original plan. Management is in the process of modifying its existing business continuity plans and is also developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties. Despite National City's efforts to date to remediate affected systems and develop contingency plans for potential risks, management has not yet completed all activities associated with resolving its Year 2000 issues. Under the unlikely scenario that the additional phases are not completed, National City could be materially adversely affected as a result of not being able to process transactions related to its core business activities. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a material negative impact of undeterminable magnitude on National City.
     The revised estimate of the total cost of the Year 2000 project is approximately $65 million. The increase from the previous estimate of $40 million primarily relates to the increased use and cost of contract labor and the effect of acquisitions. Approximately one-half of this estimate represents costs related to internal personnel working on the project and certain capitalizable costs related to replacing non-compliant hardware and software. To date, $25 million of the total project costs have been incurred. During the third quarter and first nine months of 1998, incremental noninterest expense associated with the project totaled approximately $5 million and $11 million, respectively.

FORWARD-LOOKING STATEMENTS

     The discussion regarding the Corporation's interest rate risk position included in the section entitled "Net Interest Income" as well as the section entitled "Year 2000" contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve risks and uncertainties including changes in general economic conditions, the Corporation's ability to execute its business plans, including its plan to address the Year 2000 issue, and the ability of third parties to effectively address their Year 2000 issues. Although National City believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

                      (This page intentionally left blank)

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                 Three Months           Nine Months
                   (Dollars In Millions)                      Ended September 30    Ended September 30
-------------------------------------------------------------------------------------------------------

                                                                1998       1997       1998       1997
                                                              -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial..............................................  $26,672    $23,503    $26,080    $23,156
    Residential real estate.................................   12,030     11,529     11,683     11,400
    Consumer................................................   13,964     12,197     13,164     12,064
    Credit card.............................................    1,818      2,031      1,873      2,097
    Home equity.............................................    3,144      2,775      3,071      2,633
                                                              -------    -------    -------    -------
      Total loans...........................................   57,628     52,035     55,871     51,350
  Securities................................................   13,614     13,166     13,710     13,116
  Federal funds sold and security resale agreements.........    1,177        374        793        377
  Other short-term investments..............................      110        199        114        218
                                                              -------    -------    -------    -------
      Total earning assets..................................   72,529     65,774     70,488     65,061
Market value appreciation of securities available for
  sale......................................................      511        377        537        256
Allowance for loan losses...................................     (994)      (976)      (981)      (972)
Cash and demand balances due from banks.....................    3,685      3,213      3,592      3,324
Properties and equipment....................................    1,124      1,038      1,077      1,051
Customers' acceptance liability.............................       31         66         35         74
Accrued income and other assets.............................    4,176      2,812      3,935      2,862
                                                              -------    -------    -------    -------
      Total assets..........................................  $81,062    $72,304    $78,683    $71,656
                                                              =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits...........................................  $10,051    $ 9,228    $ 9,872    $ 9,172
  NOW and money market accounts.............................   17,326     15,450     16,657     15,389
  Savings accounts..........................................    4,721      5,085      4,776      5,226
  Time deposits of individuals..............................   18,222     19,561     18,422     19,565
  Other time deposits.......................................    2,505      1,579      2,329      1,575
  Deposits in overseas office...............................    1,785      1,030      1,602      1,009
                                                              -------    -------    -------    -------
      Total deposits........................................   54,610     51,933     53,658     51,936
  Federal funds borrowed and security repurchase
    agreements..............................................    7,431      3,973      6,577      4,627
  Borrowed funds............................................    2,644      3,328      3,181      3,142
  Long-term debt and capital securities.....................    7,962      5,605      7,158      4,585
  Acceptances outstanding...................................       31         66         35         74
  Accrued expenses and other liabilities....................    1,164      1,202      1,241      1,135
                                                              -------    -------    -------    -------
      Total liabilities.....................................   73,842     66,107     71,850     65,499
Stockholders' Equity:
  Preferred stock...........................................       37         --         24         --
  Common stock..............................................    7,183      6,197      6,809      6,157
                                                              -------    -------    -------    -------
      Total stockholders' equity............................    7,220      6,197      6,833      6,157
                                                              -------    -------    -------    -------
      Total liabilities and stockholders' equity............  $81,062    $72,304    $78,683    $71,656
                                                              =======    =======    =======    =======

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

(Dollars In Millions)                                                Daily Average Balance
-----------------------------------------------------------------------------------------------------
                                                                 1998                     1997
                                                      ---------------------------   -----------------
                                                       THIRD    Second     First    Fourth     Third
                                                      QUARTER   Quarter   Quarter   Quarter   Quarter
                                                      -------   -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................  $26,672   $26,735   $24,777   $24,116   $23,503
    Residential real estate.........................   12,030    11,932    11,215    11,160    11,529
    Consumer........................................   13,964    13,107    12,546    12,254    12,197
    Credit Card.....................................    1,818     1,861     1,944     1,991     2,031
    Home equity.....................................    3,144     3,074     3,006     2,907     2,775
                                                      -------   -------   -------   -------   -------
      Total loans...................................   57,628    56,709    53,488    52,428    52,035
  Securities:
    Taxable.........................................   12,647    12,846    12,890    12,157    12,354
    Tax-exempt......................................      967     1,028       838       812       812
                                                      -------   -------   -------   -------   -------
      Total securities..............................   13,614    13,874    13,728    12,969    13,166
  Federal funds sold................................      175       169        70        62        85
  Security resale agreements........................    1,002       544       378       260       289
  Other short-term investments......................      110       118       125       113       199
                                                      -------   -------   -------   -------   -------
      Total earning assets/
         Total interest income/rates................   72,529    71,414    67,789    65,832    65,774
Allowance for loan losses...........................     (994)     (995)     (958)     (961)     (976)
Market value appreciation of securities available
  for sale..........................................      511       564       537       490       377
Cash and demand balances due from banks.............    3,685     3,616     3,359     3,416     3,213
Properties and equipment............................    1,124     1,055     1,042     1,023     1,038
Customers' acceptance liability.....................       31        33        41        69        66
Accrued income and other assets.....................    4,176     4,240     2,959     2,909     2,812
                                                      -------   -------   -------   -------   -------
      Total assets..................................  $81,062   $79,927   $74,769   $72,778   $72,304
                                                      =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................  $17,326   $17,040   $15,691   $15,329   $15,450
  Savings accounts..................................    4,721     4,870     4,756     4,842     5,085
  Time deposits of individuals......................   18,222    18,640    18,566    18,896    19,561
  Other time deposits...............................    2,505     2,536     1,940     1,538     1,579
  Deposits in overseas offices......................    1,785     1,420     1,598     1,149     1,030
  Federal funds borrowed............................    3,397     2,676     2,687     1,896     1,358
  Security repurchase agreements....................    4,034     3,757     3,194     2,691     2,615
  Borrowed funds....................................    2,644     3,395     3,499     3,291     3,328
  Long-term debt and capital securities.............    7,962     7,235     6,264     6,118     5,605
                                                      -------   -------   -------   -------   -------
      Total interest bearing liabilities/
         Total interest expense/rates...............   62,596    61,569    58,195    55,750    55,611
  Noninterest bearing deposits......................   10,051    10,053     9,411     9,406     9,228
  Acceptances outstanding...........................       31        33        41        69        66
  Accrued expenses and other liabilities............    1,164     1,433       846     1,360     1,202
                                                      -------   -------   -------   -------   -------
      Total liabilities.............................   73,842    73,088    68,493    66,585    66,107
      Stockholders' equity..........................    7,220     6,839     6,276     6,193     6,197
                                                      -------   -------   -------   -------   -------
      Total liabilities and stockholders' equity....  $81,062   $79,927   $74,769   $72,778   $72,304
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

Net interest margin..................................................................................

                          Quarterly Interest                           Average Annualized Rate
    -------------------------------------------------------------------------------------------------------
                 1998                       1997                       1998                     1997
    ------------------------------   -------------------   ----------------------------   -----------------
     THIRD      Second     First      Fourth     Third      THIRD     Second     First    Fourth     Third
    QUARTER    Quarter    Quarter    Quarter    Quarter    QUARTER    Quarter   Quarter   Quarter   Quarter
    -------    -------    -------    -------    -------    -------    -------   -------   -------   -------



    $  567.5   $  564.8   $  525.2   $  526.5   $  516.6       8.44%    8.47%     8.56%     8.69%     8.75%
       226.1      225.9      212.6      214.6      223.9       7.52     7.57      7.58      7.69      7.77
       305.6      289.4      271.6      273.6      272.3       8.68     8.86      8.78      8.86      8.86
        62.9       64.7       67.3       68.9       69.9      13.72    13.92     14.03     13.84     13.77
        72.4       69.2       67.3       67.1       63.7       9.14     9.03      9.08      9.15      9.11
    --------   --------   --------   --------   --------
     1,234.5    1,214.0    1,144.0    1,150.7    1,146.4       8.51     8.58      8.64      8.74      8.77

       205.8      207.8      207.4      197.6      199.6       6.50     6.47      6.45      6.49      6.46
        18.7       19.9       17.3       17.4       17.4       7.76     7.78      8.26      8.54      8.59
    --------   --------   --------   --------   --------
       224.5      227.7      224.7      215.0      217.0       6.59     6.57      6.56      6.62      6.59
         3.0        1.7         .8         .8        1.3       6.71     4.07      4.78      5.48      5.86
        13.7        6.6        5.2        3.6        4.2       5.42     4.85      5.56      5.57      5.82
         4.3        5.1        4.2        3.4        3.9      15.49    16.79     13.65     11.91      7.69
    --------   --------   --------   --------   --------

    $1,480.0   $1,455.1   $1,378.9   $1,373.5   $1,372.8       8.11%    8.16%     8.20%     8.31%     8.31%












    $  139.5   $  135.0   $  121.3   $  124.6   $  124.1       3.19%    3.18%     3.14%     3.23%     3.19%
        25.2       26.3       25.8       27.8       29.7       2.11     2.16      2.20      2.28      2.32
       253.1      257.8      252.4      267.7      273.8       5.51     5.55      5.51      5.63      5.56
        33.9       34.1       25.9       19.9       20.4       5.38     5.38      5.42      5.17      5.18
        24.2       18.9       21.0       15.3       13.7       5.39     5.34      5.33      5.28      5.28
        48.2       36.8       36.4       26.8       19.3       5.63     5.51      5.50      5.60      5.64
        48.2       44.3       37.3       32.0       31.4       4.74     4.74      4.67      4.73      4.77
        38.1       48.6       51.3       47.8       47.9       5.71     6.57      5.93      5.76      5.71
       123.8      113.4       99.2       99.8       91.0       6.16     6.29      6.42      6.47      6.44
    --------   --------   --------   --------   --------

    $  734.2   $  715.2   $  670.6   $  661.7   $  651.3       4.65%    4.66%     4.67%     4.71%     4.65%







    $  745.8   $  739.9   $  708.3   $  711.8   $  721.5
    ========   ========   ========   ========   ========
 ........................................................       3.46%    3.50%     3.53%     3.60%     3.66%
 ........................................................        .64      .65       .66       .72       .72
                                                           --------    -----     -----     -----     -----
 ........................................................       4.10%    4.15%     4.19%     4.32%     4.38%
                                                           ========    =====     =====     =====     =====

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

  *Includes the following subsidiaries:
  National City Bank
  National City Bank of Indiana
  National City Bank of Kentucky
  National City Bank of Pennsylvania
  First of America Bank, N.A.
  Fort Wayne National Bank

     Duff & Phelps ratings for certificates of deposit apply only to the banks in Ohio, Kentucky and Indiana. Duff & Phelps subordinated bank note ratings apply only to the Ohio banking subsidiary.

                        FORM 10-Q -- SEPTEMBER 30, 1998

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: November 5, 1998

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