Form 10-K
period 1998-12-31
NATIONAL CITY CORP
filed 1999-01-25
CIK 69970

                               1998 ANNUAL REPORT





                                                            [NATIONAL CITY LOGO]

CORPORATE PROFILE

Headquartered in Cleveland, Ohio, National City is an $88 billion-asset company providing banking and financial services primarily in Ohio, Michigan, Pennsylvania, Kentucky, Indiana and Illinois.

BANKING BUSINESS LINES


RETAIL SALES AND DISTRIBUTION encompasses branch-based financial services including 1,300 offices as well as 2,000 ATMs, three call centers and online banking channels. Utilizing National City's data warehouse capabilities, Retail Sales and Distribution leverages information technology to better target prospects and cross-sell the right products to the right customer. Offered are consumer loans and lines of credit, checking, savings and money market accounts, debit cards, small business services, mortgage loans, and insurance products.


CONSUMER FINANCE offers numerous financing alternatives directly to customers throughout the bank's six-state footprint and indirectly through brokers and dealers on a regional and national basis. Included are indirect installment loans (automobile, marine/RV, heavy equipment and property improvement), dealer floor plan financing, federally guaranteed and non-federally guaranteed student loans, non-conforming consumer loans, and credit cards.

CORPORATE BANKING emphasizes long-term relationships and local credit decisions. It provides a single source for a broad range of integrated financial products and services to meet the needs of our clients. Included are business financing, treasury management and international products and services, specialized business services and investment banking.

FEE-BASED BUSINESS LINES

WEALTH MANAGEMENT provides comprehensive financial and investment assistance through two business units. Services of Private Client Group encompass investment management, personal trust administration and private banking through a single point of contact. NatCity Investments, Inc. is a full-service broker/dealer offering investment banking and brokerage products.

INSTITUTIONAL TRUST is comprised of charitable and endowment services, retirement plan services, corporate trust and stock transfer services, and the SEC-registered investment advisor, the Investment Management Company, which manages institutional accounts and the ARMADA and PARKSTONE mutual fund families.

NATIONAL CITY MORTGAGE services, sells and originates mortgages through a network of 154 retail mortgage offices and wholesale/ broker branches in 35 states and National City member banks within the six-state footprint.

NATIONAL PROCESSING INC. is a leading provider of transaction processing services and customized processing solutions. The corporation is 88% owned by National City and its stock trades separately on the New York Stock Exchange under the symbol NAP.

FINANCIAL HIGHLIGHTS

------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)         1998           1997       Percent Change
------------------------------------------------------------------------------------------------
FOR THE YEAR:
    Net Income                                        $1,070,681     $1,122,194         (5)%
    Net Income Before Merger and Restructuring
      Expenses(1)                                      1,332,608      1,157,082         15
    Net Income Per Common Share:
         Basic                                              3.28           3.48         (6)
         Diluted                                            3.22           3.42         (6)
         Diluted -- Adjusted(1)                             4.00           3.53         13
    Dividends Paid Per Common Share                         1.88           1.67         13
------------------------------------------------------------------------------------------------
    Return on Average Common Equity(1)                     19.18%         18.77%
    Return on Average Assets(1)                             1.66           1.61
------------------------------------------------------------------------------------------------
    Average Shares -- Diluted                        332,860,165    327,732,584          2%
------------------------------------------------------------------------------------------------
AT YEAR END:
    Assets                                           $88,245,632    $75,779,081         16%
    Loans                                             58,011,166     51,994,419         12
    Securities                                        16,119,370     13,797,566         17
    Deposits                                          58,246,909     52,617,354         11
    Common Stockholders' Equity                        6,976,810      6,158,260         13
------------------------------------------------------------------------------------------------
    Equity to Assets Ratio                                  7.95%          8.13%
    Tier 1 Capital Ratio                                    7.74           8.93
    Total Risk-Based Capital Ratio                         11.61          13.16
    Leverage Ratio                                          6.69           7.58
------------------------------------------------------------------------------------------------
    Book Value Per Common Share                           $21.38         $19.51         10%
    Market Value Per Common Share                          72.50          65.75         10
------------------------------------------------------------------------------------------------
    Common Shares Outstanding                        326,327,360    315,697,488          3%
    Common Stockholders of Record                         71,592         63,249         13
    Full-Time Equivalent Employees                        41,218         40,630          1
------------------------------------------------------------------------------------------------

Note: All prior period amounts, except for dividends paid per share, have been restated to reflect the pooling-of-interests transaction with First of America Bank Corporation which closed March 31, 1998.
  (1) Excluding after-tax merger and restructuring expenses of $261.9 million in 1998 and $34.9 million in 1997.

                                                          CONTENTS
                                                          To Our Stockholders                 2
                                                          Financial Review                    5
                                                          Financial Statements and Notes     20
                                                          Form 10-K                          44
                                                          Board of Directors/Officers        48

[TOTAL RETURN TO INVESTORS: NATIONAL CITY VS. S&P 500]
(Cumulative annual rates - includes price appreciation and reinvestment of dividends)

              NCC        S&P 500

20            19.3        17.6
15            22.3        17.8
10            21.1        19.1
 5            29          24
 1            13.4        28.6

Years ending December 31, 1998

[PICTURE]
(Left to Right)
DAVID A. DABERKO, Chairman & CEO
ROBERT G. SIEFERS, Vice Chairman & CFO
VINCENT A. DIGIROLAMO, Vice Chairman

To Our Stockholders:

It's a pleasure to report that net income (excluding merger and restructuring expenses) was a record $1.33 billion, or $4.00 per share, for the year 1998, up 15% from $1.16 billion, or $3.53 per share for the preceding year. On this basis, return on average assets was 1.66% and return on average common equity was 19.18%, compared to 1997 returns of 1.61% and 18.77%, respectively. Merger and restructuring expenses were $262 million after-tax or $.78 per share in 1998, and $35 million after-tax or $.11 per share in 1997.

     This financial performance is noteworthy in that it was achieved during a period in which we closed and integrated two large acquisitions, completed a functional reorganization of our largest business, and maintained the pace of critical initiatives across all business lines.

MERGER INTEGRATION

The rapid closing and integration of the First of America Bank Corporation and Fort Wayne National Corporation acquisitions enabled the timely and complete capture of significant cost savings and efficiencies, and provided the opportunity to offer the full array of National City products and services to an expanded customer base. The new areas within our six-state "footprint"--Michigan, Illinois, and northern Indiana--are very attractive contiguous markets, and we are seeing excellent revenue momentum in virtually all business lines. These acquisitions are working exactly according to plan, and could well be our best yet.

BANKING UNITS

In retail banking, which accounts for over half of our net income, we completed a business reorganization from a geographically-oriented structure to two functional lines: Retail Sales and Distribution, comprising deposit-gathering and direct lending; and Consumer Finance, which includes dealer finance, education finance, non-prime lending, and credit cards. The new functional structure will enable us to fully leverage the information advantage inherent in common systems and our enterprise-wide data warehouse. Quality of product offerings and consistency of service levels will be enhanced. The new structure will also foster a more effective sales and marketing culture with the objective of enhancing the value of retail customer relationships on a segmented and individualized basis. As the traditional deposit-gathering business continues to be squeezed by non-bank competitors, this initiative is arguably the most critical one for the company over the next several years.

     In corporate banking, we have built upon our strong and reliable middle-market lending capability with a host of expanded products and services, including commercial finance, asset-based lending, payment solutions, syndications, and investment banking. Corporate Select, our unique loan product with built-in interest rate protection options introduced in 1997, continues to grow in popularity among smaller corporate borrowers due to its unmatched flexibility and ease of use. Cumulative volume has exceeded $2.5 billion, and the sales pace is accelerating, especially in the new markets of Michigan and Illinois. At the same time, we have not and will not sacrifice credit quality for the sake of growth. National City's credit performance has been clearly superior over repeated business cycles, and we expect that to be the case over the next cycle as well.

FEE-BASED BUSINESSES

With the net interest margin under constant pressure, development of additional fee-based revenue sources has become more critical than ever. The four major fee-based businesses have each been refocused, and are all now moving in the right direction.

     Personal Wealth Management was established as a separate business several years ago as a melding of personal trust, private banking and retail brokerage under a single management structure. We have moved from a traditional product mindset to a customer-oriented one, with very positive results. New product initiatives such as financial planning and small-business 401(k) plans, as well as improved investment performance, have also been part of this transformation.

     In Institutional Trust, an overhaul of the investment function has dramatically improved investment performance. This unit provides investment management and trust services to businesses and organizations and manages the ARMADA and PARKSTONE mutual fund families. We are also concentrating on specialized market segments such as charitable foundations, where we can provide unique value-added capabilities.

     National City Mortgage is perhaps the most resounding success story of the year. Several years ago, after an extensive strategic review, we began investing in low-cost mortgage origination capacity and simultaneously initiated programs to hedge the economic risks in the servicing side of the business. When mortgage rates plummeted in 1998, triggering waves of refinancing activity, we were perfectly positioned to benefit from the new volume, generating record profits. At the same time, the hedging programs protected the value of the servicing portfolio, in contrast to servicing-related losses reported by a number of other companies in the mortgage business. This is a superb example of effective interest rate risk management--a complex process at which National City has excelled over many years.




[PICTURE]
"Our objectives for 1999 are straightforward. We must execute the game plan in place for each business."

     Finally, at National Processing, our 88%-owned payment processing subsidiary, we are exploring strategic options with respect to the sale, restructuring, or liquidation of several business lines that have not met our performance criteria. This is still a work in progress, but as we have done in other businesses, we are addressing the issues head-on, and we will take all actions necessary to restore the company to an acceptable level of profitability. We are confident that National Processing will re-emerge as the highly-focused, highly-efficient transaction processor that it once was.

OUTLOOK

All things considered, 1998 was an excellent year for National City, but 1999 has the potential to be even better. With the merger integration effort behind us and Year 2000 systems readiness activities in the "home stretch," we will benefit from significantly lower overhead expenses, while at the same time realizing merger-related revenue enhancements from offering our products and services to the new markets. Our banking businesses have the product set, the informational infrastructure, and the nimble, responsive organizational structure which will help us to sell more of the right things to the right customers at the right time through the optimal delivery channel. The fee businesses also have considerable momentum, and as a group should enjoy a very strong year. The only wild card is the economy and its influence on loan volumes and credit quality, but we feel we are well positioned in terms of reserves and risk management skills to do relatively well in a downturn, should one occur.

     Our objectives for 1999 are straightforward. We must execute the game plan in place for each business. These plans are linked to our long-term financial objectives of double-digit earnings per share growth, a return on equity in excess of 20%, and frequent dividend increases commensurate with earnings growth. We plan to continue to deploy our substantial excess capital for the benefit of stockholders through further investment in growth initiatives and ongoing share repurchases. Doing these things and doing them well will position National City as one of the two or three best large banks in the country, with stockholders, employees, customers, and our communities benefiting accordingly.

Thank you for your support.

/s/ David A. Daberko

David A. Daberko
Chairman and Chief Executive Officer



[PICTURE]
National City acknowledges the contribution of Richard F. Chormann, formerly Chairman, President and Chief Executive Officer of First of America Bank Corporation, toward building a well-respected, high-quality banking organization over the course of his 41-year career. His leadership and guidance helped make the National City/First of America merger integration one of the most successful on record.

Effective December 1998, Dick retired as Vice Chairman of the Board of Directors of National City Corporation. He will continue to serve as Chairman of National City Bank of Michigan/Illinois. All of us at National City wish him continued success.

FINANCIAL REVIEW

EARNINGS SUMMARY
National City Corporation ("National City" or "the Corporation") reported net income of $1,070.7 million, or $3.22 per diluted share, in 1998, compared to $1,122.2 million, or $3.42 per diluted share, in 1997, and $993.5 million, or $2.95 per diluted share, in 1996. Included in reported net income were after-tax merger and restructuring expenses of $261.9 million, or $.78 per diluted share, in 1998, $34.9 million, or $.11 per diluted share, in 1997, and $49.1 million, or $.15 per diluted share, in 1996.
   Excluding merger and restructuring expenses, net income in 1998 of $1,332.6 million, or $4.00 per diluted share, increased 15.2% over 1997's net income of $1,157.1 million, or $3.53 per diluted share, and 27.8% over 1996's net income of $1,042.6 million, or $3.10 per diluted share. Results for 1998 and 1997 reflect strong loan and noninterest income growth and lower credit costs.
   Excluding merger and restructuring expenses, return on average common equity was 19.18% in 1998, up from 18.77% in 1997 and 17.53% in 1996 (Chart 2). On this same basis, return on average assets was 1.66% in 1998, compared to 1.61% in 1997 and 1.47% in 1996 (Chart 3).
   Merger and restructuring expenses in 1998 related to the merger with First of America Bank Corporation ("First of America") and the acquisition of Fort Wayne National Corporation ("Fort Wayne") and are further discussed in Note 3 to the Consolidated Financial Statements. Merger and restructuring expenses in 1997 consisted of costs associated with reorganizing National City's six Ohio banking subsidiaries under a single statewide charter, costs incurred in connection with the First of America merger, and reorganization costs at the Corporation's item-processing subsidiary. Merger expenses in 1996 were incurred as a result of the Integra Financial Corporation merger.
   Financial data for all prior periods have been restated to reflect the merger with First of America, which was completed March 31, 1998 and accounted for as a pooling of interests. The financial results of Fort Wayne, accounted for as a purchase, are included in the results of operations subsequent to the date of acquisition, March 30, 1998. The Fort Wayne acquisition added $3.4 billion to total assets, $2.1 billion to loans and $2.3 billion to deposits.
   Excluding merger and restructuring expenses, tangible or cash earnings per share were $4.20 in 1998, $3.68 in 1997 and $3.29 in 1996. This calculation adjusts net income for the non-cash impact of intangible amortization expense. Return on tangible equity, which excludes the non-cash impact of intangible amortization from net income and intangibles from average common equity, was 23.33% in 1998 versus 21.53% in 1997 and 20.39% in 1996.

LINE OF BUSINESS RESULTS
National City's operations are managed along three major lines of business: corporate banking, retail banking, and fee-based businesses. A description of each business and the methodologies used to measure financial performance are described in Note 21 to the Consolidated Financial Statements on page 41. The


[CHART 1: DILUTED INCOME AND DIVIDENDS PER COMMON SHARE]
(not restated for poolings; excludes 1998 merger and restructuring charges)

          Diluted Net Income Per Share      Dividends Paid Per Share
78                    0.84                            0.29
79                    0.91                            0.33
80                    0.89                            0.37
81                    0.76                            0.41
82                    0.84                            0.41
83                    0.95                            0.41
84                    1.21                            0.41
85                    1.52                            0.44
86                    1.72                            0.5
87                    1.17                            0.6
88                    1.92                            0.72
89                    2.18                            0.84
90                    1.93                            0.94
91                    1.8                             0.94
92                    2.06                            0.94
93                    2.37                            1.06
94                    2.64                            1.18
95                    2.95                            1.3
96                    3.27                            1.47
97                    3.66                            1.67
98                    4                               1.88

                                                                               5
following table summarizes net income by line of business for each of the last three years:

---------------------------------------------------------------
                                           NET INCOME
                                 ------------------------------
     (DOLLARS IN MILLIONS)         1998       1997       1996
---------------------------------------------------------------
Corporate banking                $  324.0   $  257.0   $  226.5
Retail banking                      723.6      683.6      645.9
Fee-based businesses                210.8      133.9      121.8
Parent and other                   (187.7)      47.7        (.7)
---------------------------------------------------------------
Consolidated total               $1,070.7   $1,122.2   $  993.5
---------------------------------------------------------------
Total excluding merger and
  restructuring expenses         $1,332.6   $1,157.1   $1,042.6
---------------------------------------------------------------

   The increase in corporate banking net income in both 1997 and 1998 was due primarily to loan and fee income growth coupled with lower credit costs.
   The increase in retail banking net income in both years was due mainly to higher fee income. Declining spreads on deposits tended to offset the effect of higher lending volumes.
   The increases in net income in the fee-based businesses reflect improved mortgage banking results, particularly in 1998. In addition, the personal wealth management and institutional trust businesses also contributed to the improving trend, aided by strong equity markets and new business. Partially offsetting these improvements were declines at the item-processing unit, National Processing, Inc. (National Processing), driven by higher expenses.
   The decline in the parent and other category in 1998 reflects merger and restructuring expense partially offset by securities gains. In 1997, the increase was due to a higher contribution from the investment/funding unit.

NET INTEREST INCOME
Net interest income increased in 1998 as a result of the Fort Wayne acquisition, which added approximately $87 million, and strong loan growth, partially offset by a lower net interest margin. The decline in the net interest margin over the past two years was due primarily to the combination of a lower yield on earning assets, the reliance on higher cost borrowed funds to fund loan growth, and a lower contribution from free funds.
   The following table reconciles net interest income shown in the financial statements to tax-equivalent net interest income used to compute the net interest margin. To compare the non-taxable asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate tax rate of 35%.

-----------------------------------------------------------------
  (Dollars in Millions)       1998         1997         1996
-----------------------------------------------------------------
Net interest income         $2,911.6     $2,810.3     $2,845.1
Tax equivalent adjustment       40.3         43.0         38.4
-----------------------------------------------------------------
Net interest income -
  tax equivalent            $2,951.9     $2,853.3     $2,883.5
-----------------------------------------------------------------
Average earning assets      $ 71,747     $ 65,259     $ 64,535
-----------------------------------------------------------------
Net interest margin             4.11%        4.37%        4.47%
-----------------------------------------------------------------


[CHART 2: RETURN ON AVERAGE COMMON EQUITY]
(net income, excluding merger and restructuring charges, divided by average common equity)


      National City       Top 50 Banks
93        18.38              16.04
94        16.39              15.5
95        15.82              16.16
96        17.53              16
97        18.77              17.2
98        19.18              16






[CHART 3: RETURN ON AVERAGE ASSETS]
(net income, excluding merger and restructuring charges, divided by average assets)


      National City       Top 50 Banks
93        1.37                .86
94        1.23                .46
95        1.18                .49
96        1.47                .49
97        1.61                .54
98        1.66                .48

   National City's net interest income is affected by the use of off-balance sheet financial instruments (derivatives). The following table summarizes the contribution of derivatives to net interest income. Amounts in brackets represent a reduction of the related interest income or expense line.

----------------------------------
      (Dollars in Millions)          1998      1997      1996
----------------------------------
INTEREST ADJUSTMENT TO:
  Loans                             $  1.2    $  9.2    $ 21.9
  Securities                          (1.0)     (2.5)     (1.0)
--------------------------------------------------------------
  Earning assets                        .2       6.7      20.9
  Interest-bearing liabilities       (40.0)    (35.6)    (22.0)
--------------------------------------------------------------
EFFECT ON NET INTEREST INCOME       $ 40.2    $ 42.3    $ 42.9
--------------------------------------------------------------

   The effects of changing interest rates on corporate performance are more fully discussed in the Market Risk Management discussion beginning on page 14.
   The following table shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of assets and liabilities:

----------------------------------------------------------------------------------------
                                1998 VS. 1997                      1997 vs. 1996
                       -------------------------------     -----------------------------
                             DUE TO                              Due to
                            CHANGE IN                          Change in
(Dollars in            -------------------       NET       ------------------      Net
Millions)              VOLUME       RATE*      CHANGE      Volume      Rate*      Change
----------------------------------------------------------------------------------------
INCREASE (DECREASE) IN TAX EQUIVALENT INTEREST INCOME --
 Loans**               $456.2      $(135.8)    $320.4      $104.0      $(43.4)    $ 60.6
 Securities              54.8         (7.7)      47.1       (18.8)       10.3       (8.5)
 Short-term
   investments           27.8         (3.9)      23.9        (9.2)        5.3       (3.9)
----------------------------------------------------------------------------------------
TOTAL                  $538.8      $(147.4)    $391.4      $ 76.0      $(27.8)    $ 48.2
----------------------------------------------------------------------------------------

(INCREASE) DECREASE IN INTEREST EXPENSE --
 NOW and money market
  accounts             $(64.6)     $  20.2     $(44.4)     $  6.5      $(44.6)    $(38.1)
 Savings                 17.9          1.8       19.7         3.7        17.5       21.2
 Time deposits           63.1          8.7       71.8        78.1         3.5       81.6
 Borrowed funds        (377.5)        37.6     (339.9)     (144.7)        1.6     (143.1)
----------------------------------------------------------------------------------------
TOTAL                  $(361.1)    $  68.3     $(292.8)    $(56.4)     $(22.0)    $(78.4)
----------------------------------------------------------------------------------------
INCREASE (DECREASE) IN TAX EQUIVALENT NET
 INTEREST INCOME                               $ 98.6                             $(30.2)
----------------------------------------------------------------------------------------

 * Changes in interest income and interest expense not arising solely from rate or volume variances are included in rate variances.

** Includes mortgage loans held for sale.
--------------------------------------------------------------------------------

NONINTEREST INCOME

-------------------------------------------------------------------
   (Dollars in Thousands)         1998         1997         1996
-------------------------------------------------------------------
Item processing revenue        $  484,503   $  393,115   $  364,512
Service charges on deposits       384,938      359,268      323,636
Trust and investment
  management fees                 311,050      278,793      255,598
Card-related fees                 201,168      205,631      191,272
Mortgage banking revenue          327,247      158,544      109,670
Service fees - other               91,869       93,936       80,713
Brokerage revenue                  90,477       75,374       65,053
Real estate owned income            5,012        9,647        8,768
Other                             283,419      192,085      129,265
-------------------------------------------------------------------
TOTAL FEES AND OTHER INCOME    $2,179,683   $1,766,393   $1,528,487
-------------------------------------------------------------------
 Securities gains                 134,459       81,239      108,650
-------------------------------------------------------------------
TOTAL NONINTEREST INCOME       $2,314,142   $1,847,632   $1,637,137
-------------------------------------------------------------------

   Total fees and other income increased 23.4% in 1998 and 15.6% in 1997. The Fort Wayne acquisition added approximately $23 million to fee income in 1998 primarily within trust and investment management fees and service charges on deposits. Lower service fees earned on securitized credit card receivables, which have begun to amortize, reduced card-related fees in 1998.
   Item processing revenue generated by National Processing increased 23.2% in 1998 and 7.8% in 1997. The increase in 1998 was due to acquisitions and an increase in merchant card revenue, offset by a decline in National Processing's merchant check and remittance operations. The increase in 1997 was primarily due to acquisitions.
   Deposit service charges increased 7.1% in 1998 and 11.0% in 1997. The increase in 1998 was primarily due to an increase in debit card and other transaction volume as well as an increase in cash management revenue. The increase in 1997 was primarily due to the implementation of a uniform fee structure across the National City franchise.
   Trust and investment management fees, which include both institutional trust and personal wealth management, increased 11.6% in 1998 and 9.1% in 1997. Revenue growth occurred in both periods due to new business volume and an increase in the market value of assets under management. At December 31, 1998, total assets under administration were $141.5 billion, compared to $106.3 billion at year-end 1997. Of that number, managed assets were $68.3 billion at December 31, 1998, compared to $55.4 billion at year-end 1997.
   Mortgage banking revenue increased 106.4% in 1998 and 44.6% in 1997. Revenue growth in 1998 was driven by a favorable rate environment which increased the volume of loan originations to $20.1 billion in 1998, up from $8.4 billion in 1997. Pre-tax gains on mortgage loans sold totaled $211.0 million, $79.1 million and

$47.8 million in 1998, 1997 and 1996, respectively. The volume of loans originated in 1998 also increased the size of the servicing portfolio to $35.2 billion at December 31, 1998, compared to $24.9 billion at December 31, 1997, and related servicing revenue. The increase in mortgage banking revenue in 1997 was also due to a favorable rate environment and the February 1997 acquisition of a mortgage origination business.
   Brokerage revenue increased 20.0% in 1998 and 15.9% in 1997. Fueled by a strong equity market and aggressive marketing, the increase in both years reflects both higher retail brokerage sales and investment banking revenue.
   The growth in other income in 1998 was primarily attributable to an increase in the cash surrender value of company-owned life insurance, and higher income related to venture capital and trading activities. Other income included branch sale gains of $52.1 million, $31.9 million and $38.9 million, in 1998, 1997 and 1996, respectively. Also in 1997, a gain of $18.8 million was realized from the sale of First of America's Florida-based banking operations, along with $13.0 million in equity appreciation on a private partnership investment.
   Net realized securities gains and losses are summarized as follows:

-----------------------------------------------------------------
     (Dollars in Thousands)          1998       1997       1996
-----------------------------------------------------------------
Net realized gains (losses) --
 debt securities                   $ 24,553   $ (3,633)  $  6,342
Tax expense (benefit)                 8,594     (1,271)     2,219
-----------------------------------------------------------------
  After tax                        $ 15,959   $ (2,362)  $  4,123
-----------------------------------------------------------------
Net realized gains -- equity
 securities                        $109,906   $ 84,872   $102,308
Tax expense                          38,467     29,862     27,544
-----------------------------------------------------------------
  After tax                        $ 71,439   $ 55,010   $ 74,764
-----------------------------------------------------------------
Effect on net income               $ 87,398   $ 52,648   $ 78,887
-----------------------------------------------------------------
Effect on earnings per share       $    .26   $    .16   $    .23
-----------------------------------------------------------------

NONINTEREST EXPENSE
The following table provides details of noninterest expense for the last three years:

------------------------------------------------------------------
   (Dollars in Thousands)        1998         1997         1996
------------------------------------------------------------------
Salaries                      $1,309,820   $1,165,604   $1,109,160
Benefits and other personnel     284,937      283,841      270,630
Equipment                        212,871      204,862      193,601
Net occupancy                    202,664      193,555      197,014
Third party services             226,262      176,084      196,928
Credit card fees                 139,416      126,108      118,796
Postage and supplies             141,525      130,491      138,319
FDIC assessments                   6,815        9,292       34,479
State and local taxes             45,687       47,977       48,474
Marketing and public
  relations                       63,608       69,083      104,538
Transportation                    52,621       47,325       44,669
Telephone                         74,963       63,420       59,675
Other real estate owned            9,016        9,773       10,658
Amortization of intangibles       65,186       49,140       62,992
Other                            162,346      150,113      135,800
------------------------------------------------------------------
                               2,997,737    2,726,668    2,725,733
------------------------------------------------------------------
Merger and restructuring         379,376       65,902       74,745
------------------------------------------------------------------
TOTAL                         $3,377,113   $2,792,570   $2,800,478
------------------------------------------------------------------
Full-time equivalent staff        41,218       40,630       38,434
------------------------------------------------------------------

   In 1998, merger and restructuring expenses were incurred in connection with the First of America and Fort Wayne transactions. In 1997, merger and restructuring expenses included $33.3 million in costs associated with reorganizing National City's six Ohio banking subsidiaries under a single statewide charter, $19.3 million in connection with the First of America merger and $13.3 million in severance and reorganization costs at National Processing. In 1996, merger and restructuring expenses were incurred in connection with the Integra Financial Corporation Merger.
   The purchase acquisition of Fort Wayne added approximately $80 million to operating expenses in 1998.
   Salary and other personnel expenses increased in both years as a result of acquisitions and higher incentive-based compensation associated with increased business activity. In 1998, the increase was also driven by internal and contract labor costs associated with technology initiatives and the Year 2000 Project, offset by lower benefit costs.
   Third party service fees have fluctuated over the past three years. In 1998, the increase was due to the outsourcing of credit card processing to a third party vendor, increased brokerage clearing fees and other consulting costs. In 1997, the decline was primarily due to savings arising from the Integra Financial Corporation merger.
   FDIC assessments decreased in 1998 and 1997 as a result of the statutory reduction in the Federal Deposit Insurance Corporation's deposit insurance premiums. In 1996, a one-time assessment of $22.0 million was incurred in connection with the recapitalization of the Savings Association Insurance Fund
(SAIF).

   Marketing and public relations expense in 1996 included a $30.4 million contribution to National City's Charitable Contributions Foundation.
   Overhead performance by line of business is summarized in the table below:

-------------------------------------------------------------------------------------------
                              1998                    1997                    1996
                      ---------------------   ---------------------   ---------------------
                      OVERHEAD   Efficiency   Overhead   Efficiency   Overhead   Efficiency
                       RATIO       Ratio       Ratio       Ratio       Ratio       Ratio
-------------------------------------------------------------------------------------------
Corporate banking       22.3%       38.2%       27.3%       41.6%       32.1%       44.2%
Retail banking          39.3        53.0        41.4        54.3        46.2        57.1
Fee-based businesses      --        75.6          --        78.7          --        77.5
Parent and other          --          --          --          --          --          --
-------------------------------------------------------------------------------------------
TOTAL                   40.6%       65.8%       36.0%       60.5%       44.1%       63.5%
-------------------------------------------------------------------------------------------
Excluding merger and
  restructuring
  expenses              27.7%       58.4%       33.7%       59.0%       41.5%       61.8%
-------------------------------------------------------------------------------------------

   The overhead ratio calculates noninterest expense less fee and other income as a percentage of tax equivalent net interest income. The efficiency ratio calculates noninterest expense as a percentage of fee and other income plus tax-equivalent net interest income. The fee-based businesses generally have lower gross margins than the banking businesses. Consequently, growth in these businesses penalizes the efficiency ratio. Conversely, strong fee income benefits the overhead ratio.

EARNING ASSETS
Average earning assets for 1998 were $71,747 million compared to $65,259 million in 1997 and $64,535 million in 1996. The 9.9% increase in 1998 over 1997 was primarily due to a 10.1% increase in average loans and a 9.3% increase in securities and other earning assets. The increase in 1997 was due to a 2.3% increase in average loans, offset by a 3.2% decline in securities and other earning assets.
   LOANS: Ending loan balances for the last five years are summarized in the following table:

------------------------------------------------------------------------
 (DOLLARS IN MILLIONS)    1998      1997      1996      1995      1994
------------------------------------------------------------------------
Commercial               $22,243   $18,218   $15,739   $15,437   $13,887
Real
  estate -- commercial     6,252     6,411     6,817     6,626     6,185
Real
  estate -- residential    9,664     9,987    11,164    11,755    10,969
Consumer                  14,823    12,357    12,009    11,662    11,438
Credit card                1,852     2,048     2,240     2,531     3,040
Home equity                3,177     2,973     2,473     2,116     1,877
------------------------------------------------------------------------
TOTAL LOANS              $58,011   $51,994   $50,442   $50,127   $47,396
------------------------------------------------------------------------

   The various categories of loans are subject to varying levels of risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies.
   Commercial: Commercial loans grew throughout 1998 due to strong demand in local markets, aggressive sales efforts and competitive product offerings.
   The majority of the commercial loan portfolio consists of loans made to middle-market customers in National City's six-state market. The loan mix is diverse, covering a broad range and number of borrowers. There are no concentrations of loans in any one industry and as a matter of policy, emerging concentrations within a particular industry are continually monitored and controlled. International loans totaled approximately $40 million in both 1998 and 1997.

CHART 4: AVERAGE LOANS

Loan growth in 1998 was strongest in the domestic commercial and consumer installment categories, aided by a healthy economy, a broad product line, and the purchase acquisition of Fort Wayne.

                                 93      94     95      96      97      98
CONSUMER LOANS
  Revolving Credit             3.444   4.051   4.62    4.502   4.772   4.962
  Real Estate - Residential    8.949   9.877  11.784  11.756  11.34   11.846
  Consumer                     9.496  10.956  11.754  12.055  12.113  13.499

CORPORATE LOANS
  Real Estate - Commercial     5.667   6.097   6.661   6.766   6.561   6.407
  Commercial                  13.001  13.347  14.485  15.363  16.837  20.135


   An analysis of the maturity and interest rate sensitivity of commercial loans at the end of 1998 follows:

---------------------------------------------------------------------
                         One Year     One to        Over
 (Dollars in Millions)   or Less    Five Years   Five Years    Total
---------------------------------------------------------------------
Variable rate             $8,653      $6,960       $1,961     $17,574
Fixed rate                 1,260       2,570          839       4,669
---------------------------------------------------------------------
TOTAL                     $9,913      $9,530       $2,800     $22,243
---------------------------------------------------------------------

   Commercial Real Estate: At December 31, 1998, total commercial real estate loans comprised 10.8% of the total loan portfolio compared to 12.3% in 1997. The portfolio contains no concentrations of real estate loans in any deteriorating economic areas.
   The following table presents a breakdown of commercial mortgage loans (excluding owner-occupied) at December 31, 1998 by state and project type:

------------------------------------------------------------
                   (Dollars in Millions)
------------------------------------------------------------
BY STATE:                          BY PROJECT:
    Ohio                $1,691     Apartments       $1,031
    Michigan             1,014     Retail              960
    Illinois               415     Office              888
    Indiana                354     Industrial          223
    Pennsylvania           306     Healthcare          167
    Kentucky               263     Land                165
    Florida                 64     Condo/Single
    Other                  246     Family              154
                                   Other               765
------------------------------------------------------------
TOTAL                   $4,353     TOTAL            $4,353
------------------------------------------------------------

   Activities in commercial real estate are based primarily on relationships with developers who are active in National City's local markets, with more than 90% of outstandings in National City's six-state market.

   Consumer: 73% of the portfolio is comprised of installment loans of which a majority are automobile sales financing; 65% of these loans are indirect and 97% are at fixed rates. The auto lease portfolio grew 56.2% to $1,528.5 million at December 31, 1998 compared to $978.5 million at year-end 1997.
   Credit Card: In 1998, credit card balances declined as a result of attrition. The decline in credit card outstandings in 1997 and 1996 was primarily due to the sale of credit card receivables. Off-balance sheet securitized credit cards totaled $770 million and $870 million at December 31, 1998 and 1997, respectively.
   SECURITIES: Summary information with respect to the securities portfolio at December 31 follows:

----------------------------------------------------------------
                        1998                 1997        1996
     (DOLLARS IN      AMORTIZED    1998    Amortized   Amortized
      MILLIONS)         COST      Yield*     Cost        Cost
----------------------------------------------------------------
U.S. TREASURY AND FEDERAL AGENCY DEBENTURES:
  Under 1 year         $   105     6.54%    $   404     $   652
  1 to 5 years             714     5.30       1,154       2,259
  5 to 10 years            393     5.52       1,170       1,094
  Over 10 years             --       --       2,346       1,709
----------------------------------------------------------------
TOTAL                    1,212     5.47       5,074       5,714
----------------------------------------------------------------
MORTGAGE-BACKED SECURITIES:
  Under 1 year           1,211     6.25         387         122
  1 to 5 years           4,918     6.60       3,277       2,619
  5 to 10 years          3,388     6.11       1,211       1,635
  Over 10 years            202     6.01         349         501
----------------------------------------------------------------
TOTAL                    9,719     6.37       5,224       4,877
----------------------------------------------------------------
ASSET-BACKED AND CORPORATE DEBT SECURITIES:
  Under 1 year             762     6.13         453          95
  1 to 5 years           1,953     6.27         814         625
  5 to 10 years            294     6.41         231         233
  Over 10 years             35     7.28          70         112
----------------------------------------------------------------
TOTAL                    3,044     6.28       1,568       1,065
----------------------------------------------------------------
STATES AND POLITICAL SUBDIVISIONS:
  Under 1 year              52    10.28         101          58
  1 to 5 years             120     9.82          98         136
  5 to 10 years            324     8.37         494         135
  Over 10 years            421     8.22         122         321
----------------------------------------------------------------
TOTAL                      917     8.60         815         650
----------------------------------------------------------------
OTHER SECURITIES:
  Under 1 year              --       --          --         183
  1 to 5 years              --       --          --           2
  5 to 10 years             --       --          --           3
  Over 10 years            809       --         585         678
----------------------------------------------------------------
TOTAL                      809       --         585         866
----------------------------------------------------------------
TOTAL SECURITIES       $15,701     6.40%    $13,266     $13,172
----------------------------------------------------------------

* Yield on debt securities only; equity securities excluded.
------------------------------------------------------------

   Yields on tax-exempt securities are calculated on a tax equivalent basis using the marginal Federal income tax rate of 35%. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives. Equity securities are included in other securities over 10 years.
   The portfolio yield at December 31, 1998 was 6.40% compared to 6.60% at December 31, 1997. The decrease in portfolio yield is attributable to lower reinvestment rates and a decline in higher yielding assets that matured, prepaid or were called.
   Investments in collateralized mortgage obligations (CMOs) totaled $4.6 billion and $5.9 billion at December 31, 1998 and 1997, respectively. CMOs and all mortgage-backed securities are continually monitored and subjected to stress tests for price and average life sensitivity. The amount of mortgage-backed securities that are either variable or adjustable rate totaled $692 million at December 31, 1998, or 7% of total mortgage-backed securities.

ASSET QUALITY
NONPERFORMING ASSETS: A summary of nonaccrual and restructured loans and other nonperforming assets at December 31 follows:

------------------------------------------------------------------------------
 (DOLLARS IN MILLIONS)      1998       1997       1996       1995       1994
------------------------------------------------------------------------------
COMMERCIAL:
 Nonaccrual                $  95.4    $ 108.9    $ 119.6    $ 150.1    $  94.0
 Restructured                   .4        1.1        3.5       10.6        2.8
------------------------------------------------------------------------------
TOTAL COMMERCIAL              95.8      110.0      123.1      160.7       96.8
------------------------------------------------------------------------------
REAL ESTATE MORTGAGE:
 Nonaccrual                  120.2      123.4      104.5      137.3      173.5
 Restructured                  2.6        4.4        6.1        5.9        8.9
------------------------------------------------------------------------------
TOTAL REAL ESTATE
  MORTGAGE                   122.8      127.8      110.6      143.2      182.4
------------------------------------------------------------------------------
TOTAL NONPERFORMING
  LOANS                      218.6      237.8      233.7      303.9      279.2
Other real estate owned
  (OREO)                      29.9       35.5       48.7       52.5       87.4
------------------------------------------------------------------------------
TOTAL NONPERFORMING
  ASSETS                   $ 248.5    $ 273.3    $ 282.4    $ 356.4    $ 366.6
------------------------------------------------------------------------------
Loans 90 days past due
 accruing interest         $ 209.5    $ 136.1    $ 133.8    $  92.8    $  69.5
------------------------------------------------------------------------------

NONPERFORMING LOANS AND OREO AS A PERCENT OF:
  Loans and OREO                .4%        .5%        .6%        .7%        .8%
  Assets                        .3         .4         .4         .5         .5
  Equity                       3.5        4.4        4.5        6.0        7.3
------------------------------------------------------------------------------

   All loans considered impaired under SFAS No. 114 are included in non-performing loans.
   Commercial and residential real estate loans are designated as nonperforming when payments are 90 or more days past due, when credit terms are renegotiated below market levels, or when individual analysis of a borrower's creditworthiness indicates that a credit should be placed on nonaccrual status, unless the loan is adequately collateralized and is in the process of collection.
   Consumer loans are reported as "90 days past due accruing interest" once the 90-day criterion has been met, and are charged off in the month in which the loan becomes 120 days past due. Generally, when loans are classified as nonperforming or impaired, unpaid accrued interest is written off and future income may be recorded only as cash payments are received.
   Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. A summary of actual income booked on nonperforming loans versus their full contractual yields for each of the past five years follows:

------------------------------------------------------------------------------
 (Dollars in Millions)      1998       1997       1996       1995       1994
------------------------------------------------------------------------------
Income potential based
 on original contract      $44.7      $31.5      $35.3      $34.4      $34.9
Actual income               10.2       13.1       15.9       15.2       14.1
------------------------------------------------------------------------------

CHART 5: NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS


                 93     94      95      96      97      98         National City has consistently
                                                                   outperformed the banking
                                                                   industry in credit quality.

National City  0.50    0.36    0.42    0.46    0.44    0.37     -- National City
Top 50 Banks   0.86    0.46    0.49    0.49    0.54    0.48     -- Top 50 Banks

   ALLOWANCE FOR LOAN LOSSES: The following table presents a reconciliation of the allowance for loan losses:

--------------------------------------------------------------------------------
  (Dollars in Millions)       1998       1997       1996       1995       1994
--------------------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                     $941.9     $958.7     $947.0     $934.6     $874.0
Provision                     201.4      225.4      239.9      205.0      195.9
Allowance related to loans
 acquired (sold)               27.4      (19.5)        .1       11.6       21.2
CHARGE-OFFS:
 Commercial                    43.7       63.7       67.0       59.3       68.5
 Real estate -- commercial      9.3        8.1        6.1        7.8        7.6
 Real
  estate -- residential         9.0        7.2       11.1       27.8       28.6
 Consumer                     154.9      165.3      176.3      132.4       82.1
 Credit card                   95.7      111.8      115.3      108.0       88.4
 Home equity                    8.8        4.7        4.9        2.6        1.7
--------------------------------------------------------------------------------
TOTAL CHARGE-OFFS             321.4      360.8      380.7      337.9      276.9
--------------------------------------------------------------------------------
RECOVERIES:
 Commercial                    25.4       28.1       40.0       31.5       43.3
 Real estate -- commercial      7.3        7.2        4.0        3.8        2.1
 Real
  estate -- residential          .7        1.3        5.8       10.0        5.5
 Consumer                      64.3       78.6       80.8       67.0       48.4
 Credit card                   19.8       21.2       20.5       19.7       20.1
 Home equity                    3.4        1.7        1.3        1.7        1.0
--------------------------------------------------------------------------------
TOTAL RECOVERIES              120.9      138.1      152.4      133.7      120.4
--------------------------------------------------------------------------------
Net charge-offs               200.5      222.7      228.3      204.2      156.5
--------------------------------------------------------------------------------
BALANCE AT END OF YEAR       $970.2     $941.9     $958.7     $947.0     $934.6
--------------------------------------------------------------------------------
Ratio of ending allowance
 to ending loans               1.67%      1.81%      1.90%      1.89%      1.97%
--------------------------------------------------------------------------------

   Net charge-offs as a percentage of average loans by portfolio type are shown in the following table:

--------------------------------------------------------------------------------
                              1998       1997       1996       1995       1994
--------------------------------------------------------------------------------
Commercial                      .09%       .21%       .18%       .20%       .19%
Real estate -- commercial       .03        .01        .03        .06        .09
Real estate -- residential      .08        .06        .05        .15        .23
Consumer                        .67        .72        .79        .56        .31
Credit card                    4.08       4.37       4.23       3.37       2.59
Home equity                     .17        .11        .16        .04        .05
TOTAL NET CHARGE-OFFS TO
 AVERAGE LOANS                  .37%       .44%       .46%       .42%       .36%
--------------------------------------------------------------------------------

   Consumer and credit card loans are charged off within industry norms, while commercial loans are evaluated individually.
   The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.
   The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience.
   The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in mix and volume of the portfolio.
   The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the individual markets in which National City operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.
   An allocation of the ending allowance for loan losses by major loan type follows:

------------------------------------------------------------------------------
 (DOLLARS IN MILLIONS)      1998       1997       1996       1995       1994
------------------------------------------------------------------------------
Commercial                 $217.8     $196.3     $197.0     $232.1     $201.6
Real estate mortgage         88.1       85.0       89.7      121.3      166.6
Consumer                    135.6      154.3      153.9      152.5      131.2
Revolving credit            101.7       81.3       82.2       77.2       70.0
Unallocated                 427.0      425.0      435.9      363.9      365.2
------------------------------------------------------------------------------
TOTAL                      $970.2     $941.9     $958.7     $947.0     $934.6
------------------------------------------------------------------------------

   The following table shows the percentage of loans in each category to total loans at year-end:

--------------------------------------------------------------------
                           1998     1997     1996     1995     1994
--------------------------------------------------------------------
Commercial                 38.2%    35.1%    31.3%    30.8%    29.4%
Real
 estate -- commercial      10.8     12.3     13.5     13.2     13.0
Real
 estate -- residential     16.7     19.2     22.1     23.5     23.1
Consumer                   25.6     23.8     23.8     23.3     24.1
Credit card                 3.2      3.9      4.4      5.0      6.4
Home equity                 5.5      5.7      4.9      4.2      4.0
--------------------------------------------------------------------
TOTAL                     100.0%   100.0%   100.0%   100.0%   100.0%
--------------------------------------------------------------------

DEPOSITS AND BORROWED FUNDS
Providing a stable source of low-cost funding, core deposits include noninterest bearing demand deposits, NOW and money market accounts, savings accounts and time deposits of individuals. Average core deposits were $49.8 billion in 1998 compared to $49.1 billion in 1997. The increase was due to the acquisition of Fort Wayne, with the balance mix shifting toward money market products from savings and certificate of deposit accounts.
   Short- and long-term borrowed funds provided most of the funding to support loan growth. Average borrowed funds were $22.0 billion in 1998 compared to $15.4 billion in 1997.
   A maturity distribution of certificates of deposit of $100,000 or more at year-end follows:

-------------------------------------------------------------
           (DOLLARS IN MILLIONS)              1998      1997
-------------------------------------------------------------
DUE IN:
  3 months or less                           $2,415    $1,714
  3 to 6 months                                 572       616
  6 to 12 months                                557       636
  Over 1 year                                 1,936     2,271
-------------------------------------------------------------
TOTAL                                        $5,480    $5,237
-------------------------------------------------------------

   Details regarding federal funds borrowed and security repurchase agreements follow:

---------------------------------------------------------------
        (DOLLARS IN MILLIONS)           1998     1997     1996
---------------------------------------------------------------
Balance at December 31                 $9,427   $4,811   $5,157
Maximum outstanding at any month-end    9,738    5,945    5,267
Daily average amount outstanding        7,242    5,019    4,603
Weighted daily average interest rate     4.89%    4.70%    5.40%
Weighted daily interest rate for
 amounts outstanding at December 31      4.30%    5.54%    5.82%
---------------------------------------------------------------

CAPITAL
The Corporation has consistently maintained regulatory capital ratios at or above the "well capitalized" standards. For further detail on capital ratios, see Note 12 to the Consolidated Financial Statements.
   On October 26, 1998, the Board of Directors authorized the repurchase of up to 30 million shares of National City common stock in the open market or through privately negotiated transactions subject to an aggregate purchase limit of $2.7 billion. Five million shares were repurchased during the fourth quarter of 1998.
   The total market capitalization of the Corporation was approximately $23.7 billion at December 31, 1998, and there were 71,592 common stockholders of record.
   Quarterly dividends paid per share and common stock prices follow:

-------------------------------------------------------------------
      NYSE: NCC        First    Second    Third    Fourth     Year
1998
  Dividends paid       $  .46  $  .46     $  .48    $  .48   $ 1.88
  High                  74.81   77.50      74.00     74.00    77.50
  Low                   56.94   65.38      57.00     58.75    56.94
  Close                 73.31   71.00      65.94     72.50    72.50
1997
  Dividends paid       $  .41  $  .41     $ .425    $ .425   $ 1.67
  High                  54.63   55.25      64.88     67.56    67.56
  Low                   42.50   44.63      52.25     54.13    42.50
  Close                 46.63   52.50      61.56     65.75    65.75
-------------------------------------------------------------------

   Cash dividend payout is continually reviewed by management and the Board of Directors. For the past three- and five-year periods, the dividend payout ratio, excluding merger and restructuring expenses, has averaged 47.29% and 48.86%, respectively.
   In December 1998, the Board of Directors declared a first quarter 1999 dividend of $.52 per common share, representing an 8.3% increase. The dividend is payable February 1 to stockholders of record on January 11, 1999, and continues the pattern of increasing the dividend twice per year.




CHART 6: BOOK VALUE AND STOCK PRICE HISTORY
(adjusted for stock splits; not restated for poolings)

Over the past 20 years, the
compounded annual rate of
total return on National City
common stock including
reinvestment of dividends,
was 19.3% versus 17.6% for
the S&P 500.

Stock Price Range
                 High             Low
        78       7.19             5.71
        79       6.82             5.89
        80       6.41             4.41
        81       5.56             4.26
        82       5.41             3.45
        83       6.89             4.49
        84       8.61             5.78
        85      11.28             8.39
        86      16.46            10.95
        87      19.13            11.94
        88      16.82            13.88
        89      20.75            15.38
        90      19.94            11.32
        91      21.13            14.07
        92      24.82            17.94
        93      28.06            23.13
        94      29               23.75
        95      33.75            25.25
        96      47.25            30.63
        97      67.56            42.5
        98      77.5             56.94


Year-End Stock Price
        78              5.95
        79              6.39
        80              5.08
        81              4.52
        82              4.78
        83              6.89
        84              8.47
        85             10.97
        86             15.29
        87             14.56
        88             16.44
        89             19.56
        90             15.63
        91             18.63
        92             24.81
        93             24.5
        94             25.88
        95             33.13
        96             44.88
        97             65.75
        98             72.5


Book Value Per Share
        78              5.81
        79              6.34
        80              6.83
        81              7.18
        82              7.69
        83              8.24
        84              8.65
        85              8.74
        86             10.4
        87             10.58
        88             10.92
        89             12.43
        90             13.39
        91             14.24
        92             14.54
        93             16.15
        94             16.36
        95             18.8
        96             19.86
        97             20.28
        98             21.38

LIQUIDITY MANAGEMENT
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.
   Funds are available from a number of sources, including the securities portfolio, the core deposit base, the ability to acquire large deposits and issue bank notes in the local and national markets, and the capability to securitize or package loans for sale.
   The parent company has four major sources of funding to meet its liquidity requirements: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement and access to the capital markets.
   The main source for parent company cash requirements has been dividends from its subsidiaries. At January 1, 1999, $904.6 million was available within the bank subsidiaries to pay parent company dividends without prior regulatory approval, versus $501.2 million at January 1, 1998. During 1998, subsidiary banks declared $752.2 million in dividends to the parent company.
   As discussed in Item 1 of Form 10-K (page 45), subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 24 may not represent cash immediately available to National City's stockholders.
   Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support short-term cash needs.
   National City has a $350 million revolving credit agreement with a group of unaffiliated banks which serves as a back-up liquidity facility. The agreement expires February 1, 2001, with a provision to extend the expiration date under certain circumstances. No borrowings have occurred under this facility.
   The parent company also has in place a $250 million shelf registration with the Securities and Exchange Commission permitting ready access to the public debt and preferred stock markets.

FORWARD-LOOKING STATEMENTS
The sections that follow, MARKET RISK MANAGEMENT and OTHER, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions, the Corporation's ability to execute its business plans, including its plan to address the Year 2000 issue, and the ability of third parties to effectively address their Year 2000 issues. Although National City believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

MARKET RISK MANAGEMENT
   Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. National City's market risk is composed primarily of interest rate risk. The Asset/Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors.
   ASSET/LIABILITY MANAGEMENT: The primary goals of asset/liability management are to maximize net interest income and the net value of the Corporation's future cash flows within the interest rate risk limits set by ALCO.
   Interest Rate Risk Measurement: Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings simulation modeling and net present value estimation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
   Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specified time period. The cumulative one-year gap, at year-end, was (8.8%) of total earning assets adjusted for off-balance sheet investment surrogates. The policy limit for the one-year gap is plus or minus 15% of adjusted total earning assets.
   Core deposits and loans with noncontractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
   The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the timeframes in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
   Earnings Simulation: The earnings simulation model forecasts one- and two-year net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
   The most recent earnings simulation model projects net income would increase by approximately 2.2% of stable-rate net income if rates fall gradually by two percentage points over the next year. It projects a decrease of approximately 2.8% if the rates rise gradually by two percentage points, well within the (5.0%) policy limit. Management believes this reflects a slight liability-sensitive rate risk position for the one-year horizon. Within a two-year horizon, and assuming an additional 200 basis point move in rates, the model forecasts that net income would fall below that earned in a stable rate environment by 2.5% in a falling rate scenario and fall by 7.9% in a rising rate scenario. Both of these forecasts are within the two-year policy guideline of (15.0%).
   Net income is also subject to changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates. Conversely, a steepening would result in increased earnings as investment margins widen. The earnings impact of these twist scenarios is modeled on a monthly basis and results of this analysis indicate an acceptable level of risk. Earnings are also affected by changes in spread relationships between key rate indices, such as Prime and Fed Funds. Variability between these key rate indices is simulated on a monthly basis. Management believes the earnings exposure to this variability is modest.
   This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in two-year assets, as are the portion of derivatives used as off-balance sheet investment alternatives. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Noncontractual deposit growth rates and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed periodically and reviewed by ALCO.
   Net Present Value: The Net Present Value (NPV) of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The resulting percentage change in NPV is an indication of the longer term repricing risk and options risk embedded in the balance sheet.
   At year-end, a 150 basis point immediate increase in rates is estimated to reduce NPV by 3.8%. Additionally, NPV is projected to decrease by 3.7% if rates fall by 150 basis points. Policy limits restrict this amount to (10.0%) of NPV. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 150 basis points or more is an event that has less than a .1% chance of occurrence.
   As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.
   Summary information about each of the three interest-rate risk measures is presented below:

----------------------------------------------------------------------------------------------------------------------------
                                                         Year-end    Average    Maximum    Minimum    Year-end       ALCO
                                                           1998       1998       1998       1998        1997      Guidelines
----------------------------------------------------------------------------------------------------------------------------
Static 1-Year Cumulative Gap                               -8.8%      -8.1%      -6.0%      -10.6%      -8.8%       -15.0%
1-Year Net Income Simulation Projection
 -200 bp Ramp vs. Stable Rate                               2.2%       2.2%       2.9%        1.5%       1.7%       - 5.0%
 +200 bp Ramp vs. Stable Rate                              -2.8%      -2.9%      -2.3%      - 3.6%      -1.8%       - 5.0%
2-Year Net Income Simulation Projection
 -200 bp Ramp vs. Stable Rate                              -2.5%      -1.2%       1.5%      - 4.1%      -2.7%       -15.0%
 +200 bp Ramp vs. Stable Rate                              -7.9%      -7.4%      -4.9%      - 9.5%      -7.2%       -15.0%
Static Net Present Value Change
 -150 bp Shock vs. Stable Rate                             -3.7%      -4.2%      -2.3%      - 5.9%      -3.5%       -10.0%
 +150 bp Shock vs. Stable Rate                             -3.8%      -2.9%      -1.4%      - 4.0%      -3.9%       -10.0%
----------------------------------------------------------------------------------------------------------------------------

   Interest Rate Risk Management: A variety of financial instruments are used to manage interest rate sensitivity. These include the securities in the investment portfolio, interest rate swaps, interest rate caps and floors, and, to a lesser extent, exchange-traded futures and options contracts. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of the liquidity position. See Notes 1 and 19 to the Consolidated Financial Statements for further discussion on derivative financial instruments.
   Due to borrowers' preferences for floating-rate loans and depositors' preferences for fixed-rate deposits, National City's balance sheet tends to move toward less liability sensitivity with the passage of time. The earnings simulation model indicates that if all prepayments, calls and maturities of the securities and derivatives portfolios expected over the next year were to remain uninvested, then the current liability sensitivity position would be lessened. The simulation model projects that in a 200 basis point rising interest rate environment, with no reinvestment, the resulting net income would be .9% less than that earned in a stable rate environment. Purchases of fixed-rate securities or interest rate derivative instruments have been made to offset the natural tendency toward a less liability sensitive interest rate risk position.
   Management expects interest rates to be stable to slightly lower during 1999 and believes that the current modest level of liability sensitivity is appropriate.
   TRADING RISK MANAGEMENT: The Corporation maintains a trading account primarily to provide investment products and risk management services to its customers as well as to take proprietary risk positions. Trading risk is monitored on a regular basis through the use of the value-at-risk methodology
(VAR). VAR is defined as the potential overnight dollar loss from adverse market movements, with 97.5% confidence, based on historical prices and market rates. During 1998, the maximum month-end measured VAR was $1.0 million, well within the limit established by ALCO of $2.3 million. Month-end VAR estimates are reported monthly to ALCO. Trading income for 1998 totaled $22.5 million.

OTHER
YEAR 2000: Management initiated the process of preparing its computer systems and applications for the Year 2000 in January 1995. The process involves identifying and remediating date recognition problems in computer systems and software and other operating equipment that could be caused by the date change from December 31, 1999 to January 1, 2000.
   Management has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including related hardware and software, the involvement of any third parties, and any affected operating equipment. To date, the affected systems within 85% of those business processes determined to be critical for supporting the core services offered by National City have been remediated, unit tested, and returned to production. As part of the testing process, National City established a separate isolated testing environment that further tests the functioning of modified systems when linked together. Management expects to complete the remediation and testing of all affected systems within the critical business processes by the end of the second quarter of 1999.
   Management is also working with significant customers, vendors, and business counterparties to monitor the progress of their Year 2000 efforts.
   Management believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original plan. Management is in the process of modifying its existing business continuity plans and is also developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties. Despite National City's efforts to date to remediate affected systems and develop contingency plans for potential risks, management has not yet completed all activities associated with resolving its Year 2000 issues. Under the unlikely scenario that the additional phases are not completed, National City could be materially adversely affected as a result of not being able to process transactions related to its core business activities. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on National City.
   The total cost of the Year 2000 project is estimated at $65 million. Approximately one-half of this estimate represents costs related to internal personnel working on the project and certain capitalizable costs related to replacing non-compliant hardware and software. To date, $37 million of the total project costs have been incurred. During 1998, incremental noninterest expense associated with the project totaled approximately $21 million.

STATISTICAL DATA

CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

                                                                      For the Calendar Year
-----------------------------------------------------------------------------------------------------------------------
    (Dollars in Millions Except Per
       Share Amounts and Ratios)           1998      1997      1996      1995      1994      1993      1992      1991
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
 Loans                                     $4,812    $4,487    $4,425    $4,383    $3,673    $3,420    $3,540    $3,869
 Securities                                   885       840       854       966       911       945     1,041     1,052
 Other                                         60        36        40        52        20        14        56       120
-----------------------------------------------------------------------------------------------------------------------
   Total interest income                    5,757     5,363     5,319     5,401     4,604     4,379     4,637     5,041
INTEREST EXPENSE
 Deposits                                   1,846     1,813     1,862     1,975     1,479     1,547     1,949     2,513
 Other                                        999       739       612       673       420       187       153       212
-----------------------------------------------------------------------------------------------------------------------
   Total interest expense                   2,845     2,552     2,474     2,648     1,899     1,734     2,102     2,725
-----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                         2,912     2,811     2,845     2,753     2,705     2,645     2,535     2,316
PROVISION                                     201       225       240       205       196       228       305       394
-----------------------------------------------------------------------------------------------------------------------
 Net interest income after provision        2,711     2,586     2,605     2,548     2,509     2,417     2,230     1,922
FEES AND OTHER INCOME                       2,180     1,766     1,528     1,332     1,274     1,202     1,099       957
SECURITIES GAINS                              134        81       109        42        35        59       100        50
-----------------------------------------------------------------------------------------------------------------------
   Total noninterest income                 2,314     1,847     1,637     1,374     1,309     1,261     1,199     1,007
NONINTEREST EXPENSE BEFORE MERGER AND
 RESTRUCTURING                              2,998     2,727     2,725     2,690     2,635     2,540     2,597     2,309
MERGER AND RESTRUCTURING EXPENSE              379        66        75        24        --        --        --        --
-----------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                3,377     2,793     2,800     2,714     2,635     2,540     2,597     2,309
-----------------------------------------------------------------------------------------------------------------------
 Income before income taxes and
  cumulative effect of accounting
  changes                                   1,648     1,640     1,442     1,208     1,183     1,138       832       620
INCOME TAXES                                  577       518       448       380       364       334       256       161
-----------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of
  accounting changes                        1,071     1,122       994       828       819       804       576       459
Cumulative effect of accounting changes,
 net                                           --        --        --        --        --        60      (21)        --
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                $ 1,071   $ 1,122   $   994   $   828   $   819   $   864   $   555   $   459
-----------------------------------------------------------------------------------------------------------------------
PER SHARE MEASURES
Diluted net income per common share       $  3.22   $  3.42   $  2.95   $  2.45   $  2.38   $  2.43   $  1.64   $  1.42
Diluted net income per common share,
 excluding merger and restructuring
 expense                                     4.00      3.53      3.10      2.46      2.38      2.43      1.64      1.42
Average common shares -- diluted           332.86    327.73    336.55    338.24    337.42    345.84    338.82    320.83
Dividends paid per common share              1.88      1.67      1.47      1.30      1.18      1.06      0.94      0.94
FINANCIAL RATIOS
 Return on average common equity            15.40%    18.20%    16.69%    15.44%    16.39%    18.38%    13.72%    12.60%
 Return on average common equity --
  excluding merger and restructuring
  expense                                   19.18     18.77     17.53     15.82     16.39     18.38     13.72     12.60
 Return on average assets                    1.34      1.56      1.40      1.15      1.23      1.37      0.91      0.80
 Return on average assets -- excluding
  merger and restructuring expense           1.66      1.61      1.47      1.18      1.23      1.37      0.91      0.80
 Average equity to average assets            8.70      8.57      8.44      7.59      7.62      7.88      7.27      7.00
 Dividends paid to net income               58.39     48.83     49.83     53.06     49.58     43.62     57.32     66.20
 Net interest margin                         4.11      4.37      4.47      4.24      4.53      4.71      4.68      4.59
AT YEAR-END
 Assets                                   $88,246   $75,779   $72,918   $74,142   $70,438   $66,395   $62,469   $61,443
 Loans and mortgage loans held for sale    61,518    53,244    50,886    50,543    47,536    42,996    39,708    38,723
 Securities                                16,119    13,798    13,412    15,406    15,338    16,441    15,525    14,327
 Deposits                                  58,247    52,617    53,619    54,923    54,755    51,388    51,228    50,370
 Long-term debt                             9,689     6,297     3,516     3,515     2,693     1,515     1,264       780
 Common equity                              6,977     6,158     6,216     5,706     4,851     5,120     4,269     3,756
 Total equity                               7,013     6,158     6,216     5,892     5,039     5,318     4,582     4,159
 Common shares outstanding                 326.33    315.70    330.86    325.48    326.34    332.83    326.70    304.33
-----------------------------------------------------------------------------------------------------------------------

    (Dollars in Millions Except Per
       Share Amounts and Ratios)           1990      1989      1988
----------------------------------------------------------------------
INTEREST INCOME
 Loans                                     $4,110    $3,984    $3,390
 Securities                                 1,025       934       808
 Other                                        128       158       138
----------------------------------------------------------------------
   Total interest income                    5,263     5,076     4,336
INTEREST EXPENSE
 Deposits                                   2,762     2,648     2,164
 Other                                        295       307       239
----------------------------------------------------------------------
   Total interest expense                   3,057     2,955     2,403
----------------------------------------------------------------------
NET INTEREST INCOME                         2,206     2,121     1,933
PROVISION                                     484       298       269
----------------------------------------------------------------------
 Net interest income after provision        1,722     1,823     1,664
FEES AND OTHER INCOME                         888       773       756
SECURITIES GAINS                               --        13         9
----------------------------------------------------------------------
   Total noninterest income                   888       786       765
NONINTEREST EXPENSE BEFORE MERGER AND
 RESTRUCTURING                              2,177     1,933     1,784
MERGER AND RESTRUCTURING EXPENSE               --        --        --
----------------------------------------------------------------------
   Total noninterest expense                2,177     1,933     1,784
----------------------------------------------------------------------
 Income before income taxes and
  cumulative effect of accounting
  changes                                     433       676       645
INCOME TAXES                                  143       162       154
----------------------------------------------------------------------
 Income before cumulative effect of
  accounting changes                          290       514       491
Cumulative effect of accounting changes,
 net                                           --        --        --
----------------------------------------------------------------------
NET INCOME                                $   290   $   514   $   491
----------------------------------------------------------------------
PER SHARE MEASURES
Diluted net income per common share       $  0.92   $  1.62   $  1.56
Diluted net income per common share,
 excluding merger and restructuring
 expense                                     0.92      1.62      1.56
Average common shares -- diluted           313.41    315.70    310.09
Dividends paid per common share              0.94      0.84      0.72
FINANCIAL RATIOS
 Return on average common equity             8.11%    15.26%    16.34%
 Return on average common equity --
  excluding merger and restructuring
  expense                                    8.11     15.26     16.34
 Return on average assets                    0.53      1.00      1.03
 Return on average assets -- excluding
  merger and restructuring expense           0.53      1.00      1.03
 Average equity to average assets            6.96      7.08      6.96
 Dividends paid to net income              102.17     51.85     46.15
 Net interest margin                         4.62      4.78      4.73
AT YEAR-END
 Assets                                   $57,417   $54,633   $51,823
 Loans and mortgage loans held for sale    37,492    35,460    32,883
 Securities                                12,003    11,222    11,110
 Deposits                                  47,537    44,240    42,345
 Long-term debt                               575       568       584
 Common equity                              3,492     3,527     3,181
 Total equity                               3,719     3,757     3,415
 Common shares outstanding                 305.57    306.62    302.02
----------------------------------------------------------------------

Note: Prior period amounts, except for dividends paid per share, have been restated for pooling-of-interests transactions.

DAILY AVERAGE BALANCE SHEETS/NET INTEREST INCOME/RATES

                                                                             Daily Average Balance
-----------------------------------------------------------------------------------------------------------------
                  (Dollars in Millions)                        1998       1997       1996       1995       1994
-----------------------------------------------------------------------------------------------------------------
ASSETS
  Earning assets:
   Loans:
    Commercial                                                $20,135    $16,837    $14,899    $14,044    $12,990
    Real estate mortgage                                       18,253     17,901     18,986     18,886     16,331
    Consumer                                                   13,499     12,113     12,055     11,754     10,956
    Revolving credit                                            4,962      4,772      4,502      4,620      4,051
-----------------------------------------------------------------------------------------------------------------
      Total loans                                              56,849     51,623     50,442     49,304     44,328
   Securities:
    Taxable                                                    12,967     12,298     12,705     14,918     14,883
    Tax-exempt                                                    941        781        662        737        940
-----------------------------------------------------------------------------------------------------------------
      Total securities                                         13,908     13,079     13,367     15,655     15,823
   Federal funds sold                                             151         82        148        120        109
   Security resale agreements                                     724        283        285        404        470
   Other short-term investments                                   115        192        293        355        359
-----------------------------------------------------------------------------------------------------------------
      Total earning assets/                                    71,747     65,259     64,535     65,838     61,089
         Total interest income/rates
  Allowance for loan losses                                      (983)      (969)      (958)      (955)      (913)
  Market value appreciation of securities available for           530        316        170          4          3
    sale
  Cash and demand balances due from banks                       3,645      3,347      3,366      3,304      3,313
  Properties and equipment                                      1,095      1,044      1,002      1,044      1,013
  Accrued income and other assets                               4,019      2,945      2,809      2,597      2,257
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $80,053    $71,942    $70,924    $71,832    $66,762
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
   NOW and money market accounts                              $17,472    $15,467    $15,689    $14,537    $14,487
   Savings accounts                                             4,158      5,037      5,190      6,084      7,044
   Time deposits of individuals                                18,263     19,397     20,797     21,903     18,898
   Other time deposits                                          2,365      1,566      1,456      1,541      1,511
   Deposits in overseas offices                                 1,715      1,052        859      1,365      1,026
   Federal funds borrowed                                       3,124      2,044      1,351      1,754      1,748
   Security repurchase agreements                               4,118      2,975      3,252      3,315      2,328
   Borrowed funds                                               3,005      2,771      2,309      2,889      2,504
   Long-term debt                                               7,698      4,972      3,611      3,051      2,377
-----------------------------------------------------------------------------------------------------------------
      Total interest bearing liabilities/                      61,918     55,281     54,514     56,439     51,923
         Total interest expense/rates
   Noninterest bearing deposits                                 9,945      9,230      9,188      8,800      8,881
   Accrued expenses and other liabilities                       1,225      1,265      1,239      1,140        869
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              73,088     65,776     64,941     66,379     61,673
  Preferred stock                                                  28         --         56        186        191
  Common stock                                                  6,937      6,166      5,927      5,267      4,898
-----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                      6,965      6,166      5,983      5,453      5,089
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $80,053    $71,942    $70,924    $71,832    $66,762
-----------------------------------------------------------------------------------------------------------------
    Net interest income
-----------------------------------------------------------------------------------------------------------------
    Interest spread
    Contribution of noninterest bearing sources of funds
-----------------------------------------------------------------------------------------------------------------
    Net interest margin
-----------------------------------------------------------------------------------------------------------------

Tax equivalent basis computed using a 35% effective tax rate.

Average loan balances include nonperforming loans and mortgage loans held for sale.

                      Interest                                  Daily Average Rate
--------------------------------------------------------------------------------------------
  1998       1997       1996       1995       1994     1998    1997    1996    1995    1994
--------------------------------------------------------------------------------------------
$1,641.1   $1,441.7   $1,265.3   $1,233.4   $1,028.9    8.15%   8.56%   8.49%   8.78%   7.92%
 1,463.0    1,466.9    1,578.3    1,571.2    1,275.9    8.02    8.19    8.31    8.32    7.81
 1,182.2    1,066.3    1,034.6    1,025.6      871.9    8.76    8.80    8.58    8.73    7.96
   538.8      529.8      565.9      583.1      513.8   10.86   11.10   12.57   12.62   12.68
--------------------------------------------------------------------------------------------
 4,825.1    4,504.7    4,444.1    4,413.3    3,690.5    8.49    8.73    8.81    8.95    8.33
   836.4      795.2      813.7      912.6      861.9    6.45    6.47    6.40    6.12    5.79
    75.8       69.9       59.9       60.5       76.2    8.04    8.95    9.05    8.21    8.11
--------------------------------------------------------------------------------------------
   912.2      865.1      873.6      973.1      938.1    6.56    6.61    6.54    6.22    5.93
     7.3        4.6        8.1        6.9        3.4    4.82    5.61    5.47    5.75    3.12
    36.5       15.6       15.4       23.9       20.0    5.04    5.51    5.40    5.92    4.26
    15.8       15.5       16.1       20.6       13.9   13.74    8.07    5.49    5.80    3.87
--------------------------------------------------------------------------------------------
$5,796.9   $5,405.5   $5,357.3   $5,437.8   $4,665.9    8.08%   8.28%   8.30%   8.26%   7.64%


$  542.0   $  497.6   $  459.5   $  423.1   $  333.1    3.10%   3.22%   2.93%   2.91%   2.30%
    82.9      102.6      123.8      153.7      166.5    1.99    2.04    2.39    2.53    2.36
 1,006.4    1,078.2    1,159.8    1,232.7      873.5    5.51    5.56    5.58    5.63    4.62
   125.6       79.8       74.4       86.1       61.5    5.31    5.10    5.11    5.59    4.07
    89.3       54.9       44.6       79.2       44.1    5.21    5.22    5.19    5.80    4.30
   167.8       91.6       84.1      107.3       79.3    5.37    4.48    6.23    6.12    4.54
   186.1      144.3      164.4      184.5      140.3    4.52    4.85    5.06    5.57    6.03
   168.5      180.1      130.8      174.7       55.5    5.61    6.50    5.66    6.05    2.22
   476.4      323.1      232.4      206.9      145.3    6.19    6.50    6.44    6.78    6.11
--------------------------------------------------------------------------------------------
$2,845.0   $2,552.2   $2,473.8   $2,648.2   $1,899.1    4.59%   4.62%   4.54%   4.69%   3.66%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
$2,951.9   $2,853.3   $2,883.5   $2,789.6   $2,766.8
--------------------------------------------------------------------------------------------
                                                        3.49%   3.66%   3.76%   3.57%   3.98%
                                                         .62    0.71    0.71    0.67    0.55
--------------------------------------------------------------------------------------------
                                                        4.11%   4.37%   4.47%   4.24%   4.53%
--------------------------------------------------------------------------------------------

REPORT OF MANAGEMENT

   The management of National City Corporation has prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.
   National City Corporation maintains a system of internal control over financial reporting designed to produce reliable financial statements. The system contains self-monitoring mechanisms, and compliance is tested and evaluated through an extensive program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any internal control system has inherent limitations, including the possibility that controls can be circumvented or overridden. Further, because of changes in conditions, internal control system effectiveness may vary over time.
   The Audit Committee, consisting entirely of outside directors, meets regularly with management, internal auditors and independent auditors, and reviews audit plans and results as well as management's actions taken in discharging responsibilities for accounting, financial reporting, and internal controls. Ernst & Young LLP, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.
   National City Corporation assessed its internal control system as of December 31, 1998 in relation to criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1998, its system of internal control met those criteria.

Cleveland, Ohio
January 21, 1999

/s/ David A. Daberko                       /S/ ROBERT G. SIEFERS
DAVID A. DABERKO                               ROBERT G. SIEFERS
Chairman and Chief                         Vice Chairman and
Executive Officer                          Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders
National City Corporation
Cleveland, Ohio

   We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries (National City) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of National City's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of National City and First of America Bank Corporation (FOA) on March 31, 1998, which has been accounted for using the pooling of interests accounting method as described in Note 3 to the consolidated financial statements. We did not audit the 1997 and 1996 financial statements of FOA, which statements reflect total assets constituting 28% for 1997 and net income constituting 28% for 1997 and 26% for 1996 of the related consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for FOA, is based solely on the report of the other auditors.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
   In our opinion, based on our audits, and for 1997 and 1996 the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP
Cleveland, Ohio
January 21, 1999

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                        December 31
-------------------------------------------------------------------------------------------
                   (Dollars in Thousands)                          1998            1997
-------------------------------------------------------------------------------------------
ASSETS
    Loans:
      Commercial                                                $22,243,114     $18,218,837
      Real estate -- commercial                                   6,251,879       6,410,531
      Real estate -- residential                                  9,664,115       9,987,066
      Consumer                                                   14,822,759      12,357,229
      Credit card                                                 1,852,635       2,047,769
      Home equity                                                 3,176,664       2,972,987
-------------------------------------------------------------------------------------------
         Total loans                                             58,011,166      51,994,419
         Allowance for loan losses                                 (970,243)       (941,874)
-------------------------------------------------------------------------------------------
         Net loans                                               57,040,923      51,052,545
    Mortgage loans held for sale                                  3,507,487       1,249,708
    Securities available for sale, at market                     16,119,370      13,797,566
    Federal funds sold and security resale agreements               930,492         542,156
    Other short-term investments                                    218,149          84,204
    Cash and demand balances due from banks                       4,783,491       4,319,309
    Properties and equipment                                      1,150,210       1,031,912
    Accrued income and other assets                               4,495,510       3,701,681
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $88,245,632     $75,779,081
-------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
      Demand deposits (noninterest bearing)                     $10,911,926     $10,287,007
      NOW and money market accounts                              18,610,832      16,106,637
      Savings accounts                                            4,021,113       4,222,729
      Time deposits of individuals                               17,450,904      18,631,280
      Other time deposits                                         2,280,973       1,633,282
      Deposits in overseas offices                                4,971,161       1,736,419
-------------------------------------------------------------------------------------------
         Total deposits                                          58,246,909      52,617,354
      Federal funds borrowed and security repurchase
       agreements                                                 9,427,309       4,810,953
      Borrowed funds                                              2,117,916       4,264,556
      Long-term debt                                              9,009,448       5,647,302
      Corporation obligated mandatorily redeemable capital
       securities of subsidiary trusts holding solely
       debentures of the Corporation                                679,894         649,892
      Accrued expenses and other liabilities                      1,751,248       1,630,764
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                81,232,724      69,620,821
-------------------------------------------------------------------------------------------
    Stockholders' Equity:
      Preferred Stock, stated value $50 per share,
       authorized 5,000,000 shares, outstanding 721,954
       shares in 1998                                                36,098              --
      Common stock, par value $4 per share, authorized
       700,000,000 shares,
         outstanding 326,327,360 shares in 1998 and
       315,697,488 shares in 1997                                 1,305,309       1,262,790
      Capital surplus                                             1,968,751       1,108,920
      Retained earnings                                           3,430,672       3,440,763
      Accumulated other comprehensive income                        272,078         345,787
-------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        7,012,908       6,158,260
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $88,245,632     $75,779,081
-------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                            For the Calendar Year
--------------------------------------------------------------------------------------------------------------
      (Dollars in Thousands Except Per Share Amounts)               1998             1997             1996
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Loans                                                         $4,811,735       $4,486,529       $4,425,124
    Securities:
      Taxable                                                        836,430          795,229          813,653
      Exempt from Federal income taxes                                48,831           45,043           40,548
    Federal funds sold and security resale agreements                 43,793           20,225           23,498
    Other short-term investments                                      15,888           15,486           16,066
--------------------------------------------------------------------------------------------------------------
         Total interest income                                     5,756,677        5,362,512        5,318,889
INTEREST EXPENSE
    Deposits                                                       1,846,276        1,813,251        1,862,084
    Federal funds borrowed and security repurchase
      agreements                                                     353,882          235,882          248,512
    Borrowed funds                                                   168,507          180,082          130,811
    Long-term debt                                                   476,364          322,959          232,418
--------------------------------------------------------------------------------------------------------------
         Total interest expense                                    2,845,029        2,552,174        2,473,825
--------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                2,911,648        2,810,338        2,845,064
PROVISION FOR LOAN LOSSES                                            201,400          225,367          239,936
--------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses       2,710,248        2,584,971        2,605,128
NONINTEREST INCOME
    Item processing revenue                                          484,503          393,115          364,512
    Service charges on deposit accounts                              384,938          359,268          323,636
    Trust and investment management fees                             311,050          278,793          255,598
    Card-related fees                                                201,168          205,631          191,272
    Mortgage banking revenue                                         327,247          158,544          109,670
    Brokerage revenue                                                 90,477           75,374           65,053
    Other                                                            380,300          295,668          218,746
--------------------------------------------------------------------------------------------------------------
         Total fees and other income                               2,179,683        1,766,393        1,528,487
    Securities gains                                                 134,459           81,239          108,650
--------------------------------------------------------------------------------------------------------------
         Total noninterest income                                  2,314,142        1,847,632        1,637,137
NONINTEREST EXPENSE
    Salaries, benefits and other personnel                         1,594,757        1,449,445        1,379,790
    Equipment                                                        212,871          204,862          193,601
    Net occupancy                                                    202,664          193,555          197,014
    Assessments and taxes                                             52,502           57,269           82,953
    Merger and restructuring                                         379,376           65,902           74,745
    Other                                                            934,943          821,537          872,375
--------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                 3,377,113        2,792,570        2,800,478
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                         1,647,277        1,640,033        1,441,787
Income tax expense                                                   576,596          517,839          448,271
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $1,070,681       $1,122,194        $ 993,516
--------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK                             $1,068,499       $1,122,194        $ 989,488
--------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
    Basic                                                              $3.28            $3.48            $3.00
    Diluted                                                             3.22             3.42             2.95
AVERAGE COMMON SHARES OUTSTANDING
    Basic                                                        326,005,752      322,223,892      329,548,231
    Diluted                                                      332,860,165      327,732,584      336,549,137
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Unallocated
                                                                                                     Shares       Accumulated
                                                                                                     Held by         Other
                                                Preferred     Common      Capital      Retained       ESOP       Comprehensive
(Dollars in Thousands Except Per Share Amounts)   Stock       Stock       Surplus      Earnings       Trust         Income
------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                       $185,400    $1,150,046   $1,012,299   $3,324,421    $ (2,741)      $222,402
 Comprehensive Income:
   Net income                                                                            993,516
   Other comprehensive income, net of tax
     Unrealized gains on securities of $4,405,
     net of reclassification adjustment for
     gains included in net income of $70,623                                                                        (66,218)
   Total comprehensive income
 Common dividends declared, National City,
   $1.88 per share                                                                      (363,999)
 Common dividends declared of pooled company,
   prior to merger                                                                      (147,011)
 Preferred dividends, $2.00 per depositary
   share                                                                                  (6,458)
 Issuance of 2,868,566 common shares under
   corporate stock and dividend reinvestment
   plans                                                        11,474       46,345
 Purchase of 4,356,000 common shares                           (17,424)    (157,686)
 Issuance of 110,453 common shares pursuant to
   acquisitions                                                    442        3,446
 Issuance of common stock by subsidiary                                      25,077
 Conversion of 3,708,000 depositary shares of
   preferred stock to 8,839,650 common shares   (185,400)       35,359      150,041
 Shares distributed by ESOP trust and tax
   benefit on dividends                                                                      189       2,741
------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996                       $     --    $1,179,897   $1,079,522   $3,800,658    $     --       $156,184
 Comprehensive Income:
   Net income                                                                          1,122,194
   Other comprehensive income, net of tax
     Unrealized gains on securities of
     $242,408, net of reclassification
     adjustment for gains included in net
     income of $52,805                                                                                              189,603
   Total comprehensive income
 Common dividends declared, National City,
   $1.72 per share                                                                      (369,370)
 Common dividends declared of pooled company,
   prior to merger                                                                      (116,393)
 Issuance of 3,349,463 common shares under
   corporate stock and dividend reinvestment
   plans                                                        13,397       66,599
 Purchase of 18,075,000 common shares                          (72,300)    (199,082)    (702,363)
 Issuance of 201,120 common shares pursuant to
   acquisitions                                                    804        8,910
 Stock dividend declared of pooled company,
   prior to merger                                             140,992      152,971     (293,963)
------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                       $     --    $1,262,790   $1,108,920   $3,440,763    $     --       $345,787
 Comprehensive Income:
   Net income                                                                          1,070,681
   Other comprehensive income, net of tax
     Unrealized gain on securities of $13,689
     net of reclassification adjustment for
     gains included in net income of $87,398                                                                        (73,709)
   Total comprehensive income
 Common dividends declared, National City,
   $1.88 per share                                                                      (637,099)
 Preferred dividends declared                                                             (2,182)
 Issuance of 4,792,495 common shares under
   corporate stock and dividend reinvestment
   plans                                                        19,170      185,835
 Purchase of 5,000,000 common shares                           (20,000)     (17,041)    (310,667)
 Net issuance of 10,810,084 common shares and
   739,976 preferred shares pursuant to
   acquisition                                    36,999        43,240      690,245     (130,824)
 Conversion of 18,022 shares of preferred stock
   to 27,295 common shares                          (901)          109          792
------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                       $ 36,098    $1,305,309   $1,968,751   $3,430,672    $     --       $272,078
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------

(Dollars in Thousands Except Per Share Amounts)    Total
------------------------------------------------------------
BALANCE DECEMBER 31, 1995                        $$5,891,827
 Comprehensive Income:
   Net income                                       993,516
   Other comprehensive income, net of tax
     Unrealized gains on securities of $4,405,
     net of reclassification adjustment for
     gains included in net income of $70,623        (66,218)
                                                 ----------
   Total comprehensive income                       927,298
 Common dividends declared, National City,
   $1.88 per share                                 (363,999)
 Common dividends declared of pooled company,
   prior to merger                                 (147,011)
 Preferred dividends, $2.00 per depositary
   share                                             (6,458)
 Issuance of 2,868,566 common shares under
   corporate stock and dividend reinvestment
   plans                                             57,819
 Purchase of 4,356,000 common shares               (175,110)
 Issuance of 110,453 common shares pursuant to
   acquisitions                                       3,888
 Issuance of common stock by subsidiary              25,077
 Conversion of 3,708,000 depositary shares of
   preferred stock to 8,839,650 common shares            --
 Shares distributed by ESOP trust and tax
   benefit on dividends                               2,930
------------------------------------------------------------
BALANCE DECEMBER 31, 1996                        $6,216,261
 Comprehensive Income:
   Net income                                     1,122,194
   Other comprehensive income, net of tax
     Unrealized gains on securities of
     $242,408, net of reclassification
     adjustment for gains included in net
     income of $52,805                              189,603
                                                 ----------
   Total comprehensive income                     1,311,797
 Common dividends declared, National City,
   $1.72 per share                                 (369,370)
 Common dividends declared of pooled company,
   prior to merger                                 (116,393)
 Issuance of 3,349,463 common shares under
   corporate stock and dividend reinvestment
   plans                                             79,996
 Purchase of 18,075,000 common shares              (973,745)
 Issuance of 201,120 common shares pursuant to
   acquisitions                                       9,714
 Stock dividend declared of pooled company,
   prior to merger                                       --
------------------------------------------------------------
BALANCE DECEMBER 31, 1997                        $6,158,260
 Comprehensive Income:
   Net income                                     1,070,681
   Other comprehensive income, net of tax
     Unrealized gain on securities of $13,689
     net of reclassification adjustment for
     gains included in net income of $87,398        (73,709)
                                                 ----------
   Total comprehensive income                       996,972
 Common dividends declared, National City,
   $1.88 per share                                 (637,099)
 Preferred dividends declared                        (2,182)
 Issuance of 4,792,495 common shares under
   corporate stock and dividend reinvestment
   plans                                            205,005
 Purchase of 5,000,000 common shares               (347,708)
 Net issuance of 10,810,084 common shares and
   739,976 preferred shares pursuant to
   acquisition                                      639,660
 Conversion of 18,022 shares of preferred stock
   to 27,295 common shares                               --
------------------------------------------------------------
BALANCE DECEMBER 31, 1998                        $7,012,908
------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Calendar Year
------------------------------------------------------------------------------------------------------------
                   (DOLLARS IN THOUSANDS)                           1998            1997            1996
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                  $  1,070,681     $ 1,122,194     $   993,516
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses                                      201,400         225,367         239,936
      Depreciation and amortization                                  220,784         152,303         139,750
      Amortization of intangibles and servicing rights                65,186          74,931          85,193
      Amortization of securities discount and premium                  1,717           1,092           3,502
      Securities gains                                              (134,459)        (81,239)       (108,650)
      Other gains, net                                               (52,590)       (148,273)        (89,210)
      Net (increase) decrease in trading account assets                7,170         151,925        (131,993)
      Originations and purchases of mortgage loans held for
         sale                                                    (18,596,649)     (7,273,818)     (3,812,069)
      Proceeds from sales of mortgage loans held for sale         15,844,235       6,525,601       3,636,424
      Deferred income taxes                                          230,093         113,781         (19,035)
      (Increase) decrease in interest receivable                      (8,180)         79,611          (2,919)
      Increase (decrease) in interest payable                        (78,669)          6,648         (22,972)
      Net change in other assets/liabilities                        (586,486)       (484,910)       (356,125)
------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                  (1,815,767)        465,213         555,348
LENDING AND INVESTING ACTIVITIES
    Net decrease in short-term investments                          (509,633)        410,820          97,640
    Purchases of securities                                      (14,877,259)     (6,658,951)     (5,120,760)
    Proceeds from sales of securities                              9,957,772       4,157,999       4,481,357
    Proceeds from maturities and prepayments of securities         3,662,739       2,247,546       2,508,438
    Net increase in loans                                         (3,863,339)     (1,904,919)       (750,509)
    Proceeds from sales of loans                                     192,698         136,057         400,558
    Net increase in properties and equipment                        (210,705)        (91,488)       (101,512)
    Acquisitions                                                     157,632          42,207             944
------------------------------------------------------------------------------------------------------------
Net cash provided (used) by lending and investing activities      (5,490,095)     (1,660,729)      1,516,156
DEPOSIT AND FINANCING ACTIVITIES
    Net increase (decrease) in Federal funds borrowed and
      security repurchase agreements                               4,331,739        (345,618)     (1,367,368)
    Net increase (decrease) in borrowed funds                     (2,177,174)      1,312,406         964,054
    Net increase in demand, savings, NOW, money market
      accounts, and deposits in overseas offices                   4,715,556         152,101         479,999
    Net (decrease) in time deposits                               (1,636,016)     (1,153,790)     (1,784,390)
    Repayment of long-term debt                                   (1,770,596)       (407,589)       (602,376)
    Proceeds from issuance of long-term debt, net                  5,045,431       3,187,751         602,010
    Dividends paid, net of tax benefit of ESOP shares               (596,193)       (477,931)       (425,572)
    Issuance of common stock                                         205,005          79,996          57,819
    Repurchase of common and preferred stock                        (347,708)       (973,745)       (175,110)
    Proceeds from issuance of common stock by subsidiary                  --              --         114,966
    ESOP trust repayment                                                  --              --           2,741
------------------------------------------------------------------------------------------------------------
Net cash provided (used) by deposit and financing activities       7,770,044       1,373,581      (2,133,227)
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and demand balances due from
  banks                                                              464,182         178,065         (61,723)
Cash and demand balances due from banks, January 1                 4,319,309       4,141,244       4,202,967
------------------------------------------------------------------------------------------------------------
Cash and demand balances due from banks, December 31            $  4,783,491     $ 4,319,309     $ 4,141,244
------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
    Interest paid                                               $  2,992,709     $ 2,545,518     $ 2,496,797
    Income taxes paid                                                242,892         337,499         512,890
    Common stock issued in purchase acquisitions                     639,660           9,714           3,888
------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   National City Corporation ("National City" or "the Corporation") is a multi-bank holding company headquartered in Cleveland, Ohio.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of National City conform with generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. The consolidated financial statements have been prepared to give retroactive effect to the March 31, 1998 merger with First of America Bank Corporation which was accounted for as a pooling of interests. Certain prior year amounts have been reclassified to conform with the current year presentation.
   BUSINESS COMBINATIONS: Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.
   Other business combinations have been accounted for under the pooling-of-interests method of accounting which requires the assets, liabilities and shareholders' equity of the merged entity to be retroactively combined with the Corporation's respective accounts at recorded value. Prior period financial statements have been restated to give effect to business combinations accounted for under this method.
   CASH FLOWS: Cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and demand balances due from banks."
   LOANS: Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of cost or market, as calculated on an aggregate basis.
   Loan origination fees and certain direct costs are amortized into interest or other income using a method which approximates the interest method over the estimated life of the related loan.
   Loans are classified as nonaccrual or restructured based on management's judgment and requirements established by bank regulatory agencies. Subsequent receipts on nonaccrual loans, including those considered impaired under the provisions of Statement of Financial Accounting Standards No. 114, are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured.
   ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is that amount believed adequate to absorb estimated credit losses in the portfolio based on management's evaluation of various factors including overall growth in the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, and economic conditions. A provision for loan losses is charged to operations based on management's periodic evaluation of these and other pertinent factors.
   Certain loans are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. These standards require an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value. Fair value is measured using either the present value of expected future cash flows based on the initial effective interest rate on the loan, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.
   SECURITIES AND TRADING ACCOUNT ASSETS: Trading account assets are held for resale in anticipation of short-term market movements and are carried at market value. Gains and losses, both realized and unrealized, are included in other income.
   Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost.
   Securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through accumulated other comprehensive income, net of tax.
   Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. The adjusted cost of specific securities sold is used to compute gains or losses on sales.
   EQUITY-RELATED INVESTMENTS: Equity investments of the Corporation's venture capital and small business investment subsidiaries are included in other assets. These investments are carried at fair value with changes in fair value recognized in other noninterest income. The fair values of publicly traded investments are determined using quoted market prices adjusted for sales restrictions or market illiquidity. Investments that are not publicly traded are carried at cost together with any other-than-temporary valuation adjustments determined appropriate by management. This adjusted cost basis approximates fair value.
   SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Corporation's policy to take possession of securities purchased under resale agreements, which are primarily U.S. Government and Federal agency securities. The market value of the collateral is monitored and additional collateral obtained when deemed appropriate. The Corporation also monitors its exposure with respect to securities borrowed transactions and requests the return of excess collateral as required.
   INTANGIBLES: The excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination (goodwill) is included in other assets. Goodwill related to bank acquisitions is amortized over varying periods not exceeding 25 years. Goodwill related to nonbank acquisitions is amortized over varying periods not exceeding 40 years, based on industry practice within the respective nonbank industry. Other identified intangibles are amortized over periods ranging from 4 to 15 years.
   MORTGAGE SERVICING RIGHTS: The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Management stratifies servicing rights based on origination period and interest rate and evaluates the recoverability in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure and delinquency experience. Capitalized mortgage servicing rights are included in other assets and totaled $564.0 million and $262.6 million at December 31, 1998 and 1997, respectively. The Corporation hedges its exposure to the prepayment risk associated with the servicing rights by using off-balance sheet derivative financial instruments.
   DEPRECIABLE ASSETS: Properties and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life.
   Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The provisions of this statement establish when an impairment loss should be recognized and how it should be measured.
   DERIVATIVE FINANCIAL INSTRUMENTS:
   Interest Rate Risk Management: As part of managing the Corporation's interest rate risk, a variety of derivative financial instruments are used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The derivative financial instruments used primarily consist of interest rate swaps and interest rate caps and floors, and, to a lesser extent, interest rate futures, forwards and options. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the associated balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is accrued. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or in other assets or other liabilities. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses on these contracts are not recognized on the balance sheet, except for those contracts linked to available-for-sale securities, which are carried at fair value with changes in market value, net of interest accruals, recorded as other comprehensive income within stockholders' equity, net of tax.
   Mortgage Servicing Rights Risk Management: The market value of the Corporation's mortgage servicing rights portfolio is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To hedge the market value of the servicing rights portfolio the Corporation uses interest rate swaps, principal-only swaps and interest rate caps and floors. Net cash flows related to these contracts are recognized as adjustments to the carrying value of the mortgage servicing rights and are amortized over the life of the derivative instrument. This adjusted carrying value is the basis used for evaluating the recoverability of the servicing rights as described in the Mortgage

Servicing Rights accounting policy. Unrealized gains and losses are not recognized on the balance sheet but are considered when evaluating the recoverability of the servicing rights.
   Trading: The Corporation also enters into derivative financial agreements for trading purposes. These transactions are executed primarily with the Corporation's customers to facilitate their interest rate and foreign currency risk management strategies. Derivative instruments used for trading include interest rate swaps, interest rate caps and floors, and interest rate and foreign exchange futures, forwards and options. Changes in market value (both realized and unrealized) are recorded in other income.
   STOCK-BASED COMPENSATION: The Corporation's stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123, Stock-Based Compensation, allows a company to recognize stock-based compensation using a fair-value based method of accounting if it so elects. The Corporation has elected not to adopt the recognition provisions of SFAS No. 123.
   INCOME TAXES: Deferred income taxes reflect the temporary tax consequences on future years of differences between the tax bases and financial statement amounts of assets and liabilities at each year-end.
   An effective tax rate of 35% is used to determine after-tax components of other comprehensive income included in the statements of changes in stockholders' equity.
   TREASURY STOCK: Acquisitions of treasury stock are recorded on the par value method, which requires the cash paid to be allocated to common or preferred stock, surplus and retained earnings.

2. RECENT ACCOUNTING PRONOUNCEMENTS
ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: Certain provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, relating to repurchase agreements, securities lending and other similar transactions, and pledged collateral, were deferred for one year by SFAS No. 127, and were adopted prospectively as of January 1, 1998. SFAS No. 125 established new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing and also established new accounting requirements for pledged collateral. The adoption of these provisions did not have a material impact on financial position or results or operations.
   REPORTING COMPREHENSIVE INCOME: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The Corporation adopted the provisions of this statement in 1998. These disclosure requirements had no impact on financial position or results of operations.
   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Corporation adopted the provisions of this statement for 1998 annual reporting. These disclosure requirements had no impact on financial position or results of operations.
   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.
   The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000. Although the statement allows for early adoption in any quarterly period after June 1998, National City has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on National City's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use by management at that time.

3. MERGERS AND ACQUISITIONS
On March 30, 1998, National City acquired Fort Wayne National Corporation
(FWNC), a $3 billion asset bank holding company headquartered in Fort Wayne, Indiana, in a transaction accounted for as a purchase. Upon acquisition, each share of FWNC common stock outstanding was converted into .75 shares of National City common stock. A net of 10.8 million shares of National City common stock were issued. National City also issued .7 million shares of 6% Cumulative Convertible Preferred Stock, Series 1 in exchange for all of the outstanding shares of FWNC's 6% Cumulative Convertible Class B Preferred Stock. Goodwill of $536.0 million and core deposit intangible of $71.9 million were recorded in connection with the acquisition and are being amortized on a straight-line basis over twenty-five and seven years, respectively. The pro forma effects of this transaction are not material to historical results of operations.
   On March 31, 1998, National City Corporation merged with First of America Bank Corporation (FOA), a $21 billion asset bank holding company headquartered in Kalamazoo, Michigan, in a transaction accounted for as a pooling of interests. National City issued 104.9 million shares of common stock to the shareholders of FOA based upon an exchange ratio of 1.2 shares of National City common stock for each outstanding share of FOA common stock. The historical consolidated financial statements have been restated to reflect this transaction.
   Net interest income, net income and diluted net income per common share for National City and FOA as originally reported for the two years ended December 31, 1997 prior to restatement are as follows:

--------------------------------------------------------------
(Dollars in Thousands)                    1997         1996
--------------------------------------------------------------
NET INTEREST INCOME
  National City                        $1,942,828   $1,942,576
  First of America                        871,922      902,488
--------------------------------------------------------------
  Combined                             $2,814,750   $2,845,064
--------------------------------------------------------------
NET INCOME
  National City                        $  807,433   $  736,630
  First of America                        314,761      256,886
--------------------------------------------------------------
  Combined                             $1,122,194   $  993,516
--------------------------------------------------------------
DILUTED NET INCOME PER COMMON SHARE
  National City                             $3.66        $3.27
  First of America                           3.53         2.77
  Combined                                   3.42         2.95
--------------------------------------------------------------

   Merger expenses incurred in 1998 as a result of the FOA and FWNC transactions totaled $379.4 million and consisted of: personnel-related costs in the amount of $109.8 million; facilities and equipment adjustments of $71.2 million; professional fees of $58.5 million; system conversion related costs of $48.3 million, and miscellaneous expenses of $91.6 million.
   During 1997, the Corporation's item-processing subsidiary, National Processing, Inc., acquired several processing services companies. The combined purchase price of these acquisitions totaled $128 million. Goodwill generated as a result of these purchases totaled $104 million. The pro forma effects of the 1997 acquisitions were deemed not material to historical results of operations.
   On May 3, 1996, National City merged with Integra Financial Corporation, a $14 billion asset bank holding company headquartered in Pittsburgh, Pennsylvania, in a transaction accounted for as a pooling of interests. National City issued 66.6 million shares of common stock to effect the merger.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
Total loans outstanding were recorded net of unearned income of $599.7 million in 1998 and $438.8 million in 1997.

   The following table summarizes the activity in the allowance for loan losses:

                                      For the Calendar Year
-----------------------------------------------------------------
(DOLLARS IN THOUSANDS)            1998        1997        1996
-----------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR    $ 941,874   $ 958,739   $ 947,028
  Allowance related to loans
    acquired (sold)                27,501     (19,522)         94
  Provision                       201,400     225,367     239,936
  Charge-offs                    (321,385)   (360,792)   (380,656)
  Recoveries                      120,853     138,082     152,337
-----------------------------------------------------------------
    Net charge-offs              (200,532)   (222,710)   (228,319)
-----------------------------------------------------------------
BALANCE AT END OF YEAR          $ 970,243   $ 941,874   $ 958,739
-----------------------------------------------------------------

   The financial review section provides detail regarding nonperforming loans. At December 31, 1998 and December 31, 1997 loans that were considered to be impaired under SFAS No. 114 totaled $16.9 million and $28.8 million, respectively. All impaired loans are included in nonperforming assets. Management does not individually evaluate certain smaller-balance loans for impairment. These loans are evaluated on an aggregate basis using a formula-based approach in accordance with the Corporation's policy. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans for 1998 and 1997 was $7.4 million and $10.1 million, respectively. All impaired loans at December 31, 1998 and 1997 had an associated allowance. The contractual interest due and actual interest recognized on impaired loans, as well as on total nonperforming assets, for the twelve months ended December 31, 1998, was $44.7 million and $10.2 million, compared to $31.5 million and $13.1 million, respectively, for the twelve months ended December 31, 1997.
   At December 31, 1998, nonaccrual and restructured loans were $218.6 million and other real estate owned was $29.9 million. At December 31, 1997, the corresponding amounts were $237.8 million and $35.5 million, respectively.

5. SECURITIES
The following is a summary of securities available for sale:

                                        DECEMBER 31, 1998
--------------------------------------------------------------------------
(DOLLARS IN             AMORTIZED    UNREALIZED   UNREALIZED     MARKET
THOUSANDS)                COST         GAINS        LOSSES        VALUE
--------------------------------------------------------------------------
U.S. Treas. and Fed.
  agency debentures    $ 1,212,437    $ 33,914     $   100     $ 1,246,251
Mortgage-backed
  securities             9,717,908     107,350      15,926       9,809,332
Asset-backed and
  corporate debt
  securities             3,044,075      11,549      10,167       3,045,457
States and political
  subdivisions             917,424      51,101         406         968,119
Other                      809,154     241,148          91       1,050,211
--------------------------------------------------------------------------
TOTAL SECURITIES       $15,700,998    $445,062     $26,690     $16,119,370
--------------------------------------------------------------------------

                                        December 31, 1997
--------------------------------------------------------------------------
(Dollars in             Amortized    Unrealized   Unrealized     Market
Thousands)                Cost         Gains        Losses        Value
--------------------------------------------------------------------------
U.S. Treas. and Fed.
  agency debentures    $ 5,074,131    $ 27,903     $12,677     $ 5,089,357
Mortgage-backed
  securities             5,223,467      71,616      17,073       5,278,010
Asset-backed and
  corporate debt
  securities             1,568,334       8,655       1,895       1,575,094
States and political
  subdivisions             814,225      42,207         400         856,032
Other                      585,445     413,743         115         999,073
--------------------------------------------------------------------------
TOTAL SECURITIES       $13,265,602    $564,124     $32,160     $13,797,566
--------------------------------------------------------------------------

   Other securities include the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and market value of $395.0 million and $646.8 million, respectively, at December 31, 1998, and $204.8 million and $612.2 million, respectively, at December 31, 1997.
   The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates. Management has concluded that current declines in value are temporary and accordingly, no valuation adjustments have been included as a charge to income.

   The following table shows the amortized cost and market value (carrying value) of securities at December 31, 1998 by maturity:

--------------------------------------------------------------
                                      Available for Sale
                                ------------------------------
(Dollars in Thousands)          Amortized Cost    Market Value
--------------------------------------------------------------
Due in 1 year or less             $ 2,129,928     $ 2,138,517
Due in 1 to 5 years                 7,704,912       7,789,132
Due in 5 to 10 years                4,398,779       4,458,659
Due after 10 years                  1,467,379       1,733,062
--------------------------------------------------------------
TOTAL                             $15,700,998     $16,119,370
--------------------------------------------------------------

   Mortgage-backed securities and other securities which have prepayment provisions are assigned to maturity categories based on estimated average lives. Equity securities are included in the Due after 10 years category.
   At December 31, 1998, the carrying value of securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes and security repurchase agreements totaled $12.9 billion.
   At December 31, 1998, there were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities, which exceeded 10% of stockholders' equity.
   In 1998, 1997 and 1996, gross gains of $177.9 million, $96.5 million and $127.3 million and gross losses of $43.4 million, $15.3 million and $18.6 million were realized, respectively.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value disclosures of financial instruments are made to comply with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The market value of securities is primarily based upon quoted market prices. For substantially all other financial instruments, the fair values are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. Fair values are based on estimates using present value and other valuation techniques in instances where quoted market prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments.
   SFAS No. 107 also excludes certain items from its disclosure requirements. These items include non-financial assets, intangibles and future business growth, as well as certain liabilities such as pension and other post-retirement benefits, deferred compensation arrangements and leases. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
   Portions of the unrealized gains and losses inherent in the valuation are a result of management's program to manage overall interest rate risk and represent a point in time valuation. It is not management's intention to immediately dispose of a significant portion of its financial instruments and, thus, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.
   The following table presents the estimates of fair value of financial instruments at December 31, 1998 and 1997. Bracketed amounts in the carrying value columns represent either reduction of asset accounts, liabilities, or commitments representing potential cash outflows. Bracketed amounts in the fair value columns represent estimated cash outflows required to settle the obligations at current market rates.

--------------------------------------------------------------------
                                  1998                  1997
                           -------------------   -------------------
                           CARRYING     Fair     Carrying     Fair
(DOLLARS IN MILLIONS)       VALUE      Value      Value      Value
--------------------------------------------------------------------
ASSETS:
  Cash and cash
    equivalents            $ 6,545    $  6,545   $ 5,646    $  5,646
  Loans held for sale        3,507       3,507     1,250       1,250
  Loans receivable          58,011      59,681    51,994      52,821
  Allowance for loan
    losses                    (970)       (970)     (942)       (942)
  Securities                16,119      16,119    13,978      13,978
  Other assets                 164         164       130         130
--------------------------------------------------------------------
LIABILITIES:
  Demand deposits          $(10,912)  $(10,912)  $(10,287)  $(10,287)
  Savings and time
    deposits               (47,335)    (47,855)  (42,330)    (42,641)
  Short-term borrowings    (11,545)    (11,545)   (9,075)     (9,075)
  Long-term debt            (9,689)     (9,806)   (6,297)     (6,696)
  Other liabilities           (477)       (477)     (564)       (564)
--------------------------------------------------------------------
OFF-BALANCE SHEET INSTRUMENTS:
  Interest rate swaps      $    29    $    156   $    (7)   $     70
  Interest rate caps,
    floors and futures         (15)         36        18           4
  Trading account
    derivatives                 19          19         5           5
  Commitments to
    extend credit              (19)        (19)      (12)        (12)
  Standby letters of
    credit                      (4)         (4)       (2)         (2)
--------------------------------------------------------------------

   The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
   CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values. For purposes of this disclosure only, cash equivalents include Federal funds sold, security resale agreements, Eurodollar time deposits, customers' acceptance liabil-ity, accrued interest receivable and other short-term investments.
   LOANS RECEIVABLE AND LOANS HELD FOR SALE: For performing variable rate loans that reprice frequently and loans held for sale, estimated fair values are based on carrying values. The fair values for all other loans are estimated using a discounted cash flow calculation that applies interest rates used to price new, similar loans to a schedule of aggregated expected monthly maturities, adjusted for market and credit risks.
   SECURITIES: The market values of securities are based upon quoted market prices, where available, and on quoted market prices of comparable instruments when specific quoted prices are not available.
   DEPOSIT LIABILITIES: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
   SHORT-TERM BORROWINGS: The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, commercial paper, and other short-term borrowings approximate their fair values.
   LONG-TERM DEBT: The fair values of long-term borrowings (other than deposits) are based on quoted market prices, where available, or are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.
   OFF-BALANCE SHEET INSTRUMENTS: The amounts shown under carrying value represent accruals or deferred income (fees) arising from the related off-balance sheet financial instruments. Fair values for off-balance sheet instruments (futures, swaps, forwards, options, guarantees and lending commitments) are based on quoted market prices (futures); current settlement values (financial forwards); quoted market prices of comparable instruments; fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (guarantees, loan commitments); or, if there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).

7. CASH AND DEMAND BALANCES DUE FROM BANKS
The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The consolidated average reserve balance was $134.3 million for 1998.

8. PROPERTIES AND EQUIPMENT
A summary of properties and equipment follows:

                                            December 31
--------------------------------------------------------------
(DOLLARS IN THOUSANDS)                   1998          1997
--------------------------------------------------------------
Land                                  $  160,049    $  154,917
Buildings and leasehold improvements   1,085,225       965,412
Equipment                              1,239,007     1,032,895
--------------------------------------------------------------
                                       2,484,281     2,153,224
Less accumulated depreciation
  and amortization                     1,334,071     1,121,312
--------------------------------------------------------------
NET PROPERTIES AND EQUIPMENT          $1,150,210    $1,031,912
--------------------------------------------------------------

   The Corporation and certain of its subsidiary banks occupy their respective headquarters offices and other facilities under long-term operating leases and, in addition, lease certain data processing equipment. The aggregate minimum annual rental commitments under these leases total approximately $76.6 million in 1999, $69.7 million in 2000, $62.1 million in 2001, $56.6 million in 2002,
$51.8 million in 2003 and $213.2 million thereafter.
   Total expense recorded under all operating leases in 1998, 1997 and 1996 was $104.2 million, $97.8 million and $96.2 million, respectively.

9. OTHER BORROWINGS
The composition of other borrowings follows:

                                           December 31
-------------------------------------------------------------
(DOLLARS IN THOUSANDS)                  1998          1997
-------------------------------------------------------------
U.S. Treasury demand notes and
  Federal funds borrowed-term        $  916,342    $2,001,665
Notes payable to Student Loan
  Marketing Association                      --       300,000
FHLB advances                           250,000       450,000
Bank Notes and other                    556,313       716,702
-------------------------------------------------------------
    Total bank subsidiaries           1,722,655     3,468,367
Commercial paper                        392,938       795,895
Other                                     2,323           294
-------------------------------------------------------------
    Total parent company and other
      subsidiaries                      395,261       796,189
-------------------------------------------------------------
TOTAL                                $2,117,916    $4,264,556
-------------------------------------------------------------

   U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized with securities or 1-4 family residential mortgage loans. The funds are placed with the banks at the discretion of the U.S. Treasury and may be called at any time.
   The $300 million floating rate note payable to Student Loan Marketing Association outstanding at December 31, 1997 was secured by and provided funding for student loan receivables.

10. LONG-TERM DEBT
The composition of long-term debt, net of unamortized discount, if applicable, follows:

                                           December 31
-------------------------------------------------------------
(DOLLARS IN THOUSANDS)                  1998          1997
-------------------------------------------------------------
9 7/8 % Subordinated Notes due 1999  $   64,965    $   64,918
6.50% Subordinated Notes due 2000        99,931        99,881
8.50% Subordinated Notes due 2002        99,920        99,896
6 5/8 % Subordinated Notes due 2004     249,330       249,201
7.75% Subordinated Notes due 2004       200,000       200,000
8.50% Subordinated Notes due 2004       150,000       150,000
7.20% Subordinated Notes due 2005       249,814       249,785
Other                                    10,000        10,939
-------------------------------------------------------------
TOTAL PARENT COMPANY                  1,123,960     1,124,620
-------------------------------------------------------------
6.50% Subordinated Notes due 2003       199,675       199,600
7.25% Subordinated Notes due 2010       223,107       222,944
6.30% Subordinated Notes due 2011       200,000       200,000
7.25% Subordinated Notes due 2011       197,475       197,278
Other                                     1,475         3,133
-------------------------------------------------------------
TOTAL SUBSIDIARY SUBORDINATED NOTES     821,732       822,955
-------------------------------------------------------------
TOTAL LONG-TERM DEBT QUALIFYING FOR
  TIER II CAPITAL                     1,945,692     1,947,575
Senior Bank Notes                     4,992,219     2,394,055
Federal Home Loan Bank Advances       2,063,207     1,303,721
Other                                     8,330         1,951
-------------------------------------------------------------
TOTAL OTHER LONG-TERM DEBT            7,063,756     3,699,727
-------------------------------------------------------------
TOTAL                                $9,009,448    $5,647,302
-------------------------------------------------------------

   All of the subordinated notes of the parent and bank subsidiaries pay interest semi-annually and may not be redeemed prior to maturity.
   Long-term advances from the Federal Home Loan Bank (FHLB) are at fixed and variable rates and mature at various dates through 2023. The weighted average interest rate of the advances as of December 31, 1998 and 1997 was 5.45% and 5.97%, respectively. Advances from the FHLB are collateralized by qualifying securities and loans.
   The Senior Bank Notes are at fixed and variable rates and mature at various dates through 2078. The weighted average interest rate of the notes as of December 31, 1998 and 1997 was 5.60% and 6.14%, respectively.
   The majority of the Corporation's fixed rate debt has been effectively converted to variable rate debt through the use of off-balance sheet derivatives.
   A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at December 31, 1998.
   Long-term debt maturities for the next five years are as follows: $1,483 million in 1999; $2,173 million in 2000; $152 million in 2001; $527 million in 2002; and $1,238 million in 2003.

11. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

                                            December 31
------------------------------------------------------------
(DOLLARS IN THOUSANDS)                    1998        1997
------------------------------------------------------------
Capital Securities of National City
  Capital Trust I                       $499,895    $499,892
Capital Securities of First of America
  Capital Trust I                        150,000     150,000
Capital Securities of Fort Wayne
  Capital Trust I                         30,000          --
------------------------------------------------------------
TOTAL                                   $679,895    $649,892
------------------------------------------------------------

The corporation-obligated mandatorily redeemable capital securities (the capital securities) of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the debentures) were issued by three statutory business trusts -- First of America Capital Trust I, Fort Wayne Capital Trust I and National City Capital Trust I, of which 100% of the common equity in each of the trusts is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.
   The debentures held by First of America Capital Trust I have a stated maturity of January 31, 2027 and an interest rate of 8.12%. These debentures are first redeemable, in whole or in part, by the Corporation on January 31, 2007. The capital securities issued by First of America Capital Trust I qualify as Tier 1 capital under Federal Reserve Board guidelines.
   The debentures held by the Fort Wayne Capital Trust I have a stated maturity of April 15, 2027 and an interest rate of 9.85%. These debentures are first redeemable, in whole or in part, by the Corporation on April 15, 2007. The Capital Securities issued by Fort Wayne Capital Trust I qualify as Tier 1 capital.
   The debentures held by National City Capital
Trust I have a stated maturity of June 1, 2029 and an interest rate of 6.75%. These debentures are first redeemable by the Corporation on June 1, 1999. If the debentures are not redeemed on June 1, 1999, the interest rate per annum will be reset based on an interest rate auction at that time. The capital securities issued by National City Capital Trust I currently do not qualify as Tier 1 capital.

12. CAPITAL RATIOS
The following table reflects various measures of capital at year-end:

                           1998               1997
(Dollars in          ----------------   ----------------
MILLIONS)             AMOUNT    Ratio    Amount    Ratio
--------------------------------------------------------
Total equity(1)      $7,012.9   7.95%   $6,158.3    8.13%
Total common
  equity(1)          6,976.8    7.91    6,158.3     8.13
Tangible common
  equity(2)          5,850.6    6.72    5,595.3     7.44
Tier 1 capital(3)    5,538.5    7.74    5,435.1     8.93
Total risk-based
  capital(4)         8,307.4    11.61   8,013.4    13.16
Leverage(5)          5,538.5    6.69    5,435.1     7.58
--------------------------------------------------------

(1) Computed in accordance with generally accepted accounting principles, including unrealized market value adjustment of securities available for sale.
(2) Stockholders' equity less all intangible assets; computed as a ratio to total assets less intangible assets.
(3) Stockholders' equity less certain intangibles and the unrealized market value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(4) Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio to risk-adjusted assets, as defined.
(5) Tier 1 capital; computed as a ratio to average total assets less certain intangibles.
------------------------------------------------------------

   The parent company and its banking subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as set forth by banking industry regulators. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on a bank's operations. National City's Tier 1, total risk-based capital and leverage ratios are well above the required minimum capital levels of 4.00%, 8.00% and 4.00%, respectively. The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively. As of December 31, 1998, National City and each of its affiliate banks were categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 1998 that management believes have changed any entity's capital category.
   Intangible asset totals used in the capital ratio calculations are summarized below:

                                             December 31
--------------------------------------------------------------
(DOLLARS IN MILLIONS)                     1998           1997
--------------------------------------------------------------
Goodwill                                $1,043.3        $544.9
Other intangibles                           82.9          18.1
                                        --------        ------
Total intangibles                       $1,126.2        $563.0
--------------------------------------------------------------

13. OTHER CAPITAL TRANSACTIONS
As part of the acquisition of Fort Wayne National Corporation (FWNC), National City issued 739,976 shares of 6% Cumulative Convertible Preferred Stock, Series 1 in exchange for all of the outstanding shares of FWNC's 6% Cumulative Convertible Class B Preferred Stock. The preferred shares have a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by National City at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus accrued and unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 1.51455 shares of National City common stock.
   On October 26, 1998, the board of directors authorized the repurchase of up to 30 million shares of National City common stock in the open market or through privately negotiated transactions subject to an aggregate purchase limit of $2.7 billion. Five million shares were repurchased during the fourth quarter of 1998.
   In August 1996, National Processing, Inc. (NPI), a subsidiary of National City, issued 7,475,000 shares of common stock in an underwritten public offering. Subsequent to the issuance, National City continued to own 85.2% of NPI. In 1997, National City increased its investment in NPI by approximately 2.5% through the purchase of 1.3 million shares of NPI's common stock on the open market. Amounts related to the minority shareholders' interest in the equity of NPI are not material to the consolidated financial statements.

14. NET INCOME PER COMMON SHARE
The calculation of net income per common share follows:

                                     For the Calendar Year
-------------------------------------------------------------------
(Dollars in Thousands
EXCEPT PER SHARE AMOUNTS)      1998          1997          1996
-------------------------------------------------------------------
BASIC:
  Net income                 $1,070,681    $1,122,194      $993,516
    Less preferred
      dividends                   2,182            --         4,028
-------------------------------------------------------------------
  Net income applicable to
    common stock             $1,068,499    $1,122,194      $989,488
-------------------------------------------------------------------
  Average common shares
    outstanding             326,005,752   322,233,892   329,548,231
-------------------------------------------------------------------
  Net income per common
    share -- basic                $3.28         $3.48         $3.00
-------------------------------------------------------------------
DILUTED:
  Net income                 $1,070,681    $1,122,194      $993,516
-------------------------------------------------------------------
  Average common shares
    outstanding             326,005,752   322,233,892   329,548,231
  Stock option adjustment     6,020,125     5,498,692     4,321,731
  Preferred stock
    adjustment                  834,288            --     2,679,175
-------------------------------------------------------------------
  Average common shares
    outstanding -- diluted  332,860,165   327,732,584   336,549,137
-------------------------------------------------------------------
  Net income per common
    share -- diluted              $3.22         $3.42         $2.95
-------------------------------------------------------------------

15. PARENT COMPANY AND REGULATORY RESTRICTIONS
At December 31, 1998, retained earnings of the parent company included $3,857.9 million of equity in undistributed earnings of subsidiaries.
   Dividends paid by the Corporation's subsidiary banks are subject to various legal and regulatory restrictions. In 1998, subsidiary banks declared $752.2 million in dividends to the parent company. The subsidiary banks can initiate dividend payments in 1999, without prior regulatory approval, of $904.6 million, plus an additional amount equal to their net profits for 1999, as defined by statute, up to the date of any such dividend declaration.
   Under Section 23A of the Federal Reserve Act, as amended, loans from subsidiary banks to nonbank affiliates, including the parent company, are required to be collateralized.
   Commercial paper borrowings of a subsidiary ($392.9 million outstanding at December 31, 1998) are guaranteed by the parent company.
   Condensed parent company financial statements, which include transactions with subsidiaries, follow:

BALANCE SHEETS

                                              December 31
---------------------------------------------------------------
(DOLLARS IN THOUSANDS)                     1998         1997
---------------------------------------------------------------
ASSETS
  Cash and demand balances
    due from banks                      $  192,499   $   96,817
  Loans to and accounts receivable
    from subsidiaries                      130,134      743,554
  Securities                             1,093,694    1,469,740
  Investments in:
    Subsidiary banks                     7,058,754    5,111,422
    Nonbank subsidiaries                   511,087      535,117
  Goodwill, net of accumulated
    amortization                            97,039      119,193
  Other assets                             241,827      300,458
---------------------------------------------------------------
TOTAL ASSETS                            $9,325,034   $8,376,301
---------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Corporate long-term debt              $1,659,056   $1,624,512
  Accrued expenses and other
    liabilities                            653,070      593,529
---------------------------------------------------------------
    Total liabilities                    2,312,126    2,218,041
  Stockholders' equity                   7,012,908    6,158,260
---------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $9,325,034   $8,376,301
---------------------------------------------------------------

STATEMENTS OF INCOME

                                    For the Calendar Year
-----------------------------------------------------------------
(DOLLARS IN THOUSANDS)          1998         1997         1996
-----------------------------------------------------------------
INCOME
  Dividends from:
    Subsidiary banks         $  752,217   $  664,348   $  940,300
    Nonbank subsidiaries         21,000        4,318       10,420
  Interest on loans to
    subsidiaries                 28,034       23,153       10,810
  Interest and dividends
    on securities                33,590       38,268       27,511
  Securities gains              109,906       65,929       93,720
  Other income                   13,588      212,169      139,847
-----------------------------------------------------------------
TOTAL INCOME                    958,335    1,008,185    1,222,608
-----------------------------------------------------------------
EXPENSE
  Interest on debt and
    other borrowings            129,586      118,556       97,918
  Goodwill amortization           7,389        7,672        8,165
  Other expense                 310,108      328,213      312,127
-----------------------------------------------------------------
TOTAL EXPENSE                   447,083      454,441      418,210
-----------------------------------------------------------------
  Income before taxes and
    equity in undistributed
    income of subsidiaries      511,252      553,744      804,398
  Income tax (benefit)          (60,621)     (68,657)     (99,507)
-----------------------------------------------------------------
  Income before equity in
    undistributed net
    income
    of subsidiaries             571,873      622,401      903,905
  Equity in undistributed
    net
    income of subsidiaries      498,808      499,793       89,611
-----------------------------------------------------------------
NET INCOME                   $1,070,681   $1,122,194   $  993,516
-----------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                     For the Calendar Year
-----------------------------------------------------------------
(DOLLARS IN THOUSANDS)           1998          1997        1996
-----------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                   $ 1,070,681   $1,122,194   $993,516
 Adjustments to reconcile
  net income to net cash
  provided
  by operating activities:
 Equity in undistributed net
  income of subsidiaries         (498,808)    (499,793)   (89,611)
 Amortization of goodwill           7,389        7,672      8,165
 Depreciation of premises
  and equipment                     1,596       18,286     21,507
 Decrease (increase) in
  dividends receivable from
  subsidiaries                     35,000      223,820   (114,820)
 Securities gains                (109,906)     (65,929)   (93,720)
 Other, net                      (104,770)     105,173   (146,870)
-----------------------------------------------------------------
NET CASH PROVIDED
  BY OPERATING ACTIVITIES         401,182      911,423    578,167
-----------------------------------------------------------------
INVESTING ACTIVITIES
 Net change in short-term
  money market investments        446,003     (155,861)    29,065
 Purchases of securities         (577,267)    (161,758)  (260,765)
 Sales and maturities of
  securities                      460,391      139,251    199,324
 Net sales of premises and
  equipment                            --      (12,057)     4,765
 Principal collected on
  loans to subsidiaries           260,721      594,820      8,524
 Loans to subsidiaries           (233,147)    (741,689)   (54,628)
 Investment in subsidiaries      (192,707)       9,948         --
 Return of investment
  from subsidiaries               310,000      495,000    198,000
 Sale of subsidiary                    --      160,000         --
-----------------------------------------------------------------
NET CASH PROVIDED
  BY INVESTING ACTIVITIES         473,994      327,654    124,285
-----------------------------------------------------------------
FINANCING ACTIVITIES
 Repayment of corporate
  long-term debt                  (15,043)    (129,023)  (123,081)
 Proceeds from issuance
  of long-term debt                    --      345,360         --
 Decrease in other
  borrowings                      (25,555)      (1,163)   (44,052)
 Common and preferred
  dividends                      (596,193)    (477,931)  (425,572)
 Issuance of common stock         205,005       79,996     57,819
 Repurchase of stock             (347,708)    (973,745)  (175,110)
 Shares distributed by ESOP            --           --      2,741
-----------------------------------------------------------------
NET CASH (USED)
  BY FINANCING ACTIVITIES        (779,494)  (1,156,506)  (707,255)
-----------------------------------------------------------------
 Increase (decrease) in cash
  and demand balances due
  from banks                       95,682       82,571     (4,803)
 Cash and demand balances
  due from banks, January 1        96,817       14,246     19,049
-----------------------------------------------------------------
 Cash and demand balances
  due from banks,
  December 31                 $   192,499   $   96,817   $ 14,246
-----------------------------------------------------------------

                                     For the Calendar Year
-----------------------------------------------------------------
(DOLLARS IN THOUSANDS)           1998          1997        1996
-----------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                $   132,590   $  117,917   $ 95,402
 Securities transferred from
  subsidiaries                         --           --   (248,234)
 Shares issued in purchase
  acquisitions                    639,660        9,714      3,888
-----------------------------------------------------------------

16. STOCK OPTIONS AND AWARDS
National City maintains various incentive and non-qualified stock-based compensation plans that allow for the granting of restricted shares, stock options or other stock-based awards to eligible employees and directors.
   STOCK OPTION PLANS: The stock option plans for officers and key employees authorize the issuance of up to 18,600,000 options to purchase shares of common stock at the market price of the shares at the date of grant. These options generally become exercisable to the extent of either 25% or 50% annually beginning one year from the date of grant and expire not later than ten years from the date of grant. In addition, stock options may be granted that include the right to receive additional options not exceeding the number of options exercised under the original grant if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.
   In 1995, the Corporation was authorized to grant up to 3,500,000 options to purchase common stock to virtually all employees in commemoration of National City's 150th anniversary. One-third of these options became exercisable in 1998. The remaining two thirds become exercisable in each of the years 1999 and 2000.
   RESTRICTED STOCK PLAN: The restricted stock plan provides for the issuance of up to 1,500,000 shares of common stock to officers, key employees and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation generally recognizes compensation expense over the restricted period. Compensation expense recognized in 1998, 1997 and 1996 totaled $5.8 million, $3.2 million and $2.0 million, respectively, related to shares issued under this plan.

   OPTION AND RESTRICTED STOCK AWARD ACTIVITY: A summary of stock option and restricted stock award activity follows:

----------------------------------------------------------------------
                                     Shares
                       -----------------------------------
                        Available                            Weighted-
                        for Grant                             Average
                       -----------        Outstanding         Option
                        Awards &     ---------------------   Price Per
                         Options      Awards     Options       Share
----------------------------------------------------------------------
January 1, 1996          6,639,352    290,690   15,913,471    $24.54
  Authorized             3,600,000         --           --
  Cancelled                125,368    (11,300)    (838,718)    29.21
  Exercised                     --    (49,532)  (3,350,988)    19.83
  Granted               (4,634,317)   237,377    5,015,803     33.69
----------------------------------------------------------------------
December 31, 1996        5,730,403    467,235   16,739,568     28.32
  Authorized            16,500,000         --           --
  Cancelled                151,415    (23,059)    (173,999)    34.56
  Exercised                     --    (77,803)  (3,410,405)    21.71
  Granted               (3,877,279)   215,579    4,114,268     53.36
----------------------------------------------------------------------
December 31, 1997       18,504,539    581,952   17,269,432     33.66
  Authorized                    --         --           --
  Options acquired              --         --      498,559
  FOA shares
    cancelled           (1,667,998)        --           --
  Cancelled                151,796    (16,048)    (334,248)    41.29
  Exercised                     --   (134,861)  (4,321,888)    29.15
  Granted               (4,447,599)   249,705    4,762,723     68.20
----------------------------------------------------------
DECEMBER 31, 1998       12,540,738    680,748   17,874,578    $43.82
----------------------------------------------------------------------

   At December 31, 1998, 1997 and 1996, options exercisable under National City option plans totaled 9,343,619, 8,998,700, and 8,781,620 shares, respectively.

   The following table summarizes information about stock options outstanding at December 31, 1998.

-------------------------------------------------------------------------------
                                           Weighted
                                            Average
                              Weighted     Remaining                  Weighted
                               Average    Contractual                  Average
   Range of                   Exercise       Life                     Exercise
Exercise Prices  Outstanding    Price     (in years)    Exercisable     Price
-------------------------------------------------------------------------------
 $6.94-23.99      2,314,846    $18.33         2.7        2,314,846     $18.34
 24.00-34.99      6,862,029     30.55         6.5        4,548,110      29.95
 35.00-44.99        653,334     36.76         4.9          653,334      36.76
 45.00-54.99        651,030     47.93         7.0          582,152      47.67
 55.00-64.99      2,870,740     57.74         8.2        1,118,261      57.68
 65.00-74.69      4,522,599     68.46         9.3          126,916      70.43
-------------------------------------------------------------------------------
    Total        17,874,578    $43.82                    9,343,619     $30.83
-------------------------------------------------------------------------------

   PRO FORMA DISCLOSURES: For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1996, 1997 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.
   The following weighted-average assumptions were used in the option pricing model: a risk-free interest rate of 4.54%, 5.70% and 6.04% for 1998, 1997 and 1996, respectively; an expected life of the option of 3.9 years for 1998 and 1997, and 4.2 years for 1996; an expected dividend yield of 3.00% for 1998, 3.50% for 1997 and 3.80% for 1996; and a volatility factor of .208 for 1998,
 .194 for 1997 and .206 for 1996. The weighted-average grant date fair value of options granted during 1998, 1997 and 1996 was $11.21, $9.12 and $6.41, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.
   Had compensation cost for the Corporation's stock-based compensation plans been determined consistent with SFAS No. 123, net income and earnings per share would have been as summarized below:

------------------------------------------------------------------
(In Thousands,
EXCEPT PER SHARE AMOUNTS)          1998         1997        1996
------------------------------------------------------------------
Pro forma net income            $1,043,044   $1,103,911   $981,962
Pro forma earnings per share:
  Basic                              $3.19        $3.43      $2.97
  Diluted                             3.13         3.37       2.92
------------------------------------------------------------------

   Due to the inclusion of only 1996, 1997 and 1998 option grants, the effects of applying SFAS No. 123 to the years presented above may not be representative of the pro forma impact in future years.

17. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
National City has a noncontributory, defined benefit retirement plan covering substantially all employees. Retirement benefits are based upon the employees' length of service and salary levels. Actuarially determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974.
   National City also has a benefit plan which offers post-retirement medical and life insurance benefits. The medical portion of the plan is contributory and the life insurance coverage is noncontributory to the participants. The Corporation has no plan assets attributable to the plan and funds the benefits as claims arise. Post-retirement benefit costs are recognized in the periods during which employees provide service for such benefits. The Corporation reserves the right to terminate or make plan changes at any time.

   The following table summarizes benefit obligation and plan asset activity for each of the plans.(1)

---------------------------------------------------------------------------
                                                           Other Post-
                                                            Retirement
                                Pension Benefits             Benefits
                             -----------------------   --------------------
  (DOLLARS IN THOUSANDS)        1998         1997        1998        1997
---------------------------------------------------------------------------
Change in Fair Value of Plan Assets:
Balance at beginning of
 measurement period          $1,246,944   $1,074,997   $      --   $     --
Actual return on plan
 assets                          54,979      230,693          --         --
Employer contribution                --           79       6,879      6,233
Participant contribution             --           --       3,452      3,224
Settlements                          --       (2,513)         --         --
Expenses paid                    (1,150)      (1,323)         --         --
Benefits paid                   (43,001)     (54,989)    (10,331)    (9,457)
Acquisitions                     36,745           --          --         --
---------------------------------------------------------------------------
Balance at end of
 measurement period           1,294,517    1,246,944          --         --
---------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Balance at beginning of
 measurement period             922,003      889,287     105,958    100,937
Service cost                     31,180       39,328       2,072      2,521
Interest costs                   63,924       66,594       7,363      7,752
Participant contribution             --           --       3,452      3,224
Actuarial (gains) losses         51,747      (23,279)      3,559      1,779
Settlements                          --        3,245          --         --
Prior service cost                   --        1,817      (4,017)      (798)
Benefits paid                   (43,001)     (54,989)    (10,331)    (9,457)
Acquisitions                     27,936           --          --         --
Plan amendment                  (95,797)          --        (904)        --
---------------------------------------------------------------------------
Balance at end of
 measurement period             957,992      922,003     107,152    105,958
---------------------------------------------------------------------------
Funded status                   336,525      324,941    (107,152)  (105,958)
Unamortized prior service
 cost                           (73,766)      18,568      (2,722)       647
Unrecognized net actuarial
 loss                          (162,456)    (263,738)      8,525      5,994
Unrecognized net obligation     (20,155)     (25,934)     23,363     25,287
---------------------------------------------------------------------------
Prepaid (accrued) benefit
 cost                        $   80,148   $   53,837   $ (77,986)  $(74,030)
---------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS FOR THE MEASUREMENT PERIOD
Discount rate                      6.70%   7.25-7.50%       6.70%      7.50%
Rate of compensation
 increase                     2.75-7.50    2.75-7.50   2.75-7.50       5.00
Expected return on plan
 assets                           10.00   9.50-10.00          --         --
---------------------------------------------------------------------------

   Plan assets of the defined benefit retirement plan consisted primarily of marketable equity securities and bonds, including $43.3 million and $33.5 million of National City common stock at December 31, 1998 and 1997, respectively.
   National City adopted a cash balance plan formula for the pension plan in the first quarter of 1998 resulting in a decrease of $95.8 million in the pension benefit obligation and a reduction of $14.9 million in pension costs during 1998. National City adopted an age-graded rate of compensation increase assumption in 1997 that did not have a material impact on the pension benefit obligation or pension costs.
   Components of net defined benefit pension plan and post-retirement benefit plan costs follow:(1)

----------------------------------------------------------------
                                        Pension Benefits
                                 -------------------------------
    (DOLLARS IN THOUSANDS)         1998        1997       1996
----------------------------------------------------------------
Service cost                     $  34,192   $ 39,328   $ 35,338
Interest cost                       64,753     66,594     61,431
Expected return on plan assets    (110,585)   (94,774)   (83,060)
Amortization of prior service
  cost                              (3,454)     1,789      2,546
Transition obligation               (5,778)    (5,952)    (5,735)
Recognized net actuarial (loss)     (6,531)    (5,288)    (1,780)
----------------------------------------------------------------
Net periodic (benefit) cost      $ (27,403)  $  1,697   $  8,740
----------------------------------------------------------------

----------------------------------------------------------------
                                      Other Post-Retirement
                                            Benefits
                                 -------------------------------
    (DOLLARS IN THOUSANDS)         1998        1997       1996
----------------------------------------------------------------
Service cost                     $   2,072   $  2,521   $  2,247
Interest cost                        7,363      7,752      7,322
Amortization of prior service
  cost                                (648)      (397)      (586)
Transition obligation                1,923      1,923      1,923
Recognized net actuarial gain          125         54         96
----------------------------------------------------------------
Net periodic cost                $  10,835   $ 11,853   $ 11,002
----------------------------------------------------------------

(1) Using a measurement date of October 31, 1998 for the pension plans and December 31, 1998 and 1997 for the postretirement plans. Various measurement dates were used for pension plans in 1997 and 1996.

   The health care trend rate assumption only affects those participants retired under the plan prior to April 1, 1989. The 1998 health care trend rate is projected to be 9.5 percent for participants under age 65 and 6.5 percent for participants over 65. These rates are assumed to decrease incrementally by .5 percentage point per year until they reach 5 percent and remain at that level thereafter. The health care trend rate assumption does not have a significant effect on the medical plan, therefore, a one percentage point change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
   The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded and any payments to plan participants are made by the Corporation. At December 31, 1998 and 1997, approximately $53.6 million and $41.5 million, respectively, were included in accrued expenses and other liabilities for these plans. For the years ended December 31, 1998, 1997 and 1996, expenses related to these plans was $24.9 million, $9.5 million and $20.2 million, respectively. The expense for 1998 and 1996 includes a $14.4 million and $11.4 million curtailment charge relating to supplemental executive retirement plans for former key employees of First of America and Integra Financial Corporation, respectively.
   Substantially all employees with one or more years of service are eligible to contribute a portion of their pre-tax salary to a defined contribution plan. The Corporation may make contributions to the plan in varying amounts depending on the level of employee contributions. For the years ended 1998, 1997 and 1996, the expense related to this plan was $39.2 million, $40.4 million and $13.9 million, respectively. Contributions made in the form of National City shares by an ESOP reduced expense in 1996.

18. INCOME TAXES
The composition of income tax expense (benefit) follows:

-------------------------------------------------------------
                                For the Calendar Year
(DOLLARS IN THOUSANDS)     1998          1997          1996
-------------------------------------------------------------
Current:
  Federal                $340,074      $394,864      $442,193
  State                     6,429         9,194        25,113
-------------------------------------------------------------
    Total current         346,503       404,058       467,306
Deferred:
  Federal                 222,194       107,267       (18,625)
  State                     7,899         6,514          (410)
-------------------------------------------------------------
  Total deferred          230,093       113,781       (19,035)
-------------------------------------------------------------
Tax expense              $576,596      $517,839      $448,271
-------------------------------------------------------------
Tax expense applicable
  to securities
  transactions           $ 47,061      $ 28,484      $ 38,028
-------------------------------------------------------------

   The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown below:

-----------------------------------------------
                          For the Calendar Year
                          1998    1997    1996
-----------------------------------------------
Statutory rate            35.0%   35.0%   35.0%
Life insurance            (2.0)   (1.2)   (1.6)
Tax-exempt income         (1.6)   (1.7)   (1.8)
Merger charges and
  goodwill                 3.0      .9     1.2
Other                       .6    (1.4)   (1.7)
-----------------------------------------------
EFFECTIVE TAX RATE        35.0%   31.6%   31.1%
-----------------------------------------------

   Significant components of deferred tax liabilities and assets as of December 31 are as follows:

-------------------------------------------------------------
(DOLLARS IN THOUSANDS)                 1998            1997
-------------------------------------------------------------
Deferred tax liabilities:
  Mortgage Servicing                 $125,644        $ 41,076
  Lease accounting                    357,713         214,901
  Depreciation                          8,711          28,304
  Mark to market adjustments          139,467         181,761
  Other - net                         123,899          95,404
-------------------------------------------------------------
  Total deferred tax liabilities      755,434         561,446
Deferred tax assets:
 Provision for losses                 338,831         333,124
 Employee benefits                     24,737          39,801
 Other - net                          134,813         132,055
-------------------------------------------------------------
  Total deferred tax assets           498,381         504,980
-------------------------------------------------------------
Net deferred tax liability           $257,053        $ 56,466
-------------------------------------------------------------

19. OFF-BALANCE SHEET FINANCIAL AGREEMENTS
The Corporation uses a variety of off-balance sheet financial instruments such as interest rate swaps, futures, options, forwards, and cap and floor contracts. These financial agreements, frequently called interest rate derivatives, enable the Corporation to efficiently manage its exposure to changes in interest rates. As with any financial instrument, derivatives have inherent risks. Market risk includes the risk of gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance sheet transactions. Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk can be measured as the cost of acquiring a new derivative agreement with cash flows identical to those of a defaulted agreement in the current interest rate environment. The credit exposure to counterparties is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk and by collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance sheet counterparties that provide for exchanges of marketable securities to collateralize either party's unrealized gains. On December 31, 1998, these collateral agreements covered 90.3% of the notional amount of the derivative portfolio, and the Corporation was holding net U.S. government and agency securities with a market value of $148 million from various counterparties to collateralize unrealized gains. The Corporation has never experienced a credit loss associated with any interest rate derivative.

   INTEREST RATE RISK MANAGEMENT: On December 31, 1998, the total notional amount of the interest rate swap portfolio used to manage interest rate sensitivity was $11.3 billion, which is an increase of $2.9 billion from December 31, 1997. The Corporation uses receive fixed interest rate swaps, receive fixed cancelable interest rate swaps and receive fixed indexed amortizing interest rate swaps to convert variable rate loans and securities into synthetic fixed rate instruments and to convert fixed rate funding sources into synthetic variable rate funding instruments. During 1998, the Corporation entered into $600 million of receive fixed and receive fixed cancelable interest rate swaps to hedge the issuance of fixed rate funding products and $975 million of receive fixed and receive fixed cancelable interest rate swaps to convert portions of its variable rate loan portfolios into synthetic fixed rate loans. During 1998, $1.5 billion of receive fixed interest rate swaps matured or amortized, $525 million of indexed amortizing receive fixed interest rate swaps matured or amortized and $575 million of receive fixed and receive fixed or cancelable interest rate swaps were terminated prior to maturity. These terminations generated pre-tax net gains of $6.4 million, recognized as an adjustment to the carrying value of the loan portfolio.
   The Corporation uses pay fixed interest rate swaps to convert fixed rate loans and securities into synthetic variable rate instruments and to convert variable rate funding sources into synthetic fixed rate funding instruments. During 1998, the Corporation entered into $2.2 billion of pay fixed interest rate swaps, primarily to hedge fixed rate commercial loans and investment securities. During 1998, $251 million of pay fixed interest rate swaps were terminated prior to maturity. These terminations generated pre-tax net losses of $1.3 million, recognized as an adjustment to the carrying value of the securities portfolio.
   The Corporation uses interest rate cap and floor contracts to help protect its interest margin in periods of extremely high or low interest rates. During 1998, the Corporation purchased $1.0 billion three-month Eurodollar caps with maturities of two years and an average strike rate of 6.5%.
   The Corporation uses basis swaps to manage the short term repricing risk of variable rate assets and liabilities. During 1998, the Corporation entered into $1.5 billion of three-month to one-month libor basis swaps and $400 million of libor to commercial paper basis swaps to reduce the repricing risk in the funding of its variable rate loan portfolio.
   On December 31, 1998, the Corporation had $14.3 million of net deferred gains on terminated derivative contracts and had no material derivative contracts outstanding that were hedging anticipated transactions.
   Summary information with respect to the interest rate derivative portfolio used for interest rate risk management purposes follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                December 31, 1998
                                    -------------------------------------------------------------------------
                                                                                    Weighted Average
                                                                            ---------------------------------   December 31, 1997
                                     Notional     Unrealized   Unrealized   Receive   Pay    Strike    Life     -----------------
(Dollars in Thousands)                Amount        Gains        Losses      Rate     Rate    Rate    (Years)    Notional Amount
---------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS:
  Receive fixed swaps               $ 3,724,000    $116,660     $   (447)    6.39%    5.28%     --      3.0        $ 3,266,000
  Pay fixed swaps                     2,894,120       3,854      (59,123)    5.29     5.81      --      5.3            895,754
  Basis swaps                         2,251,000         813         (464)    5.53     5.33      --      3.0            325,000
  Receive fixed callable swaps        1,867,000      37,724         (631)    6.62     5.44      --      1.6          2,842,000
  Receive fixed indexed amortizing
    swaps                               509,319       1,074           --     5.72     5.32      --      1.1          1,034,493
  Pay fixed callable swaps               82,968          --       (3,359)    5.55     6.35      --      4.6             53,588
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate swaps      11,328,407     160,125      (64,024)                                            8,416,835
INTEREST RATE CAPS AND FLOORS:
  Three-month Eurodollar caps
    purchased                         1,570,000          --       (1,902)      --      --     6.77%     1.3            500,000
  Three-month Eurodollar
    floors purchased                  1,010,000      15,477           --       --      --     5.78      2.7          1,400,000
  One-month Eurodollar caps
    purchased                             3,814          --         (101)      --      --     9.00     13.2              3,971
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate caps and
        floors                        2,583,814      15,477       (2,003)                                            1,903,971
INTEREST RATE FUTURES:
  Futures sold                        2,673,000          66         (118)      --      --       --       --            749,000
  Futures purchased                     379,000          28          (44)      --      --       --       --            212,000
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate futures     3,052,000          94         (162)                                              961,000
INTEREST RATE CORRIDORS PURCHASED:
  1% Payout corridors                        --          --           --       --      --       --       --            500,000
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate swaps,
        caps, floors, corridors &
        futures                     $16,964,221    $175,696     $(66,189)                                          $11,781,806
---------------------------------------------------------------------------------------------------------------------------------

   The variable rates in the interest rate swap contracts are primarily based on the three-month Eurodollar rate. The average variable rates included in the table on page 39 are those in effect in the specific contracts at December 31, 1998.

   The following table details the expected notional maturities of off-balance sheet instruments used for interest-rate risk management at December 31, 1998:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Greater
                                                              Less than       1 to 3        3 to 5       5 to 10      than 10
(Dollars in Thousands)                                          1 Year        Years         Years         Years        Years
------------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps                                           $2,345,000    $2,545,319    $  525,000    $  260,000    $425,000
Pay fixed swaps                                                 150,000        695,475       863,472     1,223,334      44,807
Basis swaps                                                          --      1,725,000       526,000            --          --
Floors purchased                                                320,000        150,000       490,000            --      50,000
Caps purchased                                                       --      1,550,000        20,000            --       3,814
Futures sold                                                    796,000      1,042,000       525,000       310,000          --
Futures purchased                                                90,000          9,000        47,000       233,000          --
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                         $3,701,000    $7,716,794    $2,996,472    $2,026,334    $523,621
------------------------------------------------------------------------------------------------------------------------------

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

   Information with respect to the interest rate derivative portfolio used for hedging mortgage servicing assets is summarized in the table below:

---------------------------------------------------------------------------------------------------------------------------------
                                                                December 31, 1998
                                     ------------------------------------------------------------------------
                                                                                    Weighted Average
                                                                            ---------------------------------   December 31, 1997
                                      Notional    Unrealized   Unrealized   Receive   Pay    Strike    Life     -----------------
(Dollars in Thousands)                 Amount       Gains        Losses      Rate     Rate    Rate    (Years)    Notional Amount
---------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS:
  Receive fixed swaps                $1,688,000    $ 32,716     $ (2,288)    5.79%    5.28%     --      6.0        $  708,000
  Principal only swaps                  422,685      66,910       (8,714)      --     5.70      --      2.4           141,715
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate swaps       2,110,685      99,626      (11,002)                                             849,715
INTEREST RATE CAPS AND FLOORS:
  Ten-year U.S. Treasury caps
    purchased                         1,550,000       1,171       (1,652)      --      --     6.85%     3.8           225,000
  Ten-year U.S. Treasury floors
    purchased                           840,662       8,084           --       --      --     4.13      1.4         1,015,662
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate caps and
        floors                        2,390,662       9,255       (1,652)                                           1,240,662
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate swaps,
        caps and floors              $4,501,347    $108,881     $(12,654)                                          $2,090,377
---------------------------------------------------------------------------------------------------------------------------------

   TRADING ACTIVITIES: The Corporation also enters into off-balance sheet financial instruments for its trading account. These transactions are executed primarily with customers to facilitate their interest rate and foreign currency risk management strategies. The trading portfolio consists of derivative contracts with the Corporation's customers and offsetting derivative instruments, futures, forwards, option contracts and cash securities which effectively reduce the risk of market value fluctuations in the portfolio caused by changes in market conditions.
   At December 31, 1998, the total notional amount of interest rate derivative contracts held for trading was $5.0 billion with a net market value of $18.6 million compared to $3.2 billion in notional and a net market value of $5.5 million at December 31, 1997. Trading revenue from derivatives totaled $15.1 million, $2.4 million and $3.4 million in 1998, 1997 and 1996, respectively.
   All off-balance sheet contracts in the preceding tables are valued using cash flow projection models either acquired from third parties or developed in-house. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. Valuations and notional maturities presented above are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 1998.
   OTHER OFF-BALANCE SHEET COMMITMENTS: The Corporation also enters into forward contracts related to its mortgage banking business. At December 31, 1998 and 1997, the Corporation had commitments to sell mortgages and mortgage-backed securities totaling $5.2 billion and $1.9 billion, respectively. These contracts mature in less than one year.
   In the normal course of business, the Corporation makes various commitments to extend credit which are not reflected in the balance sheet. A summary of these commitments follows:

                                              December 31
--------------------------------------------------------------
(DOLLARS IN MILLIONS)                       1998        1997
--------------------------------------------------------------
Commitments to extend credit              $36,073     $34,016
Standby letters of credit                   3,227       2,938
--------------------------------------------------------------

   The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

20. OTHER CONTINGENT LIABILITIES
The Corporation or its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. While in management's opinion the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims, management is aware of a potential claim, currently unasserted, by the Internal Revenue Service concerning the Corporation's corporate-owned life insurance programs. While the exact nature of the potential claim is unknown, management believes that it has complied with all applicable tax laws and regulations with respect to such programs and will vigorously contest any claim.

21. LINE OF BUSINESS REPORTING
National City operates three major lines of business. Corporate Banking includes lending and related financial services to large and medium-sized corporations. Retail Banking includes sales and distribution (direct lending, deposit-gathering, and small business services) and consumer finance. Fee-Based Businesses consists of mortgage banking, institutional trust, personal wealth management, and item processing (conducted through National Processing, Inc). The business units are identified by the products or services offered by the business unit and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation described in Note 1.
   The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The portion of the provision for loan losses that is not related to specific loans is allocated to the business unit based upon factors such as loan growth and net chargeoffs for the unit among other qualitative factors. The business units are match-funded and interest rate risk is centrally-managed by an investment/funding unit within the "Parent and other" line item. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
   Parent and other is comprised of several smaller business units including venture capital and the investment/funding unit as well as inter-segment income elimination and unallocated expenses. Selected segment information is included in the table on the following page.

                                                             CORPORATE      RETAIL      FEE-BASED      PARENT      CONSOLIDATED
                  (DOLLARS IN THOUSANDS)                      BANKING      BANKING      BUSINESSES    AND OTHER       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
1998
Net interest income (taxable equivalent)                     $666,765     $2,239,997    $ 122,215     $(77,104)     $2,951,873
Provision for loan losses                                      16,378        227,628        2,074      (44,680)        201,400
                                                             --------     ----------    ----------    ---------     ----------
Net interest income after provision                           650,387      2,012,369      120,141      (32,424)      2,750,473
Noninterest income                                            171,610        653,690    1,227,922      260,920       2,314,142
Noninterest expense                                           320,172      1,533,656    1,020,484      502,801       3,377,113
                                                             --------     ----------    ----------    ---------     ----------
Income (loss) before income taxes                             501,825      1,132,403      327,579     (274,305)      1,687,502
Income tax expense (benefit)                                  177,814        408,773      116,813      (86,579)        616,821
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $324,011     $  723,630    $ 210,766     $(187,726)    $1,070,681
-------------------------------------------------------------------------------------------------------------------------------
Inter-segment revenue (expense)                              $     --     $   20,771    $  51,302     $(72,073)     $       --
-------------------------------------------------------------------------------------------------------------------------------
Average assets (In Millions)                                 $ 19,676     $   37,056    $   1,958     $ 21,363      $   80,053
-------------------------------------------------------------------------------------------------------------------------------

1997
Net interest income (taxable equivalent)                     $613,752     $2,173,125    $  94,610     $(28,152)     $2,853,335
Provision for loan losses                                      43,698        200,280        1,607      (20,218)        225,367
                                                             --------     ----------    ----------    ---------     ----------
Net interest income after provision                           570,054      1,972,845       93,003       (7,934)      2,627,968
Noninterest income                                            150,500        611,302      900,937      184,893       1,847,632
Noninterest expense                                           317,956      1,511,289      783,567      179,758       2,792,570
                                                             --------     ----------    ----------    ---------     ----------
Income (loss) before income taxes                             402,598      1,072,858      210,373       (2,799)      1,683,030
Income tax expense (benefit)                                  145,613        389,236       76,453      (50,466)        560,836
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $256,985     $  683,622    $ 133,920     $ 47,667      $1,122,194
-------------------------------------------------------------------------------------------------------------------------------
Inter-segment revenue (expense)                              $     --     $    5,200    $  18,972     $(24,172)     $       --
-------------------------------------------------------------------------------------------------------------------------------
Average assets (In Millions)                                 $ 15,561     $   36,472    $   1,507     $ 18,402      $   71,942
-------------------------------------------------------------------------------------------------------------------------------
1996
Net interest income (taxable equivalent)                     $603,930     $2,253,319    $  79,201     $(52,943)     $2,883,507
Provision for loan losses                                      57,793        202,731        1,869      (22,457)        239,936
                                                             --------     ----------    ----------    ---------     ----------
Net interest income after provision                           546,137      2,050,588       77,332      (30,486)      2,643,571
Noninterest income                                            131,634        574,052      794,920      136,531       1,637,137
Noninterest expense                                           325,186      1,614,680      677,482      183,130       2,800,478
                                                             --------     ----------    ----------    ---------     ----------
Income (loss) before income taxes                             352,585      1,009,960      194,770      (77,085)      1,480,230
Income tax expense (benefit)                                  126,056        364,059       72,986      (76,387)        486,714
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $226,529     $  645,901    $ 121,784     $   (698)     $  993,516
-------------------------------------------------------------------------------------------------------------------------------
Inter-segment revenue (expense)                              $     --     $    3,951    $   7,657     $(11,608)     $       --
-------------------------------------------------------------------------------------------------------------------------------
Average assets (In Millions)                                 $ 14,283     $   37,042    $   1,284     $ 18,315      $   70,924
-------------------------------------------------------------------------------------------------------------------------------

QUARTERLY DATA

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 1998 was $291.3 million, or $.88 per diluted share, compared to $292.1 million or $.90 per diluted share for the same period last year. Net income, excluding merger and restructuring expenses, increased 19.2% to $359.3 million, or $1.06 per diluted share, compared to $301.5 million, or $.93 per diluted share, for the same period last year. Excluding merger and restructuring costs, the increase was due mainly to higher net interest and noninterest revenues. Merger and restructuring expenses were $104.7 million in the fourth quarter of 1998 and $26.3 million in the fourth quarter of 1997.
   For the fourth quarter of 1998, excluding merger and restructuring expenses, return on average common equity and average assets was 19.43% and 1.69%, respectively, compared to 18.67% and 1.59%, respectively, for the fourth quarter of 1997.

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly results:

---------------------------------------------------------------------------------------------------------------------------------
     (Dollars in Thousands Except Per Share Amounts)         First          Second         Third          Fourth       Full Year
---------------------------------------------------------------------------------------------------------------------------------
1998
      Interest income                                      $1,368,645     $1,445,291     $1,470,482     $1,472,259     $5,756,677
      Interest expense                                        670,670        715,168        734,117        725,074      2,845,029
      Net interest income                                     697,975        730,123        736,365        747,185      2,911,648
      Provision for loan losses                                56,267         43,033         45,212         56,888        201,400
      Securities gains                                          1,052         19,714         64,451         49,242        134,459
      Net overhead                                            480,230        195,049        226,883        295,268      1,197,430
      Income before income taxes                              162,530        511,755        528,721        444,271      1,647,277
      Net income                                              103,722        331,244        344,456        291,259      1,070,681
      Net income before merger and restructuring expense      297,607        331,244        344,456        359,301      1,332,608
      Basic net income per common share                           .33           1.01           1.05            .89           3.28
      Diluted net income per common share                         .32            .99           1.03            .88           3.22
      Diluted net income per common share before merger
        and restructuring expense                                 .92            .99           1.03           1.06           4.00
      Dividends paid per common share                             .46            .46            .48            .48           1.88
---------------------------------------------------------------------------------------------------------------------------------
1997
      Interest income                                      $1,297,687     $1,341,559     $1,362,559     $1,360,707     $5,362,512
      Interest expense                                        605,208        633,819        651,378        661,769      2,552,174
      Net interest income                                     692,479        707,740        711,181        698,938      2,810,338
      Provision for loan losses                                58,697         54,580         59,186         52,904        225,367
      Securities gains                                         15,951         31,177             53         34,058         81,239
      Net overhead                                            239,818        286,546        236,481        263,332      1,026,177
      Income before income taxes                              409,915        397,791        415,567        416,760      1,640,033
      Net income                                              275,567        271,430        283,053        292,144      1,122,194
      Net income before merger and restructuring expense      279,434        293,075        283,053        301,520      1,157,082
      Basic net income per common share                           .84            .84            .88            .92           3.48
      Diluted net income per common share                         .82            .83            .87            .90           3.42
      Diluted net income per common share before merger
        and restructuring expense                                 .83            .90            .87            .93           3.53
      Dividends paid per common share                             .41            .41           .425           .425           1.67
---------------------------------------------------------------------------------------------------------------------------------

FORM 10-K

The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient and comprehensive information on 1998 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                             of 1934 [Fee Required]
                  For the fiscal year ended December 31, 1998.

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

                   6% Cumulative Convertible Preferred Stock,
                         stated value -- $50 per share
                -----------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stocks held by nonaffiliates of the registrant as of December 31, 1998 - $23,489,149,140

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1998.

Common Stock, $4.00 Per Share -- 326,327,360

Documents Incorporated By Reference:

Portions of the registrant's Proxy Statement (to be dated approximately March 5, 1999) are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.

FORM 10-K CROSS REFERENCE INDEX

                                                        Pages
----------------------------------------------------------------
PART I
  Item  1 --   Business
    Description of Business                                   45
    Average Balance Sheets/Interest/Rates                  18-19
    Volume and Rate Variance Analysis                          7
    Securities                                                10
    Loans                                                   9-10
    Risk Elements of Loan Portfolio                        11-12
    Interest-bearing liabilities                       12, 18-19
    Financial Ratios                                          17
  Item  2 --   Properties                                     46
  Item  3 --   Legal Proceedings                              46
  Item  4 --   Submission of Matters to a Vote of
                 Security Holders - None
----------------------------------------------------------------
PART II
  Item  5 --   Market for the Registrant's Common
                 Equity and Related Stockholder
                 Matters                                      13
  Item  6 --   Selected Financial Data                        17
  Item  7 --   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                              5-16
  Item  7A --  Quantitative and Qualitative
                 Disclosures About Market Risk      14-16, 26-27
  Item  8 --   Financial Statements and
                 Supplementary Data                        20-43
  Item  9 --   Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure - None
----------------------------------------------------------------
PART III
  Item 10 --   Directors and Executive Officers of
                 the Registrant - Note (1)
               Executive Officers                          46-47
               Compliance with Section 16(a) of the
                 Securities Exchange Act - Note (1)
  Item 11 --   Executive Compensation - Note (1)
  Item 12 --   Security Ownership of Certain
                 Beneficial Owners and Management -
                 Note (1)
  Item 13 --   Certain Relationships and Related
                 Transactions - Note (1)
----------------------------------------------------------------
PART IV
  Item 14 --   Exhibits, Financial Statement
                 Schedules and Reports on Form 8-K
               Report of Ernst & Young LLP,
                 Independent Auditors                         20
               Consolidated Financial Statements           20-42
Signatures                                                    47

Reports on Form 8-K filed in the fourth quarter of 1998: Form 8-K, dated October
  14, 1998, concerning a news release reporting earnings for the third quarter and first nine months of fiscal year 1998.
  Form 8-K, dated October 27, 1998, concerning a news release that the Board of Directors had authorized the repurchase of up to 30 million shares of the Corporation's issued and outstanding common stock, subject to a purchase limit of $2.7 billion, out of approximately 330 million common shares currently outstanding. All shares will be held as Treasury shares for reissue in connection with the Corporation's dividend reinvestment and stock option plans, and for general corporate purposes.
Exhibits -- The index of exhibits has been filed as separate pages of the 1998
  Form 10-K and is available to stockholders on request from the Secretary of the Corporation at the principal executive offices. Copies of exhibits may be obtained at a cost of 30 cents per page.
Financial Statement Schedules -- Omitted due to inapplicability or because required information is shown in the Financial Statements or the Notes thereto.
------------------------------------------------------------
Note (1) -- Incorporated by reference from the Corporation's
            Proxy Statement to be dated approximately
            March 5, 1999.
------------------------------------------------------------

BUSINESS
At December 31, 1998, National City Corporation ("National City" or "the Corporation") was approximately the 11th largest in the United States on the basis of total assets. National City owns and operates 7 commercial banks with a total of 1,455 offices in Ohio, Kentucky, Illinois, Indiana, Michigan and Pennsylvania. The banks and other subsidiaries and divisions are engaged in a variety of financial services businesses. In addition to a general commercial banking business, National City or its subsidiaries are engaged in other financial-related businesses. National City and its subsidiaries had 41,218 full-time equivalent employees at December 31, 1998.

COMPETITION
The banking business is highly competitive. The banking subsidiaries of National City compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies, insurance companies and other financial service entities.

SUPERVISION AND REGULATION
National City is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. On September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997 in those states that have not opted out by that date.
   The Act restricts National City's nonbanking activities to those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. National City's banking subsidiaries are subject to limitations with respect to transactions with affiliates.
   A substantial portion of National City's cash revenue is derived from dividends paid by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 15.
   The subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency (the "OCC") or the respective state banking departments, and are subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC).
   National City's subsidiary banks are also subject to certain laws of each state in which such bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks located in other states. Ohio, Kentucky, Illinois, Indiana, Michigan and Pennsylvania have all adopted nationwide reciprocal interstate banking.
   The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of or any FDIC-assisted transaction involving an affiliated insured bank or savings association.
   The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") covers a wide expanse of banking regulatory issues. The FDIC Improvement Act deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters.
   The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of National City and its subsidiary banks cannot be predicted.

PROPERTIES
National City and its significant subsidiaries occupy their headquarter offices under long-term leases. The Corporation also owns freestanding operations centers in Columbus, Cleveland, and Kalamazoo and Royal Oak, Michigan and leases operations centers in Pittsburgh and Chicago. Branch office locations are variously owned or leased.

LEGAL PROCEEDINGS
National City and its subsidiaries are parties (either as plaintiff or defendant) to a number of lawsuits incidental to their businesses and, in certain lawsuits, claims or counterclaims have been asserted. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, management does not believe the ultimate outcome of these matters will have a material adverse effect on the financial condition or the liquidity of the Corporation. See also
Note 20 on page 41.

EXECUTIVE OFFICERS
The Executive Officers of National City (as of January 21, 1999) are as follows:

            Name               Age             Position
----------------------------------------------------------------
David A. Daberko               53      Chairman and Chief
                                         Executive Officer
Vincent A. DiGirolamo          61      Vice Chairman
Robert G. Siefers              53      Vice Chairman and
                                         Chief Financial Officer
James R. Bell III              42      Executive Vice President
Paul G. Clark                  45      Executive Vice President
Gary A. Glaser                 54      Executive Vice President
Thomas W. Golonski             56      Executive Vice President
Jon L. Gorney                  48      Executive Vice President
Christopher Graffeo            51      Executive Vice President
Jeffrey D. Kelly               45      Executive Vice President
William E. MacDonald III       52      Executive Vice President
Herbert R. Martens, Jr.        46      Executive Vice President
Robert J. Ondercik             52      Executive Vice President
A. Joseph Parker               44      Executive Vice President
Harold B. Todd, Jr.            57      Executive Vice President
James P. Gulick                40      Senior Vice President
                                         and General Auditor
Thomas A. Richlovsky           47      Senior Vice President
                                         and Treasurer
David L. Zoeller               49      Senior Vice President,
                                         General Counsel
                                         and Secretary

   The term of office for executive officers is one year.
   There is no family relationship between any of the executive officers. Except as noted below, each of the officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.
   Mr. Parker was elected executive vice president in 1998. Prior to that time he was the Retail Business Line

Manager of the Corporation since 1994 and in charge of developing a new retail delivery system strategy during 1993.
   Mr. Clark was elected executive vice president during 1998 and is the president and chief executive officer of National City Bank of Michigan/Illinois. Prior to that time he led the integration of Integra Financial Corporation into the Corporation from 1995 to 1997 and led the Metro/Ohio division of National City Bank from 1992 to 1995.
   Mr. Martens was promoted to executive vice president in 1997. Prior to that time he was chairman of NatCity Investments, Inc. since 1995 and president and chief executive officer of Raffensperger, Hughes & Co. from 1993 to 1995 and president of Reserve Capital Group from 1990 to 1993.
   Mr. Bell was elected president and chief executive officer of National City Bank of Kentucky in 1996. Prior to that time he was an executive vice president since 1994 and a senior vice president of National City Bank in Cleveland from 1990 to 1993.
   Mr. Golonski was elected executive vice president in 1996. Prior to that time he was the president of Integra Bank since 1995, chairman and director of Altegra Credit Company and Integra Mortgage Company from 1994 to 1995, executive vice president of Integra Bank from 1994 to 1995, and chairman and chief executive officer of Integra Bank/North from 1991 to 1993.
   Mr. Graffeo was appointed an executive vice president in 1995. Prior to that time he was president and chief executive officer of National City Bank, Northeast since 1992 and an executive vice president of that Bank from 1991 to 1992.
   Mr. Gulick was appointed a senior vice president in 1995. Prior to that time he was a vice president since 1992 and an audit manager with Coopers & Lybrand LLP from 1987 to 1992.
   Mr. Kelly was appointed an executive vice president in 1994. Prior to that time he was a senior vice president since 1990 and a senior vice president of National City Bank in Cleveland from 1987 to 1990.
   Mr. Ondercik was appointed an executive vice president in 1994. Prior to that time he was a senior vice president since 1991 and a senior vice president of National City Bank in Cleveland from 1989 to 1991.

SIGNATURES
Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 21, 1999.

National City Corporation

/s/ David A. Daberko
---------------------------------------
David A. Daberko
Chairman and Chief Executive Officer
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on January 21, 1999.

/s/ David A. Daberko
---------------------------------------
David A. Daberko
Chairman and Chief Executive Officer

/s/ Robert G. Siefers
---------------------------
Robert G. Siefers
Vice Chairman and Chief Financial Officer

/s/ Vincent A. DiGriolame
---------------------------------------
Vincent A. DiGirolamo
Vice Chairman

/s/ Thomas A. Richlovsky
---------------------------------------
Thomas A. Richlovsky
Senior Vice President
and Treasurer

   The Directors of National City Corporation (listed on page 48, except John W. Brown and W. Bruce Lunsford) executed a power of attorney appointing David L. Zoeller their attorney-in-fact, empowering him to sign this report on their behalf.

David L. Zoeller
---------------------------------------
By David L. Zoeller
Attorney-in-fact

BOARD OF DIRECTORS/OFFICERS

BOARD OF DIRECTORS

DAVID A. DABERKO (2,3,4)
Chairman & CEO
National City Corporation

SANDRA H. AUSTIN (3,7)
Management Consultant

JON E. BARFIELD (1,6)
Chairman & President
The Bartech Group

EDWARD B. BRANDON (2,3,4)
Retired Chairman
National City Corporation

JOHN G. BREEN (3,4,5)
Chairman & CEO
The Sherwin-Williams Company

JAMES S. BROADHURST (1,5)
Chairman & CEO
Eat'n Park Restaurants

JOHN W. BROWN (3,5)
Chairman, President & CEO
Stryker Corporation

DUANE E. COLLINS (2,3,5)
President & CEO
Parker Hannifin Corporation

DANIEL E. EVANS (1,5)
Chairman & CEO
Bob Evans Farms, Inc.

CLIFFORD L. GREENWALT (1,7)
Retired President & CEO
Central Illinois Public Service Company, Inc.

BERNADINE P. HEALY, M.D. (6,7)
Dean, College of Medicine
& Public Health
The Ohio State University

DOROTHY A. JOHNSON (4,6)
President & CEO
Council of Michigan Foundations

JOSEPH H. LEMIEUX (2,3,5)
Chairman & CEO
Owens-Illinois, Inc.

W. BRUCE LUNSFORD (1,3,7)
Chairman & CEO
Vencor, Inc.

ROBERT A. PAUL (2,3,7)
President & CEO
Ampco-Pittsburgh Corporation

WILLIAM F. ROEMER (4,6)
Retired Chairman
National City Bank of Pennsylvania

MICHAEL A. SCHULER (1,6)
Chairman, President & CEO
Zippo Manufacturing Company

STEPHEN A. STITLE (4,6,7)
Chairman
National City Bank of Indiana

JEROME F. TATAR
Chairman, President & CEO
The Mead Corporation

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

--------------------------------------------------------------------------------
OFFICERS

Office of the Chairman

DAVID A. DABERKO
Chairman & CEO

VINCENT A. DIGIROLAMO
Vice Chairman

ROBERT G. SIEFERS
Vice Chairman & CFO

Executive Vice Presidents

JAMES R. BELL III
Retail Sales & Distribution

PAUL G. CLARK
Michigan/Illinois Banking

GARY A. GLASER
Ohio Banking

THOMAS W. GOLONSKI
Pennsylvania Banking

JON L. GORNEY
Information Services & Operations

J. CHRISTOPHER GRAFFEO
Indiana Banking

JEFFREY D. KELLY
Investments

WILLIAM E. MACDONALD III
Ohio Banking

HERBERT R. MARTENS, JR.
Wealth Management

ROBERT J. ONDERCIK
Credit Administration

A. JOSEPH PARKER
Consumer Finance

HAROLD B. TODD, JR.
Institutional Trust

Senior Vice Presidents

W. DOUGLAS BANNERMAN
Corporate Banking

JEFFREY M. BIGGAR
Private Client Group

J. ANDREW DUNHAM
Investments

JOHN D. GELLHAUSEN
Comptroller

MARY H. GRIFFITH
Marketing Communications

JAMES P. GULICK
General Auditor

JOSEPH J. HERR
Loan Review

JAMES A. HUGHES
Information Services & Operations

J. MICHAEL KEARNEY
Properties

JANIS E. LYONS
Corporate Accounting

GARY P. OBERS
Corporate Services

J. ARMANDO RAMIREZ
Strategic Planning and Mergers & Acquisitions

EDWARD B. REILLY
Corporate Banking

THOMAS A. RICHLOVSKY
Treasurer

WILLIAM H. SCHECTER
Merchant Banking

THOMAS H. SCHROTH
Operations

SHELLEY J. SEIFERT
Human Resources

JEFFREY T. SILER
Dealer Finance

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

ANNUAL MEETING

The Annual Meeting of Stockholders will be on Monday, April 12, 1999 at
10:00 a.m. Eastern Daylight Time.

National City Corporation
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114

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

NAIC

National City is a proud sponsor of the National Association of Investors Corporation (NAIC) and participates in its Low-Cost Investment Plan. To receive more information on NAIC, call (248) 583-NAIC.

--------------------------------------------------------------------------------------------
                                             Moody's      Standard    Duff         Thomson
                                   Investors Service      & Poor's    & Phelps     BankWatch
--------------------------------------------------------------------------------------------
National City Corporation                                                          A/B
     Commercial paper (short-term debt)    P-1             A-1          D-1+       TBW1
     Senior debt                            A1             A            AA-
     Subordinated debt                      A2             A-           A+         A

--------------------------------------------------------------------------------------------
Bank Subsidiaries
     Certificates of deposit               Aa3             A+           AA
     Subordinated bank notes               A1              A            AA-        A+



CORPORATE
HEADQUARTERS
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484
(216) 575-2000
www.national-city.com

TRANSFER AGENT AND REGISTRAR
National City Bank
Corporate Trust Operations
Department 5352
P.O. Box 92301
Cleveland, Ohio 44193-0900
1-800-622-6757

INVESTOR INFORMATION

Julie I. Sabroff, Vice President
Investor Relations
Department 2101
P.O. Box 5756
Cleveland, Ohio 44101-0756
1-800-622-4204

[NATIONAL CITY LOGO]



1900 East Ninth Street
Cleveland, Ohio 44114-3484

                                                      Bulk Rate
                                                    U.S. Postage
                                                        PAID
                                                    National City
                                                     Corporation


                                                     First Class
                                                    U.S. Postage
                          Replaces indicia --------       PAID
                          above for part of run     National City
                                                     Corporation

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  2.1     Agreement and Plan of Merger dated as of November 30, 1997 by and between National City Corporation and First of
          America Bank Corporation (filed as Exhibit 2.1 to Form 8-K dated December 9, 1997 and incorporated herein by
          reference).
  2.2     Agreement and Plan of Merger dated as of January 12, 1998 by and between National City Corporation and Fort Wayne
          National Corporation (filed as Appendix A to Registrant's
          Form S-4 Registration Statement No. 333-46571 dated February
          19, 1998.
  3.1     Restated Certificate of Incorporation of National City
          Corporation, as amended, (filed as Exhibit 3.1 to National
          City Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
          reference).
  3.2     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (As Amended through October 24, 1994)
          (filed as Exhibit 3.2 to Registrant's Form S-4 Registration
          Statement No. 33-56539 dated November 18, 1994 and
          incorporated herein by reference).
  4.1     Instruments defining the rights of holders of certain
          long-term debt of National City and its consolidated
          subsidiaries are not filed as exhibits because the amount of debt under such instruments is less than 10% of the total
          consolidated assets of National City. National City
          undertakes to file these instruments with the Commission
          upon request.
  4.2     Credit Agreement dated as of February 2, 1996, by and
          between National City and the banks named therein (filed as
          Exhibit 4.2 to Registrant's Form S-4 Registration Statement
          No. 333-01697 dated March 13, 1996 and incorporated herein by reference).
  4.3     Certificate of Stock Designation dated as of February 2,
          1998 designating National City Corporation's 6% Cumulative
          Convertible Preferred Stock, Series 1, without par value,
          and fixing the powers, preferences, rights, qualifications, limitations and restrictions thereof (filed as Appendix D to
          Registrant's Form S-4 Registration Statement No. 333-46571
          dated February 19, 1998 and incorporated herein by
          reference) in addition to those set forth in National City
          Corporation's Restated Certificate of Incorporation, as
          amended (filed as Exhibit 3.1 to National City Corporation's
          Annual Report on Form 10K for the fiscal year ended December
          31, 1997 and incorporated herein by reference).
 10.1     National City Corporation Short Term Incentive Compensation
          Plan for Senior Officers As Amended and Restated Effective
          January 1, 1995. (filed as Exhibit 10.1 to Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1994 and incorporated herein by reference).
 10.2     National City Corporation Long Term Incentive Compensation
          Plan for Senior Officers As Amended and Restated Effective
          January 1, 1995. (filed as Exhibit 10.2 to Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1994 and incorporated herein by reference).
 10.3     National City Corporation Annual Corporate Performance
          Incentive Plan Effective January 1, 1995. (filed as Exhibit
          10.21 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1994 and incorporated herein by reference).
 10.4     National City Savings and Investment Plan, As Amended and
          Restated Effective July 1, 1992. (filed as Exhibit 10.24 to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by
          reference).
 10.5     The National City Savings and Investment Plan No. 2, As
          Amended and Restated Effective January 1, 1992 (filed as
          Exhibit 10.25 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1994 and incorporated
          herein by reference).
 10.6     National City Corporation's Amended and Restated 1973 Stock
          Option Plan, as amended (filed as Exhibit 10.4 to
          Registration Statement No. 2-91434) and amended 1984 Stock
          Option Plan (filed as Exhibit No. 10.2 to National City's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1987); both incorporated herein by reference.
 10.7     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.7 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989, and
          incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.8     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.9     National City Corporation 150th Anniversary Stock Option
          Plan. (Filed as Exhibit 10.9 to Registration Statement No.
          33-59487 and incorporated herein by reference).
 10.10    National City Corporation 1997 Stock Option Plan (filed as
          Exhibit A to National City Corporation's Proxy Statement
          Form 14A #000-07229 dated February 19, 1997 and incorporated herein by reference).
 10.11    National City Corporation Plan for Deferred Payment of
          Directors' Fees, as amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.12    National City Corporation Supplemental Executive Retirement
          Plan, as Amended and Restated Effective January 1, 1997
          (filed as Exhibit 10.12 to Registrant's Form S-4
          Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference).
 10.13    National City Corporation Executive Savings Plan As Amended
          and Restated Effective January 1, 1995 (filed as Exhibit
          10.9 to National City's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1994, and incorporated herein by reference).
 10.14    National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.15    National City Corporation 1997 Restricted Stock Plan (filed as Exhibit B to National City Corporation's Proxy Statement
          Form 14A #000-07229 dated February 19, 1997 and incorporated herein by reference).
 10.16    First Kentucky National Corporation 1985 Stock Option Plan
          (filed as Exhibit 10.2 to First Kentucky National
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by
          reference).
 10.17    First Kentucky National Corporation 1982 Stock Option Plan
          (filed as Exhibit 10.3 to First Kentucky National
          Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by
          reference).
 10.18    Form of grant made under National City Corporation 1991
          Restricted Stock Plan made in connection with National City
          Corporation Supplemental Executive Retirement Plan as
          amended (filed as Exhibit 10.10 to National City's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1992, and incorporated herein by reference).
 10.19    Amended Employment Agreement dated July 21, 1989 by and
          between Merchants National Corporation or a subsidiary and
          Otto N. Frenzel, III (filed as Exhibit 10(21) to Merchants
          National Corporation Annual Report of Form 10-K for the
          fiscal year ended December 31, 1987 and incorporated herein by reference).
 10.20    Split Dollar Insurance Agreement dated January 4, 1988
          between Merchants National Corporation and Otto N. Frenzel,
          III Irrevocable Trust II (filed as Exhibit 10(26) to
          Merchants National Corporation Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989 and incorporated herein by reference).
 10.21    Merchants National Corporation Director's Deferred
          Compensation Plan, as amended and restated August 16, 1983
          (filed as Exhibit 10(3) to Merchants National Corporation
          Registration Statement as Form S-2 filed June 28, 1985,
          incorporated herein by reference).
 10.22    Merchants National Corporation Supplemental Pension Plan
          dated November 20, 1984; First Amendment to the Supplemental
          Pension Plans dated January 21, 1986; Second Amendment to
          the Supplemental Pension Plans dated July 3, 1989; and Third
          Amendment to the Supplemental Pension Plans dated November
          21, 1990 (filed respectively as Exhibit 10(n) to Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 31, 1984; as Exhibit 10(q) to the Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 31, 1985; as Exhibit 10(49) to Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 31, 1990; and as Exhibit 10(50) to the
          Merchants National Corporation Annual Report on Form 10-K
          for the year ended December 31, 1990; all incorporated
          herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.23    Merchants National Corporation Employee Benefit Trust
          Agreement, effective July 1, 1987 (filed as Exhibit 10(27)
          to Merchants National Corporation Annual Report on Form 10-K
          for the year ended December 31, 1987, incorporated herein by reference).
 10.24    Merchants National Corporation Non-qualified Stock Option
          Plan effective January 20, 1987, and the First Amendment to that Merchants National Non-qualified Stock Option Plan,
          effective October 16, 1990 (filed respectively as Exhibit
          10(23) to Merchants National Corporation Annual Report on
          Form 10-K for the year ended December 31, 1986, and as
          Exhibit 10(55) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1990,
          both of which are incorporated herein by reference).
 10.25    Merchants National Corporation 1987 Non-qualified Stock
          Option Plan, effective November 17, 1987, and the First
          Amendment to effective October 16, 1990, (filed respectively as Exhibit 10(30) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1987,
          and as Exhibit 10(61) to Merchants National Corporation
          Annual Report on Form 10-K for the year ended December 31,
          1990, both of which are incorporated herein by reference).
 10.26    Merchants National Corporation Directors Non-qualified Stock
          Option Plan and the First Amendment to Merchants National
          Corporation Directors Non-qualified Stock Option Plan
          effective October 16, 1990 (filed respectively as Exhibit
          10(44) to Merchants National Corporation Annual Report on
          Form 10-K for the year ended December 31, 1988, and as
          Exhibit 10(68) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1990,
          both of which are incorporated herein by reference).
 10.27    Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.26 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.28    Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.27 to Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1994 and incorporated herein by reference).
 10.29    Forms of contracts with David A. Daberko, Vincent A.
          DiGirolamo, William E. MacDonald III, Jon L. Gorney, Harold
          B. Todd, Jr., Robert G. Siefers, Robert J. Ondercik, Jeffrey
          D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P.
          Gulick, Gary A. Glaser, J. Christopher Graffeo, Herbert R.
          Martens, Jr, Robert E. Showalter, Thomas W. Golonski and
          James R. Bell (filed as Exhibit 10.29 to Registrant's Form
          S-4 Registration Statement No 333-46571 dated February 19,
          1998 and incorporated herein by reference).
 10.30    Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and those individuals
          listed in Exhibit 10.27 and other key employees. (filed as exhibit 10.28 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated
          herein by reference).
 10.31    National City Corporation Short-Term Incentive Compensation
          Plan for Senior Officers--Corporate Results As Amended and
          Restated Effective January 1, 1996 (filed as Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the fiscal
          year ended December 31, 1995 and incorporated herein by
          reference).
 10.32    Consulting Agreement dated as of August 27, 1995 by and
          between Integra Financial Corporation and William F. Roemer,
          (filed as Exhibit 10.30 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1996 and
          incorporated herein by reference).
 10.33    Stock Option Agreement dated as of November 30, 1997 between
          National City Corporation ("Grantee") and First of America
          Bank Corporation ("Issuer") (filed as Exhibit 2.2 to Form
          8-K dated December 9, 1997 and incorporated herein by
          reference).
 10.34    Stock Option Agreement dated as of November 30, 1997 between
          National City Corporation ("Issuer") and First of America
          Bank Corporation ("Grantee") (filed as Exhibit 2.3 to Form
          8-K dated December 9, 1997 and incorporated herein by
          reference).
 10.35    Stock Option Agreement dated as of January 12, 1998 between
          National City Corporation ("Grantee") and Fort Wayne
          National Corporation ("Issuer") (filed as Appendix C to
          Registrant's Form S-4 Registration Statement No. 333-46571
          dated February 19, 1998 and incorporated herein by
          reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.36    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 (on Form S-8) to Form S-4 Registration
          Statement No. 333-46571), Amended and Restated First of
          America Bank Corporation Stock Compensation Plan (filed as
          Exhibit 4.5 to Registrant's Post-Effective Amendment No. 2
          (on Form S-8) to Form S-4 Registration Statement No.
          333-46571) and First of America Bank Corporation Directors
          Stock Compensation Plan (filed as Exhibit 4.6 to
          Registrant's Post-Effective Amendment No. 2 (on Form S-8) to
          Form S-4 Registration Statement No. 333-46571) and each
          herein incorporated by reference.
 10.37    Fort Wayne National Corporation 1985 Stock Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 (on Form S-8) to Form S-4 Registration
          Statement No. 333-45609), Fort Wayne National Corporation
          1994 Stock Incentive Plan (filed as Exhibit 4.5 to
          Registrant's Post-Effective Amendment No. 1 (on Form S-8) to
          Form S-4 Registration Statement No. 333-45609) and Fort
          Wayne National Corporation 1994 Nonemployee Director Stock
          Incentive Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 1 (on Form S-8) to Form S-4
          Registration Statement No. 333-45609), and each herein
          incorporated by reference.
 10.38    National City Corporation 1997 Stock Option Plan (filed as
          Exhibit 4.4 to Registrant's Form S-8 Registration Statement
          No. 333-58923, dated July 10, 1998 and incorporated herein by reference).
 10.39    National City Corporation 1997 Restricted Stock Plan (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-60411, dated July 31, 1998 and
          incorporated herein by reference).
 10.40    Employment Agreement dated as of November 30, 1997 by and
          between National City Corporation and Richard F. Chormann,
          (filed as Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q No. 000-07229 for the quarter ended March 31,
          1998 and incorporated herein by reference).
 21.1     Subsidiaries. (Filed as Exhibit 21.1).
 23.1     Consent of Ernst & Young LLP, Independent Auditors for
          National City Corporation (filed as Exhibit 23.1).
 23.2     Consent of KPMG LLP, Independent Auditors for First of
          America Bank Corporation (filed as Exhibit 23.2).
 24.1     Powers of Attorney (filed as Exhibit 24.1).
 27.1     Financial Data Schedule (filed as Exhibit 27.1).
 99.1     Report of KPMG LLP on First of America Bank Corporation's
          financial statements as of December 31, 1997 and for each of the years in the two year period ended December 31, 1997
          (filed as Exhibit 99.1).