Form 10-Q
period 1999-03-31
NATIONAL CITY CORP
filed 1999-05-06
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                         Common stock - $4.00 Par Value
                 Outstanding as of March 31, 1999 - 314,420,971

                        [NATIONAL CITY CORPORATION LOGO]

                          QUARTER ENDED MARCH 31, 1999

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Item 1. Financial Statements:
    Consolidated Statements of Income.......................    4
    Consolidated Balance Sheets.............................    5
    Consolidated Statements of Cash Flows...................    6
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................    7
    Notes to Consolidated Financial Statements..............    7
Item 2. Management's Discussion and Analysis................   13
Daily Average Balances/Net Interest Income/Rates............   18
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk
  There were no material changes to the market risk
  disclosures included in National City Corporation's 1998
  Annual Report on Form 10-K. Refer to the Management's
  Discussion and Analysis for further discussion.

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings (None)
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders
  (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K
    Exhibits:
    Exhibit 12 -- Computation of Ratio of Earnings to Fixed
     Charges
    Exhibit 27 -- Financial Data Schedule
    Reports on Form 8-K:
      February 2, 1999 -- National City Corporation reported
       that it had filed a prospectus and a prospectus
       supplement with the Commission relating to its
       issuance of 5 3/4 subordinated notes due February 1,
       2009.
Signature...................................................   21

FINANCIAL HIGHLIGHTS

                                                          Three Months Ended
                                                               March 31
-------------------------------------------------------------------------------------------

                                                                                    Percent
                                                          1999           1998       Change
EARNINGS (IN THOUSANDS):
--------------------------------
Net interest income -- fully taxable equivalent.....      $764,699       $708,276         8%
Provision for loan losses...........................        68,034         56,267        21
Fees and other income (excluding nonrecurring
  items)............................................       554,093        493,771        12
Securities gains....................................        23,688          1,052        --
Noninterest expense (excluding nonrecurring
  items)............................................       739,202        699,303         6
Net income before nonrecurring items................       347,871        297,607        17
Nonrecurring items*
  Pre-tax...........................................        36,798       (274,698)       --
  After-tax.........................................         3,148       (193,885)       --
Net income..........................................       351,019        103,722       238
PERFORMANCE RATIOS:
------------------------------
Net interest margin.................................          4.02%          4.19%
Return on average assets**..........................          1.65           1.61
Return on average common equity**...................         20.94          19.23
Return on average total equity**....................         20.87          19.23
PER SHARE MEASURES:
------------------------------
Net income per common share:
  Basic.............................................         $1.09           $.33       230%
  Diluted...........................................          1.08            .32       238
  Diluted-adjusted**................................          1.07            .92        16
Dividends paid per common share.....................           .52            .46        13
Book value per common share.........................         19.80          20.73        (4)
Market value per common share (close)...............         66.38          73.31        (9)
Average shares -- diluted...........................   326,110,250    323,006,334         1
AVERAGE BALANCES (IN MILLIONS):
------------------------------------------
Assets..............................................       $85,520        $74,769        14%
Loans...............................................        57,319         52,158        10
Securities..........................................        15,126         13,728        10
Earning assets......................................        76,514         67,789        13
Deposits............................................        54,457         51,637         5
Common stockholders' equity.........................         6,728          6,276         7
Stockholders' equity................................         6,761          6,276         8
AT PERIOD END:
--------------------
Equity to assets ratio..............................          7.44%          8.46%
Tier 1 capital ratio................................          7.50           8.67
Total risk-based capital ratio......................         12.20          12.75
Leverage ratio......................................          6.10           7.64
Common shares outstanding...........................   314,420,971    327,513,959        (4)%
Full-time equivalent employees......................        39,742         41,056        (3)
ASSET QUALITY:
--------------------
Net charge-offs to average loans (annualized).......           .48%           .41%
Loan loss reserve to loans (period-end).............          1.69           1.80
Nonperforming assets to loans and OREO..............           .47            .52
-------------------------------------------------------------------------------------------

 * Comprised of net gains on asset disposals in 1999 (Electronic Payment Services, Inc. -- $95.7 million pre-tax, $62.2 million after-tax; Stored Value Systems, Inc. -- $6.1 million pre-tax, $4.0 million after-tax; National Processing, Inc. business lines, net of minority interest -- ($65.0) million pre-tax, ($63.1) million after-tax) and merger expenses in 1998.

** Excluding after-tax effects of nonrecurring items.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended
          (In Thousands Except Per Share Amounts)                    March 31
-------------------------------------------------------------------------------------

                                                                 1999         1998
INTEREST INCOME
  Loans.....................................................  $1,212,303   $1,140,421
  Securities:
     Taxable................................................     223,913      206,412
     Exempt from Federal income taxes.......................      10,199       11,600
  Federal funds sold and security resale agreements.........      11,013        6,006
  Other short-term investments..............................       3,062        4,206
                                                              ----------   ----------
       Total interest income................................   1,460,490    1,368,645
INTEREST EXPENSE
  Deposits..................................................     419,023      446,461
  Federal funds borrowed and security repurchase
     agreements.............................................      99,694       73,763
  Borrowed funds............................................      28,484       51,276
  Long-term debt and capital securities.....................     157,154       99,170
                                                              ----------   ----------
       Total interest expense...............................     704,355      670,670
                                                              ----------   ----------
NET INTEREST INCOME.........................................     756,135      697,975
PROVISION FOR LOAN LOSSES...................................      68,034       56,267
                                                              ----------   ----------
       Net interest income after provision
          for loan losses...................................     688,101      641,708
NONINTEREST INCOME
  Item processing revenue...................................     121,703      112,540
  Service charges on deposit accounts.......................      99,863       91,713
  Trust and investment management fees......................      81,847       76,954
  Card-related fees.........................................      45,310       46,891
  Mortgage banking revenue..................................      92,995       61,250
  Other.....................................................     149,173      104,423
                                                              ----------   ----------
       Total fees and other income..........................     590,891      493,771
  Securities gains..........................................      23,688        1,052
                                                              ----------   ----------
       Total noninterest income.............................     614,579      494,823
NONINTEREST EXPENSE
  Salaries and other personnel..............................     400,764      383,854
  Equipment.................................................      52,761       51,728
  Net occupancy.............................................      54,127       48,737
  Third party services......................................      45,570       49,602
  Merger and restructuring..................................          --      274,698
  Other.....................................................     185,980      165,382
                                                              ----------   ----------
       Total noninterest expense............................     739,202      974,001
                                                              ----------   ----------
Income before income taxes..................................     563,478      162,530
Income tax expense..........................................     212,459       58,808
                                                              ----------   ----------
NET INCOME..................................................  $  351,019   $  103,722
                                                              ==========   ==========
NET INCOME APPLICABLE TO COMMON STOCK.......................  $  350,604   $  103,722
                                                              ==========   ==========

NET INCOME PER COMMON SHARE
  Basic.....................................................       $1.09        $.33
  Diluted...................................................        1.08         .32
AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................     320,495     316,227
  Diluted...................................................     326,110     323,006

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                       March 31     December 31     March 31
              (DOLLARS IN THOUSANDS)                     1999          1998           1998
----------------------------------------------------------------------------------------------
ASSETS

  Loans:
     Commercial....................................  $22,306,928    $22,243,114   $19,996,064
     Real estate -- commercial.....................    6,309,277      6,251,879     6,491,789
     Real estate -- residential....................    8,693,757      9,664,115    10,110,368
     Consumer......................................   15,022,782     14,822,759    12,834,912
     Credit card...................................    1,846,719      1,852,635     1,855,401
     Home equity...................................    3,133,121      3,176,664     3,030,871
                                                     -----------    -----------   -----------
          Total loans..............................   57,312,584     58,011,166    54,319,405
          Allowance for loan losses................     (970,336)      (970,243)     (976,464)
                                                     -----------    -----------   -----------
          Net loans................................   56,342,248     57,040,923    53,342,941
  Mortgage loans held for sale.....................    2,519,462      3,507,487     2,133,398
  Securities available for sale, at market.........   15,263,581     16,119,370    15,635,191
  Federal funds sold and security resale
     agreements....................................      978,138        930,492       475,890
  Other short-term investments.....................      101,696        218,149       111,687
  Cash and demand balances due from banks..........    3,443,365      4,783,491     3,745,235
  Properties and equipment.........................    1,129,305      1,150,210     1,037,159
  Accrued income and other assets..................    4,316,701      4,495,510     4,234,687
                                                     -----------    -----------   -----------
          TOTAL ASSETS.............................  $84,094,496    $88,245,632   $80,716,188
                                                     ===========    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest bearing deposits.....................  $11,200,312    $10,911,926   $10,449,115
  NOW and money market accounts....................   16,800,510     18,610,832    17,312,998
  Savings accounts.................................    3,957,576      4,021,113     4,359,381
  Time deposits of individuals.....................   16,821,451     17,450,904    18,980,294
  Other time deposits..............................    1,340,458      2,280,973     2,482,568
  Deposits in overseas offices.....................    1,930,292      4,971,161     1,802,535
                                                     -----------    -----------   -----------
          Total deposits...........................   52,050,599     58,246,909    55,386,891
  Federal funds borrowed and security repurchase
     agreements....................................    8,753,759      9,427,309     7,967,150
  Borrowed funds...................................    2,840,983      2,117,916     2,762,173
  Long-term debt...................................   11,999,109      9,009,448     5,533,614
  Corporation-obligated mandatorily redeemable
     capital securities of subsidiary trusts
     holding solely debentures of the
     Corporation...................................      679,896        679,894       679,894
  Accrued expenses and other liabilities...........    1,513,241      1,751,248     1,560,664
                                                     -----------    -----------   -----------
          TOTAL LIABILITIES........................   77,837,587     81,232,724    73,890,386
Stockholders' Equity:
  Preferred stock..................................       30,513         36,098        36,999
  Common stock.....................................    6,226,396      6,976,810     6,788,803
                                                     -----------    -----------   -----------
          TOTAL STOCKHOLDERS' EQUITY...............    6,256,909      7,012,908     6,825,802
                                                     -----------    -----------   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY.................................  $84,094,496    $88,245,632   $80,716,188
                                                     ===========    ===========   ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                        Three Months Ended March 31
-----------------------------------------------------------------------------------------
                                                                  1999           1998
OPERATING ACTIVITIES
  Net income................................................  $   351,019    $   103,722
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
       Provision for loan losses............................       68,034         56,267
       Depreciation and amortization........................       40,493         33,630
       Amortization of intangibles and servicing rights.....       41,902         24,425
       Amortization of securities discount and premium......        4,668          4,495
       Securities gains.....................................      (23,688)        (1,052)
       Other gains, net.....................................      (37,391)       (45,866)
       Net (increase) decrease in trading account assets....       (4,398)         6,333
       Originations and purchases of mortgage loans held for
          sale..............................................   (4,471,969)    (3,339,955)
       Proceeds from sales of mortgage loans held for
          sale..............................................    5,562,488      3,019,870
       (Increase) decrease in interest receivable...........      (21,801)         7,528
       Increase (decrease) increase in interest payable.....       42,221        (33,317)
       Net change in other assets/liabilities...............      (51,229)       (57,485)
                                                              -----------    -----------
          Net Cash Provided (Used) by Operating
            Activities......................................    1,500,349       (221,405)
LENDING AND INVESTING ACTIVITIES
  Net decrease in short-term investments....................       73,205         52,268
  Purchases of securities...................................   (1,266,508)    (3,683,967)
  Proceeds from sales of securities.........................      982,094      2,133,433
  Proceeds from maturities and prepayments of securities....    1,048,873        684,850
  Net decrease (increase) in loans..........................      482,471       (840,390)
  Proceeds from sales of loans..............................       46,269             --
  Net (increase) decrease in properties and equipment.......      (16,810)        14,617
  Acquisitions/Disposals....................................        8,535        157,632
                                                              -----------    -----------
          Net Cash Provided (Used) by Lending and Investing
            Activities......................................    1,358,129     (1,481,557)
DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in Federal funds borrowed and
     security repurchase agreements.........................     (673,550)     2,871,580
  Net increase (decrease) in borrowed funds.................      723,067     (1,532,917)
  Net (decrease) increase in demand, savings, NOW, money
     market accounts, and deposits in overseas offices......   (4,626,342)       124,553
  Net (decrease) increase in time deposits..................   (1,569,968)        94,969
  Repayment of long-term debt...............................     (570,143)      (302,415)
  Proceeds from issuance of long-term debt, net.............    3,560,000        101,404
  Dividends paid............................................     (170,388)      (127,680)
  Issuances of common stock.................................       56,299         45,394
  Repurchase of common stock................................     (927,579)      (146,000)
                                                              -----------    -----------
          Net Cash (Used) Provided by Deposit and Financing
            Activities......................................   (4,198,604)     1,128,888
                                                              -----------    -----------
  Net (Decrease) in Cash and Demand Balances Due From
     Banks..................................................   (1,340,126)      (574,074)
  Cash and Demand Balances Due From Banks, January 1........    4,783,491      4,319,309
                                                              -----------    -----------
  Cash and Demand Balances Due From Banks, March 31.........  $ 3,443,365    $ 3,745,235
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................  $   662,134    $   703,987
  Income taxes paid.........................................       30,169          5,529
  Common and preferred stock issued in purchase
     acquisitions...........................................           --        787,184

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                                                           Other
    (Dollars in Thousands Except Per       Preferred        Common        Capital        Retained      Comprehensive
             Share Amounts)                  Stock          Stock         Surplus        Earnings          Income
----------------------------------------------------------------------------------------------------------------------
Balance January 1, 1998.................    $    --       $1,262,790     $1,108,920     $3,440,763        $345,787
  Comprehensive Income:
    Net income..........................                                                   103,722
    Other comprehensive income, net of
      tax...............................                                                                    27,994
  Total comprehensive income............
  Common dividends declared, $.46 per
    share...............................                                                  (150,752)
  Issuance of 997,719 common shares
    under corporate stock and dividend
    reinvestment plans..................                       3,991         41,403
  Net issuance of 10,818,752 common
    shares and 739,976 preferred shares
    pursuant to acquisitions............     36,999           43,275        691,734       (130,824)
                                            -------       ----------     ----------     ----------        --------
Balance March 31, 1998..................    $36,999       $1,310,056     $1,842,057     $3,262,909        $373,781
                                            =======       ==========     ==========     ==========        ========
Balance January 1, 1999.................    $36,098       $1,305,309     $1,968,751     $3,430,672        $272,078
  Comprehensive Income:
    Net income..........................                                                   351,019
    Other comprehensive income, net of
      tax
      Unrealized losses on securities of
      ($56,172) net of reclassification
      adjustment for gains included in
      net income of $15,397.............                                                                   (71,569)
  Total comprehensive income............
  Common dividends declared, $.52 per
    share...............................                                                  (163,754)
  Preferred dividends declared..........                                                      (415)
  Issuance of 1,147,939 common shares
    under corporate stock and dividend
    reinvestment plans..................                       4,592         51,707
  Purchase of 13,223,500 common
    shares..............................                     (52,894)       (45,484)      (829,201)
  Conversion of 111,697 shares of
    preferred stock to 169,172 common
    shares..............................     (5,585)             677          4,908
                                            -------       ----------     ----------     ----------        --------
Balance March 31, 1999..................    $30,513       $1,257,684     $1,979,882     $2,788,321        $200,509
                                            =======       ==========     ==========     ==========        ========


    (Dollars in Thousands Except Per
             Share Amounts)                  Total
-------------------------------------------------------------------
Balance January 1, 1998.................   $6,158,260
  Comprehensive Income:
    Net income..........................      103,722
    Other comprehensive income, net of
      tax...............................       27,994
                                           ----------
  Total comprehensive income............      131,716
  Common dividends declared, $.46 per
    share...............................     (150,752)
  Issuance of 997,719 common shares
    under corporate stock and dividend
    reinvestment plans..................       45,394
  Net issuance of 10,818,752 common
    shares and 739,976 preferred shares
    pursuant to acquisitions............      641,184
                                           ----------
Balance March 31, 1998..................   $6,825,802
                                           ==========
Balance January 1, 1999.................   $7,012,908
  Comprehensive Income:
    Net income..........................      351,019
    Other comprehensive income, net of
      tax
      Unrealized losses on securities of
      ($56,172) net of reclassification
      adjustment for gains included in
      net income of $15,397.............      (71,569)
                                           ----------
  Total comprehensive income............      279,450
  Common dividends declared, $.52 per
    share...............................     (163,754)
  Preferred dividends declared..........         (415)
  Issuance of 1,147,939 common shares
    under corporate stock and dividend
    reinvestment plans..................       56,299
  Purchase of 13,223,500 common
    shares..............................     (927,579)
  Conversion of 111,697 shares of
    preferred stock to 169,172 common
    shares..............................           --
                                           ----------
Balance March 31, 1999..................   $6,256,909
                                           ==========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

    In the opinion of management, the accompanying unaudited consolidated financial statements of National City Corporation ("National City" or the "Corporation") have been prepared on a basis consistent with accounting principles applied in the prior periods and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
    Certain prior period amounts have been reclassified to conform with current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Corporation first provided disclosures in accordance with the provisions of the statement in the 1998 annual report. Interim disclosures for the current period are presented in Note 15. These disclosure requirements had no impact on financial position or results of operations.

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

3. BUSINESS COMBINATIONS AND ASSET DISPOSALS

    During the first quarter of 1999, National City sold its 20% ownership interest in Electronic Payment Services, Inc. ("EPS"), a provider of transaction processing services, to Concord EFS, Inc. and recognized a gain of $95.7 million pre-tax, or $62.2 million after-tax, on the sale. The transaction was effected by exchanging each common share of EPS for 7.9091 unregistered shares of Concord EFS, Inc. common stock. As a result, National City currently owns 5.9 million shares of unregistered Concord EFS, Inc. common stock.
    In March 1999, National City sold its interest in Stored Value Systems, Inc ("SVS"), a subsidiary that had been involved in developing smart card technology, for a gain of $6.1 million pre-tax or $4.0 million after-tax.
    Also during the first quarter of 1999, National Processing, Inc. ("National Processing"), an 88%-owned subsidiary of the Corporation, adopted a formal plan to either sell, liquidate or dispose of its freight payables, payables outsourcing, remittance and merchant check services business lines. A $73.9 million impairment loss was recorded related to these planned dispositions. Net of the minority interest benefit of $8.9 million, the net loss for the Corporation totaled $65.0 million pre-tax or $63.1 million after-tax.
    The transactions described above are collectively referred to as the Asset Disposals. The aggregate net gain from the Asset Disposals totaled $36.8 million pre-tax, or $3.1 million after-tax, and is included in other income in the Consolidated Statements of Income.
    On March 30, 1998, National City acquired Fort Wayne National Corporation ("Fort Wayne"), a $3 billion asset bank holding company headquartered in Fort Wayne, Indiana, in a transaction accounted for as a purchase.
    On March 31, 1998, National City merged with First of America Bank Corporation ("First of America"), a $21 billion asset bank holding company headquartered in Kalamazoo, Michigan, in a transaction accounted for as a pooling of interests. The historical financial statements have been restated to reflect this transaction.

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

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

                                              Three Months
                                                  Ended
                                                March 31
                                           -------------------
             (IN THOUSANDS)                  1999       1998
--------------------------------------------------------------
Balance at beginning of year.............  $970,243   $941,874
Provision................................    68,034     56,267
Allowance related to loans acquired......        93     30,679
Charge-offs:
  Commercial.............................    13,023      9,870
  Real estate -- commercial..............     2,858      2,207
  Real estate -- residential.............     1,702      1,923
  Consumer...............................    55,671     42,435
  Credit card............................    27,106     25,710
  Home equity............................     2,009      2,283
                                           --------   --------
  Total charge-offs......................   102,369     84,428
Recoveries:
  Commercial.............................     4,207      5,290
  Real estate -- commercial..............     2,216      3,088
  Real estate -- residential.............       143          9
  Consumer...............................    21,437     17,392
  Credit card............................     5,326      5,588
  Home equity............................     1,006        705
                                           --------   --------
  Total recoveries.......................    34,335     32,072
                                           --------   --------
Net charge-offs..........................    68,034     52,356
                                           --------   --------
Balance at end of period.................  $970,336   $976,464
                                           ========   ========

    The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses and is periodically evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.
    The allocated component reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans, historical loss experience for loan categories and management's determination of the amounts necessary for concentrations and changes in mix and volume of the portfolio.
    The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the individual markets in which National City operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.
    Details regarding nonperforming loans are included in the Asset Quality section of Management's Discussion and Analysis. At March 31, 1999, December 31, 1998 and March 31, 1998, loans that were considered to be impaired under SFAS No. 114 totaled $34.2 million, $16.9 million and $27.9 million, respectively. The related allowance allocated to these loans was $13.6 million, $7.4 million and $11.6 million, respectively. All impaired loans were included in nonperforming assets and had an associated allowance. The contractual interest due and actual interest recorded on nonperforming assets for the three months ended March 31, 1999, was $6.9 million and $2.0 million, respectively.

6. SECURITIES

    The following is a summary of securities available for sale:

                                         MARCH 31, 1999
                       ---------------------------------------------------
                        AMORTIZED    UNREALIZED   UNREALIZED     MARKET
   (IN THOUSANDS)         COST         GAINS        LOSSES        VALUE
--------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures..........  $ 1,162,635    $  9,264     $ 6,687     $ 1,165,212
Mortgage-backed
 securities..........    9,168,546      60,513      44,398       9,183,001
Asset-backed and
 corporate debt
 securities..........    2,693,953       9,786       7,076       2,696,663
States and political
 subdivisions........      891,417      43,475       2,525         935,046
Other................    1,038,813     245,947          82       1,283,659
                       -----------    --------     -------     -----------
 Total securities....  $14,955,364    $368,985     $60,768     $15,263,581
                       ===========    ========     =======     ===========

                                         March 31, 1998
                       ---------------------------------------------------
                        Amortized    Unrealized   Unrealized     Market
   (In Thousands)         Cost         Gains        Losses        Value
--------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures..........  $ 3,284,438    $ 12,591     $ 8,963     $ 3,288,066
Mortgage-backed
 securities..........    8,043,467      72,753      12,719       8,103,501
Asset-backed and
 corporate debt
 securities..........    1,854,553      10,492       2,571       1,862,474
States and political
 subdivisions........    1,050,290      46,462         227       1,096,525
Other................      828,012     456,883         270       1,284,625
                       -----------    --------     -------     -----------
 Total securities....  $15,060,760    $599,181     $24,750     $15,635,191
                       ===========    ========     =======     ===========

    Other securities include the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and market value of $488.3 million and $711.9 million, respectively, as of March 31, 1999 and $262.5 million and $705.1 million, respectively, at March 31, 1998.
    For the three months ended March 31, 1999 and 1998, gross gains of $31.1 million and $15.9 million, and gross losses of $7.4 million and $14.8 million were realized, respectively, for the entire securities portfolio.
    The Corporation's securities portfolio consists mainly of financial instruments that pay back par value upon maturity. Market value fluctuations occur over the lives of the instruments due to changes in market interest rates.
    As of March 31, 1999, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

7. BORROWED FUNDS

                            Mar. 31      Dec. 31      Mar. 31
      (IN THOUSANDS)          1999         1998         1998
---------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term........... $1,512,701   $  916,342   $1,160,768
Notes payable to Student
  Loan Marketing
  Association.............         --           --      300,000
FHLB advances.............    250,000      250,000      350,000
Bank notes and other......    123,041      556,313      622,671
                           ----------   ----------   ----------
  Total bank
    subsidiaries..........  1,885,742    1,722,655    2,433,439
Commercial paper..........    950,683      392,938      325,990
Other.....................      4,558        2,323        2,744
                           ----------   ----------   ----------
  Total parent company and
    other subsidiaries....    955,241      395,261      328,734
                           ----------   ----------   ----------
        Total............. $2,840,983   $2,117,916   $2,762,173
                           ==========   ==========   ==========

8. LONG-TERM DEBT

                            Mar. 31      Dec. 31      Mar. 31
     (IN THOUSANDS)          1999          1998         1998
---------------------------------------------------------------
9 7/8% subordinated
 notes due 1999.......... $    64,977   $   64,965   $   64,925
6.50% subordinated
 notes due 2000..........      99,944       99,931       99,892
8.50% subordinated
 notes due 2002..........      99,926       99,920       99,902
6 5/8% subordinated
 notes due 2004..........     249,363      249,330      249,234
7.75% subordinated notes
 due 2004................     200,000      200,000      200,000
8.50% subordinated notes
 due 2004................     150,000      150,000      150,000
7.20% subordinated notes
 due 2005................     249,819      249,814      249,792
5.75% subordinated notes
 due 2009................     298,870           --           --
Other....................      10,000       10,000       11,345
                          -----------   ----------   ----------
  Total parent company...   1,422,899    1,123,960    1,125,090
                          -----------   ----------   ----------
6.50% subordinated
 notes due 2003..........     199,694      199,675      199,619
7.25% subordinated
 notes due 2010..........     223,148      223,107      222,984
6.30% subordinated
 notes due 2011..........     200,000      200,000      200,000

                            Mar. 31      Dec. 31      Mar. 31
     (IN THOUSANDS)          1999          1998         1998
---------------------------------------------------------------
7.25% subordinated
 notes due 2011..........     197,524      197,475      197,326
6.25% subordinated
 notes due 2011..........     297,220           --           --
Other....................       1,216        1,475        1,607
                          -----------   ----------   ----------
  Total subsidiary.......   1,118,802      821,732      821,536
                          -----------   ----------   ----------
  Total long-term debt
    qualifying for Tier 2
    Capital..............   2,541,701    1,945,692    1,946,626
                          -----------   ----------   ----------
Senior bank notes........   6,987,144    4,992,219    2,144,170
Federal Home Loan Bank
 advances................   2,462,286    2,063,207    1,421,310
Other....................       7,978        8,330       21,508
                          -----------   ----------   ----------
  Total other long-term
    debt.................   9,457,408    7,063,756    3,586,988
                          -----------   ----------   ----------
    Total................ $11,999,109   $9,009,448   $5,533,614
                          ===========   ==========   ==========

    During the first quarter of 1999, National City and its wholly owned subsidiary, National City Bank, each issued $300 million in subordinated notes. Both issuances qualify for inclusion in Tier 2 capital.
    A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at March 31, 1999.

9. CORPORATION OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

                                  Mar. 31    Dec. 31    Mar. 31
         (IN THOUSANDS)             1999       1998       1998
----------------------------------------------------------------
8.12% Capital Securities of First
 of America Capital Trust I, due
 January 31, 2027................ $150,000   $150,000   $150,000
9.85% Capital Securities of Fort
 Wayne Capital Trust I, due April
 15, 2027........................   30,000     30,000     30,000
                                  --------   --------   --------
 Total Capital Securities
  qualifying as Tier 1 capital...  180,000    180,000    180,000
6.75% Capital Securities of
 National City Capital Trust I,
 due June 1, 2029................  499,896    499,894    499,894
                                  --------   --------   --------
  Total.......................... $679,896   $679,894   $679,894
                                  ========   ========   ========

    The corporation-obligated mandatorily redeemable capital securities (the "capital securities") of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the "debentures") were issued by three statutory business trusts, First of America Capital Trust I, Fort Wayne Capital Trust I and National City Capital Trust I, of which 100% of the common equity in each of the trusts is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.
    The debentures held by First of America Capital Trust I and Fort Wayne Capital Trust I are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively. The debentures held by National City Capital Trust I are first redeemable by the Corporation on June 1, 1999. If the National City Capital Trust I debentures are not redeemed on June 1, 1999, the interest rate per annum will be reset based on an interest rate auction at that time.

10. CAPITAL RATIOS

    The following table reflects various measures of capital:

                    Mar. 31            Dec. 31            Mar. 31
                      1999               1998               1998
 (Dollars in    ----------------   ----------------   ----------------
  MILLIONS)      AMOUNT    Ratio    Amount    Ratio    Amount    Ratio
----------------------------------------------------------------------
Total
  equity(1)...  $6,256.9    7.44%  $7,012.9    7.95%  $6,825.8    8.46%
Total common
  equity(1)...   6,226.4    7.40    6,976.8    7.91    6,788.8    8.41
Tangible
  common
  equity(2)...   5,122.5    6.17    5,850.6    6.72    5,634.4    7.08
Tier 1
  capital(3)..   5,135.4    7.50    5,726.1    7.95    5,584.7    8.67
Total risk-
  based
 capital(4)...   8,352.1   12.20    8,493.7   11.79    8,206.3   12.75
Leverage(5)...   5,135.4    6.10    5,726.1    6.94    5,584.7    7.64
----------------------------------------------------------------------

(1) Computed in accordance with generally accepted accounting principles, including unrealized market value adjustment of securities available for sale.
(2) Common stockholders' equity less all intangible assets; computed as a ratio to total assets less intangible assets.
(3) Stockholders' equity and qualifying capital securities less certain intangibles and the unrealized market value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(4) Tier 1 capital plus qualifying loan loss allowance, subordinated debt and unrealized holding gains on certain equity securities; computed as a ratio to risk-adjusted assets, as defined.
(5) Tier 1 capital; computed as a ratio to average total assets less certain intangibles.
------------------------------------------------------------

    The parent company and its banking subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as set forth by banking industry regulators. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on a bank's operations.
    National City's Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are well above the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.
    Intangible assets used in the capital ratio calculations are summarized below:

                                    Mar. 31    Dec. 31    Mar. 31
       (DOLLARS IN MILLIONS)          1999       1998       1998
------------------------------------------------------------------
Goodwill........................... $1,025.3   $1,043.3   $1,062.8
Other intangibles..................     78.6       82.9       91.6
                                    --------   --------   --------
Total intangibles.................. $1,103.9   $1,126.2   $1,154.4
                                    ========   ========   ========

11. STOCKHOLDERS' EQUITY

                            Mar. 31       Dec. 31       Mar. 31
  (OUTSTANDING SHARES)       1999          1998          1998
---------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......      610,258       721,954       739,976
Common Stock, $4.00 par
  value, authorized
  700,000,000 shares....  314,420,971   326,327,360   327,513,959

    National City's preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by the Corporation at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus accrued and unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 1.51455 shares of National City common stock.
    During the fourth quarter of 1998, the board of directors authorized the purchase of up to 30 million shares of National City common stock in the open market or through privately negotiated transactions subject to an aggregate purchase limit of $2.7 billion. To date, 18 million shares have been repurchased. Of the 18 million repurchased shares, 13 million were repurchased during the first quarter of 1999.
    On April 12, 1999, the Corporation's stockholders approved an increase in the number of authorized common shares from 700,000,000 to 1,400,000,000.

12. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                        Three Months
                                           Ended
                                          March 31
                                 --------------------------
        (IN THOUSANDS)              1999           1998
-----------------------------------------------------------
Applicable to income exclusive
  of securities transactions...   $204,168        $58,440
Applicable to securities
  transactions.................      8,291            368
                                  --------        -------
        Total..................   $212,459        $58,808
                                  ========        =======

    The effective tax rate was approximately 37.7% and 36.2% for the three months ended March 31, 1999 and 1998, respectively. Income taxes for the first quarter of 1999 include the effect of the write off of nondeductible goodwill related to the planned disposal of certain National Processing business lines. See Note 3 for further discussion of the Asset Disposals.

13. REGULATORY DIVIDENDS

    A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At March 31, 1999, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $1.2 billion of dividends. During the first three months of 1999, there were no dividends declared and $76.0 million of previously declared dividends were paid to the Parent company by the bank subsidiaries.

14. NET INCOME PER SHARE

    The calculation of net income per common share follows:

                                                      Three Months
                                                          Ended
                                                        March 31
                                                   -------------------
     In Thousands Except(Per Share Amounts)          1999       1998
----------------------------------------------------------------------
BASIC:
 Net income......................................  $351,019   $103,722
 Less preferred dividends........................       415         --
                                                   --------   --------
 Net income applicable to common stock...........  $350,604   $103,722
                                                   ========   ========
 Average common shares outstanding...............   320,495    316,227
                                                   ========   ========
 Net income per common share -- basic............     $1.09       $.33
                                                   ========   ========
DILUTED:
 Net income......................................  $351,019   $103,722
                                                   ========   ========
 Average common shares outstanding...............   320,495    316,227
 Stock option adjustment.........................     4,700      6,779
 Preferred stock adjustment......................       915         --
                                                   --------   --------
 Average common shares outstanding -- diluted....   326,110    323,006
                                                   ========   ========
 Net income per common share -- diluted..........     $1.08       $.32
                                                   ========   ========

15. LINE OF BUSINESS REPORTING

    National City operates three major lines of businesses: corporate banking, retail banking and fee-based businesses. The business units are identified by the product or services offered and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation. When material, prior period amounts are reclassified to conform to the current reporting structure. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Parent and other is comprised of several smaller business units including venture capital and the investment funding unit as well as inter-segment income elimination and unallocated expenses. Operating results of the business units are discussed in the Line of Business Results section of Management's Discussion and Analysis. Selected line of business information is included in the following table:

                                               Corporate     Retail     Fee-Based      Parent      Consolidated
                                                Banking     Banking     Businesses    and Other       Total
           (Dollars In Thousands)              ---------    --------    ----------    ---------    ------------
QUARTER ENDED MARCH 31, 1999
External revenues............................  $264,817     $660,490     $276,024     $ 177,947     $1,379,278
Intersegment revenues........................        --       12,036       11,746       (23,782)            --
                                               --------     --------     --------     ---------     ----------
Total revenues...............................  $264,817     $672,526     $287,770     $ 154,165     $1,379,278
                                               ========     ========     ========     =========     ==========
Net income (loss)............................  $103,861     $150,862     $ (4,635)    $ 100,931     $  351,019
                                               ========     ========     ========     =========     ==========
Average assets (In millions).................  $ 25,827     $ 33,387     $  6,308     $  19,998     $   85,520
                                               ========     ========     ========     =========     ==========

QUARTER ENDED MARCH 31, 1998
External revenues............................  $250,269     $640,334     $291,615     $  20,881     $1,203,099
Intersegment revenues........................        --        6,936        9,497       (16,433)            --
                                               --------     --------     --------     ---------     ----------
Total revenues...............................  $250,269     $647,270     $301,112     $   4,448     $1,203,099
                                               ========     ========     ========     =========     ==========
Net income (loss)............................  $ 88,285     $144,402     $ 42,057     $(171,022)    $  103,722
                                               ========     ========     ========     =========     ==========
Average assets (In millions).................  $ 22,806     $ 31,532     $  4,047     $  16,384     $   74,769
                                               ========     ========     ========     =========     ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS

     National City reported net income for the first quarter of 1999 of $351.0 million, or $1.08 per diluted share compared with $103.7 million, or $.32 per diluted share, for the same period in 1998. Included in reported net income were after-tax net gains on Asset Disposals of $3.1 million, or $.01 per diluted share, for 1999 and after-tax merger expenses of $193.9 million, or $.60 per diluted share, for 1998. The first quarter 1999 Asset Disposals are discussed in further detail in Note 3 to the Consolidated Financial Statements. The 1998 merger expenses relate to the merger with First of America and the acquisition of Fort Wayne.
     Excluding the effects of the Asset Disposals and merger charges, net income for the first quarter of 1999 was $347.9 million, or $1.07 per diluted share, an increase of 16.9% over the respective first quarter 1998's net income of $297.6 million, or $.92 per diluted share. On this basis, returns on average common equity and average assets were 20.94% and 1.65%, respectively, compared with 19.23% and 1.61%, respectively, for the same period last year.
     Consolidated results of operations for the first quarter of 1999 reflect loan growth and increased revenue.

      TABLE 1: NET INCOME BY LINE OF BUSINESS

                                            Three Months Ended March 31,
                               -------------------------------------------------------
                                          1999                         1998
                               --------------------------   --------------------------
                                              Excluding                    Excluding
                                   AS        Nonrecurring       As        Nonrecurring
    (DOLLARS IN MILLIONS)       REPORTED        Items        Reported        Items
--------------------------------------------------------------------------------------
Corporate banking............    $103.9         $103.9        $ 88.3         $ 88.3
Retail banking...............     150.9          150.9         144.4          144.4
Fee-based businesses.........      (4.6)          58.5          42.1           42.1
Parent and other.............     100.8           34.6        (171.1)          22.8
                                 ------         ------        ------         ------
    Consolidated total.......    $351.0         $347.9        $103.7         $297.6
                                 ======         ======        ======         ======

LINE OF BUSINESS RESULTS

     National City's operations are managed along three major lines of business:
Corporate Banking, Retail Banking and Fee-Based Businesses. Note 15 to the Consolidated Financial Statements provides selected financial information for each business line. Table 1 summarizes net income by line of business for the quarters ended March 31, 1999 and 1998.
     Corporate banking net income increased over the prior year as a result of revenue growth in both net interest income and fee income coupled with lower credit costs. Growth in both general commercial lending and specialized lending, including asset-based and syndicated lending, drove the increase in net interest income and fee income.
     The increase in retail banking net income reflected growth in noninterest income associated with deposit account fees and fees related to mortgage production conducted through bank branches. Net interest income increased slightly as a result of a change in the mix of loans to products with more attractive yields.
     On a reported basis, first quarter 1999 net income for the fee-based businesses includes the $63.1 million after-tax impairment loss on certain National Processing business lines. Excluding this loss, net income for the fee-based businesses in-creased primarily as a result of improved mortgage banking results.
     On a reported basis, net income for parent and other includes $66.2 million in after-tax gains from the sale of EPS and SVS. Excluding these gains, net income increased due to an increase in securities gains and a higher contribution from the investment/funding unit.

NET INTEREST INCOME

     On a tax-equivalent basis, net interest income was $764.7 million for the first quarter of 1999, up $56.4 million from the same period in 1998. The acquisition of Fort Wayne added approximately $30 million to net interest income for the first quarter of 1999. The remaining increase reflected a 12.9% growth in average earning assets partially offset by a decline in net interest margin to 4.02%. The decline in net interest margin is attributed to the combination of lower yields on earning assets, a reliance on higher cost funding sources for loans, and a lower contribution from noninterest bearing deposits.
     National City's net interest income is affected by the use of off-balance sheet derivative financial instruments. For the first three months of 1999, the derivatives portfolio contributed $15.0 million to net interest income and added 8 basis points to the net interest margin.
     During the first quarter of 1999, the notional amount of interest rate swap agreements increased by $800 million to $18.8 billion. During the quarter,

$351.1 million of swaps were added to hedge fixed rate loans; $309.3 million of swaps were added to reduce the price risk of mortgage servicing rights; $465.0 million of basis swaps were added to synthetically convert the repricing index of variable rate purchased funding and variable rate loans; $2.0 billion of swaps were added to synthetically convert fixed rate debt to variable rate; and $175.1 million of swaps were added to facilitate interest rate risk management at third parties. Swap agreements totaling $2.5 billion matured or were terminated during the quarter. The net unrealized gains in the derivative portfolio were $88.1 million at March 31, 1999 compared to unrealized gains of $169.2 million at December 31, 1998.
     Since the end of 1998, there have been no significant changes in the nature of the off-balance sheet instruments used to manage exposure from changes in interest rates, which represents the Corporation's primary market risk.
     Management attempts to prevent adverse swings in current and future net interest income and capital resulting from interest rate movements by placing limits on interest rate risk. Interest rate risk is monitored through static gap, income simulation and net present value analyses.
     At March 31, 1999, the Corporation's interest rate risk position remained modestly liability sensitive. The earnings simulation model projects that net income would decrease by 3.0% if market rates rise gradually by two percentage points over the next year, relative to a stable-rate scenario. In an environment where market rates fall gradually by two percentage points over the next year, the model estimates an increase in net income of 2.6%, relative to a stable-rate scenario. At the end of December 1998, the corresponding changes were (2.8)% of net income in the rising-rate environment and 2.2% in the falling-rate environment. The cumulative one-year gap was (11.8)% of adjusted earning assets at March 31, 1999 compared to (8.8)% at December 31, 1998. The Corporation's net present value model indicates that a one-and-a-half percentage point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cash flows by an amount equal to 6.4% of total net present value at the end of the quarter. In addition, a one-and-a-half percentage point immediate down ward rate shock is estimated to cause total net present value to fall by 1.5%.

      TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                                            Three months ended
                                                                 March 31
                                                        ---------------------------
                    (IN MILLIONS)                          1999            1998
-----------------------------------------------------------------------------------
Interest adjustment to loans.........................     $  2.1          $   .7
Interest adjustment to securities....................        (.3)            (.4)
                                                          ------          ------
  Interest adjustment to earning assets..............        1.8              .3
Interest adjustment to interest bearing
  liabilities........................................      (13.2)           (9.9)
                                                          ------          ------
  Effect on net interest income......................     $ 15.0          $ 10.2
                                                          ======          ======

NOTE: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

NONINTEREST INCOME

     For the first quarter of 1999, noninterest income, excluding securities gains and the effects of the Asset Disposals, increased 12.2% to $554.1 million from $493.8 million in 1998. The acquisition of Fort Wayne added approximately $9 million to noninterest income for the current period.
     Item processing revenue generated by National Process-ing increased 8.1% as a result of increases in revenues generated by National Processing's merchant card services, travel services and outsourcing services businesses.
     Service charges on deposit accounts increased 8.9% over revenues generated in the first quarter of 1998. The increase was attributed to increases in debit card and other transaction volume and the inclusion of service charges on former Fort Wayne deposits, which added approximately $2.0 million to first quarter 1999 revenues.
     Trust and investment management fees grew 6.4% over revenues for the first quarter of 1998 due to new business volume and an increase in the market value of assets under management.
     Mortgage banking revenues increased 51.8% over the first quarter of last year due to substantial growth in origination volume and the servicing portfolio accompanied by gains on the sale of mortgages. Origination volume for the first quarter of 1999 increased 33.9% to $4.5 billion from $3.3 billion for the same period in 1998. A favorable rate environment drove the growth in mortgage originations. Pre-tax gains on mortgage loans sold totaled $60.3 million and $45.4 million in the first quarters of 1999 and 1998, respectively. The volume of loans originated over the last 12 months increased the size of the servicing portfolio to $38.9 billion at

March 31, 1999 from $27.3 billion at March 31, 1998, resulting in an increase in related servicing revenue.
     The increase in other noninterest income was primarily due to the pre-tax net gain of $36.8 million associated with the Asset Disposals. Excluding the effects of these transactions and the $1.2 million branch sale gain recorded in the first quarter of 1998, the remaining increase in other noninterest revenue was related to growth in brokerage revenues, venture capital gains and the acquisition of Fort Wayne.
     Net realized securities gains, on a pre-tax basis, totaled $23.7 million and $1.1 million for the first quarter of 1999 and 1998, respectively. The after-tax effect of the securities gains on net income was $15.4 million and $.7 million for the first quarter of 1999 and 1998, respectively.

NONINTEREST EXPENSE

     For the first quarter of 1999, noninterest expense increased 5.7% to $739.2 million compared to $699.3 million, excluding pre-tax merger charges of $274.7 million, for the first quarter of 1998. The acquisition of Fort Wayne added approximately $27 million to noninterest expense for the current period. The remaining increase reflects growth in expenses related to mortgage banking and item processing.
     National City's staffing level on a full-time equivalent basis was 39,742 at March 31, 1999, down from 41,056 at March 31, 1998 as a result of efficiencies gained from the 1998 business combinations with First of America and Fort Wayne partially offset by volume-driven growth in certain businesses.
     The efficiency ratio calculates noninterest expense as a percentage of fee and other income plus tax equivalent net interest income. The overhead ratio calculates noninterest expense less fee and other income as a percentage of tax-equivalent net interest income. Excluding the effects of the first quarter 1999 Asset Disposals and 1998 merger charges, the efficiency ratios for the first quarter of 1999 and 1998 were 56.05% and 58.18%, respectively. On the same basis, the overhead ratios for the first quarter of 1999 and 1998 were 24.21% and 29.02%, respectively.


     TABLE 3: OVERHEAD AND EFFICIENCY PERFORMANCE
     MEASURES BY LINE OF BUSINESS

                                       THREE MONTHS ENDED
                          ---------------------------------------------
                             MARCH 31, 1999          March 31, 1998
                          ---------------------   ---------------------
                          OVERHEAD   EFFICIENCY   Overhead   Efficiency
                           RATIO       RATIO       Ratio       Ratio
-----------------------------------------------------------------------
Corporate banking.......   18.59%      34.63%      25.10%      43.77%
Retail banking..........   39.48       53.78       43.77       56.20
Fee-based businesses....      --       73.38                   77.68
Parent and Other........      --          --          --          --
   Total................   24.21%      56.05%      29.02%      58.18%

Note: Ratios exclude nonrecurring items.

EARNING ASSETS AND INTEREST BEARING LIABILITIES

     Average earning assets for the first quarter of 1999 were $76,514 million, up 1.3% from $75,513 million in the fourth quarter of 1998 and 12.9% from $67,789 million in the first quarter of last year. The increase was primarily due to growth in loans, which increased 1.0% and 9.9% over average loans for the fourth and first quarters of 1998, respectively. Considerable increases in average loans over both the fourth and first quarters of 1998 occurred in the commercial and consumer installment categories. This growth was offset somewhat by the planned runoff of residential real estate loans as those loans were replaced by higher yielding assets. An increase in average securities of 4.3% and 10.2% over average securities for the fourth and first quarters of 1998, respectively, also contributed to the overall growth in average earning assets. The acquisition of Fort Wayne contributed $3.1 billion to the increase in average earning assets over the first quarter of last year.
     Average interest bearing liabilities for the first quarter of 1999 were $65,919 million, up slightly from $65,533 million in the fourth quarter of 1998 and 13.9% from $57,889 million in the first quarter of 1998. The change from both the first and fourth quarters of 1998 was driven by an increase in long-term debt partially offset by a decrease in interest bearing deposits.
     For the first quarter of 1999, average core deposits decreased 1.0% to $49,670 million from $50,177 million in the fourth quarter of 1998 and increased 3.2% from $48,125 million in the first quarter of 1998. The increase from the first quarter of 1998 was primarily due to the acquisition of Fort Wayne.

ASSET QUALITY

     The allowance for loan losses was $970.3 million at March 31, 1999 or 1.69% of loans, compared with $970.2 million or 1.67% of loans at December 31, 1998 and $976.5 million or 1.80% of loans at March 31, 1998. For the first quarter of 1999, net charge-offs were $68.0 million compared with $52.4 million for the same period last year. Net charge-offs were covered by the provision in both periods.
     Table 4 presents net charge-offs as a percentage of average loans by portfolio type. Net charge-offs were .48% of average loans for the first quarter of 1999 compared with .41% for the same period in 1998.
     Nonperforming assets (Table 5) were $271.9 million at March 31, 1999 up from $248.5 million at December 31, 1998 and down from $281.1 million at March 31, 1998. Nonperforming assets as a percentage of loans and OREO were .47% at March 31, 1999, .43% at December 31, 1998 and .52% at March 31, 1998. Loans 90
days past due and accruing interest were $223.2 million at March 31, 1999 compared with $209.5 million at December 31, 1998 and $146.0 million at March 31, 1998. The increase from fourth quarter 1998 was concentrated in the commercial and credit card loan categories with slight improvement in residential real estate loans. Increases from first quarter 1998 occurred mainly in the commercial, residential and consumer installment loan categories.

CAPITAL

     At March 31, 1999, total stockholders' equity was $6.3 billion compared to $7.0 billion at December 31, 1998 and $6.8 billion at March 31, 1998. Book value per common share at March 31, 1999, December 31, 1998 and March 31, 1998 was $19.80, $21.38 and $20.73, respectively. Book value per common share at March 31, 1999, December 31, 1998 and March 31, 1998 included unrealized gains on securities available for sale of $.64, $.83 and $1.14 per share, respectively.
     During the first quarter of 1999, 13 million common shares were repurchased by the Corporation. As of March 31, 1999, approximately 12 million shares remained authorized for repurchase under the 30 million share authorization granted by the board of directors in the fourth quarter of 1998.

     TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
                 AVERAGE LOANS

                                                                    First Quarter
                                                                   1999        1998
       ----------------------------------------------------------------------------
       Commercial................................................   .16%        .10%
       Real estate -- commercial.................................   .04        (.06)
       Real estate -- residential................................   .07         .08
       Consumer..................................................   .93         .80
       Credit card...............................................  4.83        4.14
       Home equity...............................................   .13         .21
         Total net charge-offs to average loans..................   .48%        .41%

     TABLE 5: NONPERFORMING ASSETS

                                                          Mar. 31   Dec. 31   Mar. 31
                         (IN MILLIONS)                     1999      1998      1998
       ------------------------------------------------------------------------------
       Commercial:
         Nonaccrual.....................................  $119.1    $ 95.4    $108.3
         Restructured...................................      .3        .4        .4
                                                          ------    ------    ------
           Total commercial.............................   119.4      95.8     108.7
       Real estate mortgage:
         Nonaccrual.....................................   120.6     120.2     131.3
         Restructured...................................     2.5       2.6       4.0
                                                          ------    ------    ------
           Total real estate mortgage...................   123.1     122.8     135.3
                                                          ------    ------    ------
           Total nonperforming loans....................   242.5     218.6     244.0
       Other real estate owned (OREO)...................    29.4      29.9      37.1
                                                          ------    ------    ------
       Nonperforming assets.............................  $271.9    $248.5    $281.1
                                                          ======    ======    ======
       Loans 90 days past-due accruing interest.........  $223.2    $209.5    $146.0
                                                          ======    ======    ======

YEAR 2000

     Management initiated the process of preparing its computer systems and applications for the Year 2000 in January 1995. The process involves identifying and remediating date recognition problems in computer systems and software and other operating equipment that could be caused by the date change from December 31, 1999 to January 1, 2000.
     Management has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including related hardware and software, the involvement of any third parties, and any affected operating equipment. To date, the affected sys-tems within 90% of those business processes determined to be critical for supporting the core services offered by National City have been remediated, unit tested, and returned to production. As part of the testing process, National City established a separate isolated testing environment that further tests the functioning of modified systems when linked together. Management expects to complete the remediation and testing of all affected systems within the critical business processes by the end of the second quarter of 1999.
     Management is also working with significant customers, vendors, and business counterparties to monitor the progress of their Year 2000 efforts.
     Management believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original plan. Management is in the process of modifying its existing business continuity plans and is also developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties. Despite National City's efforts to date to remediate affected systems and develop contingency plans for potential risks, management has not yet completed all activities associated with resolving its Year 2000 issues. Under the unlikely scenario that the additional phases are not completed, National City could be materially adversely affected as a result of not being able to process transactions related to its core business activities. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on National City.
     The total cost of the Year 2000 project is estimated at $65 million. Approximately one-half of this estimate represents costs related to internal personnel working on the project and certain capitalizable costs related to replacing non-compliant hardware and software. To date, $46 million of the total project costs have been incurred. During the first quarter of 1999, incremental noninterest expense associated with the project totaled approximately $4 million.

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

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

               (Dollars In Millions)                               Daily Average Balance

--------------------------------------------------------------------------------

                                                       1999                     1998
                                                      -------   -------------------------------------
                                                       First    Fourth     Third    Second     First
                                                      Quarter   Quarter   Quarter   Quarter   Quarter
                                                      -------   -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial(1)...................................  $28,459   $27,923   $26,672   $26,735   $24,777
    Residential real estate(2)......................   11,902    12,318    12,030    11,932    11,215
    Consumer........................................   14,956    14,491    13,964    13,107    12,546
    Credit Card.....................................    1,829     1,818     1,818     1,861     1,944
    Home equity.....................................    3,149     3,193     3,144     3,074     3,006
                                                      -------   -------   -------   -------   -------
      Total loans...................................   60,295    59,743    57,628    56,709    53,488
  Securities:
    Taxable.........................................   14,227    13,563    12,647    12,846    12,890
    Tax-exempt......................................      899       937       967     1,028       838
                                                      -------   -------   -------   -------   -------
      Total securities..............................   15,126    14,500    13,614    13,874    13,728
  Federal funds sold................................       43       141       175       169        70
  Security resale agreements........................      902     1,016     1,002       544       378
  Other short-term investments......................      148       113       110       118       125
                                                      -------   -------   -------   -------   -------
      Total earning assets/
         Total interest income/rates................   76,514    75,513    72,529    71,414    67,789
Allowance for loan losses...........................     (985)     (988)     (994)     (995)     (958)
Market value appreciation of securities available
  for sale..........................................      377       509       511       564       537
Cash and demand balances due from banks.............    4,068     3,826     3,685     3,616     3,359
Properties and equipment............................    1,145     1,148     1,124     1,055     1,042
Accrued income and other assets.....................    4,401     4,200     4,207     4,273     3,000
                                                      -------   -------   -------   -------   -------
      Total assets..................................  $85,520   $84,208   $81,062   $79,927   $74,769
                                                      =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................  $16,899   $18,181   $17,890   $17,628   $16,158
  Savings accounts..................................    3,955     4,033     4,157     4,282     4,169
  Time deposits of individuals......................   17,135    17,795    18,222    18,640    18,406
  Other time deposits...............................    1,757     2,472     2,505     2,536     1,940
  Deposits in overseas offices......................    3,030     2,050     1,785     1,420     1,572
  Federal funds borrowed............................    3,970     3,730     3,397     2,676     2,687
  Security repurchase agreements....................    5,034     5,465     4,034     3,757     3,194
  Borrowed funds....................................    2,838     2,515     2,644     3,395     3,499
  Long-term debt and capital securities.............   11,301     9,292     7,962     7,235     6,264
                                                      -------   -------   -------   -------   -------
      Total interest bearing liabilities/
         Total interest expense/rates...............   65,919    65,533    62,596    61,569    57,889
  Noninterest bearing deposits......................   11,681    10,168    10,051    10,053     9,392
  Accrued expenses and other liabilities............    1,159     1,144     1,195     1,466     1,212
                                                      -------   -------   -------   -------   -------
      Total liabilities.............................   78,759    76,845    73,842    73,088    68,493
      Stockholders' equity..........................    6,761     7,363     7,220     6,839     6,276
                                                      -------   -------   -------   -------   -------
      Total liabilities and stockholders' equity....  $85,520   $84,208   $81,062   $79,927   $74,769
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

(1) Includes commercial real estate loans.
(2) Includes mortgage loans held for sale.

\








                     Quarterly Interest                                Average Annualized Rate
    ----------------------------------------------------   ------------------------------------------------
      1999                       1998                        1999                     1998
    --------   -----------------------------------------   --------   -------------------------------------
     First      Fourth     Third      Second     First      First     Fourth     Third    Second     First
    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter   Quarter   Quarter   Quarter
    -------    -------    -------    -------    -------    -------    -------   -------   -------   -------



    $  553.6   $  560.4   $  567.5   $  564.8   $  525.3       7.89%    7.96%     8.44%     8.47%     8.56%
       215.3      221.6      226.1      225.9      212.6       7.24     7.20      7.52      7.57      7.58
       313.3      315.6      305.6      289.4      271.6       8.50     8.64      8.68      8.86      8.78
        59.6       63.6       62.9       64.7       67.3      13.22    13.88     13.72     13.92     14.03
        72.0       71.4       72.4       69.2       67.3       9.27     8.87      9.14      9.03      9.08
    --------   --------   --------   --------   --------
     1,213.8    1,232.6    1,234.5    1,214.0    1,144.1       8.14     8.20      8.51      8.58      8.64

       223.9      215.4      205.8      207.8      207.4       6.30     6.35      6.50      6.47      6.45
        17.3       19.9       18.7       19.9       17.3       7.68     8.42      7.76      7.78      8.26
    --------   --------   --------   --------   --------
       241.2      235.3      224.5      227.7      224.7       6.38     6.48      6.59      6.57      6.56
          .5        1.8        3.0        1.7         .8       4.79     4.93      6.71      4.07      4.78
        10.5       11.0       13.7        6.6        5.2       4.73     4.34      5.42      4.85      5.56
         3.1        2.2        4.3        5.1        4.2       8.38     8.48     15.49     16.79     13.65
    --------   --------   --------   --------   --------

    $1,469.1   $1,482.9   $1,480.0   $1,455.1   $1,379.0       7.75%    7.81%     8.11%     8.16%     8.20%











    $  126.5   $  133.2   $  143.9   $  139.5   $  125.5       3.04%    2.91%     3.19%     3.18%     3.15%
        16.9       18.6       20.8       21.8       21.7       1.73     1.83      1.99      2.04      2.11
       219.3      243.1      253.1      257.8      252.4       5.19     5.42      5.51      5.55      5.56
        21.4       31.7       33.9       34.1       25.9       4.94     5.08      5.38      5.38      5.42
        35.0       25.2       24.2       18.9       21.0       4.68     4.86      5.39      5.34      5.42
        47.8       46.4       48.2       36.8       36.4       4.89     4.93      5.63      5.51      5.50
        51.9       56.3       48.2       44.3       37.3       4.18     4.08      4.74      4.74      4.67
        28.5       30.5       38.1       48.6       51.3       4.22     4.81      5.71      6.57      5.93
       157.1      140.0      123.8      113.4       99.2       5.60     5.99      6.16      6.29      6.42
    --------   --------   --------   --------   --------

    $  704.4   $  725.0   $  734.2   $  715.2   $  670.7       4.33%    4.38%     4.65%     4.66%     4.67%






    $  764.7   $  757.9   $  745.8   $  739.9   $  708.3
    ========   ========   ========   ========   ========
 ........................................................       3.42%    3.43%     3.46%     3.50%     3.53%
 ........................................................        .60      .57       .64       .65       .66
                                                           --------    -----     -----     -----     -----
 ........................................................       4.02%    4.00%     4.10%     4.15%     4.19%
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

CORPORATE HEADQUARTERS

     National City Center
     1900 East Ninth Street
     Cleveland, Ohio 44114-3484
     (216) 575-2000
     www.national-city.com

TRANSFER AGENT AND REGISTRAR

     National City Bank
     Corporate Trust Operations
     Department 5352
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

INVESTOR INFORMATION

     Julie I. Sabroff
     Vice President, Investor Relations
     Department 2145
     P.O. Box 5756
     Cleveland, Ohio 44101-0756
     1-800-622-4204

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

DEBT RATINGS

                                                            MOODY'S
                                                           INVESTORS    STANDARD      DUFF &       THOMSON
                                                            SERVICE     & POOR'S      PHELPS      BANKWATCH
------------------------------------------------------------------------------------------------------------
National City Corporation...............................                                            A/B
  Commercial paper (short-term debt)....................      P-1          A-1         D-1+         TBW1
  Senior debt...........................................      A1           A           AA-
  Subordinated debt.....................................      A2           A-          A+           A
Bank Subsidiaries:*
  Certificates of deposit...............................      Aa3          A+          AA
  Subordinated bank notes...............................      A1           A           AA-          A+


  National City Bank
  National City Bank of Indiana
  National City Bank of Kentucky
  National City Bank of Pennsylvania
  National City Bank of Michigan/Illinois

     Duff & Phelps ratings for certificates of deposit apply only to the banks in Ohio, Kentucky and Indiana. Duff & Phelps subordinated bank note ratings apply only to the Ohio banking subsidiary.

                          FORM 10-Q -- MARCH 31, 1999

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: May 5, 1999

                                                           /s/ ROBERT G. SIEFERS
                                             -----------------------------------
                                                               Robert G. Siefers
                                                               Vice Chairman and
                                                         Chief Financial Officer
                                                     (Duly Authorized Signer and
                                                    Principal Financial Officer)

       National City Corporation Logo               Bulk Rate
            National City Center                   U.S. Postage
           1900 East Ninth Street                      PAID
         Cleveland, Ohio 44114-3484               National City
                                                   Corporation