Form 10-Q
period 1999-06-30
NATIONAL CITY CORP
filed 1999-08-03
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                         Common stock - $4.00  Par Value
                  Outstanding as of June 30, 1999 - 618,131,386

                        [NATIONAL CITY CORPORATION LOGO]

                          QUARTER ENDED JUNE 30, 1999

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Item 1. Financial Statements:
    Consolidated Statements of Income.......................    4
    Consolidated Balance Sheets.............................    5
    Consolidated Statements of Cash Flows...................    6
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................    7
    Notes to Consolidated Financial Statements..............    7
Item 2. Management's Discussion and Analysis................   14
Consolidated Average Balance Sheets.........................   19
Daily Average Balances/Net Interest Income/Rates............   20
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk
  Market risk disclosures are presented in the Net Interest
  Income section of Management's Discussion and Analysis.
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings (None)
Item 2. Changes in Securities and Use of Proceeds
  National City Corporation declared a two-for-one split of
  its common stock on June 30, 1999. Refer to Note 10 of the
  Consolidated Financial Statements for further discussion.
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders
  On April 12, 1999, at the Annual Meeting of Stockholders
  of the Registrant, stockholders took the following actions
  (vote counts are presented on a pre-split basis):
  1. Elected as directors all nominees designated in the
     proxy statement of March 24, 1999, as follows:

                                                                        Number of Votes
                                                                   -------------------------
                                                                       For         Withheld
                                                                   -----------    ----------
     Sandra H. Austin............................................  234,759,868    28,256,624
     Jon E. Barfield.............................................  260,609,684     2,406,808
     Edward B. Brandon...........................................  260,605,299     2,411,193
     John G. Breen...............................................  260,611,150     2,405,342
     James S. Broadhurst.........................................  260,617,242     2,399,250
     John W. Brown...............................................  234,861,231    28,155,261
     Duane E. Collins............................................  260,645,868     2,370,624
     David A. Daberko............................................  260,646,459     2,370,033
     Daniel E. Evans.............................................  260,475,500     2,540,992
     Clifford L. Greenwalt.......................................  260,717,817     2,298,675
     Bernadine P. Healy..........................................  260,571,376     2,445,116
     Dorothy A. Johnson..........................................  260,727,337     2,289,155
     Paul A. Ormond..............................................  260,632,293     2,384,199
     Robert A. Paul..............................................  260,708,104     2,308,388
     William F. Roemer...........................................  260,463,225     2,553,267
     Michael A. Schuler..........................................  260,756,510     2,259,982
     Stephen A. Stitle...........................................  260,703,433     2,313,059
     Jerome F. Tatar.............................................  260,391,390     2,625,102
     Morry Weiss.................................................  233,746,949    29,269,543

  2. Approved the National City Corporation Management
     Incentive Plan for Senior Officers: 227,604,911 votes
     cast for, 26,575,278 votes cast against, and 8,836,303
     votes withheld.
  3. Approved an amendment to National City's Restated
     Certificate of Incorporation to increase the authorized
     number of shares of National City's common stock, par
     value $4.00 per share, from 700,000,000 to
     1,400,000,000: 221,190,505 votes cast for, 39,489,614
     votes cast against, and 2,336,373 votes withheld.
  4. Approved the selection of Ernst & Young LLP as
     independent auditors for National City for 1999:
     260,647,718 votes cast for, 824,123 votes cast against,
     and 1,544,651 votes withheld.
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K....................   23
Signature...................................................   23

FINANCIAL HIGHLIGHTS

                                           Three Months Ended                     Six Months Ended
                                                 June 30                               June 30
                                        -------------------------   Percent   -------------------------   Percent
                                           1999          1998       CHANGE       1999          1998       Change
- -----------------------------------------------------------------------------------------------------------------
EARNINGS (IN THOUSANDS):
- ---------------------------
Net interest income -- fully taxable
  equivalent...........................    $758,186      $739,915       2%     $1,522,885    $1,448,191       5%
Provision for loan losses..............      59,542        43,033      38         127,576        99,300      28
Fees and other income(1)...............     537,593       554,129      (3)      1,091,686     1,047,900       4
Securities gains(1)....................      25,171        19,714      28          48,859        20,766      --
Noninterest expense(1).................     719,469       749,178      (4)      1,458,671     1,448,481       1
Net income before nonrecurring items...     354,942       331,244       7         702,813       628,851      12
Nonrecurring items(2)
  Pre-tax..............................         325            --      --          37,123      (274,698)       --
  After-tax............................        (454)           --      --           2,694      (193,885)       --
Net income.............................     354,488       331,244       7         705,507       434,966      62
PERFORMANCE RATIOS:
- -------------------------
Net interest margin....................        4.04%         4.15%                   4.03%         4.16%
Return on average assets(3)............        1.71          1.66                    1.68          1.64
Return on average common equity(3).....       22.99         19.47                   21.93         19.07
Return on average total equity(3)......       22.90         19.43                   21.85         19.05
PER SHARE MEASURES:
- -------------------------
Net income per common share:
  Basic................................        $.56          $.51      10%          $1.11          $.67      66%
  Diluted..............................         .56           .50      12            1.10           .66      67
  Diluted-adjusted(3)..................         .56           .50      12            1.09           .95      15
Dividends paid per common share........         .26           .23      13             .52           .46      13
Book value per common share............                                              9.44         10.62     (11)
Market value per common share (close)..                                             32.75         35.50      (8)
Average shares -- diluted.............. 633,280,420   672,765,564      (6)    642,637,332   659,087,750      (2)
AVERAGE BALANCES (IN MILLIONS):
- ------------------------------------
Assets.................................     $83,369       $79,927       4%        $84,439       $77,422       9%
Loans..................................      57,257        54,621       5          57,295        53,336       7
Securities.............................      14,638        13,874       6          14,881        13,757       8
Earning assets.........................      75,238        71,414       5          75,872        69,433       9
Deposits...............................      52,543        54,559      (4)         53,494        53,106       1
Common stockholders' equity............       6,185         6,802      (9)          6,456         6,639      (3)
Stockholders' equity...................       6,216         6,839      (9)          6,487         6,658      (3)
AT PERIOD END:
- -----------------
Equity to assets ratio.................                                              6.98%         8.64%
Tier 1 capital ratio...................                                              7.19          8.41
Total risk-based capital ratio.........                                             12.67         12.36
Leverage ratio.........................                                              6.12          7.09
Common shares outstanding..............                                       618,131,386   657,255,294      (6)%
Full-time equivalent employees.........                                            37,804        43,005     (12)
ASSET QUALITY:
- -----------------
Net charge-offs to average loans
  (annualized).........................         .42%          .32%                    .45%          .36%
Loan loss reserve to loans
  (period-end).........................                                              1.69          1.78
Nonperforming assets to loans and
  OREO.................................                                               .44           .47
- -----------------------------------------------------------------------------------------------------------------

  (1) Excluding pre-tax effects of items designated as nonrecurring.

  (2) Items designated as nonrecurring for 1999 include the gain on the exchange of shares of Electronic Payment Services, Inc. for shares of Concord EFS, Inc. and the gain on the subsequent sale of the Concord EFS, Inc. shares, the gain on the sale of Stored Value Systems, Inc., the net loss on the sale of certain National Processing, Inc. business lines, charges pursuant to a plan to improve the cost-efficiency of branch office facilities and costs associated with executive contract obligations. Nonrecurring items for 1998 are solely comprised of merger-related expenses. Nonrecurring items are discussed in further detail in Note 3 to the consolidated financial statements.

  (3) Excluding after-tax effects of items designated as nonrecurring.

Note: All share and per share information reflects the two-for-one stock split declared June 30, 1999.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended         Six Months Ended
                                                    June 30                   June 30
                                            -----------------------   -----------------------
 (In Thousands Except Per Share Amounts)       1999         1998         1999         1998
- ---------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans...................................  $1,205,526   $1,210,235   $2,417,829   $2,350,656
  Securities:
     Taxable..............................     208,446      207,228      432,359      413,640
     Exempt from Federal income taxes.....      13,465       14,562       23,664       26,162
  Federal funds sold and security resale
     agreements...........................       9,903        8,293       20,916       14,299
  Other short-term investments............       2,925        4,973        5,987        9,179
                                            ----------   ----------   ----------   ----------
       Total interest income..............   1,440,265    1,445,291    2,900,755    2,813,936
INTEREST EXPENSE
  Deposits................................     393,145      472,064      812,168      918,525
  Federal funds borrowed and security
     repurchase agreements................      79,352       81,101      179,046      154,864
  Borrowed funds..........................      36,957       48,564       65,441       99,840
  Long-term debt and capital securities...     181,867      113,439      339,021      212,609
                                            ----------   ----------   ----------   ----------
       Total interest expense.............     691,321      715,168    1,395,676    1,385,838
                                            ----------   ----------   ----------   ----------
NET INTEREST INCOME.......................     748,944      730,123    1,505,079    1,428,098
PROVISION FOR LOAN LOSSES.................      59,542       43,033      127,576       99,300
                                            ----------   ----------   ----------   ----------
       Net interest income after provision
          for loan losses.................     689,402      687,090    1,377,503    1,328,798
NONINTEREST INCOME
  Item processing revenue.................     105,089      117,686      226,792      230,226
  Service charges on deposit accounts.....     104,834       96,104      204,697      187,817
  Trust and investment management fees....      80,683       79,729      162,530      156,683
  Card-related fees.......................      49,259       49,383       94,569       96,274
  Mortgage banking revenue................      89,181       97,223      182,176      158,473
  Other...................................     114,585      114,004      263,758      218,427
                                            ----------   ----------   ----------   ----------
       Total fees and other income........     543,631      554,129    1,134,522    1,047,900
  Securities gains........................      57,224       19,714       80,912       20,766
                                            ----------   ----------   ----------   ----------
       Total noninterest income...........     600,855      573,843    1,215,434    1,068,666
NONINTEREST EXPENSE
  Salaries and other personnel............     389,585      396,574      790,349      780,428
  Equipment...............................      52,955       51,471      105,716      103,199
  Net occupancy...........................      49,234       49,671      103,361       98,408
  Third party services....................      48,551       51,352       94,121      100,954
  Merger expenses.........................          --           --           --      274,698
  Other...................................     216,910      200,110      402,890      365,492
                                            ----------   ----------   ----------   ----------
       Total noninterest expense..........     757,235      749,178    1,496,437    1,723,179
                                            ----------   ----------   ----------   ----------
Income before income taxes................     533,022      511,755    1,096,500      674,285
Income tax expense........................     178,534      180,511      390,993      239,319
                                            ----------   ----------   ----------   ----------
NET INCOME................................  $  354,488   $  331,244   $  705,507   $  434,966
                                            ==========   ==========   ==========   ==========
NET INCOME APPLICABLE TO COMMON STOCK.....  $  354,078   $  330,145   $  704,682   $  433,867
                                            ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE
  Basic...................................        $.56         $.51        $1.11         $.67
  Diluted.................................         .56          .50         1.10          .66
AVERAGE COMMON SHARES OUTSTANDING
  Basic...................................     623,117      656,373      632,004      644,480
  Diluted.................................     633,280      672,766      642,637      659,088

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                      June 30      December 31     June 30
                  (In Thousands)                        1999          1998           1998
- ---------------------------------------------------------------------------------------------
ASSETS

  Loans:
     Commercial...................................  $22,153,612    $22,243,114   $20,220,235
     Real estate -- commercial....................    6,277,934      6,251,879     6,518,933
     Real estate -- residential...................    8,388,380      9,664,115     9,761,171
     Consumer.....................................   15,184,825     14,822,759    13,473,157
     Credit card..................................    2,050,842      1,852,635     1,830,355
     Home equity..................................    3,261,466      3,176,664     3,113,685
                                                    -----------    -----------   -----------
          Total loans.............................   57,317,059     58,011,166    54,917,536
          Allowance for loan losses...............     (970,229)      (970,243)     (976,469)
                                                    -----------    -----------   -----------
          Net loans...............................   56,346,830     57,040,923    53,941,067
  Mortgage loans held for sale....................    2,338,641      3,507,487     2,560,612
  Securities available for sale, at fair value....   14,993,616     16,119,370    13,898,032
  Federal funds sold and security resale
     agreements...................................      864,178        930,492     1,333,374
  Other short-term investments....................      196,974        218,149        80,220
  Cash and demand balances due from banks.........    3,807,336      4,783,491     4,111,415
  Properties and equipment........................    1,073,051      1,150,210     1,081,876
  Accrued income and other assets.................    4,401,847      4,495,510     4,251,272
                                                    -----------    -----------   -----------
          TOTAL ASSETS............................  $84,022,473    $88,245,632   $81,257,868
                                                    ===========    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest bearing deposits....................  $11,624,345    $10,911,926   $10,750,524
  NOW and money market accounts...................   16,845,872     18,610,832    17,742,088
  Savings accounts................................    3,870,281      4,021,113     4,263,384
  Time deposits of individuals....................   16,321,310     17,450,904    18,417,699
  Other time deposits.............................    1,109,959      2,280,973     2,484,797
  Deposits in overseas offices....................    2,319,594      4,971,161     1,173,497
                                                    -----------    -----------   -----------
          Total deposits..........................   52,091,361     58,246,909    54,831,989
  Federal funds borrowed and security repurchase
     agreements...................................    6,979,837      9,427,309     6,069,853
  Borrowed funds..................................    4,495,831      2,117,916     4,330,313
  Long-term debt..................................   13,137,293      9,009,448     6,916,808
  Corporation-obligated mandatorily redeemable
     capital securities of subsidiary trusts
     holding solely debentures of the
     Corporation..................................      180,000        679,895       679,894
  Accrued expenses and other liabilities..........    1,270,947      1,751,247     1,410,015
                                                    -----------    -----------   -----------
          TOTAL LIABILITIES.......................   78,155,264     81,232,724    74,238,872
Stockholders' Equity:
  Preferred stock.................................       30,513         36,098        36,592
  Common stock....................................    5,836,696      6,976,810     6,982,404
                                                    -----------    -----------   -----------
          TOTAL STOCKHOLDERS' EQUITY..............    5,867,209      7,012,908     7,018,996
                                                    -----------    -----------   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY................................  $84,022,473    $88,245,632   $81,257,868
                                                    ===========    ===========   ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended June 30
                                                              --------------------------
(In Thousands)                                                    1999          1998
- ----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income................................................  $    705,507   $   434,966
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
       Provision for loan losses............................       127,576        99,300
       Depreciation and amortization........................        80,904        77,454
       Amortization of intangibles and servicing rights.....        84,298        59,326
       Amortization of securities discount and premium......         2,422         5,650
       Securities gains.....................................       (80,912)      (20,766)
       Other gains, net.....................................       (72,635)     (117,102)
       Net increase in trading account assets...............       (32,021)       (9,815)
       Originations and purchases of mortgage loans held for
          sale..............................................    (8,909,996)   (8,714,309)
       Proceeds from sales of mortgage loans held for
          sale..............................................    10,171,835     7,400,440
       (Increase) decrease in interest receivable...........       (27,838)       21,840
       Increase (decrease) in interest payable..............        28,390       (50,729)
       Net change in other assets/liabilities...............      (368,291)     (162,604)
                                                              ------------   -----------
          Net Cash Provided (Used) by Operating
            Activities......................................     1,709,239      (976,349)
LENDING AND INVESTING ACTIVITIES
  Net decrease (increase) in short-term investments.........       119,510      (757,601)
  Purchases of securities...................................    (2,847,799)   (6,235,915)
  Proceeds from sales of securities.........................     1,844,272     5,380,095
  Proceeds from maturities and prepayments of securities....     1,819,409     1,716,040
  Net decrease (increase) in loans..........................       391,757      (936,742)
  Proceeds from sales of loans..............................        82,962            --
  Net decrease (increase) in properties and equipment.......        30,252       (73,924)
  Acquisitions/disposals....................................        72,408       157,632
                                                              ------------   -----------
          Net Cash Provided (Used) by Lending and Investing
            Activities......................................     1,512,771      (750,415)
DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in Federal funds borrowed and
     security repurchase agreements.........................    (2,447,472)      974,283
  Net increase in borrowed funds............................     2,377,915        35,223
  Net (decrease) increase in noninterest bearing, savings,
     NOW, money market accounts, and deposits in overseas
     offices................................................    (3,854,940)      130,017
  Net decrease in time deposits.............................    (2,300,608)     (465,397)
  Repayment of long-term debt and capital securities........    (1,897,547)     (615,253)
  Proceeds from issuance of long-term debt, net.............     5,526,688     1,796,915
  Dividends paid............................................      (334,130)     (278,573)
  Issuances of common stock.................................        95,389        87,655
  Repurchases of common stock...............................    (1,363,460)     (146,000)
                                                              ------------   -----------
          Net Cash (Used) Provided by Deposit and Financing
            Activities......................................    (4,198,165)    1,518,870
                                                              ------------   -----------
  Net Decrease in Cash and Demand Balances Due From Banks...      (976,155)     (207,894)
  Cash and Demand Balances Due From Banks, January 1........     4,783,491     4,319,309
                                                              ------------   -----------
  Cash and Demand Balances Due From Banks, June 30..........  $  3,807,336   $ 4,111,415
                                                              ============   ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................  $  1,367,286   $ 1,438,574
  Income taxes paid.........................................       158,671        76,868
  Common and preferred stock issued in purchase
     acquisitions...........................................            --       787,184

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                                                           Other
    (Dollars in Thousands Except Per       Preferred        Common        Capital        Retained      Comprehensive
             Share Amounts)                  Stock          Stock         Surplus        Earnings          Income
- ----------------------------------------------------------------------------------------------------------------------
Balance January 1, 1998.................    $    --       $1,262,790     $1,108,920     $3,440,763        $345,787
  Comprehensive Income:
    Net income..........................                                                   434,966
    Other comprehensive income, net of
      tax
      Unrealized gains on securities of
      $21,724 net of reclassification
      adjustment for gains included in
      net income of $13,498.............                                                                     8,226
  Total comprehensive income............
  Common dividends declared,
    $.47 per share......................                                                  (308,672)
  Preferred dividends declared..........                                                    (1,099)
  Issuance of 4,215,524 common shares
    under corporate stock and dividend
    reinvestment plans..................                       8,432         79,223
  Net issuance of 21,620,168 common
    shares and 739,976 preferred shares
    pursuant to acquisitions............     36,999           43,240        690,245       (130,824)
  Conversion of 8,130 shares of
    preferred stock to 24,626 common
    shares..............................       (407)              49            358
                                            -------       ----------     ----------     ----------        --------
Balance June 30, 1998...................    $36,592       $1,314,511     $1,878,746     $3,435,134        $354,013
                                            =======       ==========     ==========     ==========        ========
Balance January 1, 1999.................    $36,098       $1,305,309     $1,968,751     $3,430,672        $272,078
  Comprehensive Income:
    Net income..........................                                                   705,507
    Other comprehensive income, net of
      tax
      Unrealized losses on securities of
      ($170,862) net of reclassification
      adjustment for gains included in
      net income of $80,912.............                                                                  (251,774)
  Total comprehensive income............
  Common dividends declared,
    $.53 per share......................                                                  (330,536)
  Preferred dividends declared..........                                                      (825)
  Issuance of 4,316,732 common shares
    under corporate stock and dividend
    reinvestment plans..................                       8,633         86,756
  Purchase of 39,178,400 common
    shares..............................                     (78,357)       (66,825)    (1,218,278)
  Conversion of 111,697 shares of
    preferred stock to 338,334 common
    shares..............................     (5,585)             677          4,908
  Stock split...........................                   1,236,264     (1,236,264)
                                            -------       ----------     ----------     ----------        --------
Balance June 30, 1999...................    $30,513       $2,472,526     $  757,326     $2,586,540        $ 20,304
                                            =======       ==========     ==========     ==========        ========


    (Dollars in Thousands Except Per
             Share Amounts)                  Total
- -------------------------------------------------------------------
Balance January 1, 1998.................   $6,158,260
  Comprehensive Income:
    Net income..........................      434,966
    Other comprehensive income, net of
      tax
      Unrealized gains on securities of
      $21,724 net of reclassification
      adjustment for gains included in
      net income of $13,498.............        8,226
                                           ----------
  Total comprehensive income............      443,192
  Common dividends declared,
    $.47 per share......................     (308,672)
  Preferred dividends declared..........       (1,099)
  Issuance of 4,215,524 common shares
    under corporate stock and dividend
    reinvestment plans..................       87,655
  Net issuance of 21,620,168 common
    shares and 739,976 preferred shares
    pursuant to acquisitions............      639,660
  Conversion of 8,130 shares of
    preferred stock to 24,626 common
    shares..............................           --
                                           ----------
Balance June 30, 1998...................   $7,018,996
                                           ==========
Balance January 1, 1999.................   $7,012,908
  Comprehensive Income:
    Net income..........................      705,507
    Other comprehensive income, net of
      tax
      Unrealized losses on securities of
      ($170,862) net of reclassification
      adjustment for gains included in
      net income of $80,912.............     (251,774)
                                           ----------
  Total comprehensive income............      453,733
  Common dividends declared,
    $.53 per share......................     (330,536)
  Preferred dividends declared..........         (825)
  Issuance of 4,316,732 common shares
    under corporate stock and dividend
    reinvestment plans..................       95,389
  Purchase of 39,178,400 common
    shares..............................   (1,363,460)
  Conversion of 111,697 shares of
    preferred stock to 338,334 common
    shares..............................           --
  Stock split...........................           --
                                           ----------
Balance June 30, 1999...................   $5,867,209
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137,

Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, requires that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.
    The provisions of this statement, as amended, become effective for quarterly and annual reporting beginning January 1, 2001. Although the statement allows for early adoption in any quarterly period after June 1998, National City has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on National City's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use by management at that time.

3. NONRECURRING ITEMS

    During the first quarter of 1999, National City sold its 20% ownership interest in Electronic Payment Services, Inc. ("EPS"), a provider of transaction processing services, to Concord EFS, Inc. ("Concord") and recognized a gain of $95.7 million pre-tax, or $62.2 million after-tax. The pre-tax gain on the sale of EPS is included in other noninterest income on the Consolidated Statements of Income. The transaction was effected by exchanging each common share of EPS for
7.9091 shares of unregistered Concord common stock. National City received 5.9 million shares of unregistered Concord common stock as a result of the exchange. During the second quarter of 1999, the shares were registered by Concord and National City sold its holdings in Concord in the open market and recognized a gain of $32.1 million pre-tax, or $20.8 million after-tax. The pre-tax gain on the sale of Concord common stock is included in securities gains on the Consolidated Statements of Income.
    In March 1999, National City sold its interest in Stored Value Systems, Inc. ("SVS"), a subsidiary that had been involved in the development of smart card technology, for a gain of $6.1 million pre-tax, or $4.0 million after-tax. The pre-tax gain on the sale of SVS is included in other noninterest income.
    During the first six months of 1999, National Processing, Inc. ("National Processing"), an 88%-owned subsidiary of the Corporation, sold its freight payables, payables outsourcing, remittance and merchant check services business lines. As a result, the Corporation recognized a loss of $59.0 million pre-tax, or $59.8 million after-tax. The larger after-tax loss is the result of nondeductible goodwill. An estimated impairment loss of $65.0 million pre-tax, or $63.1 million after-tax was recognized during the first quarter when management adopted the plan to dispose of the National Processing business lines. As a result of the final sale of the business lines in the second quarter of 1999, $6.0 million pre-tax, or $3.3 million after-tax, of the estimated impairment loss was reversed. The effect of the business line disposals on the earnings of the Corporation was partially offset by the minority interest effects of $.5 million and $8.4 million for the second quarter and first half of 1999, respectively. The pre-tax effect of the National Processing business line disposals are included in other noninterest income, net of the effects of minority interest.
    During the second quarter of 1999, National City recognized charges of $28.6 million pre-tax, or $18.6 million after-tax, pursuant to a plan to improve the cost efficiency of branch office facilities. These facility charges are included in other noninterest expense on the Consolidated Statements of Income. Also during the second quarter, the Corporation recorded $9.2 million pre-tax, or $5.9 million after-tax, of personnel expense related to executive contract obligations.
    In the first half of 1998, merger charges totaling $274.7 million pre-tax, or $193.9 million after-tax, were incurred in connection with the acquisitions of First of America Bank Corporation ("First of America") and Fort Wayne National Corporation ("Fort Wayne").

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

                                 Three Months           Six Months
                                     Ended                 Ended
                                    June 30               June 30
                              -------------------   -------------------
       (In Thousands)           1999       1998       1999       1998
- -----------------------------------------------------------------------
Balance at beginning of year  $970,336   $976,464   $970,243   $941,874
Provision                       59,542     43,033    127,576     99,300
Allowance related to loans
 acquired                          268         --        361     30,679
Charge-offs:
 Commercial                     32,018      7,978     45,041     17,848
 Real estate -- commercial         738      2,526      3,596      4,733
 Real estate -- residential        444      1,504      2,146      3,427
 Consumer                       40,019     34,324     95,690     76,759
 Credit card                    25,185     24,694     52,291     50,404
 Home equity                     2,032      2,233      4,041      4,516
                              --------   --------   --------   --------
 Total charge-offs             100,436     73,259    202,805    157,687
Recoveries:
 Commercial                      6,937      6,153     11,144     11,443
 Real estate -- commercial       3,343        921      5,559      4,009
 Real estate -- residential        805        240        948        249
 Consumer                       22,910     17,187     44,347     34,579
 Credit card                     5,468      5,066     10,794     10,654
 Home equity                     1,056        664      2,062      1,369
                              --------   --------   --------   --------
 Total recoveries               40,519     30,231     74,854     62,303
                              --------   --------   --------   --------
Net charge-offs                 59,917     43,028    127,951     95,384
                              --------   --------   --------   --------
Balance at end of period      $970,229   $976,469   $970,229   $976,469
                              ========   ========   ========   ========

    The allowance for loan losses is maintained at a level believed adequate to absorb estimated probable credit losses and is periodically evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.

    The allocated component reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans, historical loss experience for loan categories and management's determination of the amounts necessary for concentrations and changes in mix and volume of the portfolio.
    The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the individual markets in which National City operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.
    Details regarding nonperforming loans are included in the Asset Quality section of Management's Discussion and Analysis. At June 30, 1999, December 31, 1998 and June 30, 1998, loans that were considered to be impaired under SFAS No. 114 totaled $36.9 million, $16.9 million and $20.3 million, respectively. The related allowance allocated to these loans was $11.8 million, $7.4 million and $8.4 million, respectively. All impaired loans were included in nonperforming assets and had an associated allowance. The contractual interest due and actual interest recorded on nonperforming assets for the six months ended June 30, 1999, was $14.1 million and $5.6 million, respectively, compared with $24.3 million and $4.9 million, respectively, for the six months ended June 30, 1998.

5. SECURITIES
    The table below summarizes the Corporation's portfolio of securities available for sale. The portfolio consists mainly of financial instruments that pay back par value upon maturity. Fair value fluctuations occur over the lives of the instruments due to changes in market interest rates.
    Gross unrealized gains for the entire portfolio totaled $296.6 million, $445.1 million and $569.3 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively. Gross unrealized losses at the same periods totaled $265.4 million, $26.7 million and $22.8 million, respectively.
    For the six months ended June 30, 1999 and 1998, gross gains of $90.2 million and $47.7 million, and gross losses of $9.3 million and $26.9 million were realized, respectively, for the entire securities portfolio.
    Other securities includes the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $452.8 million and $636.8 million, respectively, as of June 30, 1999.
    As of June 30, 1999, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

                                       JUNE 30, 1999
                                 --------------------------
                                  AMORTIZED        FAIR
        (In Thousands)              COST           VALUE
- -----------------------------------------------------------
U.S. Treasury and Federal
  agency debentures............  $ 1,178,507    $ 1,144,713
Mortgage-backed securities.....    9,109,144      8,923,184
Asset-backed and corporate debt
  securities...................    2,887,087      2,869,398
States and political
  subdivisions.................      865,308        883,860
Other..........................      922,333      1,172,461
                                 -----------    -----------
  Total securities.............  $14,962,379    $14,993,616
                                 ===========    ===========

                                     December 31, 1998
                                 --------------------------
                                  Amortized        Fair
        (In Thousands)              Cost           Value
- -----------------------------------------------------------
U.S. Treasury and Federal
  agency debentures............  $ 1,212,437    $ 1,246,251
Mortgage-backed securities.....    9,717,908      9,809,332
Asset-backed and corporate debt
  securities...................    3,044,075      3,045,457
States and political
  subdivisions.................      917,424        968,119
Other..........................      809,154      1,050,211
                                 -----------    -----------
  Total securities.............  $15,700,998    $16,119,370
                                 ===========    ===========

                                       June 30, 1998
                                 --------------------------
                                  Amortized        Fair
        (In Thousands)              Cost           Value
- -----------------------------------------------------------
U.S. Treasury and Federal
  agency debentures............  $ 2,039,417    $ 2,048,082
Mortgage-backed securities.....    7,354,617      7,425,438
Asset-backed and corporate debt
  securities...................    2,282,725      2,302,296
States and political
  subdivisions.................      992,663      1,034,602
Other..........................      682,149      1,087,614
                                 -----------    -----------
  Total securities.............  $13,351,571    $13,898,032
                                 ===========    ===========

6. BORROWED FUNDS

                             JUN. 30      Dec. 31      Jun. 30
      (In Thousands)           1999         1998         1998
- ----------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term...........  $3,268,991   $  916,342   $3,577,371
FHLB advances.............     250,000      250,000      200,000
Bank notes and other......      55,865      556,313      236,466
                            ----------   ----------   ----------
  Total bank
    subsidiaries..........   3,574,856    1,722,655    4,013,837
Commercial paper..........     917,987      392,938      299,655
Other.....................       2,988        2,323       16,821
                            ----------   ----------   ----------
  Total parent company and
    other subsidiaries....     920,975      395,261      316,476
                            ----------   ----------   ----------
        Total.............  $4,495,831   $2,117,916   $4,330,313
                            ==========   ==========   ==========

7. LONG-TERM DEBT

                            JUN. 30      Dec. 31      Jun. 30
     (In Thousands)          1999          1998         1998
- ---------------------------------------------------------------
9 7/8% subordinated
 notes due 1999.........  $    64,988   $   64,965   $   64,936
6.50% subordinated notes
 due 2000...............       99,957       99,931       99,906
8.50% subordinated notes
 due 2002...............       99,932       99,920       99,908
6 5/8% subordinated
 notes due 2004.........      249,396      249,330      249,266
7.75% subordinated notes
 due 2004...............      200,000      200,000      200,000
8.50% subordinated notes
 due 2004...............      150,000      150,000      150,000
7.20% subordinated notes
 due 2005...............      249,826      249,814      249,799
5.75% subordinated notes
 due 2009...............      298,899           --           --
6 7/8% subordinated
 notes due 2019.........      698,377           --           --
Other...................       10,000       10,000       11,368
                          -----------   ----------   ----------
  Total parent company..    2,121,375    1,123,960    1,125,183
                          -----------   ----------   ----------
6.50% subordinated notes
 due 2003...............      199,710      199,675      199,638
7.25% subordinated notes
 due 2010...............      223,189      223,107      223,025
6.30% subordinated notes
 due 2011...............      200,000      200,000      200,000
7.25% subordinated notes
 due 2011...............      197,573      197,475      197,376
6.25% subordinated notes
 due 2011...............      297,278           --           --
Other...................        1,188        1,475        1,597
                          -----------   ----------   ----------
  Total subsidiary......    1,118,938      821,732      821,636
                          -----------   ----------   ----------
  Total long-term debt
    qualifying for Tier
    2 Capital...........    3,240,313    1,945,692    1,946,819
                          -----------   ----------   ----------

Senior bank notes.......    7,527,279    4,992,219    3,490,423
FHLB advances...........    2,362,013    2,063,207    1,470,875
Other...................        7,688        8,330        8,691
                          -----------   ----------   ----------
  Total other long-term
    debt................    9,896,980    7,063,756    4,969,989
                          -----------   ----------   ----------
    Total...............  $13,137,293   $9,009,448   $6,916,808
                          ===========   ==========   ==========

    During the six months ended June 30, 1999, National City issued $1.0 billion in subordinated notes and its wholly-owned subsidiary, National City Bank, issued $300 million in subordinated notes. These subordinated notes qualify for inclusion in Tier 2 Capital.
    A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at June 30, 1999.

8. CORPORATION OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

                                  JUN. 30    Dec. 31    Jun. 30
         (In Thousands)             1999       1998       1998
- ----------------------------------------------------------------
8.12% Capital Securities of
 First of America Capital Trust
 I, due January 31, 2027........  $150,000   $150,000   $150,000
9.85% Capital Securities of Fort
 Wayne Capital Trust I, due
 April 15, 2027.................    30,000     30,000     30,000
                                  --------   --------   --------
 Total Capital Securities
  qualifying as Tier 1
  capital.......................   180,000    180,000    180,000
6.75% Capital Securities of
 National City Capital Trust....        --    499,895    499,894
                                  --------   --------   --------
  Total.........................  $180,000   $679,895   $679,894
                                  ========   ========   ========

    The corporation-obligated mandatorily redeemable capital securities (the "capital securities") of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the "debentures") were issued by three statutory business trusts, First of America Capital Trust I, Fort Wayne Capital Trust I and National City Capital Trust I, of which 100% of the common equity in each of the trusts is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.
    The debentures held by First of America Capital Trust I and Fort Wayne Capital Trust I are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively. The debentures held by National City Capital Trust I were redeemed by the Corporation on June 1, 1999.

9. CAPITAL RATIOS

    The following table reflects various measures of capital:

                    JUN. 30            Dec. 31            Jun. 30
                      1999               1998               1998
 (Dollars in    ----------------   ----------------   ----------------
  Millions)      AMOUNT    RATIO    Amount    Ratio    Amount    Ratio
- ----------------------------------------------------------------------
Total
  equity(1)...  $5,867.2    6.98%  $7,012.9    7.95%  $7,019.0    8.64%
Total common
  equity(1)...   5,836.7    6.95    6,976.8    7.91    6,982.4    8.59
Tangible common
  equity(2)...   4,799.5    5.78    5,850.6    6.72    5,846.5    7.30
Tier 1
  capital(3)..   5,036.8    7.19    5,726.1    7.95    5,542.5    8.41
Total risk-
  based
 capital(4)...   8,875.1   12.67    8,493.7   11.79    8,143.0   12.36
Leverage(5)...   5,036.8    6.12    5,726.1    6.94    5,542.5    7.09
- ----------------------------------------------------------------------

(1) Computed in accordance with generally accepted accounting principles, including unrealized fair value adjustment of securities available for sale.
(2) Common stockholders' equity less all intangible assets; computed as a ratio to total assets less intangible assets.
(3) Stockholders' equity less certain intangibles and the unrealized fair value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(4) Tier 1 Capital plus qualifying loan loss allowance and subordinated debt and unrealized holding gains on certain equity securities; computed as a ratio to risk-adjusted assets, as defined.
(5) Tier 1 Capital; computed as a ratio to average total assets less certain intangibles.
- ------------------------------------------------------------

    The Corporation and its banking subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as set forth by banking industry regulators. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on a bank's operations.
    National City's Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.
    Intangible assets used in the capital ratio calculations are summarized below:

                              JUN. 30    Dec. 31    Jun. 30
       (In Millions)            1999       1998       1998
- ------------------------------------------------------------
Goodwill....................  $  962.4   $1,043.3   $1,045.4
Other intangibles...........      74.8       82.9       90.5
                              --------   --------   --------
Total intangibles...........  $1,037.2   $1,126.2   $1,135.9
                              ========   ========   ========

10. STOCKHOLDERS' EQUITY

                            JUN. 30       Dec. 31       Jun. 30
  (Outstanding Shares)       1999          1998          1998
- -----------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......      610,258       721,954       731,846
Common Stock, $4 par
  value, authorized
  1,400,000,000 shares..  618,131,386   652,654,720   657,255,294

    National City's preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by the Corporation at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus accrued and unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock.
    During the fourth quarter of 1998, the board of directors authorized the purchase of up to 60 million shares of National City common stock in the open market or through privately negotiated transactions subject to an aggregate purchase limit of $2.7 billion. To date, 49 million shares have been repurchased. Of the 49 million repurchased shares, 39 million were repurchased during the first six months of 1999.
    On April 12, 1999, the Corporation's stockholders approved an increase in the number of authorized common shares from 700,000,000 to 1,400,000,000.
    On June 30, 1999, the Corporation declared a two-for-one stock split of its common stock effected in the form of a 100% stock dividend, payable July 26, 1999, to stockholders of record July 9, 1999. The stock split was accounted for by a transfer of $1.2 billion from capital surplus to common stock. All share and per share information has been restated to reflect the stock split.

11. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                      Six Months Ended
                                          June 30
                                 --------------------------
        (In Thousands)              1999           1998
- -----------------------------------------------------------
Applicable to income exclusive
  of securities transactions...   $362,674       $232,071
Applicable to securities
  transactions.................     28,319          7,248
                                  --------       --------
        Total..................   $390,993       $239,319
                                  ========       ========

    The effective tax rate was approximately 35.7% and 35.5% for the six months ended June 30, 1999 and 1998, respectively. Income taxes for the first six months of 1999 include the effect of the write off of nondeductible goodwill related to the disposal of certain National Processing business lines. See Note 3 for further discussion.

12. REGULATORY DIVIDENDS

    A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At June 30, 1999, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $1.5 billion of dividends. During the first six months of 1999, dividends totaling $2.8 million were declared and $76.0 million of previously declared dividends were paid to the Parent company by the bank subsidiaries.

13. NET INCOME PER SHARE

    The calculation of net income per common share follows:

                                 Three Months             Six Months
                                     Ended                   Ended
                                    June 30                 June 30
    (In Thousands Except       -------------------     -------------------
     Per Share Amounts)         1999       1998         1999       1998
- -------------------------------------------------------------------------
BASIC:
 Net income.................  $354,488   $331,244     $705,507   $434,966
 Less preferred dividends...       410      1,099          825      1,099
                              --------   --------     --------   --------
 Net income applicable to
   common stock.............  $354,078   $330,145     $704,682   $433,867
                              ========   ========     ========   ========
 Average common shares
   outstanding..............   623,117    656,373      632,004    644,480
                              ========   ========     ========   ========
 Net income per common
   share -- basic...........  $    .56   $    .51     $   1.11   $    .67
                              ========   ========     ========   ========
DILUTED:
 Net income.................  $354,488   $331,244     $705,507   $434,966
                              ========   ========     ========   ========
 Average common shares
   outstanding..............   623,117    656,373      632,004    644,480
 Stock option adjustment....     8,315     14,158        8,734     13,484
 Preferred stock
   adjustment...............     1,848      2,235        1,899      1,124
                              --------   --------     --------   --------
 Average common shares
   outstanding -- diluted...   633,280    672,766      642,637    659,088
                              ========   ========     ========   ========
 Net income per common
   share -- diluted.........  $    .56   $    .50     $   1.10   $    .66
                              ========   ========     ========   ========

14. CONTINGENT LIABILITIES

    In the normal course of business, there are outstanding commitments to extend credit, guarantees, etc., which are not reflected in the financial statements. In addition, the Corporation or its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. While in management's opinion the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims, management is aware of a potential claim, currently unasserted, by the Internal Revenue Service concerning the Corporation's corporate-owned life insurance programs. Management believes it has complied with all applicable tax laws and regulations with respect to such programs and will vigorously contest any claim.

15. LINE OF BUSINESS REPORTING

    National City operates four major lines of businesses: corporate banking, retail sales and distribution, consumer finance and fee-based businesses. The business units are identified by the product or services offered and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation. Effective for second quarter 1999 line of business disclosures, the retail banking business line was divided into the retail sales and distribution and consumer finance lines of business. In connection with this change, certain prior period amounts were reclassified to conform to the current line of business reporting structure. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Parent and other is comprised of several smaller business units including venture capital and the investment funding unit as well as intersegment income elimination and unallocated expenses. Operating results of the business units are discussed in the Line of Business Results section of Management's Discussion and Analysis. Selected line of business information, with revenues on a taxable equivalent basis, is included in the table on the following page.

                                     Corporate     Retail Sales     Consumer   Fee-Based     Parent     Consolidated
          (In Thousands)              Banking    and Distribution   Finance    Businesses   and Other      Total
- --------------------------------------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 1999
External revenues.................   $264,929       $  492,040      $172,761    $366,718    $  62,593    $1,359,041
Intersegment revenues
  (expenses)......................         --           15,784            --       1,124      (16,908)           --
                                     --------       ----------      --------    --------    ---------    ----------
Total revenues....................   $264,929       $  507,824      $172,761    $367,842    $  45,685    $1,359,041
                                     ========       ==========      ========    ========    =========    ==========
Net income........................   $ 93,357       $  133,333      $ 43,448    $ 74,860    $   9,490    $  354,488
Average assets (In millions)......     25,953           17,098        15,476       5,890       18,952        83,369

QUARTER ENDED JUNE 30, 1998
External revenues.................   $271,350       $  524,942      $157,696    $337,999    $  21,771    $1,313,758
Intersegment revenues
  (expenses)......................         --            2,909            --       8,684      (11,593)           --
                                     --------       ----------      --------    --------    ---------    ----------
Total revenues....................   $271,350       $  527,851      $157,696    $346,683    $  10,178    $1,313,758
                                     ========       ==========      ========    ========    =========    ==========
Net income........................   $105,883       $  140,388      $ 26,230    $ 57,748    $     995    $  331,244
Average assets (In millions)......     24,880           18,864        13,209       4,847       18,127        79,927

SIX MONTHS ENDED JUNE 30, 1999
External revenues.................   $529,729       $  984,945      $340,839    $642,921    $ 239,885    $2,738,319
Intersegment revenues
  (expenses)......................         --           27,820            --      12,870      (40,690)           --
                                     --------       ----------      --------    --------    ---------    ----------
Total revenues....................   $529,729       $1,012,765      $340,839    $655,791    $ 199,195    $2,738,319
                                     ========       ==========      ========    ========    =========    ==========
Net income........................   $197,273       $  254,515      $ 73,213    $ 70,169    $ 110,337    $  705,507
Average assets (In millions)......     25,892           17,763        15,175       6,099       19,510        84,439

SIX MONTHS ENDED JUNE 30, 1998
External revenues.................   $528,947       $  998,897      $309,378    $629,633    $  50,002    $2,516,857
Intersegment revenues
  (expenses)......................         --            9,845            --      18,181      (28,026)           --
                                     --------       ----------      --------    --------    ---------    ----------
Total revenues....................   $528,947       $1,008,742      $309,378    $647,814    $  21,976    $2,516,857
                                     ========       ==========      ========    ========    =========    ==========
Net income (loss).................   $197,433       $  249,402      $ 56,205    $ 97,835    $(165,909)   $  434,966
Average assets (In millions)......     24,062           18,604        13,038       4,461       17,257        77,422

Note: Net income for the fee-based businesses includes losses on the sale of certain National Processing businesses, Table 1 on page 14 shows net income excluding these losses and other nonrecurring items.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
     Net income for the second quarter and six months ended June 30, 1999 was $354.5 million and $705.5 million, respectively, compared with $331.2 million and $435.0 million for the second quarter and first six months of 1998, respectively. After giving consideration to the two-for-one stock split, net income per diluted common share was $.56 for the second quarter and $1.10 for the first six months of 1999, compared with $.50 and $.66 for the same periods last year. Returns on average common equity and average assets for the second quarter of 1999 were 22.96% and 1.71%, respectively, compared with 19.47% and 1.66% for the second quarter of 1998. For the first six months of 1999, returns on average common equity were 22.01% and 1.68%, respectively, compared with 13.18% and 1.13% for the same period in 1998.
     Excluding the effects of the nonrecurring items described in Note 3 to the Consolidated Financial Statements, net income per diluted share was $.56 for the second quarter and $1.09 for the first six months of 1999, compared with $.50 and $.95 for the same periods last year. On this same basis, returns on average common equity and average assets were 22.99% and 1.71% for the second quarter of 1999, compared with 19.47% and 1.66% for the second quarter of 1998. Returns on average common equity and average assets for the first six months of 1999, excluding nonrecurring items, were 21.93% and 1.68%, compared with 19.07% and 1.64% for the same period in 1998.

LINE OF BUSINESS RESULTS

    National City's operations are managed along four major lines of business: corporate banking, retail sales and distribution, consumer finance and fee-based businesses. Note 15 to the Consolidated Financial Statements provides selected financial information for each business line. Table 1 summarizes net income, excluding nonrecurring items, by line of business. Corporate banking net income for both the second quarter and first half of 1999 decreased primarily due to a higher loan loss provision, partially offset by a decrease in noninterest expense resulting from merger integration synergies and expense containment.
     Retail sales and distribution net income for the second quarter of 1999 was down from the comparable 1998 quarter due primarily to branch sale gains in 1998. For the first half of 1999, retail sales and distribution net income increased over the prior year. The improvement was driven by cost efficiencies gained as a result of merger integration synergies and functional centralization efforts.
     Consumer finance net income for the second quarter and first half of 1999 increased over the comparable 1998 periods due primarily to an increase in net interest income driven by increased loan origination volume, especially in the education lending and dealer finance areas, coupled with improved product pricing.
     Net income for the fee-based businesses as shown in Table 1 excludes the loss on the sale of certain National Processing businesses. Excluding this loss, fee-based business net income for the second quarter of 1999 increased over the same period of 1998 due to cost efficiencies realized in the item processing and trust businesses. For the first six months of 1999, fee-based business net income growth over the same period of last year was primarily driven by the Corporation's trust and mortgage banking businesses.
     Net income for parent and other as shown in Note 15 to the Consolidated Financial Statements includes the effects of nonrecurring items other than the loss on the sale of National Processing businesses. Excluding these items, parent and other net income for the second quarter and first six months of 1999 (Table 1) increased over the same periods of last year due to increased securities gains and a higher contribution from the investment/funding units.

NET INTEREST INCOME

     On a tax-equivalent basis, net interest income for the second quarter and first six months of 1999 was $758.2 million and

TABLE 1: NET INCOME BY LINE OF BUSINESS

                                               Three Months         Six Months
                                                  Ended               Ended
                                                 June 30             June 30
                                             ----------------    ----------------
(In Millions)                                 1999      1998      1999      1998
- ---------------------------------------------------------------------------------
Corporate banking..........................  $ 93.4    $105.9    $197.3    $197.4
Retail sales and distribution..............   133.3     140.4     254.5     249.4
Consumer finance...........................    43.4      26.2      73.2      56.2
Fee-based businesses.......................    71.6      57.7     130.0      97.8
Parent and other...........................    13.2       1.0      47.8      28.1
                                             ------    ------    ------    ------
    Consolidated total.....................  $354.9    $331.2    $702.8    $628.9
                                             ======    ======    ======    ======

Note: Amounts exclude nonrecurring items.

$1,522.9 million, respectively, up $18.3 million and $74.7 million over the same periods last year. The acquisition of Fort Wayne added approximately $30 million to net interest income for the first half of 1999. The remaining increase for the second quarter and first six months of 1999 was due to increases in average earning assets of 5.4% and 7.1%, respectively, over the second quarter and first half of 1998, partially offset by decreases in the net interest margin of 11 basis points and 13 basis points for the same periods. The decline in net interest margin both on a quarterly and year-to-date basis is attributed to lower yields on earning assets, a reliance on higher cost funding, a lower contribution from noninterest bearing deposits, and the effects of additional long-term borrowings to fund the Corporation's share repurchase program.
     National City's net interest income is affected by the use of off-balance sheet derivative financial instruments. For the second quarter and first six months of 1999, the derivative portfolio contributed $16.4 million and $31.4 million, respectively, to net interest income and added 9 basis points and 8 basis points, respectively, to the net interest margin.
     During the second quarter of 1999 the notional amount of interest rate swap agreements increased by $2.0 billion to $20.8 billion. The net unrealized losses in the derivative portfolio were $139.1 million at June 30, 1999 compared to unrealized gains of $88.1 million at March 31, 1999.
     Since the end of 1998, there have been no significant changes in the nature of off-balance sheet instruments used to manage exposure from changes in interest rates, which represents the Corporation's primary market risk.

     Management is responsible for monitoring and limiting the Corporation's exposure to interest rate risk within established guidelines while maximizing net interest income and the net value of the Corporation's future cash flows. The Corporation employs three complementary measures to monitor interest rate risk: static gap, income stimulation and net present value analysis. While each of the interest rate risk measurements has its limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
     During the first half of 1999, the Corporation's interest rate risk position grew more liability sensitive. The change in position primarily resulted from an increase in interest rates and repurchases of the Corporation's own stock.
     As of June 30, 1999, the earnings stimulation model projects net income would increase by 3.3% of net income in a stable-rate environment if rates fall gradually by 200 basis points over the next year and decrease by 3.4% if rates rise gradually by 200 basis points over the next year. Within a two-year horizon, and assuming an additional 200 basis point move in rates, the model forecasts net income would decrease below that earned in a stable-rate environment by 2.6% in a falling rate scenario and decrease by 9.9% in a rising-rate scenario.
     The cumulative one-year gap, at June 30, 1999, was negative 13.5% of total adjusted earning assets.
     The Corporation's net present value model indicates a 150 basis point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cash flows by an amount equal to 12.5% of total net present value at June 30, 1999, whereas a 150 basis point immediate downward shock would cause total net present value to rise by 5.2%. Although the estimated effect of a 150 basis point downward shock exceeds the Corporation's guideline of a 10% decline in net present value, analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates a parallel curve shift of 150 basis points is unlikely. In addition, as an integral part of managing interest rate risk, management considers many factors in determining what, if any, action should be taken. Most prominent among these factors are expected future interest rate movements, variability and timing of balance sheet cash flows, mortgage prepay-

TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                              Three Months         Six Months
                                                 Ended               Ended
                                                June 30             June 30
                                            ----------------    ----------------
(In Millions)                                1999      1998      1999      1998
- --------------------------------------------------------------------------------
Interest adjustment to loans..............  $  1.0    $   .5    $  3.1    $  1.2
Interest adjustment to securities.........     (.2)      (.2)      (.5)      (.6)
                                            ------    ------    ------    ------
  Interest adjustment to earning assets...      .8        .3       2.6        .6
Interest adjustment to interest bearing
  liabilities.............................   (15.6)     (9.9)    (28.8)    (19.8)
                                            ------    ------    ------    ------
  Effect on net interest income...........  $ 16.4    $ 10.2    $ 31.4    $ 20.4
                                            ======    ======    ======    ======

Note: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

ments, and potential attrition of the core deposit portfolios.

NONINTEREST INCOME
     For the second quarter of 1999, noninterest income, excluding securities gains and nonrecurring items, decreased 3.0% to $537.6 million from $554.1 million in 1998. For the first half of 1999, noninterest income, on the same basis, increased 4.2% to $1,091.7 million from $1,047.9 million in 1998. The acquisition of Fort Wayne added approximately $9 million to noninterest income for the first six months of 1999.
     Item processing revenue for the second quarter and first six months of 1999 decreased 10.7% and 1.5% from revenues in the respective periods in 1998 as a result of the disposal of four National Processing business lines during the second quarter of 1999. Item processing revenue generated by remaining core business units for the second quarter and first six months of 1999 increased by 13.4% and 14.3%, respectively, over the same periods last year.
     Service charges on deposit accounts for the second quarter and first half of 1999 increased 9.1% and 9.0% over revenues generated in the respective periods of 1998 due to increases in debit card and other transaction volume coupled with improved deposit fee management. The inclusion of service charges on former Fort Wayne deposits accounted for approximately 1% of the year-over-year increase.
     Trust and investment management fees for the second quarter of 1999 were relatively unchanged compared with respective amounts for the second quarter of 1998. For the first six months of 1999, trust and investment management fees grew 3.7% over fees generated in the same period of 1998 due to new business volume and an increase in the market value of assets under management.
     Mortgage banking revenues for the second quarter of 1999 decreased 8.3% due to a decline in origination volume from $5.4 billion in the second quarter of 1998 to $4.4 billion in the second quarter of 1999. For the first six months of 1999, mortgage banking revenues increased 15.0% over the same period in 1998 as a result of growth in origination volume and servicing revenue. Origination volume for the first six months of 1999 was $8.9 billion compared to volume for the same period of 1998 of $8.7 billion. The servicing portfolio at June 30, 1999 was $41.4 billion, compared with $24.1 billion at June 30, 1998.
     Other noninterest income, excluding the nonrecurring items discussed in
Note 3 to the Consolidated Financial Statements and branch sale gains of $7.5 million and $8.7 million recognized in the second quarter and first half of 1998, respectively, increased over the 1998 periods due primarily to growth in brokerage revenues.
     Net securities gains for the second quarter and first six months of 1999, excluding the nonrecurring gain of $32.1 million on the sale of Concord EFS, Inc. common stock, were $25.2 million and $48.9 million, respectively. This compares to $19.7 million and $20.8 million for the respective periods of 1998.

NONINTEREST EXPENSE

     Noninterest expense, excluding nonrecurring items, declined 4.0% to $719.5 million in the second quarter of 1999 from $749.2 million in the second quarter of 1998. Excluding the effects of nonrecurring items and the acquisition of Fort Wayne, which added approximately $27 million to 1999 expenses, noninterest expense for the first six months of 1999 was also down from the same period a year ago. Merger integration savings and lower expenses resulting from the disposition of the National Processing business lines in the second quarter of 1999 contributed to the declines in both periods.
     National City's staffing level on a full-time equivalent basis was 37,804 at June 30, 1999, down from 43,005 at June 30, 1998 as a result of business line divestitures and efficiencies gained from the 1998 business combinations with First of America and Fort Wayne partially offset by volume-driven growth in certain businesses.
     The efficiency ratio calculates noninterest expense as a percentage of fee and other income plus tax equivalent net interest income. The overhead ratio calculates noninterest

TABLE 3: OVERHEAD AND EFFICIENCY PERFORMANCE
        MEASURES BY LINE OF BUSINESS

                                                  Six Months Ended
                                    ---------------------------------------------
                                        JUNE 30, 1999           June 30, 1998
                                    ---------------------   ---------------------
                                    OVERHEAD   EFFICIENCY   Overhead   Efficiency
                                    RATIO        RATIO       Ratio       Ratio
- ---------------------------------------------------------------------------------
Corporate banking.................   19.69%      35.09%       25.67%     39.35%
Retail sales and distribution.....   42.19       57.67        44.63      59.91
Consumer finance..................   28.35       37.93        33.20      42.25
Fee-based businesses..............      --       71.75           --      76.29
Parent and other..................      --          --           --         --
    Consolidated total excluding
      nonrecurring items..........   24.10%      55.79%       27.66%     58.03%
    Consolidated total............   23.77%      56.31%       46.63%     69.04%

expense less fee and other income as a percentage of tax-equivalent net interest income. Excluding the effects of nonrecurring items, the efficiency ratios for the first six months of 1999 and 1998 were 55.79% and 58.03%, respectively. On the same basis, the overhead ratios for the first six months of 1999 and 1998 were 24.10% and 27.66%, respectively.

EARNING ASSETS AND INTEREST BEARING LIABILITIES
     Average earning assets for the second quarter were $75,238 million, down 1.7% from $76,514 million in the first quarter of 1999 and up 5.3% from $71,414 million in the second quarter of last year. The decrease from the first quarter of 1999 was due to the managed reduction of lower-yielding assets, primarily residential real estate loans and securities. The growth in average earning assets over the second quarter of 1998 was driven by a $2.9 billion increase in average loans and an $764 million increase in average securities. Average loan growth was primarily concentrated in the commercial and consumer installment categories and was partially offset by the real estate loan runoff.
     Average interest bearing liabilities in the second quarter of 1999 were $64,660 million, down 1.9% from $65,919 million in the first quarter of 1999 as a result of a decrease in interest bearing deposits, partially offset by an increase in long-term debt. Average interest bearing liabilities increased 5.0% over $61,569 million in the second quarter of 1998 as a result of an increase in long-term debt, partially offset by a decrease in interest bearing deposits.
     For the second quarter of 1999, average core deposits of $49,002 million were down 1.3% from $49,670 million in the first quarter of 1999 and 3.2% from $50,603 million in the second quarter of 1998.

ASSET QUALITY

     The allowance for loan losses was $970.2 million at June 30, 1999 or 1.69% of loans, compared with $970.2 million or 1.67% of loans at December 31, 1998 and $976.5 million or 1.78% of loans at June 30, 1998. For the second quarter of 1999, net charge-offs were $60.0 million compared with $43.0 million for the same period last year.
     Table 4 presents net charge-offs as a percentage of average loans by portfolio type. Net charge-offs were .42% and .45% of average loans for the second quarter and first six months of 1999, respectively, compared with .32% and 36% for the same periods in 1998.
     Nonperforming assets (Table 5) were $249.5 million at June 30, 1999 up from $248.5 million at December 31, 1998 and down from $257.0 million at June 30, 1998. Nonperforming assets as a percentage of loans and OREO were .44% at June 30, 1999, .43% at December 31, 1998 and .47% at June 30, 1998. Loans 90 days past due and accruing interest were $199.6 million at June 30, 1999 compared with $209.5 million at December 31, 1998 and $142.5 million at June 30, 1998.

CAPITAL

     At June 30, 1999, total stockholders' equity was $5.9 billion compared to $7.0 billion at December 31, 1998 and June 30, 1998. Book value per common share at June 30, 1999, December 31, 1998 and June 30, 1998 was $9.44, $10.69 and
$10.62, respectively. Book value per common share at June 30, 1999, December 31, 1998 and June 30, 1998 included unrealized gains on securities available

TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
        AVERAGE LOANS

                                                   Three Months     Six Months
                                                      Ended           Ended
                                                     June 30         June 30
                                                   ------------    ------------
                                                   1999    1998    1999    1998
- -------------------------------------------------------------------------------
Commercial.......................................   .45%    .04%    .31%    .07%
Real estate -- commercial........................  (.17)    .10    (.06)    .02
Real estate -- residential.......................  (.02)    .05     .03     .06
Consumer.........................................   .45     .52     .69     .66
Credit card......................................  4.05    4.23    4.43    4.21
Home equity......................................   .12     .20     .13     .21
  Total net charge-offs to average loans.........   .42%    .32%    .45%    .36%

TABLE 5: NONPERFORMING ASSETS

                                                   JUN. 30     Dec. 31     Jun. 30
(In Millions)                                        1999       1998         1998
- -----------------------------------------------------------------------------------
Commercial:
  Nonaccrual.....................................   $ 97.1      $ 95.4      $ 97.9
  Restructured...................................       .3          .4          .4
                                                    ------      ------      ------
    Total commercial.............................     97.4        95.8        98.3
Real estate mortgage:
  Nonaccrual.....................................    123.0       120.2       124.2
  Restructured...................................      2.4         2.6         2.5
                                                    ------      ------      ------
    Total real estate mortgage...................    125.4       122.8       126.7
                                                    ------      ------      ------
    Total nonperforming loans....................    222.8       218.6       225.0
Other real estate owned (OREO)...................     26.7        29.9        32.0
                                                    ------      ------      ------
Nonperforming assets.............................   $249.5      $248.5      $257.0
                                                    ======      ======      ======
Loans 90 days past-due accruing interest.........   $199.6      $209.5      $142.5
                                                    ======      ======      ======

for sale of $.03, $.42 and $.54 per share, respectively.
     During the first half of 1999, 39 million common shares were repurchased by the Corporation. As of June 30, 1999, approximately 11 million shares remained authorized for repurchase under the 60 million share authorization granted by the board of directors in the fourth quarter of 1998.
     During the second quarter of 1999, the Corporation declared a two-for-one stock split of its common stock effected in the form of a 100% stock dividend. All share and per share information has been restated to reflect the stock split. Also during the second quarter, the Corporation's stockholders approved an increase in the number of authorized shares from 700 million to 1.4 billion.
     Dividends of $.27 per common share were declared during the second quarter of 1999, reflecting a dividend payout ratio of 48.21%. This compares with $.24 per share and 48.00% for the second quarter of 1998.
     Average equity as a percentage of average assets for the second quarter and six months ended June 30, 1999 was 7.46% and 7.68%, respectively, compared with 8.56% and 8.60% for the same periods in 1998.

YEAR 2000

     Management initiated the process of preparing its computer systems and applications for the Year 2000 in January 1995. The process involves identifying and remediating date recognition problems in computer systems and software and other operating equipment that could be caused by the date change from December 31, 1999 to January 1, 2000.
     Management has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including related hardware and software, the involvement of any third parties, and any affected operating equipment. To date, the affected systems within all of those business processes determined to be critical for supporting the core services offered by National City have been remediated, unit tested, and returned to production. As part of the testing process, National City established a separate isolated testing environment that further tests the functioning of modified systems when linked together.
     Management has modified its existing business continuity plans and has developed contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance or failure by third parties. Throughout the remainder of 1999, management will continue to monitor the Corporation's state of readiness and will continue to work closely with significant customers, vendors and other business counterparties to monitor their Year 2000 progress. Efforts in the second half of the year will include activities related to the ongoing preparation and management of the actual Year 2000 event.
     Management believes it has an effective plan in place to manage and resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original plan. Despite National City's efforts to date to remediate affected systems and develop contingency plans for potential failures, management continues to manage and monitor the various Year 2000 readiness risks. Under the unlikely scenario that unanticipated failures occur, National City could be materially adversely affected as a result of not being able to process transactions related to its core business activities. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on National City.
     The total cost of the Year 2000 project is estimated at $65 million. Approximately one-half of this estimate represents costs related to internal personnel working on the project and certain capitalizable costs related to replacing non-compliant hardware and software. To date, $54 million of the total project costs have been incurred. During the first six months of 1999, incremental noninterest expense associated with the project totaled approximately $7 million.

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

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                           Three Months Ended     Six Months Ended
(In Millions)                                                   June 30,              June 30,
- ---------------------------------------------------------------------------------------------------
                                                            1999       1998       1999       1998
                                                           -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial(1)........................................  $28,503    $26,735    $28,480    $25,743
    Real estate -- residential...........................    8,483      9,844      8,712      9,864
    Consumer.............................................   15,130     13,107     15,040     12,793
    Credit Card..........................................    1,953      1,861      1,891      1,902
    Home equity..........................................    3,188      3,074      3,172      3,034
                                                           -------    -------    -------    -------
      Total loans........................................   57,257     54,621     57,295     53,336
  Mortgage loans held for sale...........................    2,344      2,088      2,650      1,646
  Securities available for sale, at cost.................   14,638     13,874     14,881     13,757
  Federal funds sold and security resale agreements......      850        713        898        577
  Other short-term investments...........................      149        118        148        117
                                                           -------    -------    -------    -------
    Total earning assets.................................   75,238     71,414     75,872     69,433
Allowance for loan losses................................     (989)      (995)      (987)      (975)
Fair value appreciation of securities available for
  sale...................................................      268        564        322        550
Cash and demand balances due from banks..................    3,506      3,616      3,785      3,492
Properties and equipment.................................    1,124      1,055      1,135      1,045
Accrued income and other assets..........................    4,222      4,273      4,312      3,877
                                                           -------    -------    -------    -------
    Total assets.........................................  $83,369    $79,927    $84,439    $77,422
                                                           =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest bearing deposits...........................  $11,542    $10,053    $11,610    $ 9,724
  NOW and money market accounts..........................   16,997     17,628     16,949     16,897
  Savings accounts.......................................    3,922      4,282      3,938      4,226
  Time deposits of individuals...........................   16,541     18,640     16,836     18,523
  Other time deposits....................................    1,199      2,536      1,477      2,240
  Deposits in overseas offices...........................    2,342      1,420      2,684      1,496
                                                           -------    -------    -------    -------
    Total deposits.......................................   52,543     54,559     53,494     53,106
                                                           -------    -------    -------    -------
  Federal funds borrowed and security repurchase
    agreements...........................................    7,377      6,433      8,187      6,164
  Borrowed funds.........................................    2,977      3,395      2,908      3,447
  Long-term debt and capital securities..................   13,305      7,235     12,309      6,753
  Accrued expenses and other liabilities.................      951      1,466      1,054      1,294
                                                           -------    -------    -------    -------
    Total liabilities....................................   77,153     73,088     77,952     70,764
Stockholders' Equity:
  Preferred..............................................       31         37         31         19
  Common.................................................    6,185      6,802      6,456      6,639
                                                           -------    -------    -------    -------
    Total stockholders' equity...........................    6,216      6,839      6,487      6,658
                                                           -------    -------    -------    -------
    Total liabilities and stockholders' equity...........  $83,369    $79,927    $84,439    $77,422
                                                           =======    =======    =======    =======

(1) Includes commercial real estate loans.

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

               (Dollars In Millions)                               Daily Average Balance

- --------------------------------------------------------------------------------

                                                            1999                     1998
                                                      -----------------   ---------------------------
                                                      SECOND     First    Fourth     Third    Second
                                                      QUARTER   Quarter   Quarter   Quarter   Quarter
                                                      -------   -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial(1)...................................  $28,503   $28,459   $27,923   $26,672   $26,735
    Real estate -- residential(2)...................   10,827    11,902    12,318    12,030    11,932
    Consumer........................................   15,130    14,956    14,491    13,964    13,107
    Credit Card.....................................    1,953     1,829     1,818     1,818     1,861
    Home equity.....................................    3,188     3,149     3,193     3,144     3,074
                                                      -------   -------   -------   -------   -------
      Total loans...................................   59,601    60,295    59,743    57,628    56,709
  Securities:
    Taxable.........................................   13,761    14,227    13,563    12,647    12,846
    Tax-exempt......................................      877       899       937       967     1,028
                                                      -------   -------   -------   -------   -------
      Total securities..............................   14,638    15,126    14,500    13,614    13,874
  Federal funds sold................................       78        43       141       175       169
  Security resale agreements........................      772       902     1,016     1,002       544
  Other short-term investments......................      149       148       113       110       118
                                                      -------   -------   -------   -------   -------
      Total earning assets/
         Total interest income/rates................   75,238    76,514    75,513    72,529    71,414
Allowance for loan losses...........................     (989)     (985)     (988)     (994)     (995)
Fair value appreciation of securities available for
  sale..............................................      268       377       509       511       564
Cash and demand balances due from banks.............    3,506     4,068     3,826     3,685     3,616
Properties and equipment............................    1,124     1,145     1,148     1,124     1,055
Accrued income and other assets.....................    4,222     4,401     4,200     4,207     4,273
                                                      -------   -------   -------   -------   -------
      Total assets..................................  $83,369   $85,520   $84,208   $81,062   $79,927
                                                      =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................  $16,997   $16,899   $18,181   $17,890   $17,628
  Savings accounts..................................    3,922     3,955     4,033     4,157     4,282
  Time deposits of individuals......................   16,541    17,135    17,795    18,222    18,640
  Other time deposits...............................    1,199     1,757     2,472     2,505     2,536
  Deposits in overseas offices......................    2,342     3,030     2,050     1,785     1,420
  Federal funds borrowed............................    2,467     3,970     3,730     3,397     2,676
  Security repurchase agreements....................    4,910     5,034     5,465     4,034     3,757
  Borrowed funds....................................    2,977     2,838     2,515     2,644     3,395
  Long-term debt and capital securities.............   13,305    11,301     9,292     7,962     7,235
                                                      -------   -------   -------   -------   -------
      Total interest bearing liabilities/
         Total interest expense/rates...............   64,660    65,919    65,533    62,596    61,569
  Noninterest bearing deposits......................   11,542    11,681    10,168    10,051    10,053
  Accrued expenses and other liabilities............      951     1,159     1,144     1,195     1,466
                                                      -------   -------   -------   -------   -------
      Total liabilities.............................   77,153    78,759    76,845    73,842    73,088
Stockholders' equity................................    6,216     6,761     7,363     7,220     6,839
                                                      -------   -------   -------   -------   -------
      Total liabilities and stockholders' equity....  $83,369   $85,520   $84,208   $81,062   $79,927
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

                                                                         Quarterly Interest
                                                        ----------------------------------------------------
                                                               1999                        1998
                                                        -------------------   ------------------------------
                                                         Second     First      Fourth     Third      SECOND
                                                        Quarter    Quarter    Quarter    Quarter    QUARTER
                                                        -------    -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial(1)...................................    $  557.2   $  553.6   $  560.4   $  567.5   $  564.8
    Real estate -- residential(2)...................       202.5      215.3      221.6      226.1      225.9
    Consumer........................................       317.5      313.3      315.6      305.6      289.4
    Credit Card.....................................        65.5       59.6       63.6       62.9       64.7
    Home equity.....................................        66.2       72.0       71.4       72.4       69.2
                                                        --------   --------   --------   --------   --------
      Total loans...................................     1,208.9    1,213.8    1,232.6    1,234.5    1,214.0
  Securities:
    Taxable.........................................       208.4      223.9      215.4      205.8      207.8
    Tax-exempt......................................        19.3       17.3       19.9       18.7       19.9
                                                        --------   --------   --------   --------   --------
      Total securities..............................       227.7      241.2      235.3      224.5      227.7
  Federal funds sold................................          .9         .5        1.8        3.0        1.7
  Security resale agreements........................         9.0       10.5       11.0       13.7        6.6
  Other short-term investments......................         3.0        3.1        2.2        4.3        5.1
                                                        --------   --------   --------   --------   --------
      Total earning assets/
         Total interest income/rates................    $1,449.5   $1,469.1   $1,482.9   $1,480.0   $1,455.1

Allowance for loan losses...........................
Fair value appreciation of securities available for
  sale..............................................
Cash and demand balances due from banks.............
Properties and equipment............................
Accrued income and other assets.....................

      Total assets..................................

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................    $  126.7   $  126.5   $  133.2   $  143.9   $  139.5
  Savings accounts..................................        16.6       16.9       18.6       20.8       21.8
  Time deposits of individuals......................       209.3      219.3      243.1      253.1      257.8
  Other time deposits...............................        12.8       21.4       31.7       33.9       34.1
  Deposits in overseas offices......................        27.7       35.0       25.2       24.2       18.9
  Federal funds borrowed............................        29.6       47.8       46.4       48.2       36.8
  Security repurchase agreements....................        49.8       51.9       56.3       48.2       44.3
  Borrowed funds....................................        36.9       28.5       30.5       38.1       48.6
  Long-term debt and capital securities.............       181.9      157.1      140.0      123.8      113.4
                                                        --------   --------   --------   --------   --------
      Total interest bearing liabilities/
         Total interest expense/rates...............    $  691.3   $  704.4   $  725.0   $  734.2   $  715.2

  Noninterest bearing deposits......................
  Accrued expenses and other liabilities............

      Total liabilities.............................
Stockholders' equity................................

      Total liabilities and stockholders' equity....

Net interest income.................................    $  758.2   $  764.7   $  757.9   $  745.8   $  739.9
                                                        ========   ========   ========   ========   ========
Interest spread.............................................................................................
Contribution of noninterest bearing sources of funds........................................................
Net interest margin.........................................................................................

                                                                    Average Annualized Rate
                                                        -----------------------------------------------
                                                              1999                     1998
                                                        -----------------   ---------------------------
                                                        Second     First    Fourth     Third    Second
                                                        Quarter   Quarter   Quarter   Quarter   Quarter
                                                        -------   -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial(1)...................................      7.84%     7.89%     7.96%     8.44%     8.47%
    Real estate -- residential(2)...................      7.48      7.24      7.20      7.52      7.57
    Consumer........................................      8.42      8.50      8.64      8.68      8.86
    Credit Card.....................................     13.45     13.22     13.88     13.72     13.92
    Home equity.....................................      8.32      9.27      8.87      9.14      9.03

      Total loans...................................      8.13      8.14      8.20      8.51      8.58
  Securities:
    Taxable.........................................      6.06      6.30      6.35      6.50      6.47
    Tax-exempt......................................      8.80      7.68      8.42      7.76      7.78
                                                          6.22      6.38      6.48      6.59      6.57
      Total securities..............................      4.84      4.79      4.93      6.71      4.07
  Federal funds sold................................      4.66      4.73      4.34      5.42      4.85
  Security resale agreements........................      7.87      8.38      8.48     15.49     16.79
  Other short-term investments......................

      Total earning assets/
         Total interest income/rates................      7.72%     7.75%     7.81%     8.11%     8.16%

Allowance for loan losses...........................
Fair value appreciation of securities available for
  sale..............................................
Cash and demand balances due from banks.............
Properties and equipment............................
Accrued income and other assets.....................

      Total assets..................................

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................      2.99%     3.04%     2.91%     3.19%     3.18%
  Savings accounts..................................      1.70      1.73      1.83      1.99      2.04
  Time deposits of individuals......................      5.08      5.19      5.42      5.51      5.55
  Other time deposits...............................      4.28      4.94      5.08      5.38      5.38
  Deposits in overseas offices......................      4.74      4.68      4.86      5.39      5.34
  Federal funds borrowed............................      4.82      4.89      4.93      5.63      5.51
  Security repurchase agreements....................      4.06      4.18      4.08      4.74      4.74
  Borrowed funds....................................      4.98      4.22      4.81      5.71      5.74
  Long-term debt and capital securities.............      5.48      5.60      5.99      6.16      6.29
      Total interest bearing liabilities/
         Total interest expense/rates...............      4.29%     4.33%     4.38%     4.65%     4.66%

  Noninterest bearing deposits......................
  Accrued expenses and other liabilities............
      Total liabilities.............................
Stockholders' equity................................

      Total liabilities and stockholders' equity....

Net interest income.................................

Interest spread.....................................      3.43%     3.42%     3.43%     3.46%     3.50%
Contribution of noninterest bearing sources of funds       .61       .60       .57       .64       .65
                                                         -----     -----     -----     -----     -----
Net interest margin.................................      4.04%     4.02%     4.00%     4.10%     4.15%
                                                         =====     =====     =====     =====     =====

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

CORPORATE HEADQUARTERS

     National City Center
     1900 East Ninth Street
     Cleveland, Ohio 44114-3484
     (216) 575-2000
     www.national-city.com

TRANSFER AGENT AND REGISTRAR

     National City Bank
     Corporate Trust Operations
     Department 5352
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

INVESTOR INFORMATION

     Jeffrey C. Douglas
     Vice President and Assistant Treasurer
     Department 2101
     P.O. Box 5756
     Cleveland, Ohio 44101-0756
     1-800-622-4204

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

DEBT RATINGS

                                                            MOODY'S
                                                           INVESTORS    STANDARD      DUFF &       THOMSON
                                                            SERVICE     & POOR'S      PHELPS      BANKWATCH
- ------------------------------------------------------------------------------------------------------------
National City Corporation...............................                                             A/B
  Commercial paper (short-term debt)....................      P-1          A-1         D-1+         TBW1
  Senior debt...........................................      A1            A           AA-
  Subordinated debt.....................................      A2           A-           A+            A
Bank Subsidiaries:*
  Certificates of deposit...............................      Aa3          A+           AA
  Subordinated bank notes...............................      A1            A           AA-          A+

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

EXHIBITS:

  Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges

  Exhibit 27 -- Financial Data Schedule

REPORTS ON FORM 8-K:

  April 16, 1999 -- National City Corporation reported earnings for the first quarter of fiscal year 1999.

  May 3, 1999 -- National City Corporation filed a schedule presenting the computation of ratio of earnings to fixed charges for each of the five years ended December 31, 1998 in connection with its issuance of $700 million in debt securities.

  May 5, 1999 -- National City Corporation filed various exhibits in connection with its issuance of $700 million in debt securities.

                           FORM 10-Q -- JUNE 30, 1999

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL CITY CORPORATION

Date: August 3, 1999
                                      /s/ ROBERT G. SIEFERS
                                      ----------------------------
                                      Robert G. Siefers
                                      Vice Chairman and
                                      Chief Financial Officer
                                      (Duly Authorized Signer and
                                      Principal Financial Officer)

[NATIONAL CITY CORPORATION LOGO]                    Bulk Rate
National City Center                               U.S. Postage
1900 East Ninth Street                                 PAID
Cleveland, Ohio 44114-3484                        National City
                                                   Corporation