Form 10-Q
period 1999-09-30
NATIONAL CITY CORP
filed 1999-11-01
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                         Common stock - $4.00 Par Value
               Outstanding as of September 30, 1999 - 616,564,714

                        [NATIONAL CITY CORPORATION LOGO]

                        QUARTER ENDED SEPTEMBER 30, 1999

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Item 1. Financial Statements:
    Consolidated Statements of Income.......................    4
    Consolidated Balance Sheets.............................    5
    Consolidated Statements of Cash Flows...................    6
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................    7
    Notes to Consolidated Financial Statements..............    7
Item 2. Management's Discussion and Analysis................   15
Consolidated Average Balance Sheets.........................   21
Daily Average Balances/Net Interest Income/Rates............   22
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk
  Market risk disclosures are presented in the Net Interest
  Income section of Management's Discussion and Analysis.
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings (None)
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders
  (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K
  Exhibits:
    Exhibit 12 -- Computation of Ratio of Earnings to Fixed
     Charges
    Exhibit 27 -- Financial Data Schedule
  Reports on Form 8-K:
    July 15, 1999 -- National City Corporation reported
     earnings for the second quarter and first six months of
     fiscal year 1999.
Signature...................................................   25

FINANCIAL HIGHLIGHTS

                                           Three Months Ended                     Nine Months Ended
                                              September 30                          September 30
                                        -------------------------   Percent   -------------------------   Percent
                                           1999          1998       Change       1999          1998       Change
-----------------------------------------------------------------------------------------------------------------
EARNINGS (IN THOUSANDS):
---------------------------
Net interest income --
  tax-equivalent......................     $757,753      $745,850       2%     $2,280,638    $2,194,041       4%
Provision for loan losses.............       55,476        45,212      23         183,052       144,512      27
Fees and other income(1)..............      528,614       555,517      (5)      1,620,300     1,603,417       1
Securities gains(1)...................       20,353        64,451     (68)         69,212        85,217     (19)
Noninterest expense(1)................      705,963       782,400     (10)      2,164,634     2,230,881      (3)
Net income before nonrecurring
  items(3)............................      356,462       344,456       3       1,059,275       973,307       9
Nonrecurring items(2)
  Pre-tax.............................           --            --      --          37,123      (274,698)     --
  After-tax...........................           --            --      --           2,694      (193,885)     --
Net income............................      356,462       344,456       3       1,061,969       779,422      36
PERFORMANCE RATIOS:
-------------------------
Net interest margin...................         4.03%         4.10%                   4.03%         4.15%
Return on average assets(3)...........         1.71          1.69                    1.69          1.65
Return on average common equity(3)....        23.79         19.00                   22.52         19.08
Return on average total equity(3).....        23.70         18.93                   22.44         19.04
PER SHARE MEASURES:
-------------------------
Net income per common share:
  Basic...............................         $.58          $.53       9           $1.69         $1.20      41
  Diluted.............................          .57           .52      10            1.67          1.18      42
  Diluted-adjusted(3).................          .57           .52      10            1.66          1.47      13
Dividends paid per common share.......          .27           .24      13             .79           .70      13
Book value per common share...........                                               9.54         10.95     (13)
Market value per common share
  (close).............................                                              26.69         32.97     (19)
Average shares -- diluted.............  624,581,200   672,697,322      (7)    636,413,367   663,234,898      (4)
AVERAGE BALANCES (IN MILLIONS):
------------------------------------
Assets................................      $82,691       $81,062       2         $83,850       $78,648       7
Loans.................................       57,142        55,103       4          57,243        53,895       6
Securities............................       14,851        13,614       9          14,870        13,708       8
Earning assets........................       74,971        72,529       3          75,567        70,475       7
Deposits..............................       51,633        54,610      (5)         52,867        53,613      (1)
Common stockholders' equity...........        5,938         7,183     (17)          6,280         6,809      (8)
Stockholders' equity..................        5,969         7,220     (17)          6,312         6,833      (8)
AT PERIOD END:
-----------------
Equity to assets ratio................                                               6.95%         8.75%
Tier 1 capital ratio..................                                               6.78          8.81
Total risk-based capital ratio........                                              11.48         12.70
Leverage ratio........................                                               6.07          7.49
Common shares outstanding.............                                        616,564,714   660,672,556      (7)
Full-time equivalent employees........                                             37,267        42,005     (11)
ASSET QUALITY:
-----------------
Net charge-offs to average loans
  (annualized)........................          .38%          .33%                    .43%          .35%
Loan loss reserve to loans
  (period-end)........................                                               1.67          1.74
Nonperforming assets to loans and
  OREO................................                                                .45           .45
-----------------------------------------------------------------------------------------------------------------

  (1) Excludes pre-tax effects of items designated as nonrecurring.

  (2) Items designated as nonrecurring for 1999 include the gain on the exchange of shares of Electronic Payment Services, Inc. for shares of Concord EFS, Inc. and the gain on the subsequent sale of the Concord EFS, Inc. shares, the gain on the sale of Stored Value Systems, Inc., the net loss on the sale of certain National Processing, Inc. business lines, charges pursuant to a plan to improve the cost-efficiency of branch office facilities and costs associated with executive contract obligations. Nonrecurring items for 1998 are solely comprised of merger-related expenses. Nonrecurring items are discussed in further detail in Note 4 to the consolidated financial statements.

  (3) Excludes after-tax effects of items designated as nonrecurring.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended         Nine Months Ended
                                                 September 30              September 30
                                            -----------------------   -----------------------
 (In Thousands, Except Per Share Amounts)      1999         1998         1999         1998
---------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans...................................  $1,224,469   $1,229,009   $3,642,298   $3,579,665
  Securities:
     Taxable..............................     217,175      207,384      649,534      621,024
     Exempt from Federal income taxes.....      11,245       13,145       34,909       39,307
  Federal funds sold and security resale
     agreements...........................       8,656       16,642       29,572       30,941
  Other short-term investments............       3,189        4,302        9,176       13,481
                                            ----------   ----------   ----------   ----------
       Total interest income..............   1,464,734    1,470,482    4,365,489    4,284,418
INTEREST EXPENSE
  Deposits................................     397,516      475,951    1,209,684    1,394,476
  Federal funds borrowed and security
     repurchase agreements................      87,901       96,416      266,947      251,280
  Borrowed funds..........................      37,632       38,078      103,073      137,918
  Long-term debt and capital securities...     194,206      123,672      533,227      336,281
                                            ----------   ----------   ----------   ----------
       Total interest expense.............     717,255      734,117    2,112,931    2,119,955
                                            ----------   ----------   ----------   ----------
NET INTEREST INCOME.......................     747,479      736,365    2,252,558    2,164,463
PROVISION FOR LOAN LOSSES.................      55,476       45,212      183,052      144,512
                                            ----------   ----------   ----------   ----------
       Net interest income after provision
          for loan losses.................     692,003      691,153    2,069,506    2,019,951
NONINTEREST INCOME
  Item processing revenue.................      91,519      124,268      318,311      354,494
  Service charges on deposit accounts.....     107,430       98,472      312,127      286,289
  Trust and investment management fees....      81,097       74,565      243,627      231,248
  Card-related fees.......................      48,383       56,415      142,952      152,689
  Mortgage banking revenue................      81,105       79,362      263,281      237,835
  Other...................................     119,080      122,435      382,838      340,862
                                            ----------   ----------   ----------   ----------
       Total fees and other income........     528,614      555,517    1,663,136    1,603,417
  Securities gains........................      20,353       64,451      101,265       85,217
                                            ----------   ----------   ----------   ----------
       Total noninterest income...........     548,967      619,968    1,764,401    1,688,634
NONINTEREST EXPENSE
  Salaries, benefits and other
     personnel............................     367,638      409,279    1,157,987    1,189,707
  Equipment...............................      47,590       51,054      153,306      154,253
  Net occupancy...........................      48,944       51,737      152,305      150,145
  Third party services....................      49,304       70,075      143,425      171,029
  Merger expenses.........................          --           --           --      274,698
  Other...................................     192,487      200,255      595,377      565,747
                                            ----------   ----------   ----------   ----------
       Total noninterest expense..........     705,963      782,400    2,202,400    2,505,579
                                            ----------   ----------   ----------   ----------
Income before income taxes................     535,007      528,721    1,631,507    1,203,006
Income tax expense........................     178,545      184,265      569,538      423,584
                                            ----------   ----------   ----------   ----------
NET INCOME................................  $  356,462   $  344,456   $1,061,969   $  779,422
                                            ==========   ==========   ==========   ==========
NET INCOME APPLICABLE TO COMMON STOCK.....  $  356,005   $  343,910   $1,060,687   $  777,777
                                            ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE
  Basic...................................        $.58         $.53        $1.69        $1.20
  Diluted.................................         .57          .52         1.67         1.18
AVERAGE COMMON SHARES OUTSTANDING
  Basic...................................     616,884      659,385      626,908      649,503
  Diluted.................................     624,581      672,697      636,413      663,235

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30   December 31   September 30
(In Thousands)                                           1999          1998           1998
---------------------------------------------------------------------------------------------
ASSETS

  Loans:
     Commercial...................................  $22,426,781    $22,243,114   $20,745,705
     Real estate -- commercial....................    6,207,547      6,251,879     6,475,950
     Real estate -- residential...................    8,360,180      9,664,115     9,435,870
     Consumer.....................................   15,348,767     14,822,759    14,291,552
     Credit card..................................    2,199,984      1,852,635     1,797,840
     Home equity..................................    3,457,622      3,176,664     3,188,590
                                                    -----------    -----------   -----------
          Total loans.............................   58,000,881     58,011,166    55,935,507
          Allowance for loan losses...............     (970,736)      (970,243)     (975,100)
                                                    -----------    -----------   -----------
          Net loans...............................   57,030,145     57,040,923    54,960,407
  Mortgage loans held for sale....................    2,439,039      3,507,487     2,748,139
  Securities available for sale, at fair value....   15,811,453     16,119,370    15,424,507
  Federal funds sold and security resale
     agreements...................................      727,822        930,492     1,146,383
  Other short-term investments....................      122,272        218,149       100,292
  Cash and demand balances due from banks.........    3,346,593      4,783,491     3,406,647
  Properties and equipment........................    1,076,180      1,150,210     1,134,480
  Accrued income and other assets.................    4,504,049      4,495,510     4,213,824
                                                    -----------    -----------   -----------
          TOTAL ASSETS............................  $85,057,553    $88,245,632   $83,134,679
                                                    ===========    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest bearing deposits....................  $10,909,167    $10,911,926   $10,158,773
  NOW and money market accounts...................   16,677,065     18,610,832    17,735,380
  Savings accounts................................    3,700,585      4,021,113     4,051,228
  Time deposits of individuals....................   14,472,674     15,869,440    16,332,956
  Other time deposits.............................    3,016,770      3,862,437     4,156,427
  Deposits in overseas offices....................    1,619,190      4,971,161     1,793,442
                                                    -----------    -----------   -----------
          Total deposits..........................   50,395,451     58,246,909    54,228,206
  Federal funds borrowed and security repurchase
     agreements...................................    6,625,101      9,427,309     8,662,013
  Borrowed funds..................................    5,707,438      2,117,916     3,122,562
  Long-term debt..................................   14,625,031      9,009,448     7,788,754
  Corporation-obligated mandatorily redeemable
     capital securities of subsidiary trusts
     holding solely debentures of the
     Corporation..................................      180,000        679,895       679,894
  Accrued expenses and other liabilities..........    1,610,230      1,751,247     1,379,855
                                                    -----------    -----------   -----------
          TOTAL LIABILITIES.......................   79,143,251     81,232,724    75,861,284
Stockholders' Equity:
  Preferred stock.................................       30,474         36,098        36,556
  Common stock....................................    5,883,828      6,976,810     7,236,839
                                                    -----------    -----------   -----------
          TOTAL STOCKHOLDERS' EQUITY..............    5,914,302      7,012,908     7,273,395
                                                    -----------    -----------   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY................................  $85,057,553    $88,245,632   $83,134,679
                                                    ===========    ===========   ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                                     September 30
                                                              --------------------------
(In Thousands)                                                    1999          1998
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income................................................  $  1,061,969   $   779,422
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
       Provision for loan losses............................       183,052       144,512
       Depreciation and amortization........................       117,594       114,068
       Amortization of intangibles and servicing rights.....       129,515        94,693
       Amortization of premiums/discounts on securities and
          debt..............................................        (7,978)        4,094
       Securities gains.....................................      (101,265)      (85,217)
       Other gains, net.....................................      (169,780)     (164,415)
       Net (increase) decrease in trading account assets....        (6,845)       12,209
       Originations and purchases of mortgage loans held for
          sale..............................................   (12,772,328)  (13,472,024)
       Proceeds from sales of mortgage loans held for
          sale..............................................    14,184,989    10,286,326
       Increase in interest receivable......................       (54,903)      (17,649)
       Increase (decrease) in interest payable..............        76,774       (22,274)
       Net change in other assets/liabilities...............       205,384      (126,097)
                                                              ------------   -----------
          Net Cash Provided (Used) by Operating
            Activities......................................     2,846,178    (2,452,352)
LENDING AND INVESTING ACTIVITIES
  Net decrease (increase) in short-term investments.........       305,392      (612,706)
  Purchases of securities...................................    (4,666,392)   (9,832,244)
  Proceeds from sales of securities.........................     2,126,364     6,621,955
  Proceeds from maturities and prepayments of securities....     2,477,023     2,625,151
  Net increase in loans.....................................      (869,995)     (518,047)
  Proceeds from sales of loans..............................       687,783       176,032
  Net increase in properties and equipment..................       (53,682)     (160,246)
  Acquisitions/disposals....................................      (192,297)      157,632
                                                              ------------   -----------
          Net Cash (Used) by Lending and Investing
            Activities......................................      (185,804)   (1,542,473)
DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in Federal funds borrowed and
     security repurchase agreements.........................    (2,802,208)    3,566,443
  Net increase (decrease) in borrowed funds.................     3,267,935    (1,172,528)
  Net decrease in noninterest bearing, savings, NOW, money
     market accounts, and deposits in overseas offices......    (5,609,025)      (60,653)
  Net decrease in time deposits.............................    (2,242,433)     (878,510)
  Repayment of long-term debt and capital securities........    (1,901,950)   (1,605,331)
  Proceeds from issuance of long-term debt, net.............     7,020,068     3,658,666
  Dividends paid............................................      (501,519)     (436,984)
  Issuances of common stock.................................       120,114       157,060
  Repurchases of common stock...............................    (1,448,254)     (146,000)
                                                              ------------   -----------
          Net Cash (Used) Provided by Deposit and Financing
            Activities......................................    (4,097,272)    3,082,163
                                                              ------------   -----------
  Net Decrease in Cash and Demand Balances Due From Banks...    (1,436,898)     (912,662)
  Cash and Demand Balances Due From Banks, January 1........     4,783,491     4,319,309
                                                              ------------   -----------
  Cash and Demand Balances Due From Banks, September 30.....  $  3,346,593   $ 3,406,647
                                                              ============   ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................  $  2,033,839   $ 2,143,791
  Income taxes paid.........................................       254,978       146,054
  Common and preferred stock issued in purchase
     acquisitions...........................................            --       787,184

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                                                           Other
   (Dollars in Thousands, Except Per       Preferred        Common        Capital        Retained      Comprehensive
             Share Amounts)                  Stock          Stock         Surplus        Earnings          Income
----------------------------------------------------------------------------------------------------------------------
Balance January 1, 1998.................    $    --       $1,262,790    $ 1,108,920    $ 3,440,763       $ 345,787
  Comprehensive Income:
    Net income..........................                                                   779,422
    Other comprehensive income, net of
      tax
      Change in unrealized gains and
      losses on securities of $63,453
      net of reclassification adjustment
      for gains included in net income
      of $55,391........................                                                                     8,062
  Total comprehensive income............
  Common dividends declared, $.71 per
    share...............................                                                  (467,424)
  Preferred dividends declared..........                                                    (1,645)
  Issuance of 7,630,602 common shares
    under corporate stock and dividend
    reinvestment plans..................                      15,261        141,799
  Net issuance of 21,620,168 common
    shares and 739,976 preferred shares
    pursuant to acquisitions............     36,999           43,240        690,245       (130,824)
  Conversion of 8,850 shares of
    preferred stock to 26,810 common
    shares..............................       (443)              54            389
                                            -------       ----------    -----------    -----------       ---------
Balance September 30, 1998..............    $36,556       $1,321,345    $ 1,941,353    $ 3,620,292       $ 353,849
                                            =======       ==========    ===========    ===========       =========
Balance January 1, 1999.................    $36,098       $1,305,309    $ 1,968,751    $ 3,430,672       $ 272,078
  Comprehensive Income:
    Net income..........................                                                 1,061,969
    Other comprehensive income, net of
      tax Change in unrealized gains and
      losses on securities of ($268,376)
      net of reclassification adjustment
      for gains included in net income
      of $65,822........................                                                                  (334,198)
  Total comprehensive income............
  Common dividends declared, $.80 per
    share...............................                                                  (496,955)
  Preferred dividends declared..........                                                    (1,282)
  Issuance of 5,493,602 common shares
    under corporate stock and dividend
    reinvestment plans..................                      12,863        107,251
  Purchase of 41,924,300 common
    shares..............................                     (86,121)       (70,831)    (1,291,302)
  Conversion of 112,475 shares of
    preferred stock to 340,692 common
    shares..............................     (5,624)             686          4,938
  Stock split...........................                   1,233,522     (1,233,522)
                                            -------       ----------    -----------    -----------       ---------
Balance September 30, 1999..............    $30,474       $2,466,259    $   776,587    $ 2,703,102       $ (62,120)
                                            =======       ==========    ===========    ===========       =========


   (Dollars in Thousands, Except Per
             Share Amounts)                  Total
-------------------------------------------------------------------
Balance January 1, 1998.................  $ 6,158,260
  Comprehensive Income:
    Net income..........................      779,422
    Other comprehensive income, net of
      tax
      Change in unrealized gains and
      losses on securities of $63,453
      net of reclassification adjustment
      for gains included in net income
      of $55,391........................        8,062
                                          -----------
  Total comprehensive income............      787,484
  Common dividends declared, $.71 per
    share...............................     (467,424)
  Preferred dividends declared..........       (1,645)
  Issuance of 7,630,602 common shares
    under corporate stock and dividend
    reinvestment plans..................      157,060
  Net issuance of 21,620,168 common
    shares and 739,976 preferred shares
    pursuant to acquisitions............      639,660
  Conversion of 8,850 shares of
    preferred stock to 26,810 common
    shares..............................           --
                                          -----------
Balance September 30, 1998..............  $ 7,273,395
                                          ===========
Balance January 1, 1999.................  $ 7,012,908
  Comprehensive Income:
    Net income..........................    1,061,969
    Other comprehensive income, net of
      tax Change in unrealized gains and
      losses on securities of ($268,376)
      net of reclassification adjustment
      for gains included in net income
      of $65,822........................     (334,198)
                                          -----------
  Total comprehensive income............      727,771
  Common dividends declared, $.80 per
    share...............................     (496,955)
  Preferred dividends declared..........       (1,282)
  Issuance of 5,493,602 common shares
    under corporate stock and dividend
    reinvestment plans..................      120,114
  Purchase of 41,924,300 common
    shares..............................   (1,448,254)
  Conversion of 112,475 shares of
    preferred stock to 340,692 common
    shares..............................           --
  Stock split...........................           --
                                          -----------
Balance September 30, 1999..............  $ 5,914,302
                                          ===========

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period;

however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.
    The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on National City's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use at that time.

3. BUSINESS COMBINATION

    On August 31, 1999, National City acquired First Franklin Financial Companies, Inc. ("First Franklin"), a wholesale originator of nonagency residential mortgage loans headquartered in San Jose, California, for $266.1 million. First Franklin, with $468 million in assets, was accounted for as a purchase acquisition and included in the consolidated results of operations from the date of acquisition. Goodwill of $226.5 million was recorded at the time of acquisition and is being amortized on a straight-line basis over 20 years.

4. NONRECURRING ITEMS

    Included in the nine-month results for the Corporation were several nonrecurring items which, while having no impact on the third quarter and a $2.7 million impact on net income for the first nine months of 1999, did affect a number of reported income and expense line items.
    National City sold its 20% ownership interest in Electronic Payment Services, Inc. ("EPS"), a provider of transaction processing services, to Concord EFS, Inc. ("Concord") and recognized a gain of $95.7 million pre-tax, or $62.2 million after-tax. The pre-tax gain on the sale of EPS is included in other noninterest income in the Consolidated Statements of Income. The transaction was effected by exchanging each common share of EPS for 7.9091 shares of unregistered Concord common stock. National City received 5.9 million shares of unregistered Concord common stock as a result of the exchange. The shares were subsequently registered by Concord and National City sold its holdings in Concord in the open market and recognized a gain of $32.1 million pre-tax, or $20.8 million after-tax. The pre-tax gain on the sale of Concord common stock is included in securities gains in the Consolidated Statements of Income.
    National City also sold its interest in Stored Value Systems, Inc. ("SVS"), a subsidiary that had been involved in the development of smart card technology, for a gain of $6.1 million pre-tax, or $4.0 million after-tax. The pre-tax gain on the sale of SVS is included in other noninterest income.
    National Processing, Inc. ("National Processing"), an 88%-owned subsidiary of the Corporation, sold its freight payables, payables outsourcing, remittance and merchant check services business lines. As a result, the Corporation recognized a loss of $59.0 million pre-tax, or $59.8 million after-tax. The larger after-tax loss was the result of nondeductible goodwill. The impact of the business line disposals on the earnings of the Corporation was partially offset by the minority interest effect of $8.4 million. The pre-tax impact of the National Processing business line disposals is included in other noninterest income, net of the minority interest effect.
    Lastly, National City recognized charges of $28.6 million pre-tax, or $18.6 million after-tax, pursuant to a plan to improve the cost efficiency of branch office facilities. These charges are included in other noninterest expense in the Consolidated Statements of Income. In addition, the Corporation recorded $9.2 million pre-tax, or $5.9 million after-tax, of personnel expense related to executive contract obligations.
    In the first nine months of 1998, merger charges totaling $274.7 million pre-tax, or $193.9 million after-tax, were incurred in connection with the acquisitions of First of America Bank Corporation ("First of America") and Fort Wayne National Corporation ("Fort Wayne").

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

                                 Three Months           Nine Months
                                     Ended                 Ended
                                 September 30          September 30
                              -------------------   -------------------
       (In Thousands)           1999       1998       1999       1998
-----------------------------------------------------------------------
Balance at beginning of
 period                       $970,229   $976,469   $970,243   $941,874
Provision                       55,476     45,212    183,052    144,512
Allowance related to loans
 acquired (sold)                   (16)    (1,388)       345     29,291
Charge-offs:
 Commercial                     16,741     10,485     61,782     28,333
 Real estate -- commercial       1,828      2,674      3,943      7,407
 Real estate -- residential      1,454      2,058      3,600      5,485
 Consumer                       42,381     37,732    138,071    114,491
 Credit card                    23,831     21,434     76,122     71,838
 Home equity                     1,339      2,563      5,380      7,079
                              --------   --------   --------   --------
 Total charge-offs              87,574     76,946    288,898    234,633
Recoveries:
 Commercial                      4,834      9,369     15,290     20,812
 Real estate -- commercial       1,401      1,415      6,167      5,424
 Real estate -- residential         68        114      1,016        363
 Consumer                       19,940     14,863     64,287     49,442
 Credit card                     5,299      4,765     16,093     15,419
 Home equity                     1,079      1,227      3,141      2,596
                              --------   --------   --------   --------
 Total recoveries               32,621     31,753    105,944     94,056
                              --------   --------   --------   --------
Net charge-offs                 54,953     45,193    182,904    140,577
                              --------   --------   --------   --------
Balance at end of period      $970,736   $975,100   $970,736   $975,100
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

    The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the individual markets in which National City operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.
    Details regarding nonperforming loans are included in the Asset Quality section of Management's Discussion and Analysis. At September 30, 1999, December 31, 1998 and September 30, 1998, loans considered to be impaired under SFAS No. 114 totaled $40.7 million, $16.9 million and $13.7 million, respectively. The related allowance allocated to these loans was $12.4 million, $7.4 million and $7.7 million, respectively. All impaired loans were included in nonperforming assets and had an associated allowance. The contractual interest due and actual interest recorded on nonperforming assets for the nine months ended September 30, 1999, was $20.3 million and $7.9 million, respectively, compared with $39.4 million and $8.4 million, respectively, for the nine months ended September 30, 1998.

6. SECURITIES
    The table below summarizes the Corporation's portfolio of securities available for sale. The portfolio consists mainly of financial instruments that pay back par value upon maturity. Fair value fluctuations occur over the lives of the instruments due to changes in market interest rates.
    Gross unrealized gains for the entire portfolio totaled $189.3 million, $445.1 million and $564.5 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively. Gross unrealized losses at the same periods totaled $284.9 million, $26.7 million and $20.1 million, respectively.
    For the nine months ended September 30, 1999 and 1998, gross gains of $111.0 million and $113.5 million, and gross losses of $9.7 million and $28.3 million were realized, respectively, for the entire securities portfolio.
    Other securities includes the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $478.1 million and $606.5 million, respectively, as of September 30, 1999.
    As of September 30, 1999, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agencies, which exceeded 10% of stockholders' equity.

                                     SEPTEMBER 30, 1999
                                 --------------------------
                                  AMORTIZED        FAIR
        (In Thousands)              COST           VALUE
-----------------------------------------------------------
U.S. Treasury and Federal
  agency debentures............  $ 1,171,855    $ 1,139,133
Mortgage-backed securities.....   10,098,896      9,913,963
Asset-backed and corporate debt
  securities...................    2,806,575      2,780,436
States and political
  subdivisions.................      849,370        862,850
Other..........................      980,338      1,115,071
                                 -----------    -----------
  Total securities.............  $15,907,034    $15,811,453
                                 ===========    ===========

                                     December 31, 1998
                                 --------------------------
                                  Amortized        Fair
        (In Thousands)              Cost           Value
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
                                 ===========    ===========

                                     September 30, 1998
                                 --------------------------
                                  Amortized        Fair
        (In Thousands)              Cost           Value
-----------------------------------------------------------
U.S. Treasury and Federal
  agency debentures............  $ 3,085,077    $ 3,179,139
Mortgage-backed securities.....    7,752,728      7,880,189
Asset-backed and corporate debt
  securities...................    2,327,773      2,350,223
States and political
  subdivisions.................      957,835      1,013,260
Other..........................      756,711      1,001,696
                                 -----------    -----------
  Total securities.............  $14,880,124    $15,424,507
                                 ===========    ===========

7. BORROWED FUNDS

                             SEPT. 30     Dec. 31      Sept. 30
      (In Thousands)           1999         1998         1998
----------------------------------------------------------------
U.S. Treasury demand notes
  and Federal funds
  borrowed-term...........  $4,824,216   $  916,342   $2,549,096
FHLB advances.............      50,000      250,000      200,000
Bank notes and other......      27,138      556,313       93,600
                            ----------   ----------   ----------
  Total bank
    subsidiaries..........   4,901,354    1,722,655    2,842,696
Commercial paper..........     449,985      392,938      246,805
Other.....................     356,099        2,323       33,061
                            ----------   ----------   ----------
  Total parent company and
    other subsidiaries....     806,084      395,261      279,866
                            ----------   ----------   ----------
        Total.............  $5,707,438   $2,117,916   $3,122,562
                            ==========   ==========   ==========

8. LONG-TERM DEBT

                           SEPT. 30      Dec. 31      Sept. 30
     (In Thousands)          1999          1998         1998
---------------------------------------------------------------
9 7/8% subordinated
notes due 1999..........  $    65,000   $   64,965   $   64,953
6.50% subordinated notes
 due 2000...............       99,970       99,931       99,919
8.50% subordinated notes
 due 2002...............       99,937       99,920       99,914
6 5/8% subordinated
 notes due 2004.........      249,428      249,330      249,299
7.75% subordinated notes
 due 2004...............      198,761      198,569      198,505
8.50% subordinated notes
 due 2004...............      149,453      149,358      149,327
7.20% subordinated notes
 due 2005...............      249,836      249,814      249,807
5.75% subordinated notes
 due 2009...............      298,928           --           --
6 7/8% subordinated
 notes due 2019.........      698,794           --           --
Other...................       10,000       12,073       12,594
                          -----------   ----------   ----------
  Total parent company..    2,120,107    1,123,960    1,124,318
                          -----------   ----------   ----------
6.50% subordinated notes
 due 2003...............      199,731      199,675      199,657
7.25% subordinated notes
 due 2010...............      223,230      223,107      223,066
6.30% subordinated notes
 due 2011...............      200,000      200,000      200,000
7.25% subordinated notes
 due 2011...............      197,623      197,475      197,425
6.25% subordinated notes
 due 2011...............      297,336           --           --
Other...................        1,159        1,475        1,582
                          -----------   ----------   ----------
  Total subsidiary......    1,119,079      821,732      821,730
                          -----------   ----------   ----------
  Total long-term debt
    qualifying for Tier
    2 Capital...........    3,239,186    1,945,692    1,946,048
                          -----------   ----------   ----------

Senior bank notes.......    8,718,431    4,992,219    4,320,529
FHLB advances...........    2,660,141    2,063,207    1,516,718
Other...................        7,273        8,330        5,459
                          -----------   ----------   ----------
  Total other long-term
    debt................   11,385,845    7,063,756    5,842,706
                          -----------   ----------   ----------
    Total...............  $14,625,031   $9,009,448   $7,788,754
                          ===========   ==========   ==========

    During the nine months ended September 30, 1999, National City issued $1.0 billion in subordinated notes and its wholly-owned subsidiary, National City Bank, issued $300 million in subordinated notes. These subordinated notes qualify for inclusion in Tier 2 Capital.
    A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at September 30, 1999.

9. CORPORATION OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

                                  SEPT. 30   Dec. 31    Sept. 30
         (In Thousands)             1999       1998       1998
----------------------------------------------------------------
8.12% Capital Securities of
First of America Capital Trust
I, due January 31, 2027.........  $150,000   $150,000   $150,000
9.85% Capital Securities of Fort
 Wayne Capital Trust I, due
 April 15, 2027.................    30,000     30,000     30,000
                                  --------   --------   --------
 Total Capital Securities
  qualifying as Tier 1
  capital.......................   180,000    180,000    180,000
6.75% Capital Securities of
 National City Capital Trust
 I..............................        --    499,895    499,894
                                  --------   --------   --------
  Total.........................  $180,000   $679,895   $679,894
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

10. CAPITAL RATIOS AND REGULATORY DIVIDENDS

    The following table reflects various measures of capital:

                    SEPT. 30           Dec. 31            Sept. 30
                      1999               1998               1998
 (Dollars in    ----------------   ----------------   ----------------
  Millions)      AMOUNT    RATIO    Amount    Ratio    Amount    Ratio
----------------------------------------------------------------------
Total
  equity(1)...  $5,914.3    6.95%  $7,012.9    7.95%  $7,273.4    8.75%
Total common
  equity(1)...   5,883.8    6.92    6,976.8    7.91    7,236.8    8.70
Tangible common
  equity(2)...   4,629.2    5.52    5,850.6    6.72    6,114.7    7.46
Tier 1
  capital(3)..   4,948.6    6.78    5,726.1    7.95    5,941.9    8.81
Total risk-
  based
 capital(4)...   8,376.6   11.48    8,493.7   11.79    8,561.4   12.70
Leverage(5)...   4,948.6    6.07    5,726.1    6.94    5,941.9    7.49
----------------------------------------------------------------------

(1) Computed in accordance with generally accepted accounting principles, including unrealized fair value adjustment of securities available for sale.
(2) Common stockholders' equity less all intangible assets; computed as a ratio to total assets less intangible assets.
(3) Stockholders' equity less certain intangibles and the unrealized fair value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(4) Tier 1 Capital plus qualifying loan loss allowance and subordinated debt and unrealized holding gains on certain equity securities; computed as a ratio to risk-adjusted assets, as defined.
(5) Tier 1 Capital; computed as a ratio to average total assets less certain intangibles.
------------------------------------------------------------

    The Corporation and its banking subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as set forth by banking industry regulators. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on a bank's operations.
    National City's Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.
    Intangible assets used in the capital ratio calculations are summarized below:

                              SEPT. 30   Dec. 31    Sept. 30
       (In Millions)            1999       1998       1998
------------------------------------------------------------
Goodwill....................  $1,174.4   $1,043.3   $1,035.4
Other intangibles...........     80.2        82.9       86.7
                              --------   --------   --------
Total intangibles...........  $1,254.6   $1,126.2   $1,122.1
                              ========   ========   ========

    A significant source of liquidity for the Parent company is dividends from subsidiaries. Dividends paid by the subsidiary banks are subject to various legal and regulatory restrictions. At September 30, 1999, bank subsidiaries may pay the Parent company, without prior regulatory approval, approximately $1.9 billion of dividends. During the first nine months of 1999, dividends totaling $2.8 million were declared and $76.0 million of previously declared dividends were paid to the Parent company by the bank subsidiaries.

11. STOCKHOLDERS' EQUITY

                           SEPT. 30       Dec. 31      Sept. 30
  (Outstanding Shares)       1999          1998          1998
----------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......      609,479       721,954       731,126
Common Stock, $4 par
  value, authorized
  1,400,000,000 shares..  616,564,714   652,654,720   660,672,556

    National City's preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by the Corporation at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus accrued and unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock.
    During the fourth quarter of 1998, the board of directors authorized the purchase of up to 60 million shares of National City common stock in the open market or through privately negotiated transactions subject to an aggregate purchase limit of $2.7 billion. To date, 52 million shares have been repurchased. Of the 52 million repurchased shares, 42 million were repurchased during the first nine months of 1999.
    On June 30, 1999, the Corporation declared a two-for-one stock split of its common stock effected in the form of a 100% stock dividend, payable July 26, 1999 to stockholders of record July 9, 1999. The stock split was accounted for by a transfer of $1.2 billion from capital surplus to common stock. All share and per share information has been restated to reflect the stock split.

12. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                     Nine Months Ended
                                        September 30
                                 --------------------------
        (In Thousands)              1999           1998
-----------------------------------------------------------
Applicable to income exclusive
  of securities transactions...   $534,095       $393,758
Applicable to securities
  transactions.................     35,443         29,826
                                  --------       --------
        Total..................   $569,538       $423,584
                                  ========       ========

    The effective tax rate was 34.9% and 35.2% for the nine months ended September 30, 1999 and 1998, respectively.

13. NET INCOME PER SHARE

    The calculation of net income per common share follows:

                               Three Months              Nine Months
                                   Ended                    Ended
                               September 30             September 30
   In Thousands, Except     -------------------     ---------------------
    Per Share Amounts)        1999       1998          1999        1998
-------------------------------------------------------------------------
BASIC:
 Net income...............  $356,462   $344,456     $1,061,969   $779,422
 Less preferred
   dividends..............       457        546          1,282      1,645
                            --------   --------     ----------   --------
 Net income applicable to
   common stock...........  $356,005   $343,910     $1,060,687   $777,777
                            ========   ========     ==========   ========
 Average common shares
   outstanding............   616,884    659,385        626,908    649,503
                            ========   ========     ==========   ========
 Net income per common
   share -- basic.........  $    .58   $    .53     $     1.69   $   1.20
                            ========   ========     ==========   ========
DILUTED:
 Net income...............  $356,462   $344,456     $1,061,969   $779,422
                            ========   ========     ==========   ========
 Average common shares
   outstanding............   616,884    659,385        626,908    649,503
 Stock option adjustment..     5,849     11,097          7,623     11,924
 Preferred stock
   adjustment.............     1,848      2,215          1,882      1,808
                            --------   --------     ----------   --------
 Average common shares
  outstanding -- diluted..   624,581    672,697        636,413    663,235
                            ========   ========     ==========   ========
 Net income per common
   share -- diluted.......  $    .57   $    .52     $     1.67   $   1.18
                            ========   ========     ==========   ========

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

15. LINE OF BUSINESS REPORTING

    National City operates four major lines of businesses: corporate banking, retail sales and distribution, consumer finance and fee-based businesses. Corporate banking includes lending and related financial services to large and medium-sized corporations. Retail sales and distribution includes direct lending, deposit gathering, and small business services. Consumer finance is comprised of credit card lending, education finance, dealer finance, national home equity lending and nonagency-quality residential mortgage banking. Fee-based businesses includes agency-quality mortgage banking activities, institutional trust, private investment advisory services and item processing (conducted through National Processing, Inc.). The business units are identified by the product or services offered and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation. When material, prior period amounts are reclassified to conform to the current line of business reporting structure.
    The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The portion of the provision for loan losses that is not related to specific loans is allocated to the business units based upon factors such as loan growth and net charge-offs for the unit, among other qualitative factors. The business units are match-funded and interest rate risk is centrally managed by an investment funding unit within parent and other. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
    Parent and other is comprised of several smaller business units including venture capital and the investment funding unit as well as intersegment revenue (expense) elimination and unallocated amounts. Operating results of the business units are discussed in the Line of Business Results section of Management's Discussion and Analysis. Selected line of business information is included in the table on the following page.

                                     Corporate     Retail Sales     Consumer   Fee-Based     Parent     Consolidated
          (In Thousands)              Banking    and Distribution   Finance    Businesses   and Other      Total
--------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 1999
Net interest income (expense) --
  tax-equivalent..................   $214,841       $  373,274      $144,835    $ 36,853    $ (12,050)   $  757,753
Provision (benefit) for loan
  losses..........................     10,249            9,987        40,040         476       (5,276)       55,476
                                     --------       ----------      --------    --------    ---------    ----------
Net interest income (expense)
  after provision.................    204,592          363,287       104,795      36,377       (6,774)      702,277
Noninterest income................     50,157          143,087        31,664     284,074       39,985       548,967
Noninterest expense...............     96,384          296,599        79,275     220,298       13,407       705,963
                                     --------       ----------      --------    --------    ---------    ----------
Income before taxes...............    158,365          209,775        57,184     100,153       19,804       545,281
Income tax expense (benefit)......     58,976           79,395        22,201      39,590      (11,343)      188,819
                                     --------       ----------      --------    --------    ---------    ----------
Net income........................   $ 99,389       $  130,380      $ 34,983    $ 60,563    $  31,147    $  356,462
                                     ========       ==========      ========    ========    =========    ==========
Intersegment revenue (expense)....   $     --       $    9,316      $     --    $  5,045    $ (14,361)   $       --
Average assets (In millions)......   $ 25,853       $   16,765      $ 15,386    $  5,565    $  19,122    $   82,691

QUARTER ENDED SEPTEMBER 30, 1998
Net interest income (expense) --
  tax-equivalent..................   $223,148       $  367,621      $143,183    $ 30,016    $ (18,118)   $  745,850
Provision (benefit) for loan
  losses..........................        390            5,186        46,973         445       (7,782)       45,212
                                     --------       ----------      --------    --------    ---------    ----------
Net interest income (expense)
  after provision.................    222,758          362,435        96,210      29,571      (10,336)      700,638
Noninterest income................     52,365          156,948        25,935     305,764       78,956       619,968
Noninterest expense...............     94,062          308,673        68,755     268,175       42,735       782,400
                                     --------       ----------      --------    --------    ---------    ----------
Income before taxes...............    181,061          210,710        53,390      67,160       25,885       538,206
Income tax expense................     66,993           77,963        19,754      24,390        4,650       193,750
                                     --------       ----------      --------    --------    ---------    ----------
Net income........................   $114,068       $  132,747      $ 33,636    $ 42,770    $  21,235    $  344,456
                                     ========       ==========      ========    ========    =========    ==========
Intersegment revenue (expense)....   $     --       $    5,513      $     --    $ 12,327    $ (17,840)   $       --
Average assets (In millions)......   $ 24,852       $   18,571      $ 13,686    $  5,564    $  18,389    $   81,062

NINE MONTHS ENDED SEPTEMBER 30, 1999
Net interest income (expense) --
  tax-equivalent..................   $643,017       $1,114,928      $440,108    $117,613    $ (35,028)   $2,280,638
Provision (benefit) for loan
  losses..........................     39,817           28,980       134,258       1,732      (21,735)      183,052
                                     --------       ----------      --------    --------    ---------    ----------
Net interest income (expense)
  after provision.................    603,200        1,085,948       305,850     115,881      (13,293)    2,097,586
Noninterest income................    151,710          414,198        77,230     859,105      262,158     1,764,401
Noninterest expense...............    282,241          880,639       208,550     733,144       97,826     2,202,400
                                     --------       ----------      --------    --------    ---------    ----------
Income before taxes...............    472,669          619,507       174,530     241,842      151,039     1,659,587
Income tax expense................    176,007          234,612        66,334     111,110        9,555       597,618
                                     --------       ----------      --------    --------    ---------    ----------
Net income........................   $296,662       $  384,895      $108,196    $130,732    $ 141,484    $1,061,969
                                     ========       ==========      ========    ========    =========    ==========
Intersegment revenue (expense)....   $     --       $   37,136      $     --    $ 17,914    $ (55,050)   $       --
Average assets (In millions)......   $ 25,883       $   17,436      $ 15,334    $  5,919    $  19,303    $   83,850

NINE MONTHS ENDED SEPTEMBER 30, 1998
Net interest income (expense) --
  tax-equivalent..................   $654,757       $1,104,139      $410,626    $ 86,038    $ (61,519)   $2,194,041
Provision (benefit) for loan
  losses..........................     16,371           20,658       137,673       1,615      (31,805)      144,512
                                     --------       ----------      --------    --------    ---------    ----------
Net interest income (expense)
  after provision.................    638,386        1,083,481       272,953      84,423      (29,714)    2,049,529
Noninterest income................    149,702          433,775        67,870     897,555      139,732     1,688,634
Noninterest expense...............    296,553          913,517       196,698     761,559      337,252     2,505,579
                                     --------       ----------      --------    --------    ---------    ----------
Income (loss) before taxes........    491,535          603,739       144,125     220,419     (227,234)    1,232,584
Income tax expense (benefit)......    181,868          223,384        53,326      80,741      (86,157)      453,162
                                     --------       ----------      --------    --------    ---------    ----------
Net income (loss).................   $309,667       $  380,355      $ 90,799    $139,678    $(141,077)   $  779,422
                                     ========       ==========      ========    ========    =========    ==========
Intersegment revenue (expense)....   $     --       $   15,358      $     --    $ 30,385    $ (45,743)   $       --
Average assets (In millions)......   $ 24,338       $   18,594      $ 13,255    $  4,837    $  17,624    $   78,648
--------------------------------------------------------------------------------------------------------------------

Note: Net income for the fee-based businesses includes losses on the sale of certain National Processing businesses, Table 1 in Management's Discussion and Analysis shows net income excluding these losses and other nonrecurring items.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS

     Net income for the third quarter and nine months ended September 30, 1999 was $356.5 million and $1,062.0 million, respectively, compared with $344.4 million and $779.4 million for the third quarter and first nine months of 1998, respectively. Net income per diluted common share was $.57 for the third quarter and $1.67 for the first nine months of 1999, compared with $.52 and $1.18 for the same periods last year. Returns on average common equity and average assets for the third quarter of 1999 were 23.79% and 1.71%, respectively, compared with 19.00% and 1.69% for the third quarter of 1998. For the first nine months of 1999, returns on average common equity and average assets were 22.58% and 1.69%, respectively, compared with 15.27% and 1.32% for the same period in 1998.
     Excluding the effects of the nonrecurring items described in Note 4 to the Consolidated Financial Statements, net income per diluted share was $1.66 for the first nine months of 1999, compared with $1.47 for the same period last year. On this same basis, returns on average common equity and average assets for the first nine months of 1999 were 22.52% and 1.69%, compared with 19.08% and 1.65% for the same period in 1998.
     Financial performance for the third quarter and first nine months of 1999 reflected well-controlled expenses, sound credit quality, continued strength in consumer lending, and a stable net interest margin.

LINE OF BUSINESS RESULTS

     National City's operations are managed along four major lines of business: corporate banking, retail sales and distribution, consumer finance and fee-based businesses. Note 15 to the Consolidated Financial Statements provides selected financial information for each business line. Table 1 summarizes net income, excluding nonrecurring items, by line of business.
     Corporate banking net income for both the third quarter and first nine months of 1999 decreased as a result of a decline in net interest income and an increase in the provision for loan losses. The decline in net interest income was the result of a decrease in net interest margin partially offset by an increase in average earning assets. The decrease in net interest income and increased provision for the first nine months of 1999 was partially offset by a decrease in noninterest expense resulting from merger integration synergies and expense containment.
     For the first nine months of 1999, retail sales and distribution net income increased over the prior year due to an increase in net interest income and a reduction in noninterest expense, partially offset by a decrease in branch sale gains. Net interest income has improved over the prior year due to an increase in lower-cost deposits combined with a benefit from the managed reduction of lower-yielding residential real estate loans. The decline in noninterest expense was driven by cost efficiencies gained as a result of merger integration savings and functional centralization efforts. Retail sales and distribution net income for the third quarter of 1999 was down from the comparable 1998 quarter due primarily to a decrease in branch sale gains.
     Consumer finance net income for the third quarter and first nine months of 1999 improved over the comparable 1998 periods due primarily to increases in net interest income and fee income driven by increased loan origination volume, partially offset by an increase in noninterest expense resulting from the acquisition of First Franklin. The results of First Franklin, accounted for as a purchase and included in the results of operations beginning in September 1999, reduced consumer finance net income by approximately $5 million.
     Fee-based businesses net income for the third quarter of 1999 increased over the same period of 1998 due to improved revenues and cost efficiencies realized in the item processing, institutional trust and private investment advisory services businesses. Net income for the fee-based businesses as shown in Table 1 excludes the loss on the sale of certain National Processing businesses. Excluding this loss, fee-based business net income for the first nine months of

TABLE 1: NET INCOME BY LINE OF BUSINESS

                                             Three Months         Nine Months
                                                Ended                Ended
                                             September 30         September 30
                                           ----------------    ------------------
(In Millions)                               1999      1998       1999       1998
---------------------------------------------------------------------------------
Corporate banking........................  $ 99.4    $114.0    $  296.7    $309.7
Retail sales and distribution............   130.4     132.8       384.9     380.4
Consumer finance.........................    35.0      33.6       108.2      90.8
Fee-based businesses.....................    60.5      42.8       190.5     139.7
Parent and other.........................    31.2      21.2        79.0      52.7
                                           ------    ------    --------    ------
    Consolidated total...................  $356.5    $344.4    $1,059.3    $973.3
                                           ======    ======    ========    ======

Note: Amounts exclude nonrecurring items.

1999 grew over the same period last year due to growth in the item processing, institutional trust, private investment advisory services and mortgage banking businesses.
     Net income for parent and other as shown in Note 15 to the Consolidated Financial Statements includes the effects of nonrecurring items other than the loss on the sale of National Processing businesses. Excluding these items, parent and other net income for the first nine months of 1999 (Table 1) increased over the prior year due to increased securities gains and a higher contribution from the investment/funding unit.

NET INTEREST INCOME

     On a tax-equivalent basis, net interest income for the third quarter and first nine months of 1999 was $757.7 million and $2,280.6 million, respectively, up $11.9 million and $86.6 million over the same periods last year. Net interest income benefited from growth in average earning assets of 3.4% and 7.2%, respectively, over the third quarter and first nine months of 1998, partially offset by decreases in the net interest margin of 7 basis points and 12 basis points for the same periods. The decline in net interest margin both on a quarterly and year-to-date basis is attributed to lower yields on earning assets, a greater reliance on purchased funding, a lower contribution from noninterest bearing sources of funds, and the effects of additional long-term borrowings to fund the Corporation's share repurchase program.
     The Corporation uses a variety of off-balance sheet financial instruments, primarily interest rate swaps, futures and options, to efficiently manage its exposure to changes in interest rates. The notional amount of the off-balance sheet portfolio used to manage interest rate risk, which represents the Corporation's primary market risk, totaled $32.8 billion at September 30, 1999, compared to $17.0 billion at December 31, 1998. The increase in the notional amount of the off-balance sheet derivative portfolio since year end is due primarily to an increase in interest rate swaps used to convert fixed-rate funding to variable combined with an increase in futures contracts used to hedge the price risk of fixed-income available-for-sale securities. For the third quarter and first nine months of 1999, the off-balance sheet derivative portfolio contributed $13.8 million and $45.2 million, respectively, to net interest income and added 7 basis points and 8 basis points, respectively, to the net interest margin.
     Management is responsible for monitoring and limiting the Corporation's exposure to interest rate risk within established guidelines while maximizing net interest income and the net value of the Corporation's future cash flows. As part of carrying out these responsibilities, management continually takes into consideration many factors. Most prominent among these factors are expected future interest rate movements, variability and timing of balance sheet cash flows, mortgage prepayments, and potential attrition of core deposits. The Corporation employs three complementary measures to monitor interest rate risk: static gap, income simulation and net present value analysis. While each of the interest rate risk measurements has its limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
     As of September 30, 1999, the earnings simulation model projects net income would increase by 2.6% of net income in a stable-rate environment if rates fall gradually by 200 basis points over the next year and decrease by 2.2% if rates rise gradually by 200 basis points over the next year. Within a two-year horizon, and assuming an additional 200 basis point move in rates, the model forecasts net income would decrease below that earned in a stable-rate environment by .5% in a falling rate scenario and decrease by 6.2% in a rising-rate scenario. Both the one- and two-year simulation risk measures are within their guidelines of minus 5% and minus 15%, respectively.
     The cumulative one-year gap, at September 30, 1999, was negative 13.1% of adjusted total earning assets. The policy limit for the one-year gap is plus or

TABLE 2: CONTRIBUTION OF INTEREST RATE DERIVATIVE PORTFOLIO

                                              Three Months        Nine Months
                                                 Ended               Ended
                                              September 30        September 30
                                            ----------------    ----------------
(In Millions)                                1999      1998      1999      1998
--------------------------------------------------------------------------------
Interest adjustment to loans..............  $  1.8    $  (.7)   $  4.9    $   .5
Interest adjustment to securities.........     (.5)      (.2)     (1.0)      (.8)
                                            ------    ------    ------    ------
  Interest adjustment to earning assets...     1.3       (.9)      3.9       (.3)
Interest adjustment to interest bearing
  liabilities.............................   (12.5)     (9.6)    (41.3)    (29.4)
                                            ------    ------    ------    ------
  Effect on net interest income...........  $ 13.8    $  8.7    $ 45.2    $ 29.1
                                            ======    ======    ======    ======

Note: Amounts in brackets represent reductions of the related interest income or expense line, as applicable.

minus 15% of adjusted total earning assets.
     During the first nine months of 1999, the Corporation's net present value risk position grew more liability sensitive. The change in position primarily resulted from an increase in interest rates and repurchases of the Corporation's own stock. The Corporation's net present value model indicates a 150 basis point immediate upward shock in rates would cause a reduction in the value of expected asset and liability cash flows by an amount equal to 12.8% of total net present value at September 30, 1999, whereas a 150 basis point immediate downward shock would cause total net present value to rise by 5.8%. Policy limits restrict a decline in net present value to 15% of stable-rate net present value.

NONINTEREST INCOME

     For the third quarter and first nine months of 1999, noninterest income, excluding securities gains and nonrecurring items, was $528.6 million and $1,620.3 million, respectively, compared to $555.5 million and $1,603.4 million, respectively, for the same periods in 1998. Excluding securities gains, nonrecurring items and the effects of the businesses divested by National Processing in the second quarter of 1999, noninterest income for the third quarter of 1999 increased 2.1% from $517.8 million in the third quarter of 1998. On this same basis, year-to-date noninterest income increased 5.0%, from $1,488.6 million for the first nine months of 1998 to $1,563.6 million for the comparable 1999 period. Year-over-year growth in both the quarter and year-to-date periods was primarily driven by increases in trust and investment management fees, service charges on deposit accounts and item processing revenue. Improved mortgage banking revenue also benefited the year-to-date comparison.
     Item processing revenue for the third quarter and first nine months of 1999 decreased 26.4% and 10.2% from revenues in the respective periods in 1998 as a result of the disposal of four National Processing business lines during the second quarter of 1999. Item processing revenue generated by the remaining core business units for the third quarter and first nine months of 1999 increased by 15.2% and 15.3%, respectively, over the same periods last year.
     Service charges on deposit accounts for the third quarter and first nine months of 1999 increased 9.1% and 9.0% over revenues generated in the respective periods of 1998 due to higher debit card and other transaction volume coupled with improved deposit fee management.
     Trust and investment management fees for the third quarter and first nine months of 1999 grew 8.8% and 5.4% over the respective amounts for the third quarter and first nine months of 1998 due primarily to new business volume and the implementation of a uniform fee structure by the private investment advisory services business line.
     Card-related fees decreased 14.2% and 6.4%, respectively, from $56.4 million and $152.7 million in the third quarter and first nine months of 1998 primarily due to a decline in securitized loans.
     Mortgage banking revenue for the third quarter of 1999 was relatively flat compared to the same period in 1998 as a result of a decline in origination volume due to higher interest rates offset by growth in servicing revenue. Mortgage banking revenue for the first nine months of 1999 grew 10.7% due to an increase in servicing revenue associated with a larger servicing portfolio and an increase in sales volume in 1999. The volume of mortgage loans sold in the secondary market for the third quarter and first nine months of 1999 was $3.9 billion and $14.2 billion, respectively, compared with $4.0 billion and $10.3 billion for the same periods in 1998. The Corporation's residential loan servicing portfolio was $44.4 billion at September 30, 1999, up 35.7% from $32.7 billion at September 30, 1998.
     Other noninterest income includes certain nonrecurring items discussed in
Note 4 to the Consolidated Financial Statements and branch sale gains of $6.4 million for the third quarter and first nine months of 1999 and $21.4 million and $32.1 million, respectively, for the third quarter and first nine months of 1998. Excluding the afore-mentioned items, other noninterest income increased over the

TABLE 3: OVERHEAD AND EFFICIENCY PERFORMANCE
        MEASURES BY LINE OF BUSINESS

                                                  Nine Months Ended
                                    ---------------------------------------------
                                     SEPTEMBER 30, 1999      September 30, 1998
                                    ---------------------   ---------------------
                                    OVERHEAD   EFFICIENCY   Overhead   Efficiency
                                    RATIO       RATIO        Ratio      Ratio
---------------------------------------------------------------------------------
Corporate banking.................   20.30%      35.51%       22.43%     36.86%
Retail sales and distribution.....   41.84       57.59        43.45      59.40
Consumer finance..................   29.84       40.31        31.37      41.11
Fee-based businesses..............      --       70.79           --      77.43
Parent and other..................      --          --           --         --
    Consolidated total excluding
      nonrecurring items..........   23.87%      55.49%       28.60%     58.75%
    Consolidated total............   23.65%      55.84%       41.12%     65.98%

1998 periods due primarily to growth in brokerage revenues.
     Net securities gains for the third quarter and first nine months of 1999, excluding the nonrecurring gain of $32.1 million on the sale of Concord EFS, Inc. common stock, were $20.3 million and $69.2 million, respectively. This compares to $64.4 million and $85.2 million for the respective periods in 1998.

NONINTEREST EXPENSE

     Noninterest expense, excluding nonrecurring items, decreased 9.8% to $705.9 million in the third quarter of 1999 from $782.4 million in the third quarter of 1998. On the same basis, noninterest expense for the first nine months of 1999 decreased 3.0% to $2,164.6 million from $2,230.9 million for the same period in 1998. Reduced incentive compensation, merger integration savings and lower expenses from the disposition of the National Processing businesses in the second quarter of 1999 contributed to the decline in both periods. Partially offsetting these reductions were increased expenses in 1999 resulting from growth in fee-based businesses, information technology initiatives and the purchase of First Franklin, whose costs were not in the 1998 periods.
     National City's staffing level on a full-time equivalent basis was 37,267 at September 30, 1999, down 11.3% from 42,005 at September 30, 1998 as a result of business line divestitures at National Processing and operating efficiencies achieved from the 1998 business combinations with First of America and Fort Wayne, partially offset by increases due to growth in the consumer finance and fee-based businesses.
     The efficiency ratio calculates noninterest expense as a percentage of fee and other income plus tax-equivalent net interest income. The overhead ratio calculates noninterest expense less fee and other income as a percentage of tax-equivalent net interest income. Excluding the effects of nonrecurring items, the efficiency ratios for the first nine months of 1999 and 1998 were 55.49% and 58.75%, respectively. On the same basis, the overhead ratios for the first nine months of 1999 and 1998 were 23.87% and 28.60%, respectively.

EARNING ASSETS AND INTEREST BEARING LIABILITIES

     Average earning assets for the third quarter were $74,971 million, down slightly from $75,238 million in the second quarter of 1999 and up 3.4% from $72,529 million in the third quarter of last year. The decrease from the second quarter of 1999 was due to the managed reduction of lower-yielding assets, principally residential real estate loans, offset by increases in average balances of higher-yielding loan types and securities. The growth in average earning assets over the third quarter of 1998 was driven by a $1.7 billion increase in average loans and a $1.2 billion increase in average securities. Average loan growth was primarily concentrated in the commercial and consumer installment portfolios and was partially offset by real estate loan runoff.
     Average interest bearing liabilities in the third quarter of 1999 were $64,338 million, down slightly from $64,660 million in the second quarter of 1999 as a result of a decrease in interest bearing deposits, partially offset by an increase in purchased funding. Average interest bearing liabilities increased 2.8% over $62,596 million in the third quarter of 1998 as a result of an increase in long-term debt, par-

TABLE 4: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF
        AVERAGE LOANS

                                                   Three Months    Nine Months
                                                      Ended           Ended
                                                   September 30    September 30
                                                   ------------    ------------
                                                   1999    1998    1999    1998
-------------------------------------------------------------------------------
Commercial.......................................  .21%    .02%    .28%     .05%
Real estate -- commercial........................  .03     .08    (.05)     .04
Real estate -- residential.......................  .07     .08     .04      .07
Consumer.........................................  .59     .65     .66      .66
Credit card...................................... 3.52    3.64    4.10     4.03
Home equity......................................  .03     .17     .09      .20
  Total net charge-offs to average loans.........  .38%    .33%    .43%     .35%

TABLE 5: NONPERFORMING ASSETS

                                                 SEPT. 30     Dec. 31     Sept. 30
(In Millions)                                     1999         1998        1998
-----------------------------------------------------------------------------------
Commercial:
  Nonaccrual...................................   $106.7       $ 97.4      $ 92.4
  Restructured.................................       .2           .4          .4
                                                  ------       ------      ------
    Total commercial...........................    106.9         97.8        92.8
Real estate mortgage:
  Nonaccrual...................................    126.9        118.2       126.5
  Restructured.................................      2.3          2.6         2.6
                                                  ------       ------      ------
    Total real estate mortgage.................    129.2        120.8       129.1
                                                  ------       ------      ------
    Total nonperforming loans..................    236.1        218.6       221.9
Other real estate owned (OREO).................     23.9         29.9        30.5
                                                  ------       ------      ------
Nonperforming assets...........................   $260.0       $248.5      $252.4
                                                  ======       ======      ======
Loans 90 days past due accruing interest.......   $244.0       $209.5      $170.8
                                                  ======       ======      ======

tially offset by a decrease in interest bearing deposits.
     For the third quarter of 1999, average core deposits of $46,336 million were down 2.1% from $47,344 million in the second quarter of 1999 and 4.8% from $48,670 million in the third quarter of 1998.

ASSET QUALITY

     The allowance for loan losses was $970.7 million at September 30, 1999 or 1.67% of loans, compared with $970.2 million or 1.67% of loans at December 31, 1998 and $975.1 million or 1.74% of loans at September 30, 1998. For the third quarter of 1999, net charge-offs were $54.9 million compared with $45.2 million for the same period last year.
     Table 4 presents net charge-offs as a percentage of average loans by portfolio type. Net charge-offs were .38% and .43% of average loans for the third quarter and first nine months of 1999, respectively, compared with .33% and .35% for the same periods in 1998.
     Nonperforming assets (Table 5) were $260.0 million at September 30, 1999 up from $248.5 million at December 31, 1998 and $252.4 million at September 30, 1998. Nonperforming assets as a percentage of loans and OREO were .45% at September 30, 1999, .43% at December 31, 1998 and .45% at September 30, 1998. Loans 90 days past due accruing interest were $244.0 million at September 30, 1999 compared with $209.5 million at December 31, 1998 and $170.8 million at September 30, 1998.

CAPITAL

     At September 30, 1999, total stockholders' equity was $5.9 billion compared to $7.0 billion at December 31, 1998 and $7.3 billion at September 30, 1998. The repurchase of National City common stock and unrealized depreciation in the available-for-sale securities portfolio led to the decline in stockholders' equity. Book value per common share at September 30, 1999, December 31, 1998 and September 30, 1998 was $9.54, $10.69 and $10.95, respectively. Book value per common share at September 30, 1999 included unrealized losses on securities available for sale of $.10 compared with unrealized gains of $.42 and $.54 at December 31, 1998 and September 30, 1998, respectively.
     During the first nine months of 1999, 42 million common shares were repurchased by the Corporation. As of September 30, 1999, approximately 8 million shares remained authorized for repurchase under the 60 million share authorization approved by the board of directors in the fourth quarter of 1998.
     On October 25, 1999, the board of directors authorized the repurchase of up to 30 million shares of National City common stock subject to a purchase limit of $1.0 billion. The shares will be acquired either in the open market or through privately negotiated transactions in accordance with the applicable regulations of the Securities and Exchange Commission.
     Dividends of $.27 per common share were declared during the third quarter of 1999, reflecting a dividend payout ratio of 47.37%. This compares with $.24 per share and 46.15% for the third quarter of 1998.
     Average equity as a percentage of average assets for the third quarter and nine months ended September 30, 1999 was 7.22% and 7.53%, respectively, compared with 8.91% and 8.69% for the same periods in 1998.

YEAR 2000

     Management initiated the process of preparing its computer systems and applications for the Year 2000 in January 1995. The process involved identifying and remediating date recognition problems in computer systems and software and other operating equipment that could be caused by the date change from December 31, 1999 to January 1, 2000.
     Management has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including related hardware and software, the involvement of any third parties, and any affected operating equipment. To date, the affected systems within all of those business processes determined to be critical for supporting the core services offered by National City have been remediated, unit tested, and returned to production. As part of the testing process, National City established a separate isolated testing environment that further tests the functioning of modified systems when linked together.
     Management has modified its existing business continuity plans and has developed contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance or failure by third parties. Throughout the remainder of 1999, management will continue to monitor the Corporation's state of readiness and will continue to work closely with significant customers, vendors and other business counterparties to monitor their Year 2000 progress. Efforts in the last quarter of the year will include activities related to the ongoing prepara-tion and management of the actual Year 2000 event.
     Management believes it has an effective plan in place to manage and resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original plan. Despite National City's efforts to date to remediate affected systems and develop contingency plans for potential failures, management continues to manage and monitor the various Year 2000 readiness risks. Under the unlikely scenario that unanticipated failures occur, National City could be materially adversely affected as a result of not being able to process transactions related to its core business activities. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on National City.
     The total cost of the Year 2000 project is estimated at $65 million. Approximately one-half of this estimate represents costs related to internal personnel working on the project and certain capitalizable costs related to replacing non-compliant hardware and software. To date, $60 million of the total project costs have been incurred. During the first nine months of 1999, incremental noninterest expense associated with the project totaled approximately $9 million.

FORWARD-LOOKING STATEMENTS

     The discussion regarding the Corporation's interest rate risk position included in the section entitled "Net Interest Income" as well as the section entitled "Year 2000" contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve risks and uncertainties including changes in general economic conditions, the Corporation's ability to execute its business plans, including its plan to address the Year 2000 issue, and the ability of third parties to effectively address their Year 2000 issues. Although National City believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                           Three Months Ended    Nine Months Ended
(In Millions)                                                September 30,         September 30,
---------------------------------------------------------------------------------------------------
                                                            1999       1998       1999       1998
                                                           -------    -------    -------    -------
ASSETS
Earning Assets:
  Loans:
    Commercial...........................................  $22,066    $20,206    $22,147    $19,611
    Real estate -- commercial............................    6,238      6,466      6,272      6,444
    Real estate -- residential...........................    8,362      9,505      8,594      9,707
    Consumer.............................................   15,052     13,964     15,044     13,188
    Credit Card..........................................    2,088      1,818      1,958      1,874
    Home equity..........................................    3,336      3,144      3,228      3,071
                                                           -------    -------    -------    -------
      Total loans........................................   57,142     55,103     57,243     53,895
  Mortgage loans held for sale...........................    2,172      2,525      2,489      1,978
  Securities available for sale, at cost.................   14,851     13,614     14,870     13,708
  Federal funds sold and security resale agreements......      666      1,177        819        779
  Other short-term investments...........................      140        110        146        115
                                                           -------    -------    -------    -------
    Total earning assets.................................   74,971     72,529     75,567     70,475
Allowance for loan losses................................     (990)      (994)      (988)      (981)
Fair value (depreciation) appreciation of securities
  available for sale.....................................       (8)       511        211        537
Cash and demand balances due from banks..................    3,306      3,685      3,624      3,557
Properties and equipment.................................    1,077      1,124      1,115      1,072
Accrued income and other assets..........................    4,335      4,207      4,321      3,988
                                                           -------    -------    -------    -------
    Total assets.........................................  $82,691    $81,062    $83,850    $78,648
                                                           =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest bearing deposits...........................  $11,338    $10,051    $11,519    $ 9,834
  NOW and money market accounts..........................   16,742     17,890     16,879     17,232
  Savings accounts.......................................    3,795      4,157      3,890      4,203
  Time deposits of individuals...........................   14,461     16,572     14,971     16,786
  Other time deposits....................................    2,908      4,155      3,023      3,965
  Deposits in overseas offices...........................    2,389      1,785      2,585      1,593
                                                           -------    -------    -------    -------
    Total deposits.......................................   51,633     54,610     52,867     53,613
                                                           -------    -------    -------    -------
  Federal funds borrowed and security repurchase
    agreements...........................................    7,703      7,431      8,024      6,590
  Borrowed funds.........................................    2,808      2,644      2,875      3,176
  Long-term debt and capital securities..................   13,532      7,962     12,721      7,161
  Accrued expenses and other liabilities.................    1,046      1,195      1,051      1,275
                                                           -------    -------    -------    -------
    Total liabilities....................................   76,722     73,842     77,538     71,815
Stockholders' Equity:
  Preferred..............................................       31         37         32         24
  Common.................................................    5,938      7,183      6,280      6,809
                                                           -------    -------    -------    -------
    Total stockholders' equity...........................    5,969      7,220      6,312      6,833
                                                           -------    -------    -------    -------
    Total liabilities and stockholders' equity...........  $82,691    $81,062    $83,850    $78,648
                                                           =======    =======    =======    =======

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

               (Dollars In Millions)                               Daily Average Balance

-----------------------------------------------------------------------------------------------------
                                                                  1999                     1998
                                                      ---------------------------   -----------------
                                                       THIRD    Second     First    Fourth     Third
                                                      QUARTER   Quarter   Quarter   Quarter   Quarter
                                                      -------   -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial......................................  $22,066   $22,228   $22,154   $21,609   $20,206
    Real estate -- commercial.......................    6,238     6,275     6,305     6,314     6,466
    Real estate -- residential(1)...................   10,534    10,827    11,902    12,318    12,030
    Consumer........................................   15,052    15,130    14,956    14,491    13,964
    Credit Card.....................................    2,088     1,953     1,829     1,818     1,818
    Home equity.....................................    3,336     3,188     3,149     3,193     3,144
                                                      -------   -------   -------   -------   -------
      Total loans...................................   59,314    59,601    60,295    59,743    57,628
  Securities:
    Taxable.........................................   14,000    13,761    14,227    13,563    12,647
    Tax-exempt......................................      851       877       899       937       967
                                                      -------   -------   -------   -------   -------
      Total securities..............................   14,851    14,638    15,126    14,500    13,614
  Federal funds sold................................      112        78        43       141       175
  Security resale agreements........................      554       772       902     1,016     1,002
  Other short-term investments......................      140       149       148       113       110
                                                      -------   -------   -------   -------   -------
      Total earning assets/
         Total interest income/rates................   74,971    75,238    76,514    75,513    72,529
Allowance for loan losses...........................     (990)     (989)     (985)     (988)     (994)
Fair value (depreciation) appreciation of securities
  available for sale................................       (8)      268       377       509       511
Cash and demand balances due from banks.............    3,306     3,506     4,068     3,826     3,685
Properties and equipment............................    1,077     1,124     1,145     1,148     1,124
Accrued income and other assets.....................    4,335     4,222     4,401     4,200     4,207
                                                      -------   -------   -------   -------   -------
      Total assets..................................  $82,691   $83,369   $85,520   $84,208   $81,062
                                                      =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  NOW and money market accounts.....................  $16,742   $16,997   $16,899   $18,181   $17,890
  Savings accounts..................................    3,795     3,922     3,955     4,033     4,157
  Time deposits of individuals......................   14,461    14,883    15,581    16,126    16,572
  Other time deposits...............................    2,908     2,857     3,311     4,141     4,155
  Deposits in overseas offices......................    2,389     2,342     3,030     2,050     1,785
  Federal funds borrowed............................    2,889     2,467     3,970     3,730     3,397
  Security repurchase agreements....................    4,814     4,910     5,034     5,465     4,034
  Borrowed funds....................................    2,808     2,977     2,838     2,515     2,644
  Long-term debt and capital securities.............   13,532    13,305    11,301     9,292     7,962
                                                      -------   -------   -------   -------   -------
      Total interest bearing liabilities/
         Total interest expense/rates...............   64,338    64,660    65,919    65,533    62,596
  Noninterest bearing deposits......................   11,338    11,542    11,681    10,168    10,051
  Accrued expenses and other liabilities............    1,046       951     1,159     1,144     1,195
                                                      -------   -------   -------   -------   -------
      Total liabilities.............................   76,722    77,153    78,759    76,845    73,842
Stockholders' equity................................    5,969     6,216     6,761     7,363     7,220
                                                      -------   -------   -------   -------   -------
      Total liabilities and stockholders' equity....  $82,691   $83,369   $85,520   $84,208   $81,062
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

Net interest margin..................................................................................

(1) Includes mortgage loans held for sale.

                     Quarterly Interest                                Average Annualized Rate
    ----------------------------------------------------   -----------------------------------------------
                 1999                       1998                      1999                     1998
    ------------------------------   -------------------   ---------------------------   -----------------
     THIRD      Second     First      Fourth     Third      THIRD    Second     First    Fourth     Third
    QUARTER    Quarter    Quarter    Quarter    Quarter    QUARTER   Quarter   Quarter   Quarter   Quarter
    -------    -------    -------    -------    -------    -------   -------   -------   -------   -------



    $  434.9   $  423.4   $  420.0   $  420.7   $  419.2     7.82%     7.64%     7.69%     7.72%     8.23%
       135.8      133.8      133.6      139.7      148.3     8.63      8.55      8.60      8.78      9.10
       198.4      202.5      215.3      221.6      226.1     7.54      7.48      7.24      7.20      7.52
       318.5      317.5      313.3      315.6      305.6     8.40      8.42      8.50      8.64      8.68
        70.3       65.5       59.6       63.6       62.9    13.36     13.45     13.22     13.88     13.72
        70.6       66.2       72.0       71.4       72.4     8.40      8.32      9.27      8.87      9.14
    --------   --------   --------   --------   --------
     1,228.5    1,208.9    1,213.8    1,232.6    1,234.5     8.23      8.13      8.14      8.20      8.51

       217.2      208.4      223.9      215.4      205.8     6.20      6.06      6.30      6.35      6.50
        17.5       19.3       17.3       19.9       18.7     8.24      8.80      7.68      8.42      7.76
    --------   --------   --------   --------   --------
       234.7      227.7      241.2      235.3      224.5     6.32      6.22      6.38      6.48      6.59
         1.5         .9         .5        1.8        3.0     5.55      4.84      4.79      4.93      6.71
         7.1        9.0       10.5       11.0       13.7     5.08      4.66      4.73      4.34      5.42
         3.1        3.0        3.1        2.2        4.3     9.15      7.87      8.38      8.48     15.49
    --------   --------   --------   --------   --------

    $1,474.9   $1,449.5   $1,469.1   $1,482.9   $1,480.0     7.83%     7.72%     7.75%     7.81%     8.11%











    $  131.2   $  126.7   $  126.5   $  133.2   $  143.9     3.11%     2.99%     3.04%     2.91%     3.19%
        16.0       16.6       16.9       18.6       20.8     1.67      1.70      1.73      1.83      1.99
       183.5      187.7      200.1      219.3      229.8     5.04      5.06      5.19      5.42      5.51
        36.7       34.4       40.6       55.5       57.2     5.00      4.84      4.98      5.32      5.46
        30.1       27.7       35.0       25.2       24.2     5.00      4.74      4.68      4.86      5.39
        37.5       29.6       47.8       46.4       48.2     5.16      4.82      4.89      4.93      5.63
        50.3       49.8       51.9       56.3       48.2     4.15      4.06      4.18      4.08      4.74
        37.7       36.9       28.5       30.5       38.1     5.32      4.98      4.22      4.81      5.71
       194.2      181.9      157.1      140.0      123.8     5.69      5.48      5.60      5.99      6.16
    --------   --------   --------   --------   --------

    $  717.2   $  691.3   $  704.4   $  725.0   $  734.2     4.42%     4.29%     4.33%     4.38%     4.65%







    $  757.7   $  758.2   $  764.7   $  757.9   $  745.8
    ========   ========   ========   ========   ========
 ........................................................     3.41%     3.43%     3.42%     3.43%     3.46%
 ........................................................      .62       .61       .60       .57       .64
                                                            -----     -----     -----     -----     -----
 ........................................................     4.03%     4.04%     4.02%     4.00%     4.10%
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

                        FORM 10-Q -- SEPTEMBER 30, 1999

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL CITY CORPORATION

Date: October 29, 1999
                                      /s/ ROBERT G. SIEFERS

                                      ------------------------
                                      Robert G. Siefers
                                      Vice Chairman and
                                      Chief Financial Officer
                                      (Duly Authorized Signer and
                                      Principal Financial Officer)

[NATIONAL CITY CORPORATION LOGO]                    Bulk Rate
National City Center                               U.S. Postage
1900 East Ninth Street                                 PAID
Cleveland, Ohio 44114-3484                        National City
                                                   Corporation