Form 10-K
period 1999-12-31
NATIONAL CITY CORP
filed 2000-01-26
CIK 69970

To Our Stockholders
A Culture of Quality and Service
Financial Review
Report of Management
Form 10-K
Board of Directors/Officers

NATIONAL CITY
1999 ANNUAL REPORT

FINANCIAL HIGHLIGHTS

(Dollars in Thousands, Except Per Share Amounts)	1999	1998	Percent Change

Earnings:
Net Income	$1,405,485	$1,070,681	31%
Net Income Before Nonrecurring Items(a)	1,404,196	1,332,608	5

Performance Ratios:
Return on Average Common Equity(a)	22.62%	19.18%
Return on Average Assets(a)	1.67	1.66
Efficiency Ratio(a)	56.21	58.42
Net Interest Margin	3.99	4.11

Per Common Share(b):

Net Income:
Basic	$2.25	$1.64	37%
Diluted	2.22	1.61	38
Diluted — Adjusted(a)	2.22	2.00	11
Dividends Declared	1.085	.970	12
Book Value	9.39	10.69	(12)
Average Shares — Diluted	632,452,146	665,720,330	(5)

At Year End:
Assets	$87,121,499	$88,245,632	(1)%
Loans	60,203,904	58,011,166	4
Deposits	50,066,310	58,246,909	(14)
Stockholders’ Equity	5,727,733	7,012,908	(18)
Equity to Assets Ratio	6.57%	7.95%
Common Shares Outstanding(b)	607,058,364	652,654,720	(7)
Common Stockholders of Record	70,545	71,592	(1)
Full-Time Equivalent Employees	38,054	41,218	(8)

(a)	Excludes nonrecurring items. See further discussion in Note 4 to the Consolidated Financial Statements.
(b)	All share and per share information reflects the two-for-one stock split declared June 30, 1999, effective July 26, 1999.

CONTENTS

To Our Stockholders	1

A Culture of Quality and Service	3

Financial Review	8

Financial Statements and Notes	22

Form 10-K	47

Board of Directors/Officers	51

Visit our website at www.national-city.com.
Common Stock Information(b)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

1999
Dividends paid	$.26	$.26	$.27	$.27	$1.06
High	37.81	36.75	33.38	31.44	37.81
Low	33.09	31.44	26.13	22.13	22.13
Close	33.19	32.75	26.69	23.69	23.69

1998
Dividends paid	$.23	$.23	$.24	$.24	$.94
High	37.41	38.75	37.00	37.00	38.75
Low	28.47	32.69	28.50	29.38	28.47
Close	36.66	35.50	32.97	36.25	36.25

[PHOTO]
(Left to Right)
Robert G. Siefers, Vice Chairman & CFO
David A. Daberko, Chairman & CEO
Vincent A. DiGirolamo, Vice Chairman

TO OUR STOCKHOLDERS:

“We believe we are doing the right things, both tactically and strategically...”

      National City earned record net income in 1999 and made significant progress in executing its growth initiatives. Diluted earnings per share were $2.22, up 11.0% from 1998, capping nearly a decade of consistent double-digit annual increases. Return on equity reached 22.6%, also the highest ever. The quarterly dividend was increased twice during the year, as has been the case for each of the past seven years, and $1.7 billion of excess capital was returned to stockholders through open market stock repurchases. In July, the stock was split two-for-one for the second time in the decade.

      These accomplishments, however, seem overshadowed by the performance of the stock. In a year where the major market indices set record after record, most bank stocks, including National City, declined in price. The market had many concerns about the banking sector during the year, from merger-related disruptions to rising interest rates to fundamental concerns about revenue growth. Unfortunately, the combination of these concerns had a dramatic, and we think exaggerated, effect on National City stock.

      While the decline in the stock price was disheartening to individual and institutional investors alike, it has been equally troubling to management and employees, who hold significant personal ownership stakes in the company. Now, more than ever, it is important for

[BAR GRAPH]

Net Income, Dividends and Stock Price
(not restated for poolings; excludes 1998 merger and restructuring charges)

	Diluted Net Income Per Share	Dividends Paid Per Share	Year-End Stock Price

90.97		.47	7.81
91.90		.47	9.32
92	1.03	.47	12.41
93	1.19	.53	12.25
94	1.32	.59	12.94
95	1.48	.65	16.56
96	1.64	.74	22.44
97	1.83	.84	32.88
98	2.00	.94	36.25
99	2.22	1.06	23.69

“...It is important for us to remain focused and execute our strategic plan.”

      us to remain focused and execute our strategic plan. We firmly believe that National City’s defining characteristics of asset quality, profitability, and earnings consistency will be recognized and properly valued in the long run.

      A solid foundation was put in place in 1999 for the future through a series of initiatives encompassing all of our businesses. This past year was the first in which we operated the business along functional lines. This structure has resulted in quicker, more effective decision-making and greater responsiveness to customers. We initiated a formal process during the year to monitor and enhance service quality within each business unit. Beginning this year we have added specific service quality objectives to each manager’s annual performance goals.

      While service quality is vital for customer retention, first-rate products and targeted marketing are critical for attracting new business and sustaining long-term revenue growth. The real story of 1999 and beyond is the investments we have made and are making in these areas. Systems resources previously dedicated to consolidations, reorganizations, and “Y2K” remediation activities are now wholly redirected to product and service enhancements directly supporting revenue growth plans of the business units. Some of these are Internet-related, such as improved online banking, online brokerage, and new Web cash management products for small- and medium-sized companies. Others involve internal systems to enhance availability of information for decision making.

      We are also increasing our marketing outlays on a targeted basis. Finally, we have moved aggressively to expand our presence in selected corporate banking markets and to increase our origination capability in the consumer and mortgage sectors. These and other specific business initiatives are highlighted in the pages that follow. Taken together, they represent an emphasis on revenue growth unparalleled in our history.

      Nothing in our business occurs independent of the overall economy. Clearly, banks and financial services businesses have benefited greatly from the extraordinary economy of the ‘90s. One of our strongest core competencies-credit risk management- has not been a point of differentiation for National City in the past several years because times have been good for nearly everyone. We believe that credit quality will matter in the next few years. A combination of careful, consistent underwriting and low levels of problem assets puts us in good stead. Similarly, as interest rates continue to fluctuate, we are confident of our ability to manage through this fundamental banking risk.

      We believe we are doing the right things, both tactically and strategically, for the ongoing success of the company, and the market will ultimately recognize this fact. As owners of National City stock, the interests of the Board, the management team, and the employees are directly aligned with those of outside investors. We are dedicated as a team to serving our customers, our communities, and most importantly, our stockholders.

Thank you for your support.

/s/ David A. Daberko

David A. Daberko
Chairman and Chief Executive Officer

January 20, 2000

A CULTURE OF QUALITY AND SERVICE

[PHOTO]

Quick response and courteous service are the focus of telephone banking representative Leslie Barrow. During 1999, National City’s three retail call centers handled approximately 54 million customer calls.

      Sales momentum. Customer service. Efficiency. Credit quality.

      These are the core values driving National City in its dedication to serving consumers, businesses and investors. Throughout its six-state footprint and beyond, National City offers a wide range of financial products and services, delivered through convenient technologies with personal service provided by knowledgeable employees.

      To build and maintain long-term, profitable relationships with customers, a financial services provider must distinguish itself with competitive products and the highest standards of performance. National City’s broad line of products and services is designed for the full range of customers’ financial needs, with an emphasis on convenience, accessibility and efficiency.

      Most importantly, National City hires talented people and provides them with the training and support they need to offer advice and solutions to customers. And National City is committed to its communities by providing financing for low- to moderate-income housing and small businesses. National City’s commitment to its neighborhoods is evidenced by more than $16 billion in affordable loans, grants and investments over the past five years.

Service Quality

Customer service is the core of any successful business. Serving customers well is a prerequisite to serving shareholders well.

At National City, our goal is to provide products that meet the full range of customers’ financial needs and to deliver those products profitably with top-notch professional service.

We have embarked on a major initiative to ensure that our service meets the highest standards of quality and consistency. Our employees are equipped with the tools and information they need to address challenges and satisfy the unique requirements of each customer.

[PHOTO]

                                 EFFICIENCY

NatCity Investments client Robert Kane appreciates the convenience and detailed information available online to help him manage his finances. National City offers a range of investment services, including trust, private banking and brokerage.

Reaching Out to Consumers

      National City provides broad-based banking and financial services to approximately 8.5 million consumers in Ohio, Pennsylvania, Kentucky, Michigan, Illinois and Indiana. Services are delivered through more than 1,200 branch offices, more than 1,800 ATMs and three telephone banking centers handling a monthly average of 4.5 million calls. A growing number of customers choose the convenience of National City’s online banking services at www.national-city.com. Enhancements planned for 2000 will increase the Web site’s versatility, functionality, ease of use and interconnectivity.

      Based on the changing preferences of consumers, National City is changing the way it delivers financial products and services. More than a third of traditional branches will be converted by the end of 2000 to the “Bank Express” model, improving the customer service environment and efficiency of National City’s 13,000 retail professionals. Many consumers also like the convenient hours and locations of some 100 branches in grocery stores and other retail sites.

      National City is focusing on total customer relationship management through an initiative called “iVALUE,” which emphasizes retaining customers, expanding high-value relationships, attracting new relationships and efficiently managing service delivery. Critical to the success of “iVALUE” is National City’s valuable client information-based data warehouse. Through effective use of the warehouse, client service professionals can offer the right products and services, at the right time, enhancing the client’s overall relationship with National City.

      Reflecting its respect for the privacy of customer data, National City was a leader in implementing an explicit privacy policy that protects consumers’ rights to privacy.

Financing Life Events

      When it’s time to buy a home, send a child to college, lease a car or finance other life events, National City offers numerous alternatives.

      Mortgages and home equity are national businesses. National City originates and services home mortgages through its branches and 260 retail mortgage offices and wholesale/broker branches in 38 states. National City Mortgage Company ranks as the seventh largest originator and 17th largest servicer of retail mortgages in the U.S., and the 1999 acquisition of the mortgage origination business of Dallas-based AccuBanc Mortgage added to National City’s representation in the western U.S.

      In 1999 National City also acquired First Franklin Financial Companies, a leading wholesale originator of nonconforming home mortgages. This acquisition, combined with Altegra, the existing nonconforming mortgage lender, places National City in the top 10 nationally in this type of financing.

      The expanding mortgage business also provides opportunities for National City to grow the home equity business — as mortgage applications are approved, eligible clients are offered a home equity loan. Other cross-sell opportunities exist with products like insurance and credit cards.

      National City is also one of the five top originators of federally guaranteed student loans in the country and in dealer finance, is ranked as the fifth largest non-captive originator of retail loans and leases. National City offers competitive credit card products and indirect consumer installment loans and leases for automotive, marine, recreational vehicle, heavy equipment and property improvement.

Relationships

Business is all about relationships. For the small business, a close relationship with a financial services provider is essential.

National City serves as a valuable partner for small businesses by providing timely and effective solutions to all their financial needs. As the fifth largest small-business lender in the country, National City is committed to helping small businesses grow.

This commitment includes understanding the customer’s needs and fulfilling them with outstanding products and services, ranging from traditional lending and deposit products to value-added treasury management and other financial services

[PHOTO]

Frank Linsalata (left), chairman of Linsalata Capital Partners, a middle-market venture capital group, relies on his broad relationship with National City and senior lending officer Tim Healy (center). One of Linsalata Capital’s acquisitions is The Tranzonic Companies, a manufacturer and distributor of health, safety and industrial products, headed by president Rich Sims (right).

[PHOTO]

Mortgage loan officer Denise Mortenson (left) takes technology on the road to simplify and speed up the mortgage application process for homebuyers like
Angela and Howard Bush. National City is the seventh largest originator of residential mortgage loans in the U.S.

Responsiveness

      In financial services, the speed at which customer needs are changing is matched only by the rapid advancement of technology available to meet those needs. The Internet, the ATM, telephone banking and interactive television—as well as the traditional branch, fully equipped with modern technology—all will have a vital role in delivering financial services in the future.

      To fully meet the needs of all customers, financial services providers will have to do business through a variety of channels. National City is positioning itself to provide its products and services seamlessly through whatever channels the customer prefers. We will continue to invest in new technologies that will increase efficiency and convenience.

Investing for the Future

      National City provides professional investment services to individuals, families and businesses.

      Through an integrated structure encompassing personal trust, investment management, private banking and brokerage, National City offers a single-source solution for clients to manage their personal and family wealth. Clients maintain relationships with skilled financial professionals, and state-of-the-art technology enables efficient access to trust, investment and brokerage services.

      National City’s primary objective is to produce sustainable, above-average investment performance. Offering 39 mutual funds, National City covers the full spectrum of investment styles. In 1999 seven mutual funds in the Armada® and Parkstone™ fund families earned impressive four- or five-star ratings from Morningstar, an industry rating service, for their relative performance over the previous five-year period.

      National City also provides professional investment services for businesses. The PlanWorks online reporting service allows 401(k) participants to check their balances, fund performances and elections in a secure, Internet-based environment. In a survey of stock transfer clients conducted by Group Five, Inc., National City’s stock transfer service was recognized as the industry leader in customer service and satisfaction in each of the last two years.

Helping Businesses and Entrepreneurs Grow

      National City provides a wide range of financial solutions to meet the unique needs of companies of all sizes.

      Serving more than 20,000 business clients, National City is a single source for integrated financial solutions, from traditional services such as business financing and treasury management, to specialties such as commercial finance, leasing and investment banking.

      A team orientation enables more than 600 experienced relationship managers to partner with product experts with specialized knowledge on a wide range of business challenges. National City has built top-tier performance through a consistent commitment to responsive local decision-making and quality credit underwriting.

      Specialized capabilities, including commercial finance, leasing, structured finance and syndications, complement traditional credit products. Each of these businesses was virtually non-existent five years ago, and they are growing to a scale where they can begin to have meaningful impact.

      In 1999 National City expanded its presence in the Chicago and Detroit metropolitan areas and opened an office serving corporate clients in the Philadelphia market. There are approximately 150 relationship managers covering these markets, versus 70 in 1998, and more will be added in 2000. These markets provide significant opportunity for growth given their high concentration of small- and middle-market businesses, as well as Fortune 1000 corporations.

      In 1999 National City’s small business services were consolidated into a single organizational structure to improve focus and provide direction to this important customer segment. National City is ranked as the fifth largest small-business bank in the U.S., and the opportunities to grow are significant.

Leading the Merchant Processing Business

      National City is a leading provider of merchant processing, travel and customized outsourcing and processing services through National Processing Company, Inc. National Processing is 88-percent owned by National City, and its stock trades separately on the New York Stock Exchange under the symbol NAP.

      In 1999 National Processing completed the divestiture of four business units, allowing it to concentrate on its core business. National Processing is the nation’s second largest processor of point-of-sale credit card transactions, serving approximately 160,000 merchants in 470,000 locations and processing one out of every six Visa(R) and MasterCard(R) transactions in the U.S. and more than $100 billion in transactions annually.

      From its leadership position in the merchant processing business, National Processing intends to drive future growth through improved operational efficiencies and further consolidation in the transaction processing industry, in an environment where credit and debit card transactions account for a growing share of the retail payment system.

[PHOTO]

National City has grown its automotive
finance business just as Ron Glavic
(right), president of Glavic Auto
Dealerships, grew his business from his
father’s first dealership to five current
locations, including Saturn of
Chagrin, where Betsi Staugh (center) is
general manager. National City dealer
finance manager Jeffrey Standen (left)
says lasting partnerships come from
exceeding dealers’ expectations.

FINANCIAL REVIEW

Earnings Summary

National City Corporation (“the Corporation” or “National City”) reported net income of $1,405.5 million, or $2.22 per diluted share, in 1999, compared to $1,070.7 million, or $1.61 per diluted share, in 1998, and $1,122.2 million, or $1.71 per diluted share, in 1997. Included in reported net income for 1999 were nonrecurring items which, while having no per share impact on the full year, did affect a number of reported income and expense line items. The combination of these items increased 1999 pre-tax income by $35.3 million but increased reported net income by only $1.3 million. Reported net income included after-tax merger and restructuring charges of $261.9 million, or $.39 per diluted share, in 1998, and a $34.9 million, or $.06 per diluted share, in 1997.

Excluding nonrecurring items, 1999 net income of $1,404.2 million increased 5.4% over 1998 net income of $1,332.6 million, compared to the 15.2% advance in 1998 net income from $1,157.1 million in 1997. On this same basis, net income per diluted share was $2.22, $2.00 and $1.77 in 1999, 1998 and 1997, respectively, representing increases of 11.0% in 1999 and 13.0% in 1998.

Excluding nonrecurring items, return on average common equity was 22.6% in 1999, up from 19.2% in 1998 and 18.8% in 1997 (Chart 1). On this same basis, return on average assets was 1.67% in 1999, compared to 1.66% in 1998 and 1.61% in 1997 (Chart 2).

Excluding nonrecurring items, “tangible” or “cash” earnings per diluted share were $2.33 in 1999, $2.10 in 1998 and $1.84 in 1997. This earnings per share presentation adjusts net income for the non-cash impact of intangible amortization expense. Return on tangible equity, which excludes the non-cash impact of intangibles amortization from net income and intangibles from average common equity, was 29.1% in 1999, compared to 23.5% in 1998 and 21.5% in 1997.

The following table reconciles net income before nonrecurring items to net income as reported in the Consolidated Financial Statements.

(In Thousands)	1999	1998	1997

Net income before nonrecurring items	$1,404,196	$1,332,608	$1,157,082

Gain on sale of Electronic Payment Services, Inc.	95,734	—	—
Gain on sale of Concord EFS, Inc. common stock	32,053	—	—
Gain on sale of Stored Value Systems, Inc.	6,050	—	—
Net loss on divestiture of National Processing business lines	(60,769)	—	—
Facilities charge	(28,604)	—	—
Executive contract obligations	(9,162)	—	—
Merger and restructuring charges	—	(379,376)	(65,902)

Net pre-tax nonrecurring income (expense)	35,302	(379,376)	(65,902)
Tax expense (benefit)	34,013	(117,449)	(31,014)

Net after-tax nonrecurring income (expense)	1,289	(261,927)	(34,888)

Net income as reported	$1,405,485	$1,070,681	$1,122,194

See Note 4 to the Consolidated Financial Statements for a more detailed discussion of the nonrecurring items.

CHART 1: RETURN ON AVERAGE COMMON EQUITY
(excludes nonrecurring items)

’94’	16.39
’95’	15.82
’96’	17.53
’97’	18.77
’98’	19.18
’99’	22.62
CHART 2: RETURN ON AVERAGE ASSETS
(excludes nonrecurring items)

’94’	1.23
’95’	1.18
’96’	1.47
’97’	1.61
’98’	1.66
’99’	1.67

Line of Business Results

National City’s operations are managed along six major lines of business: corporate banking, retail sales and distribution, consumer finance, asset management, National City Mortgage and National Processing. A description of each business, selected financial information and the methodologies used to measure financial performance are presented in Note 22 to the Consolidated Financial Statements beginning on page 44. The following table summarizes net income by line of business for each of the last three years:

(In Millions)	1999	1998	1997

Corporate banking	$399.4	$419.4	$350.5
Retail sales and distribution	516.2	508.6	466.1
Consumer finance	152.5	117.5	124.0
Asset management	146.6	126.7	93.1
National City Mortgage	77.7	69.5	24.3
National Processing	(32.7)	13.4	16.8
Parent and other	145.8	(184.4)	47.4

Consolidated net income	$1,405.5	$1,070.7	$1,122.2

Corporate banking net income was $399.4 million for 1999 compared to the $419.4 million earned in 1998. The decline in net income was due to an increase in the allocated provision for loan losses and a decrease in net interest income, partially offset by lower noninterest expense. The reduction in net interest income resulted from lower loan spreads and higher funding costs, offset in part by loan growth. Merger integration synergies led to the improvement in noninterest expense. The increase in corporate banking income for 1998 versus 1997 was attributable primarily to loan and fee income growth and lower credit costs.

Retail sales and distribution net income was $516.2 million for 1999, up from $508.6 million for 1998 and $466.1 million for 1997. Net income for 1999 increased due to growth in net interest income and lower noninterest expense, mostly offset by reduced branch sale gains. Improved deposit spreads drove the growth in 1999 net interest income. Cost efficiencies from merger integration savings and functional centralization efforts drove the decline in 1999 noninterest expense. Branch sale gains included in noninterest income were $9.5 million in 1999, $52.1 million in 1998 and $31.9 million in 1997. Excluding these gains, higher fee income also contributed to the improvement in operating results for 1999 and 1998. The increase in 1998 net income over 1997 principally resulted from an improved net interest margin and stronger fee income.

Consumer finance net income was $152.5 million, $117.5 million and $124.0 million in 1999, 1998 and 1997, respectively. Record loan origination volumes and the second half 1999 purchase acquisition of a leading wholesale originator of nonconforming residential mortgage loans drove the 1999 earnings increase. Net income for 1998 declined in comparison to 1997 primarily due to higher credit costs.

National Processing, Inc., National City’s 88%-owned item processing subsidiary, is a leading provider of merchant credit card processing services and corporate outsourcing solutions. The Corporation’s financial results included a net loss of $32.7 million in 1999 representing National City’s proportionate share of National Processing’s reported net loss compared to net income of $13.4 million in 1998 and $16.8 million in 1997. The net loss for 1999 stemmed from losses incurred on the divestiture of certain businesses. The divestitures also affected the comparability of revenue and expense, which was included for the entire 1998 and 1997 years, yet only included until the time of sale in the second quarter of 1999. Excluding the effect of the divested businesses, net income grew to $35.2 million in 1999, up from $22.1 million in 1998. An expanded merchant customer base and increased operating efficiencies led to the growth in net income in 1999. The decline in 1998 versus 1997 was due mainly to operating problems in the corporate outsourcing business.

Asset management, which includes institutional trust, brokerage and wealth management, reported net income of $146.6 million in 1999 and $126.7 million in 1998, representing increases of 15.6% and 36.2% over 1998 and 1997, respectively. New business and the strength of the equity markets drove the increases in net income.

National City Mortgage, a wholly-owned subsidiary of the Corporation, reported net income of $77.7 million, $69.5 million and $24.3 million in 1999, 1998 and 1997, respectively. A favorable interest rate environment in 1999 and 1998 fueled record origination volume which led to the strong operating results in both years.

The parent and other category for 1999 includes the effects of nonrecurring items other than the loss on the sale of the National Processing businesses. Excluding these items, parent and other net income in 1999 increased compared to 1998 due to more securities gains and a higher contribution from investment and funding activities. For 1998, the decline in the parent and other category reflects merger charges partially offset by securities gains.

Net Interest Income

The table beginning on the following page presents net interest income, interest spread and net interest margin for the five years 1995 through 1999, comparing daily average outstanding balances of earning assets and interest-bearing liabilities with the associated interest income and expense and the corresponding average rates earned and paid. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 1999, 1998 and 1997 were $36.9 million, $40.2 million and $43.0 million, respectively. Average outstanding loan balances include nonperforming loans and mortgage loans held for sale. Average outstanding securities balances are computed based on amortized cost and exclude unrealized gains and losses on securities available for sale.

FINANCIAL REVIEW (continued)

The primary source of the Corporation’s traditional banking revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, including interest-bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest-bearing liabilities. Changes in net interest income are most often measured through two statistics — interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for

	Daily Average Balance

(Dollars in Millions)	1999	1998	1997	1996	1995

Assets

Earning assets:

Loans:
Commercial	$22,359	$20,135	$16,837	$14,899	$14,044
Real estate — commercial	6,239	6,407	6,562	7,230	6,926
Real estate — residential	11,069	11,846	11,339	11,756	11,960
Consumer	15,189	13,499	12,113	12,055	11,754
Credit card	2,025	1,860	2,070	2,244	2,622
Home equity	3,312	3,102	2,702	2,258	1,998

Total loans	60,193	56,849	51,623	50,442	49,304

Securities:
Taxable	14,139	12,967	12,298	12,705	14,918
Tax-exempt	866	941	781	662	737

Total securities	15,005	13,908	13,079	13,367	15,655
Short-term investments	923	990	557	726	879

Total earning assets/ Total interest income/rates	76,121	71,747	65,259	64,535	65,838
Allowance for loan losses	(987)	(983)	(969)	(958)	(955)
Fair value appreciation of securities available for sale	129	530	316	170	4
Cash and demand balances due from banks	3,562	3,645	3,347	3,366	3,304
Properties and equipment, accrued income and other assets	5,466	5,114	3,989	3,811	3,641

Total assets	$84,291	$80,053	$71,942	$70,924	$71,832

Liabilities and stockholders’ equity

Interest bearing liabilities:
NOW and money market accounts	$16,804	$17,472	$15,467	$15,689	$14,537
Savings accounts	3,818	4,158	5,037	5,190	6,084
Time deposits of individuals	14,898	16,619	17,802	19,454	20,722
Other time deposits	3,053	4,009	3,161	2,799	2,722
Deposits in overseas offices	2,679	1,715	1,052	859	1,365
Federal funds borrowed	3,258	3,124	2,044	1,351	1,754
Security repurchase agreements	4,821	4,118	2,975	3,252	3,315
Borrowed funds	2,879	3,005	2,771	2,309	2,889
Long-term debt and capital securities	13,316	7,698	4,972	3,611	3,051

Total interest bearing liabilities/ Total interest expense/rates	65,526	61,918	55,281	54,514	56,439
Noninterest bearing deposits	11,473	9,945	9,230	9,188	8,800
Accrued expenses and other liabilities	1,061	1,225	1,265	1,239	1,140

Total liabilities	78,060	73,088	65,776	64,941	66,379
Preferred stock	31	28	—	56	186
Common stock	6,200	6,937	6,166	5,927	5,267

Total stockholders’ equity	6,231	6,965	6,166	5,983	5,453

Total liabilities and stockholders’ equity	$84,291	$80,053	$71,942	$70,924	$71,832

Net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

supporting funds represents the interest spread. The net interest margin is expressed as the percentage of net interest income to average earning assets. Both the interest spread and net interest margin are presented on a tax-equivalent basis. Because noninterest bearing sources of funds, or free funding, principally demand deposits and stockholders’ equity, also support earning assets, the net interest margin exceeds the interest spread.

Tax-equivalent net interest income increased $85.1 million to $3,037.0 million in 1999 from $2,951.9 million in 1998, which followed a $98.6 million increase from $2,853.3 million in 1997. A higher level of earning assets, partially

Interest					Average Rate

1999	1998	1997	1996	1995	1999	1998	1997	1996	1995

$1,749.9	$1,641.1	$1,441.7	$1,265.3	$1,233.4	7.83%	8.15%	8.56%	8.49%	8.78%
537.6	576.8	587.5	622.3	625.2	8.62	9.00	8.95	8.61	9.03
827.5	886.2	879.4	956.0	946.0	7.48	7.48	7.75	8.13	7.91
1,282.8	1,182.2	1,066.3	1,034.6	1,025.6	8.45	8.76	8.80	8.58	8.73
267.1	258.5	282.2	359.7	393.7	13.19	13.90	13.63	16.03	15.02
285.2	280.3	247.6	206.2	189.4	8.61	9.04	9.16	9.13	9.48

4,950.1	4,825.1	4,504.7	4,444.1	4,413.3	8.22	8.49	8.73	8.81	8.95

876.1	836.4	795.2	813.7	912.6	6.20	6.45	6.47	6.40	6.12
71.4	75.8	69.9	59.9	60.5	8.24	8.04	8.95	9.05	8.21

947.5	912.2	865.1	873.6	973.1	6.32	6.56	6.61	6.54	6.22
52.0	59.6	35.7	39.6	51.4	5.63	6.03	6.41	5.45	5.85

$5,949.6	$5,796.9	$5,405.5	$5,357.3	$5,437.8	7.82%	8.08%	8.28%	8.30%	8.26%

$519.6	$542.0	$497.6	$459.5	$423.1	3.09%	3.10%	3.22%	2.93%	2.91%
64.6	82.9	102.6	123.8	153.7	1.69	1.99	2.04	2.39	2.53
761.6	914.0	986.2	1,079.5	1,157.0	5.11	5.50	5.54	5.55	5.58
155.3	218.0	171.8	154.7	161.8	5.09	5.44	5.43	5.53	5.94
134.4	89.3	54.9	44.6	79.2	5.02	5.21	5.22	5.19	5.80
166.2	167.8	91.6	84.1	107.3	5.10	5.37	4.48	6.23	6.12
201.9	186.1	144.3	164.4	184.5	4.19	4.52	4.85	5.06	5.57
144.2	168.5	180.1	130.8	174.7	5.01	5.61	6.50	5.66	6.05
764.8	476.4	323.1	232.4	206.9	5.74	6.19	6.50	6.44	6.78

$2,912.6	$2,845.0	$2,552.2	$2,473.8	$2,648.2	4.45%	4.59%	4.62%	4.54%	4.69%

$3,037.0	$2,951.9	$2,853.3	$2,883.5	$2,789.6

					3.37%	3.49%	3.66%	3.76%	3.57%
					.62	.62	.71	.71	.67

					3.99%	4.11%	4.37%	4.47%	4.24%

FINANCIAL REVIEW (continued)

offset by a lower net interest margin, led to the increase in 1999. The lower margin primarily reflects the cost of funding the Corporation’s share repurchase program. Since the fourth quarter of 1998, the Corporation repurchased 62.6 million shares, for an aggregate cost of $2.1 billion, which resulted in incremental funding costs during 1999 of approximately $98 million and reduced the net interest margin by an estimated 13 basis points. Excluding the cost of funding the share repurchase program, tax-equivalent net interest income for 1999 would have increased an estimated 6.2% compared to 1998. Net interest income increased in 1998 as a result of the Fort Wayne National Corporation acquisition, which added $87 million to net interest income, and strong loan growth, partially offset by a lower net interest margin. The decline in the net interest margin was due primarily to the combination of a lower yield on earning assets, the reliance on higher-cost borrowed funds to fund loan growth and a lower contribution from free funds.

The net interest margin was 3.99% in 1999, 4.11% in 1998 and 4.37% in 1997. Consistent with industry trends, the Corporation’s net interest margin has been narrowing. That trend is a reflection of heightened price competition for traditional loan and deposit products. Recent increases in short-term interest rates by the Federal Reserve have also pressured the Corporation’s net interest margin. A planned mix shift in 1999 toward higher-yielding loans and away from thinner-spread investment securities and conventional residential mortgages has helped mitigate this trend.

Average earning assets were $76.1 billion in 1999, an increase of $4.4 billion, or 6.1%, from 1998. During 1998, average earning assets were $71.7 billion, up $6.5 billion, or 9.9%, from 1997. Loan production during both years contributed to the growth in earning assets and the resulting improvement in net interest income. During 1999, the Corporation focused on shifting the composition of its loan portfolio and growing the proportion of higher-yielding commercial and installment loans. Average loans in 1999, excluding real estate, were $42.9 billion, up 11.1% compared to 1998, and advanced 14.5% in 1998 versus 1997. A 12.5% increase in average consumer installment loans and an 11.0% increase in average commercial loans propelled the earning asset growth in 1999. Throughout much of 1999, the Corporation actively managed its real estate portfolio, reducing lower-yielding residential loans and paring back commercial real estate exposure in certain markets and property types. Acquisitions contributed approximately $3 billion of the total asset growth in 1998.

Average interest bearing liabilities were $65.5 billion in 1999 and $61.9 billion in 1998, increases of 5.8% and 12.0%, respectively. Although the Corporation has been successful in attracting new noninterest bearing demand deposits, loan growth has outpaced deposits and the Corporation has used purchased funds to support the higher level of earning assets and to fund the share repurchase program.

In order to manage exposure to changes in interest rates, the Corporation has entered into various derivative contracts. Interest rate derivatives contributed $51.3 million, $40.2 million and $42.3 million to net interest income for 1999, 1998 and 1997, respectively. The effects of changing interest rates are more fully discussed in the Market Risk Management discussion beginning on page 19.

The following table shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest bearing liabilities. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

	1999 vs 1998			1998 vs 1997

	Due to Change in			Due to Change in
			Net			Net
(In Millions)	Volume	Rate	Change	Volume	Rate	Change

Increase (decrease) in tax-equivalent interest income —

Loans:
Commercial	$179.6	$(70.8)	$108.8	$281.9	$(82.5)	$199.4
Real estate — commercial	(15.3)	(23.9)	(39.2)	(13.9)	3.2	(10.7)
Real estate — residential	(58.7)	—	(58.7)	36.6	(29.8)	6.8
Consumer	147.6	(47.0)	100.6	121.3	(5.4)	115.9
Credit card	23.2	(14.6)	8.6	(28.7)	5.0	(23.7)
Home equity	19.4	(14.5)	4.9	36.4	(3.7)	32.7
Securities	70.6	(35.3)	35.3	54.0	(6.9)	47.1
Short-term investments	(3.9)	(3.7)	(7.6)	27.7	(3.8)	23.9

Total	$362.5	$(209.8)	$152.7	$515.3	$(123.9)	$391.4

Increase (decrease) in interest expense —

Deposits:
NOW and money market accounts	$(20.7)	$(1.7)	$(22.4)	$65.8	$(21.4)	$44.4
Savings accounts	(6.8)	(11.5)	(18.3)	(17.6)	(2.1)	(19.7)
Time deposits of individuals	(94.5)	(57.9)	(152.4)	(65.6)	(6.6)	(72.2)
Purchased deposits	.4	(18.0)	(17.6)	81.2	(.6)	80.6
Short-term borrowings	33.9	(44.0)	(10.1)	131.0	(24.6)	106.4
Long-term debt and capital securities	348.4	(60.0)	288.4	177.2	(23.9)	153.3

Total	$260.7	$(193.1)	$67.6	$372.0	$(79.2)	$292.8

Increase in tax-equivalent net interest income			$85.1			$98.6

Noninterest Income

The following table provides details of noninterest income for the last three years:

(In Thousands)	1999	1998	1997

Item processing revenue	$416,782	$484,503	$393,115
Service charges on deposits	420,448	384,938	359,268
Trust and investment management fees	325,856	311,050	278,793
Mortgage banking revenue	389,292	327,247	158,544
Card-related fees	191,677	201,168	205,631
Brokerage revenue	104,031	90,477	75,374
Service fees — other	90,421	91,869	93,936
Other	262,887	288,431	201,732

Total fees and other income	2,201,394	2,179,683	1,766,393
Securities gains	106,307	134,459	81,239

Total noninterest income before nonrecurring income, net	2,307,701	2,314,142	1,847,632
Nonrecurring income, net	73,068	—	—

Total noninterest income	$2,380,769	$2,314,142	$1,847,632

The nonrecurring items referenced in the table above were comprised of gains on the sales of National City’s interest in Electronic Payment Services, Inc. and Stored Value Systems, Inc., partially offset by losses on the divestiture of certain business lines at National Processing, Inc., National City’s 88%-owned item processing subsidiary. Also affecting comparability was income from National Processing’s divested businesses being included in item processing revenue for the entire 1998 and 1997 years, yet only included until the time of sale in the second quarter of 1999. Excluding the effect of the divested businesses and nonrecurring items, fees and other income grew to $2,144.7 million, a 5.9% increase, from $2,026.2 million for 1998, with growth experienced in mortgage banking revenue, service charges on deposits, item processing revenue, trust and investment management fees, and brokerage revenue. Total fees and other income increased 23.4% in 1998, led by solid growth in most components of noninterest income. Lower service fees earned on securitized credit card receivables, which had begun to amortize, reduced card-related fees in 1998. The Fort Wayne acquisition added approximately $23 million to fees and other income in 1998, primarily within trust and investment management fees and service charges on deposits.

Total item processing revenue generated by National Processing declined in 1999 as a result of the divestiture of four business units. Item processing revenue from the core businesses was $360.1 million in 1999, up 8.8% from $331.0 million in 1998, and reflected increased consumer usage of credit and debit cards, as well as an expanded merchant customer base. In 1998, item processing revenue rose 23.2% due to acquisitions and an increase in merchant card revenue, offset by a decline in National Processing’s merchant check and remittance operations.

Service charges on deposits reached $420.4 million in 1999 and $384.9 million in 1998, representing increases of 9.2% and 7.1%, respectively. A higher volume of debit and other transactions as well as an increase in treasury management revenue led to the growth in both years. Improved deposit fee management and fee standardization implemented in connection with the Corporation’s reorganization along functional lines also contributed to the 1999 increase.

Trust and investment management fees, which includes both institutional trust and private investment management, increased 4.8% in 1999 and 11.6% in 1998. Successful sales efforts resulted in new business volume and along with equity market appreciation, led to the revenue growth in both years. Implementation of a uniform fee structure also contributed to higher fees earned in 1999. Investment management fees, based on the market value of assets, benefited from asset growth of 5.2%. At December 31, 1999, National City had total assets under administration of $147.9 billion, a $7.1 billion increase over year-end 1998, with $69.9 billion in assets under management, including $16.7 billion in National City’s proprietary Armada ® and Parkstone™ funds.

Card-related fees were $191.7 million in 1999, down from $201.2 million in 1998 and $205.6 million in 1997. Although the Corporation attracted new customers and account balances grew, the effect was more than offset by reduced servicing income from credit card securitizations.

Mortgage banking revenue advanced 19.0% in 1999 and 106.4% in 1998. Revenue growth was robust through most of 1999, although a higher interest rate environment in the latter half of the year slowed mortgage origination volume. Purchase acquisitions in the second half of 1999 of a wholesale originator of nonconforming residential mortgage loans, First Franklin Financial Companies, and the mortgage production units of AccuBanc Mortgage Corporation contributed $51.6 million to 1999’s mortgage banking revenue. A favorable interest rate environment drove revenue growth in 1998. Origination volume was $17.9 billion, $19.5 billion and $7.3 billion in 1999, 1998 and 1997, respectively. Strong origination volume led to the Corporation’s residential loan servicing portfolio climbing to $46.7 billion at December 31, 1999, up from $35.3 billion at December 31, 1998 and $24.9 billion at December 31, 1997. Mortgage banking revenue included gains on mortgage loans sold to the secondary market totaling $170.0 million, $165.5 million and $66.7 million in 1999, 1998 and 1997, respectively.

Brokerage revenue was up 15.0% in 1999 and 20.0% in 1998, propelled by successful retail sales efforts, increased marketing and strength in the equity markets. The increases posted in both years reflect strong retail brokerage sales, mutual fund and advisory fees, and investment banking revenue.

The decrease in 1999 other income was principally due to a $42.6 million decline in branch sale gains, partially offset by an $11.8 million increase in income from corporate-owned life insurance and a $10.2 million increase in income on leased equipment.

FINANCIAL REVIEW (continued)

Branch sale gains included in other income were $9.5 million, $52.1 million and $31.9 million in 1999, 1998 and 1997, respectively. The growth in other income in 1998 was largely attributable to an increase in the cash surrender value of corporate-owned life insurance, and higher income related to venture capital and trading activities.

Net realized securities gains and losses before nonrecurring items for the last three years are summarized as follows:

(In Thousands,
Except Per Share Amounts)	1999	1998	1997

Net realized gains (losses):
Debt securities	$12,187	$24,553	$(3,633)
Equity securities	94,120	109,906	84,872

Net pre-tax gains	106,307	134,459	81,239
Tax expense	37,207	47,061	28,434

Effect on net income	$69,100	$87,398	$52,805

Effect on net income per diluted share	$.11	$.13	$.08

Securities gains reported in the Consolidated Statements of Income included a nonrecurring pre-tax gain of $32.1 million from the sale of Concord EFS, Inc. common stock. See Note 4 to the Consolidated Financial Statements.

Noninterest Expense

The following table provides details of noninterest expense for the last three years:

(Dollars In Thousands)	1999	1998	1997

Salaries	$1,272,362	$1,309,820	$1,165,604
Benefits and other personnel	276,879	284,937	283,841
Equipment	209,774	212,871	204,862
Net occupancy	202,077	202,664	193,555
Third-party services	193,148	226,262	176,084
Credit card fees	149,260	139,416	126,108
Postage and supplies	125,880	141,525	130,491
Amortization of intangibles	75,351	65,186	49,140
Telephone	73,973	74,963	63,420
Marketing and public relations	64,548	63,608	69,083
State and local taxes	52,724	45,687	47,977
Travel and entertainment	51,847	52,621	47,325
Other	196,915	178,177	169,178

Total noninterest expense before nonrecurring expense	2,944,738	2,997,737	2,726,668

Nonrecurring expense	37,766	379,376	65,902

Total noninterest expense	$2,982,504	$3,377,113	$2,792,570

Full-time equivalent staff	38,054	41,218	40,630

Operating expense levels are often measured by the efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income. As Chart 3 illustrates, National City’s efficiency ratio, excluding nonrecurring items, has shown steady improvement over the last several years, moving down to 56.2% in 1999, from 58.4% in 1998 and 59.0% in 1997.

Noninterest expense, excluding nonrecurring items, for 1999 declined by $53.0 million, or 1.8%, compared to 1998. Merger integration savings and expense reductions from National Processing’s divestiture of business lines contributed to the decline. Partially offsetting these reductions were 1999 expenses added from purchase acquisitions, volume-related growth in the processing and other fee businesses, higher loan and lease processing costs from record originations, and information technology initiatives.

Nonrecurring expense in 1999 included charges of $28.6 million pursuant to a plan to improve the cost-efficiency of branch office facilities, along with $9.2 million for certain unrelated executive contract obligations. In 1998, nonrecurring expense represented merger and restructuring charges incurred in connection with the First of America Bank Corporation and Fort Wayne acquisitions. In 1997, nonrecurring expense included $33.3 million in costs associated with reorganizing National City’s six Ohio banking subsidiaries under a single statewide charter, $19.3 million in conjunction with the First of America merger and $13.3 million in severance and reorganization costs at National Processing.

The purchase acquisition of Fort Wayne added approximately $80 million to noninterest expense in 1998.

Salaries, benefits and other personnel costs increased in 1998 as a result of acquisitions but fell in 1999 as merger-related synergies were achieved. Incentive compensation increased in both years due to higher sales production.

Third-party service fees have fluctuated over the past three years. In 1999, the decline was primarily attributable to merger synergies leading to lower director, consulting and correspondent banking fees. In 1998, the increase in third-party service fees was due to the outsourcing of credit card processing, increased brokerage clearing fees and consulting costs.

Amortization of intangibles in both of the last two years increased due to goodwill and other intangible assets recorded in connection with 1999 and 1998 purchase acquisitions.

CHART 3: EFFICIENCY RATIO

94	65.22
95	65.27
96	61.78
97	59.02
98	58.42
99	56.21

Financial Condition

Average earning assets for 1999 were $76.1 billion compared to $71.7 billion in 1998 and $65.3 billion in 1997. Strong commercial and consumer loan originations contributed most prominently to the 6.1% increase in average earning assets during 1999. The 9.9% increase in 1998 over 1997 was primarily due to a 10.1% increase in average loans and a 9.3% increase in securities and other earning assets.

Loans: Loan balances at December 31 are summarized as follows:

(In Millions)	1999	1998	1997	1996	1995

Commercial	$23,403	$22,243	$18,218	$15,739	$15,437
Real estate — commercial	6,012	6,252	6,411	6,817	6,626
Real estate — residential	8,777	9,664	9,987	11,164	11,755
Consumer	15,986	14,823	12,357	12,009	11,662
Credit card	2,340	1,852	2,048	2,240	2,531
Home equity	3,686	3,177	2,973	2,473	2,116

Total loans	$60,204	$58,011	$51,994	$50,442	$50,127

The following table shows the percentage of loans in each category to total loans at year-end:

	1999	1998	1997	1996	1995

Commercial	38.9%	38.2%	35.1%	31.3%	30.8%
Real estate — commercial	10.0	10.8	12.3	13.5	13.2
Real estate — residential	14.6	16.7	19.2	22.1	23.5
Consumer	26.5	25.6	23.8	23.8	23.3
Credit card	3.9	3.2	3.9	4.4	5.0
Home equity	6.1	5.5	5.7	4.9	4.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial: Commercial loans grew in 1999 due to strong demand in local markets, aggressive sales efforts and competitive product offerings. The commercial lease portfolio, included in commercial loans, grew 30.8% to $1,211.2 million at December 31, 1999 from $926.1 million at December 31, 1998.

The majority of the commercial loan portfolio consists of loans made to middle-market customers in National City’s six-state market. The loan mix is diverse, covering a broad range and number of borrowers. There are no concentrations of loans in any one industry and as a matter of policy, emerging concentrations within a particular industry are continually monitored and controlled. International loans totaled $28.0 million and $41.0 million at December 31, 1999 and 1998, respectively.

An analysis of the maturity and interest rate sensitivity of commercial loans at December 31, 1999 follows:

	One Year	One to	Over
(In Millions)	or Less	Five Years	Five Years	Total

Variable rate	$8,221	$7,984	$2,187	$18,392
Fixed rate	1,195	2,822	994	5,011

Total	$9,416	$10,806	$3,181	$23,403

Commercial Real Estate: At December 31, 1999, total commercial real estate loans comprised 10.0% of the total loan portfolio, down from 10.8% at year-end 1998. During 1999, the Corporation deliberately reduced its commercial real estate exposure in certain markets and property types. The portfolio contains no known concentrations of real estate loans in any deteriorating economic areas.

Activities in commercial real estate are based primarily on relationships with developers who are active in National City’s local markets, with more than 90% of outstandings in National City’s six-state market.

Residential Real Estate: During the past few years, the Corporation has intentionally reduced its investment in lower-yielding residential real estate loans. Conversely, because the Corporation has sold most of its new residential real estate loan volume into the secondary market, the off-balance sheet portfolio of residential loans serviced for other investors has grown to $46.7 billion at year-end 1999, up from $35.3 billion at December 31, 1998 and $24.9 billion at December 31, 1997.

Consumer: 71% of the portfolio is comprised of installment loans of which a majority are automobile sales financing; 71% of installment loans are indirect and 97% are at fixed rates. Education loans represented another 17% of the consumer portfolio and totaled $2,696.9 million at December 31, 1999, up from $2,586.6 million at December 31, 1998. The auto lease portfolio is also included in consumer loans and grew 23.2% to $1,882.7 million at December 31, 1999 compared to $1,528.5 million at year-end 1998.

Credit Card: Increased promotional activities, along with loans being transferred back onto the balance sheet from the unwind of securitizations, led to the 1999 growth in credit card balances. In 1998, credit card balances declined as a result of attrition. Off-balance sheet securitized credit cards totaled $500 million and $770 million at December 31, 1999 and 1998, respectively.

Home Equity: As a result of the Corporation offering home equity loans nationally through all available distribution channels and to qualified customers along with their mortgage loan approval, the outstanding balances grew 16.0% in 1999, following a 6.9% increase in 1998.

FINANCIAL REVIEW (continued)

Securities: Securities balances at December 31 are summarized as follows:

(In Millions)	1999	1998	1997	1996	1995

U.S. Treasury and Federal agency debentures	$1,171	$1,212	$2,074	$3,171	$3,184
Mortgage-backed securities	9,629	9,719	8,224	7,420	9,535
Asset-backed and corporate debt securities	2,633	3,044	1,625	991	820
States and political subdivisions	826	917	824	723	685
Other securities	921	809	519	1,015	818

Total amortized cost	$15,180	$15,701	$13,266	$13,320	$15,042

Total fair value	$14,904	$16,119	$13,798	$13,412	$15,384

The Corporation uses securities to generate interest and dividend revenue, to manage interest rate risk and to provide liquidity to meet operating cash needs.

The securities portfolio yield at December 31, 1999 was 6.44%, compared to 6.40% at December 31, 1998. Net unrealized losses in the securities portfolio at December 31, 1999 totaled $275.9 million, compared to net unrealized gains of $418.4 million at December 31, 1998. The unrealized losses resulted from the increase in interest rates during 1999. Management believes the current declines in fair value are temporary.

Funding: Core deposits, the most significant source of funds, include noninterest bearing demand deposits, NOW and money market accounts, savings accounts and time deposits of individuals. Although successful sales campaigns attracted new customers and generated growth in non-interest bearing demand deposits, shifting customer preferences led to an overall decline in core deposits during 1999. The increase in average core deposits during 1998 was due to the acquisition of Fort Wayne, with the balance mix shifting toward money market products from savings and certificate of deposit accounts.

Short-term borrowings are comprised primarily of Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes and commercial paper. Short-term borrowings primarily fund short-term, rate sensitive earning-asset growth. During 1999 and 1998, the Corporation increased its reliance upon short-term borrowings and long-term debt to fund loan growth and its share repurchase program.

Average sources of funding for the Corporation are summarized as follows:

(In Millions)	1999	1998	1997	1996	1995

Core deposits	$46,993	$48,194	$47,536	$49,521	$50,143
Purchased deposits	5,732	5,724	4,213	3,658	4,087
Short-term borrowings	10,958	10,247	7,790	6,912	7,958
Long-term debt and capital securities	13,316	7,698	4,972	3,611	3,051

Total funding	$76,999	$71,863	$64,511	$63,702	$65,239

The percentage of each source of funding to total funding for the Corporation follows:

	1999	1998	1997	1996	1995

Core deposits	61.0%	67.1%	73.7%	77.7%	76.9%
Purchased deposits	7.4	8.0	6.5	5.7	6.3
Short-term borrowings	14.3	14.2	12.1	10.9	12.1
Long-term debt and capital securities	17.3	10.7	7.7	5.7	4.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Further detail of average deposits for the last five years are summarized as follows:

(In Millions)	1999	1998	1997	1996	1995

Noninterest bearing deposits	$11,473	$9,945	$9,230	$9,188	$8,800
NOW and money market accounts	16,804	17,472	15,467	15,689	14,537
Savings accounts	3,818	4,158	5,037	5,190	6,084
Time deposits of individuals	14,898	16,619	17,802	19,454	20,722

Core deposits	46,993	48,194	47,536	49,521	50,143

Other time deposits	3,053	4,009	3,161	2,799	2,722
Deposits in overseas offices	2,679	1,715	1,052	859	1,365

Purchased deposits	5,732	5,724	4,213	3,658	4,087

Total deposits	$52,725	$53,918	$51,749	$53,179	$54,230

A maturity distribution of certificates of deposit of $100,000 or more at December 31 follows:

(In Millions)	1999	1998

Due in:
3 months or less	$1,409	$2,415
3 to 6 months	533	572
6 to 12 months	828	557
Over 1 year	2,040	1,936

Total	$4,810	$5,480

Asset Quality

The Corporation’s various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and underwriting criteria.

Average loans by portfolio type follows:

(In Millions)	1999	1998	1997	1996	1995

Commercial	$22,359	$20,135	$16,837	$14,899	$14,044
Real estate — commercial	6,239	6,407	6,562	7,230	6,926
Real estate — residential	8,564	9,724	10,616	11,463	11,695
Consumer	15,189	13,499	12,113	12,055	11,754
Credit card	2,025	1,860	2,070	2,244	2,622
Home equity	3,312	3,102	2,702	2,258	1,998

Total	$57,688	$54,727	$50,900	$50,149	$49,039

Nonperforming Assets: A summary of nonaccrual and restructured loans and other nonperforming assets at December 31 follows:

(Dollars in Millions)	1999	1998	1997	1996	1995

Commercial:
Nonaccrual	$130.2	$95.4	$108.9	$119.6	$150.1
Restructured	.2	.4	1.1	3.5	10.6

Total commercial	130.4	95.8	110.0	123.1	160.7

Real estate mortgage:
Nonaccrual	137.0	120.2	123.4	104.5	137.3
Restructured	1.8	2.6	4.4	6.1	5.9

Total real estate mortgage	138.8	122.8	127.8	110.6	143.2

Total nonperforming loans	269.2	218.6	237.8	233.7	303.9
Other real estate owned (OREO)	19.9	29.9	35.5	48.7	52.5

Total nonperforming assets	$289.1	$248.5	$273.3	$282.4	$356.4

Loans 90 days past due accruing interest	$230.0	$209.5	$136.1	$133.8	$ 92.8

Nonperforming loans and OREO as a percent of:
Loans and OREO	.48%	.43%	.53%	.56%	.71%
Assets	.33	.28	.36	.39	.48
Equity	5.05	3.54	4.44	4.54	6.05

The increase in nonperforming loans in 1999 reflected the addition of several commercial credits in the healthcare, manufacturing and hospitality sectors, and higher delinquencies in residential real estate.

Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. A summary of actual income recorded on nonperforming loans versus their full contractual yields for each of the past five years follows:

(In Millions)	1999	1998	1997	1996	1995

Income potential based on original contract	$27.5	$44.7	$31.5	$35.3	$34.4
Actual income	11.4	10.2	13.1	15.9	15.2

Allowance for Loan Losses: The following table presents a reconciliation of the allowance for loan losses:

(Dollars in Millions)	1999	1998	1997	1996	1995

Balance at beginning of year	$970.2	$941.9	$958.7	$947.0	$934.6
Provision	249.7	201.4	225.4	239.9	205.0
Allowance related to loans acquired (sold)	.1	27.4	(19.5)	.1	11.6

Charge-offs:
Commercial	81.4	43.7	63.7	67.0	59.3
Real estate — commercial	6.9	9.3	8.1	6.1	7.8
Real estate — residential	6.6	9.0	7.2	11.1	27.8
Consumer	185.0	154.9	165.3	176.3	132.4
Credit card	101.0	95.7	111.8	115.3	108.0
Home equity	6.9	8.8	4.7	4.9	2.6

Total charge-offs	387.8	321.4	360.8	380.7	337.9

Recoveries:
Commercial	19.7	25.4	28.1	40.0	31.5
Real estate — commercial	8.7	7.3	7.2	4.0	3.8
Real estate — residential	1.1	.7	1.3	5.8	10.0
Consumer	83.4	64.3	78.6	80.8	67.0
Credit card	21.4	19.8	21.2	20.5	19.7
Home equity	4.0	3.4	1.7	1.3	1.7

Total recoveries	138.3	120.9	138.1	152.4	133.7

Net charge-offs	249.5	200.5	222.7	228.3	204.2

Balance at end of year	$970.5	$970.2	$941.9	$958.7	$947.0

Loans outstanding at December 31	$60,204	$58,011	$51,944	$50,442	$50,127

Allowance as a percentage of:
Loans	1.61%	1.67%	1.81%	1.90%	1.89%
Nonperforming loans	360.51	443.82	396.09	410.23	311.62

The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated. The methodologies used in developing the allocated and unallocated components are described in detail in the Allowance for Loan Losses section of Note 1 to the Consolidated Financial Statements.

FINANCIAL REVIEW (continued)

An allocation of the ending allowance for loan losses by portfolio type follows:

(In Millions)	1999	1998	1997	1996	1995

Commercial	$241.9	$217.8	$196.3	$197.0	$232.1
Real estate(a)	76.1	88.1	85.0	89.7	121.3
Consumer and home equity	149.7	135.6	154.3	153.9	152.5
Credit card	134.5	101.7	81.3	82.2	77.2
Unallocated	368.3	427.0	425.0	435.9	363.9

Total allowance	$970.5	$970.2	$941.9	$958.7	$947.0

(a)	Includes allowance allocated to both real estate — commercial and real estate — residential loan categories

Net charge-offs as a percentage of average loans by portfolio type follows:

	1999	1998	1997	1996	1995

Commercial	.28%	.09%	.21%	.18%	.20%
Real estate — commercial	(.03)	.03	.01	.03	.06
Real estate — residential	.06	.08	.06	.05	.15
Consumer	.67	.67	.72	.79	.56
Credit card	3.93	4.08	4.37	4.23	3.37
Home equity	.09	.17	.11	.16	.04

Total net charge-offs to average loans	.43%	.37%	.44%	.46%	.42%

The ratio of net charge-offs to average loans, including and excluding credit card loans, for the past six years is presented in Chart 4 as follows:

CHART 4: NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS

		Excluding
		Credit Card
	All Loans	Loans
94	0.36	0.21
95	0.42	0.25
96	0.46	0.28
97	0.44	0.27
98	0.37	0.24
99	0.43	0.31

Capital

The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. For further detail on capital ratios, see Note 13 to the Consolidated Financial Statements.

At December 31, 1999, total stockholders’ equity was $5.7 billion, compared to $7.0 billion at December 31, 1998. The repurchase of National City common stock and unrealized fair value depreciation in the available-for-sale securities portfolio led to the decline in stockholders’ equity. Book value per common share at December 31, 1999 and 1998, was $9.39 and $10.69, respectively. Book value per common share at December 31, 1999, included unrealized losses on securities available for sale of $.30 compared with unrealized gains of $.42 at year-end 1998.

During 1999, the Corporation repurchased 52.6 million shares of National City common stock. The 60 million-share authorization approved by the Board of Directors in October 1998, with 10 million shares purchased in the 1998 fourth quarter, was completed during 1999. As of December 31, 1999, 27.4 million shares remained under the 30 million-share authorization approved by the Board of Directors in October 1999 with an aggregate limit of $1.0 billion.

The total market capitalization of the Corporation was approximately $14.4 billion at December 31, 1999, and there were 70,545 common stockholders of record. National City’s common stock is traded on the New York Stock Exchange under the symbol “NCC.”

The dividend payout is continually reviewed by management and the Board of Directors. For the past three- and five-year periods, the dividend payout ratio has averaged 53.14% and 55.24%, respectively.

In December 1999, the Board of Directors declared a first quarter 2000 dividend of $.285 per common share, up from $.27 per common share in the 1999 fourth quarter, and representing a 9.6% increase over the dividend declared in December 1998. The current dividend is payable February 1 to stockholders of record on January 10, 2000. Since 1992, there have been 15 increases in the common stock dividend.

Liquidity Management

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the ability to acquire large deposits and issue bank notes in the local and national markets, and the capability to securitize or package loans for sale.

The parent company has four major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, the commercial paper market, a revolving credit agreement and access to the capital markets.

The main sources for parent company cash requirements have been dividends and returns of investment from its subsidiaries. At January 1, 2000, the amount of dividends the bank subsidiaries can pay to the parent company without prior regulatory approval was $1.4 billion, versus $904.6 million at January 1, 1999. The subsidiary banks declared dividends to the parent company of $432.8 million in 1999 and $752.2 million in 1998. Returns of investment from subsidiary banks totaled $1.4 billion in 1999 and $310.0 million in 1998.

As discussed in Item 1 of Form 10-K (page 48), subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 26 may not represent cash immediately available for the payment of cash dividends to National City’s stockholders.

Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support short-term cash needs.

National City has a $350 million revolving credit agreement with a group of unaffiliated banks which serves as a back-up liquidity facility. The agreement expires February 1, 2001, with a provision to extend the expiration date under certain circumstances. No borrowings have occurred under this facility.

The parent company also has in place a $300 million shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets.

Forward-Looking Statements

The sections that follow, Market Risk Management and Other, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions and the Corporation’s ability to execute its business plans, including effectively addressing Year 2000 issues. Although National City believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

Market Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. National City’s market risk is composed primarily of interest rate risk. Interest rate risk results from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, changes in relationships between rate indices and the potential exercise of explicit or embedded options. The Asset/ Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation’s Board of Directors.

Asset/Liability Management: The primary goals of asset/ liability management are to maximize net interest income and the net value of the Corporation’s future cash flows within the interest rate risk limits set by ALCO.

Interest Rate Risk Measurement: Interest rate risk is monitored primarily through the use of two complementary measures: earnings simulation modeling and net present value estimation. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed periodically and reviewed by ALCO.

Earnings Simulation Modeling: The Corporation’s net income is affected by changes in the absolute level of interest rates. The Corporation’s interest rate risk position is liability-sensitive; i.e., liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Conversely, net income should increase in a falling rate environment. Net income is also subject to changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as investment margins widen. Earnings are also affected by changes in spread relationships between key rate indices, such as the prime rate and the Federal funds rate.

The earnings simulation model forecasts the effects on income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships against earnings in a stable rate environment. This model includes assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Corporation’s own loans. Noncontractual deposit growth rates and pricing are assumed to follow historical patterns.

The most recent earnings simulation model projects net income would increase by approximately 2.4% of stable-rate net income if rates fall gradually by two percentage points over the next year. It projects a decrease of approximately 2.2% if the rates rise gradually by two percentage points. The projected decrease is within the ALCO guideline of minus 5.0%. According to the earnings simulation model,

FINANCIAL REVIEW (continued)
the Corporation’s sensitivity to interest rate changes declined during 1999. In response to higher rates in the second half of 1999, the Corporation’s sensitivity was lessened through reduced security reinvestment and the use of off-balance sheet financial instruments.

Net Present Value Estimation: The Net Present Value (“NPV”) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the earnings simulation model, which assumes rates will experience a gradual change and then stabilize at a particular level after one year, implied forward rates are used for the NPV measure. The NPV measure also assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation. As with earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected growth in the core deposit portfolios. These assumptions are applied consistently in both models.

At December 31, 1999, a 150 basis point immediate increase in rates was estimated to reduce NPV by 6.9%. Additionally, NPV was projected to increase by 1.0% if rates fell by 150 basis points. Policy limits restrict the amount of the estimated decline in NPV to 15.0%. During 1999, the Corporation’s NPV risk position grew more liability sensitive. The change in position primarily resulted from higher interest rates and repurchases of the Corporation’s own stock.

Summary information about the interest-rate risk measures at December 31 is presented below:

	1999	1998

One-Year Net Income Simulation Projection
-200 bp Ramp vs. Stable Rate	2.4%	2.2%
+200 bp Ramp vs. Stable Rate	-2.2%	-2.8%

Static Net Present Value Change
-150 bp Shock vs. Stable Rate	1.0%	-5.4%
+150 bp Shock vs. Stable Rate	-6.9%	-1.5%

Interest Rate Risk Management: Financial instruments used to manage interest rate risk include on-balance sheet investment securities and off-balance sheet interest rate derivatives, which include interest rate swaps, interest rate caps and floors, and exchange-traded futures and options contracts. Interest rate derivatives have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of the liquidity position. See Notes 1 and 20 to the Consolidated Financial Statements for further discussion of off-balance sheet derivatives.

Trading Risk Management:  The Corporation maintains a trading account primarily to provide investment products and risk management services to its customers and, to a lesser extent, to take proprietary risk positions. Trading risk is monitored on a regular basis through the use of the value-at-risk methodology (VAR). The Corporation primarily uses the historical simulation VAR method. VAR is defined as the potential overnight dollar loss from adverse market movements, with 97.5% confidence, based on historical prices and market rates. During 1999, the average, high and low VAR amounts were $.5 million, $.6 million and $.4 million, respectively, within the limit established by ALCO of $2.3 million. During 1998, the average, high, and low VAR amounts were $.5 million, $1.0 million and $.1 million, respectively. Month-end VAR estimates are monitored regularly. Trading income for 1999, 1998 and 1997 totaled $17.8 million, $22.5 million and $7.0 million, respectively.

Other

Year 2000:  During 1999, management completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition problems in computer systems, software and other operating equipment, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, National City has successfully managed the transition.

Although considered unlikely, unanticipated problems in National City’s core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, including interaction with the Corporation’s customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

Through 1999, the cost of the Year 2000 project totaled $61.5 million and included $18.6 million in capitalized costs incurred to replace non-compliant hardware and software and $42.9 million in costs primarily related to internal and external personnel who worked on the project. In 1999, project costs totaled $24.7 million and included $10.3 million in capitalized costs and $14.4 million in personnel-related costs. Final project costs of approximately $1.8 million are expected to be incurred in 2000 for ongoing monitoring and support activities.

STATISTICAL DATA

Consolidated Summary of Operations and Selected Financial Data(a)

	For the Calendar Year

(Dollars in Millions, Except Per
Share Amounts)	1999	1998	1997	1996	1995	1994	1993	1992

Interest Income
Loans	$4,938	$4,812	$4,487	$4,425	$4,383	$3,673	$3,420	$3,540
Securities	922	885	840	854	966	911	945	1,041
Other	53	60	36	40	52	20	14	56

Total interest income	5,913	5,757	5,363	5,319	5,401	4,604	4,379	4,637

Interest Expense
Deposits	1,636	1,846	1,813	1,862	1,975	1,479	1,547	1,949
Other	1,277	999	739	612	673	420	187	153

Total interest expense	2,913	2,845	2,552	2,474	2,648	1,899	1,734	2,102

Net Interest Income	3,000	2,912	2,811	2,845	2,753	2,705	2,645	2,535

Provision for Loan Losses	250	201	225	240	205	196	228	305

Net interest income after provision for loan losses	2,750	2,711	2,586	2,605	2,548	2,509	2,417	2,230

Fees and Other Income Before Nonrecurring Income	2,202	2,180	1,766	1,528	1,332	1,274	1,202	1,099

Securities Gains	106	134	81	109	42	35	59	100
Nonrecurring income(b)	73	—	—	—	—	—	—	—

Total noninterest income	2,381	2,314	1,847	1,637	1,374	1,309	1,261	1,199

Noninterest Expense Before Nonrecurring Expense	2,945	2,998	2,727	2,725	2,690	2,635	2,540	2,597
Nonrecurring expense(b)	38	379	66	75	24	—	—	—

Total noninterest expense	2,983	3,377	2,793	2,800	2,714	2,635	2,540	2,597

Income before income taxes and cumulative effect of accounting changes	2,148	1,648	1,640	1,442	1,208	1,183	1,138	832

Income Taxes	743	577	518	448	380	364	334	256

Income before cumulative effect of accounting changes	1,405	1,071	1,122	994	828	819	804	576
Cumulative effect of accounting changes, net	—	—	—	—	—	—	60	(21)

Net Income	$1,405	$1,071	$1,122	$994	$828	$819	$864	$555

Per Common Share
Diluted net income	$2.22	$1.61	$1.71	$1.48	$1.22	$1.21	$1.25	$.82
Diluted net income — before nonrecurring items(b)	2.22	2.00	1.77	1.55	1.25	1.21	1.25	.82
Dividends declared	1.085	.97	.86	.94	.65	.59	.53	.47
Dividends paid	1.06	.94	.84	.74	.65	.59	.53	.47
Average common shares — diluted	632.45	665.72	655.47	673.10	676.48	674.85	691.68	677.63

Financial Ratios
Return on average common equity	22.64%	15.40%	18.20%	16.69%	15.44%	16.39%	18.38%	13.72%
Return on average common equity — before nonrecurring items(b)	22.62	19.18	18.77	17.53	15.82	16.39	18.38	13.72
Return on average assets	1.67	1.34	1.56	1.40	1.15	1.23	1.37	.91
Return on average assets — before nonrecurring items (b)	1.67	1.66	1.61	1.47	1.18	1.23	1.37	0.91
Average stockholders’ equity to average assets	7.39	8.70	8.57	8.44	7.59	7.62	7.88	7.27
Dividend payout ratio	48.87	60.25	50.29	63.51	53.28	48.76	42.40	57.32
Net interest margin	3.99	4.11	4.37	4.47	4.24	4.53	4.71	4.68

At Year-End
Assets	$87,121	$88,246	$75,779	$72,918	$74,142	$70,438	$66,395	$62,469
Loans(c)	62,935	61,519	53,244	50,886	50,543	47,536	42,996	39,708
Securities	14,904	16,119	13,798	13,412	15,384	15,338	16,441	15,525
Deposits	50,066	58,247	52,617	53,619	54,923	54,755	51,388	51,228
Long-term debt	15,038	9,689	6,297	3,516	3,515	2,693	1,515	1,264
Common stockholders’ equity	5,698	6,977	6,158	6,216	5,706	4,851	5,120	4,269
Total stockholders’ equity	5,728	7,013	6,158	6,216	5,892	5,039	5,318	4,582
Common shares outstanding	607.06	652.65	631.39	661.72	650.96	652.68	665.66	653.40

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Calendar Year

(Dollars in Millions, Except Per
Share Amounts)	1991	1990	1989

Interest Income
Loans	$3,869	$4,110	$3,984
Securities	1,052	1,025	934
Other	120	128	158

Total interest income	5,041	5,263	5,076

Interest Expense
Deposits	2,513	2,762	2,648
Other	212	295	307

Total interest expense	2,725	3,057	2,955

Net Interest Income	2,316	2,206	2,121

Provision for Loan Losses	394	484	298

Net interest income after provision for loan losses	1,922	1,722	1,823

Fees and Other Income Before Nonrecurring Income	957	888	773

Securities Gains	50	—	13
Nonrecurring income(b)	—	—	—

Total noninterest income	1,007	888	786

Noninterest Expense Before Nonrecurring Expense	2,309	2,177	1,933
Nonrecurring expense(b)	—	—	—

Total noninterest expense	2,309	2,177	1,933

Income before income taxes and cumulative effect of accounting changes	620	433	676

Income Taxes	161	143	162

Income before cumulative effect of accounting changes	459	290	514
Cumulative effect of accounting changes, net	—	—	—

Net Income	$459	$290	$514

Per Common Share
Diluted net income	$.71	$.46	$.81
Diluted net income — before nonrecurring items(b)	.71	.46	.81
Dividends declared	.47	.47	.32
Dividends paid	.47	.47	.42
Average common shares — diluted	641.67	626.82	631.40

Financial Ratios
Return on average common equity	12.60%	8.11%	15.26%
Return on average common equity — before nonrecurring items(b)	12.60	8.11	15.26
Return on average assets	.80	.53	1.00
Return on average assets — before nonrecurring items (b)	0.80	0.53	1.00
Average stockholders’ equity to average assets	7.00	6.96	7.08
Dividend payout ratio	66.20	102.17	39.51
Net interest margin	4.59	4.62	4.78

At Year-End
Assets	$61,443	$57,417	$54,633
Loans(c)	38,723	37,492	35,460
Securities	14,327	12,003	11,222
Deposits	50,370	47,537	44,240
Long-term debt	780	575	568
Common stockholders’ equity	3,756	3,492	3,527
Total stockholders’ equity	4,159	3,719	3,757
Common shares outstanding	608.65	611.14	613.25

(a)	Prior period amounts have been restated for stock splits and pooling-of-interests transactions.
(b)	Nonrecurring items for 1999 are discussed in Note 4 to the Consolidated Financial Statements. For periods prior to 1999, nonrecurring items are solely comprised of merger and restructuring expenses.
(c)	Includes mortgage loans held for sale.

REPORT OF MANAGEMENT

The management of National City Corporation has prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include amounts that are based on management’s best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

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

The Audit Committee, consisting entirely of outside directors, meets regularly with management, internal auditors and independent auditors, and reviews audit plans and results as well as management’s actions taken in discharging responsibilities for accounting, financial reporting and internal controls. Ernst & Young LLP, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

National City Corporation assessed its internal control system as of December 31, 1999 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1999, its system of internal control met those criteria.

Cleveland, Ohio

January 20, 2000

/s/ David A. Daberko David A. Daberko	/s/ Robert G. Siefers Robert G. Siefers
Chairman and Chief Executive Officer	Vice Chairman and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders

National City Corporation
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of National City’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Cleveland, Ohio

January 20, 2000

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

	December 31

(Dollars in Thousands, Except Per Share Amounts)	1999	1998

Assets

Loans:
Commercial	$23,402,556	$22,243,114
Real estate — commercial	6,012,016	6,251,879
Real estate — residential	8,777,422	9,664,115
Consumer	15,986,133	14,822,759
Credit card	2,339,658	1,852,635
Home equity	3,686,119	3,176,664

Total loans	60,203,904	58,011,166
Allowance for loan losses	(970,463)	(970,243)

Net loans	59,233,441	57,040,923
Mortgage loans held for sale	2,731,166	3,507,487
Securities available for sale, at fair value	14,904,343	16,119,370
Federal funds sold and security resale agreements	556,351	930,492
Other short-term investments	231,099	218,149
Cash and demand balances due from banks	3,480,756	4,783,491
Properties and equipment	1,127,980	1,184,395
Accrued income and other assets	4,856,363	4,461,325

Total Assets	$87,121,499	$88,245,632

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest bearing deposits	$11,182,681	$10,911,926
NOW and money market accounts	16,561,494	18,610,832
Savings accounts	3,470,700	4,021,113
Time deposits of individuals	14,700,944	15,869,440
Other time deposits	2,897,166	3,862,437
Deposits in overseas offices	1,253,325	4,971,161

Total deposits	50,066,310	58,246,909
Federal funds borrowed and security repurchase agreements	5,182,506	9,427,309
Borrowed funds	9,772,611	2,117,916
Long-term debt	14,858,014	9,009,448
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely debentures of the Corporation	180,000	679,895
Accrued expenses and other liabilities	1,334,325	1,751,247

Total Liabilities	81,393,766	81,232,724

Stockholders’ Equity:
Preferred Stock, stated value $50 per share, authorized 5,000,000 shares, outstanding 604,652 shares in 1999 and 721,954 shares in 1998	30,233	36,098
Common stock, par value $4 per share, authorized 1,400,000,000 shares, outstanding 607,058,364 shares in 1999 and 652,654,720 shares in 1998	2,428,234	1,305,309
Capital surplus	782,960	1,968,751
Retained earnings	2,665,674	3,430,672
Accumulated other comprehensive income	(179,368)	272,078

Total Stockholders’ Equity	5,727,733	7,012,908

Total Liabilities and Stockholders’ Equity	$87,121,499	$88,245,632

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statements of Income

	For the Calendar Year

(Dollars in Thousands, Except Per Share Amounts)	1999	1998	1997

Interest Income
Loans	$4,938,372	$4,811,735	$4,486,529

Securities:
Taxable	826,332	793,461	755,408
Exempt from Federal income taxes	48,000	48,831	45,043
Dividends	47,918	42,969	39,821
Federal funds sold and security resale agreements	37,862	43,793	20,225
Other short-term investments	14,125	15,888	15,486

Total interest income	5,912,609	5,756,677	5,362,512

Interest Expense
Deposits	1,635,533	1,846,276	1,813,251
Federal funds borrowed and security repurchase agreements	368,061	353,882	235,882
Borrowed funds	144,232	168,507	180,082
Long-term debt and capital securities	764,761	476,364	322,959

Total interest expense	2,912,587	2,845,029	2,552,174

Net Interest Income	3,000,022	2,911,648	2,810,338

Provision for Loan Losses	249,674	201,400	225,367

Net interest income after provision for loan losses	2,750,348	2,710,248	2,584,971

Noninterest Income
Item processing revenue	416,782	484,503	393,115
Service charges on deposits	420,448	384,938	359,268
Trust and investment management fees	325,856	311,050	278,793
Mortgage banking revenue	389,292	327,247	158,544
Card-related fees	191,677	201,168	205,631
Other	498,354	470,777	371,042

Total fees and other income	2,242,409	2,179,683	1,766,393
Securities gains	138,360	134,459	81,239

Total noninterest income	2,380,769	2,314,142	1,847,632

Noninterest Expense
Salaries, benefits and other personnel	1,558,403	1,594,757	1,449,445
Equipment	209,774	212,871	204,862
Net occupancy	202,077	202,664	193,555
Third-party services	193,148	226,262	176,084
Merger and restructuring	—	379,376	65,902
Other	819,102	761,183	702,722

Total noninterest expense	2,982,504	3,377,113	2,792,570

Income before income tax expense	2,148,613	1,647,277	1,640,033
Income tax expense	743,128	576,596	517,839

Net Income	$1,405,485	$1,070,681	$1,122,194

Net Income Per Common Share
Basic	$2.25	$1.64	$1.74
Diluted	2.22	1.61	1.71

Average Common Shares Outstanding
Basic	623,623,811	652,011,504	644,447,784
Diluted	632,452,146	665,720,330	655,465,168

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred	Common	Capital	Retained
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings

Balance, January 1, 1997	$—	$1,179,897	$1,079,522	$3,800,658

Comprehensive income:
Net income				1,122,194
Other comprehensive income, net of tax: Change in unrealized gains and losses on securities of $242,408, net of reclassification adjustment for gains included in net income of $52,805
Total comprehensive income
Common dividends declared, $.86 per share				(369,370)
Common dividends declared of pooled company, prior to merger				(116,393)
Issuance of 6,698,926 common shares under corporate stock and dividend reinvestment plans		13,397	66,599
Purchase of 36,150,000 common shares		(72,300)	(199,082)	(702,363)
Issuance of 402,240 common shares pursuant to acquisitions		804	8,910
Stock dividend declared of pooled company, prior to merger		140,992	152,971	(293,963)

Balance, December 31, 1997	$—	$1,262,790	$1,108,920	$3,440,763

Comprehensive income:
Net income				1,070,681
Other comprehensive income, net of tax: Change in unrealized gains and losses on securities of $13,689, net of reclassification adjustment for gains included in net income of $87,398
Total comprehensive income
Common dividends declared, $.97 per share				(637,099)
Preferred dividends declared				(2,182)
Issuance of 9,584,990 common shares under corporate stock and dividend reinvestment plans		19,170	185,835
Purchase of 10,000,000 common shares		(20,000)	(17,041)	(310,667)
Net issuance of 21,620,168 common shares and 739,976 preferred shares pursuant to acquisition	36,999	43,240	690,245	(130,824)
Conversion of 18,022 shares of preferred stock to 54,590 common shares	(901)	109	792

Balance, December 31, 1998	$36,098	$1,305,309	$1,968,751	$3,430,672

Comprehensive income:
Net income				1,405,485
Other comprehensive income, net of tax: Change in unrealized gains and losses on securities of $(361,512), net of reclassification adjustment for gains included in net income of $89,934
Total comprehensive income
Common dividends declared, $1.085 per share				(669,699)
Preferred dividends declared				(1,749)
Issuance of 6,471,813 common shares under corporate stock and dividend reinvestment plans		16,776	121,455
Purchase of 52,595,200 common shares		(128,805)	(82,225)	(1,499,035)
Issuance of 171,719 common shares pursuant to acquisition		687	3,381
Conversion of 117,302 shares of preferred stock to 355,312 common shares	(5,865)	745	5,120
Stock split		1,233,522	(1,233,522)

Balance, December 31, 1999	$30,233	$2,428,234	$782,960	$2,665,674

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Income	Total

Balance, January 1, 1997	$156,184	$6,216,261

Comprehensive income:
Net income		1,122,194
Other comprehensive income, net of tax: Change in unrealized gains and losses on securities of $242,408, net of reclassification adjustment for gains included in net income of $52,805	189,603	189,603

Total comprehensive income		1,311,797
Common dividends declared, $.86 per share		(369,370)
Common dividends declared of pooled company, prior to merger		(116,393)
Issuance of 6,698,926 common shares under corporate stock and dividend reinvestment plans		79,996
Purchase of 36,150,000 common shares		(973,745)
Issuance of 402,240 common shares pursuant to acquisitions		9,714
Stock dividend declared of pooled company, prior to merger		—

Balance, December 31, 1997	$345,787	$6,158,260

Comprehensive income:
Net income		1,070,681
Other comprehensive income, net of tax: Change in unrealized gains and losses on securities of $13,689, net of reclassification adjustment for gains included in net income of $87,398	(73,709)	(73,709)

Total comprehensive income		996,972
Common dividends declared, $.97 per share		(637,099)
Preferred dividends declared		(2,182)
Issuance of 9,584,990 common shares under corporate stock and dividend reinvestment plans		205,005
Purchase of 10,000,000 common shares		(347,708)
Net issuance of 21,620,168 common shares and 739,976 preferred shares pursuant to acquisition		639,660
Conversion of 18,022 shares of preferred stock to 54,590 common shares		—

Balance, December 31, 1998	$272,078	$7,012,908

Comprehensive income:
Net income		1,405,485
Other comprehensive income, net of tax: Change in unrealized gains and losses on securities of $(361,512), net of reclassification adjustment for gains included in net income of $89,934	(451,446)	(451,446)

Total comprehensive income		954,039
Common dividends declared, $1.085 per share		(669,699)
Preferred dividends declared		(1,749)
Issuance of 6,471,813 common shares under corporate stock and dividend reinvestment plans		138,231
Purchase of 52,595,200 common shares		(1,710,065)
Issuance of 171,719 common shares pursuant to acquisition		4,068
Conversion of 117,302 shares of preferred stock to 355,312 common shares		—
Stock split		—

Balance, December 31, 1999	$(179,368)	$5,727,733

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statements of Cash Flows

	For the Calendar Year

(In Thousands)	1999	1998	1997

Operating Activities
Net income	$1,405,485	$1,070,681	$1,122,194

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	249,674	201,400	225,367
Depreciation and amortization of properties and equipment	160,445	156,214	152,303
Amortization of intangibles and servicing rights	179,617	129,756	74,931
Amortization of premiums/discounts on securities and debt	(10,697)	1,717	1,092
Securities gains	(138,360)	(134,459)	(81,239)
Other gains and losses, net	(264,087)	(235,656)	(135,773)
Originations and purchases of mortgage loans held for sale	(17,911,207)	(19,468,702)	(7,273,818)
Proceeds from sales of mortgage loans held for sale	18,610,242	14,642,818	6,525,601
Deferred income taxes	298,978	230,093	113,781
(Increase) decrease in interest receivable	(73,122)	(8,180)	79,611
Increase (decrease) in interest payable	104,464	(78,669)	6,648
Merger and restructuring charges	—	379,376	65,902
Net change in other assets/liabilities	(621,072)	(764,576)	(360,148)

Net cash provided by (used in) operating activities	1,990,360	(3,878,187)	516,452

Lending and Investing Activities
Net decrease (increase) in short-term investments	361,191	(509,633)	410,820
Purchases of available-for-sale securities	(5,140,076)	(14,848,366)	(6,658,951)
Proceeds from sales of available-for-sale securities	2,734,712	9,957,772	4,157,999
Proceeds from maturities and prepayments of available-for-sale securities	3,099,308	3,662,739	2,247,546
Net increase in loans	(2,793,683)	(1,902,952)	(1,904,919)
Proceeds from sales of loans	802,251	285,289	136,057
Net increase in properties and equipment	(141,005)	(230,156)	(142,727)
Acquisitions/disposals	(234,566)	157,632	42,207

Net cash used in lending and investing activities	(1,311,868)	(3,427,675)	(1,711,968)

Deposit and Financing Activities
Net (decrease) increase in Federal funds borrowed and security repurchase agreements	(4,244,803)	4,331,739	(345,618)
Net increase (decrease) in borrowed funds	7,333,108	(2,177,174)	1,312,406
Net (decrease) increase in noninterest bearing, savings, NOW and money market accounts, and deposits in overseas offices	(6,046,832)	4,715,556	152,101
Net decrease in time deposits	(2,133,767)	(1,636,016)	(1,153,790)
Repayment of long-term debt and capital securities	(2,320,643)	(1,770,596)	(407,589)
Proceeds from issuance of long-term debt, net	7,672,035	5,045,431	3,187,751
Dividends paid	(668,491)	(596,193)	(477,931)
Issuances of common stock	138,231	205,005	79,996
Repurchases of common stock	(1,710,065)	(347,708)	(973,745)

Net cash (used in) provided by deposit and financing activities	(1,981,227)	7,770,044	1,373,581

Net (decrease) increase in cash and demand balances due from banks	(1,302,735)	464,182	178,065
Cash and demand balances due from banks, January 1	4,783,491	4,319,309	4,141,244

Cash and demand balances due from banks, December 31	$3,480,756	$4,783,491	$4,319,309

Supplemental Disclosures
Interest paid	$2,805,805	$2,992,709	$2,545,518
Income taxes paid	389,938	242,892	337,499
Common and preferred stock issued in purchase acquisitions	4,068	787,184	9,714

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

National City Corporation (“National City” or “the Corporation”) is a diversified financial services company headquartered in Cleveland, Ohio. National City operates banks and other financial service subsidiaries principally in Ohio, Michigan, Pennsylvania, Indiana, Kentucky and Illinois. Principal activities include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and item processing.

1.	Summary of Significant Accounting Policies

The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation:  The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation. All common share and per share information has been restated to reflect the Corporation’s two-for-one stock split declared on June 30, 1999, effective July 26, 1999.

Business Combinations:   Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.

Other business combinations have been accounted for under the pooling-of-interests method of accounting which requires the assets, liabilities and stockholders’ equity of the merged entity to be retroactively combined with the Corporation’s respective accounts at recorded value. Prior period financial statements have been restated to give effect to business combinations accounted for under this method.

Loans:  Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of cost or market, as calculated on an aggregate basis.

Loan origination fees and certain direct costs are amortized as an adjustment to the yield over the estimated lives of the related loans.

Loans are classified as nonperforming based on management’s judgment and requirements established by bank regulatory agencies. Commercial and residential real estate loans are designated as nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an individual analysis of a borrower’s creditworthiness indicates that a credit should be placed on nonaccrual status, unless the loan is adequately collateralized and in the process of collection. Consumer loans are reported as “90 days past due accruing interest” once the 90-day criterion has been met and are charged off in the month in which the loan becomes 120 days past due. All loans considered impaired are included in nonperforming loans. Generally, when loans are classified as nonperforming, including those considered impaired, unpaid accrued interest is written off and future income may be recorded only on a cash basis after recovery of principal is reasonably assured.

Allowance for Loan Losses:   The allowance for loan losses is that amount believed adequate to absorb estimated credit losses in the portfolio based on management’s evaluation of various factors including overall growth in the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay (including the timing of future payments), prior and current loss experience, and economic conditions. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors.

The allowance established for certain impaired loans is determined based on the fair value of the investment measured using either the present value of expected future cash flows based on the initial effective interest rate on the loan, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The allowance for loan losses consists of the allocated component and the unallocated component. The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The allocated component of the allowance for loan losses also includes management’s determination of the amounts necessary for concentrations and changes in portfolio mix and volume.

The unallocated portion of the allowance is determined based on management’s assessment of general economic conditions as well as specific economic factors in the individual markets in which National City operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation’s historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Securities and Trading Account Assets:   Trading account assets are held for resale in anticipation of short-term market movements and are carried at market value. Gains and losses, both realized and unrealized, are included in other income. Trading assets totaled $20.9 million and $17.4 million at December 31, 1999 and 1998, respectively.

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

Equity-Related Investments:   Equity investments of the Corporation’s venture capital and small business investment subsidiaries are included in other assets. These investments are carried at estimated fair value with changes in fair value recognized in other noninterest income. The fair values of publicly traded investments are determined using quoted market prices adjusted for sales restrictions or market illiquidity. Investments that are not publicly traded are carried at cost together with any other-than-temporary valuation adjustments determined appropriate by management. This adjusted cost basis approximates fair value.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase: Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Corporation’s policy to take possession of securities purchased under resale agreements, which are primarily U.S. government and Federal agency securities. The market value of the collateral is monitored and additional collateral obtained when deemed appropriate. The Corporation also monitors its exposure with respect to securities borrowed transactions and requests the return of excess collateral as required.

Intangibles:  The excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination (goodwill) is included in other assets. Goodwill related to bank acquisitions is amortized on a straight-line basis over varying periods not exceeding 25 years. Goodwill related to nonbank acquisitions is amortized on a straight-line basis over varying periods not exceeding 40 years. Other identified intangibles are amortized over a period not exceeding 10 years. On a periodic basis, management reviews goodwill and other intangible assets to determine if events or changes in circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recorded.

Mortgage Servicing Rights:   The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Capitalized mortgage servicing rights are included in other assets and totaled $785.0 million and $564.0 million at December 31, 1999 and 1998, respectively. The value of the mortgage servicing rights is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To protect the value of the servicing assets from prepayment risk, the Corporation uses off-balance sheet financial instruments such as interest rate swaps and interest rate caps and floors. The carrying value and fair value asso- ciated with these off-balance sheet financial instruments is considered when evaluating the servicing assets for impairment. Impairment is assessed on a disaggregated basis by individual strata. Servicing rights are stratified by origination period and interest rate. To the extent the carrying value of the servicing assets and hedging instruments exceed their fair value, a valuation reserve is established.

Depreciable Assets:   Properties and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life.

Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The provisions of this statement establish when an impairment loss should be recognized and how it should be measured.

Derivative Financial Instruments:

Interest Rate Risk Management:   As part of managing the Corporation’s interest rate risk, a variety of derivative financial instruments are used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. These derivative financial instruments consist primarily of interest rate swaps, interest rate caps and floors, interest rate futures, and forwards and options. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the associated balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is accrued. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or in other assets or other liabilities. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses on these contracts are not recognized on the balance sheet, except for those contracts linked to available-for-sale securities, which are carried at fair value with changes in market value, net of interest accruals, recorded as other comprehensive income within stockholders’ equity, net of tax.

Mortgage Servicing Rights Risk Management:   Net cash flows related to derivative financial instruments used to hedge the value of mortgage servicing rights are recognized as adjustments to the carrying value of the mortgage servicing rights and are amortized over the life of the mortgage servicing portfolio. Unrealized gains and losses are not recognized on the balance sheet but are considered when evaluating the recoverability of the servicing rights.

Trading:  The Corporation also enters into derivative financial agreements for trading purposes. These transactions are executed primarily with the Corporation’s customers to facilitate their interest rate and foreign currency risk management strategies. Derivative instruments used for trading include interest rate swaps, interest rate caps and floors, and interest rate and foreign exchange futures, forwards and options. Changes in market value (both realized and unrealized) are recorded in other income.

Stock-Based Compensation:   The Corporation’s stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123, Stock-Based Compensation, allows a company to recognize stock-based compensation using a fair-value based method of accounting if it so elects. The Corporation has elected not to adopt the recognition provisions of SFAS No. 123.

Income Taxes:  The Corporation and its subsidiary file a consolidated Federal income tax return. The provision for income taxes is based upon income for financial statement purposes, rather than amounts reported on the Corporation’s income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Treasury Stock:  Acquisitions of treasury stock are recorded on the par value method, which requires the cash paid to be allocated to common or preferred stock, surplus and retained earnings.

2.	Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities:  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement’s effective date. The impact of adopting the provisions of this statement on National City’s financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use at that time.

3.	Mergers and Acquisitions

On November 1, 1999, National City acquired the retail, wholesale and telemarketing production units of AccuBanc Mortgage Corporation, a single-family residential mortgage lender headquartered in Dallas, Texas, for $42.3 million. Goodwill of $40.1 million was recorded at the time of acquisition and is being amortized over 20 years.

On August 31, 1999, National City acquired First Franklin Financial Companies, Inc. (“First Franklin”), a wholesale originator of nonconforming residential mortgage loans headquartered in San Jose, California, for $266.1 million. First Franklin, with $468 million in assets, was accounted for as a purchase acquisition and included in the consolidated results of operations from the date of acquisition. Goodwill of $233.2 million was recorded in connection with the acquisition and is being amortized over 20 years.

On March 31, 1998, National City Corporation merged with First of America Bank Corporation, a $21 billion asset bank holding company headquartered in Kalamazoo, Michigan, in a transaction accounted for as a pooling of interests. National City issued 209.8 million shares of common stock to the shareholders of First of America based upon an exchange ratio of 2.4 shares of National City common stock for each outstanding share of First of America common stock. The historical consolidated financial statements have been restated to reflect this transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 30, 1998, National City acquired Fort Wayne National Corporation, a $3 billion asset bank holding company headquartered in Fort Wayne, Indiana, in a transaction accounted for as a purchase. Upon acquisition, each share of Fort Wayne common stock outstanding was converted into 1.5 shares of National City common stock. A net of 21.6 million shares of National City common stock were issued. National City also issued .7 million shares of 6% Cumulative Convertible Preferred Stock, Series 1 in exchange for all of the outstanding shares of Fort Wayne’s 6% Cumulative Convertible Class B Preferred Stock. Goodwill of $571.0 million and core deposit intangible of $71.9 million were recorded in connection with the acquisition and are being amortized on a straight-line basis over 25 and seven years, respectively.

4.	Nonrecurring Items

The following table summarizes various income and expense items designated as nonrecurring:

(In Thousands)	1999	1998	1997

Gain on sale of Electronic Payment Services, Inc.	$95,734	$—	$—
Gain on sale of Concord EFS, Inc. common stock	32,053	—	—
Gain on sale of Stored Value Systems, Inc.	6,050	—	—
Net loss on divestiture of National Processing business lines	(60,769)	—	—
Facilities charge	(28,604)	—	—
Executive contract obligations	(9,162)	—	—
Merger and restructuring charges	—	(379,376)	(65,902)

Net pre-tax nonrecurring income (expense)	35,302	(379,376)	(65,902)
Tax expense (benefit)	34,013	(117,449)	(31,014)

Net after-tax nonrecurring income (expense)	$1,289	$(261,927)	$(34,888)

National City sold its 20% ownership interest in Electronic Payment Services, Inc. (“EPS”), a provider of transaction processing services, to Concord EFS, Inc. (“Concord”) and recognized a gain of $95.7 million pre-tax, or $62.2 million after-tax. The pre-tax gain on the sale of EPS is included in other noninterest income in the Consolidated Statements of Income. The transaction was effected by exchanging each common share of EPS for 7.9091 shares of unregistered Concord common stock. National City received 5.9 million shares of unregistered Concord common stock as a result of the exchange. The shares were subsequently registered by Concord, and National City sold its holdings in Concord in the open market for a gain of $32.1 million pre-tax, or $20.8 million after-tax. The pre-tax gain on the sale of Concord common stock is included in securities gains in the Consolidated Statements of Income.

National City also sold its interest in Stored Value Systems, Inc. (“SVS”), a subsidiary that had been involved in the development of smart card technology, for a gain of $6.1 million pre-tax, or $4.0 million after-tax. The pre-tax gain on the sale of SVS is included in other noninterest income.

National Processing, Inc. (“National Processing”), an 88%-owned subsidiary of the Corporation, sold its freight payables, payables outsourcing, remittance and merchant check services business lines. As a result, the Corporation recognized a loss, net of minority interest, of $60.8 million pre-tax, or $61.2 million after-tax. The larger after-tax loss was the result of nondeductible goodwill. The pre-tax impact of the National Processing business line disposals is included in other noninterest income.

National City also recognized charges of $28.6 million pre-tax, or $18.6 million after-tax, pursuant to a plan to improve the cost efficiency of branch office facilities. These charges are included in other noninterest expense in the Consolidated Statements of Income. In addition, the Corporation recorded $9.2 million pre-tax, or $5.9 million after-tax, of personnel expense related to executive contract obligations.

In 1998, merger charges totaling $379.4 million pre-tax, or $261.9 million after-tax, were incurred in connection with the acquisitions of First of America and Fort Wayne. The pre-tax charges consisted of personnel-related costs in the amount of $109.8 million; facilities and equipment adjustments of $71.2 million; professional fees of $58.5 million; system conversion related costs of $48.3 million, and miscellaneous expenses of $91.6 million.

In 1997, charges totaling $65.9 million pre-tax, or $34.9 million after-tax, were incurred in connection with the merger with First of America and corporate restructuring efforts.

5.	Loans and Allowance for Loan Losses

Total loans outstanding were recorded net of unearned income of $667.9 million in 1999 and $599.7 million in 1998.

The following table summarizes the activity in the allowance for loan losses:

	For the Calendar Year

(In Thousands)	1999	1998	1997

Balance at beginning of year	$970,243	$941,874	$958,739
Allowance related to loans acquired (sold)	45	27,501	(19,522)
Provision	249,674	201,400	225,367
Charge-offs	(387,779)	(321,385)	(360,792)
Recoveries	138,280	120,853	138,082

Net charge-offs	(249,499)	(200,532)	(222,710)

Balance at end of year	$970,463	$970,243	$941,874

The financial review section provides detail regarding nonperforming loans. At December 31, 1999 and December 31, 1998 impaired loans totaled $24.9 million and $16.9 million, respectively. All impaired loans are included in nonperforming assets. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans for 1999 and 1998 was $10.9 million and $7.4 million, respectively. All impaired loans at December 31, 1999 and 1998 had an associated allowance. The contractual interest due and actual interest recognized on nonperforming loans, including impaired loans, for 1999 was $27.5 million and $11.4 million, respectively, compared to $44.7 million and $10.2 million, respectively, for 1998.

6.  Securities

The following is a summary of securities available for sale:

	December 31, 1999

(In Thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and Federal agency debentures	$1,171,397	$137	$52,026	$1,119,508
Mortgage-backed securities	9,629,200	13,638	291,041	9,351,797
Asset-backed and corporate debt securities	2,633,335	386	33,593	2,600,128
States and political subdivisions	825,941	10,933	8,064	828,810
Other	920,376	84,829	1,105	1,004,100

Total securities	$15,180,249	$109,923	$385,829	$14,904,343

	December 31, 1998

(In Thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and Federal agency debentures	$1,212,437	$33,914	$100	$1,246,251
Mortgage-backed securities	9,717,908	107,350	15,926	9,809,332
Asset-backed and corporate debt securities	3,044,075	11,549	10,167	3,045,457
States and political subdivisions	917,424	51,101	406	968,119
Other	809,154	241,148	91	1,050,211

Total securities	$15,700,998	$445,062	$26,690	$16,119,370

Other securities include the Corporation’s internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $486.5 million and $550.9 million, respectively, at December 31, 1999, and $395.0 million and $646.8 million, respectively, at December 31, 1998.

The following table summarizes information with respect to the securities portfolio at December 31, 1999:

	Less			Greater		Weighted
	than 1	1 to 5	5 to 10	than 10		Average
(Dollars in Thousands)	Year	Years	Years	Years	Total	Yield(a)

U.S. Treas. and Fed. agency debentures	$89,354	$703,735	$378,308	$—	$1,171,397	5.21%
Mortgage-backed securities	367,987	4,351,064	4,909,372	777	9,629,200	6.51
Asset-backed and corporate debt securities	1,116,702	1,315,702	181,895	19,036	2,633,335	6.12
States and political subdivisions	36,029	102,443	391,679	295,790	825,941	8.48
Other	76,149	—	—	844,227	920,376	5.84

Amortized Cost	$1,686,221	$6,472,944	$5,861,254	$1,159,830	$15,180,249	6.44%

Fair Value	$1,684,673	$6,362,428	$5,624,642	$1,232,600	$14,904,343

Weighted Average Yield(a)	5.66%	6.55%	6.36%	7.64%	6.44%

(a)	Yield on debt securities only; equity securities excluded.

Yields on tax-exempt securities are calculated on a tax equivalent basis using the marginal Federal income tax rate of 35%. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives. Equity securities are included in other securities in the “greater than 10 years” category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 1999, the carrying value of securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes and security repurchase agreements totaled $11.9 billion.

At December 31, 1999, there were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities, which exceeded 10% of stockholders’ equity.

In 1999, 1998 and 1997, gross securities gains of $148.5 million, $177.9 million and $96.5 million and gross securities losses of $10.1 million, $43.4 million and $15.3 million were recognized, respectively.

7.	Fair Value of Financial Instruments

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments.

The following table presents the estimates of fair value of financial instruments at December 31, 1999 and 1998. Excluded are certain items not defined as financial instruments including non-financial assets, intangibles and future business growth, as well as certain liabilities such as pension and other post-retirement benefits, deferred compensation arrangements and leases. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

	1999		1998

	Carrying	Fair	Carrying	Fair
(In Millions)	Value	Value	Value	Value

Financial Assets
Cash and cash equivalents	$5,074	$5,074	$6,545	$6,545
Mortgage loans held for sale	2,731	2,731	3,507	3,507
Loans, net of allowance for loan losses	59,233	59,277	57,041	58,711
Securities	14,904	14,904	16,119	16,119
Other	253	253	164	164

Financial Liabilities
Deposits	$(50,066)	$(50,055)	$(58,247)	$(58,767)
Short-term borrowings	(14,955)	(14,955)	(11,545)	(11,545)
Long-term debt	(15,038)	(14,848)	(9,689)	(9,806)
Other	(572)	(572)	(477)	(477)

Off-Balance Sheet Financial Instruments
Interest rate swaps	$6	$(285)	$29	$156
Interest rate caps, floors and futures	(12)	31	(15)	36
Trading account derivatives	17	17	19	19
Commitments to extend credit	(33)	(33)	(19)	(19)
Standby letters of credit	(7)	(7)	(4)	(4)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents:   Due to their short-term nature, the carrying amounts reported in the balance sheet approximate fair value for these assets. For purposes of this disclosure only, cash equivalents include Federal funds sold, security resale agreements, Eurodollar time deposits, customers’ acceptance liability, accrued interest receivable and other short-term investments.

Loans and Mortgage Loans Held for Sale:   For performing variable rate loans that reprice frequently and mortgage loans held for sale, estimated fair values are based on carrying values. The fair values for all other loans are estimated using a discounted cash flow calculation that applies interest rates used to price new, similar loans to a schedule of aggregated expected monthly maturities, adjusted for market and credit risks.

Securities:  The fair values of securities are based primarily upon quoted market prices.

Deposits:  The fair values disclosed for demand deposits (e.g., interest and noninterest bearing checking, savings, and certain types of money market accounts) are equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings:   The carrying amounts of Federal funds borrowed, security repurchase agreements, commercial paper, and other short-term borrowings approximate their fair values.

Long-Term Debt:  The fair values of long-term borrowings (other than deposits) are based on quoted market prices, where available, or are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Financial Instruments:   The amounts shown under carrying value represent accruals or deferred income (fees) arising from the related off-balance sheet financial instruments. Fair values for off-balance sheet instruments (futures, swaps, forwards, options, guarantees and lending commitments) are based on quoted market prices (futures); current settlement values (financial forwards); quoted market prices of comparable instruments; fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing (guarantees, loan commitments); or, if there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).

8.  Properties, Equipment and Leases

A summary of properties and equipment follows:

	December 31

(In Thousands)	1999	1998

Land	$150,955	$160,049
Buildings and leasehold improvements	994,953	1,085,225
Equipment	1,334,675	1,332,038

	2,480,583	2,577,312
Less accumulated depreciation and amortization	1,352,603	1,392,917

Net properties and equipment	$1,127,980	$1,184,395

The Corporation and certain of its subsidiary banks occupy their respective headquarters offices and other facilities under long-term operating leases and, in addition, lease certain data processing equipment. The aggregate minimum annual rental commitments under these leases total approximately $96.6 million in 2000, $87.4 million in 2001, $77.7 million in 2002, $69.0 million in 2003, $60.6 million in 2004 and $246.0 million thereafter.

Total expense recorded under all operating leases in 1999, 1998 and 1997 was $103.2 million, $104.2 million and $97.8 million, respectively.

9.	Federal Funds Borrowed and Security Repurchase Agreements

A summary of Federal funds borrowed and security repurchase agreements follows:

(Dollars in Millions)	1999	1998	1997

Balance at December 31	$5,183	$9,427	$4,811
Maximum outstanding at any month-end	9,394	9,738	5,945
Daily average amount outstanding	8,079	7,242	5,019
Weighted daily average interest rate	4.56%	4.89%	4.70%
Weighted daily interest rate for amounts outstanding at December 31	4.12	4.30	5.54

Federal funds borrowed and security repurchase agreements generally mature within thirty days of the transaction date.

10.  Borrowed Funds

A summary of borrowed funds follows:

	December 31

(In Thousands)	1999	1998

U.S. Treasury demand notes	$9,228,154	$753,451
Commercial paper	313,396	392,938
Other	231,061	971,527

Total borrowed funds	$9,772,611	$2,117,916

U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and loans. The funds are placed with the banks at the discretion of the U.S. Treasury and may be called at any time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Long-Term Debt

The composition of long-term debt, net of unamortized discount, follows:

	December 31

(Dollars in Thousands)	1999	1998

9 7/8 % subordinated notes due 1999	$—	$64,965
6.50% subordinated notes due 2000	99,983	99,931
8.50% subordinated notes due 2002	99,943	99,920
6 5/8 % subordinated notes due 2004	249,460	249,330
7.75% subordinated notes due 2004	198,825	198,569
8.50% subordinated notes due 2004	149,484	149,358
7.20% subordinated notes due 2005	249,843	249,814
5.75% subordinated notes due 2009	298,956	—
6 7/8 % subordinated notes due 2019	698,809	—
Other	10,000	12,073

Total parent company	2,055,303	1,123,960

6.50% subordinated notes due 2003	199,750	199,675
7.25% subordinated notes due 2010	223,271	223,107
6.30% subordinated notes due 2011	200,000	200,000
7.25% subordinated notes due 2011	197,672	197,475
6.25% subordinated notes due 2011	297,394	—
Other	1,142	1,475

Total subsidiary subordinated notes	1,119,229	821,732

Total long-term debt qualifying for Tier 2 Capital	3,174,532	1,945,692
Senior bank notes	8,918,601	4,992,219
Federal Home Loan Bank advances	2,757,648	2,063,207
Other	7,233	8,330

Total other long-term debt	11,683,482	7,063,756

Total long-term debt	$14,858,014	$9,009,448

All of the subordinated notes of the parent and bank subsidiaries pay interest semi-annually and may not be redeemed prior to maturity.

Long-term advances from the Federal Home Loan Bank (FHLB) are at fixed and variable rates and have maturities ranging from 2000 to 2023. The weighted average interest rate of the advances as of December 31, 1999 and 1998 was 6.14% and 5.45%, respectively. Advances from the FHLB are collateralized by qualifying securities and loans.

The senior bank notes are at fixed and variable rates and have maturities ranging from 2000 to 2078. The weighted average interest rate of the notes as of December 31, 1999 and 1998 was 6.08% and 5.60%, respectively.

The majority of the Corporation’s fixed-rate debt has been effectively converted to variable-rate debt through the use of off-balance sheet derivatives.

A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at December 31, 1999.

Long-term debt maturities for the next five years are as follows: $5,558.4 million in 2000; $1,636.8 million in 2001; $576.7 million in 2002; $1,253.2 million in 2003; $1,300.7 million in 2004 and $4,545.6 million thereafter.

12.	Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation

	December 31

(Dollars in Thousands)	1999	1998

8.12% capital securities of First of America Capital Trust I, due January 31, 2027	$150,000	$150,000
9.85% capital securities of Fort Wayne Capital Trust I, due April 15, 2027	30,000	30,000

Total capital securities qualifying for Tier 1 capital	180,000	180,000

6.75% capital securities of National City Capital Trust I	—	499,895

Total capital securities	$180,000	$679,895

The corporation-obligated mandatorily redeemable capital securities (the “capital securities”) of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the “debentures”) were issued by three statutory business trusts — First of America Capital Trust I, Fort Wayne Capital Trust I and National City Capital Trust I, of which 100% of the common equity in each of the trusts is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The debentures held by First of America Capital Trust I and Fort Wayne Capital Trust I are first redeemable, in whole or in part, by the Corporation on June 1, 2007 and April 15, 2007, respectively. The debentures held by National City Capital Trust I were redeemed by the Corporation on June 1, 1999.

13.	Regulatory Restrictions and Capital Ratios

The Corporation and its subsidiaries are subject to various regulatory requirements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows.

The Corporation’s subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The consolidated average reserve balance was $395.7 million for 1999.

Under current Federal Reserve regulations, the banking subsidiaries are limited in the amount they may loan to the parent company and its non-bank subsidiaries. Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus and undivided profits plus the allowance for loan losses. Loans from subsidiary banks to nonbank affiliates, including the parent company, are also required to be collateralized.

Dividends that may be paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations and also may be impacted by capital needs as well as other factors. Without regulatory approval, the subsidiary banks can pay dividends in 2000 of $1.4 billion, plus an additional amount equal to their net profits for 2000, as defined by statute, up to the date of any such dividend declaration.

The Corporation and its banking subsidiaries are also subject to various regulatory capital requirements administrated by the federal banking agencies that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on the Corporation’s financial statements and operations.

The following table presents regulatory and various other measures of capital at December 31:

	1999		1998

(Dollars in Millions)	Amount	Ratio	Amount	Ratio

Total equity(a)	$5,727.7	6.57%	$7,012.9	7.95%
Total common equity(a)	5,697.5	6.54	6,976.8	7.91
Tangible common equity(b)	4,391.1	5.12	5,850.6	6.72
Tier 1 capital(c)	4,819.3	6.55	5,726.1	7.95
Total risk-based capital(d)	8,185.3	11.12	8,493.7	11.79
Leverage(e)	4,819.3	5.71	5,726.1	6.94

(a)	Computed in accordance with generally accepted accounting principles, including unrealized fair value adjustment of securities available for sale.
(b)	Common stockholders’ equity less all intangible assets; computed as a ratio to total assets less all intangible assets.

(c)	Stockholders’ equity plus qualifying capital securities less certain intangibles and the unrealized fair value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.

(d)	Tier 1 capital plus qualifying loan loss allowance and subordinated debt, and unrealized holding gains on certain equity securities; computed as a ratio to risk-adjusted assets, as defined.

(e)	Tier 1 capital; computed as a ratio to average total assets less certain intangibles.

National City’s Tier 1, total risk-based capital and leverage ratios exceed the required minimum capital levels of 4.00%, 8.00% and 3.00%, respectively. The capital levels at all of National City’s subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively. As of December 31, 1999 and 1998, National City and each of its affiliate banks were categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 1999 that management believes have changed any entity’s capital category.

Intangible asset amounts used in the capital ratio calculations are summarized below:

	December 31

(In Millions)	1999	1998

Goodwill	$1,210.4	$1,043.3
Other intangibles	96.0	82.9

Total intangibles	$1,306.4	$1,126.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  Other Capital Transactions

On June 30, 1999, the Corporation declared a two-for-one stock split of its common stock, which became effective July 26, 1999 to stockholders of record July 9, 1999. The stock split was accounted for by a transfer of $1.2 billion from capital surplus to common stock.

On October 25, 1999, the Board of Directors authorized the repurchase of up to 30 million shares of National City common stock subject to an aggregate purchase amount of $1.0 billion. Of the shares authorized, 2.6 million were repurchased during the fourth quarter of 1999.

On October 26, 1998, the Board of Directors authorized the repurchase of up to 60 million shares of National City common stock subject to an aggregate purchase limit of $2.7 billion. Ten million shares were repurchased during the fourth quarter of 1998, with the remaining 50 million shares repurchased during 1999.

As part of the acquisition of Fort Wayne, National City issued 739,976 shares of 6% Cumulative Convertible Preferred Stock, Series 1 in exchange for all of the outstanding shares of Fort Wayne’s 6% Cumulative Convertible Class B Preferred Stock. The preferred shares have a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by National City at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus accrued and unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock. Except in certain circumstances, the holders of the preferred stock have no voting rights.

15.	Net Income Per Common Share

The calculation of net income per common share follows:

	For the Calendar Year

(Dollars in Thousands, Except Per Share Amounts)	1999	1998	1997

Basic
Net income	$1,405,485	$1,070,681	$1,122,194
Less preferred dividends	1,736	2,182	—

Net income applicable to common stock	$1,403,749	$1,068,499	$1,122,194

Average common shares outstanding	623,623,811	652,011,504	644,447,784

Net income per common share — basic	$2.25	$1.64	$1.74

Diluted
Net income	$1,405,485	$1,070,681	$1,122,194

Average common shares outstanding	623,623,811	652,011,504	644,447,784
Stock option adjustment	6,958,873	12,040,250	11,017,384
Preferred stock adjustment	1,869,462	1,668,576	—

Average common shares outstanding — diluted	632,452,146	665,720,330	655,465,168

Net income per common share — diluted	$2.22	$1.61	$1.71

16.  Parent Company

At December 31, 1999 and 1998, retained earnings of the parent company included $4.7 billion and $3.9 billion, respectively, of equity in undistributed earnings of subsidiaries.

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

Balance Sheets

	December 31

(In Thousands)	1999	1998

Assets
Cash and demand balances due from banks	$11,870	$192,499
Loans to and receivables from subsidiaries	257,848	127,745
Securities	975,790	1,003,878

Investments in:
Subsidiary banks	6,250,281	7,058,754
Nonbank subsidiaries	762,100	511,087
Goodwill, net of accumulated amortization	86,738	97,040
Other assets	314,846	331,643

Total assets	$8,659,473	$9,322,646

Liabilities and stockholders’ equity
Corporate long-term debt	$2,090,105	$1,659,056
Accrued expenses and other liabilities	841,635	650,682

Total liabilities	2,931,740	2,309,738
Stockholders’ equity	5,727,733	7,012,908

Total liabilities and stockholders’ equity	$8,659,473	$9,322,646

Statements of Income

	For the Calendar Year

(In Thousands)	1999	1998	1997

Income

Dividends from:
Subsidiary banks	$432,774	$752,217	$664,348
Nonbank subsidiaries	19,964	21,000	4,318
Interest on loans to subsidiaries	16,891	28,034	23,153
Interest and dividends on securities	36,279	33,590	38,268
Securities gains	126,173	109,906	65,929
Other income	173,758	116,980	212,169

Total income	805,839	1,061,727	1,008,185

Expense
Interest on debt and other borrowings	182,980	129,586	118,556
Goodwill amortization	6,886	7,389	7,672
Other expense	15,793	413,500	328,213

Total expense	205,659	550,475	454,441

Income before tax (benefit) and equity in undistributed net income of subsidiaries	600,180	511,252	553,744
Income tax (benefit)	39,913	(60,621)	(68,657)

Income before equity in undistributed net income of subsidiaries	560,267	571,873	622,401
Equity in undistributed net income of subsidiaries	845,218	498,808	499,793

Net income	$1,405,485	$1,070,681	$1,122,194

Statements of Cash Flows

	For the Calendar Year

(In Thousands)	1999	1998	1997

Operating Activities
Net income	$1,405,485	$1,070,681	$1,122,194

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(845,218)	(498,808)	(499,793)
Amortization of goodwill	6,886	7,389	7,672
Depreciation of premises and equipment	1,596	1,596	18,286
Decrease in receivables from subsidiaries	22,415	481,003	67,959
Securities gains	(126,173)	(109,906)	(65,929)
Increase (decrease) in accrued expenses and other liabilities	190,953	(25,555)	(1,163)
Other, net	5,535	(104,770)	105,173

Net cash provided by operating activities	661,479	821,630	754,399

Investing Activities
Purchases of securities	(588,913)	(577,267)	(161,758)
Sales and maturities of securities	610,037	460,391	139,251
Net sales of premises and equipment	—	—	(12,057)
Principal collected on loans to subsidiaries	59,780	260,721	594,820
Loans to subsidiaries	(212,298)	(233,147)	(741,689)
Investments in subsidiaries	(274,438)	(192,707)	9,948
Return of investment from subsidiaries	1,373,000	310,000	495,000
Sale of subsidiary	—	—	160,000

Net cash provided by investing activities	967,168	27,991	483,515

Financing Activities
Repayment of corporate long-term debt	(568,951)	(15,043)	(129,023)
Proceeds from issuance of long-term debt	1,000,000	—	345,360
Common and preferred dividends declared	(668,491)	(596,193)	(477,931)
Issuance of common shares	138,231	205,005	79,996
Purchase of common shares	(1,710,065)	(347,708)	(973,745)

Net cash used in financing activities	(1,809,276)	(753,939)	(1,155,343)

(Decrease) increase in cash and demand balances due from banks	(180,629)	95,682	82,571
Cash and demand balances due from banks, January 1	192,499	96,817	14,246

Cash and demand balances due from banks, December 31	$11,870	$192,499	$96,817

Supplemental Disclosures
Interest paid	$143,567	$132,590	$117,917
Common and preferred stock issued in purchase acquisitions	4,068	787,184	9,714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  Stock Options and Awards

National City maintains various incentive and non-qualified stock-based compensation plans that allow for the granting of restricted shares, stock options or other stock-based awards to eligible employees and directors.

Stock Option Plans:   The stock option plans for officers and key employees authorize the issuance of up to 37,200,000 options to purchase shares of common stock at the market price of the shares at the date of grant. These options generally become exercisable to the extent of either 25% or 50% annually beginning one year from the date of grant and expire not later than ten years from the date of grant. In addition, stock options may be granted that include the right to receive additional options not exceeding the number of options exercised under the original grant if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.

In 1995, the Corporation was authorized to grant up to 7,000,000 options to purchase common stock to virtually all employees in commemoration of National City’s 150th anniversary. One-third of these options became exercisable in each of 1999 and 1998. The remaining options become exercisable in 2000.

Restricted Stock Plan:   The restricted stock plan provides for the issuance of up to 3,000,000 shares of common stock to officers, key employees and outside directors. In general, restrictions on outside directors’ shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation generally recognizes compensation expense over the restricted period. Compensation expense recognized in 1999, 1998 and 1997 totaled $9.8 million, $5.8 million and $3.2 million, respectively, related to shares issued under this plan. Compensation expense in 1999 included $4.3 million related to nonrecurring executive contract obligations.

Option and Restricted Stock Award Activity: The following table summarizes information about stock options outstanding at December 31, 1999:

			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
Range of		Exercise	Life		Exercise
Exercise Prices	Outstanding	Price	(in years)	Exercisable	Price

$2.66-$11.99	2,887,873	$9.56	1.9	2,887,873	$9.56
12.00-16.99	6,367,520	14.12	4.6	5,502,920	13.95
17.00-21.99	4,669,248	17.58	6.0	3,702,589	17.63
22.00-26.99	1,361,373	24.30	6.0	996,114	23.66
27.00-31.99	13,649,198	28.28	8.6	4,404,233	28.75
32.00-37.81	8,866,268	34.20	8.3	4,795,351	34.36

Total	37,801,480	$24.38	6.9	22,289,080	$21.74

A summary of stock option and restricted stock award activity follows:

	Shares

	Available
	for Grant			Weighted-
				Average
		Outstanding		Option
	Awards &			Price Per
	Options	Awards	Options	Share

January 1, 1997	11,460,806	934,470	33,479,136	$14.16
Authorized	33,000,000	—	—
Cancelled	302,830	(46,118)	(347,998)	17.28
Exercised	—	(155,606)	(6,820,810)	10.86
Granted	(7,754,558)	431,158	8,228,536	26.68

December 31, 1997	37,009,078	1,163,904	34,538,864	16.83
Options acquired	—	—	997,118
First of America shares cancelled	(3,335,996)	—	—
Cancelled	303,592	(32,096)	(668,496)	20.65
Exercised	—	(269,722)	(8,643,776)	14.58
Granted	(8,895,198)	499,410	9,525,446	34.10

December 31, 1998	25,081,476	1,361,496	35,749,156	21.91
Cancelled	785,437	(74,313)	(977,412)	27.25
Exercised	—	(537,217)	(5,896,671)	14.18
Granted	(8,418,024)	446,584	8,926,407	28.11

December 31, 1999	17,448,889	1,196,550	37,801,480	$24.38

At December 31, 1999, 1998 and 1997, options exercisable under National City option plans totaled 22,289,080, 18,687,238 and 17,997,400 shares, respectively.

Pro Forma Disclosures:   For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1997, 1998 and 1999 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The following weighted-average assumptions were used in the option pricing model: a risk-free interest rate of 6.33%, 4.54% and 5.70% for 1999, 1998 and 1997, respectively; an expected life of the option of 3.9 years for 1999, 1998 and 1997; an expected dividend yield of 4.00% for 1999, 3.00% for 1998 and 3.50% for 1997; and expected volatility of 22.1% for 1999, 20.8% for 1998 and 19.4% for 1997. The weighted-average grant date fair value of options granted during 1999, 1998 and 1997 was $4.97, $5.61 and $4.56, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Had compensation cost for the Corporation’s stock-based compensation plans been determined consistent with SFAS No. 123, net income and net income per share would have been as summarized below:

(In Thousands,
Except Per Share Amounts)	1999	1998	1997

Pro forma net income	$1,371,182	$1,043,044	$1,103,911

Pro forma net income per share:
Basic	$2.20	$1.60	$1.71
Diluted	2.17	1.57	1.68

Due to the inclusion of only 1997, 1998 and 1999 option grants, the effects of applying SFAS No. 123 to the years presented above may not be representative of the pro forma impact in future years.

18.	Pension and Other Postretirement Benefit Plans

National City has a noncontributory, defined benefit retirement plan covering substantially all employees. Retirement benefits are derived from a cash balance formula adopted in 1998, whereby credits based on salary, age and years of service are credited to employee accounts. Actuarially determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

National City also has a benefit plan which offers post-retirement medical and life insurance benefits. The medical portion of the plan is contributory and the life insurance coverage is noncontributory to the participants. The Corporation has no plan assets attributable to the plan and funds the benefits as claims arise. Postretirement benefit costs are recognized in the periods during which employees provide service for such benefits. The Corporation reserves the right to terminate or make plan changes at any time.

The following table summarizes benefit obligation and plan asset activity for each of the plans.(a)

			Other Postretirement
	Pension Benefits		Benefits

(Dollars in Thousands)	1999	1998	1999	1998

Change in Fair Value of Plan Assets
Balance at beginning of measurement period	$1,294,517	$1,246,944	$—	$—
Actual return on plan assets	221,798	54,979	—	—
Employer contribution	—	—	9,699	6,879
Participant contributions	—	—	5,548	3,452
Expenses paid	(5,161)	(1,150)	—	—
Benefits paid	(51,236)	(43,001)	(15,247)	(10,331)
Acquisitions	—	36,745	—	—

Balance at end of measurement period	$1,459,918	$1,294,517	$—	$—

Change in Benefit Obligation
Balance at beginning of measurement period	$957,992	$922,003	$107,152	$105,958
Service cost	35,256	31,180	2,268	2,072
Interest cost	65,864	63,924	7,622	7,363
Participant contributions	—	—	5,548	3,452
Actuarial (gains) losses	(75,348)	51,747	4,504	3,559
Prior service cost	—	—	—	(4,017)
Benefits paid	(51,236)	(43,001)	(15,247)	(10,331)
Acquisitions	—	27,936	—	—
Plan amendment	—	(95,797)	—	(904)

Balance at end of measurement period	$932,528	$957,992	$111,847	$107,152

Funded status	$527,390	$336,525	$(111,847)	$(107,152)
Unamortized prior service cost	(67,916)	(73,766)	(1,986)	(2,722)
Unrecognized net actuarial loss	(328,144)	(162,456)	12,781	8,525
Unrecognized net obligation	(14,377)	(20,155)	21,440	23,363

Prepaid (accrued) benefit cost	$116,953	$80,148	$(79,612)	$(77,986)

Weighted-Average Assumptions for the Measurement Period
Discount rate	7.25%	6.70%	7.25%	6.70%
Rate of compensation increase	2.75-7.50	2.75-7.50	2.75-7.50	2.75-7.50
Expected return on plan assets	10.00	10.00	—	—

(a)	Using a measurement date of October 31, 1999 and 1998 for the pension plans and December 31, 1999 and 1998 for the postretirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan assets of the defined benefit retirement plan consisted primarily of marketable equity securities and bonds, including $28.3 million and $43.3 million of National City common stock at December 31, 1999 and 1998, respectively. The cash balance plan adoption resulted in a decrease of $95.8 million in the pension benefit obligation and a reduction of $14.9 million in pension costs during 1998.

Components of net defined benefit pension plan and post-retirement benefit plan costs follow:(a)

	Pension Benefits

(In Thousands)	1999	1998	1997

Service cost	$37,278	$34,192	$39,328
Interest cost	65,864	64,753	66,594
Expected return on plan assets	(126,815)	(110,585)	(94,774)
Amortization of prior service cost	(5,850)	(3,454)	1,789
Transition obligation (benefit)	(5,778)	(5,778)	(5,952)
Recognized net actuarial (loss)	(1,504)	(6,531)	(5,288)

Net periodic (benefit) cost	$(36,805)	$(27,403)	$1,697

	Other Postretirement
	Benefits

(In Thousands)	1999	1998	1997

Service cost	$2,268	$2,072	$2,521
Interest cost	7,622	7,363	7,752
Amortization of prior service cost	(819)	(648)	(397)
Transition obligation	1,923	1,923	1,923
Recognized net actuarial gain	331	125	54

Net periodic cost	$11,325	$10,835	$11,853

(a)	Using a measurement date of October 31, 1999 and 1998 for the pension plans and December 31, 1999 and 1998 for the postretirement plans. Various measurement dates were used for pension plans in 1997.

The health care trend rate assumption only affects those participants retired under the plan prior to April 1, 1989. The 1999 health care trend rate is projected to be nine percent for participants under age 65 and six percent for participants over 65. These rates are assumed to decrease incrementally by one half of a percentage point per year until they reach five percent and remain at that level thereafter. The health care trend rate assumption does not have a significant effect on the medical plan; therefore, a one percentage point change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded and any payments to plan participants are made by the Corporation. At December 31, 1999 and 1998, $56.1 million and $53.6 million, respectively, were included in accrued expenses and other liabilities for these plans. For the years ended December 31, 1999, 1998 and 1997, expense related to these plans was $12.3 million, $24.9 million and $9.5 million, respectively. The expense for 1998 includes a $14.4 million curtailment charge relating to supplemental executive retirement plans for former key employees of First of America.

Substantially all employees with one or more years of service are eligible to contribute a portion of their pre-tax salary to a defined contribution plan. The Corporation may make contributions to the plan in varying amounts depending on the level of employee contributions.
For the years ended 1999, 1998 and 1997, the expense related to this plan was $44.4 million, $39.2 million and $40.4 million, respectively.

19.	Income Taxes

The composition of income tax expense follows:

	For the Calendar Year

(In Thousands)	1999	1998	1997

Current:
Federal	$428,492	$340,074	$394,864
State	15,658	6,429	9,194

Total current	444,150	346,503	404,058

Deferred:
Federal	284,306	222,194	107,267
State	14,672	7,899	6,514

Total deferred	298,978	230,093	113,781

Income tax expense	$743,128	$576,596	$517,839

Income tax expense applicable to securities transactions	$48,426	$47,061	$28,434

The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown below:

	For the Calendar Year

	1999	1998	1997

Statutory tax rate	35.0%	35.0%	35.0%
Life insurance	(1.0)	(2.0)	(1.2)
Tax-exempt income	(1.2)	(1.6)	(1.7)
Merger charges and goodwill	1.8	3.0	.9
Other	—	.6	(1.4)

Effective tax rate	34.6%	35.0%	31.6%

Significant components of deferred tax liabilities and assets as of December 31 are as follows:

(In Thousands)	1999	1998

Deferred tax liabilities:
Mortgage servicing	$191,209	$125,644
Leasing	532,929	357,713
Depreciation	22,212	8,711
Mark-to-market adjustments	—	139,467
Other - net	173,400	123,899

Total deferred tax liabilities	919,750	755,434

Deferred tax assets:
Provision for losses	340,759	338,831
Employee benefits	32,325	24,737
Mark-to-market adjustments	102,800	—
Other - net	132,016	134,813

Total deferred tax assets	607,900	498,381

Net deferred tax liability	$311,850	$257,053

20.	Off-Balance Sheet Financial Agreements

The Corporation uses a variety of off-balance sheet financial instruments such as interest rate swaps, futures, options, forwards, and cap and floor contracts. These financial agreements, frequently called interest rate derivatives, enable the Corporation to efficiently manage its exposure to changes in interest rates. As with any financial instrument, derivatives have inherent risks. Market risk includes the risk of gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance sheet transactions. Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk can be measured as the cost of acquiring a new derivative agreement with cash flows identical to those of a defaulted agreement in the current interest rate environment. The credit exposure to counterparties is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives portfolio, applying uniform credit standards maintained for all activities with credit risk and by collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance sheet counterparties that provide for exchanges of marketable securities to collateralize either party’s unrealized gains. On December 31, 1999, these collateral agreements covered 91.7% of the notional amount of the derivatives portfolio, and the Corporation had pledged net U.S. government and agency securities with a market value of $161.7 million to various counterparties to collateralize unrealized losses. The Corporation has never experienced a credit loss associated with any interest rate derivative.

On December 31, 1999, the Corporation had $19.3 million of net deferred gains on terminated derivative contracts and had no material derivative contracts outstanding that were hedging anticipated transactions.

Interest Rate Risk Management: The Corporation uses interest rate derivatives principally to manage exposure to interest rate risk. Receive fixed interest rate swaps are used to convert variable rate loans and securities into synthetic fixed rate instruments and to convert fixed rate funding sources into synthetic variable rate funding instruments. Pay fixed interest rate swaps and futures contracts are used to convert fixed rate loans and securities into synthetic variable rate instruments and to convert variable rate funding sources into synthetic fixed rate funding instruments. Interest rate cap and floor contracts are used to help protect the Corporation’s interest margin in periods of extremely high or low interest rates. Basis swaps are used to manage the short term repricing risk of variable rate assets and liabilities.

The following table summarizes the contribution of derivatives to net interest income. Amounts in parentheses represent a reduction of the related interest income or expense line.

(In Millions)	1999	1998	1997

Interest adjustment to:
Loans	$6.9	$1.2	$9.2
Securities	(3.0)	(1.0)	(2.5)

Earning assets	3.9	.2	6.7

Deposits	(29.4)	(28.5)	(28.1)
Short-term borrowings	2.0	2.2	2.4
Long-term debt	(20.0)	(13.7)	(9.9)

Interest bearing liabilities	(47.4)	(40.0)	(35.6)

Effect on net interest income	$51.3	$40.2	$42.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The notional amounts of interest rate derivatives used for interest rate risk management purposes at December 31 follow:

	1999				1998

	Notional Amount Applicable to				Notional Amount Applicable to
	Hedged Asset/Liability				Hedged Asset/Liability
				Total				Total
(In Thousands)	Loans	Securities	Funding	Notional	Loans	Securities	Funding	Notional

Interest Rate Swaps
Receive fixed swaps	$961,488	$—	$4,792,000	$5,753,488	$2,753,319	$—	$3,347,000	$6,100,319
Pay fixed swaps	2,690,841	156,000	1,000,000	3,846,841	2,740,088	137,000	100,000	2,977,088
Basis swaps	2,000,000	—	4,091,000	6,091,000	1,500,000	—	751,000	2,251,000

Total interest rate swaps	5,652,329	156,000	9,883,000	15,691,329	6,993,407	137,000	4,198,000	11,328,407

Interest Rate Caps and Floors
Eurodollar caps purchased	3,605	70,000	1,500,000	1,573,605	3,814	70,000	1,500,000	1,573,814
Eurodollar caps sold	35,000	—	—	35,000	—	—	—	—
Eurodollar floors purchased	665,000	525,000	—	1,190,000	965,000	45,000	—	1,010,000
Eurodollar floors sold	10,000	—	—	10,000	—	—	—	—

Total interest rate caps and floors	713,605	595,000	1,500,000	2,808,605	968,814	115,000	1,500,000	2,583,814

Interest Rate Futures
Futures purchased	637,000	—	—	637,000	379,000	—	—	379,000
Futures sold	808,000	10,756,000	—	11,564,000	1,503,000	1,170,000	—	2,673,000

Total interest rate futures	1,445,000	10,756,000	—	12,201,000	1,882,000	1,170,000	—	3,052,000

Total interest rate swaps, caps, floors and futures	$7,810,934	$11,507,000	$11,383,000	$30,700,934	$9,844,221	$1,422,000	$5,698,000	$16,964,221

Summary information regarding the interest rate derivatives portfolio used for interest rate risk management purposes at December 31, 1999 follows:

	Total	Unrealized	Unrealized
(Dollars in Thousands)	Notional	Gains	Losses

Interest Rate Swaps
Receive fixed swaps	$4,206,434	$14,247	$(168,575)
Pay fixed swaps	3,734,620	100,088	(197)
Basis swaps	6,091,000	1,036	(5,712)
Receive fixed callable swaps	1,382,000	6,875	(63,092)
Receive fixed amortizing swaps	165,054	—	(236)
Pay fixed callable swaps	112,221	890	(415)

Total interest rate swaps	15,691,329	123,136	(238,227)

Interest Rate Caps and Floors
Three-month Eurodollar caps purchased	1,570,000	2	(555)
Three-month Eurodollar floors purchased	1,190,000	2,189	(4,838)
One-month Eurodollar caps purchased	3,605	—	(39)
Three-month Eurodollar caps sold	35,000	1,075	(1,265)
Three-month Eurodollar floors sold	10,000	413	(321)

Total interest rate caps and floors	2,808,605	3,679	(7,018)

Interest Rate Futures
Eurodollar futures purchased	637,000	—	(203)
Eurodollar futures sold	11,421,000	1,135	—
Five-year U.S. Treasury futures sold	143,000	—	—

Total interest rate futures	12,201,000	1,135	(203)

Total interest rate swaps, caps, floors and futures	$30,700,934	$127,950	$(245,448)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Weighted Average

	Receive	Pay	Strike	Life
(Dollars in Thousands)	Rate(a)	Rate(a)	Rate(a)	(Years)

Interest Rate Swaps
Receive fixed swaps	6.29%	6.24%	—	6.8
Pay fixed swaps	6.21	6.07	—	3.8
Basis swaps	6.28	5.99	—	1.5
Receive fixed callable swaps	7.06	6.46	—	11.1
Receive fixed amortizing swaps	5.72	6.17	—	.1
Pay fixed callable swaps	6.48	6.35	—	3.6
				-

Total interest rate swaps

Interest Rate Caps and Floors
Three-month Eurodollar caps purchased	—	—	6.77%	.4
Three-month Eurodollar floors purchased	—	—	5.50	3.6
One-month Eurodollar caps purchased	—	—	9.00	12.2
Three-month Eurodollar caps sold	—	—	6.86	5.5
Three-month Eurodollar floors sold	—	—	6.52	7.0
				-

Total interest rate caps and floors

Interest Rate Futures
Eurodollar futures purchased	—	—	—	—
Eurodollar futures sold	—	—	—	—
Five-year U.S. Treasury futures sold	—	—	—	—
				-

Total interest rate futures
				-

Total interest rate swaps, caps, floors and futures
				-

(a)	The weighted average rates are those in effect in the specified contracts at December 31, 1999.

The following table details the expected notional maturities of off-balance sheet instruments used for interest-rate risk management at December 31, 1999:

					Greater
	Less than	1 to 3	3 to 5	5 to 10	than 10
(In Thousands)	1 Year	Years	Years	Years	Years

Receive fixed swaps	$990,054	$1,196,434	$415,000	$1,055,000	$2,097,000
Pay fixed swaps	242,574	1,753,232	813,791	1,030,124	7,120
Basis swaps	3,750,000	1,316,000	500,000	525,000	—
Caps purchased	1,520,000	50,000	—	—	3,605
Caps sold	—	—	25,000	10,000	—
Floors purchased	—	325,000	865,000	—	—
Floors sold	—	—	—	10,000	—
Eurodollar futures purchased	309,000	74,000	97,000	157,000	—
Eurodollar futures sold	5,028,000	5,255,000	771,000	367,000	—
Five-year U.S. Treasury notes futures sold	143,000	—	—	—	—

Total	$11,982,628	$9,969,666	$3,486,791	$3,154,124	$2,107,725

Mortgage Servicing Risk Management: The Corporation uses off-balance sheet derivative contracts to hedge the market value of its mortgage servicing portfolio. The market value of the mortgage servicing portfolio is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To hedge this exposure, the Corporation enters into receive fixed interest rate swaps, purchased interest rate floors and purchased interest rate caps. The Corporation also enters into interest rate swaps where the Corporation receives the periodic total return of principal only mortgage-backed securities and pays a variable rate based on one-month Eurodollar rates.

Information regarding the interest rate derivatives portfolio used for hedging mortgage servicing assets is summarized below:

	December 31, 1999

				Weighted Average				December 31,
								1998
	Notional	Unrealized	Unrealized	Receive	Pay	Strike	Life	Notional
(Dollars in Thousands)	Amount	Gains	Losses	Rate	Rate	Rate	(Years)	Amount

Interest Rate Swaps
Receive fixed swaps	$1,808,000	$6,760	$(118,465)	5.78%	6.15%	—	5.3	$1,688,000
Principal only swaps	364,792	22,693	(75,137)	—	6.62	—	1.5	422,685

Total interest rate swaps	2,172,792	29,453	(193,602)					2,110,685

Interest Rate Caps and Floors
Ten-year U.S. Treasury caps purchased	2,690,000	19,226	(528)	—	—	6.73%	2.5	1,550,000
Ten-year U.S. Treasury floors purchased	700,000	2,377	(350)	—	—	5.87	.9	840,662

Total interest rate caps and floors	3,390,000	21,603	(878)					2,390,662

Total interest rate swaps, caps and floors	$5,562,792	$51,056	$(194,480)					$4,501,347

Trading Activities: The Corporation also enters into off-balance sheet financial instruments for its trading account. These transactions are executed primarily with customers to facilitate their interest rate and foreign currency risk management strategies. The trading portfolio consists of derivative contracts with the Corporation’s customers and offsetting derivative instruments, futures, forwards, option contracts and cash securities which effectively reduce the risk of market value fluctuations in the portfolio caused by changes in market conditions.

At December 31, 1999, the total notional amount of interest rate derivative contracts held for trading was $6.3 billion with a net market value of $17.0 million compared to $5.0 billion in notional and a net market value of $18.6 million at December 31, 1998. Total trading revenue was $17.8 million, $22.5 million and $7.0 million in 1999, 1998 and 1997, respectively.

All off-balance sheet contracts in the preceding tables are valued using cash flow projection models either acquired from third parties or developed in-house. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. Valuations and notional maturities presented above are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Off-Balance Sheet Commitments: In the normal course of business, the Corporation makes various commitments to extend credit which are not reflected in the balance sheet. A summary of these commitments follows:

	December 31

(In Millions)	1999	1998

Commitments to extend credit	$38,243	$36,073
Standby letters of credit	3,152	3,227

The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral is obtained based on management’s credit assessments of the customer.

The Corporation also enters into forward contracts related to its mortgage banking business. At December 31, 1999 and 1998, the Corporation had commitments to sell mortgages totaling $2.5 billion and $5.2 billion, respectively. These contracts mature in less than one year.

21.  Other Contingent Liabilities

During the fourth quarter of 1999, the Corporation was notified by the Internal Revenue Service (“IRS”) of adjustments relating to its corporate-owned life insurance programs proposed in the Revenue Agent’s Reports for the Corporation’s Federal income tax returns for the years 1990 through 1995. These proposed adjustments involve the disallowance of certain deductions, which, with the expected effect on tax returns for years subsequent to 1995, represent an exposure for tax and interest of approximately $200 million. Management does not agree with these proposed adjustments and will vigorously contest this claim. In the event that resolution of this matter is unfavorable, it may have a material adverse effect on the Corporation’s net income for the period in which such unfavorable resolution occurs.

National City or its subsidiaries are also involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. Exclusive of the aforementioned claim by the IRS, it is management’s opinion that the consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments or asserted claims.

22.  Line of Business Reporting

National City operates six major lines of business: corporate banking, retail sales and distribution, consumer finance, asset management, National City Mortgage and National Processing.

Corporate banking includes lending and related financial services to large and medium-sized corporations. Retail sales and distribution includes direct lending, deposit gathering and small business services. Consumer finance is comprised of credit card lending, education finance, dealer finance, national home equity lending and nonconforming residential lending. Asset management includes the institutional trust, brokerage and wealth management businesses. National City Mortgage represents mortgage banking activities conducted through the Corporation’s wholly-owned subsidiary, National City Mortgage Co. National Processing consists of merchant credit card processing services and corporate outsourcing services conducted through National Processing, Inc., National City’s 88%-owned item processing subsidiary.

The business units are identified by the product or services offered and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts are reclassified to conform to the current line of business reporting structure.

The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The portion of the provision for loan losses not related to specific loans is allocated to the business units based upon factors such as loan growth and net charge-offs for the unit, among other qualitative factors. The business units are match-funded and interest rate risk is centrally managed. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

Parent and other is comprised of several smaller business units, the results of investment/ funding activities, intersegment revenue (expense) eliminations and unallocated amounts. Operating results of the business units are discussed in the Line of Business Results section of Financial Review. Selected financial information by line of business is included in the table on the next page.

					National
	Corporate	Retail Sales	Consumer	Asset	City
(In Thousands)	Banking	and Distribution	Finance	Management	Mortgage

1999
Net interest income (expense)(a)	$865,372	$1,490,777	$592,936	$90,066	$58,654
Provision (benefit) for loan losses	55,188	39,243	179,903	2,533	—

Net interest income (expense) after provision	810,184	1,451,534	413,033	87,533	58,654
Noninterest income	203,113	554,116	145,530	477,676	314,698
Noninterest expense	376,981	1,174,889	312,199	334,169	246,958

Income (loss) before taxes	636,316	830,761	246,364	231,040	126,394
Income tax expense (benefit)(a)	236,915	314,575	93,845	84,474	48,658

Net income (loss)	$399,401	$516,186	$152,519	$146,566	$77,736

Intersegment revenue (expense)	$—	$37,670	$—	$32,219	$10,405

Average assets (in millions)	$26,066	$17,255	$15,784	$2,313	$3,087

1998
Net interest income (expense)(a)	$880,330	$1,480,331	$556,189	$72,983	$42,244
Provision (benefit) for loan losses	17,118	34,637	192,684	2,074	—

Net interest income (expense) after provision	863,212	1,445,694	363,505	70,909	42,244
Noninterest income	197,636	586,064	89,127	455,581	279,433
Noninterest expense	395,163	1,224,471	266,169	326,256	214,373

Income (loss) before taxes	665,685	807,287	186,463	200,234	107,304
Income tax expense (benefit)(a)	246,304	298,697	68,991	73,489	37,772

Net income (loss)	$419,381	$508,590	$117,472	$126,745	$69,532

Intersegment revenue (expense)	$—	$20,771	$—	$39,441	$11,861

Average assets (in millions)	$24,753	$18,570	$13,502	$1,947	$2,726

1997
Net interest income (expense)(a)	$816,639	$1,432,151	$538,087	$66,330	$20,850
Provision (benefit) for loan losses	48,448	29,793	165,737	1,607	—

Net interest income (expense) after provision	768,191	1,402,358	372,350	64,723	20,850
Noninterest income	175,225	509,379	77,198	377,133	126,597
Noninterest expense	392,401	1,181,094	255,750	296,200	109,915

Income (loss) before taxes	551,015	730,643	193,798	145,656	37,532
Income tax expense (benefit)(a)	200,527	264,555	69,767	52,614	13,192

Net income	$350,488	$466,088	$124,031	$93,042	$24,340

Intersegment revenue (expense)	$—	$5,200	$—	$10,600	$8,372

Average assets (in millions)	$20,025	$18,533	$13,475	$1,504	$993

[Additional columns below]

[Continued from above table, first column(s) repeated]

	National	Parent	Consolidated
(In Thousands)	Processing	and Other	Total

1999
Net interest income (expense)(a)	$5,024	$(65,872)	$3,036,957
Provision (benefit) for loan losses	—	(27,193)	249,674

Net interest income (expense) after provision	5,024	(38,679)	2,787,283
Noninterest income	366,514	319,122	2,380,769
Noninterest expense	388,603	148,705	2,982,504

Income (loss) before taxes	(17,065)	131,738	2,185,548
Income tax expense (benefit)(a)	15,677	(14,081)	780,063

Net income (loss)	$(32,742)	$145,819	$1,405,485

Intersegment revenue (expense)	$—	$(80,294)	$—

Average assets (in millions)	$400	$19,386	$84,291

1998
Net interest income (expense)(a)	$6,948	$(87,152)	$2,951,873
Provision (benefit) for loan losses	—	(45,113)	201,400

Net interest income (expense) after provision	6,948	(42,039)	2,750,473
Noninterest income	493,070	213,231	2,314,142
Noninterest expense	476,884	473,797	3,377,113

Income (loss) before taxes	23,134	(302,605)	1,687,502
Income tax expense (benefit)(a)	9,713	(118,145)	616,821

Net income (loss)	$13,421	$(184,460)	$1,070,681

Intersegment revenue (expense)	$—	$(72,073)	$—

Average assets (in millions)	$506	$18,049	$80,053

1997
Net interest income (expense)(a)	$7,430	$(28,152)	$2,853,335
Provision (benefit) for loan losses	—	(20,218)	225,367

Net interest income (expense) after provision	7,430	(7,934)	2,627,968
Noninterest income	402,126	179,974	1,847,632
Noninterest expense	382,071	175,139	2,792,570

Income (loss) before taxes	27,485	(3,099)	1,683,030
Income tax expense (benefit)(a)	10,647	(50,466)	560,836

Net income	$16,838	$47,367	$1,122,194

Intersegment revenue (expense)	$—	$(24,172)	$—

Average assets (in millions)	$431	$16,981	$71,942

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.

QUARTERLY DATA

Fourth Quarter Results

For the fourth quarter of 1999, net income was $343.5 million, or $.55 per diluted share, an increase from the $291.3 million, or $.43 per diluted share, earned in the 1998 fourth quarter. Fourth quarter net income was reduced by after-tax nonrecurring charges of $1.4 million, or $.01 per diluted share, in 1999, compared to $68.0 million, or $.10 per diluted share, in 1998. Excluding nonrecurring items in both quarters, net income for the 1999 fourth quarter was $344.9 million, or $.56 per diluted share, compared to the $359.3 million, or $.53 per diluted share, earned in the 1998 fourth quarter. An increase in fee income, more than offset by a higher provision for loan losses, reduced securities gains and higher noninterest expense led to the decline in quarterly net income between years. Largely as a result of common shares repurchased, a 50.5 million reduction in diluted shares outstanding between the fourth quarters of 1998 and 1999 drove the increase in diluted net income per common share.

For the fourth quarter of 1999, returns on average common equity and average assets, excluding nonrecurring items, were 22.9% and 1.60%, respectively, compared to 19.4% and 1.69%, respectively, for the 1998 fourth quarter.

Quarterly Financial Information

The following is a summary of unaudited quarterly results:

(In Thousands, Except Per Share Amounts)	First	Second	Third	Fourth	Full Year

1999
Interest income	$1,460,490	$1,440,265	$1,464,734	$1,547,120	$5,912,609
Interest expense	704,355	691,321	717,255	799,656	2,912,587
Net interest income	756,135	748,944	747,479	747,464	3,000,022
Provision for loan losses	68,034	59,542	55,476	66,622	249,674
Fees and other income	590,891	543,631	528,614	579,273	2,242,409
Securities gains	23,688	57,224	20,353	37,095	138,360
Noninterest expense	739,202	757,235	705,963	780,104	2,982,504
Income before income tax expense	563,478	533,022	535,007	517,106	2,148,613
Net income	351,019	354,488	356,462	343,516	1,405,485
Net income before nonrecurring items(a)	347,871	354,942	356,462	344,921	1,404,196

Per common share:
Basic net income	.55	.56	.58	.56	2.25
Diluted net income	.54	.56	.57	.55	2.22
Diluted net income before nonrecurring items(a)	.53	.56	.57	.56	2.22
Dividends declared	.26	.27	.27	.285	1.085
Dividends paid	.26	.26	.27	.27	1.06

1998
Interest income	$1,368,645	$1,445,291	$1,470,482	$1,472,259	$5,756,677
Interest expense	670,670	715,168	734,117	725,074	2,845,029
Net interest income	697,975	730,123	736,365	747,185	2,911,648
Provision for loan losses	56,267	43,033	45,212	56,888	201,400
Fees and other income	493,771	554,129	555,517	576,266	2,179,683
Securities gains	1,052	19,714	64,451	49,242	134,459
Noninterest expense	974,001	749,178	782,400	871,534	3,377,113
Income before income tax expense	162,530	511,755	528,721	444,271	1,647,277
Net income	103,722	331,244	344,456	291,259	1,070,681
Net income before nonrecurring items(a)	297,607	331,244	344,456	359,301	1,332,608

Per common share:
Basic net income	.16	.51	.53	.44	1.64
Diluted net income	.16	.50	.52	.43	1.61
Diluted net income before nonrecurring items(a)	.45	.50	.52	.53	2.00
Dividends declared	.23	.24	.24	.26	.97
Dividends paid	.23	.23	.24	.24	.94

(a)  Nonrecurring items are discussed in Note 4 to the Consolidated Financial Statements.

FORM 10-K

The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient and comprehensive information on 1999 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation’s Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999.

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
34-1111088

(I.R.S. Employer Identification No.)

1900 East Ninth Street, Cleveland, Ohio

(Address of Principal Executive Offices)
44114-3484

(Zip Code)

Registrant’s telephone number, including area code: 216-575-2000

Securities registered pursuant to Section 12(b) of the Act:

National City Corporation Common Stock, $4.00 Per Share

(Title of Class)

New York Stock Exchange

(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stocks held by nonaffiliates of the registrant as of December 31, 1999 — $14,268,188,435

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 1999.

Common Stock, $4.00 Per Share — 607,058,364

Documents Incorporated By Reference:

Portions of the registrant’s Proxy Statement (to be dated approximately March 6, 2000) are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.

FORM 10-K (continued)

Form 10-K Cross Reference Index

Pages

Part I
Item 1 —	Business
Description of Business		48
Average Balance Sheets/Interest/Rates		10-11
Volume and Rate Variance Analysis		12
Securities		16, 31-32
Loans		15
Risk Elements of Loan Portfolio		15, 17-18
Interest-bearing liabilities		10-11, 16
Financial Ratios		21
Item 2 —	Properties	49
Item 3 —	Legal Proceedings	49
Item 4 —	Submission of Matters to a Vote of Security Holders - None

Part II
Item 5 —	Market for the Registrant’s Common Equity and Related Stockholder Matters	18, inside front cover
Item 6 —	Selected Financial Data	21
Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-20
Item 7A —	Quantitative and Qualitative
	Disclosures About Market Risk	19-20
Item 8 —	Financial Statements and Supplementary Data	22-46
Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None

Part III
Item 10 —	Directors and Executive Officers of the Registrant - Note (1)
	Executive Officers	49-50
Compliance with Section 16(a) of the Securities Exchange Act - Note (1)
Item 11 —	Executive Compensation - Note (1)
Item 12 —	Security Ownership of Certain Beneficial Owners and Management - Note (1)
Item 13 —	Certain Relationships and Related Transactions - Note (1)

Part IV
Item 14 —	Exhibits, Financial Statement Schedules and Reports on Form 8-K
	Report of Ernst & Young LLP, Independent Auditors	22
	Consolidated Financial Statements	23-45
Signatures		50

Reports on Form 8-K filed in the fourth quarter of 1999:

Form 8-K, dated October 15, 1999, concerning a news release reporting earnings for the third quarter and first nine months of fiscal year 1999.

Form 8-K, dated October 28, 1999, concerning a news release stating that the Board of Directors had authorized the repurchase of up to 30 million shares of the Corporation’s issued and outstanding common stock, subject to a purchase limit of $1 billion. All shares will be held as Treasury shares for reissue in connection with the Corporation’s dividend reinvestment and stock option plans, and for general corporate purposes.

Form 8-K, dated November 16, 1999, concerning a news release stating that fourth quarter and full year net income could be as much as $.02 to $.05 per share below analysts’ consensus estimates, primarily due to recent weakness in net interest margin.

Form 8-K, dated November 24, 1999, concerning a news release stating that the Corporation had been notified by the Internal Revenue Service of adjustments relating to the Corporation’s corporate-owned life insurance programs (see Note 21 to the Consolidated Financial Statements on page 44).

Exhibits — The index of exhibits has been filed as separate pages of the 1999 Form 10-K and is available to stockholders on request from the Secretary of the Corporation at the principal executive offices. Copies of exhibits may be obtained at a cost of 30 cents per page.

Financial Statement Schedules — Omitted due to inapplicability or because required information is shown in the Financial Statements or the Notes thereto.

Note (1) —	Incorporated by reference from the Corporation’s Proxy Statement to be dated approximately March 6, 2000.

Business

At December 31, 1999, National City Corporation (“National City” or “the Corporation”) was approximately the tenth largest bank holding company in the United States on the basis of total assets. National City owns and operates seven commercial banks with approximately 1,500 offices located primarily in Ohio, Kentucky, Illinois, Indiana, Michigan and Pennsylvania. The banks and other subsidiaries and divisions are engaged in a variety of financial services businesses. In addition to a general commercial banking business, National City or its subsidiaries are engaged in other financial-related businesses. National City and its subsidiaries had 38,054 full-time equivalent employees at December 31, 1999.

Competition

The banking business is highly competitive. The banking subsidiaries of National City compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies, insurance companies and other financial service entities.

Supervision and Regulation

National City is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that have not opted out by January 1, 1997.

The BHC Act restricts National City’s nonbanking activities to those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. National City’s banking subsidiaries are subject to limitations with respect to transactions with affiliates.

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company’s separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. National City and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

A substantial portion of National City’s cash revenue is derived from dividends paid by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 13 to the Corporation’s Consolidated Financial Statements.

The subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency (the “OCC”) or the respective state banking departments, and are subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC).

National City’s subsidiary banks are also subject to certain laws of each state in which such bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks located in other states. Ohio, Kentucky, Illinois, Indiana, Michigan and Pennsylvania have all adopted nationwide reciprocal interstate banking.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of or any FDIC-assisted transaction involving an affiliated insured bank or savings association.

The monetary policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of National City and its subsidiary banks cannot be predicted.

Properties

National City and its significant subsidiaries occupy their headquarter offices under long-term leases. The Corporation also owns freestanding operations centers in Columbus, Cleveland, and Kalamazoo and Royal Oak, Michigan and leases operations centers in Pittsburgh and Chicago. Branch office locations are variously owned or leased.

Legal Proceedings

The information contained in Note 21 to the Consolidated Financial Statements on page 44 of this Annual Report is incorporated herein by reference.

Executive Officers

The Executive Officers of National City (as of January 20, 2000) are as follows:

Name	Age	Position

David A. Daberko	54	Chairman and Chief Executive Officer
Vincent A. DiGirolamo	62	Vice Chairman
Robert G. Siefers	54	Vice Chairman and Chief Financial Officer
William E. MacDonald III	53	Senior Executive Vice President
James R. Bell III	43	Executive Vice President
Paul G. Clark	46	Executive Vice President
Gary A. Glaser	55	Executive Vice President
Thomas W. Golonski	57	Executive Vice President
Jon L. Gorney	49	Executive Vice President
Jeffrey D. Kelly	46	Executive Vice President
Herbert R. Martens, Jr.	47	Executive Vice President
Robert J. Ondercik	53	Executive Vice President
A. Joseph Parker	45	Executive Vice President
Frederick W. Schantz	64	Executive Vice President
Stephen A. Stitle	54	Executive Vice President
James P. Gulick	41	Senior Vice President and General Auditor
Thomas A. Richlovsky	48	Senior Vice President and Treasurer
David L. Zoeller	50	Senior Vice President, General Counsel and Secretary

The term of office for executive officers is one year.

There is no family relationship between any of the executive officers.

Except as noted below, each of the officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

Mr. Schantz was appointed an executive vice president in 1999. Prior to that time he was president and chief executive officer of National City Bank of Kentucky since 1998 and chief executive officer of National City Bank’s Southwest region from 1980 to 1998.

Mr. Stitle was appointed an executive vice president in 1999. Prior to that time he was chairman, president and chief executive officer of National City Bank of Indiana.

Mr. Parker was elected executive vice president in 1998. Prior to that time he was the Retail Business Line Manager of the Corporation since 1994 and in charge of developing a new retail delivery system strategy during 1993.

FORM 10-K (continued)

Mr. Clark was elected executive vice president during 1998 and is the president and chief executive officer of National City Bank of Michigan/ Illinois. Prior to that time he led the integration of Integra Financial Corporation into the Corporation from 1995 to 1997 and led the Metro/ Ohio division of National City Bank from 1992 to 1995.

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

Mr. Golonski was elected executive vice president in 1996. Prior to that time he was the president of Integra Bank since 1995, chairman and director of Altegra Credit Company and Integra Mortgage Company from 1994 to 1995, executive vice president of Integra Bank from 1994 to 1995, and chairman and chief executive officer of Integra Bank/ North from 1991 to 1993.

Mr. Gulick was appointed a senior vice president in 1995. Prior to that time he was a vice president since 1992.

Signatures

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 20, 2000.

National City Corporation

/s/ David A. Daberko

David A. Daberko
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on January 20, 2000.

/s/ David A. Daberko

David A. Daberko
Chairman and Chief Executive Officer

/s/ Robert G. Siefers

Robert G. Siefers
Vice Chairman and Chief Financial Officer

/s/ Vincent A. DiGirolamo

Vincent A. DiGirolamo
Vice Chairman

/s/ Thomas A. Richlovsky

Thomas A. Richlovsky
Senior Vice President
and Treasurer

The Directors of National City Corporation (listed on page 52, except John G. Breen, John W. Brown and Morry Weiss) executed a power of attorney appointing David L. Zoeller, Carlton E. Langer and Thomas A. Richlovsky their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ David L. Zoeller

By David L. Zoeller
Attorney-in-fact

      BOARD OF DIRECTORS

[PHOTO]

(Left to Right) Jon E. Barfield (1,4,6), William F. Roemer (2,6), Morry Weiss
(1,3,4), Edward B. Brandon (2,3), Michael A. Schuler (1,6)

[PHOTO]

(Left to Right) Clifford L. Greenwalt (1,7), James S. Broadhurst (1,5), Stephen
A. Stitle (6,7), Sandra Austin Crayton (2,7), Dorothy A. Johnson (4,6), Jerome
F. Tatar (1,4,7), Daniel E. Evans (1,5)

[PHOTO]

(Left to Right) Robert A. Paul (2,3,7), John W. Brown (3,5), David
A. Daberko (2,3,4), Bernadine P. Healy, M.D. (4,6,7), Paul A. Ormond (3,5),
Duane E. Collins (2,3,5), John G. Breen (3,4,5)

Honorary Directors	Committees:

Claude M. Blair	(1) Audit

Retired Chairman	(2) Dividend

National City Corporation	(3) Executive

(4) Nominating

Julien L. McCall	(5) Compensation & Organization

Retired Chairman	(6) Public Policy

National City Corporation	(7) Investment

BOARD OF DIRECTORS/OFFICERS

Board Of Directors

David A. Daberko
Chairman & CEO
National City Corporation

Jon E. Barfield
Chairman & President
The Bartech Group

Edward B. Brandon
Retired Chairman
National City Corporation

John G. Breen
Chairman of the Board
The Sherwin-Williams Company

James S. Broadhurst
Chairman & CEO
Eat’n Park Restaurants

John W. Brown
Chairman, President & CEO
Stryker Corporation

Duane E. Collins
Chairman, President & CEO
Parker Hannifin Corporation

Sandra Austin Crayton
President
PhyServe Solutions, Inc.	Daniel E. Evans
Chairman & CEO
Bob Evans Farms, Inc.

Clifford L. Greenwalt
Retired President & CEO
Central Illinois Public Service
Company, Inc.

Bernadine P. Healy, M.D.
President & CEO
American Red Cross

Dorothy A. Johnson
President
Ahlburg Company

President-Emeritus
Council of Michigan Foundations

Paul A. Ormond
President & CEO
HCR Manor Care, Inc.

Robert A. Paul
President & CEO
Ampco-Pittsburgh Corporation

William F. Roemer
Retired Chairman
National City Bank of Pennsylvania	Michael A. Schuler
Chairman, President & CEO
Zippo Manufacturing Company

Stephen A. Stitle
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

Senior Executive Vice President

William E. MacDonald III
Corporate Banking

Executive Vice Presidents

James R. Bell III
Retail Sales & Distribution

Paul G. Clark
Michigan/Illinois Banking

Gary A. Glaser
Ohio Banking

Thomas W. Golonski
Pennsylvania Banking

Jon L. Gorney
Information Services & Operations

Jeffrey D. Kelly
Investments & Specialized Lending

Herbert R. Martens, Jr.
Wealth Management

Robert J. Ondercik
Credit Administration	A. Joseph Parker
Consumer Finance

Frederick W. Schantz
Kentucky Banking

Stephen A. Stitle
Indiana Banking

Senior Vice Presidents

Jeffrey M. Biggar
Private Client Group

William I. Cornett, Jr.
Corporate Banking

Richard J. DeKaser
Economist

J. Andrew Dunham
Investments

John D. Gellhausen
Comptroller

Mary H. Griffith
Marketing Communications

James P. Gulick
General Auditor

Joseph J. Herr
Loan Review

James Hughes
Information Services	J. Michael Kearney
Properties

Janis E. Lyons
Corporate Accounting

Bruce A. McCrodden
Public Affairs

Michael J. Minnaugh
Institutional Trust

Gary P. Obers
Corporate Services

J. Armando Ramirez
Corporate Planning

Thomas A. Richlovsky
Treasurer

William H. Schecter
Merchant Banking

Thomas H. Schroth
Operations

Shelley J. Seifert
Human Resources

Jeffrey T. Siler
Dealer Finance

David L. Zoeller
General Counsel & Secretary

INVESTOR INFORMATION

Common Stock Listing

National City Corporation common stock is traded on the New York Stock Exchange under the symbol “NCC.” The stock is abbreviated in financial publications as “NtlCity.”

National City’s item processing subsidiary, National Processing, Inc., is traded on the New York Stock Exchange under the symbol “NAP.” The stock is abbreviated in financial publications as “NtlProc.”

Annual Meeting

The Annual Meeting of Stockholders will be on Monday, April 10, 2000 at 10:00 a.m. Eastern Daylight Time.

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

Debt Ratings

	Moody’s	Standard	Duff	Thomson
	Investors Service	& Poor’s	& Phelps	BankWatch

National City Corporation				A/B
Commercial paper (short-term debt)	P-1	A-1	D-1+	TBW1
Senior debt	A1	A	AA-
Subordinated debt	A2	A-	A+	A

Bank Subsidiaries
Certificates of deposit	Aa3	A+	AA
Subordinated bank notes	A1	A	AA-	A+

Corporate Headquarters

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484
(216) 575-2000
www.national-city.com

Transfer Agent and Registrar

National City Bank
Corporate Trust Operations
Department 5352
P.O. Box 92301
Cleveland, Ohio 44193-0900
1-800-622-6757

Investor Information

Jeffrey C. Douglas
Vice President &
  Assistant Treasurer
Investor Relations
Department 2101
P.O. Box 5756
Cleveland, Ohio 44101-0756
1-800-622-4204

NATIONAL CITY FOLLOW YOUR OWN LEAD.®	Bulk Rate U.S. Postage

1900 East Ninth Street Cleveland, Ohio 44114-3484	PAID National City Corporation

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Agreement and Plan of Merger dated as of November 30, 1997 by and between National City Corporation and First of America Bank Corporation (filed as Exhibit 2.1 to Form 8-K dated December 9, 1997 and incorporated herein by reference).
2.2	Agreement and Plan of Merger dated as of January 12, 1998 by and between National City Corporation and Fort Wayne National Corporation (filed as Appendix A to Registrant’s Form S-4 Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of National City Corporation, as amended (filed as Exhibit 3.1 to National City Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (As Amended through October 24, 1994) (filed as Exhibit 3.2 to Registrant’s Form S-4 Registration Statement No. 33-56539 dated November 18, 1994 and incorporated herein by reference).
4.1	Instruments defining the rights of holders of certain long-term debt of National City and its consolidated subsidiaries are not filed as exhibits because the amount of debt under such instruments is less than 10% of the total consolidated assets of National City. National City undertakes to file these instruments with the Commission upon request.
4.2	Credit Agreement dated as of February 2, 1996 by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant’s Form S-4 Registration Statement No. 333-01697 dated March 13, 1996 and incorporated herein by reference).
4.3	Certificate of Stock Designation dated as of February 2, 1998 designating National City Corporation’s 6% Cumulative Convertible Preferred Stock, Series 1, without par value, and fixing the powers, preferences, rights, qualifications, limitations and restrictions thereof (filed as Appendix D to Registrant’s Form S-4 Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference) in addition to those set forth in National City Corporation’s Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to National City Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
10.1	National City Corporation Short Term Incentive Compensation Plan for Senior Officers As Amended and Restated Effective January 1, 1995 (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.2	National City Corporation Long Term Incentive Compensation Plan for Senior Officers As Amended and Restated Effective January 1, 1995 (filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.3	National City Corporation Annual Corporate Performance Incentive Plan Effective January 1, 1995 (filed as Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.4	National City Savings and Investment Plan, As Amended and Restated Effective July 1, 1992 (filed as Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.5	The National City Savings and Investment Plan No. 2, As Amended and Restated Effective January 1, 1992 (filed as Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.6	National City Corporation’s Amended and Restated 1973 Stock Option Plan, As Amended (filed as Exhibit 10.4 to Registration Statement No. 2-91434) and amended 1984 Stock Option Plan (filed as Exhibit No. 10.2 to National City’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987); both incorporated herein by reference.
10.7	National City Corporation 1989 Stock Option Plan (filed as Exhibit 10.7 to National City’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).
10.8	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.9	National City Corporation 150th Anniversary Stock Option Plan (filed as Exhibit 10.9 to Registration Statement No. 33-59487 and incorporated herein by reference).
10.10	National City Corporation 1997 Stock Option Plan (filed as Exhibit A to National City Corporation’s Proxy Statement Form 14A #000-07229 dated February 19, 1997 and incorporated herein by reference).
10.11	National City Corporation Plan for Deferred Payment of Directors’ Fees, As Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).
10.12	National City Corporation Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 1997 (filed as Exhibit 10.12 to Registrant’s Form S-4 Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference).
10.13	National City Corporation Executive Savings Plan As Amended and Restated Effective January 1, 1995 (filed as Exhibit 10.9 to National City’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).
10.14	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).
10.15	National City Corporation 1997 Restricted Stock Plan (filed as Exhibit B to National City Corporation’s Proxy Statement Form 14A #000-07229 dated February 19, 1997 and incorporated herein by reference).
10.16	First Kentucky National Corporation 1985 Stock Option Plan (filed as Exhibit 10.2 to First Kentucky National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).
10.17	First Kentucky National Corporation 1982 Stock Option Plan (filed as Exhibit 10.3 to First Kentucky National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).
10.18	Form of grant made under National City Corporation 1991 Restricted Stock Plan made in connection with National City Corporation Supplemental Executive Retirement Plan As Amended (filed as Exhibit 10.10 to National City’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).
10.19	Amended Employment Agreement dated July 21, 1989 by and between Merchants National Corporation or a subsidiary and Otto N. Frenzel, III (filed as Exhibit 10(21) to Merchants National Corporation Annual Report of Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).
10.20	Split Dollar Insurance Agreement dated January 4, 1988 between Merchants National Corporation and Otto N. Frenzel, III Irrevocable Trust II (filed as Exhibit 10(26) to Merchants National Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).
10.21	Merchants National Corporation Director’s Deferred Compensation Plan, As Amended and restated August 16, 1983 (filed as Exhibit 10(3) to Merchants National Corporation Registration Statement as Form S-2 filed June 28, 1985, incorporated herein by reference).
10.22	Merchants National Corporation Supplemental Pension Plan dated November 20, 1984; First Amendment to the Supplemental Pension Plans dated January 21, 1986; Second Amendment to the Supplemental Pension Plans dated July 3, 1989; and Third Amendment to the Supplemental Pension Plans dated November 21, 1990 (filed respectively as Exhibit 10(n) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1984; as Exhibit 10(q) to the Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1985; as Exhibit 10(49) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990; and as Exhibit 10(50) to the Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990; all incorporated herein by reference).
10.23	Merchants National Corporation Employee Benefit Trust Agreement, effective July 1, 1987 (filed as Exhibit 10(27) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1987, incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.24	Merchants National Corporation Non-qualified Stock Option Plan effective January 20, 1987, and the First Amendment to that Merchants National Non-qualified Stock Option Plan, effective October 16, 1990 (filed respectively as Exhibit 10(23) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1986, and as Exhibit 10(55) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).
10.25	Merchants National Corporation 1987 Non-qualified Stock Option Plan, effective November 17, 1987, and the First Amendment to effective October 16, 1990 (filed respectively as Exhibit 10(30) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1987, and as Exhibit 10(61) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).
10.26	Merchants National Corporation Directors Non-qualified Stock Option Plan and the First Amendment to Merchants National Corporation Directors Non-qualified Stock Option Plan effective October 16, 1990 (filed respectively as Exhibit 10(44) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1988, and as Exhibit 10(68) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).
10.27	Central Indiana Bancorp Option Plan effective March 15, 1991 (filed as Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.28	Central Indiana Bancorp 1993 Option Plan effective October 12, 1993 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.29	Forms of contracts with David A. Daberko, Vincent A. DiGirolamo, William E. MacDonald III, Jon L. Gorney, Robert G. Siefers, Robert J. Ondercik, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, Gary A. Glaser, J. Christopher Graffeo, Herbert R. Martens, Jr, Robert E. Showalter, Thomas W. Golonski, Stephen A. Stitle and James R. Bell (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No 333-46571 dated February 19, 1998 and incorporated herein by reference).
10.30	Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and those individuals listed in Exhibit 10.27 and other key employees (filed as exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.31	National City Corporation Short-Term Incentive Compensation Plan for Senior Officers — Corporate Results As Amended and Restated Effective January 1, 1996 (filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
10.32	Consulting Agreement dated as of August 27, 1995 by and between Integra Financial Corporation and William F. Roemer (filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).
10.33	Stock Option Agreement dated as of November 30, 1997 between National City Corporation (“Grantee”) and First of America Bank Corporation (“Issuer”) (filed as Exhibit 2.2 to Form 8-K dated December 9, 1997 and incorporated herein by reference).
10.34	Stock Option Agreement dated as of November 30, 1997 between National City Corporation (“Issuer”) and First of America Bank Corporation (“Grantee”) (filed as Exhibit 2.3 to Form 8-K dated December 9, 1997 and incorporated herein by reference).
10.35	Stock Option Agreement dated as of January 12, 1998 between National City Corporation (“Grantee”) and Fort Wayne National Corporation (“Issuer”) (filed as Appendix C to Registrant’s Form S-4 Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference).
10.36	Restated First of America Bank Corporation 1987 Stock Option Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 2 (on Form S-8) to Form S-4 Registration Statement No. 333-46571), Amended and Restated First of America Bank Corporation Stock Compensation Plan (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 2 (on Form S-8) to Form S-4 Registration Statement No. 333-46571) and First of America Bank Corporation Directors Stock Compensation Plan (filed as Exhibit 4.6 to Registrant’s Post-Effective Amendment No. 2 (on Form S-8) to Form S-4 Registration Statement No. 333-46571) and each herein incorporated by reference.

Exhibit
Number	Exhibit Description

10.37	Fort Wayne National Corporation 1985 Stock Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 (on Form S-8) to Form S-4 Registration Statement No. 333-45609), Fort Wayne National Corporation 1994 Stock Incentive Plan (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 (on Form S-8) to Form S-4 Registration Statement No. 333-45609) and Fort Wayne National Corporation 1994 Nonemployee Director Stock Incentive Plan (filed as Exhibit 4.6 to Registrant’s Post-Effective Amendment No. 1 (on Form S-8) to Form S-4 Registration Statement No. 333-45609), and each herein incorporated by reference.
10.38	National City Corporation 1997 Stock Option Plan (filed as Exhibit 4.4 to Registrant’s Form S-8 Registration Statement No. 333-58923, dated July 10, 1998 and incorporated herein by reference).
10.39	National City Corporation 1997 Restricted Stock Plan (filed as Exhibit 4.4 to Registrant’s Form S-8 Registration Statement No. 333-60411, dated July 31, 1998 and incorporated herein by reference).
10.40	National City Corporation Long-Term Supplemental Incentive Compensation Plan for Executive Officers (filed as Exhibit 10.40).
12.1	Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12.1).
21.1	Subsidiaries (filed as Exhibit 21.1).
23.1	Consent of Ernst & Young LLP, Independent Auditors for National City Corporation (filed as Exhibit 23.1).
24.1	Power of Attorney (filed as Exhibit 24.1).
27.1	Financial Data Schedule (filed as Exhibit 27.1).