Form 10-Q
period 2000-03-31
NATIONAL CITY CORP
filed 2000-05-02
CIK 69970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission file number 1-10074

NATIONAL CITY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of
incorporation or organization)
34-1111088

(I.R.S. Employer
Identification No.)

1900 EAST NINTH STREET
CLEVELAND, OHIO 44114
(Address of principal executive office)

216-575-2000
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common stock — $4.00 Par Value
Outstanding as of March 31, 2000 — 606,227,792

[NATIONAL CITY CORPORATION LOGO]

Quarter Ended March 31, 2000

Financial Report

and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED MARCH 31, 2000

Part I — Financial Information

Financial Highlights	3

Item 1. Financial Statements:

Consolidated Statements of Income	4

Consolidated Balance Sheets	5

Consolidated Statements of Cash Flows	6

Consolidated Statements of Changes in Stockholders’ Equity	7

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis	15

Daily Average Balances/Net Interest Income/Rates	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk Market risk disclosures are presented in the Net Interest Income section of Management’s Discussion and Analysis.

Part II — Other Information
Item 1. Legal Proceedings The information contained in Note 12 to the Consolidated Financial Statements on page 11 of this Quarterly Report is incorporated herein by reference.
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K

Exhibits:
Exhibit 12 — Computation of Ratio of Earnings to Fixed Charges
Exhibit 27 — Financial Data Schedule

Reports on Form 8-K:
January 14, 2000 — National City Corporation reported earnings for the fourth quarter and fiscal year 1999.

Signature	23

FINANCIAL HIGHLIGHTS

	Three Months Ended
	March 31
			Percent
	2000	1999	Change

EARNINGS (In Thousands)

Net interest income — tax-equivalent	$740,895	$764,699	(3)%

Provision for loan losses	66,326	68,034	(3)

Fees and other income(a)	557,366	554,093	1

Securities gains	21,533	23,688	(9)

Noninterest expense	759,093	739,202	3

Net income before nonrecurring items(a)	321,343	347,871	(8)

Net income	321,343	351,019	(8)

PERFORMANCE RATIOS

Return on average common equity(a)	22.45%	20.94%

Return on average assets(a)	1.50	1.65

Efficiency ratio(a)	58.47	56.05

Net interest margin	3.79	4.02

PER COMMON SHARE

Net income:

Basic	$.53	$.55	(4)

Diluted	.53	.54	(2)

Diluted-adjusted(a)	.53	.53	—

Dividends paid	.285	.26	10

Book value	9.71	9.90	(2)

Market value (close)	20.63	33.19	(38)

Average shares — diluted	610,694,306	652,220,500	(6)

AT PERIOD END (Dollars in Millions)

Assets	$86,895	$84,094	3

Loans	61,857	57,313	8

Securities (at fair value)	13,783	15,264	(10)

Earning assets	78,946	75,870	4

Deposits	50,613	52,051	(3)

Stockholders’ equity	5,918	6,257	(5)

Equity to assets ratio	6.81%	7.44%

Common shares outstanding	606,227,792	628,841,942	(4)

Full-time equivalent employees	36,961	39,742	(7)

ASSET QUALITY

Net charge-offs to average loans (annualized)	.44%	.48%

Allowance for loan losses as a percentage of period-end loans	1.57	1.69

Nonperforming assets to loans and OREO	.51	.47

(a)	Amount for 1999 excludes nonrecurring items. See further discussion in Note 3 to the Consolidated Financial Statements.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31

(Dollars In Thousands, Except Per Share Amounts)	2000	1999

Interest Income

Loans	$1,342,266	$1,212,303

Securities:

Taxable	202,255	213,298

Exempt from Federal income taxes	11,171	10,199

Dividends	13,463	10,615

Federal funds sold and security resale agreements	6,958	11,013

Other short-term investments	3,906	3,062

Total interest income	1,580,019	1,460,490

Interest Expense

Deposits	443,939	419,023

Federal funds borrowed and security repurchase agreements	102,568	99,694

Borrowed funds	43,281	28,484

Long-term debt and capital securities	257,775	157,154

Total interest expense	847,563	704,355

Net Interest Income	732,456	756,135

Provision for Loan Losses	66,326	68,034

Net interest income after provision for loan losses	666,130	688,101

Noninterest Income

Item processing revenue	94,369	121,703

Service charges on deposits	106,313	99,863

Trust and investment management fees	83,624	81,847

Mortgage banking revenue	111,294	92,995

Card-related fees	43,646	45,310

Other	118,120	149,173

Total fees and other income	557,366	590,891

Securities gains	21,533	23,688

Total noninterest income	578,899	614,579

Noninterest Expense

Salaries, benefits and other personnel	406,871	400,764

Equipment	57,682	52,761

Net occupancy	52,668	54,127

Third-party services	45,148	45,570

Other	196,724	185,980

Total noninterest expense	759,093	739,202

Income before income tax expense	485,936	563,478

Income tax expense	164,593	212,459

Net Income	$321,343	$351,019

Net Income Per Common Share

Basic	$.53	$.55

Diluted	.53	.54

Average Common Shares Outstanding

Basic	605,766,137	640,989,054

Diluted	610,694,306	652,220,500

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	March 31	December 31	March 31
(In Thousands)	2000	1999	1999

Assets

Loans:

Commercial	$23,714,907	$23,402,556	$22,306,928

Real estate — commercial	6,062,272	6,012,016	6,309,277

Real estate — residential	9,625,271	8,777,422	8,693,757

Consumer	16,159,486	15,986,133	15,022,782

Credit card	2,404,230	2,339,658	1,846,719

Home equity	3,890,385	3,686,119	3,133,121

Total loans	61,856,551	60,203,904	57,312,584

Allowance for loan losses	(970,642)	(970,463)	(970,336)

Net loans	60,885,909	59,233,441	56,342,248

Mortgage loans held for sale	2,330,395	2,731,166	2,519,462

Securities available for sale, at fair value	13,783,119	14,904,343	15,263,581

Federal funds sold and security resale agreements	408,228	556,351	978,138

Other short-term investments	126,624	231,099	101,696

Cash and demand balances due from banks	3,229,032	3,480,756	3,443,365

Properties and equipment	1,116,332	1,127,980	1,164,472

Accrued income and other assets	5,015,754	4,856,363	4,281,534

Total Assets	$86,895,393	$87,121,499	$84,094,496

Liabilities and Stockholders’ Equity

Liabilities:

Noninterest bearing deposits	$11,034,147	$11,182,681	$11,200,312

NOW and money market accounts	16,488,169	16,561,494	16,800,510

Savings accounts	3,430,306	3,470,700	3,957,576

Time deposits of individuals	15,285,430	14,700,944	15,274,913

Other time deposits	2,764,812	2,897,166	2,886,996

Deposits in overseas offices	1,610,489	1,253,325	1,930,292

Total deposits	50,613,353	50,066,310	52,050,599

Federal funds borrowed and security repurchase agreements	6,307,165	5,182,506	8,753,759

Borrowed funds	5,540,814	9,772,611	2,840,983

Long-term debt	16,803,105	14,858,014	11,999,109

Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely debentures of the Corporation	180,000	180,000	679,896

Accrued expenses and other liabilities	1,533,348	1,334,325	1,513,241

Total Liabilities	80,977,785	81,393,766	77,837,587

Stockholders’ Equity:

Preferred stock	29,982	30,233	30,513

Common stock	5,887,626	5,697,500	6,226,396

Total Stockholders’ Equity	5,917,608	5,727,733	6,256,909

Total Liabilities and Stockholders’ Equity	$86,895,393	$87,121,499	$84,094,496

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31

(In Thousands)	2000	1999

Operating Activities

Net income	$321,343	$351,019

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	66,326	68,034

Depreciation and amortization of properties and equipment	42,205	40,493

Amortization of intangibles and servicing rights	43,814	41,902

Amortization of premiums/discounts on securities and debt	(2,888)	(5,071)

Securities gains	(21,533)	(23,688)

Other gains and losses, net	(49,963)	(88,493)

Originations and purchases of mortgage loans held for sale	(4,172,711)	(4,443,703)

Proceeds from sales of mortgage loans held for sale	4,552,897	5,778,733

Increase in interest receivable	(27,807)	(21,801)

(Decrease) increase in interest payable	(16,073)	42,221

Net change in other assets/liabilities	319,556	10,388

Net cash provided by operating activities	1,055,166	1,750,034

Lending and Investing Activities

Net decrease in federal funds sold, security resale agreements and other short-term investments	252,598	73,205

Purchases of available-for-sale securities	(228,054)	(1,256,769)

Proceeds from sales of available-for-sale securities	700,706	982,094

Proceeds from maturities and prepayments of available-for-sale securities	527,101	1,048,873

Net (increase) decrease in loans	(1,760,901)	220,782

Proceeds from sales of loans	43,370	46,896

Net increase in properties and equipment	(29,817)	(15,172)

Disposals	—	8,535

Net cash (used in) provided by lending and investing activities	(494,997)	1,108,444

Deposit and Financing Activities

Net increase (decrease) in Federal funds borrowed and security repurchase agreements	1,124,659	(673,550)

Net (decrease) increase in borrowed funds	(4,231,797)	723,067

Net increase (decrease) in noninterest bearing, savings, NOW, money market accounts, and deposits in overseas offices	94,911	(4,626,342)

Net increase (decrease) in time deposits	452,132	(1,569,968)

Repayment of long-term debt and capital securities	(1,808,580)	(570,143)

Proceeds from issuance of long-term debt, net	3,754,247	3,560,000

Dividends paid	(173,383)	(170,388)

Issuances of common stock	23,060	56,299

Repurchases of common stock	(47,142)	(927,579)

Net cash used in deposit and financing activities	(811,893)	(4,198,604)

Net decrease in cash and demand balances due from banks	(251,724)	(1,340,126)

Cash and demand balances due from banks, January 1	3,480,756	4,783,491

Cash and demand balances due from banks, March 31	$3,229,032	$3,443,365

Supplemental Disclosures

Interest paid	$863,636	$662,134

Income taxes paid	37,792	30,169

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(Dollars in Thousands,	Preferred	Common	Capital	Retained	Comprehensive
Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income	Total

Balance, January 1, 1999	$36,098	$1,305,309	$1,968,751	$3,430,672	$272,078	$7,012,908

Comprehensive Income:

Net income				351,019		351,019

Other comprehensive income, net of tax:

Change in unrealized gains and losses on securities of $(56,172), net of reclassification adjustment for gains included in net income of $15,397					(71,569)	(71,569)

Total comprehensive income						279,450

Common dividends declared, $.26 per share				(163,754)		(163,754)

Preferred dividends declared				(415)		(415)

Issuance of 2,295,878 common shares under corporate stock and dividend reinvestment plans		4,592	51,707			56,299

Purchase of 26,447,000 common shares		(52,894)	(45,484)	(829,201)		(927,579)

Conversion of 111,697 shares of preferred stock to 338,344 common shares	(5,585)	677	4,908			—

Balance, March 31, 1999	$30,513	$1,257,684	$1,979,882	$2,788,321	$200,509	$6,256,909

Balance, January 1, 2000	$30,233	$2,428,234	$782,960	$2,665,674	$(179,368)	$5,727,733

Comprehensive Income:

Net income				321,343		321,343

Other comprehensive income, net of tax:

Change in unrealized gains and losses on securities of $(93,207), net of reclassification adjustment for gains included in net income of $13,996					(107,203)	(107,203)

Total comprehensive income						214,140

Issuance of 1,304,245 common shares under corporate stock and dividend reinvestment plans		5,217	17,843			23,060

Purchase of 2,150,000 common shares		(8,600)	(2,007)	(36,535)		(47,142)

Conversion of 5,013 shares of preferred stock to 15,183 common shares	(251)	61	190			—

Other				(183)		(183)

Balance, March 31, 2000	$29,982	$2,424,912	$798,986	$2,950,299	$(286,571)	$5,917,608

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

1.  ACCOUNTING POLICIES

    In the opinion of management, the accompanying unaudited consolidated financial statements of National City have been prepared on a basis consistent with accounting principles applied in the prior periods and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

    Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    Accounting for Derivative Instruments and Hedging Activities: Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

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

3.	NONRECURRING ITEMS

    Certain events designated as nonrecurring were included in the Corporation’s first quarter 1999 results. The aggregate net gain from the nonrecurring items, described in further detail below, was $36.8 million pre-tax, or $3.1 million after-tax, and was included in other noninterest income in the Consolidated Statements of Income.

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
    National City also sold its interest in Stored Value Systems, Inc., a subsidiary that had been involved in the development of smart card technology, for a gain of $6.1 million pre-tax, or $4.0 million after-tax.
    National Processing, Inc. (“National Processing”), an 88%-owned subsidiary of the Corporation, adopted a formal plan to either sell, liquidate or dispose of its freight payables, payables outsourcing, remittance and merchant check services business lines. A $65.0 million pre-tax, or $63.1 million after-tax, impairment loss, net of minority interest benefit, was recorded related to these planned dispositions.

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

	Three Months Ended
	March 31

(In Thousands)	2000	1999

Balance at beginning of period	$970,463	$970,243
Allowance related to loans acquired	—	93
Provision	66,326	68,034

Charge-offs:
Commercial	24,141	13,023
Real estate — commercial	255	1,377
Real estate — residential	2,056	1,702
Consumer	45,212	55,671
Credit card	25,910	27,106
Home equity	1,124	2,009

Total charge-offs	98,698	100,888

Recoveries:
Commercial	5,691	3,519
Real estate — commercial	1,626	1,423
Real estate — residential	105	143
Consumer	18,495	21,437
Credit card	5,894	5,326
Home equity	740	1,006

Total recoveries	32,551	32,854

Net charge-offs	66,147	68,034

Balance at end of period	$970,642	$970,336

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
    The allowance for loan losses consists of an allocated component and an unallocated component. The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The allocated component of the allowance for loan losses also in-

cludes management’s determination of the amounts necessary for concentrations and changes in portfolio mix and volume.
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
    Details regarding nonperforming loans are included in the Asset Quality section of Management’s Discussion and Analysis. At March 31, 2000, December 31, 1999 and March 31, 1999, impaired loans totaled $47.1 million, $24.9 million and $34.2 million, respectively. The related allowance allocated to these loans was $23.0 million, $10.9 million and $13.6 million, respectively. All impaired loans were included in nonperforming assets and had an associated allowance. The contractual interest due and actual interest recorded on nonperforming loans for the three months ended March 31, 2000, was $8.1 million and $2.3 million, respectively, compared with $6.9 million and $2.0 million, respectively, for the three months ended March 31, 1999.

5.  SECURITIES

    The following table summarizes the Corporation’s portfolio of securities available for sale. Fair value fluctuations occur over the lives of the instruments due to changes in market interest rates.
    Gross unrealized gains for the entire portfolio totaled $28.4 million, $109.9 million and $369.0 million at March 31, 2000, December 31, 1999 and March 31, 1999, respectively. Gross unrealized losses at the same period ends totaled $469.3 million, $385.8 million and $60.8 million, respectively.
    For the three months ended March 31, 2000 and 1999, gross securities gains of $23.9 million and $31.1 million, and gross securities losses of $2.4 million and $7.4 million were recognized, respectively.
    Other securities includes the Corporation’s internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $721.0 million and $721.3 million, respectively, as of March 31, 2000.
    As of March 31, 2000, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agency securities, which exceeded 10% of stockholders’ equity.

	March 31, 2000

	Amortized	Fair
(In Thousands)	Cost	Value

U.S. Treasury and Federal agency debentures	$1,170,411	$1,123,146

Mortgage-backed securities	8,879,869	8,511,813

Asset-backed and corporate debt securities	2,194,232	2,157,627

States and political subdivisions	806,503	813,123

Other	1,172,985	1,177,410

Total securities	$14,224,000	$13,783,119

	December 31, 1999

	Amortized	Fair
(In Thousands)	Cost	Value

U.S. Treasury and Federal agency debentures	$1,171,397	$1,119,508

Mortgage-backed securities	9,629,200	9,351,797

Asset-backed and corporate debt securities	2,633,335	2,600,128

States and political subdivisions	825,941	828,810

Other	920,376	1,004,100

Total securities	$15,180,249	$14,904,343

	March 31, 1999

	Amortized	Fair
(In Thousands)	Cost	Value

U.S. Treasury and Federal agency debentures	$1,162,635	$1,165,212

Mortgage-backed securities	9,168,546	9,183,001

Asset-backed and corporate debt securities	2,693,953	2,696,663

States and political subdivisions	891,417	935,046

Other	1,038,813	1,283,659

Total securities	$14,955,364	$15,263,581

6. BORROWED FUNDS

	Mar. 31	Dec. 31	Mar. 31
(In Thousands)	2000	1999	1999

U.S. Treasury demand notes	$4,304,064	$9,228,154	$895,645

Commercial paper	1,219,932	313,396	950,683

Other	16,818	231,061	994,655

Total borrowed funds	$5,540,814	$9,772,611	$2,840,983

  U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and loans. The funds are placed with the banks at the discretion of the U.S. Treasury and may be called at any time.

7.  LONG-TERM DEBT

	Mar. 31	Dec. 31	Mar. 31
(Dollars in Thousands)	2000	1999	1999

9 7/8% subordinated notes due 1999	$—	$—	$64,977

6.50% subordinated notes due 2000	99,996	99,983	99,944

8.50% subordinated notes due 2002	99,949	99,943	99,926

6 5/8% subordinated notes due 2004	249,493	249,460	249,363

7.75% subordinated notes due 2004	198,889	198,825	198,633

8.50% subordinated notes due 2004	149,516	149,484	149,390

7.20% subordinated notes due 2005	249,850	249,843	249,819

5.75% subordinated notes due 2009	298,985	298,956	298,870

6 7/8% subordinated notes due 2019	698,824	698,809	—

Other	10,000	10,000	11,977

Total parent company	2,055,502	2,055,303	1,422,899

6.50% subordinated notes due 2003	199,768	199,750	199,694

7.25% subordinated notes due 2010	223,312	223,271	223,148

6.30% subordinated notes due 2011	200,000	200,000	200,000

7.25% subordinated notes due 2011	197,721	197,672	197,524

6.25% subordinated notes due 2011	297,452	297,394	297,220

Other	897	1,142	1,216

Total subsidiary	1,119,150	1,119,229	1,118,802

Total long-term debt qualifying for Tier 2 Capital	3,174,652	3,174,532	2,541,701

Senior bank notes	10,790,627	8,918,601	6,987,144

Federal Home Loan Bank advances	2,832,411	2,757,648	2,462,286

Other	5,415	7,233	7,978

Total other long-term debt	13,628,453	11,683,482	9,457,408

Total long-term debt	$16,803,105	$14,858,014	$11,999,109

  A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at March 31, 2000.

8.	CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

	Mar. 31	Dec. 31	Mar. 31
(Dollars in Thousands)	2000	1999	1999

8.12% capital securities of First of America Capital Trust I, due January 31, 2027	$150,000	$150,000	$150,000

9.85% capital securities of Fort Wayne Capital Trust I, due April 15, 2027	30,000	30,000	30,000

Total capital securities qualifying as Tier 1 capital	180,000	180,000	180,000

6.75% capital securities of National City Capital Trust I	—	—	499,896

Total capital securities	$180,000	$180,000	$679,896

    The corporation-obligated mandatorily redeemable capital securities (the “capital securities”) of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the “debentures”) were issued by three statutory business trusts, First of America Capital Trust I, Fort Wayne Capital Trust I and National City Capital Trust I, of which 100% of the common equity in each of the trusts is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

    The debentures held by First of America Capital Trust I and Fort Wayne Capital Trust I are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively. The debentures held by National City Capital Trust I were redeemed by the Corporation on June 1, 1999.

9.  REGULATORY RESTRICTIONS AND CAPITAL RATIOS

  The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administrated by the federal banking agencies that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on the Corporation’s financial statements and operations.

  Dividends paid by the subsidiary banks to the Parent company are also subject to various legal and regulatory restrictions. At March 31, 2000, bank subsidiaries may pay the Parent company, without prior regulatory approval, $1.7 billion of dividends.

  The following table reflects various measures of capital:

	Mar. 31		Dec. 31		Mar. 31
	2000		1999		1999
(Dollars in
Millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity (a)	$5,917.6	6.81%	$5,727.7	6.57%	$6,256.9	7.44%

Total common equity(a)	5,887.6	6.78	5,697.5	6.54	6,226.4	7.40

Tangible common equity (b)	4,603.3	5.38	4,391.1	5.12	5,122.5	6.17

Tier 1 capital(c)	5,131.1	6.98	4,828.0	6.61	5,152.9	7.34

Total risk- based capital (d)	8,616.4	11.72	8,190.2	11.22	8,388.6	11.96

Leverage(e)	5,131.1	6.03	4,828.0	5.72	5,152.9	6.13

(a)	Computed in accordance with generally accepted accounting principles, including unrealized fair value adjustment of securities available for sale.
(b)	Common stockholders’ equity less all intangible assets; computed as a ratio to total assets less all intangible assets.
(c)	Stockholders’ equity plus qualifying capital securities less certain intangibles and the unrealized fair value adjustment of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(d)	Tier 1 capital plus qualifying loan loss allowance and subordinated debt and unrealized holding gains on certain equity securities; computed as a ratio to risk-adjusted assets, as defined.
(e)	Tier 1 capital; computed as a ratio to average total assets less certain intangible assets.

  National City’s Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00% respectively.
  The capital levels at all of National City’s subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.
  Intangible asset amounts used in the capital ratio calculations are summarized below:

	Mar. 31	Dec. 31	Mar. 31
(In Millions)	2000	1999	1999

Goodwill	$1,193.1	$1,210.4	$1,025.3

Other intangibles	91.2	96.0	78.6

Total intangibles	$1,284.3	$1,306.4	$1,103.9

10.  STOCKHOLDERS’ EQUITY

	Mar. 31	Dec. 31	Mar. 31
	2000	1999	1999
(Outstanding Shares)

Preferred Stock, no par value, authorized 5,000,000 shares	599,639	604,652	610,258

Common Stock, $4 par value, authorized 1,400,000,000 shares	606,227,792	607,058,364	628,841,942

    National City’s preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by the Corporation at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus accrued and unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock.

    During the fourth quarter of 1999, the board of directors authorized the purchase of up to 30 million shares of National City common stock subject to an aggregate purchase amount of $1.0 billion. To date, 4.7 million shares have been repurchased, of which 2.1 million were repurchased during the first quarter of 2000.

11.  INCOME TAX EXPENSE

    The composition of income tax expense follows:

	Three Months Ended
	March 31

(In Thousands)	2000	1999

Applicable to income exclusive of securities transactions	$157,056	$204,168

Applicable to securities transactions	7,537	8,291

Total income tax expense	$164,593	$212,459

    The effective tax rate was 33.9% and 37.7% for the three months ended March 31, 2000 and 1999, respectively. Income taxes for the first quarter of 1999 included the effect of the write-off of nondeductible goodwill related to the planned disposal of certain National Processing business lines. See Note 3.

12.  CONTINGENT LIABILITIES

    During the fourth quarter of 1999, the Corporation was notified by the Internal Revenue Service (“IRS”) of adjustments relating to its corporate-owned life insurance (“COLI”) programs proposed in the Revenue Agent’s Reports for the Corporation’s Federal income tax returns for the years 1990 through 1995. These proposed adjustments involve the disallowance of certain deductions, which, with the expected effect on tax returns for years subsequent to 1995, represent an exposure for tax and interest of approximately $200 million. In the first quarter of 2000, the Corporation made payments of taxes and interest attributable to COLI interest deductions for years 1990 through 1995 to avoid the potential assessment by the IRS of any additional above-market rate interest on the contested amount. The payments to the IRS are included on the balance sheet in other assets pending the resolution of this matter. The Corporation will seek refund, either administratively or through litigation, of all amounts paid plus interest. Management does not agree with these proposed adjustments and will vigorously contest this claim. In the event resolution of this matter is unfavorable, it may have a material adverse effect on the Corporation’s net income for the period in which such unfavorable resolution occurs.

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

13.  NET INCOME PER SHARE

    The calculation of net income per common share follows:

	Three Months
	Ended
	March 31
In Thousands, Except
Per Share Amounts)	2000	1999

Basic:

Net income	$321,343	$351,019

Less preferred dividends	450	415

Net income applicable to common stock	$320,893	$350,604

Average common shares outstanding	605,766	640,989

Net income per common share — basic	$.53	$.55

Diluted:

Net income	$321,343	$351,019

Average common shares outstanding	605,766	640,989

Stock option adjustment	3,106	9,401

Preferred stock adjustment	1,822	1,831

Average common shares outstanding — diluted	610,694	652,221

Net income per common share — diluted	$.53	$.54

14.	OFF-BALANCE SHEET FINANCIAL AGREEMENTS

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

    Interest Rate Risk Management: The Corporation uses interest rate derivatives principally to manage exposure to interest rate risk. Receive fixed interest rate swaps are used to convert variable rate loans and securities into fixed rate instruments and to convert fixed rate funding sources into variable rate funding instruments. Pay fixed interest rate swaps and futures contracts are used to convert fixed rate loans and securities into variable rate instruments and to convert variable rate funding sources into fixed rate funding instruments. Interest rate cap and floor contracts are used to help protect the Corporation’s interest margin in periods of extremely high or low interest rates. Basis swaps are used to manage the short term repricing risk of variable rate assets and liabilities.
    Mortgage Servicing Risk Management: The carrying value of mortgage servicing assets at March 31, 2000 and December 31, 1999 was $876.6 million and $785.0 million, respectively, and included capitalized net cash flows of $58.1 million and $9.7 million, respectively, related to off-balance sheet derivative contracts. The Corporation uses off-balance sheet derivative contracts to hedge the market value of its mortgage servicing portfolio. The market value of the mortgage servicing portfolio is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To hedge this exposure, the Corporation enters into receive fixed interest rate swaps, purchased interest rate floors and purchased interest rate caps. The Corporation also enters into interest rate swaps where the Corporation receives the periodic total return of principal only mortgage-backed securities and pays a variable rate based on one-month Eurodollar rates.

    Summary information regarding derivatives used for interest rate and mortgage servicing risk management at March 31, 2000 and December 31, 1999 follows:

	Interest Rate Risk Management

	Notional Amount Applicable to Hedged Item
				Total	Net Unrealized
(In Thousands)	Loans	Securities	Funding	Notional	Gain (Loss)

March 31, 2000:
Interest rate swaps

Receive fixed swaps	$680,398	$—	$5,969,000	$6,649,398	$(248,359)

Pay fixed swaps	2,870,294	656,000	1,000,000	4,526,294	126,054

Basis swaps	2,150,000	—	2,976,000	5,126,000	(15,158)

Principal only swaps	—	—	—	—	—

Total interest rate swaps	5,700,692	656,000	9,945,000	16,301,692	(137,463)
Interest rate caps and floors

Eurodollar caps purchased	3,553	70,000	1,000,000	1,073,553	(220)

Eurodollar caps sold	145,000	—	—	145,000	1,352

Eurodollar floors purchased	1,165,000	25,000	—	1,190,000	(4,115)

Eurodollar floors sold	50,000	—	—	50,000	(1,521)

U.S. Treasury caps purchased	—	—	—	—	—

U.S. Treasury floors purchased	—	—	—	—	—

Total interest rate caps and floors	1,363,553	95,000	1,000,000	2,458,553	(4,504)
Interest rate futures

Eurodollar futures purchased	369,000	—	—	369,000	28

Eurodollar futures sold	1,832,000	14,524,000	—	16,356,000	(83)

U.S. Treasury futures sold	—	143,000	—	143,000	—

Total interest rate futures	2,201,000	14,667,000	—	16,868,000	(55)

Total interest rate swaps, caps, floors and futures	$9,265,245	$15,418,000	$10,945,000	$35,628,245	$(142,022)

December 31, 1999:
Interest rate swaps

Receive fixed swaps	$961,488	$—	$4,792,000	$5,753,488	$(210,781)

Pay fixed swaps	2,690,841	156,000	1,000,000	3,846,841	100,366

Basis swaps	2,000,000	—	4,091,000	6,091,000	(4,676)

Principal only swaps	—	—	—	—	—

Total interest rate swaps	5,652,329	156,000	9,883,000	15,691,329	(115,091)
Interest rate caps and floors

Eurodollar caps purchased	3,605	70,000	1,500,000	1,573,605	(592)

Eurodollar caps sold	35,000	—	—	35,000	(190)

Eurodollar floors purchased	665,000	525,000	—	1,190,000	(2,649)

Eurodollar floors sold	10,000	—	—	10,000	92

U.S. Treasury caps purchased	—	—	—	—	—

U.S. Treasury floors purchased	—	—	—	—	—

Total interest rate caps and floors	713,605	595,000	1,500,000	2,808,605	(3,339)
Interest rate futures

Eurodollar futures purchased	637,000	—	—	637,000	(203)

Eurodollar futures sold	808,000	10,613,000	—	11,421,000	1,135

U.S. Treasury futures sold	—	143,000	—	143,000	—

Total interest rate futures	1,445,000	10,756,000	—	12,201,000	932

Total interest rate swaps, caps, floors and futures	$7,810,934	$11,507,000	$11,383,000	$30,700,934	$(117,498)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Mortgage Servicing Risk
	Management

		Net Unrealized
(In Thousands)	Notional	Gain (Loss)

March 31, 2000:
Interest rate swaps

Receive fixed swaps	$1,533,000	$(63,799)

Pay fixed swaps	—	—

Basis swaps	—	—

Principal only swaps	410,615	(47,226)

Total interest rate swaps	1,943,615	(111,025)
Interest rate caps and floors

Eurodollar caps purchased	—	—

Eurodollar caps sold	—	—

Eurodollar floors purchased	—	—

Eurodollar floors sold	—	—

U.S. Treasury caps purchased	2,690,000	14,409

U.S. Treasury floors purchased	300,000	252

Total interest rate caps and floors	2,990,000	14,661
Interest rate futures

Eurodollar futures purchased	—	—

Eurodollar futures sold	—	—

U.S. Treasury futures sold	—	—

Total interest rate futures	—	—

Total interest rate swaps, caps, floors and futures	$4,933,615	$(96,364)

December 31, 1999:
Interest rate swaps

Receive fixed swaps	$1,808,000	$(102,915)

Pay fixed swaps	—	—

Basis swaps	—	—

Principal only swaps	364,792	(60,332)

Total interest rate swaps	2,172,792	(163,247)
Interest rate caps and floors

Eurodollar caps purchased	—	—

Eurodollar caps sold	—	—

Eurodollar floors purchased	—	—

Eurodollar floors sold	—	—

U.S. Treasury caps purchased	2,690,000	29,334

U.S. Treasury floors purchased	700,000	143

Total interest rate caps and floors	3,390,000	29,477
Interest rate futures

Eurodollar futures purchased	—	—

Eurodollar futures sold	—	—

U.S. Treasury futures sold	—	—

Total interest rate futures	—	—

Total interest rate swaps, caps, floors and futures	$5,562,792	$(133,770)

15.  LINE OF BUSINESS REPORTING

    National City operates six major lines of business: corporate banking, retail sales and distribution, consumer finance, asset management, National City Mortgage and National Processing.

    Corporate banking includes lending and related financial services to large and medium-sized corporations. Retail sales and distribution includes direct lending, deposit gathering and small business services. Consumer finance is comprised of credit card lending, education finance, dealer finance, national home equity lending and nonconforming residential lending. Asset management includes the institutional trust, brokerage and wealth management businesses. National City Mortgage represents conforming mortgage banking activities conducted through the Corporation’s wholly-owned subsidiary, National City Mortgage Co. National Processing consists of merchant card processing services and corporate outsourcing services conducted through National Processing, Inc., National City’s 88%-owned item processing subsidiary.
    The business units are identified by the product or services offered and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts were reclassified to conform to the current line of business reporting structure.
    The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units’ assets and liabilities are match-funded and interest rate risk is centrally managed. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
    Parent and other is comprised of several smaller business units, the results of investment/funding activities, intersegment revenue (expense) eliminations and unallocated amounts. Operating results of the business units are discussed in the Line of Business Results section of Management’s Discussion and Analysis. Selected financial information by line of business is included in the table below.

	Corporate	Retail Sales	Consumer	Asset	National City
(In Thousands)	Banking	and Distribution	Finance	Management	Mortgage

Quarter Ended March 31, 2000

Net interest income (expense)(a)	$219,964	$368,600	$156,796	$23,904	$8,056

Provision (benefit) for loan losses	15,414	9,153	44,999	890	—

Net interest income (expense) after provision	204,550	359,447	111,797	23,014	8,056

Noninterest income	53,943	129,035	39,739	121,033	95,553

Noninterest expense	103,384	283,446	95,568	88,432	78,639

Income (loss) before taxes	155,109	205,036	55,968	55,615	24,970

Income tax expense (benefit)(a)	58,577	78,651	21,413	20,686	9,521

Net income	$96,532	$126,385	$34,555	$34,929	$15,449

Intersegment revenue (expense)	$—	$4,322	$—	$7,542	$2,816

Average assets (in millions)	$26,887	$16,550	$18,376	$2,373	$2,779

Quarter Ended March 31, 1999

Net interest income (expense)(a)	$212,441	$367,031	$146,949	$21,114	$15,543

Provision (benefit) for loan losses	7,653	12,567	55,138	1,036	—

Net interest income after provision	204,788	354,464	91,811	20,078	15,543

Noninterest income	52,256	137,976	21,129	115,227	82,803

Noninterest expense	94,994	295,779	66,483	84,192	59,879

Income (loss) before taxes	162,050	196,661	46,457	51,113	38,467

Income tax expense (a)	60,337	74,522	17,579	18,716	14,687

Net income (loss)	$101,713	$122,139	$28,878	$32,397	$23,780

Intersegment revenue (expense)	$—	$31,721	$—	$6,876	$2,470

Average assets (in millions)	$25,822	$18,445	$14,922	$2,205	$2,963

[Additional columns below]

[Continued from above table, first column(s) repeated]

	National	Parent	Consolidated
(In Thousands)	Processing	and Other	Total

Quarter Ended March 31, 2000

Net interest income (expense)(a)	$1,858	$(38,283)	$740,895

Provision (benefit) for loan losses	—	(4,130)	66,326

Net interest income (expense) after provision	1,858	(34,153)	674,569

Noninterest income	96,281	43,315	578,899

Noninterest expense	83,858	25,766	759,093

Income (loss) before taxes	14,281	(16,604)	494,375

Income tax expense (benefit)(a)	5,899	(21,715)	173,032

Net income	$8,382	$5,111	$321,343

Intersegment revenue (expense)	$—	$(14,680)	$—

Average assets (in millions)	$365	$18,621	$85,951

Quarter Ended March 31, 1999

Net interest income (expense)(a)	$1,665	$(44)	$764,699

Provision (benefit) for loan losses	—	(8,360)	68,034

Net interest income after provision	1,665	8,316	696,665

Noninterest income	51,608	153,580	614,579

Noninterest expense	113,305	24,570	739,202

Income (loss) before taxes	(60,032)	137,326	572,042

Income tax expense (a)	842	34,340	221,023

Net income (loss)	$(60,874)	$102,986	$351,019

Intersegment revenue (expense)	$—	$(41,067)	$—

Average assets (in millions)	$506	$20,657	$85,520

(a) Includes tax-equivalent adjustment for tax-exempt interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Highlights

     Net income for the quarter ended March 31, 2000 was $321.3 million, or $.53 per diluted share, compared with $347.9 million for the quarter ended March 31, 1999, or $.53 per diluted share, excluding the effects of the nonrecurring items described in Note 3 to the Consolidated Financial Statements. On this same basis, returns on average common equity and average assets for the first quarter of 2000 were 22.5% and 1.50%, respectively, compared with 20.9% and 1.65% for the same period in 1999. Including the nonrecurring items, reported net income was $351.0 million, or $.54 per diluted share, in the 1999 first quarter and returns on average common equity and average assets were 21.1% and 1.66%, respectively.
     Financial performance for the first quarter of 2000 reflected solid fundamentals in most of the Corporation’s businesses, led by strength in commercial and consumer lending, asset management and item processing. Rapidly rising interest rates, however, have compressed margins and thus net interest income.
Table 1:  Net Income by Line of Business

	Three Months Ended March 31

(In Millions)	2000	1999

Corporate banking	$96.5	$101.7

Retail sales and distribution	126.4	122.1

Consumer finance	34.6	28.9

Asset management	34.9	32.4

National City Mortgage	15.4	23.8

National Processing	8.4	(60.9)

Parent and other	5.1	103.0

Consolidated total	$321.3	$351.0

Line of Business Results

     National City’s operations are managed along six major lines of business: corporate banking, retail sales and distribution, consumer finance, asset management, National City Mortgage and National Processing. Note 15 to the Consolidated Financial Statements provides selected financial information for each business line. Table 1 summarizes net income by line of business.

     Corporate banking earned $96.5 million in first quarter 2000 compared to $101.7 million in first quarter 1999. The decline was due to increases in the provision for loan losses and noninterest expense partially offset by higher net interest income. Expenses of new offices in Philadelphia, Detroit and Chicago contributed to higher noninterest expense and higher net charge-offs led to the increased provision for loan losses, while the improvement in net interest income resulted from growth in earning assets.
     Net income for retail sales and distribution was $126.4 million in first quarter 2000, up from $122.1 million in the same quarter last year. Net income for the 2000 quarter increased due primarily to lower noninterest expense, partially offset by a decline in fee income. Cost efficiencies from functional centralization and branch rationalization initiatives drove the decline in noninterest expense.
     Consumer finance net income was $34.6 million in first quarter 2000, up from $28.9 million in the 1999 first quarter. Strong loan origination volumes and the second half 1999 acquisition of a leading wholesale originator of nonconforming residential mortgage loans boosted the increase in 2000 earnings. An improvement in net interest and noninterest income was offset in part by volume-related expense growth. Net income also benefited from lower credit costs.
     Asset management reported net income of $34.9 million in the 2000 quarter and $32.4 million in the same 1999 quarter, representing an increase of 8%. An increase in assets under administration and strong loan and deposit growth led to the increase in net income.
     National City Mortgage reported net income of $15.4 million and $23.8 million for the first quarters of 2000 and 1999, respectively. Although servicing revenue was strong, the rapidly rising interest rate environment in 2000 dampened origination volume and associated revenue, in contrast to the favorable interest rate environment in 1999, which fueled record origination volume.
     National Processing’s net income, after minority interest, was $8.4 million in the 2000 first quarter versus a net loss of $60.9 million in the 1999 first quarter. The earnings for 2000 reflected strong revenue and volume growth in the merchant card base, while the net loss for 1999 stemmed from losses accrued for the divestiture of certain business lines.
     The parent and other category for 1999 includes the effects of nonrecurring items other than the loss on the sale of National Processing businesses. These nonrecurring items, discussed further in the “Noninterest Income” section, increased noninterest income by $101.8 million. Excluding these items, parent and other net income in 2000 decreased to $5.1 million from $36.8 million in 1999 due largely to the effect of rising interest rates on investment and funding activities.
Table 2:  Average Earning Assets

	Three Months Ended

(In Millions)	Mar. 31 2000	Dec. 31 1999	Mar. 31 1999

Loans	$63,144	$61,561	$60,295

Securities (at cost)	14,600	15,403	15,126

Other	635	798	1,093

Total earning assets	$78,379	$77,762	$76,514

Table 3:  Average Sources of Funding

	Three Months Ended

(In Millions)	Mar. 31 2000	Dec. 31 1999	Mar. 31 1999

Noninterest bearing deposits	$10,716	$11,278	$11,681

Interest bearing deposits	41,100	41,009	42,776

Short-term borrowings	10,849	11,137	11,842

Long-term debt and capital securities	16,259	15,081	11,301

Total funding	$78,924	$78,505	$77,600

Table 4:  Percentage Composition of Average Funding Sources

	Three Months Ended

(In Millions)	Mar. 31 2000	Dec. 31 1999	Mar. 31 1999

Deposits	65.7%	66.6%	70.2%

Short-term borrowings	13.7	14.2	15.2

Long-term debt and capital securities	20.6	19.2	14.6

Total	100.0%	100.0%	100.0%

Net Interest Income

     Tax-equivalent net interest income for the 2000 first quarter was $740.9 million, versus $756.4 million last quarter and the $764.7 million earned in the 1999 first quarter. The lower net interest income reflects tighter margins and is attributable to the Corporation’s liability sensitivity in a rising interest rate environment coupled with greater reliance on longer-term, wholesale funding.

     The net interest margin was 3.79% in the 2000 first quarter, down from 3.87% last quarter and 4.02% in the 1999 first quarter. Consistent with industry trends, the Corporation’s net interest margin has been narrowing. Recent and successive increases in short-term interest rates by the Federal Reserve have also pressured the Corporation’s net interest margin. While loan demand has generally been healthy and the Corporation’s asset mix continues to shift favorably toward higher-yielding consumer and commercial loans and away from thinner-spread investment securities and conventional residential mortgages, the effect has not been sufficient to fully offset the compression in the margin. In addition, the interest expense incurred as a result of funding share repurchase activity has had the effect of reducing the 2000 first quarter margin by approximately 19 basis points versus 7 basis points in the 1999 first quarter.
     Average earning assets (Table 2) for the first quarter were $78.4 billion, up from $77.8 billion last quarter and up from $76.5 billion in the 1999 first quarter. The increase in average earning assets was driven by growth in loans, offset in part by declines in investment securities. Average loans, excluding real estate, rose to $45.7 billion in the 2000 first quarter, up 8.7% compared to $42.1 billion in last year’s first quarter and represented 12.2% annualized growth from last quarter’s $44.4 billion. Strong sales efforts in the corporate and consumer banking units led to double-digit year-over-year growth in consumer loans and 7.3% growth in general commercial loans and leases.
     Average interest-bearing liabilities in the 2000 first quarter were $68.2 billion, up from $67.2 billion last quarter and up from $65.9 billion in the 1999 first quarter. Increases in average interest-bearing liabilities supported the overall growth in earning assets. Competition from nontraditional financial service providers and shifting customer preferences have made it difficult to grow core deposits, the most significant and lowest cost funding source for the Corporation (Table 3). As a result, the Corporation has increased its reliance upon purchased funding to fund loan growth and its share repurchase program (Table 4).
     Management is responsible for monitoring and limiting the Corporation’s exposure to interest rate risk within established guidelines while maximizing net interest income and the net value of the Corporation’s future cash flows. As part of carrying out these responsibilities, management continually takes into consideration many factors, primarily expected future interest rate movements, variability and timing of balance sheet cash flows, mortgage prepayments, and potential changes in core deposits.
     Interest rate risk is monitored principally through the use of two complementary measures: earnings simulation modeling and net present value estimation. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably compre-hensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
     At March 31, 2000, the earnings simulation model projects net income would increase by approximately 2.3% of stable-rate net income if rates fall gradually by two percentage points over the next year. It projects a decrease of approximately 2.4% if rates rise gradually by two percentage points. The projected decrease is within the Corporation’s guideline of minus 5.0%.
     At March 31, 2000, the net present value model indicates that a 150 basis point immediate decrease in rates was estimated to increase the net present value of the balance sheet by 1.2%. Additionally, net present value was projected to decrease by 4.5% if rates immediately increased by 150 basis points. Policy limits restrict the amount of the estimated decline in net present value to minus 15.0%.

Noninterest Income

     Certain events designated as nonrecurring were included in the Corporation’s 1999 first quarter results. The aggregate net gain from the nonrecurring items, described in further detail below, was $36.8 million pre-tax, or $3.1 million after-tax and is included in other noninterest income in the Consolidated Statements of Income.

     National City sold its 20% ownership interest in Electronic Payment Services, Inc. (“EPS”), a provider of transaction processing services, to Concord EFS, Inc. (“Concord”) and recognized a gain of $95.7 million pre-tax, or $62.2 million after-tax. The transaction was effected by exchanging each common share of EPS for 7.9091 shares of unregistered Concord common stock. National City received 5.9 million shares of unregistered Concord common stock as a result of the exchange. National City also sold its interest in Stored Value Systems, Inc. a subsidiary that had been involved in the development of smart card technology, for a gain of $6.1 million pre-tax, or $4.0 million after-tax.
     In the first quarter of 1999, National Processing adopted a formal plan to either sell, liquidate or dispose of its freight payables, payables outsourcing, remittance and merchant check services business lines. A $65.0 million pre-tax, or $63.1 million after-tax, impairment loss, net of minority interest benefit, was recorded related to these planned dispositions.
     For the first quarter of 2000, fees and other income grew 8.2% to $557.4 million from $515.0 million for the year earlier quarter, excluding the effect of divested businesses and nonrecurring items, with broad-based growth experienced in mortgage banking revenue, deposit fees, item processing, trust and investment management fees, and brokerage revenue. Purchase acquisitions in the second half of 1999 contributed $31.9 million to 2000’s first quarter mortgage banking revenue. The Corporation began retaining a portion of its nonconforming residential mortgage production during 2000 to benefit future revenue, in contrast to realizing gains on sale. Item processing revenue, after adjusting for the divestiture of certain business lines in 1999, grew 14.2% to $94.4 million in the first quarter of 2000 from $82.7 million in the 1999 first quarter.
Table 5:  Noninterest Income

	Three Months Ended

(In Thousands)	Mar. 31 2000	Dec. 31 1999	Mar. 31 1999

Item processing revenue	$94,369	$98,471	$121,703

Service charges on deposits	106,313	108,321	99,863

Trust and investment management fees	83,624	82,229	81,847

Mortgage banking revenue	111,294	126,011	92,995

Card-related fees	43,646	48,725	45,310

Brokerage revenue	27,011	26,031	24,444

Service fees — other	24,337	21,422	24,955

Other	66,772	68,063	99,774

Total fees and other income	557,366	579,273	590,891

Securities gains	21,533	37,095	23,688

Total noninterest income	$578,899	$616,368	$614,579

     Fees and other income declined on a linked-quarter basis

and were largely affected by lower mortgage banking and item processing revenue, following a seasonally strong fourth quarter. National City’s residential loan servicing portfolio grew to $48.6 billion at March 31, 2000 compared to $46.7 billion at year-end 1999 and was up 25.1% from $38.8 billion a year ago.
     In the first quarter of 2000, pre-tax securities gains totaled $21.5 million, or $.02 per share, after-tax, down from $37.1 million, or $.04 per share, after-tax, in the fourth quarter of 1999, and $23.7 million, or $.02 per share, after-tax, in the first quarter of 1999.

Noninterest Expense

     Noninterest expense (Table 6) was $759.1 million in the first quarter of 2000, compared to $780.1 million in the 1999 fourth quarter and $739.2 million in the first quarter of 1999. The volume-related fee and processing businesses, combined with the seasonality of certain expenses, led to the decline in the linked-quarter comparison of noninterest expense. Operating efficiencies have been achieved even while technology and marketing spending has been increased to support strategic growth initiatives, with associated costs included in both the current and prior quarter. Compared to the first quarter of 1999, noninterest expense rose due to technology and marketing investment, as well as expenses and intangibles amortization from the purchase acquisitions of companies whose costs were not included in the 1999 first quarter base, partially offset by lower expenses from the aforementioned disposition of certain National Processing business lines in the second quarter of 1999.

     National City’s staffing level on a full-time equivalent basis was 36,961 at March 31, 2000, down 7% from 39,742 at March 31, 1999 primarily as a result of the business line divestitures at National Processing and reductions in retail branch personnel and other support staff, offset partially by additions resulting from the second half 1999 purchase acquisitions.
     Operating expense levels are often measured by the efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income. Excluding the effects of nonrecurring items, the efficiency ratio for the first three months of 2000 and 1999 was 58.5% and 56.1%, respectively.
Table 6:  Noninterest Expense

	Three Months Ended

(In Thousands)	Mar. 31 2000	Dec. 31 1999	Mar. 31 1999

Salaries	$335,037	$340,006	$318,761

Benefits and other personnel	71,834	60,410	82,003

Equipment	57,682	56,468	52,761

Net occupancy	52,668	49,772	54,127

Third-party services	45,148	49,723	45,570

Card processing fees	38,198	40,380	33,595

Postage and supplies	30,611	31,422	35,042

Amortization of intangibles	22,100	21,115	17,598

Telephone	20,276	20,259	18,956

Marketing and public relations	22,712	23,310	10,773

State and local taxes	7,708	14,502	12,770

Travel and entertainment	13,639	14,695	11,906

Other	41,480	58,042	45,340

Total noninterest expense	$759,093	$780,104	$739,202

Asset Quality

     The allowance for loan losses was $970.6 million at March 31, 2000, or 1.57% of loans, compared with $970.5 million, or 1.61% of loans at December 31, 1999, and $970.3 million, or 1.69% of loans at March 31, 1999. For the 2000 first quarter, net charge-offs were $66.1 million, down from $66.6 million last quarter and $68.0 million in the 1999 first quarter.

     Table 7 presents net charge-offs as a percentage of average loans by portfolio type. Net charge-offs were .44% for the first quarter, down from .45% last quarter and .48% in the 1999 first quarter.
     Nonperforming assets (Table 8) were $314.1 million at March 31, 2000, up from $289.1 million at December 31, 1999, and $271.9 million at March 31, 1999. The increase in nonperforming assets from year-end 1999 was primarily due to the addition of several commercial credits in the manufacturing, health care and retail industries, and higher delinquencies in residential real estate. As a percentage of loans and OREO, nonperforming assets were .51% at March 31, 2000, up slightly from .48% at December 31, 1999 and .47% at March 31, 1999.

Capital

     The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. For further detail on capital ratios, see Note 9 to the Consolidated Financial Statements.

     At March 31, 2000, total stockholders’ equity was $5.9 billion, compared to $5.7 billion at December 31, 1999 and $6.3 billion at March 31, 1999. The repurchase of National City stock and unrealized fair value depreciation in the available-for-sale securities portfolio led to the decline in stockholders’ equity from a year ago. Book value per common share at March 31, 2000, December 31, 1999 and March 31, 1999 was $9.71, $9.39 and $9.90, respectively. Book value per common share at March 31, 2000 included unrealized losses on securities available for sale of $.47 compared with unrealized losses of $.30 at December 31, 1999 and unrealized gains of $.32 at March 31, 1999.
     During the 2000 first quarter, the Corporation repurchased 2.1 million shares of National City common stock. As of March 31, 2000, 25.2 million shares remained under the 30 million-share authorization approved by the Board of Directors in October 1999, with an aggregate limit of $1.0 billion. The shares will be acquired either in the open market or through privately-negotiated transactions in accordance with the applicable regulations of the Securities and Exchange Commission.
     The dividend payout is continually reviewed by management and the Board of Directors. Dividends of $.285 per common share were paid during the 2000 first quarter compared to $.26 per common share in the 1999 first quarter. On April 3, 2000, the Corporation declared a cash dividend of $.285 per common share indicating an annual rate of $1.14 per common share.
     Equity to assets was 6.81%, 6.57% and 7.44% at March 31, 2000, December 31, 1999 and March 31, 1999, respectively. Average equity to assets for these respective periods was 6.72%, 7.00% and 7.91%.

Table 7:	Annualized Net Charge-Offs as a Percentage of Average Loans

	Three Months Ended March 31

	2000	1999

Commercial	.32%	.17%

Real estate — commercial	(.09)	—

Real estate — residential	.08	.07

Consumer	.67	.93

Credit card	3.45	4.83

Home equity	.04	.13

Total net charge-offs to average loans	.44%	.48%

Table 8:  Nonperforming Assets

(In Millions)	Mar. 31 2000	Dec. 31 1999	Mar. 31 1999

Commercial:

Nonaccrual	$138.4	$130.2	$122.3

Restructured	.2	.2	.3

Total commercial	138.6	130.4	122.6

Real estate mortgage:

Nonaccrual	150.5	137.0	117.4

Restructured	1.7	1.8	2.5

Total real estate mortgage	152.2	138.8	119.9

Total nonperforming loans	290.8	269.2	242.5

Other real estate owned (OREO)	23.3	19.9	29.4

Nonperforming assets	$314.1	$289.1	$271.9

Loans 90 days past due accruing interest	$250.0	$230.0	$223.2

    The total market capitalization of the Corporation was approximately $12.5 billion at March 31, 2000. National City’s common stock is traded on the New York Stock Exchange under the symbol “NCC.”

Forward-Looking Statements

     The discussion regarding the Corporation’s interest rate risk position included in the section entitled “Net Interest Income” contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions and the Corporation’s ability to execute its business plans. Although National City believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

Daily Average Balances/Net Interest Income/Rates

(Dollars in Millions)	Daily Average Balance

	2000	1999

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets

Earning Assets:

Loans:

Commercial	$23,496	$22,988	$22,066	$22,228	$22,154

Real estate — commercial	6,020	6,141	6,238	6,275	6,305

Real estate — residential(a)	11,392	11,030	10,534	10,827	11,902

Consumer	16,130	15,617	15,052	15,130	14,956

Credit Card	2,336	2,224	2,088	1,953	1,829

Home equity	3,770	3,561	3,336	3,188	3,149

Total loans	63,144	61,561	59,314	59,601	60,295

Securities:

Taxable	13,789	14,565	14,000	13,761	14,227

Tax-exempt	811	838	851	877	899

Total securities	14,600	15,403	14,851	14,638	15,126

Short-term investments	635	798	806	999	1,093

Total earning assets/

Total interest income/rates	78,379	77,762	74,971	75,238	76,514

Allowance for loan losses	(996)	(985)	(990)	(989)	(985)

Fair value (depreciation) appreciation of securities available for sale	(408)	(116)	(8)	268	377

Cash and demand balances due from banks	3,140	3,376	3,306	3,506	4,068

Properties and equipment, accrued income and other assets	5,836	5,563	5,412	5,346	5,546

Total assets	$85,951	$85,600	$82,691	$83,369	$85,520

Liabilities and Stockholders’ Equity

Interest bearing liabilities:

NOW and money market accounts	$16,443	$16,580	$16,742	$16,997	$16,899

Savings accounts	3,413	3,605	3,795	3,922	3,955

Time deposits of individuals	15,019	14,578	14,461	14,883	15,581

Other time deposits	2,825	3,141	2,908	2,857	3,311

Deposits in overseas offices	3,400	3,105	2,389	2,342	3,030

Federal funds borrowed	3,642	3,713	2,889	2,467	3,970

Security repurchase agreements	4,081	4,531	4,814	4,910	5,034

Borrowed funds	3,126	2,893	2,808	2,977	2,838

Long-term debt and capital securities	16,259	15,081	13,532	13,305	11,301

Total interest bearing liabilities/

Total interest expense/rates	68,208	67,227	64,338	64,660	65,919

Noninterest bearing deposits	10,716	11,278	11,338	11,542	11,681

Accrued expenses and other liabilities	1,249	1,105	1,046	951	1,159

Total liabilities	80,173	79,610	76,722	77,153	78,759

Total stockholders’ equity	5,778	5,990	5,969	6,216	6,761

Total liabilities and stockholders’ equity	$85,951	$85,600	$82,691	$83,369	$85,520

Net interest income

Interest spread

Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes mortgage loans held for sale.

	Quarterly Interest

	2000	1999

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets

Earning Assets:

Loans:
Commercial	$490.1	$471.6	$434.9	$423.4	$420.0
Real estate — commercial	130.7	134.4	135.8	133.8	133.6
Real estate — residential(a)	220.3	211.3	198.4	202.5	215.3
Consumer	342.8	333.5	318.5	317.5	313.3
Credit Card	77.7	71.7	70.3	65.5	59.6
Home equity	83.4	76.4	70.6	66.2	72.0

Total loans	1,345.0	1,298.9	1,228.5	1,208.9	1,213.8
Securities:
Taxable	216.0	226.6	217.2	208.4	223.9
Tax-exempt	16.6	17.3	17.5	19.3	17.3

Total securities	232.6	243.9	234.7	227.7	241.2
Short-term investments	10.9	13.3	11.7	12.9	14.1

Total earning assets/
Total interest income/rates	$1,588.5	$1,556.1	$1,474.9	$1,449.5	$1,469.1
Allowance for loan losses
Fair value (depreciation) appreciation of securities available for sale
Cash and demand balances due from banks
Properties and equipment, accrued income and other assets

Total assets

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
NOW and money market accounts	$140.0	$135.2	$131.2	$126.7	$126.5
Savings accounts	14.2	15.1	16.0	16.6	16.9
Time deposits of individuals	201.0	190.3	183.5	187.7	200.1
Other time deposits	41.0	43.6	36.7	34.4	40.6
Deposits in overseas offices	47.7	41.6	30.1	27.7	35.0
Federal funds borrowed	53.9	51.3	37.5	29.6	47.8
Security repurchase agreements	48.7	49.9	50.3	49.8	51.9
Borrowed funds	43.3	41.1	37.7	36.9	28.5
Long-term debt and capital securities	257.8	231.6	194.2	181.9	157.1

Total interest bearing liabilities/
Total interest expense/rates	$847.6	$799.7	$717.2	$691.3	$704.4
Noninterest bearing deposits
Accrued expenses and other liabilities
Total liabilities
Total stockholders’ equity
Total liabilities and stockholders’ equity
Net interest income	$740.9	$756.4	$757.7	$758.2	$764.7

Interest spread
Contribution of noninterest bearing sources of funds
Net interest margin

	Average Annualized Rate

	2000	1999

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets

Earning Assets:

Loans:
Commercial	8.39%	8.14%	7.82%	7.64%	7.69%
Real estate — commercial	8.73	8.68	8.63	8.55	8.60
Real estate — residential(a)	7.74	7.66	7.54	7.48	7.24
Consumer	8.55	8.47	8.40	8.42	8.50
Credit Card	13.38	12.79	13.36	13.45	13.22
Home equity	8.85	8.52	8.40	8.32	9.27
Total loans	8.56	8.38	8.23	8.13	8.14
Securities:
Taxable	6.27	6.22	6.20	6.06	6.30
Tax-exempt	8.19	8.25	8.24	8.80	7.68
Total securities	6.38	6.33	6.32	6.22	6.38
Short-term investments	6.88	6.58	5.83	5.15	5.22
Total earning assets/
Total interest income/rates	8.14%	7.96%	7.83%	7.72%	7.75%
Allowance for loan losses
Fair value (depreciation) appreciation of securities available for sale
Cash and demand balances due from banks
Properties and equipment, accrued income and other assets

Total assets

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
NOW and money market accounts	3.43%	3.24%	3.11%	2.99%	3.04%
Savings accounts	1.67	1.67	1.67	1.70	1.73
Time deposits of individuals	5.38	5.18	5.04	5.06	5.21
Other time deposits	5.84	5.51	5.00	4.84	4.98
Deposits in overseas offices	5.64	5.32	5.00	4.74	4.68
Federal funds borrowed	5.95	5.46	5.16	4.82	4.89
Security repurchase agreements	4.80	4.38	4.15	4.06	4.18
Borrowed funds	5.57	5.64	5.32	4.98	4.07
Long-term debt and capital securities	6.37	6.09	5.69	5.48	5.64
Total interest bearing liabilities/
Total interest expense/rates	5.00%	4.72%	4.42%	4.29%	4.33%
Noninterest bearing deposits
Accrued expenses and other liabilities
Total liabilities
Total stockholders’ equity
Total liabilities and stockholders’ equity
Net interest income
Interest spread	3.14%	3.24%	3.41%	3.43%	3.42%
Contribution of noninterest bearing sources of funds	.65	.63	.62	.61	.60

Net interest margin	3.79%	3.87%	4.03%	4.04%	4.02%

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

National City’s item processing subsidiary, National Processing, Inc., is traded on the New York Stock Exchange under the symbol “NAP.” The stock abbreviated in financial publications as NtlProc.

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

Debt Ratings

Moody’s
	Investors	Standard	Duff &	Thomson
	Service	& Poor’s	Phelps(b)	BankWatch

National City Corporation				A/B

Commercial paper (short-term debt)	P-1	A-1	D-1+	TBW1

Senior debt	A1	A	AA-

Subordinated debt	A2	A-	A+	A
Bank Subsidiaries:(a)

Certificates of deposit	Aa3	A+	AA

Subordinated bank notes	A1	A	AA-	A+

(a)	Includes National City Bank, National City Bank of Indiana, National City Bank of Kentucky, National City Bank of Pennsylvania and National City Bank of Michigan/Illinois.

(b)	Duff & Phelps ratings for certificates of deposit apply only to the banks in Ohio, Kentucky and Indiana. Duff & Phelps subordinated bank note ratings apply only to the Ohio banking subsidiary.

FORM 10-Q — MARCH 31, 2000

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION

Date:  May 2, 2000

/s/ ROBERT G. SIEFERS

Robert G. Siefers
Vice Chairman and
Chief Financial Officer
(Duly Authorized Signer and
Principal Financial Officer)

[NATIONAL CITY CORPORATION LOGO] National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484	Bulk Rate U.S. Postage PAID National City Corporation