Form 10-Q
period 2000-06-30
NATIONAL CITY CORP
filed 2000-08-04
CIK 69970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Common stock — $4.00 Par Value
Outstanding as of June 30, 2000 — 607,433,924

FINANCIAL HIGHLIGHTS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS
CONSOLIDATED AVERAGE BALANCE SHEETS
DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES
CORPORATE INVESTOR INFORMATION
SIGNATURE
Exhibit 3.2
Exhibit 12.1
Exhibit 27.1

[NATIONAL CITY CORPORATION LOGO]

Quarter Ended June 30, 2000

Financial Report

and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED JUNE 30, 2000

Part I — Financial Information

Financial Highlights	3

Item 1. Financial Statements:

Consolidated Statements of Income	4

Consolidated Balance Sheets	5

Consolidated Statements of Cash Flows	6

Consolidated Statements of Changes in Stockholders’ Equity	7

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis	16

Consolidated Average Balance Sheets	23

Daily Average Balances/Net Interest Income/Rates	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk disclosures are presented in the Net Interest Income section of Management’s Discussion and Analysis.

Part II — Other Information
Item 1. Legal Proceedings
The information contained in Note 12 to the Consolidated Financial Statements on page 12 of this Quarterly Report is incorporated herein by reference.
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders

     On April 10, 2000, at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:

     1.  Elected as directors all nominees designated in the proxy statement of March 6, 2000, as follows:

	Number of Votes

	For	Withheld

J. E. Barfield	511,781,959	11,800,260

E. B. Brandon	511,360,879	12,221,340

J. G. Breen	511,521,137	12,061,082

J. S. Broadhurst	511,906,326	11,675,893

J. W. Brown	512,289,886	11,292,333

D. E. Collins	511,969,167	11,613,052

S. A. Crayton	511,142,935	12,439,284

D. A. Daberko	510,116,893	13,465,326

D. E. Evans	511,668,271	11,913,948

B. P. Healy	512,110,468	11,471,751

D. A. Johnson	512,163,482	11,418,737

P. A. Ormond	511,844,455	11,737,764

R. A. Paul	512,294,187	11,288,032

W. F. Roemer	511,643,566	11,938,653

M. A. Schuler	512,047,309	11,534,910

J. F. Tatar	511,938,395	11,643,824

M. Weiss	493,437,179	30,145,040
2. Approved the National City Corporation Amended and Restated Long-Term Incentive Compensation Plan for Senior Officers: 471,276,912 votes cast for, 39,957,492 votes cast against and 12,347,809 votes withheld.
3. Approved the selection of Ernst & Young LLP as independent auditors for National City for 2000: 515,717,851 votes cast for, 4,457,829 votes cast against and 3,392,534 votes withheld.

Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K
Exhibits: The index of exhibits has been filed as separate pages of the June 30, 2000 Financial Report and Form 10-Q and is available on request from the Secretary of the Corporation at the principal executive offices.

Reports on Form 8-K:
April 14, 2000 — National City Corporation reported earnings for the first quarter of fiscal year 2000.
May 11, 2000 — National City Corporation reported it had entered into an agreement with a third party that provides the Corporation with an option to purchase up to $300 million of National City common stock and in accordance with this agreement the Corporation had entered into forward transactions for its common stock beginning in April.

Signature	27

FINANCIAL HIGHLIGHTS

	Three Months Ended			Six Months Ended
	June 30			June 30
			Percent			Percent
	2000	1999	Change	2000	1999	Change

EARNINGS (In Thousands)

Net interest income — tax-equivalent	$748,972	$758,186	(1)%	$1,489,867	$1,522,885	(2)%

Provision for loan losses	68,691	59,542	15	135,017	127,576	6

Fees and other income(a)	600,112	537,593	12	1,157,478	1,091,686	6

Securities gains(a)	15,599	25,171	(38)	37,132	48,859	(24)

Noninterest expense(a)	785,070	719,469	9	1,544,163	1,458,671	6

Net income before nonrecurring items(a)	332,093	354,942	(6)	653,436	702,813	(7)

Net income	342,387	354,488	(3)	663,730	705,507	(6)

PERFORMANCE RATIOS

Return on average common equity — adjusted(a)	22.43%	22.99%		22.44%	21.93%

Return on average common equity	23.13	22.96		22.80	22.01

Return on average assets — adjusted(a)	1.54	1.71		1.52	1.68

Return on average assets	1.59	1.71		1.55	1.68

Efficiency ratio(a)	58.19	55.52		58.33	55.79

Net interest margin	3.80	4.04		3.79	4.03

PER COMMON SHARE

Net income:

Basic	$.56	$.56	-	$1.09	$1.11	(2)

Diluted	.56	.56	-	1.09	1.10	(1)

Diluted-adjusted(a)	.54	.56	(4)	1.07	1.09	(2)

Dividends paid	.28	5.26	10	.57	.52	10

Book value				10.05	9.44	6

Market value (close)				17.06	32.75	(48)

Average shares — diluted	611,070,243	633,280,420	(4)	610,882,275	642,637,332	(5)

AT PERIOD END ($ in Millions)

Assets				$84,601	$84,022	1

Loans				61,570	57,317	7

Securities (at fair value)				10,719	14,994	(29)

Earning assets				76,524	75,679	1

Deposits				49,988	52,091	(4)

Stockholders’ equity				6,133	5,867	5

Equity to assets ratio				7.25%	6.98%

Common shares outstanding				607,433,924	618,131,386	(2)

Full-time equivalent employees				37,704	37,804	—

ASSET QUALITY

Net charge-offs to average loans (annualized)	.44%	.42%		.44%	.45%

Allowance for loan losses as a percentage of period-end loans				1.58	1.69

Nonperforming assets to loans and OREO				.55	.44

(a)	Excludes nonrecurring items. See further discussion in Note 3 to the Consolidated Financial Statements.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30

(Dollars In Thousands, Except Per Share Amounts)	2000	1999	2000	1999

Interest Income

Loans	$1,433,996	$1,205,526	$2,776,262	$2,417,829

Securities:

Taxable	176,765	195,875	379,020	409,173

Exempt from Federal income taxes	10,914	13,465	22,085	23,664

Dividends	13,989	12,571	27,452	23,186

Federal funds sold and security resale agreements	6,802	9,903	13,760	20,916

Other short-term investments	4,008	2,925	7,914	5,987

Total interest income	1,646,474	1,440,265	3,226,493	2,900,755

Interest Expense

Deposits	466,241	393,145	910,180	812,168

Federal funds borrowed and security repurchase agreements	85,727	79,352	188,295	179,046

Borrowed funds	77,782	36,957	121,063	65,441

Long-term debt and capital securities	276,069	181,867	533,844	339,021

Total interest expense	905,819	691,321	1,753,382	1,395,676

Net Interest Income	740,655	748,944	1,473,111	1,505,079

Provision for Loan Losses	68,691	59,542	135,017	127,576

Net interest income after provision for loan losses	671,964	689,402	1,338,094	1,377,503

Noninterest Income

Item processing revenue	100,575	105,089	194,944	226,792

Service charges on deposits	108,073	104,834	214,386	204,697

Mortgage banking revenue	147,610	89,181	258,904	182,176

Trust and investment management fees	90,054	80,683	173,678	162,530

Card-related fees	45,312	49,259	88,958	94,569

Other	182,704	114,585	300,824	263,758

Total fees and other income	674,328	543,631	1,231,694	1,134,522

Securities gains (losses)	(42,780)	57,224	(21,247)	80,912

Total noninterest income	631,548	600,855	1,210,447	1,215,434

Noninterest Expense

Salaries, benefits and other personnel	401,309	389,585	808,180	790,349

Equipment	57,759	52,955	115,441	105,716

Net occupancy	51,816	49,234	104,484	103,361

Third-party services	48,546	48,551	93,694	94,121

Other	225,640	216,910	422,364	402,890

Total noninterest expense	785,070	757,235	1,544,163	1,496,437

Income before income tax expense	518,442	533,022	1,004,378	1,096,500

Income tax expense	176,055	178,534	340,648	390,993

Net Income	$342,387	$354,488	$663,730	$705,507

Net Income Per Common Share

Basic	$.56	$.56	$1.09	$1.11

Diluted	.56	.56	1.09	1.10

Average Common Shares Outstanding

Basic	606,927,559	623,116,746	606,346,848	632,003,530

Diluted	611,070,243	633,280,420	610,882,275	642,637,332

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	June 30	December 31	June 30
(In Thousands)	2000	1999	1999

Assets

Loans:

Commercial	$24,935,236	$23,402,556	$22,153,612

Real estate — commercial	6,265,055	6,012,016	6,277,934

Real estate — residential	9,419,808	8,777,422	8,388,380

Consumer	14,146,292	15,986,133	15,184,825

Credit card	2,601,931	2,339,658	2,050,842

Home equity	4,201,854	3,686,119	3,261,466

Total loans	61,570,176	60,203,904	57,317,059

Allowance for loan losses	(970,362)	(970,463)	(970,229)

Net loans	60,599,814	59,233,441	56,346,830

Mortgage loans held for sale	3,198,328	2,731,166	2,338,641

Securities available for sale, at fair value	10,719,285	14,904,343	14,993,616

Federal funds sold and security resale agreements	493,130	556,351	864,178

Other short-term investments	145,623	231,099	196,974

Cash and demand balances due from banks	3,262,268	3,480,756	3,807,336

Properties and equipment	1,098,053	1,127,980	1,103,912

Accrued income and other assets	5,084,132	4,856,363	4,370,986

Total Assets	$84,600,633	$87,121,499	$84,022,473

Liabilities and Stockholders’ Equity

Liabilities:

Noninterest bearing deposits	$11,384,267	$11,182,681	$11,624,345

NOW and money market accounts	16,291,791	16,561,494	16,845,872

Savings accounts	3,230,386	3,470,700	3,870,281

Time deposits of individuals	15,583,974	14,700,944	14,609,034

Other time deposits	2,874,460	2,897,166	2,822,235

Deposits in overseas offices	623,331	1,253,325	2,319,594

Total deposits	49,988,209	50,066,310	52,091,361

Federal funds borrowed and security repurchase agreements	4,012,113	5,182,506	6,979,837

Borrowed funds	6,974,817	9,772,611	4,495,831

Long-term debt	15,976,934	14,858,014	13,137,293

Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely debentures of the Corporation	180,000	180,000	180,000

Accrued expenses and other liabilities	1,335,080	1,334,325	1,270,942

Total Liabilities	78,467,153	81,393,766	78,155,264

Stockholders’ Equity:

Preferred stock	29,982	30,233	30,513

Common stock	2,429,736	2,428,234	2,472,526

Capital surplus	812,671	782,960	757,326

Retained earnings	3,119,402	2,665,674	2,586,540

Accumulated other comprehensive income (loss)	(258,311)	(179,368)	20,304

Total Stockholders’ Equity	6,133,480	5,727,733	5,867,209

Total Liabilities and Stockholders’ Equity	$84,600,633	$87,121,499	$84,022,473

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30

(In Thousands)	2000	1999

Operating Activities

Net income	$663,730	$705,507

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	135,017	127,576

Depreciation and amortization of properties and equipment	85,318	80,904

Amortization of intangibles and servicing rights	92,758	84,298

Amortization of premiums/discounts on securities and debt	(3,848)	(4,751)

Securities losses (gains)	21,247	(80,912)

Other gains and losses, net	(203,437)	(117,056)

Originations and purchases of mortgage loans held for sale	(10,251,630)	(8,909,996)

Proceeds from sales of mortgage loans held for sale	9,732,624	10,171,835

Increase in interest receivable	(46,401)	(27,838)

Increase in interest payable	83,140	28,390

Net change in other assets/liabilities	26,864	(272,792)

Net cash provided by operating activities	335,382	1,785,165

Lending and Investing Activities

Net decrease in federal funds sold, security resale agreements and other short-term investments	148,697	119,510

Purchases of available-for-sale securities	(316,672)	(2,840,626)

Proceeds from sales of available-for-sale securities	3,177,869	1,844,272

Proceeds from maturities and prepayments of available-for-sale securities	1,193,468	1,819,409

Net (increase) decrease in loans	(3,572,469)	359,592

Proceeds from sales of loans	2,148,449	82,962

Net increase in properties and equipment	(52,462)	(20,682)

Disposals	—	72,408

Net cash provided by lending and investing activities	2,726,880	1,436,845

Deposit and Financing Activities

Net decrease in Federal funds borrowed and security repurchase agreements	(1,170,393)	(2,447,472)

Net (decrease) increase in borrowed funds	(2,797,794)	2,377,915

Net decrease in noninterest bearing, savings, NOW, money market accounts, and deposits in overseas offices	(938,425)	(3,854,940)

Net increase (decrease) in time deposits	860,324	(2,300,608)

Repayment of long-term debt and capital securities	(3,087,475)	(1,897,547)

Proceeds from issuance of long-term debt, net	4,205,253	5,526,688

Dividends paid	(346,667)	(334,130)

Issuances of common stock	41,569	95,389

Repurchases of common stock	(47,142)	(1,363,460)

Net cash used in deposit and financing activities	(3,280,750)	(4,198,165)

Net decrease in cash and demand balances due from banks	(218,488)	(976,155)

Cash and demand balances due from banks, January 1	3,480,756	4,783,491

Cash and demand balances due from banks, June 30	$3,262,268	$3,807,336

Supplemental Disclosures

Interest paid	$1,670,242	$1,367,286

Income taxes paid	168,964	158,671

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(Dollars in Thousands,	Preferred	Common	Capital	Retained	Comprehensive
Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income	Total

Balance, January 1, 1999	$36,098	$1,305,309	$1,968,751	$3,430,672	$272,078	$7,012,908

Comprehensive Income:

Net income				705,507		705,507

Other comprehensive income, net of tax:

Change in unrealized gains and losses on securities of $(199,181), net of reclassification adjustment for gains included in net income of $52,593					(251,774)	(251,774)

Total comprehensive income						453,733

Common dividends declared, $.53 per share				(330,536)		(330,536)

Preferred dividends declared				(825)		(825)

Issuance of 4,316,732 common shares under corporate stock and dividend reinvestment plans		8,633	86,756			95,389

Purchase of 39,178,400 common shares		(78,357)	(66,825)	(1,218,278)		(1,363,460)

Conversion of 111,697 shares of preferred stock to 338,334 common shares	(5,585)	677	4,908			—

Stock split		1,236,264	(1,236,264)			—

Balance, June 30, 1999	$30,513	$2,472,526	$757,326	$2,586,540	$20,304	$5,867,209

Balance, January 1, 2000	$30,233	$2,428,234	$782,960	$2,665,674	$(179,368)	$5,727,733

Comprehensive Income:

Net income				663,730		663,730

Other comprehensive income, net of tax:

Change in unrealized gains and losses on securities of $(92,754), net of reclassification adjustment for losses included in net income of $(13,811)					(78,943)	(78,943)

Total comprehensive income						584,787

Common dividends declared $.285 per share				(173,024)		(173,024)

Preferred dividends declared				(443)		(443)

Issuance of 2,510,377 common shares under corporate stock and dividend reinvestment plans		10,041	31,528			41,569

Purchase of 2,150,000 common shares		(8,600)	(2,007)	(36,535)		(47,142)

Conversion of 5,013 shares of preferred stock to 15,183 common shares	(251)	61	190			—

Balance, June 30, 2000	$29,982	$2,429,736	$812,671	$3,119,402	$(258,311)	$6,133,480

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     National City Corporation (“National City” or “the Corporation”) is a financial holding company headquartered in Cleveland, Ohio. National City operates banks and other financial service subsidiaries principally in Ohio, Michigan, Pennsylvania, Indiana, Kentucky and Illinois. Principal activities include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and item processing.

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For the interim periods presented, management believes the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with the Corporation’s 1999 Annual Report and Form 10-K.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    Accounting for Derivative Instruments and Hedging Activities: Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow the hedging of various risks with derivative instruments and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement provides for changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period. For derivative instruments not accounted for as hedges, changes in fair value are also required to be recognized in earnings.

    The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement’s effective date. The impact of adopting the provisions of this statement on National City’s financial position, results of operations and cash flow subsequent to the effective date is not currently estimable as it will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use at that time.

3.	NONRECURRING ITEMS

    The following table summarizes various income and expense items designated as nonrecurring:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

(In Thousands)	2000	1999	2000	1999

Gain on sale of student loans	$74,216	$—	$74,216	$—

Loss on sale and impairment of certain securities	(58,379)	—	(58,379)	—

Gain on sale of Electronic Payment Services, Inc.	—	—	—	95,734

Gain on sale of Concord EFS, Inc. common stock	—	32,053	—	32,053

Gain on sale of Stored Value Systems, Inc.	—	—	—	6,050

Net gain (loss) on sale of National Processing business lines	—	6,038	—	(58,948)

Facilities charge	—	(28,604)	—	(28,604)

Executive contract obligations	—	(9,162)	—	(9,162)

Net pre-tax nonrecurring income	15,837	325	15,837	37,123

Tax expense	5,543	779	5,543	34,429

Net after-tax nonrecurring income (loss)	$10,294	$(454)	$10,294	$2,694

    Included in net income for the second quarter and first six months of 2000 were two nonrecurring items, the combination of which increased pre-tax net income by $15.8 million, or $10.3 million after tax. As part of a balance sheet restructuring initiative intended to improve asset returns and capital position, reduce reliance upon purchased funding and lessen sensitivity to rising interest rates, National City sold $2.0 billion of student loans resulting in a pre-tax gain of $74.2 million, or $48.2 million after tax. The pre-tax gain on sale is included in other income in the Consolidated Statements of Income. The Corporation also recognized pre-tax losses of $58.4 million, or $37.9 million after tax, on the sale and impairment of $3.7 billion of primarily lower yielding, fixed-rate debt securities. The pre-tax losses are included in securities gains (losses) in the Consolidated Statements of Income.
    Certain nonrecurring events were included in the Corporation’s results for the second quarter and first six months of 1999.
    In the first quarter of 1999, National City sold its 20% ownership interest in Electronic Payment Services, Inc. (“EPS”), a provider of transaction processing services, to Concord EFS, Inc. (“Concord”) and recognized a gain of $95.7 million pre tax, or $62.2 million after tax. The pre-tax gain on the sale of EPS is included in other noninterest income. The transaction was effected by exchanging common shares of EPS for shares of unregistered Concord common stock. During the second quarter of 1999, the shares were registered by Concord, and National City sold its holdings in Concord in the open market and recognized a gain of $32.1 million pre tax, or $20.8 million after tax. The pre-tax gain is included in securities gains (losses).
    Also in the first quarter of 1999, National City sold its interest in Stored Value Systems, Inc. (“SVS”), a subsidiary that had been involved in the development of smart card technology, for a gain of $6.1 million pre tax, or $4.0 million after tax. The pre-tax gain is included in other noninterest income.
    Affecting both the first and second quarter of 1999 were the sales of the freight payables, payables outsourcing, remittance and merchant check services business lines by National Processing, Inc. (“National Processing”), an 88%-owned subsidiary of the Corporation. An impairment loss of $65.0 million pre tax, or $63.1 million after tax was recognized during the first quarter of 1999 when management adopted the plan to dispose of the National Processing business lines. As a result of the final sale of the business lines in the second quarter of 1999, $6.0 million pre tax, or $3.3 million after tax, of the estimated impairment loss was reversed. The pre-tax impact of the National Processing business line disposals is included in other noninterest income.
    The second quarter of 1999 also included a charge of $28.6 million pre tax, or $18.6 million after tax, pursuant to a plan to improve the cost efficiency of branch office facilities, which is included in other noninterest expense, and $9.2 million pre tax, or $5.9 million after tax, of personnel expense related to executive contract obligations.

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

(In Thousands)	2000	1999	2000	1999

Balance at beginning of period	$970,642	$970,336	$970,463	$970,243
Allowance related to loans acquired (sold)	(305)	268	(305)	361
Provision	68,691	59,542	135,017	127,576

Charge-offs:
Commercial	25,085	32,018	49,226	45,041
Real estate — commercial	3,282	738	3,537	2,115
Real estate — residential	2,125	444	4,181	2,146
Consumer	40,917	40,019	86,129	95,690
Credit card	26,083	25,185	51,993	52,291
Home equity	2,036	2,032	3,160	4,041

Total charge-offs	99,528	100,436	198,226	201,324

Recoveries:
Commercial	3,714	6,937	9,405	10,456
Real estate — commercial	848	3,343	2,474	4,766
Real estate — residential	153	805	258	948
Consumer	19,074	22,910	37,569	44,347
Credit card	6,313	5,468	12,207	10,794
Home equity	760	1,056	1,500	2,062

Total recoveries	30,862	40,519	63,413	73,373

Net charge-offs	68,666	59,917	134,813	127,951

Balance at end of period	$970,362	$970,229	$970,362	$970,229

    The allowance for loan losses is the amount believed adequate to absorb estimated credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay (including the timing of future payments), prior and current loss experience, and economic conditions. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors.

    The allowance established for certain impaired loans is determined based on the fair value of the investment measured using either the present value of expected future cash flows based on the initial effective interest rate on the loan, the observable market price of the loan or the fair value of the collateral if the loan is collateral-dependent.
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
    Details regarding nonperforming loans are included in the Asset Quality section of Management’s Discussion and Analysis. At June 30, 2000, December 31, 1999 and June 30, 1999, impaired loans totaled $59.4 million, $24.9 million and $36.9 million, respectively. The related allowance allocated to these loans was $32.8 million, $10.9 million and $11.8 million, respectively. All impaired loans were included in nonperforming assets and had an associated allowance. The contractual interest due and actual interest recorded on nonperforming loans for the six months ended June 30, 2000, was $16.7 million and $4.0 million, respectively, compared with $14.1 million and $5.6 million, respectively, for the six months ended June 30, 1999.

5.  SECURITIES

    The table on the following page summarizes the Corporation’s portfolio of securities available for sale. Fair value fluctuations occur over the lives of the instruments due to changes in market interest rates.
    Gross unrealized gains for the entire portfolio totaled $22.9 million, $109.9 million and $296.6 million at June 30, 2000, December 31, 1999 and June 30, 1999, respectively. Gross unrealized losses at the same period ends totaled $420.3 million, $385.8 million and $265.4 million, respectively.
    For the six months ended June 30, 2000 and 1999, gross securities gains of $46.6 million and $90.2 million, and gross securities losses of $67.8 million and $9.3 million were recognized, respectively.
    Other securities includes the Corporation’s internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $745.1 million and $679.2 million, respectively, as of June 30, 2000.
    As of June 30, 2000, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agency securities, which exceeded 10% of stockholders’ equity.

	June 30, 2000

	Amortized	Fair
(In Thousands)	Cost	Value

U.S. Treasury and Federal agency debentures	$975,019	$935,886

Mortgage-backed securities	6,349,368	6,072,094

Asset-backed and corporate debt securities	1,871,928	1,848,943

States and political subdivisions	791,531	797,793

Other	1,128,841	1,064,569

Total securities	$11,116,687	$10,719,285

	December 31, 1999

	Amortized	Fair
(In Thousands)	Cost	Value

U.S. Treasury and Federal agency debentures	$1,171,397	$1,119,508

Mortgage-backed securities	9,629,200	9,351,797

Asset-backed and corporate debt securities	2,633,335	2,600,128

States and political subdivisions	825,941	828,810

Other	920,376	1,004,100

Total securities	$15,180,249	$14,904,343

	June 30, 1999

	Amortized	Fair
(In Thousands)	Cost	Value

U.S. Treasury and Federal agency debentures	$1,178,507	$1,144,713

Mortgage-backed securities	9,109,144	8,923,184

Asset-backed and corporate debt securities	2,887,087	2,869,398

States and political subdivisions	865,308	883,860

Other	922,333	1,172,461

Total securities	$14,962,379	$14,993,616

6. BORROWED FUNDS

	Jun. 30	Dec. 31	Jun. 30
(In Thousands)	2000	1999	1999

U.S. Treasury demand notes	$6,168,376	$9,228,154	$2,912,006

Commercial paper	784,675	313,396	917,987

Other	21,766	231,061	665,838

Total borrowed funds	$6,974,817	$9,772,611	$4,495,831

  U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and loans. The funds are placed with the banks at the discretion of the U.S. Treasury and may be called at any time.

7.  LONG-TERM DEBT

	Jun. 30	Dec. 31	Jun. 30
(Dollars in Thousands)	2000	1999	1999

9 7/8% subordinated notes due 1999	$—	$—	$64,988

6.50% subordinated notes due 2000	—	99,983	99,957

8.50% subordinated notes due 2002	99,955	99,943	99,932

6 5/8% subordinated notes due 2004	249,525	249,460	249,396

7.75% subordinated notes due 2004	198,953	198,825	198,697

8.50% subordinated notes due 2004	149,548	149,484	149,421

7.20% subordinated notes due 2005	249,857	249,843	249,826

5.75% subordinated notes due 2009	299,014	298,956	298,899

6 7/8% subordinated notes due 2019	698,840	698,809	698,377

Other	10,000	10,000	11,882

Total parent company	1,955,692	2,055,303	2,121,375

6.50% subordinated notes due 2003	199,788	199,750	199,710

7.25% subordinated notes due 2010	223,353	223,271	223,189

6.30% subordinated notes due 2011	200,000	200,000	200,000

7.25% subordinated notes due 2011	197,771	197,672	197,573

6.25% subordinated notes due 2011	297,510	297,394	297,278

Other	887	1,142	1,188

Total subsidiary	1,119,309	1,119,229	1,118,938

Total long-term debt qualifying for Tier 2 Capital	3,075,001	3,174,532	3,240,313

Senior bank notes	10,140,800	8,918,601	7,527,279

Federal Home Loan Bank advances	2,755,771	2,757,648	2,362,013

Other	5,362	7,233	7,688

Total other long-term debt	12,901,933	11,683,482	9,896,980

Total long-term debt	$15,976,934	$14,858,014	$13,137,293

  All of the subordinated notes of the parent and bank subsidiaries pay interest semi-annually and may not be redeemed prior to maturity.

  Long-term advances from the Federal Home Loan Bank (FHLB) are at fixed and variable rates and have maturities ranging from 2000 to 2023. The weighted average interest rate of the advances as of June 30, 2000 was 6.46%. Advances from the FHLB are collateralized by qualifying securities and loans.
  The senior bank notes are at fixed and variable rates and have maturities ranging from 2000 to 2078. The weighted average interest rate of the notes as of June 30, 2000 was 6.64%.
  A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at June 30, 2000.

8.	CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

	Jun. 30	Dec. 31	Jun. 30
(Dollars in Thousands)	2000	1999	1999

8.12% capital securities of First of America Capital Trust I, due January 31, 2027	$150,000	$150,000	$150,000

9.85% capital securities of Fort Wayne Capital Trust I, due April 15, 2027	30,000	30,000	30,000

Total capital securities	$180,000	$180,000	$180,000

    The corporation-obligated mandatorily redeemable capital securities (the “capital securities”) of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the “debentures”) were issued by two statutory business trusts, First of America Capital Trust I and Fort Wayne Capital Trust I, of which 100% of the common equity in each of the trusts is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

    The debentures held by First of America Capital Trust I and Fort Wayne Capital Trust I qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively.

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

  Dividends paid by the subsidiary banks to the Parent company are also subject to various legal and regulatory restrictions. At June 30, 2000, bank subsidiaries may pay the Parent company, without prior regulatory approval, $1.8 billion of dividends.
  The following table reflects various measures of capital:

	Jun. 30		Dec. 31		Jun. 30
	2000		1999		1999
(Dollars in
Millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity (a)	$6,133.5	7.25%	$5,727.7	6.57%	$5,867.2	6.98%

Total common equity(a)	6,103.5	7.21	5,697.5	6.54	5,836.7	6.95

Tangible common equity (b)	4,841.0	5.81	4,391.1	5.12	4,799.5	5.78

Tier 1 capital(c)	5,341.3	7.24	4,828.0	6.61	5,037.6	7.14

Total risk- based capital (d)	8,964.7	12.15	8,190.2	11.22	8,544.2	12.12

Leverage(e)	5,341.3	6.28	4,828.0	5.72	5,037.6	6.06

(a)	Computed in accordance with generally accepted accounting principles, including unrealized fair value adjustment of securities available for sale.
(b)	Common stockholders’ equity less all intangible assets; computed as a ratio to total assets less all intangible assets.
(c)	Stockholders’ equity plus qualifying capital securities less certain intangibles and adjusted to exclude the unrealized fair value of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(d)	Tier 1 capital plus qualifying loan loss allowance and subordinated debt and unrealized holding gains on certain equity securities; computed as a ratio to risk-adjusted assets, as defined.
(e)	Tier 1 capital; computed as a ratio to average total assets less certain intangible assets.

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
  Intangible asset amounts used in the capital ratio calculations are summarized below:

	Jun. 30	Dec. 31	Jun. 30
(In Millions)	2000	1999	1999

Goodwill	$1,175.9	$1,210.4	$962.4

Other intangibles	86.6	96.0	74.8

Total intangibles	$1,262.5	$1,306.4	$1,037.2

10.  STOCKHOLDERS’ EQUITY

	Jun. 30	Dec. 31	Jun. 30
	2000	1999	1999
(Outstanding Shares)

Preferred Stock, no par value, authorized 5,000,000 shares	599,639	604,652	610,258

Common Stock, $4 par value, authorized 1,400,000,000 shares	607,433,924	607,058,364	618,131,386

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
    In late 1999, the Corporation’s board of directors authorized the purchase of up to 30 million shares of National City common stock subject to an aggregate purchase cost limit of $1.0 billion. The repurchase of common stock may be made, from time to time, on the open market or in privately negotiated transactions. To date, 4.7 million shares have been repurchased, of which 2.1 million were repurchased during the first half of 2000. In conjunction with the foregoing, the Corporation entered into an agreement with a third party that provides the Corporation with an option to purchase up to $300 million of National City common stock through the use of forward transactions. The forward transactions can be settled from time to time, at the Corporation’s election, on a physical, net cash or net share basis. In the case of net cash or net share settlement, the amount at which these forward purchases can be settled depends principally upon the future market price of the Corporation’s common stock as compared with the forward purchase price per share and the number of shares to be settled. In accordance with this agreement, during the second quarter, the Corporation entered into forward transactions involving 7.6 million shares. The final maturity date of the agreement is April 19, 2002.

11.  INCOME TAX EXPENSE

    The composition of income tax expense follows:

	Six Months Ended
	June 30

(In Thousands)	2000	1999

Applicable to income exclusive of securities transactions	$348,084	$362,674

Applicable to securities transactions	(7,436)	28,319

Total income tax expense	$340,648	$390,993

    The effective tax rate was 33.9% and 35.7% for the six months ended June 30, 2000 and 1999, respectively. Income taxes for the first six months of 1999 included the effect of the write-off of nondeductible goodwill related to the disposal of certain National Processing business lines. See Note 3.

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

13.  NET INCOME PER SHARE

    The calculation of net income per common share follows:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
(In Thousands, Except
Per Share Amounts)	2000	1999	2000	1999

Basic:

Net income	$342,387	$354,488	$663,730	$705,507

Less preferred dividends	450	410	900	825

Net income applicable to common stock	$341,937	$354,078	$662,830	$704,682

Average common shares outstanding	606,928	623,117	606,347	632,004

Net income per common share — basic	$.56	$.56	$1.09	$1.11

Diluted:

Net income	$342,387	$354,488	$663,730	$705,507

Average common shares outstanding	606,928	623,117	606,347	632,004

Stock option adjustment	2,326	8,315	2,716	8,734

Preferred stock adjustment	1,816	1,848	1,819	1,899

Average common shares outstanding — diluted	611,070	633,280	610,882	642,637

Net income per common share — diluted	$.56	$.56	$1.09	$1.10

14.  OFF-BALANCE SHEET FINANCIAL AGREEMENTS

    The Corporation uses a variety of off-balance sheet financial instruments such as interest rate swaps, futures, options, forwards, and cap and floor contracts. These financial agreements, frequently called interest rate derivatives, enable the Corporation to manage its exposure to changes in interest rates. As with any financial instrument, derivatives have inherent risks. Market risk includes the risk of gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance sheet transactions. Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk can be measured as the cost of acquiring a new derivative agreement with cash flows identical to those of a defaulted agreement in the current interest rate environment. The credit exposure to counterparties is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives portfolio, applying uniform credit standards maintained for all activities with credit risk and by collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance sheet counterparties that provide for exchanges of marketable securities to collateralize either party’s unrealized gains.
    Interest Rate Risk Management: The Corporation uses interest rate derivatives principally to manage exposure to interest rate risk. Receive fixed interest rate swaps are used to convert variable rate loans and securities into fixed rate instruments and to convert fixed rate funding sources into variable rate funding instruments. Pay fixed interest rate swaps and futures contracts are used to convert fixed rate loans and securities into variable rate instruments and to convert variable rate funding sources into fixed rate funding instruments. Interest rate cap and floor contracts are used to help protect the Corporation’s interest margin in periods of extremely high or low interest rates. Basis swaps are used to manage the short-term repricing risk of variable rate assets and liabilities.
    Mortgage Servicing Risk Management: The carrying value of mortgage servicing assets at June 30, 2000 and December 31, 1999 was $948.7 million and $785.0 million, respectively, and included capitalized net cash outflows of $57.7 million and $9.7 million, respectively, related to off-balance sheet derivative contracts. The Corporation uses off-balance sheet derivative contracts to hedge the market value of its mortgage servicing portfolio. The market value of the mortgage servicing portfolio is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To hedge this exposure, the Corporation enters into receive fixed interest rate swaps, purchased interest rate floors and purchased interest rate caps. The Corporation also enters into interest rate swaps where the Corporation receives the periodic total return of principal only mortgage-backed securities and pays a variable rate based on one-month Eurodollar rates.

    Summary information regarding derivatives used for interest rate and mortgage servicing risk management at June 30, 2000 and December 31, 1999 follows:

	Interest Rate Risk Management

	Notional Amount Applicable to Hedged Item
				Total	Net Unrealized
(In Thousands)	Loans	Securities	Funding	Notional	Gain (Loss)

June 30, 2000:
Interest rate swaps

Receive fixed swaps	$594,313	$—	$5,934,000	$6,528,313	$(237,336)

Pay fixed swaps	3,091,891	250,000	1,000,000	4,341,891	112,960

Basis swaps	2,350,000	—	3,026,000	5,376,000	(14,865)

Principal only swaps	—	—	—	—	—

Total interest rate swaps	6,036,204	250,000	9,960,000	16,246,204	(139,241)
Interest rate caps and floors

Eurodollar caps purchased	3,501	20,000	—	23,501	(28)

Eurodollar caps sold	340,000	—	—	340,000	1,587

Eurodollar floors purchased	1,165,000	25,000	—	1,190,000	(3,439)

Eurodollar floors sold	10,000	—	—	10,000	(210)

U.S. Treasury caps purchased	—	—	—	—	—

U.S. Treasury floors purchased	—	—	—	—	—

Total interest rate caps and floors	1,518,501	45,000	—	1,563,501	(2,090)
Interest rate futures

Eurodollar futures purchased	467,000	—	—	467,000	121

Eurodollar futures sold	1,265,000	5,227,000	4,500,000	10,992,000	(10,700)

Total interest rate futures	1,732,000	5,227,000	4,500,000	11,459,000	(10,579)

Total interest rate swaps, caps, floors and futures	$9,286,705	$5,522,000	$14,460,000	$29,268,705	$(151,910)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Mortgage Servicing Risk
	Management

		Net Unrealized
(In Thousands)	Notional	Gain (Loss)

June 30, 2000:
Interest rate swaps

Receive fixed swaps	$1,378,000	$(61,101)

Pay fixed swaps	—	—

Basis swaps	—	—

Principal only swaps	400,311	(47,688)

Total interest rate swaps	1,778,311	(108,789)
Interest rate caps and floors

Eurodollar caps purchased	—	—

Eurodollar caps sold	—	—

Eurodollar floors purchased	—	—

Eurodollar floors sold	—	—

U.S. Treasury caps purchased	2,690,000	10,412

U.S. Treasury floors purchased	300,000	177

Total interest rate caps and floors	2,990,000	10,589
Interest rate futures

Eurodollar futures purchased	—	—

Eurodollar futures sold	—	—

Total interest rate futures	—	—

Total interest rate swaps, caps, floors and futures	$4,768,311	$(98,200)

	Interest Rate Risk Management

	Notional Amount Applicable to Hedged Item
				Total	Net Unrealized
(In Thousands)	Loans	Securities	Funding	Notional	Gain (Loss)

December 31, 1999:
Interest rate swaps

Receive fixed swaps	$961,488	$—	$4,792,000	$5,753,488	$(210,781)

Pay fixed swaps	2,690,841	156,000	1,000,000	3,846,841	100,366

Basis swaps	2,000,000	—	4,091,000	6,091,000	(4,676)

Principal only swaps	—	—	—	—	—

Total interest rate swaps	5,652,329	156,000	9,883,000	15,691,329	(115,091)
Interest rate caps and floors

Eurodollar caps purchased	3,605	70,000	1,500,000	1,573,605	(592)

Eurodollar caps sold	35,000	—	—	35,000	(190)

Eurodollar floors purchased	665,000	525,000	—	1,190,000	(2,649)

Eurodollar floors sold	10,000	—	—	10,000	92

U.S. Treasury caps purchased	—	—	—	—	—

U.S. Treasury floors purchased	—	—	—	—	—

Total interest rate caps and floors	713,605	595,000	1,500,000	2,808,605	(3,339)
Interest rate futures

Eurodollar futures purchased	637,000	—	—	637,000	(203)

Eurodollar futures sold	808,000	10,613,000	—	11,421,000	1,135

U.S. Treasury futures sold	—	143,000	—	143,000	—

Total interest rate futures	1,445,000	10,756,000	—	12,201,000	932

Total interest rate swaps, caps, floors and futures	$7,810,934	$11,507,000	$11,383,000	$30,700,934	$(117,498)

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

    Corporate banking includes lending and related financial services to large- and medium-sized corporations. Retail sales and distribution includes direct lending, deposit gathering and small business services. Consumer finance is comprised of credit card lending, education finance, dealer finance, national home equity lending and nonconforming residential lending. Asset management includes the institutional trust, brokerage and wealth management businesses. National City Mortgage represents conforming mortgage banking activities conducted through the Corporation’s wholly-owned subsidiary, National City Mortgage Co. National Processing consists of merchant card processing services and corporate outsourcing services conducted through National Processing, Inc., National City’s 88%-owned item processing subsidiary.
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
    Parent and other is comprised of several smaller business units, the results of investment/funding activities, intersegment revenue (expense) eliminations and unallocated amounts. Operating results of the business units are discussed in the Line of Business Results section of Management’s Discussion and Analysis. Selected financial information by line of business is included in the table on the following page.

		Retail
		Sales
	Corporate	and	Consumer	Asset	National City
(In Thousands)	Banking	Distribution	Finance	Management	Mortgage

Quarter Ended June 30, 2000

Net interest income (expense) (a)	$233,115	$371,227	$158,197	$25,009	$11,016

Provision (benefit) for loan losses	22,382	9,641	37,531	2,317	—

Net interest income (expense) after provision	210,733	361,586	120,666	22,692	11,016

Noninterest income (loss)	60,193	135,579	119,457	125,340	111,983

Noninterest expense	99,079	281,172	115,057	83,462	86,341

Income (loss) before taxes	171,847	215,993	125,066	64,570	36,658

Income tax expense (benefit) (a)	64,855	82,759	48,223	23,943	13,935

Net income (loss)	$106,992	$133,234	$76,843	$40,627	$22,723

Intersegment revenue (expense)	$—	$3,109	$—	$6,847	$2,675

Average assets (in millions)	$27,699	$16,487	$18,696	$2,425	$3,643

Quarter Ended June 30, 1999

Net interest income (expense) (a)	$215,531	$374,505	$148,260	$22,750	$14,232

Provision (benefit) for loan losses	21,915	6,426	39,080	220	—

Net interest income (expense) after provision	193,616	368,079	109,180	22,530	14,232

Noninterest income	49,419	133,064	24,436	123,786	83,131

Noninterest expense	97,652	285,945	66,454	84,866	60,515

Income (loss) before taxes	145,383	215,198	67,162	61,450	36,848

Income tax expense (benefit) (a)	54,154	81,468	25,176	22,431	14,195

Net income	$91,229	$133,730	$41,986	$39,019	$22,653

Intersegment revenue (expense)	$—	$2,190	$—	$9,612	$3,018

Average assets (in millions)	$25,993	$17,128	$15,449	$2,318	$3,152

Six Months Ended June 30, 2000

Net interest income (expense) (a)	$453,079	$739,827	$314,993	$48,913	$19,072

Provision (benefit) for loan losses	37,796	18,794	82,530	3,207	—

Net interest income (expense) after provision	415,283	721,033	232,463	45,706	19,072

Noninterest income	114,136	264,614	159,196	246,373	207,536

Noninterest expense	202,463	564,618	210,625	171,894	164,980

Income (loss) before taxes	326,956	421,029	181,034	120,185	61,628

Income tax expense (benefit) (a)	123,432	161,410	69,636	44,629	23,456

Net income (loss)	$203,524	$259,619	$111,398	$75,556	$38,172

Intersegment revenue (expense)	$—	$7,431	$—	$14,389	$5,491

Average assets (in millions)	$27,293	$16,519	$18,536	$2,399	$3,211

Six Months Ended June 30, 1999

Net interest income (expense) (a)	$427,972	$741,536	$295,209	$43,864	$29,775

Provision (benefit) for loan losses	29,568	18,993	94,218	1,256	—

Net interest income (expense) after provision	398,404	722,543	200,991	42,608	29,775

Noninterest income	101,675	271,040	45,565	239,013	165,934

Noninterest expense	192,646	581,724	132,937	169,058	120,393

Income (loss) before taxes	307,433	411,859	113,619	112,563	75,316

Income tax expense(a)	114,492	155,990	42,755	41,147	28,882

Net income (loss)	$192,941	$255,869	$70,864	$71,416	$46,434

Intersegment revenue (expense)	$—	$33,911	$—	$16,488	$5,488

Average assets (in millions)	$25,908	$17,783	$15,187	$2,262	$3,058

[Additional columns below]

[Continued from above table, first column(s) repeated]

	National	Parent	Consolidated
(In Thousands)	Processing	and Other	Total

Quarter Ended June 30, 2000

Net interest income (expense) (a)	$2,228	$(51,820)	$748,972

Provision (benefit) for loan losses	—	(3,180)	68,691

Net interest income (expense) after provision	2,228	(48,640)	680,281

Noninterest income (loss)	102,794	(23,798)	631,548

Noninterest expense	89,044	30,915	785,070

Income (loss) before taxes	15,978	(103,353)	526,759

Income tax expense (benefit) (a)	6,758	(56,101)	184,372

Net income (loss)	$9,220	$(47,252)	$342,387

Intersegment revenue (expense)	$—	$(12,631)	$—

Average assets (in millions)	$375	$17,446	$86,771

Quarter Ended June 30, 1999

Net interest income (expense) (a)	$456	$(17,548)	$758,186

Provision (benefit) for loan losses	—	(8,099)	59,542

Net interest income (expense) after provision	456	(9,449)	698,644

Noninterest income	127,124	59,895	600,855

Noninterest expense	106,121	55,682	757,235

Income (loss) before taxes	21,459	(5,236)	542,264

Income tax expense (benefit) (a)	6,807	(16,455)	187,776

Net income	$14,652	$11,219	$354,488

Intersegment revenue (expense)	$—	$(14,820)	$—

Average assets (in millions)	$369	$18,960	$83,369

Six Months Ended June 30, 2000

Net interest income (expense) (a)	$4,086	$(90,103)	$1,489,867

Provision (benefit) for loan losses	—	(7,310)	135,017

Net interest income (expense) after provision	4,086	(82,793)	1,354,850

Noninterest income	199,075	19,517	1,210,447

Noninterest expense	172,902	56,681	1,544,163

Income (loss) before taxes	30,259	(119,957)	1,021,134

Income tax expense (benefit) (a)	12,657	(77,816)	357,404

Net income (loss)	$17,602	$(42,141)	$663,730

Intersegment revenue (expense)	$—	$(27,311)	$—

Average assets (in millions)	$370	$18,033	$86,361

Six Months Ended June 30, 1999

Net interest income (expense) (a)	$2,121	$(17,592)	$1,522,885

Provision (benefit) for loan losses	—	(16,459)	127,576

Net interest income (expense) after provision	2,121	(1,133)	1,395,309

Noninterest income	178,732	213,475	1,215,434

Noninterest expense	219,426	80,253	1,496,437

Income (loss) before taxes	(38,573)	132,089	1,114,306

Income tax expense(a)	7,649	17,884	408,799

Net income (loss)	(46,222)	114,205	$705,507

Intersegment revenue (expense)	$—	$(55,887)	$—

Average assets (in millions)	$437	$19,804	$84,439

(a) Includes tax-equivalent adjustment for tax-exempt interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Highlights

     Net income for the second quarter and first six months of 2000 was $342.4 million and $663.7 million, respectively, compared to net income of $354.5 million and $705.5 million, respectively, for the same periods in 1999. Net income per diluted share was $.56 for the second quarter of 2000, unchanged from the $.56 earned in the second quarter of 1999. Net income per diluted share for the first six months of 2000 was $1.09 compared to net income per diluted share of $1.10 for the first half of 1999.
     Included in second quarter 2000 net income were two nonrecurring items, the combination of which increased income by $15.8 million pre tax and $10.3 million, or $.02 per diluted share, after tax. As part of a balance sheet restructuring initiative intended to improve asset returns and capital position, reduce reliance on purchased funding and lessen sensitivity to rising interest rates, National City sold $2.0 billion of student loans resulting in a gain of $74.2 million pre tax and $48.2 million, or $.08 per diluted share, after tax. The Corporation also recognized losses of $58.4 million pre tax and $37.9 million, or $.06 per share, after tax, on the sale and impairment of $3.7 billion of primarily lower yielding, fixed-rate debt securities. Financial results for 1999 also included several nonrecurring items, which are described in Note 3 to the Consolidated Financial Statements.
     Excluding nonrecurring items, net income for the second quarter and first six months of 2000 was $332.1 million, or $.54 per diluted share, and $653.4 million, or $1.07 per diluted share, respectively, compared to net income of $354.9 million, or $.56 per diluted share, and $702.8 million, or $1.09 per diluted share, respectively, for the comparable 1999 periods. On this same basis, returns on average common equity and average assets, were 22.4% and 1.54%, respectively, for the second quarter of 2000 compared to 23.0% and 1.71% for the second quarter of 1999. Year-to-date returns on average common equity and average assets were 22.4% and 1.52%, respectively, in 2000 versus 21.9% and 1.68% in 1999.
     Most directly affecting the Corporation’s financial results in the second quarter of 2000 were the aforementioned balance sheet restructuring initiatives, which led to improvement in net interest income and stabilization of the net interest margin. Second quarter highlights also included solid credit quality and growth in the core business units, with the fee-based businesses performing especially well.
Table 1:  Net Income by Line of Business

	Three Months Ended June 30		Six Months Ended June 30

(In Millions)	2000	1999	2000	1999

Corporate banking	$107.0	$91.2	$203.5	$192.9

Retail sales and distribution	133.2	133.7	259.6	255.9

Consumer finance	76.8	42.0	111.4	70.9

Asset management	40.6	39.0	75.6	71.4

National City Mortgage	22.8	22.7	38.2	46.4

National Processing	9.2	14.7	17.6	(46.2)

Parent and other	(47.2)	11.2	(42.2)	114.2

Consolidated total	$342.4	$354.5	$663.7	$705.5

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

     Corporate Banking net income for the second quarter and first six months of 2000 was $107.0 million and $203.5 million, respectively, up from $91.2 million and $192.9 million for the same periods in 1999. An increase in net interest income and noninterest income offset in part by a higher loan loss provision and an increase in noninterest expense boosted the business unit’s results for both periods in 2000. Strong commercial loan and lease growth combined with improved spreads drove the expansion in net interest income and successful syndication efforts benefited noninterest income. Higher net charge-offs led to an increased provision for loan losses, and expenses associated with new or expanded offices in Philadelphia, Detroit and Chicago contributed to the increase in noninterest expense.
     Second quarter net income for Retail Sales and Distribution for 2000 was $133.2 million, relatively unchanged from net income of $133.7 million for the same period a year ago. For the six months ended June 30, 2000, net income was $259.6 million, up slightly from net income of $255.9 million in 1999. Compared to the first half of 1999, better results were attained in 2000 primarily due to a decrease in noninterest expense, which more than offset declines in net interest income and noninterest income. Cost efficiencies achieved through branch reconfiguration and functional centralization initiatives reduced noninterest expense. A lower level of both earning assets and core deposits led to the decline in net interest income although the effect was somewhat mitigated by higher deposit spreads in 2000. Noninterest income decreased due to lower deposit service charge revenue and fewer gains from intercompany servicing asset sales, partially offset by a $3.8 million pre-tax gain from the second quarter 2000 sale of certain low-spread adjustable-rate mortgages. These factors similarly contributed to the fluctuations in the year-over-year quarterly comparison although due to an increases in net charge-offs, there was a higher loan loss provision in the 2000 second quarter.
     Consumer Finance reported net income of $76.8 million and $111.4 million for the second quarter and first half of 2000, respectively, compared to $42.0 million and $70.9 million for the same periods in 1999. Current year results included a pre-tax gain of $74.2 million, or $48.2 million after tax, from the sale of the student loans in the second quarter. Excluding this nonrecurring gain, net income in 2000 declined from the second quarter and first half of 1999 by $13.4 million and $7.7 million, respectively, due mainly to a $15.0 million write-down of auto lease residual values in 2000 and net overhead attributable to a mortgage lender purchased in the second half of 1999, offset to some extent by an increase in net interest income due to solid loan growth and a lower loan loss provision. In 2000, Consumer Finance began retaining a portion of its nonconforming residential mortgage production to benefit future periods, while foregoing gains on whole-loan sales in the current year.
     Net income for Asset Management was $40.6 million and $75.6 million for the second quarter and first six months of 2000, respectively, up from net income of $39.0 million and $71.4 million for the comparable 1999 periods. An increase in assets under administration, the implementation of a standardized fee structure in the latter half of 1999, and loan and deposit growth led to the year-over-year increases in net income.
     National City Mortgage’s net income was $22.8 million and $38.2 million for the second quarter and first half of 2000, respectively, compared to $22.7 million and $46.4 million for the same periods in 1999. Despite an increase in servicing revenue and higher origination volume, net income in 2000 was negatively affected by narrower net interest spreads and a higher level of expenses relative to revenues.
     National Processing’s net income, after minority interest, for the second quarter and first half of 2000 was $9.2 million and $17.6 million, respectively, versus net income of $14.7 million for the prior year second quarter and a net loss of $46.2 million for the first half of 1999. Results for 1999 included losses associated with the divestiture of certain business lines and the impact of their operations until sold. Excluding the effects of the divested business lines, results for 2000 improved over 1999 due to strong growth in the merchant card services business line.
     The parent and other category included in 2000 the nonrecurring loss on the sale and impairment of certain debt securities and in 1999 the nonrecurring items other than the amounts related to the sales of the National Processing business lines. These items are discussed in further detail in Note 3 to the Consolidated Financial Statements. Excluding the nonrecurring items, the parent and other category incurred net losses of $9.2 million and $4.2 million for the second quarter and first six months of 2000, respectively, compared to net income of $14.9 million and $51.7 million for the same periods in 1999 due largely to the effect of rising interest rates on investment and funding activities.

Net Interest Income

     Tax-equivalent net interest income for the second quarter and first six months of 2000 was $749.0 million and $1,489.9 million, respectively, down from $758.2 million and $1,522.9 million for the comparable 1999 periods. On a year-to-date basis, the net interest margin declined in 2000 to 3.79% from 4.03% last year. Higher-cost funding in a rising rate environment combined with the Corporation’s liability sensitivity and increasing competition in the loan markets acted to narrow net interest income and margin in the first half of 2000. In addition, interest expense incurred as a result of funding share repurchase activity had the effect of reducing the 2000 year-to-date margin by ap-

proximately 19 basis points compared to 10 basis points in 1999.
     During the second quarter of 2000, the Corporation took steps toward improving the net interest margin, which increased to 3.80% in the second quarter from 3.79% in the first quarter of this year. These steps included the sales of the student loans and fixed-rate debt securities and the sale of $1.0 billion of low-spread adjustable rate mortgage loans. A higher level of core deposits in the second quarter compared to the first quarter also benefited the second quarter net interest margin (Table 3).
     Average earning assets (Table 2) for the second quarter of 2000 were $79.0 billion, up from $78.4 billion last quarter and $75.2 billion for the second quarter of last year due to solid loan growth offset partially by the asset sales. Excluding the impact of the aforementioned loan sales, average loans grew $2.0 billion to $63.0 billion over the first quarter of 2000 and represented an annualized growth rate of over 13%. Strong growth in commercial loans and leases drove the second quarter increase, while solid growth in the residential real estate, home equity, credit card and consumer loan portfolios also contributed to the overall increase. Average mortgage loans held for sale increased to $2.8 billion in the second quarter of 2000 from $2.1 billion last quarter due to a 41% linked-quarter increase in origination volume. Average securities in the second quarter declined $1.5 billion to $13.1 billion from $14.6 billion in the first quarter of this year due to the sale of $2.6 billion of lower-yielding fixed-rate debt securities.
Table 2:  Average Earning Assets

	Three Months Ended

(In Millions)	Jun. 30 2000	Mar. 31 2000	Jun. 30 1999

Loans	$65,385	$63,144	$59,601

Securities (at cost)	13,064	14,600	14,638

Other	578	635	999

Total earning assets	$79,027	$78,379	$75,238

Table 3:  Average Sources of Funding

	Three Months Ended

(In Millions)	Jun. 30 2000	Mar. 31 2000	Jun. 30 1999

Noninterest bearing deposits	$10,934	$10,716	$11,542

Interest bearing core deposits	35,183	34,875	35,802

Total core deposits	46,117	45,591	47,344

Purchased deposits	5,743	6,225	5,199

Short-term borrowings	11,109	10,849	10,354

Long-term debt and capital securities	16,636	16,259	13,305

Total funding	$79,605	$78,924	$76,202

Table 4:  Percentage Composition of Average Funding Sources

	Three Months Ended

(In Millions)	Jun. 30 2000	Mar. 31 2000	Jun. 30 1999

Core deposits	57.9%	57.8%	62.1%

Purchased deposits	7.2	7.9	6.8

Short-term borrowings	14.0	13.7	13.6

Long-term debt and capital securities	20.9	20.6	17.5

Total	100.0%	100.0%	100.0%

    Average interest-bearing liabilities in the 2000 second quarter were $68.7 billion, relatively comparable to $68.2 billion last quarter. Interest bearing core deposits increased to $35.2 billion in the second quarter of 2000 from $34.9 billion in the first quarter (Table 3).
    Compared to the second quarter of last year, average interest bearing liabilities increased $4.0 billion with a shift in mix to higher cost purchased funding. Competition from nontraditional financial service providers and changing customer preferences have made it more difficult to grow core deposits. As a result, the Corporation has increased its reliance upon purchased funding to fund loan growth and share repurchases (Table 4).
    Management is responsible for monitoring and limiting the Corporation’s exposure to interest rate risk within established guidelines while maximizing net interest income and the net present value of the Corporation’s future cash flows. As part of carrying out these responsibilities, management continually takes into consideration many factors, primarily expected future interest rate movements, variability and timing of balance sheet cash flows, mortgage prepayments, and potential changes in core deposits.
    Interest rate risk is monitored principally through the use of two complementary measures: earnings simulation modeling and net present value estimation. While each of these interest rate risk measurements has limitations, take together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of expo-

sure to changes in certain interest rate relationships.
    At June 30, 2000, the earnings simulation model projects net income would increase by approximately 1.0% of stable-rate net income if rates fell gradually by two percentage points over the next year. It projects a decrease of approximately 1.4% if rates rise gradually by two percentage points. The projected decrease is within the Corporation’s guideline of minus 5.0%.
    At June 30, 2000, the net present value model indicates a 150 basis point immediate decrease in rates would not affect the net present value of the balance sheet. Net present value was projected to decrease by 3.8% if rates immediately increased by 150 basis points. Policy limits restrict the amount of the estimated decline in net present value to minus 10%.
Table 5:  Noninterest Income

	Three Months Ended			Six Months Ended

(In Thousands)	Jun. 30 2000	Mar. 31 2000	Jun. 30 1999	Jun. 30 2000	Jun. 30 1999

Item processing revenue	$100,575	$94,369	$105,089	$194,944	$226,792

Service charges on deposits	108,073	106,313	104,834	214,386	204,697

Mortgage banking revenue	147,610	111,294	89,181	258,904	182,176

Trust and investment management fees	90,054	83,624	80,683	173,678	162,530

Card-related fees	45,312	43,646	49,259	88,958	94,569

Brokerage revenue	24,587	27,011	29,042	51,598	53,486

Service fees — other	30,918	24,337	21,397	55,255	46,352

Other	52,983	66,772	58,108	119,755	121,084

Total fees and other income	600,112	557,366	537,593	1,157,478	1,091,686

Securities gains	15,599	21,533	25,171	37,132	48,859

Total noninterest income before nonrecurring items	615,711	578,899	562,764	1,194,610	1,140,545

Nonrecurring income, net	15,837	—	38,091	15,837	74,889

Total noninterest income	$631,548	$578,899	$600,855	$1,210,447	$1,215,434

Noninterest Income

     Certain events designated as nonrecurring affected reported noninterest income in 2000 and 1999 and are described in detail in Note 3 to the Consolidated Financial Statements. Excluding these nonrecurring items, fees and other income (Table 5) for the second quarter of 2000 increased to $600.1 million from $537.6 million in the second quarter of 1999. On this same basis, fees and other income for the first half of 2000 reached $1,157.5 million, up from $1.091.7 million last year. Affecting the year-over-year comparisons of fee income were the 1999 divestitures of certain business lines at National Processing, Inc., the Corporation’s 88%-owned item processing subsidiary, which prior to disposal in 1999 contributed $17.6 million and $56.7 million to fee income in the second quarter and first half, respectively. Excluding the effects of these business lines from the 1999 periods, fees and other income for the second quarter and first half of 2000 grew 15% and 12%, respectively, over the comparable 1999 periods due primarily to growth in mortgage banking revenue, item processing revenue, deposit and other bank service fees, and trust and investment management fees. These same revenue sources also drove the 8% growth in fees and other income from the first quarter to the second quarter of 2000.

     Item processing revenue benefited over the past year from increased credit and debit card volume and an expanded merchant base.
     Service charges on deposits and other service fees improved over the prior year and quarter due primarily to higher income from syndicated lending activity and an increase in customer debit card usage.
     Year-over-year trust and investment management fees increased due to an increase in assets under administration and the implementation of a standardized fee structure in the latter half of 1999, while linked-quarter revenue increased primarily as a result of seasonal tax preparation fees.
     Mortgage banking revenue was favorably impacted in the 2000 second quarter by a 41% increase in origination volume over the first quarter, a $13.5 million gain from the sale of mortgage servicing rights on loans having an aggregate unpaid principal balance of $1.0 billion, and a $10.6 million gain from the sale of $1.0 billion of certain low-spread adjustable-rate mortgage loans. These factors, along with the purchase acquisitions in the second half of 1999, also contributed to the year-over-year growth in mortgage banking revenue.
     Card-related fee income is down from the prior-year periods due to reduced servicing income from credit card securitizations that have been unwinding since late 1998.
     In the second quarter of 2000, pre-tax securities gains, primarily from equity securities and excluding nonrecurring items, totaled $15.6 million, or $.02 per share after tax, down from $25.2 million, or $.03 per share after tax, in the second quarter of last year. On this same basis, for the first six months of 2000, pre-tax securities gains totaled $37.1 million, or $.04 per share after tax, down from $48.9 million, or $.05 per share after tax, for the same period in 1999.
Table 6:  Noninterest Expense

	Three Months Ended			Six Months Ended

(In Thousands)	Jun. 30 2000	Mar. 31 2000	Jun. 30 1999	Jun. 30 2000	Jun. 30 1999

Salaries	$341,735	$335,037	$307,127	$676,772	$625,888

Benefits and other personnel	59,574	71,834	73,296	131,408	155,299

Equipment	57,759	57,682	52,955	115,441	105,716

Net occupancy	51,816	52,668	49,234	104,484	103,361

Third-party services	48,546	45,148	48,551	93,694	94,121

Card processing fees	40,493	38,198	38,024	78,691	71,619

Postage and supplies	31,701	30,611	29,912	62,312	64,954

Amortization of intangibles	21,975	22,100	17,448	44,075	35,046

Telephone	18,371	20,276	19,634	38,647	38,590

Marketing and public relations	23,377	22,712	14,809	46,089	25,582

State and local taxes	8,122	7,708	12,412	15,830	25,182

Travel and entertainment	15,149	13,639	12,724	28,788	24,630

Other	66,452	41,480	43,343	107,932	88,683

Total noninterest expense before nonrecurring items	785,070	759,093	719,469	1,544,163	1,458,671

Nonrecurring expense	—	—	37,766	—	37,766

Total noninterest expense	$785,070	$759,093	$757,235	$1,544,163	$1,496,437

Noninterest Expense

     Noninterest expense (Table 6) was $785.1 million in the second quarter of 2000, compared to $759.1 million in the first quarter and $757.2 million in the 1999 second quarter. Noninterest expense for the first half of 2000 was $1,544.2 million compared to $1,496.4 million for the first half of 1999. Noninterest expense for the second quarter and first half of 1999 included $37.8 million in nonrecurring pre-tax charges pursuant to a plan to improve the cost-efficiency of branch office facilities, along with certain unrelated executive contract obligations. On a linked-quarter basis, higher expenses reflected volume-driven expenses related primarily to activities at National City Mortgage and National Processing, a $15.0 million write-down of auto lease residual values and other miscellaneous accrual adjustments, offset to some extent by a decline in benefits and other personnel expenses principally due to a reduction in payroll taxes. Compared to the prior- year periods, noninterest expense, excluding the 1999 nonrecurring items, was up in 2000 due to higher technology and marketing spending, fee-based business volume increases, expenses and intangibles amortization from 1999 purchase acquisitions, and the aforementioned residual value write-down. These increases were partially offset by lower expenses from the second quarter 1999 disposition of the National Processing business lines, decreases in benefits and other personnel expense and reduced state and local tax expense. A decline in expense related to compensation and benefit plans and an increase in costs capitalized in conjunction with internally- developed software projects accounted for the decrease in benefits and other personnel expense, while state and local tax expense decreased due to several refunds in 2000.

     National City’s staffing level on a full-time equivalent basis was 37,704 at June 30, 2000, essentially unchanged from 37,804 a year ago as personnel additions from second half 1999 purchase acquisitions were more than offset by efficiency-related reductions in retail branch personnel and other support staff.
     Operating expenses are often measured by the efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income. Excluding nonrecurring items, the efficiency ratio for the second quarter and first six months of 2000 was 58.2% and 58.3%, respectively, compared to 55.5% and 55.8%, respectively, for the same periods in 1999.

Asset Quality

     Credit quality remained sound in the second quarter of 2000. Net charge offs as a percentage of average loans were .44% for the second quarter, unchanged from the first quarter of this year and up only slightly from .42% in the second quarter of 1999. Year-to-date net charge-offs as a percentage of average loans declined in the first half of 2000 to .44% from .45% last year. Table 7 presents net charge-offs as a percentage of average loans by portfolio type. Actual net charge-offs rose slightly in the second quarter of 2000 to $68.7 million from $66.1 million in the first quarter. For the six months ended, net charge-offs totaled $134.8 million in 2000 compared to $128.0 million in the first half of 1999.

     The allowance for loan losses was $970.4 million at June 30, 2000, or 1.58% of loans, compared to $970.5 million, or 1.61% of loans, at December 31, 1999 and

$970.2 million, or 1.69% of loans, a year ago.
     Nonperforming assets (Table 8) were $339.3 million at June 30, 2000, compared to $289.1 million at December 31, 1999 and $249.5 million a year ago. The increase in nonperforming assets over the past year was primarily due to a weakening of credit quality in the healthcare sector along with the addition of several credits in the retail and manufacturing industries and higher delinquencies in residential real estate. As a percentage of loans and OREO, nonperforming assets were .55% at June 30, 2000, compared to .51% at the end of the first quarter, .48% at the end of 1999, and .44% a year ago.

Table 7:	Annualized Net Charge-Offs as a Percentage of Average Loans

	Three Months Ended			Six Months Ended

	Jun. 30	Mar. 31	Jun. 30	Jun. 30	Jun. 30
	2000	2000	1999	2000	1999

Commercial	.35%	.32%	.45%	.33%	.31%

Real estate — commercial	.16	(.09)	(.17)	.04	(.08)

Real estate — residential	.08	.08	(.02)	.08	.03

Consumer	.56	.67	.45	.61	.69

Credit card	3.16	3.45	4.05	3.30	4.43

Home equity	.13	.04	.12	.09	.13

Total net charge-offs to average loans	.44%	.44%	.42%	.44%	.45%

Table 8:  Nonperforming Assets

(In Millions)	Jun. 30 2000	Mar. 31 2000	Dec. 31 1999	Sep. 30 1999	Jun. 30 1999

Commercial:

Nonaccrual	$155.3	$138.4	$130.2	$106.7	$97.1

Restructured	.2	.2	.2	.2	.3

Total commercial	155.5	138.6	130.4	106.9	97.4

Real estate mortgage:

Nonaccrual	158.0	150.5	137.0	126.9	123.0

Restructured	.2	1.7	1.8	2.3	2.4

Total real estate mortgage	158.2	152.2	138.8	129.2	125.4

Total nonperforming loans	313.7	290.8	269.2	236.1	222.8

Other real estate owned (OREO)	25.6	23.3	19.9	23.9	26.7

Nonperforming assets	$339.3	$314.1	$289.1	$260.0	$249.5

Loans 90 days past due accruing interest	$249.4	$250.0	$230.0	$244.0	$199.6

Capital

     The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. For further detail on capital ratios, see Note 9 to the Consolidated Financial Statements.

     Total stockholders’ equity was $6.1 billion at June 30, 2000, up from $5.7 billion at the end of 1999 and $5.9 billion a year ago. Equity growth has been limited over the past year by the repurchase of National City stock and unrealized fair value depreciation in the available-for-sale securities portfolio. Book value per common share at June 30, 2000, December 31, 1999 and June 30, 1999 was $10.05, $9.39 and $9.44, respectively. Book value per common share at June 30, 2000 included unrealized losses on securities available-for-sale of $.43 compared to unrealized losses of $.30 at December 31, 1999 and unrealized gains of $.03 at June 30, 1999.
     In late 1999, the Corporation’s Board of Directors authorized a share repurchase program for up to 30 million shares, or approximately 5 percent of the Corporation’s outstanding common stock, with an aggregate purchase cost limit of $1.0 billion. The repurchase of common stock may be made, from time to time, on the open market or in privately-negotiated transactions. During the first quarter of 2000, the Corporation repurchased 2.1 million shares of National City common stock at a cost of $47.1 million. No shares were repurchased during the second quarter. As of June 30, 2000, 25.3 million shares remained under the 30-million share authorization. In conjunction with this authorization, the Corporation entered into an agreement with a third party that provides the Corporation with an option to purchase up to $300.0 million of National City common stock through the use of forward transactions. The forward transactions can be settled from time to time, at the Corporation’s election, on a physical, net cash or net share basis. In the case of net cash or net share settlement, the amount at which these forward purchases can be settled depends principally upon the future market price of the Corporation’s common stock as compared with the forward purchase price per share and the number of shares to be settled. During the second quarter, the Corporation entered into forward transactions involving 7.6 million shares. The final maturity date of the agreement is April 19, 2002.
     The dividend payout is continually reviewed by management and the Board of Directors. Dividends of $.285 per common share were declared in the second quarter of 2000, reflecting a dividend payout ratio of 50.89%. In the second quarter of 1999, dividends of $.27 per common share were declared and the dividend payout ratio was 48.21%.
     Equity to assets was 7.25% at June 30, 2000, compared to 6.57% at December 31, 1999 and 6.98% at June 30, 1999. Average equity to average assets was 6.81% for the first half of 2000 compared to 7.68% for first half of 1999.
     The total market capitalization of the Corporation was approximately $10.4 billion at June 30, 2000. National City’s common stock is traded on the New York Stock Exchange under the symbol “NCC.”

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

Consolidated Average Balance Sheets

	Three Months Ended		Six Months Ended
	June 30		June 30

(In Millions)	2000	1999	2000	1999

Assets

Earning Assets:

Loans:

Commercial	$24,379	$22,228	$23,937	$22,190

Real estate — commercial	6,157	6,275	6,088	6,290

Real estate — residential	9,721	8,483	9,505	8,712

Consumer	15,722	15,130	15,928	15,040

Credit card	2,514	1,953	2,425	1,891

Home equity	4,044	3,188	3,907	3,172

Total loans	62,537	57,257	61,790	57,295

Mortgage loans held for sale	2,848	2,344	2,475	2,650

Securities available for sale, at cost	13,064	14,638	13,833	14,881

Federal funds sold and security resale agreements	432	850	456	898

Other short-term investments	146	149	150	148

Total earning assets	79,027	75,238	78,704	75,872

Allowance for loan losses	(995)	(989)	(995)	(987)

Fair value (depreciation) appreciation of securities available for sale	(430)	268	(419)	322

Cash and demand balances due from banks	3,116	3,506	3,128	3,785

Properties and equipment	1,114	1,158	1,121	1,169

Accrued income and other assets	4,939	4,188	4,822	4,278

Total Assets	$86,771	$83,369	$86,361	$84,439

Liabilities and Stockholders’ Equity

Liabilities:

Noninterest bearing deposits	$10,934	$11,542	$10,825	$11,610

NOW and money market accounts	16,477	16,997	16,460	16,949

Savings accounts	3,321	3,922	3,367	3,938

Time deposits of individuals	15,385	14,883	15,202	15,230

Other time deposits	2,881	2,857	2,853	3,083

Deposits in overseas offices	2,862	2,342	3,131	2,684

Total deposits	51,860	52,543	51,838	53,494

Federal funds borrowed and security repurchase agreements	6,053	7,377	6,889	8,187

Borrowed funds	5,056	2,977	4,090	2,908

Long-term debt and capital securities	16,636	13,305	16,448	12,309

Accrued expenses and other liabilities	1,190	951	1,219	1,054

Total Liabilities	80,795	77,153	80,484	77,952

Stockholders’ Equity:

Preferred	30	31	30	31

Common	5,946	6,185	5,847	6,456

Total Stockholders’ Equity	5,976	6,216	5,877	6,487

Total Liabilities and Stockholders’ Equity	$86,771	$83,369	$86,361	$84,439

Daily Average Balances/Net Interest Income/Rates

(Dollars in Millions)	Daily Average Balance

	2000		1999

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets

Earning Assets:

Loans:

Commercial	$24,379	$23,496	$22,988	$22,066	$22,228

Real estate — commercial	6,157	6,020	6,141	6,238	6,275

Real estate — residential(a)	12,569	11,392	11,030	10,534	10,827

Consumer	15,722	16,130	15,617	15,052	15,130

Credit Card	2,514	2,336	2,224	2,088	1,953

Home equity	4,044	3,770	3,561	3,336	3,188

Total loans	65,385	63,144	61,561	59,314	59,601

Securities:

Taxable	12,267	13,789	14,565	14,000	13,761

Tax-exempt	797	811	838	851	877

Total securities	13,064	14,600	15,403	14,851	14,638

Short-term investments	578	635	798	806	999

Total earning assets/

Total interest income/rates	79,027	78,379	77,762	74,971	75,238

Allowance for loan losses	(995)	(996)	(985)	(990)	(989)

Fair value (depreciation) appreciation of securities available for sale	(430)	(408)	(116)	(8)	268

Cash and demand balances due from banks	3,116	3,140	3,376	3,306	3,506

Properties and equipment, accrued income and other assets	6,053	5,836	5,563	5,412	5,346

Total assets	$86,771	$85,951	$85,600	$82,691	$83,369

Liabilities and Stockholders’ Equity

Interest bearing liabilities:

NOW and money market accounts	$16,477	$16,443	$16,580	$16,742	$16,997

Savings accounts	3,321	3,413	3,605	3,795	3,922

Time deposits of individuals	15,385	15,019	14,578	14,461	14,883

Other time deposits	2,881	2,825	3,141	2,908	2,857

Deposits in overseas offices	2,862	3,400	3,105	2,389	2,342

Federal funds borrowed	2,277	3,642	3,713	2,889	2,467

Security repurchase agreements	3,776	4,081	4,531	4,814	4,910

Borrowed funds	5,056	3,126	2,893	2,808	2,977

Long-term debt and capital securities	16,636	16,259	15,081	13,532	13,305

Total interest bearing liabilities/

Total interest expense/rates	68,671	68,208	67,227	64,338	64,660

Noninterest bearing deposits	10,934	10,716	11,278	11,338	11,542

Accrued expenses and other liabilities	1,190	1,249	1,105	1,046	951

Total liabilities	80,795	80,173	79,610	76,722	77,153

Total stockholders’ equity	5,976	5,778	5,990	5,969	6,216

Total liabilities and stockholders’ equity	$86,771	$85,951	$85,600	$82,691	$83,369

Net interest income

Interest spread

Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes mortgage loans held for sale.

	Quarterly Interest

	2000		1999

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets

Earning Assets:

Loans:

Commercial	$533.8	$490.1	$471.6	$434.9	$423.4

Real estate— commercial	134.9	130.7	134.4	135.8	133.8

Real estate— residential(a)	251.5	220.3	211.3	198.4	202.5

Consumer	337.0	342.8	333.5	318.5	317.5

Credit Card	86.3	77.7	71.7	70.3	65.5

Home equity	93.0	83.4	76.4	70.6	66.2

Total loans	1,436.5	1,345.0	1,298.9	1,228.5	1,208.9

Securities:

Taxable	191.2	216.0	226.6	217.2	208.4

Tax-exempt	16.2	16.6	17.3	17.5	19.3

Total securities	207.4	232.6	243.9	234.7	227.7

Short-term investments	10.9	10.9	13.3	11.7	12.9

Total earning assets/

Total interest income/rates	$1,654.8	$1,588.5	$1,556.1	$1,474.9	$1,449.5
Allowance for loan losses
Fair value (depreciation) appreciation of securities available for sale
Cash and demand balances due from banks
Properties and equipment, accrued income and other assets
Total assets

Liabilities and Stockholders’ Equity

Interest bearing liabilities:

NOW and money market accounts	$149.3	140.0	$135.2	$131.2	$126.7

Savings accounts	13.7	14.2	15.1	16.0	16.6

Time deposits of individuals	215.1	201.0	190.3	183.5	187.7

Other time deposits	43.9	41.0	43.6	36.7	34.4

Deposits in overseas offices	44.3	47.7	41.6	30.1	27.7

Federal funds borrowed	37.1	53.9	51.3	37.5	29.6

Security repurchase agreements	48.6	48.7	49.9	50.3	49.8

Borrowed funds	77.6	43.3	41.1	37.7	36.9

Long-term debt and capital securities	276.0	257.8	231.6	194.2	181.9

Total interest bearing liabilities/

Total interest expense/rates	$905.8	$847.6	$799.7	$717.2	$691.3
Noninterest bearing deposits
Accrued expenses and other liabilities
Total liabilities
Total stockholders’ equity
Total liabilities and stockholders’ equity

Net interest income	$749.0	$740.9	$756.4	$757.7	$758.2

Interest spread
Contribution of noninterest bearing sources of funds
Net interest margin

[Additional columns below]
[Continued from above table, first column(s) repeated]

	Average Annualized Rate

	2000		1999

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets

Earning Assets:

Loans:

Commercial	$8.80%	8.39%	8.14%	7.82%	7.64%

Real estate — commercial	8.82	8.73	8.68	8.63	8.55

Real estate — residential(a)	8.01	7.74	7.66	7.54	7.48

Consumer	8.62	8.55	8.47	8.40	8.42

Credit Card	13.81	13.38	12.79	13.36	13.45

Home equity	9.19	8.85	8.52	8.40	8.32

Total loans	8.82	8.56	8.38	8.23	8.13

Securities:

Taxable	6.24	6.27	6.22	6.20	6.06

Tax-exempt	8.13	8.19	8.25	8.24	8.80

Total securities	6.35	6.38	6.33	6.32	6.22

Short-term investments	7.51	6.88	6.58	5.83	5.15
Total earning assets/

Total interest income/rates	8.41%	8.14%	7.96%	7.83%	7.72%
Allowance for loan losses
Fair value (depreciation) appreciation of securities available for sale
Cash and demand balances due from banks
Properties and equipment, accrued income and other assets
Total assets

Liabilities and Stockholders’ Equity

Interest bearing liabilities:

NOW and money market accounts	3.64%	3.43%	3.24%	3.11%	2.99%

Savings accounts	1.66	1.67	1.67	1.67	1.70

Time deposits of individuals	5.62	5.38	5.18	5.04	5.06

Other time deposits	6.13	5.84	5.51	5.00	4.84

Deposits in overseas offices	6.22	5.64	5.32	5.00	4.74

Federal funds borrowed	6.56	5.95	5.46	5.16	4.82

Security repurchase agreements	5.18	4.80	4.38	4.15	4.06

Borrowed funds	6.19	5.57	5.64	5.32	4.98

Long-term debt and capital securities	6.67	6.37	6.09	5.69	5.48
Total interest bearing liabilities/

Total interest expense/rates	5.30%	5.00%	4.72%	4.42%	4.29%
Noninterest bearing deposits
Accrued expenses and other liabilities
Total liabilities
Total stockholders’ equity
Total liabilities and stockholders’ equity
Net interest income

Interest spread	3.11%	3.14%	3.24%	3.41%	3.43%

Contribution of noninterest bearing sources of funds	.69	.65	.63	.62	.61

Net interest margin	3.80%	3.79%	3.87%	4.03%	4.04%

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

National City’s item processing subsidiary, National Processing, Inc., is traded on the New York Stock Exchange under the symbol NAP. The stock is abbreviated in financial publications as NtlProc.

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

Debt Ratings

Moody’s
	Investors	Standard		Thomson
	Service	& Poor’s	Fitch(b)	BankWatch

National City Corporation				A/B

Commercial paper (short-term debt)	P-1	A-1	F-1+	TBW1

Senior debt	A1	A	AA-

Subordinated debt	A2	A-	A+	A
Bank Subsidiaries:(a)

Certificates of deposit	Aa3	A+	AA

Subordinated bank notes	A1	A	A+	A+

(a)	Includes National City Bank, National City Bank of Indiana, National City Bank of Kentucky, National City Bank of Pennsylvania and National City Bank of Michigan/Illinois, except as noted below.

(b)	Fitch ratings for certificates of deposit apply only to the banks in Ohio, Kentucky and Indiana. Fitch subordinated bank note ratings apply only to the Ohio banking subsidiary.

FORM 10-Q — JUNE 30, 2000

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION

Date:  August 4, 2000

/s/ ROBERT G. SIEFERS

Robert G. Siefers
Vice Chairman and
Chief Financial Officer
(Duly Authorized Signer and
Principal Financial Officer)

[NATIONAL CITY CORPORATION LOGO] National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484	Presort Standard U.S. Postage PAID National City Corporation

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION
------                            -------------------

3.1              Restated Certificate of Incorporation of National City
                 Corporation, as amended (filed as Exhibit 3.1 to National City
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.2              Amended and Restated Articles of Incorporation of National City
                 Corporation dated April 13, 1999 (filed as Exhibit 3.2).

3.3              National City Corporation First Restatement of By-laws adopted
                 April 27, 1987 (As Amended through October 24, 1994) (filed as
                 Exhibit 3.2 to Registrant's Form S-4 Registration Statement No.
                 33-56539 dated November 18, 1994 and incorporated herein by reference).

4.1              The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of
                 Senior and Subordinated debt of the Company.

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
                 Convertible Preferred Stock, Series 1, without par value, and fixing the powers, preferences, rights, qualifications,
                 limitations and restrictions thereof (filed as Appendix D to
                 Registrant's Form S-4 Registration Statement No. 333-45609
                 dated February 19, 1998 and incorporated herein by reference)
                 in addition to those set forth in National City Corporation's
                 Restated Certificate of Incorporation, as amended (filed as
                 Exhibit 3.2).

10.1             National City Savings and Investment Plan, As Amended and
                 Restated Effective July 1, 1992 (filed as Exhibit 10.24 to
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.2             The National City Savings and Investment Plan No. 2 As Amended
                 and Restated Effective January 1, 1992 (filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.3             National City Corporation's Amended 1984 Stock Option Plan
                 (filed as Exhibit No. 10.2 to National City's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1987);
                 incorporated herein by reference.

10.4             National City Corporation 1989 Stock Option Plan (filed as
                 Exhibit 10.7 to National City's Annual Report on Form 10-K for
                 the fiscal year ended December 31, 1989, and incorporated
                 herein by reference).

10.5             National City Corporation's 1993 Stock Option Plan (filed as
                 Exhibit 10.5 to Registration Statement No. 33-49823 and
                 incorporated herein by reference).

10.6             National City Corporation 150th Anniversary Stock Option Plan
                 (filed as Exhibit 10.9 to Registrant's Form S-4 Registration
                 Statement No. 33-59487 dated May 19, 1995 and incorporated herein by reference).

10.7             National City Corporation 1997 Stock Option Plan (filed as
                 Exhibit A to National City Corporation's Proxy Statement Form
                 14A Registration No. 000-07229 dated February 19, 1997 and incorporated herein by reference).

10.8             National City Corporation Plan for Deferred Payment of
                 Directors' Fees, As Amended (filed as Exhibit 10.5 to
                 Registration Statement No. 2-914334 and incorporated herein by reference).

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------

10.9             National City Corporation Supplemental Executive Retirement
                 Plan, As Amended and Restated Effective January 1, 1997 (filed as Exhibit 10.12 to Registrant's Form S-4 Registration
                 Statement No. 333-46571 dated February 19, 1998 and
                 incorporated herein by reference).

10.10            National City Corporation Executive Savings Plan, As Amended
                 and Restated Effective January 1, 1995 (filed as Exhibit 10.9 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by
                 reference).

10.11            National City Corporation Amended and Second Restated 1991
                 Restricted Stock Plan (filed as Exhibit 10.9 to Registration
                 Statement No. 33-49823 and incorporated herein by reference).

10.12            National City Corporation 1997 Restricted Stock Plan (filed as
                 Exhibit B to National City Corporation's Proxy Statement Form
                 14A Registration No. 000-07229 dated February 19, 1997 and incorporated herein by reference).

10.13            Form of grant made under National City Corporation 1991
                 Restricted Stock Plan in connection with National City
                 Corporation Supplemental Executive Retirement Plan As Amended
                 (filed as Exhibit 10.10 to National City's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.14            Merchants National Corporation Director's Deferred Compensation
                 Plan, As Amended and Restated August 16, 1983 (filed as Exhibit
                 10(3) to Merchants National Corporation's Form S-2 Registration
                 Statement dated June 28, 1985, and incorporated herein by
                 reference).

10.15            Merchants National Corporation Supplemental Pension Plan dated
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
                 December 21, 1984; as Exhibit 10(q) to the Merchants National
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

10.16            Merchants National Corporation Employee Benefit Trust
                 Agreement, effective July 1, 1987 (filed as Exhibit 10(27) to
                 Merchants National Corporation Annual Report on Form 10-K for
                 the year ended December 31, 1987, and incorporated herein by reference).

10.17            Merchants National Corporation Non-Qualified Stock Option Plan,
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
                 incorporated herein by reference).

10.18            Merchants National Corporation 1987 Non-Qualified Stock Option
                 Plan, effective November 17, 1987, and the First Amendment to effective October 16, 1990 (filed respectively as Exhibit
                 10(30) to Merchants National Corporation Annual Report on Form
                 10-K for the year ended December 31, 1987, and as Exhibit
                 10(61) to Merchants

                                      -2-

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------

                 National Corporation Annual Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).

10.19            Merchants National Corporation Directors Non-Qualified Stock
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
                 incorporated herein by reference).

10.20            Central Indiana Bancorp Option Plan effective March 15, 1991
                 (filed as Exhibit 10.26 to Registrant's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1994 and
                 incorporated herein by reference).

10.21            Central Indiana Bancorp 1993 Option Plan effective October 12,
                 1993 (filed as Exhibit 10.27 to Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1994 and
                 incorporated herein by reference).

10.22            Forms of contracts with David A. Daberko, Vincent A.
                 DiGirolamo, William E. MacDonald III, Jon L. Gorney, Robert G.
                 Siefers, Robert J. Ondercik, Jeffrey D. Kelly, David L.
                 Zoeller, Thomas A. Richlovsky, James P. Gulick, Gary A. Glaser,
                 Herbert R. Martens, Jr., Thomas W. Golonski, Stephen A. Stitle,
                 James R. Bell III, Paul G. Clark, A. Joseph Parker, and
                 Frederick W. Schantz (filed as Exhibit 10.29 to Registrant's
                 Form S-4 Registration Statement No. 333-46571 dated February
                 19, 1998 and incorporated herein by reference).

10.23            Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and those individuals listed in Exhibit 10.27 and other key employees filed as exhibit 10.28 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.24            Restated First of America Bank Corporation 1987 Stock Option
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
                 No. 2 (on Form S-8 to Form S-4 Registration Statement No.
                 333-46571) and each herein incorporated by reference.

10.25            Fort Wayne National Corporation 1985 Stock Incentive Plan
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
                 Corporation 1994 Nonemployee Director Stock Incentive Plan
                 (filed as Exhibit 4.6 to Registrant's Post-Effective Amendment
                 No. 1 (on Form S-8 to Form S-4 Registration Statement No.
                 333-45609) and each herein incorporated by reference.

10.26            National City Corporation 1997 Stock Option Plan (filed as
                 Exhibit 4.4 to Registrant's Form S-8 Registration Statement No.
                 333-58923, dated July 10, 1998, and incorporated herein by reference).

                                      -3-

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------

10.27            National City Corporation 1997 Restricted Stock Plan (filed as
                 Exhibit 4.4 to Registrant's Form S-8 Registration Statement No.
                 333-60411, dated July 31, 1998, and incorporated herein by reference).

10.28            National City Corporation Long-Term Supplemental Incentive
                 Compensation Plan for Executive Officers (filed as Exhibit
                 10.40 to National City Corporation's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.29            Integra Financial Corporation Employee Stock Option Plan (filed as Exhibit 4.3 to Registrant's Form S-8 Registration Statement
                 No. 333-01697, dated April 30, 1996 and incorporated herein by reference).

10.30            Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant's Form S-8 Registration Statement
                 No. 333-01697, dated April 30, 1996 and incorporated herein by reference).

10.31            Integra Financial Corporation Non-Employee Directors Stock
                 Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8
                 Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).

10.32            National City Corporation Amended and Restated Long-Term
                 Incentive Compensation Plan for Senior Officers as Amended and
                 Restated Effective January 1, 2000 (filed as Exhibit A to Proxy
                 Statement Form 14A Registration No. 000-07229 dated March 6,
                 2000 and incorporated herein by reference).

10.33            National City Corporation Management Incentive Plan for Senior
                 Officers effective January 1, 1999 (filed as Exhibit A to Proxy
                 Statement Form 14A Registration No. 33-71403 dated March 5,
                 1999 and incorporated herein by reference).

12.1             Computation of Ratio of Earnings to Fixed Charges (filed as
                 Exhibit 12.1).

27.1             Financial Data Schedule (filed as Exhibit 27.1).

                                      -4-