Form 10-Q
period 2000-09-30
NATIONAL CITY CORP
filed 2000-11-14
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                YES [X]   NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                        Common stock -- $4.00 Par Value
              Outstanding as of September 30, 2000 -- 608,397,735

                        [NATIONAL CITY CORPORATION LOGO]

                        QUARTER ENDED SEPTEMBER 30, 2000

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Item 1. Financial Statements:
     Consolidated Statements of Income......................    4
     Consolidated Balance Sheets............................    5
     Consolidated Statements of Cash Flows..................    6
     Consolidated Statements of Changes in Stockholders'
      Equity................................................    7
     Notes to Consolidated Financial Statements.............    7
Item 2. Management's Discussion and Analysis................   18
Daily Average Balances/Net Interest Income/Rates............   26
Consolidated Average Balance Sheets.........................   28
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk
     Market risk disclosures are presented in the Net
      Interest Income section of Management's Discussion and
      Analysis.
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in Note 13 to the
      Consolidated Financial Statements on page 13 of this
      Quarterly Report is incorporated herein by reference.
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders
  (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K
     Exhibits: The index of exhibits has been filed as
        separate pages of the September 30, 2000 Financial
        Report and Form 10-Q and is available on request
        from the Secretary of the Corporation at the
        principal executive offices.
     Reports on Form 8-K:
     July 17, 2000 -- National City Corporation reported
        earnings for the second quarter and first six months
        of fiscal year 2000.
Signature...................................................   30

FINANCIAL HIGHLIGHTS

                                 Three Months Ended                     Nine Months Ended
                                    September 30                          September 30
                              -------------------------              -----------------------
                                                          Percent                              Percent
                                     2000          1999   Change           2000         1999   Change
------------------------------------------------------------------------------------------------------
EARNINGS (IN THOUSANDS)
  Tax-equivalent net
    interest income.........     $746,020      $757,753      (2)%    $2,235,887   $2,280,638      (2)%
  Provision for loan
    losses..................       70,363        55,476      27         205,380      183,052      12
  Fees and other income.....      590,878       528,614      12       1,822,572    1,663,136      10
  Net securities gains......       27,435        20,353      35           6,188      101,265     (94)
  Noninterest expense.......      785,309       705,963      11       2,329,472    2,202,400       6
  Income tax expense and
    tax-equivalent
    adjustment..............      178,025       188,819      (6)        535,429      597,618     (10)
  Net income................      330,636       356,462      (7)        994,366    1,061,969      (6)

PER COMMON SHARE
  Net income:
    Basic...................         $.55          $.58      (5)          $1.64        $1.69      (3)
    Diluted.................          .54           .57      (5)           1.63         1.67      (2)
  Dividends paid............         .285           .27       6            .855          .79       8
  Book value................                                              10.58         9.54      11
  Market value (close)......                                              22.00        26.69     (18)
  Average diluted shares....  613,232,391   624,581,200      (2)     611,671,365  636,413,367     (4)

PERFORMANCE RATIOS
  Return on average common
    equity..................        21.13%        23.79%                  22.22%       22.58%
  Return on average
    assets..................         1.56          1.71                    1.55         1.69
  Net interest margin.......         3.90          4.03                    3.83         4.03
  Efficiency ratio..........        58.74         54.88                   57.40        55.84

AT PERIOD END ($ IN
  MILLIONS)
  Assets....................                                            $85,046      $85,058      --
  Loans.....................                                             63,660       58,001      10
  Securities (at fair
    value)..................                                              9,656       15,811     (39)
  Deposits..................                                             52,726       50,395       5
  Stockholders' equity......                                              6,467        5,914       9
  Equity to assets..........                                               7.60%        6.95%      9
  Common shares
    outstanding.............                                         608,397,735  616,564,714     (1)
  Full-time equivalent
    employees...............                                             36,766       37,267      (1)

ASSET QUALITY
  Net charge-offs to average
    loans (annualized)......          .45%          .38%                    .44%         .43%
  Allowance for loan losses
    as a percentage of
    period-end loans........                                               1.49         1.67
  Nonperforming assets to
    period-end loans and
    OREO....................                                                .57          .45
------------------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended         Nine Months Ended
                                                        September 30              September 30
                                                   -----------------------   -----------------------
(Dollars In Thousands, Except Per Share Amounts)      2000         1999         2000         1999
----------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans..........................................  $1,479,328   $1,224,469   $4,255,590   $3,642,298
  Securities:
    Taxable......................................     140,303      204,563      519,323      613,736
    Exempt from Federal income taxes.............      10,750       11,245       32,835       34,909
    Dividends....................................      14,054       12,612       41,506       35,798
  Federal funds sold and security resale
    agreements...................................       3,058        8,656       16,818       29,572
  Other short-term investments...................       4,464        3,189       12,378        9,176
                                                   ----------   ----------   ----------   ----------
      Total interest income......................   1,651,957    1,464,734    4,878,450    4,365,489
INTEREST EXPENSE
  Deposits.......................................     500,477      397,516    1,410,657    1,209,684
  Federal funds borrowed and security repurchase
    agreements...................................     103,895       87,901      292,190      266,947
  Borrowed funds.................................      28,609       37,632      149,672      103,073
  Long-term debt and capital securities..........     281,443      194,206      815,287      533,227
                                                   ----------   ----------   ----------   ----------
      Total interest expense.....................     914,424      717,255    2,667,806    2,112,931
                                                   ----------   ----------   ----------   ----------
NET INTEREST INCOME..............................     737,533      747,479    2,210,644    2,252,558
PROVISION FOR LOAN LOSSES........................      70,363       55,476      205,380      183,052
                                                   ----------   ----------   ----------   ----------
      Net interest income after provision for
         loan losses.............................     667,170      692,003    2,005,264    2,069,506
NONINTEREST INCOME
  Item processing revenue........................     104,916       91,519      299,860      318,311
  Deposit service charges........................     115,392      107,430      329,778      312,127
  Mortgage banking revenue.......................     110,454       81,105      369,358      263,281
  Trust and investment management fees...........      79,805       81,097      253,483      243,627
  Card-related fees..............................      48,283       48,383      137,241      142,952
  Other..........................................     132,028      119,080      432,852      382,838
                                                   ----------   ----------   ----------   ----------
      Total fees and other income................     590,878      528,614    1,822,572    1,663,136
  Net securities gains...........................      27,435       20,353        6,188      101,265
                                                   ----------   ----------   ----------   ----------
      Total noninterest income...................     618,313      548,967    1,828,760    1,764,401
NONINTEREST EXPENSE
  Salaries, benefits and other personnel.........     405,984      367,638    1,214,164    1,157,987
  Equipment......................................      56,038       47,590      171,479      153,306
  Net occupancy..................................      52,730       48,944      157,214      152,305
  Third-party services...........................      51,201       49,304      144,895      143,425
  Other..........................................     219,356      192,487      641,720      595,377
                                                   ----------   ----------   ----------   ----------
      Total noninterest expense..................     785,309      705,963    2,329,472    2,202,400
                                                   ----------   ----------   ----------   ----------
Income before income tax expense.................     500,174      535,007    1,504,552    1,631,507
Income tax expense...............................     169,538      178,545      510,186      569,538
                                                   ----------   ----------   ----------   ----------
NET INCOME.......................................  $  330,636   $  356,462   $  994,366   $1,061,969
                                                   ==========   ==========   ==========   ==========
NET INCOME PER COMMON SHARE
  Basic..........................................        $.55         $.58        $1.64        $1.69
  Diluted........................................         .54          .57         1.63         1.67
AVERAGE COMMON SHARES OUTSTANDING
  Basic..........................................  608,276,536  616,883,898  606,994,772  626,908,263
  Diluted........................................  613,232,391  624,581,200  611,671,365  636,413,367

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30   December 31   September 30
(In Thousands)                                                  2000           1999          1999
------------------------------------------------------------------------------------------------------
ASSETS
  Loans:
    Commercial.............................................  $25,873,664    $23,402,556   $22,426,781
    Real estate - commercial...............................    6,372,924      6,012,016     6,207,547
    Real estate - residential..............................   12,303,054     10,396,422     9,844,507
    Consumer...............................................   12,317,934     14,367,133    13,864,440
    Credit card............................................    2,260,766      2,339,658     2,199,984
    Home equity............................................    4,531,993      3,686,119     3,457,622
                                                             -----------    -----------   -----------
         Total loans.......................................   63,660,335     60,203,904    58,000,881
         Allowance for loan losses.........................     (945,492)      (970,463)     (970,736)
                                                             -----------    -----------   -----------
           Net loans.......................................   62,714,843     59,233,441    57,030,145
  Mortgage loans held for sale.............................    2,945,975      2,731,166     2,439,039
  Securities available for sale, at fair value.............    9,655,612     14,904,343    15,811,453
  Federal funds sold and security resale agreements........      111,222        556,351       727,822
  Other short-term investments.............................      173,483        231,099       122,272
  Cash and demand balances due from banks..................    3,230,100      3,480,756     3,346,593
  Properties and equipment.................................    1,090,185      1,127,980     1,105,220
  Accrued income and other assets..........................    5,124,455      4,856,363     4,475,009
                                                             -----------    -----------   -----------
         TOTAL ASSETS......................................  $85,045,875    $87,121,499   $85,057,553
                                                             ===========    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest bearing deposits.............................  $10,646,830    $11,182,681   $10,909,167
  NOW and money market accounts............................   16,496,536     16,561,494    16,677,065
  Savings accounts.........................................    3,036,999      3,470,700     3,700,585
  Time deposits of individuals.............................   15,763,352     14,700,944    14,472,674
  Other time deposits......................................    2,780,526      2,897,166     3,016,770
  Deposits in overseas offices.............................    4,001,338      1,253,325     1,619,190
                                                             -----------    -----------   -----------
         Total deposits....................................   52,725,581     50,066,310    50,395,451
  Federal funds borrowed and security repurchase
    agreements.............................................    6,097,889      5,182,506     6,625,101
  Borrowed funds...........................................    2,283,295      9,772,611     5,707,438
  Long-term debt...........................................   15,455,589     14,858,014    14,625,031
  Corporation-obligated mandatorily redeemable capital
    securities of subsidiary trusts holding solely
    debentures of the Corporation..........................      180,000        180,000       180,000
  Accrued expenses and other liabilities...................    1,836,114      1,334,325     1,610,230
                                                             -----------    -----------   -----------
         TOTAL LIABILITIES.................................   78,578,468     81,393,766    79,143,251
Stockholders' Equity:
  Preferred stock..........................................       29,982         30,233        30,474
  Common stock.............................................    2,433,591      2,428,234     2,466,259
  Capital surplus..........................................      828,220        782,960       776,587
  Retained earnings........................................    3,272,496      2,665,674     2,703,102
  Accumulated other comprehensive loss.....................      (96,882)      (179,368)      (62,120)
                                                             -----------    -----------   -----------
         TOTAL STOCKHOLDERS' EQUITY........................    6,467,407      5,727,733     5,914,302
                                                             -----------    -----------   -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $85,045,875    $87,121,499   $85,057,553
                                                             ===========    ===========   ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                                     September 30
                                                              ---------------------------
(In Thousands)                                                    2000           1999
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income................................................  $    994,366   $  1,061,969
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses.............................       205,380        183,052
      Depreciation and amortization of properties and
       equipment............................................       126,987        117,594
      Amortization of intangibles and servicing rights......       147,154        129,515
      Amortization of premiums/discounts on securities and
       debt.................................................        (5,720)        (7,978)
      Net securities gains..................................        (6,188)      (101,265)
      Other gains and losses, net...........................      (254,204)      (192,604)
      Originations and purchases of mortgage loans held for
       sale.................................................   (16,018,999)   (12,772,328)
      Proceeds from sales of mortgage loans held for sale...    15,694,532     14,184,989
      Increase in accrued interest receivable...............      (136,605)       (54,903)
      Increase in accrued interest payable..................       207,054         76,774
      Net change in other assets/liabilities................       423,761        221,363
                                                              ------------   ------------
         Net cash provided by operating activities..........     1,377,518      2,846,178
LENDING AND INVESTING ACTIVITIES
  Net decrease in federal funds sold, security resale
    agreements and other short-term investments.............       502,745        305,392
  Purchases of available-for-sale securities................    (1,141,917)    (4,666,392)
  Proceeds from sales of available-for-sale securities......     4,757,016      2,126,364
  Proceeds from maturities and prepayments of
    available-for-sale securities...........................     1,754,785      2,477,023
  Net increase in loans.....................................    (6,362,367)      (869,995)
  Proceeds from sales of loans..............................     2,180,361        687,783
  Proceeds from credit card loans securitized...............       600,000             --
  Net increase in properties and equipment..................       (89,633)       (53,682)
  Acquisitions/disposals....................................            --       (192,297)
                                                              ------------   ------------
         Net cash provided by (used in) lending and
           investing activities.............................     2,200,990       (185,804)
DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in Federal funds borrowed and
    security repurchase agreements..........................       915,383     (2,802,208)
  Net (decrease) increase in borrowed funds.................    (7,489,316)     3,267,935
  Net increase (decrease) in noninterest bearing, savings,
    NOW, money market accounts, and deposits in overseas
    offices.................................................     1,713,503     (5,609,025)
  Net increase (decrease) in time deposits..................       945,768     (2,242,433)
  Repayment of long-term debt and capital securities........    (5,425,666)    (1,901,950)
  Proceeds from issuance of long-term debt, net.............     6,021,542      7,020,068
  Dividends paid............................................      (520,286)      (501,519)
  Issuances of common stock.................................        62,187        120,114
  Repurchases of common stock...............................       (52,279)    (1,448,254)
                                                              ------------   ------------
         Net cash used in deposit and financing
           activities.......................................    (3,829,164)    (4,097,272)
                                                              ------------   ------------
  Net decrease in cash and demand balances due from banks...      (250,656)    (1,436,898)
  Cash and demand balances due from banks, January 1........     3,480,756      4,783,491
                                                              ------------   ------------
  Cash and demand balances due from banks, September 30.....  $  3,230,100   $  3,346,593
                                                              ============   ============
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................  $  2,460,752   $  2,033,839
  Income taxes paid.........................................       269,229        254,978

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                               Accumulated
                                                                                                  Other
(Dollars in Thousands,                    Preferred     Common       Capital      Retained     Comprehensive
 Except Per Share Amounts)                 Stock        Stock        Surplus      Earnings     Income (Loss)      Total
--------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999................   $36,098    $1,305,309   $ 1,968,751   $ 3,430,672     $ 272,078     $ 7,012,908
  Comprehensive Income:
    Net income..........................                                           1,061,969                     1,061,969
    Other comprehensive income, net of
      tax:
      Change in unrealized gains and
      losses on securities of
      $(268,376), net of
      reclassification adjustment for
      net gains included in net income
      of $65,822........................                                                          (334,198)       (334,198)
                                                                                                               -----------
  Total comprehensive income............                                                                           727,771
  Common dividends declared, $.80 per
    share...............................                                            (496,955)                     (496,955)
  Preferred dividends declared..........                                              (1,282)                       (1,282)
  Issuance of 5,493,602 common shares
    under corporate stock and dividend
    reinvestment plans..................                  12,863       107,251                                     120,114
  Purchase of 41,924,300 common
    shares..............................                 (86,121)      (70,831)   (1,291,302)                   (1,448,254)
  Conversion of 112,475 shares of
    preferred stock to 340,692 common
    shares..............................    (5,624)          686         4,938                                          --
  Stock split...........................               1,233,522    (1,233,522)                                         --
                                           -------    ----------   -----------   -----------     ---------     -----------
Balance, September 30, 1999.............   $30,474    $2,466,259   $   776,587   $ 2,703,102     $ (62,120)    $ 5,914,302
                                           =======    ==========   ===========   ===========     =========     ===========
Balance, January 1, 2000................   $30,233    $2,428,234   $   782,960   $ 2,665,674     $(179,368)    $ 5,727,733
  Comprehensive Income:
    Net income..........................                                             994,366                       994,366
    Other comprehensive income, net of
      tax:
      Change in unrealized gains and
      losses on securities of $86,508,
      net of reclassification adjustment
      for net gains included in net
      income of $4,022..................                                                            82,486          82,486
                                                                                                               -----------
  Total comprehensive income............                                                                         1,076,852
  Common dividends declared, $.57 per
    share...............................                                            (346,194)                     (346,194)
  Preferred dividends declared..........                                                (892)                         (892)
  Issuance of 3,723,588 common shares
    under corporate stock and dividend
    reinvestment plans..................                  14,894        47,293                                      62,187
  Purchase of 2,399,400 common shares...                  (9,598)       (2,223)      (40,458)                      (52,279)
  Conversion of 5,013 shares of
    preferred stock to 15,183 common
    shares..............................      (251)           61           190                                          --
                                           -------    ----------   -----------   -----------     ---------     -----------
Balance, September 30, 2000.............   $29,982    $2,433,591   $   828,220   $ 3,272,496     $ (96,882)    $ 6,467,407
                                           =======    ==========   ===========   ===========     =========     ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    National City Corporation ("National City" or "the Corporation") is a financial holding company headquartered in Cleveland, Ohio. National City operates banks and other financial services subsidiaries principally in Ohio, Michigan, Pennsylvania, Indiana, Kentucky and Illinois. Principal activities include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and item processing.

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management believes the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with the Corporation's 1999 Annual Report and Form 10-K.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires derivative instruments to be carried at fair value on the balance sheet. This requirement is in contrast to current accounting guidance, which does not require unrealized gains and losses on derivative instruments used for hedging purposes to be recorded in the financial statements. SFAS No. 133 does allow hedge accounting treatment for derivatives used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be applied. Hedge accounting treatment provides for changes in fair value or cash flows of both the derivative and the hedged item to be recognized in earnings in the same period. Derivative instruments not designated in a hedge accounting relationship are considered trading instruments and are required to be carried at fair value, consistent with current guidance.
    Derivative instruments used to hedge the exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133, while derivative instruments used to hedge the exposure to variability in expected future cash flows are considered cash flow hedges. Fair value hedges are accounted for by recording the fair value related to the risk being hedged of both the derivative instrument and the hedged asset or liability on the balance sheet with a corresponding offset recorded in the income statement. Cash flow hedges are accounted for by recording only the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity. Amounts are then reclassified from other comprehensive income to the income statement in the same period as the hedged cash flow is recognized. Under both scenarios, derivative gains and losses not considered effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement.
    As discussed in Note 15 to the consolidated financial statements, the Corporation uses derivative instruments to protect against the risk of adverse price or interest rate movements on certain assets, including mortgage servicing assets, liabilities or anticipated transactions. The fair value of these derivative instruments is currently not recorded on the balance sheet. Based on implementation progress to date, management expects to apply hedge accounting treatment to derivatives used for interest rate risk management purposes. Hedging strategies where derivatives are used to convert fixed rate assets and liabilities to variable rate instruments will be accounted for as fair value hedges, while hedging strategies where derivatives are used to convert the cash flows related to variable rate assets and liabilities to fixed rate instruments will be accounted for as cash flow hedges.
    Because interpretive guidance on applying SFAS No. 133 continues to be developed, management is still evaluating whether hedge accounting treatment will be able to be applied to the derivative instruments used to hedge the value of mortgage servicing assets. If hedge accounting treatment is not applied to all or a portion of the servicing assets portfolio, management would consider the use of alternative hedging strategies including carrying the derivative instruments in the trading portfolio and/or using on-balance sheet investment securities. Either strategy could result in greater income statement volatility than if hedge accounting treatment was applied due to disparity in the accounting treatment afforded servicing assets, trading instruments and investment securities.
    If the Corporation had applied the accounting prescribed in SFAS No. 133 to the risk management strategies in place during 1999, a year in which rising interest rates led to a decline in the value of the derivative instruments and an increase in the value of the mortgage servicing assets, to hedge the fair value change in mortgage servicing assets, and if the Corporation had met the requirements for hedge accounting treatment, the estimated financial statement effect would have been to increase net income by $5 million for the full year. For each of the quarters in 1999, the effect would have been to (reduce) increase net income by ($4) million, $11 million, $8 million and ($10) million, respectively. If the requirements for hedge accounting treatment had not been met, the estimated effect would have been to reduce net income by $156 million for the full year, with quarterly reductions to net income of $46 million, $61 million, $18 million and $31 million, respectively. In the latter case, no counterbalancing effect would have been recorded to give consideration to the increase in fair value of the mortgage servicing asset. If the Corporation is not able to meet the criterion for hedge accounting in managing the risk associated with mortgage servicing, increased reported income volatility could result. Such volatility would not necessarily be a reflection of the Corporation's risk management strategies, but rather would reflect the disparity in accounting treatment among the various elements of each risk management strategy.
    During the fourth quarter of 2000, management will conclude its assessment of how each risk management strategy will be accounted for under SFAS No. 133. The standard will be adopted on January 1, 2001, at which time the Corporation will designate and document all hedging relationships in accordance with the new standard and recognize transition adjustments associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet. The transition adjustments, recorded in other comprehensive income and the income statement, will be considered cumulative effect adjustments as described in Accounting Principles Board Opinion No. 20, Accounting Changes, and will be presented accordingly in the consolidated financial statements. The nature and amount of the transition adjustments and the ongoing impact on the consolidated financial statements will ultimately depend on the effectiveness of the hedging relationships so designated under SFAS No. 133, the nature of derivative instruments in use, and market conditions. SFAS No. 133, as applied to the Corporation's risk management strategies, may increase or decrease reported net income prospectively, depending on future levels of interest rates and other variables affecting market values of derivative instruments, but will have no effect on cash flows or economic risk.
    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September of 2000 and replaces SFAS

No. 125, which was issued in June 1996. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.
    Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, become effective for the Corporation for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. The impact of adopting the new guidance is not expected to have a material impact on National City's results of operations, financial position or liquidity.

3. ASSET DIVESTITURES

    In the second and third quarters of 2000, National City divested certain assets as part of a balance sheet restructuring initiative intended to improve asset returns and capital position, reduce reliance on purchased funding and lessen interest rate sensitivity.
    Third quarter balance sheet restructuring activity included the sale through securitization of $600 million of credit card loans and the sale of $1.1 billion of fixed-rate debt securities. A pre-tax gain of $27.1 million, or $17.7 million after-tax, was recorded related to the securitization of the credit card receivables. An impairment loss was recorded in the second quarter related to the debt securities sold during the third quarter.
    The fixed-rate debt securities were sold, along with $300 million of variable-rate debt securities, to an unconsolidated qualified special purpose entity ("QSPE"). Through a receive fixed/pay variable interest rate swap, the Corporation receives the spread between the yield earned on the debt securities and the commercial paper funding cost. The interest rate swap is accounted for as a trading derivative in the Corporation's consolidated financial statements. The Corporation also provides certain services for which fees are earned. These fees are included in card-related fees in the Corporation's consolidated statements of income. As of September 30, 2000, the QSPE held $1.4 billion of high grade fixed- and variable-rate securities.
    Along with the sale of an additional $2.6 billion of debt securities in the second quarter, net losses in 2000 related to debt securities sold as part of the balance sheet restructuring totaled $56.3 million pre tax, or $36.6 million after tax. Second quarter activity also included the sale of $2.0 billion of student loans resulting in a pre-tax gain of $74.2 million, or $48.2 million after tax.
    The following summarizes certain asset divestitures included in the Corporation's 1999 results:
    In the first quarter of 1999, National City sold its 20% ownership interest in Electronic Payment Services, Inc. ("EPS"), a provider of transaction processing services, to Concord EFS, Inc. ("Concord") and recognized a pre-tax gain of $95.7 million, or $62.2 million after tax. The gain on the sale of EPS is included in other noninterest income. The transaction was effected by exchanging common shares of EPS for shares of unregistered Concord common stock. The shares were subsequently registered by Concord and, in the second quarter of 1999, National City sold its holdings in Concord in the open market and recognized a pre-tax gain of $32.1 million, or $20.8 million after tax. The gain is included in net securities gains.
    Also in the first quarter of 1999, National City sold its interest in Stored Value Systems, Inc. ("SVS"), a subsidiary that had been involved in the development of smart card technology, for a gain of $6.1 million pre tax, or $4.0 million after tax. The gain is included in other noninterest income.
    In the first half of 1999, National Processing, Inc. ("National Processing"), an 87%-owned subsidiary of the Corporation, sold its freight payables, payables outsourcing, remittance and merchant check services business lines. As a result, the Corporation recognized a loss, net of minority interest, of $59.0 million pre tax, or $59.8 million after tax. The larger after-tax loss was the result of nondeductible goodwill. The impact of the National Processing business line divestitures is included in other noninterest income.

4. ASSET SECURITIZATIONS

    Asset securitization involves the sale, generally to a trust, of a pool of loan receivables. The Corporation continues to own the accounts, which generate the loan receivables. In addition, the Corporation also sells the rights to new loan receivables, including most fees generated by and payments received from the accounts. The trust sells undivided interests in the trust to investors, while the Corporation retains the remaining undivided interest. The senior classes of the asset-backed securities receive an AAA or A credit rating at the time of issuance. These ratings are generally achieved through the creation and sale of lower-rated subordinated classes of asset-backed securities. The Corporation continues to service the accounts and receives a servicing fee.
    During the revolving period, which generally approximates 48 months, the trust is not required to make principal payments to the investors. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables. Therefore, the principal dollar amount of the investor's undivided interest remains unchanged. Once the revolving period ends, the trust distributes principal payments to the investors according to the terms of the transaction.
    Distribution of principal to the investors may begin earlier if the average annualized yield on the receivables securitized (generally including interest income, interchange and other fees) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors, contractual servicing fees, and principal credit losses during the period) or certain other events occur.
    In accordance with SFAS No. 125, gains are recognized in income at the time of initial sale and each subsequent sale of loan receivables in an asset securitization. In the third quarter of 2000, the Corporation recognized a $27.1 million gain from the securitization of $600 million of credit card loans, which was recorded in other noninterest income in the consolidated statements of income, and consisted of a $25.0 million adjustment to the allowance for loan losses and a $2.1 million gain attributable to the Corporation's retained interest in the trust. The retained interest represents the contractual right to receive interest and other cash flows from the trust and is reported at fair value with unrealized gains and losses, net of tax, included as a component of stockholders' equity. At September 30, 2000, the amount of the retained interest was $2.1 million and was included in other assets. Transaction costs of approximately $3.0 million incurred in 2000 by the Corporation were deferred and will be amortized over the five-year term of the trust as a reduction of card-related fee income. Card-related fee income also includes the other fees received by the Corporation for the servicing of securitized and portfolio loans.
    The Corporation uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS No. 125. These assumptions and estimates included projections concerning the annual percentage rates charged to customers, charge-off experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. These assumptions are reviewed periodically by the Corporation. If these assumptions change, the related asset and income would be affected.
    At September 30, 2000 and 1999, $747.5 million and $500.0 million, respectively, of securitized credit card receivables were outstanding.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table presents the activity in the allowance for loan losses:

                          Three Months           Nine Months
                              Ended                 Ended
                          September 30          September 30
                       -------------------   -------------------
(In Thousands)           2000       1999       2000       1999
----------------------------------------------------------------
Balance at beginning
  of period            $970,362   $970,229   $970,463   $970,243
Provision                70,363     55,476    205,380    183,052
Allowance related to
  loans acquired
  (sold or
   securitized)         (25,016)       (16)   (25,321)       345
Charge-offs:
  Commercial             19,577     16,741     68,803     61,782
  Real estate --
    commercial            1,635      1,828      5,172      3,943
  Real estate --
    residential           6,169      3,980     17,990     11,136
  Consumer               43,248     39,855    121,737    130,535
  Credit card            27,103     23,831     79,096     76,122
  Home equity             1,644      1,339      4,804      5,380
                       --------   --------   --------   --------
  Total charge-offs      99,376     87,574    297,602    288,898
Recoveries:
  Commercial              4,546      4,834     13,951     15,290
  Real estate --
    commercial              945      1,401      3,419      6,167
  Real estate --
    residential             172        277        810      1,514
  Consumer               16,949     19,731     54,138     63,789
  Credit card             5,176      5,299     17,383     16,093
  Home equity             1,371      1,079      2,871      3,141
                       --------   --------   --------   --------
  Total recoveries       29,159     32,621     92,572    105,994
                       --------   --------   --------   --------
Net charge-offs          70,217     54,953    205,030    182,904
                       --------   --------   --------   --------
Balance at end of
  period               $945,492   $970,736   $945,492   $970,736
                       ========   ========   ========   ========

    The allowance for loan losses is the amount believed adequate to absorb estimated credit losses in the loan portfolio based on management's evaluation of various factors including overall growth in the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, and economic conditions. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned as well as other pertinent factors.
    The allowance established for certain impaired loans is determined based on the fair value of the investment measured using either the present value of expected future cash flows based on the initial effective interest rate on the loan, the observable market price of the loan or the fair value of the collateral if the loan is collateral-dependent.
    The allowance for loan losses consists of an allocated component and an unallocated component. The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated based on actual experience. The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume.
    The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the individual markets in which National City operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.
    In conjunction with the sale through securitization of $600 million of credit card loans in the third quarter of 2000, the allowance for loan losses was adjusted by $25.0 million.
    Details regarding nonperforming loans are included in the Asset Quality section of Management's Discussion and Analysis. At September 30, 2000, December 31, 1999 and September 30, 1999, impaired loans totaled $80.2 million, $24.9 million and $40.7 million, respectively. The related allowance allocated to these loans was $47.2 million, $10.9 million and $12.4 million, respectively. All impaired loans were included in nonperforming assets and had an associated allowance. The contractual interest due and actual interest recorded on nonperforming loans for the nine months ended September 30, 2000, was $25.8 million and $7.5 million, respectively, compared with $20.3 million and $7.9 million, respectively, for the nine months ended September 30, 1999.

6. SECURITIES

    The following table summarizes the Corporation's portfolio of securities available for sale. Fair value fluctuations occur over the lives of the instruments primarily due to changes in market interest rates.
    Gross unrealized gains for the entire portfolio totaled $77.8 million, $109.9 million and $189.3 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. Gross unrealized losses at the same period ends totaled $226.8 million, $385.8 million and $284.9 million, respectively.
    For the nine months ended September 30, 2000 and 1999, gross securities gains of $73.4 million and $111.0 million, and gross securities losses of $67.2 million and $9.7 million were recognized, respectively.
    Other securities includes the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $650.5 million and $692.1 million, respectively, as of September 30, 2000.
    As of September 30, 2000, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agency securities, which exceeded 10% of stockholders' equity.

                                       SEPTEMBER 30, 2000
                                    ------------------------
                                    AMORTIZED        FAIR
(In Thousands)                         COST         VALUE
------------------------------------------------------------
U.S. Treasury and Federal agency
  debentures......................  $  967,083    $  941,526
Mortgage-backed securities........   5,744,758     5,567,986
Asset-backed and corporate debt
  securities......................   1,272,809     1,258,945
States and political
  subdivisions....................     784,553       800,426
Other.............................   1,035,444     1,086,729
                                    ----------    ----------
  Total securities................  $9,804,647    $9,655,612
                                    ==========    ==========

                                     December 31, 1999
                                 --------------------------
                                  Amortized        Fair
(In Thousands)                      Cost           Value
-----------------------------------------------------------
U.S. Treasury and Federal
  agency debentures............  $ 1,171,397    $ 1,119,508
Mortgage-backed securities.....    9,629,200      9,351,797
Asset-backed and corporate debt
  securities...................    2,633,335      2,600,128
States and political
  subdivisions.................      825,941        828,810
Other..........................      920,376      1,004,100
                                 -----------    -----------
  Total securities.............  $15,180,249    $14,904,343
                                 ===========    ===========

                                     September 30, 1999
                                 --------------------------
                                  Amortized        Fair
(In Thousands)                      Cost           Value
-----------------------------------------------------------
U.S. Treasury and Federal
  agency debentures............  $ 1,171,855    $ 1,139,133
Mortgage-backed securities.....   10,098,896      9,913,963
Asset-backed and corporate debt
  securities...................    2,806,575      2,780,436
States and political
  subdivisions.................      849,370        862,850
Other..........................      980,338      1,115,071
                                 -----------    -----------
  Total securities.............  $15,907,034    $15,811,453
                                 ===========    ===========

7. BORROWED FUNDS

                            SEPT. 30     Dec. 31      Sept. 30
(In Thousands)                2000         1999         1999
---------------------------------------------------------------
U.S. Treasury demand
  notes..................  $1,583,199   $9,228,154   $4,824,216
Commercial paper.........     505,213      313,396      449,985
Other....................     194,883      231,061      433,237
                           ----------   ----------   ----------
  Total borrowed funds...  $2,283,295   $9,772,611   $5,707,438
                           ==========   ==========   ==========

    U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and loans. The funds are placed with the banks at the discretion of the U.S. Treasury and may be called at any time.

8. LONG-TERM DEBT

                         SEPT. 30       Dec. 31      Sept. 30
(Dollars in Thousands)     2000          1999          1999
---------------------------------------------------------------
9 7/8% subordinated
 notes due 1999.......  $        --   $        --   $    65,000
6.50% subordinated
 notes due 2000.......           --        99,983        99,970
8.50% subordinated
 notes due 2002.......       99,961        99,943        99,937
6 5/8% subordinated
 notes due 2004.......      249,558       249,460       249,428
7.75% subordinated
 notes due 2004.......      199,018       198,825       198,761
8.50% subordinated
 notes due 2004.......      149,579       149,484       149,453
7.20% subordinated
 notes due 2005.......      249,865       249,843       249,836
5.75% subordinated
 notes due 2009.......      299,043       298,956       298,928
6 7/8% subordinated
 notes due 2019.......      698,855       698,809       698,794
Other.................       10,000        10,000        10,000
                        -----------   -----------   -----------
  Total parent
    company...........    1,955,879     2,055,303     2,120,107
                        -----------   -----------   -----------

6.50% subordinated
 notes due 2003.......      199,806       199,750       199,731
7.25% subordinated
 notes due 2010.......      223,394       223,271       223,230
6.30% subordinated
 notes due 2011.......      200,000       200,000       200,000
7.25% subordinated
 notes due 2011.......      197,820       197,672       197,623
6.25% subordinated
 notes due 2011.......      297,568       297,394       297,336
Other.................           13         1,142         1,159
                        -----------   -----------   -----------
  Total subsidiary....    1,118,601     1,119,229     1,119,079
                        -----------   -----------   -----------
  Total long-term debt
    qualifying for
    Tier 2 Capital....    3,074,480     3,174,532     3,239,186
                        -----------   -----------   -----------

Senior bank notes.....    9,494,978     8,918,601     8,718,431
Federal Home Loan Bank
 advances.............    2,881,169     2,757,648     2,660,141
Other.................        4,962         7,233         7,273
                        -----------   -----------   -----------
  Total other long-
    term debt.........   12,381,110    11,683,482    11,385,845
                        -----------   -----------   -----------
    Total long-term
      debt............  $15,455,589   $14,858,014   $14,625,031
                        ===========   ===========   ===========

    All of the subordinated notes of the parent and bank subsidiaries pay interest semi-annually and may not be redeemed prior to maturity.
    Long-term advances from the Federal Home Loan Bank (FHLB) are at fixed and variable rates and have maturities ranging from 2000 to 2023. The weighted average interest rate of the advances as of September 30, 2000 was 6.63%. Advances from the FHLB are collateralized by qualifying securities and loans.
    The senior bank notes are at fixed and variable rates and have maturities ranging from 2000 to 2078. The weighted average interest rate of the notes as of September 30, 2000 was 6.70%.
    A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at September 30, 2000.

9. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

                                  SEPT. 30   Dec. 31    Sept. 30
(Dollars in Thousands)              2000       1999       1999
----------------------------------------------------------------
8.12% capital securities of
 First of America Capital Trust
 I,
 due January 31, 2027...........  $150,000   $150,000   $150,000
9.85% capital securities of Fort
 Wayne Capital Trust I, due
 April 15, 2027.................    30,000     30,000     30,000
                                  --------   --------   --------
 Total capital securities.......  $180,000   $180,000   $180,000
                                  ========   ========   ========

    The corporation-obligated mandatorily redeemable capital securities (the "capital securities") of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the "debentures") were issued by two statutory business trusts, First of America Capital Trust I and Fort Wayne Capital Trust I, of which 100% of the common equity in each of the trusts is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.
    The debentures held by First of America Capital Trust I and Fort Wayne Capital Trust I qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively.

10. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

    The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administrated by the federal banking agencies that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on the Corporation's financial statements and operations.
    Dividends paid by the subsidiary banks to the Parent company are also subject to various legal and regulatory restrictions. At September 30, 2000, bank subsidiaries may pay the Parent company, without prior regulatory approval, $1.8 billion of dividends.
    The table below reflects various measures of capital:

                    SEPT. 30           Dec. 31            Sept. 30
                      2000               1999               1999
(Dollars in
                ----------------   ----------------   ----------------
 Millions)       AMOUNT    RATIO    Amount    Ratio    Amount    Ratio
----------------------------------------------------------------------
Total
  equity(a)...  $6,467.4    7.60%  $5,727.7    6.57%  $5,914.3    6.95%
Total common
  equity(a)...   6,437.4    7.57    5,697.5    6.54    5,883.8    6.95
Tangible
  common
  equity(b)...   5,198.5    6.20    4,391.1    5.12    4,629.2    5.52
Tier 1
 capital(c)...   5,549.9    7.24    4,828.0    6.61    4,948.6    6.89
Total risk-
  based
 capital(d)...   9,251.6   12.07    8,190.2   11.22    8,379.6   11.66
Leverage(e)...   5,549.9    6.67    4,828.0    5.72    4,948.6    6.07

------------------------------------------------------------
(a) Computed in accordance with generally accepted accounting principles, including unrealized fair value adjustment of securities available for sale.
(b) Common stockholders' equity less all intangible assets; computed as a ratio to total assets less all intangible assets.
(c) Stockholders' equity plus qualifying capital securities less certain intangibles and adjusted to exclude the unrealized fair value of securities available for sale; computed as a ratio to risk-adjusted assets, as defined.
(d) Tier 1 capital plus qualifying loan loss allowance and subordinated debt and unrealized holding gains on certain equity securities; computed as a ratio to risk-adjusted assets, as defined.
(e) Tier 1 capital; computed as a ratio to average total assets less certain intangible assets.
------------------------------------------------------------
    National City's Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00% respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.

    Intangible asset amounts used in the capital ratio calculations are summarized below:

                              SEPT. 30   Dec. 31    Sept. 30
(In Millions)                  2000        1999       1999
------------------------------------------------------------
Goodwill....................  $1,157.0   $1,210.4   $1,174.4
Other intangibles...........     81.9        96.0       80.2
                              --------   --------   --------
  Total intangibles.........  $1,238.9   $1,306.4   $1,254.6
                              ========   ========   ========

11. STOCKHOLDERS' EQUITY

                           SEPT. 30       Dec. 31      Sept. 30
(Outstanding Shares)         2000          1999          1999
-----------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......      599,639       604,652       609,479
Common Stock, $4 par
  value, authorized
  1,400,000,000 shares..  608,397,735   607,058,364   616,564,714

    National City's preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by the Corporation at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus accrued and unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock.
    In late 1999, the Corporation's Board of Directors authorized the purchase of up to 30 million shares of National City common stock subject to an aggregate purchase limit of $1.0 billion. The repurchase of common stock may be made, from time to time, on the open market or in privately negotiated transactions. To date, 5.0 million shares have been repurchased, of which 2.4 million were repurchased during the first nine months of 2000. In conjunction with the foregoing authorization, the Corporation entered into an agreement with a third party that provides the Corporation with an option to purchase up to $300 million of National City common stock through the use of forward transactions. The forward transactions can be settled from time to time, at the Corporation's election, on a physical, net cash or net share basis. In the case of net cash or net share settlement, the amount at which these forward purchases can be settled depends primarily on the future market price of the Corporation's common stock as compared with the forward purchase price per share and the number of shares to be settled. During the third quarter of 2000, the Corporation entered into forward transactions involving 1.7 million shares, bringing the total number of shares under open forward contracts to 9.3 million. The final maturity date of the agreement is April 19, 2002.

12. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                       Nine Months Ended
                                          September 30
                                   --------------------------
(In Thousands)                       2000           1999
-------------------------------------------------------------
Applicable to income exclusive of
  securities transactions........   $508,020       $534,095
Applicable to securities
  transactions...................      2,166         35,443
                                    --------       --------
  Total income tax expense.......   $510,186       $569,538
                                    ========       ========

    The effective tax rate was 33.9% and 34.9% for the nine months ended September 30, 2000 and 1999, respectively. Income taxes for the first nine months of 1999 included the effect of the write-off of nondeductible goodwill related to the disposal of certain National Processing business lines. See Note 3.

13. CONTINGENT LIABILITIES

    During the fourth quarter of 1999, the Corporation was notified by the Internal Revenue Service ("IRS") of adjustments relating to its corporate-owned life insurance ("COLI") programs proposed in the Revenue Agent's Reports for the Corporation's Federal income tax returns for the years 1990 through 1995. These proposed adjustments involve the disallowance of certain deductions, which, with the expected effect on tax returns for years subsequent to 1995, represent an exposure for tax and interest of approximately $200 million. In the first quarter of 2000, the Corporation made payments of taxes and interest attributable to COLI interest deductions for years 1990 through 1995 to avoid the potential assessment by the IRS of any additional above-market rate interest on the contested amount. The payments to the IRS are included on the balance sheet in other assets pending the resolution of this matter. Management does not agree with the proposed adjustments, will vigorously contest the IRS claim, and will seek refund, either administratively or through litigation, of all amounts paid plus interest. In the event resolution of this matter is unfavorable, it may have a material adverse effect on the Corporation's net income for the period in which such unfavorable resolution occurs.
    National City or its subsidiaries are also involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. Exclusive of the aforementioned claim by the IRS, it is management's opinion the consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments or asserted claims.

14. NET INCOME PER SHARE

    The calculation of net income per common share follows:

                                Three Months            Nine Months
                                    Ended                  Ended
                                September 30           September 30
(In Thousands, Except
                             -------------------   ---------------------
Per Share Amounts)             2000       1999       2000        1999
------------------------------------------------------------------------
BASIC:
 Net income................  $330,636   $356,462   $994,366   $1,061,969
 Less preferred dividends..       449        457      1,349        1,282
                             --------   --------   --------   ----------
 Net income applicable to
   common stock............  $330,187   $356,005   $993,017   $1,060,687
                             ========   ========   ========   ==========
 Average common shares
   outstanding.............   608,277    616,884    606,995      626,908
                             ========   ========   ========   ==========
 Net income per common
   share -- basic..........      $.55       $.58      $1.64        $1.69
                             ========   ========   ========   ==========
DILUTED:
 Net income................  $330,636   $356,462   $994,366   $1,061,969
                             ========   ========   ========   ==========
 Average common shares
   outstanding.............   608,277    616,884    606,995      626,908
 Stock option adjustment...     3,139      5,849      2,858        7,623
 Preferred stock
   adjustment..............     1,816      1,848      1,818        1,882
                             --------   --------   --------   ----------
 Average common shares
  outstanding -- diluted...   613,232    624,581    611,671      636,413
                             ========   ========   ========   ==========
 Net income per common
   share -- diluted........      $.54       $.57      $1.63        $1.67
                             ========   ========   ========   ==========

15. OFF-BALANCE SHEET FINANCIAL AGREEMENTS

    The Corporation uses a variety of off-balance sheet financial instruments such as interest rate swaps, futures, options, forwards, and cap and floor contracts. These financial agreements, frequently called interest rate derivatives, enable the Corporation to manage its exposure to changes in interest rates. As with any financial instrument, derivatives have inherent risks. Market risk includes the risk of gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance sheet transactions. Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk can be measured as the cost of acquiring a new derivative agreement with cash flows identical to those of a defaulted agreement in the current interest rate environment. The credit exposure to counterparties is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives portfolio, applying uniform credit standards maintained for all activities with credit risk and by collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance sheet counterparties that provide for exchanges of marketable securities to collateralize either party's unrealized gains.
    INTEREST RATE RISK MANAGEMENT: The Corporation uses interest rate derivatives principally to manage exposure to interest rate risk. Receive fixed interest rate swaps are used to convert variable rate loans and securities into fixed rate instruments and to convert fixed rate funding sources into variable rate funding instruments. Pay fixed interest rate swaps and futures contracts are used to convert fixed rate loans and securities into variable rate instruments and to convert variable rate funding sources into fixed rate funding instruments. Interest rate cap and floor contracts are used to help protect the Corporation's interest margin in periods of extremely high or low interest rates. Basis swaps are used to manage the short-term repricing risk of variable rate assets and liabilities.
    MORTGAGE SERVICING RISK MANAGEMENT: The carrying value of mortgage servicing assets at September 30, 2000 and December 31, 1999 was $976.4 million and $785.0 million, respectively, and included capitalized net cash outflows of $51.4 million and $9.7 million, respectively, related to off-balance sheet derivative contracts. The Corporation uses off-balance sheet derivative contracts to hedge the market value of its mortgage servicing portfolio. The market value of the mortgage servicing portfolio is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To hedge this exposure, the Corporation enters into receive fixed interest rate swaps and purchases interest rate caps and floors. The Corporation also enters into interest rate swaps where the Corporation receives the periodic total return of principal only mortgage-backed securities and pays a variable rate based on one-month Eurodollar rates.

    Summary information regarding derivatives used for interest rate and mortgage servicing risk management at September 30, 2000 and December 31, 1999 follows:

                                                          Interest Rate Risk Management
                                    --------------------------------------------------------------------------
                                     Notional Amount Applicable to Hedged Item
                                    -------------------------------------------      Total      Net Unrealized
          (In Thousands)               Loans        Securities       Funding       Notional      Gain (Loss)
--------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000:
Interest rate swaps
  Receive fixed swaps.............   $   60,000     $       --     $ 5,994,250    $ 6,054,250     $(158,029)
  Pay fixed swaps.................    3,040,807             --       3,000,000      6,040,807        60,265
  Basis swaps.....................    2,200,000             --       3,051,000      5,251,000       (10,926)
  Principal only swaps............           --             --              --             --            --
                                     ----------     ----------     -----------    -----------     ---------
    Total interest rate swaps.....    5,300,807             --      12,045,250     17,346,057      (108,690)
Interest rate caps and floors
  Eurodollar caps purchased.......        3,449             --              --          3,449           (57)
  Eurodollar caps sold............      415,000             --              --        415,000         4,250
  Eurodollar floors purchased.....    1,165,000         25,000              --      1,190,000        (2,184)
  Eurodollar floors sold..........       10,000             --              --         10,000          (285)
  U.S. Treasury caps purchased....           --             --              --             --            --
  U.S. Treasury floors
    purchased.....................           --             --              --             --            --
                                     ----------     ----------     -----------    -----------     ---------
    Total interest rate caps and
      floors......................    1,593,449         25,000              --      1,618,449         1,724
Interest rate futures
  Eurodollar futures purchased....      127,000             --              --        127,000            83
  Eurodollar futures sold.........    1,649,000      1,094,000       3,770,000      6,513,000       (10,854)
                                     ----------     ----------     -----------    -----------     ---------
    Total interest rate futures...    1,776,000      1,094,000       3,770,000      6,640,000       (10,771)
                                     ----------     ----------     -----------    -----------     ---------
    Total interest rate swaps,
      caps, floors and futures....   $8,670,256     $1,119,000     $15,815,250    $25,604,506     $(117,737)
                                     ==========     ==========     ===========    ===========     =========

                                      Mortgage Servicing Risk
                                            Management
                                    ---------------------------

                                                 Net Unrealized
          (In Thousands)             Notional     Gain (Loss)
----------------------------------  ---------------------------
SEPTEMBER 30, 2000:
Interest rate swaps
  Receive fixed swaps.............  $1,478,000      $(37,887)
  Pay fixed swaps.................          --            --
  Basis swaps.....................          --            --
  Principal only swaps............     487,850       (28,697)
                                    ----------      --------
    Total interest rate swaps.....   1,965,850       (66,584)
Interest rate caps and floors
  Eurodollar caps purchased.......          --            --
  Eurodollar caps sold............          --            --
  Eurodollar floors purchased.....          --            --
  Eurodollar floors sold..........          --            --
  U.S. Treasury caps purchased....   2,675,000         5,341
  U.S. Treasury floors
    purchased.....................     270,000           263
                                    ----------      --------
    Total interest rate caps and
      floors......................   2,945,000         5,604
Interest rate futures
  Eurodollar futures purchased....          --            --
  Eurodollar futures sold.........          --            --
                                    ----------      --------
    Total interest rate futures...          --            --
                                    ----------      --------
    Total interest rate swaps,
      caps, floors and futures....  $4,910,850      $(60,980)
                                    ==========      ========

                                                         Interest Rate Risk Management
                                    ------------------------------------------------------------------------
                                    Notional Amount Applicable to Hedged Item
                                    -----------------------------------------      Total      Net Unrealized
          (In Thousands)               Loans       Securities      Funding       Notional      Gain (Loss)
------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999:
Interest rate swaps
  Receive fixed swaps.............  $  961,488    $        --    $ 4,792,000    $ 5,753,488     $(210,781)
  Pay fixed swaps.................   2,690,841        156,000      1,000,000      3,846,841       100,366
  Basis swaps.....................   2,000,000             --      4,091,000      6,091,000        (4,676)
  Principal only swaps............          --             --             --             --            --
                                    ----------    -----------    -----------    -----------     ---------
    Total interest rate swaps.....   5,652,329        156,000      9,883,000     15,691,329      (115,091)
Interest rate caps and floors
  Eurodollar caps purchased.......       3,605         70,000      1,500,000      1,573,605          (592)
  Eurodollar caps sold............      35,000             --             --         35,000          (190)
  Eurodollar floors purchased.....     665,000        525,000             --      1,190,000        (2,649)
  Eurodollar floors sold..........      10,000             --             --         10,000            92
  U.S. Treasury caps purchased....          --             --             --             --            --
  U.S. Treasury floors
    purchased.....................          --             --             --             --            --
                                    ----------    -----------    -----------    -----------     ---------
    Total interest rate caps and
      floors......................     713,605        595,000      1,500,000      2,808,605        (3,339)
Interest rate futures
  Eurodollar futures purchased....     637,000             --             --        637,000          (203)
  Eurodollar futures sold.........     808,000     10,613,000             --     11,421,000         1,135
  U.S. Treasury futures sold......          --        143,000             --        143,000            --
                                    ----------    -----------    -----------    -----------     ---------
    Total interest rate futures...   1,445,000     10,756,000             --     12,201,000           932
                                    ----------    -----------    -----------    -----------     ---------
    Total interest rate swaps,
      caps, floors and futures....  $7,810,934    $11,507,000    $11,383,000    $30,700,934     $(117,498)
                                    ==========    ===========    ===========    ===========     =========

                                      Mortgage Servicing Risk
                                            Management
                                    ---------------------------

                                                 Net Unrealized
          (In Thousands)             Notional     Gain (Loss)
----------------------------------  ---------------------------
DECEMBER 31, 1999:
Interest rate swaps
  Receive fixed swaps.............  $1,808,000     $(102,915)
  Pay fixed swaps.................          --            --
  Basis swaps.....................          --            --
  Principal only swaps............     364,792       (60,332)
                                    ----------     ---------
    Total interest rate swaps.....   2,172,792      (163,247)
Interest rate caps and floors
  Eurodollar caps purchased.......          --            --
  Eurodollar caps sold............          --            --
  Eurodollar floors purchased.....          --            --
  Eurodollar floors sold..........          --            --
  U.S. Treasury caps purchased....   2,690,000        29,334
  U.S. Treasury floors
    purchased.....................     700,000           143
                                    ----------     ---------
    Total interest rate caps and
      floors......................   3,390,000        29,477
Interest rate futures
  Eurodollar futures purchased....          --            --
  Eurodollar futures sold.........          --            --
  U.S. Treasury futures sold......          --            --
                                    ----------     ---------
    Total interest rate futures...          --            --
                                    ----------     ---------
    Total interest rate swaps,
      caps, floors and futures....  $5,562,792     $(133,770)
                                    ==========     =========

16. LINE OF BUSINESS REPORTING

    National City operates six major lines of business: corporate banking, retail sales and distribution, consumer finance, asset management, National City Mortgage and National Processing. During the third quarter of 2000, National City announced several organizational changes, which, once operationally complete, may result in changes to the presentation of the line of business results.
    Corporate banking includes lending and related financial services to large- and medium-sized corporations. Retail sales and distribution includes direct lending, deposit gathering and small business services. Consumer finance is comprised of credit card lending, education finance, dealer finance, national home equity lending and nonconforming residential lending. Asset management includes the institutional trust, brokerage and wealth management businesses. National City Mortgage represents conforming mortgage banking activities conducted through the Corporation's wholly-owned subsidiary, National City Mortgage Co. National Processing consists of merchant card processing services and corporate outsourcing services conducted through National Processing, Inc., National City's 87%-owned item processing subsidiary.
    The business units are identified by the product or services offered and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation. Certain prior period amounts have been reclassified to conform with the current period presentation.
    The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
    Parent and other is comprised of several smaller business units, the results of investment/funding activities, intersegment revenue (expense) eliminations and unallocated amounts. Operating results of the business units are discussed in the Line of Business Results section of Management's Discussion and Analysis. Selected financial information by line of business is included in the table on the following page.

                                                     Retail
                                                     Sales
                                      Corporate       and        Consumer     Asset      National City
           (In Thousands)              Banking    Distribution   Finance    Management     Mortgage
------------------------------------------------------------------------------------------------------
QUARTER ENDED
 SEPTEMBER 30, 2000
Net interest income (expense)(a)..... $242,954     $  373,846    $156,680    $ 25,782      $ 12,843
Provision (benefit) for loan
 losses..............................   10,543         14,220     44,985        2,951            --
                                      --------     ----------    --------    --------      --------
Net interest income (expense)
 after provision.....................  232,411        359,626    111,695       22,831        12,843
Noninterest income...................   56,753        142,491     30,124      113,598        99,989
Noninterest expense..................  104,675        291,458     91,532       83,515        87,318
                                      --------     ----------    --------    --------      --------
Income (loss) before taxes...........  184,489        210,659     50,287       52,914        25,514
Income tax expense (benefit)(a)......   69,594         80,762     18,955       19,552         9,725
                                      --------     ----------    --------    --------      --------
Net income (loss).................... $114,895     $  129,897    $31,332     $ 33,362      $ 15,789
                                      ========     ==========    ========    ========      ========
Intersegment revenue (expense)....... $     --     $    3,709    $    --     $  7,356      $  2,399
Average assets (in millions).........   28,836         15,629     17,946        2,637         3,994
QUARTER ENDED
 SEPTEMBER 30, 1999
Net interest income (expense)(a)..... $215,045     $  373,205    $144,802    $ 22,709      $ 12,883
Provision (benefit) for loan
 losses..............................   10,249          9,988     40,040          476            --
                                      --------     ----------    --------    --------      --------
Net interest income (expense) after
 provision...........................  204,796        363,217    104,762       22,233        12,883
Noninterest income...................   50,250        143,033     31,662      116,140        74,302
Noninterest expense..................  100,784        295,513     80,516       82,623        58,233
                                      --------     ----------    --------    --------      --------
Income before taxes..................  154,262        210,737     55,908       55,750        28,952
Income tax expense (benefit)(a)......   57,457         79,744     20,313       20,416        11,179
                                      --------     ----------    --------    --------      --------
Net income........................... $ 96,805     $  130,993    $35,595     $ 35,334      $ 17,773
                                      ========     ==========    ========    ========      ========
Intersegment revenue (expense)....... $     --     $    2,426    $    --     $  7,255      $  2,495
Average assets (in millions).........   25,866         16,768     15,407        2,348         2,885
NINE MONTHS ENDED
 SEPTEMBER 30, 2000
Net interest income (expense)(a)..... $696,033     $1,113,673    $471,673    $ 74,695      $ 31,915
Provision (benefit) for loan
 losses..............................   48,339         33,014    127,515        6,158            --
                                      --------     ----------    --------    --------      --------
Net interest income (expense)
 after provision.....................  647,694      1,080,659    344,158       68,537        31,915
Noninterest income...................  170,889        407,105    189,320      359,971       307,525
Noninterest expense..................  307,138        856,076    302,157      255,409       252,298
                                      --------     ----------    --------    --------      --------
Income (loss) before taxes...........  511,445        631,688    231,321      173,099        87,142
Income tax expense (benefit)(a)......  193,026        242,172     87,048       64,181        33,181
                                      --------     ----------    --------    --------      --------
Net income (loss).................... $318,419     $  389,516    $144,273    $108,918      $ 53,961
                                      ========     ==========    ========    ========      ========
Intersegment revenue (expense)....... $     --     $   11,140    $    --     $ 21,745      $  7,890
Average assets (in millions)......... 27,811..         16,220     18,338        2,479         3,474

NINE MONTHS ENDED
 SEPTEMBER 30, 1999
Net interest income (expense)(a)..... $643,017     $1,114,741    $440,011    $ 66,573      $ 42,658
Provision (benefit) for loan
 losses..............................   39,817         28,981    134,258        1,732            --
                                      --------     ----------    --------    --------      --------
Net interest income (expense) after
 provision...........................  603,200      1,085,760    305,753       64,841        42,658
Noninterest income...................  151,925        414,073     77,227      355,153       240,236
Noninterest expense..................  293,430        877,237    213,453      251,681       178,626
                                      --------     ----------    --------    --------      --------
Income (loss) before taxes...........  461,695        622,596    169,527      168,313       104,268
Income tax expense(a)................  171,948        235,734     62,353       61,563        40,061
                                      --------     ----------    --------    --------      --------
Net income (loss).................... $289,747     $  386,862    $107,174    $106,750      $ 64,207
                                      ========     ==========    ========    ========      ========
Intersegment revenue (expense)....... $     --     $   36,337    $    --     $ 23,743      $  7,983
Average assets (in millions).........   25,895         17,441     15,261        2,291         3,213
------------------------------------------------------------------------------------------------------


                                        National     Parent     Consolidated
           (In Thousands)              Processing   and Other      Total
-------------------------------------  -------------------------------------
QUARTER ENDED
 SEPTEMBER 30, 2000
Net interest income (expense)(a).....   $  2,535    $ (68,620)   $  746,020
Provision (benefit) for loan
 losses..............................         --       (2,336)       70,363
                                        --------    ---------    ----------
Net interest income (expense)
 after provision.....................      2,535      (66,284)      675,657
Noninterest income...................    106,599       68,759       618,313
Noninterest expense..................     87,975       38,836       785,309
                                        --------    ---------    ----------
Income (loss) before taxes...........     21,159      (36,361)      508,661
Income tax expense (benefit)(a)......      8,174      (28,737)      178,025
                                        --------    ---------    ----------
Net income (loss)....................   $ 12,985    $  (7,624)   $  330,636
                                        ========    =========    ==========
Intersegment revenue (expense).......   $     --    $ (13,464)   $       --
Average assets (in millions).........        389       14,770        84,201
QUARTER ENDED
 SEPTEMBER 30, 1999
Net interest income (expense)(a).....   $  1,260    $ (12,151)   $  757,753
Provision (benefit) for loan
 losses..............................         --       (5,277)       55,476
                                        --------    ---------    ----------
Net interest income (expense) after
 provision...........................      1,260       (6,874)      702,277
Noninterest income...................     93,629       39,951       548,967
Noninterest expense..................     82,220        6,074       705,963
                                        --------    ---------    ----------
Income before taxes..................     12,669       27,003       545,281
Income tax expense (benefit)(a)......      4,348       (4,638)      188,819
                                        --------    ---------    ----------
Net income...........................   $  8,321    $  31,641    $  356,462
                                        ========    =========    ==========
Intersegment revenue (expense).......   $     --    $ (12,176)   $       --
Average assets (in millions).........        332       19,085        82,691
NINE MONTHS ENDED
 SEPTEMBER 30, 2000
Net interest income (expense)(a).....   $  6,621    $(158,723)   $2,235,887
Provision (benefit) for loan
 losses..............................         --       (9,646)      205,380
                                        --------    ---------    ----------
Net interest income (expense)
 after provision.....................      6,621     (149,077)    2,030,507
Noninterest income...................    305,674       88,276     1,828,760
Noninterest expense..................    258,456       97,938     2,329,472
                                        --------    ---------    ----------
Income (loss) before taxes...........     53,839     (158,739)    1,529,795
Income tax expense (benefit)(a)......     20,831     (105,010)      535,429
                                        --------    ---------    ----------
Net income (loss)....................   $ 33,008    $ (53,729)   $  994,366
                                        ========    =========    ==========
Intersegment revenue (expense).......   $     --    $ (40,775)   $       --
Average assets (in millions).........        375       16,940        85,637
NINE MONTHS ENDED
 SEPTEMBER 30, 1999
Net interest income (expense)(a).....   $  3,381    $ (29,743)   $2,280,638
Provision (benefit) for loan
 losses..............................         --      (21,736)      183,052
                                        --------    ---------    ----------
Net interest income (expense) after
 provision...........................      3,381       (8,007)    2,097,586
Noninterest income...................    260,230      265,557     1,764,401
Noninterest expense..................    300,494       87,479     2,202,400
                                        --------    ---------    ----------
Income (loss) before taxes...........    (36,883)     170,071     1,659,587
Income tax expense(a)................     11,305       14,654       597,618
                                        --------    ---------    ----------
Net income (loss)....................   $(48,188)   $ 155,417    $1,061,969
                                        ========    =========    ==========
Intersegment revenue (expense).......   $     --    $ (68,063)   $       --
Average assets (in millions).........        415       19,334        83,850
-----------------------------------------------------------------------------------------

(a) Includes tax-equivalent adjustment for tax-exempt interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
     Net income for the third quarter and first nine months of 2000 was $330.7 million and $994.4 million, respectively, compared to net income of $356.5 million and $1,062.0 million, respectively, for the same periods in 1999. Net income per diluted share was $.54 in the third quarter of 2000 and $1.63 for the first nine months of 2000, versus net income per diluted share of $.57 and $1.67, respectively, for the comparable 1999 periods. Returns on average common equity and assets were 21.1% and 1.56%, respectively, for the third quarter of 2000 compared to 23.8% and 1.71%, respectively, for the 1999 third quarter. On a year-to-date basis, returns on average common equity and assets were 22.2% and 1.55%, respectively, for 2000 and 22.6% and 1.69%, respectively, for 1999.

NET INTEREST INCOME
     Tax-equivalent net interest income for the third quarter of 2000 was $746.0 million compared to $749.0 million in the second quarter and $757.7 million in 1999's third quarter. The 2000 third quarter net interest margin of 3.90% was up from 3.80% in the second quarter, but down from 4.03% in the 1999 third quarter. Tax-equivalent net interest income and the net interest margin for the first nine months of 2000 were $2.24 billion and 3.83%, respectively, down from $2.28 billion and 4.03%, respectively, for the same period in 1999.
     During the second and third quarters of 2000, the Corporation took steps toward improving the net interest margin and reducing the Corporation's sensitivity to rising interest rates, including the sales of $2.0 billion of thin-spread student loans, $3.7 billion of fixed-rate debt securities, and $1.0 billion of low-spread adjustable-rate mortgage ("ARM") loans, along with the securitization of $600 million of credit card loans. Despite a decline in average earning assets from the second quarter (Table 1) due to the asset sales, the net interest margin and net interest income for the third quarter of 2000 benefited from a richer earning asset mix, a stable level of core deposits (Table 2) and less pressure from rising interest rates, which allowed certain assets to reprice and catch up with funding rate increases.

TABLE 1: AVERAGE EARNING ASSETS

                              Three Months Ended
                       ---------------------------------
                       SEPT. 30     Jun. 30     Sept. 30
(In Millions)           2000         2000        1999
--------------------------------------------------------
Loans................  $62,248      $62,537     $57,142
Mortgage loans held
  for sale...........    3,001        2,848       2,172
Securities (at
  cost)..............   10,786       13,064      14,851
Other................      343          578         806
                       -------      -------     -------
  Total earning
  assets.............  $76,378      $79,027     $74,971
                       =======      =======     =======

TABLE 2: AVERAGE SOURCES OF FUNDING

                              Three Months Ended
                       ---------------------------------
                       SEPT. 30     Jun. 30     Sept. 30
(In Millions)           2000         2000        1999
--------------------------------------------------------
Noninterest bearing
  deposits...........  $10,837      $10,934     $11,338
Interest bearing core
  deposits...........   35,264       35,183      34,998
                       -------      -------     -------
    Total core
  deposits...........   46,101       46,117      46,336
Purchased deposits...    5,812        5,743       5,297
Short-term
  borrowings.........    8,667       11,109      10,511
Long-term debt and
  capital
  securities.........   16,014       16,636      13,532
Stockholders'
  equity.............    6,246        5,976       5,969
                       -------      -------     -------
    Total funding....  $82,840      $85,581     $81,645
                       =======      =======     =======
    Total interest-
  bearing
  liabilities........  $65,757      $68,671     $64,338
                       =======      =======     =======

     On a year-over-year basis, higher-cost funding in a rising rate environment coupled with the Corporation's liability sensitivity and competitive lending markets led to the decline in net interest income and the narrower net interest margin. In addition, interest expense incurred as a result of funding 1999 share repurchase activity had the effect of reducing the 2000 net interest margin.
     Average earning assets for the third quarter of 2000 were $76.4 billion, down from $79.0 billion last quarter, but up from $75.0 billion for the third quarter of 1999. Excluding the impact of the aforementioned asset sales, which reduced average earning assets by $5.8 billion in the third quarter of 2000 and $1.0 billion in the second quarter, average assets are up over both prior periods due to strong loan growth. Average loans for the third quarter of 2000 totaled $62.2 billion compared to $62.5 billion in the second quarter of this year and $57.1 billion in the third quarter of 1999. Excluding the impact of second quarter student and ARM loan sales and the third quarter credit card loan securitization, average loans for the third quarter grew

$2.4 billion over the second
quarter of 2000 and represented an annualized growth rate of 15%. Strong growth in commercial loans and leases was the main driver of the linked-quarter increase and also contributed significantly to the year-over-year increase. The retention of nonconforming residential real estate loans and solid growth in home equity loans were also primary factors behind the year-over-year increase. Steady origination volume drove the increase in average mortgage loans held for sale to $3.0 billion in the third quarter of 2000 from $2.8 billion last quarter. Average securities in the third quarter were $10.8 billion, down $2.3 billion from $13.1 billion in the second quarter and $4.1 billion from $14.9 billion in the 1999 third quarter due to the sale of $3.7 billion of lower-yielding fixed-rate debt securities in 2000.
     Average interest-bearing liabilities (Table 2) in the 2000 third quarter were $65.8 billion, down from $68.7 billion in the second quarter as a portion of the proceeds from asset sales was used to reduce purchased funding, while average core deposits in the third quarter at $46.1 billion held steady relative to the second quarter. Compared to the third quarter of 1999, average interest-bearing liabilities increased $1.4 billion, with a shift in mix from lower-cost noninterest bearing deposits and short-term borrowings to more expensive purchased deposits and long-term debt (Table 3).

TABLE 3: PERCENTAGE COMPOSITION OF AVERAGE FUNDING SOURCES

                              Three Months Ended
                       ---------------------------------
                       SEPT. 30     Jun. 30     Sept. 30
(In Millions)            2000         2000        1999
--------------------------------------------------------
Core deposits........    55.7%        53.9%       56.7%
Purchased deposits...     7.0          6.7         6.5
Short-term
  borrowings.........    10.5         13.0        12.9
Long-term debt and
  capital
  securities.........    19.3         19.4        16.6
Stockholders'
  equity.............     7.5          7.0         7.3
                        -----        -----       -----
    Total............   100.0%       100.0%      100.0%
                        =====        =====       =====

     Credit card securitization transactions are undertaken primarily to diversify the Corporation's funding sources and for overall balance sheet management. Asset securitization involves the sale of a pool of loan receivables to a trust which sells undivided interests to investors through the public or private issuance of asset-backed securities. As loan receivables are securitized, the Corporation's on-balance sheet funding needs are reduced by the amount of loans securitized.
     During the third quarter of 2000, the Corporation transferred credit card loans to the National City Credit Card Master Trust, which sold $600 million of undivided interests in the trust to investors. No loans were securitized in 1999; however, loan securitizations transacted prior to 1999 began unwinding in late 1998 resulting in $353 million and $270 million of credit card loans coming back onto the Corporation's balance sheet in 2000 and 1999, respectively.
     Management is responsible for monitoring and limiting the Corporation's exposure to interest rate risk within established guidelines while maximizing net interest income and the net present value of the Corporation's cash flows. As part of carrying out these responsibilities, management continually takes into consideration many factors, primarily expected future interest rate movements, variability and timing of cash flows, mortgage prepayments, and potential changes in core deposits.
     Interest rate risk is monitored principally through the use of two complementary measures: earnings simulation modeling and net present value estimation. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehen- sive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
     Over the course of the previous two quarters, management has taken steps to lessen the Corporation's liability sensitivity. At September 30, 2000, the earnings simulation model projects net income would decrease by approximately
 .6% of stable-rate net income if rates rise gradually by two percentage points over the next year. It projects an increase of approximately .4% if rates decline gradually by two percentage points over the next year. At June 30, 2000, these measures projected a decrease in net income of 1.4% in a rising rate environment and an increase of 1.0% in a falling rate environment. The calculated exposure at September 30, 2000 is within the Corporation's guideline of minus 4.0%.
     At September 30, 2000, the net present value model indicates a 150 basis point immediate increase in rates would result in approximately a 3.5% decline in the net present value of the balance sheet, while a 150 basis point immediate decrease in rates was projected to decrease the net present value of the balance sheet by approximately .6%. At June 30, 2000, the corresponding measurements were a 3.8% decline and no change, respectively. Policy limits restrict the amount of the estimated decline in net present value to minus 7.0%.

NONINTEREST INCOME
     For the third quarter of 2000, fees and other income (Table 4) were $590.9 million compared to $674.3 million for the second quarter and $528.6 million for the third quarter of 1999. Fees and other income for the first nine months of 2000 reached $1.82 billion, up 10% from $1.66 billion for the same period in 1999.

TABLE 4: NONINTEREST INCOME

                             Three Months Ended            Nine Months Ended
                        -----------------------------    ----------------------
                       SEPT. 30   Jun. 30    Sept. 30    SEPT. 30     Sept. 30
(In Thousands)           2000       2000       1999        2000         1999
-------------------------------------------------------------------------------
Item processing
  revenue............  $104,916   $100,575   $ 91,519   $  299,860   $  318,311
Deposit service
  charges............   115,392    108,073    107,430      329,778      312,127
Mortgage banking
  revenue............   110,454    147,610     81,105      369,358      263,281
Trust and investment
  management fees....    79,805     90,054     81,097      253,483      243,627
Card-related fees....    48,283     45,312     48,383      137,241      142,952
Other service fees...    24,033     30,918     22,647       79,288       68,999
Brokerage revenue....    23,202     24,587     24,514       74,800       78,000
Other................    84,793    127,199     71,919      278,764      235,839
                       --------   --------   --------   ----------   ----------
  Total fees and
other
    income...........   590,878    674,328    528,614    1,822,572    1,663,136
  Net securities
gains
    (losses).........    27,435    (42,780)    20,353        6,188      101,265
                       --------   --------   --------   ----------   ----------
  Total noninterest
  income.............  $618,313   $631,548   $548,967   $1,828,760   $1,764,401
                       ========   ========   ========   ==========   ==========

     On a linked-quarter comparative basis, third quarter growth in item processing revenue and deposit service charges, along with a $27.1 million gain on a credit card securitization, was more than offset by lower trust and investment management fees and mortgage banking revenue and the second quarter gain of $74.2 million on the sale of student loans. Item processing revenue benefited from an expanded merchant base and an increase in card volume, while the increase in deposit service charges was attributable to higher volume and a reduction in fee waivers. Sequential quarter trust and investment management fees declined principally as a result of seasonal tax preparation and estate settlement fees recognized in the second quarter, and to a lesser extent, a decline in market values of assets under administration. Although assisted by healthy origination volume and higher servicing contributions, mortgage banking revenue declined from the second quarter, a quarter in which a $13.5 million gain from the sale of mortgage servicing rights and a $10.6 million gain on the sale of certain low-spread adjustable-rate mortgage loans were recognized. Mortgage banking revenue was also lowered in the third quarter due to a decline in nonconforming loan sales, as more high-quality nonconforming loan production was retained to benefit future periods, while foregoing gains on whole-loan sales.
     On a year-over-year basis, fees and other income increased due to growth in mortgage banking revenue, deposit service charges, trust and investment management fees, other service fees, and item processing revenue, exclusive of revenue related to the 1999 divestitures of certain business lines at National Processing, Inc., the Corporation's 87%-owned item processing subsidiary, as well as the gains recognized in 2000 related to the credit card securitization and sale of student loans of $27.1 million and $74.2 million, respectively, offset partially by $42.8 million in net gains recognized in 1999 related to the disposal of certain equity interests and the National Processing business lines. Strong origination volumes and a growing servicing portfolio, along with purchase acquisitions in the second half of 1999, led to the year-over-year growth in mortgage banking revenue. National City's residential loan servicing portfolio grew to $53.5 billion at September 30, 2000, up 14% from $46.7 billion at year-end 1999 and up 20% from $44.4 billion a year ago. Service charges on deposits and other service fees benefited from a standardized fee structure instituted in 1999, higher cash management and syndicated lending fees, increased customer debit card usage and fewer waived fees. An increase in assets under administration combined with a more uniform fee structure led to the growth in trust and investment management fees. Excluding revenue recognized in the first half of 1999 related to the aforementioned divested business lines, item processing revenue experienced strong growth in both the year-over-year quarter and year-to-date periods due to an expanded merchant base and higher debit and credit card volume. Card-related fee income is down from the prior-year periods due to reduced servicing income from credit card securitizations that have been unwinding since late 1998.
     In the third quarter of 2000, pre-tax securities gains, primarily from equity securities, totaled $27.5 million, or $.03 per share after tax, up from $20.3 million, or $.02 per share after tax, in the third quarter of 1999. For the first nine months of 2000, net pre-tax securities gains totaled $6.2 million, or $.01 per share after tax, down from $101.3 million, or $.10 per share after tax, for the same period last year. Net securities gains for the first nine months of 2000 included pre-tax losses of $56.3 million, or $.06 per share after tax, from the sale of $3.7 billion of primarily lower-yielding, fixed-rate debt securities, whereas for the first nine months of 1999, securities gains included a pre-tax gain of $32.1 million from the sale of the Corporation's holdings in Concord EFS, Inc.

NONINTEREST EXPENSE
     Noninterest expense (Table 5) was $785.3 million in the third quarter of 2000, relatively unchanged from $785.1 million in the second quarter, but up from $705.9 million in the 1999 third quarter. Noninterest expense for the first nine months of 2000 was $2.33 billion, compared to $2.20 billion for the same period in 1999. On a linked-quarter basis, higher third quarter expenses resulting principally from increased personnel costs and state and local taxes were offset by a lower level of marketing spending, a $15.0 million second quarter write-down of residual values on the Corporation's auto lease portfolio, along with other expense adjustments. Compared to the third quarter of 1999, noninterest expense rose due to higher technology and marketing spending to support strategic growth initiatives, fee-based business volume increases, and expenses and intangibles amortization from 1999 purchase acquisitions whose costs were not fully included in the 1999 third quarter base. These same factors also led to the increase in noninterest expense for the first nine months of 2000, compared to the same 1999 period, with the effect partially offset by lower expenses resulting from National Processing's second quarter 1999 business line divestitures, $37.8 million of charges pursuant to a plan to improve the cost-efficiency of branch office facilities, along with certain unrelated executive contract obligations, decreases in benefits and other personnel expense and reduced state and local tax expense. A decline in expense related to compensation and benefit plans and an increase in costs capitalized in connection with internally-developed software projects accounted for the decrease in benefits and other personnel expense, while state and local tax expense declined due to several refunds in 2000.

TABLE 5: NONINTEREST EXPENSE

                             Three Months Ended            Nine Months Ended
                        -----------------------------    ----------------------
                       SEPT. 30   Jun. 30    Sept. 30    SEPT. 30     Sept. 30
(In Thousands)           2000       2000       1999        2000         1999
-------------------------------------------------------------------------------
Salaries.............  $347,248   $341,735   $306,468   $1,024,020   $  941,518
Benefits and other
  personnel..........    58,736     59,574     61,170      190,144      216,469
Equipment............    56,038     57,759     47,590      171,479      153,306
Net occupancy........    52,730     51,816     48,944      157,214      152,305
Third-party
  services...........    51,201     48,546     49,304      144,895      143,425
Card processing
  fees...............    40,393     40,493     37,261      119,084      108,880
Postage and
  supplies...........    29,692     31,701     29,504       92,004       94,458
Amortization of
  intangibles........    21,966     21,975     19,190       66,041       54,236
Telephone............    20,538     18,371     15,124       59,185       53,714
Marketing and public
  relations..........    18,827     23,377     15,656       64,916       41,238
State and local
  taxes..............    12,913      8,122     13,040       28,743       38,222
Travel and
  entertainment......    14,754     15,149     12,522       43,542       37,152
Other................    60,273     66,452     50,190      168,205      167,477
                       --------   --------   --------   ----------   ----------
    Total noninterest
      expense........  $785,309   $785,070   $705,963   $2,329,472   $2,202,400
                       ========   ========   ========   ==========   ==========

     National City's staffing level on a full-time equivalent basis was 36,766 at September 30, 2000, down from 37,267 a year ago as personnel additions from second half 1999 purchase acquisitions were more than offset by efficiency-related reductions in retail branch personnel and other support staff.
     Operating expenses are often measured by the efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income. The efficiency ratio for the third quarter and first nine months of 2000 was 58.7% and 57.4%, respectively, compared to 54.9% and 55.8%, respectively, for the same periods in 1999.

LINE OF BUSINESS RESULTS
     Following is a discussion of National City's results by line of business. Selected financial information for each business line is presented in Note 16 to the Consolidated Financial Statements and in Table 6.
     National City's operations are currently managed under six major lines of business: corporate banking, retail sales and distribution, consumer finance, asset management, National City Mortgage and National Processing. During the third quarter of 2000, National City announced several organizational changes, which, once operationally complete, may result in changes to the presentation of the line of business results.
     Corporate Banking net income for the third quarter and first nine months of 2000 was $114.9 million and $318.4 million, respectively, up from $96.8 million and $289.7 million, respectively, in 1999. An increase in net interest income and noninterest income offset in part by a higher loan loss provision and an increase in noninterest expense resulted in the improved performance in both comparative year-over-year periods. Strong commercial loan and lease growth and increased spreads drove the increase in net interest income, while successful syndication efforts benefited noninterest income. Higher net charge-offs led to an increased provision for loan losses, and expenses associated with new offices and expansion in the Philadelphia, Detroit and Chicago markets contributed to the increase in noninterest expense. Compared to Corporate Banking's net income in the second quarter of 2000 of $107.0 million, third quarter results improved due to continued strong commercial loan and lease growth and lower loan losses.

TABLE 6: NET INCOME BY LINE OF BUSINESS

                            Three Months Ended          Nine Months Ended
                          --------------------------     -----------------
                       SEPT. 30   Jun. 30   Sept. 30   SEPT. 30   Sept. 30
(In Millions)           2000       2000      1999       2000        1999
--------------------------------------------------------------------------
Corporate banking....   $114.9    $107.0     $ 96.8     $318.4    $  289.7
Retail sales and
  distribution.......    129.9     133.2      131.0      389.5       386.9
Consumer finance.....     31.3      78.0       35.6      144.3       107.2
Asset management.....     33.4      40.6       35.3      108.9       106.8
National City
  Mortgage...........     15.8      22.8       17.8       54.0        64.2
National Processing..     13.0      10.5        8.3       33.0       (48.2)
Parent and other.....     (7.6)    (49.7)      31.7      (53.7)      155.4
                        ------    ------     ------     ------    --------
    Consolidated
      total..........   $330.7    $342.4     $356.5     $994.4    $1,062.0
                        ======    ======     ======     ======    ========

     Retail Sales and Distribution reported net income of $129.9 million and $389.5 million for the third quarter and year-to-date periods of 2000, respectively, relatively unchanged from net income of $131.0 million and $386.9 million, respectively, for the same periods in 1999. Results for Retail Sales and Distribution in 2000 have been dampened by an increase in the provision for loan losses and lower noninterest income, offset partially by improved spreads and lower noninterest expense. A lower level of earning assets, due in part to the sale in the second quarter of 2000 of $1.0 billion of low-spread adjustable rate mortgages, along with a lower level of core deposits, have hindered net interest income growth. The increased provision for loan losses reflected a higher level of net charge-offs in 2000. Noninterest income decreased due to $6.4 million of branch sale gains recognized in the 1999 third quarter and fewer intercompany servicing asset sale gains, offset partially by the 2000 second quarter gain of $3.8 million from the sale of the mortgage loans. Noninterest expense has benefited over the past year from cost efficiencies achieved through branch reconfiguration and functional centralization initiatives. Third quarter 2000 net income declined slightly from second quarter net income of $133.2 million due primarily to a higher loan loss provision and an increase in net overhead due to a higher level of transaction related losses.
     Consumer Finance's third quarter and year-to-date net income totaled $31.3 million and $144.3 million, respectively, versus $35.6 million and $107.2 million, respectively, for the same periods in 1999. Current year results included a pre-tax gain of $74.2 million, or $48.2 million after tax, from the sale of $2.0 billion of student loans in the second quarter. Excluding this gain, net income for the first nine months of 2000 was $96.1 million. Results in 2000, excluding the student loan sale gain, have been unfavorably impacted by a lower net interest margin, net overhead attributable to the acquisition of First Franklin Financial Companies, Inc. ("First Franklin") late in the third quarter of 1999 and a $15.0 million write-down of auto lease residual values in the second quarter of 2000, offset to some extent by strong growth in nonconforming residential real estate loans, which has benefited net interest income. Compared to 2000 second quarter net income, excluding the student loan sale gain, third quarter net income was relatively unchanged as the benefit of a lower level of ex-pense was offset by fewer nonconforming mortgage loan sale gains, due to the retention of a larger percentage of First Franklin's production in the third quarter, and an increase in the loan loss provision.
     Net income for Asset Management was $33.4 million and $108.9 million for the third quarter and first nine months of 2000, compared to net income of $35.3 million and $106.8 million for the comparable 1999 periods. Asset Management's performance in 2000, relatively flat compared to 1999, has been dampened by lower revenue generated from investment banking and retail brokerage activity and higher loan losses offset for the most part by an increase in net interest income, due to strong loan growth and improved spreads, and an increase in fees relative to noninterest expense related to private investment advisory services. Net income in the third quarter of 2000 was down from $40.6 million in the second quarter of this year primarily due to seasonal tax preparation and estate planning fees recognized in the second quarter.
     National City Mortgage reported net income of $15.8 million and $54.0 million for the third quarter and first nine months of 2000, respectively, versus net income of $17.8 million and $64.2 million for the same periods last year. Despite an increase in servicing revenue and higher origination volume, net income in 2000 was negatively affected by narrower net interest spreads and a higher level of expenses relative to revenues. Third quarter net income declined compared to second quarter 2000 net income of $22.8 million primarily due to an after-tax gain of $8.8 million recognized in the second quarter related to the sale of servicing assets.
     National Processing's net income for the third quarter and first nine months of 2000 was $13.0 million and $33.0 million, respectively, up from net income of $8.3 million in the 1999 third quarter and a net loss of $48.2 million for the first nine months of 1999. Year-to-date results for 1999 included losses associated with the divestiture of certain business lines and the impact of their operations until sold. Excluding the effects of the divested business lines, National Processing's results in 2000 improved over 1999, due primarily to strong revenue growth and higher operating margins in the merchant services segment resulting from new customers, volume increases from existing customers, better pricing and volume-driven economies of scale. Compared to net income of $10.5 million in the second quarter of 2000, third quarter net income increased 24% and reflected continued growth in the merchant services segment and a higher revenue contribution from healthcare related processing in the corporate outsourcing segment.
     The parent and other category in 2000 included the after-tax net loss of $36.6 million related to the sale of the fixed-rate debt securities and the after-tax gain of $17.7 million from the credit card securitization transaction. In 1999, the parent and other category included net after-tax income of $87.0 million related to several one-time gains from the sale of the Corporation's investments in EPS, Concord and SVS (see Note 3 to the Consolidated Financial Statements), offset by $24.5 million in after-tax charges pursuant to a plan to improve the cost efficiency of branch office facilities, along with certain unrelated executive contract obligations. Excluding these items, the parent and other category incurred net losses of $26.6 million and $34.8 million for the third quarter and first nine months of 2000, respectively, compared to net income of $31.7 million and $92.9 million for the same 1999 periods due largely to the effect of rising interest rates on investment and funding activities.

TABLE 7: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS

                              Three Months Ended             Nine Months Ended
                         ------------------------------      --------------------
                       SEPT. 30    Jun. 30    Sept. 30    SEPT. 30      Sept. 30
                        2000        2000       1999        2000          1999
---------------------------------------------------------------------------------
Commercial...........     .24%        .35%       .21%        .30%          .28%
Real estate -
  commercial.........     .04         .16        .03         .04          (.05)
Real estate -
  residential........     .21         .21        .15         .20           .13
Consumer.............     .86         .51        .58         .67           .65
Credit card..........    3.51        3.16       3.52        3.37          4.10
Home equity..........     .03         .13        .03         .06           .09
  Total net
charge-offs to
    average loans....     .45%        .44%       .38%        .44%          .43%

ASSET QUALITY
     Credit quality remained relatively stable in the third quarter of 2000. Net charge-offs totaled $70.2 million, or .45% of average loans, compared to $68.7 million, or .44% of average loans in the second quarter of 2000, and $55.0 million, or .38% of average loans in the third quarter of 1999. Year-to-date, net charge-offs were $205.0 million, or .44% of average loans, in 2000, compared to net charge-offs of $182.9 million, or .43% of average loans, in 1999. Table 7 presents net charge-offs as a percentage of average loans by portfolio type.
     At September 30, 2000, the allowance for loan losses was $945.5 million, or 1.49% of loans, compared to $970.4 million, or 1.58% of loans at the end of the second quarter, and $970.7 million, or 1.67% of loans a year ago. In conjunction with the sale through securitization of $600 million of credit card loans in the third quarter of 2000, the allowance was adjusted by $25.0 million, resulting in a decline in the ratio of allowance for loan losses as a percentage of loans at the end of the third quarter.
     Nonperforming assets (Table 8) totaled $365.3 million at September 30, 2000, compared to $339.3 million at June 30, 2000, and $260.0 million at September 30, 1999. Weakness in the healthcare sector along with the addition of several credits in the retail and manufacturing industries and higher delinquencies in residential real estate contributed to the rise in nonperforming assets over the past year. As a percentage of loans and other real estate, nonperforming assets were .57% at September 30, 2000, compared to .55% at the end of the second quarter, and .45% a year ago. Nonconforming residential real estate delinquencies served as the primary contributor to the rise in loans 90 days past due accruing interest in the third quarter of 2000 (Table 8).

TABLE 8: NONPERFORMING ASSETS

                       SEPT. 30   Jun. 30    Mar. 31    Dec. 31    Sept. 30
(In Millions)           2000       2000       2000       1999         1999
---------------------------------------------------------------------------
Commercial:
  Nonaccrual.........   $170.6     $155.3     $138.4     $130.2     $106.7
  Restructured.......       .2         .2         .2         .2         .2
                        ------     ------     ------     ------     ------
    Total
      commercial.....    170.8      155.5      138.6      130.4      106.9
Real estate mortgage:
  Nonaccrual.........    166.6      158.0      150.5      137.0      126.9
  Restructured.......       .2         .2        1.7        1.8        2.3
                        ------     ------     ------     ------     ------
    Total real estate
      mortgage.......    166.8      158.2      152.2      138.8      129.2
                        ------     ------     ------     ------     ------
    Total
      nonperforming
      loans..........    337.6      313.7      290.8      269.2      236.1
Other real estate
  owned (OREO).......     27.7       25.6       23.3       19.9       23.9
                        ------     ------     ------     ------     ------
Nonperforming
  assets.............   $365.3     $339.3     $314.1     $289.1     $260.0
                        ======     ======     ======     ======     ======
Loans 90 days past
  due accruing
  interest...........   $310.3     $249.4     $250.0     $230.0     $244.0
                        ======     ======     ======     ======     ======

CAPITAL
     The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. Further detail on capital ratios is presented in Note 10 to the Consolidated Financial Statements.
     Total stockholders' equity was $6.5 billion at September 30, 2000. Equity as a percentage of assets increased to 7.60% at the end of the third quarter from 7.25% at the end of the second quarter and 6.95% a year ago. Reduced share buyback activity and appreciation in the fair value of securities available-for-sale have aided the growth in stockholders' equity over the past several quarters. Average equity to average assets was 7.01% for the nine months ended September 30, 2000, compared to 7.53% for the same period in 1999. Book value per common share at September 30, 2000 was $10.58, compared to $10.05 at June 30, 2000 and $9.54 at September 30, 1999. Book value per common share at the end of the 2000 third quarter included unrealized losses on securities available-for-sale of $.16 compared to unrealized losses of $.43 at the end of the second quarter and unrealized losses of $.10 a year ago.
     In late 1999, the Corporation's Board of Directors authorized a share repurchase program for up to 30 million shares, or approximately five percent of the Corporation's outstanding common stock, with an aggregate purchase limit of $1.0 billion. The repurchase of common stock may be made from time to time, on the open market or in privately-negotiated transactions. During the first and third quarters of 2000, the Corporation repurchased 2.1 million and .3 million shares of National City common stock, respectively, on the open market, for a total cost of $52.3 million. As of September 30, 2000, 25 million shares remain authorized for repurchase. In conjunction with this authorization, the Corporation entered into an agreement with a third party that provides the Corporation with an option to purchase up to $300 million of National City common stock through the use of forward transactions. The forward transactions can be settled from time to time, at the Corporation's election, on a physical, net cash or net share basis. In the case of net cash or net share settlement, the amount at which these forward contracts can be settled depends primarily on the future market price of the Corporation's common stock as compared with the forward purchase price per share and the number of shares to be settled. During the third quarter of 2000, the Corporation entered into forward transactions involving 1.7 million shares, bringing the total shares under open forward contracts to 9.3 million. The final maturity date of the agreement is April 19, 2002.
     The dividend payout is continually reviewed by management and the Board of Directors. Dividends of $.285 per common share were declared in the third quarter of 2000, reflecting a dividend payout ratio of 52.8%. In the third quarter of 1999, dividends of $.27 were declared with a corresponding dividend payout ratio of 47.4%.
     As of September 30, 2000, the Corporation's market capitalization was approximately $13.4 billion. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC." Stock price information for National City's common stock is presented in Table 9.

FORWARD-LOOKING STATEMENTS
     The discussion regarding the Corporation's interest rate risk position included in the section entitled "Net Interest Income" contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions and the Corporation's ability to execute its business plans. Although National City believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

TABLE 9: COMMON STOCK INFORMATION

                                  2000                     1999
                       ---------------------------   -----------------
                       THIRD     Second    First     Fourth    Third
                       QUARTER   Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------------
High.................  $23.13    $22.75    $23.56    $31.44    $33.38
Low..................   17.19     16.00     17.19     22.13     26.13
Close................   22.00     17.06     20.63     23.69     26.69

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

           (Dollars in Millions)                          Daily Average Balance
--------------------------------------------------------------------------------------------
                                                        2000                     1999
                                             ---------------------------   -----------------
                                              THIRD    Second     First    Fourth     Third
                                             QUARTER   Quarter   Quarter   Quarter   Quarter
                                             -------   -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial.............................  $25,294   $24,379   $23,496   $22,988   $22,066
    Real estate - commercial...............    6,273     6,157     6,020     6,141     6,238
    Real estate - residential(a)...........   14,628    14,318    13,002    12,602    11,922
    Consumer...............................   12,224    13,973    14,520    14,045    13,664
    Credit card............................    2,487     2,514     2,336     2,224     2,088
    Home equity............................    4,343     4,044     3,770     3,561     3,336
                                             -------   -------   -------   -------   -------
      Total loans..........................   65,249    65,385    63,144    61,561    59,314
  Securities:
    Taxable................................    9,999    12,267    13,789    14,565    14,000
    Tax-exempt.............................      787       797       811       838       851
                                             -------   -------   -------   -------   -------
      Total securities.....................   10,786    13,064    14,600    15,403    14,851
  Short-term investments...................      343       578       635       798       806
                                             -------   -------   -------   -------   -------
      Total earning assets/
         Total interest income/rates.......   76,378    79,027    78,379    77,762    74,971
Allowance for loan losses..................     (991)     (995)     (996)     (985)     (990)
Fair value depreciation of securities
  available for sale.......................     (304)     (430)     (408)     (116)       (8)
Cash and demand balances due from banks....    3,091     3,116     3,140     3,376     3,306
Properties and equipment, accrued income
  and other assets.........................    6,027     6,053     5,836     5,563     5,412
                                             -------   -------   -------   -------   -------
      Total assets.........................  $84,201   $86,771   $85,951   $85,600   $82,691
                                             =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts............  $16,473   $16,477   $16,443   $16,580   $16,742
  Savings accounts.........................    3,139     3,321     3,413     3,605     3,795
  Time deposits of individuals.............   15,652    15,385    15,019    14,578    14,461
  Other time deposits......................    2,838     2,881     2,825     3,141     2,908
  Deposits in overseas offices.............    2,974     2,862     3,400     3,105     2,389
  Federal funds borrowed...................    3,221     2,277     3,642     3,713     2,889
  Security repurchase agreements...........    3,720     3,776     4,081     4,531     4,814
  Borrowed funds...........................    1,726     5,056     3,126     2,893     2,808
  Long-term debt and capital securities....   16,014    16,636    16,259    15,081    13,532
                                             -------   -------   -------   -------   -------
      Total interest bearing liabilities/
         Total interest expense/rates......   65,757    68,671    68,208    67,227    64,338
  Noninterest bearing deposits.............   10,837    10,934    10,716    11,278    11,338
  Accrued expenses and other liabilities...    1,361     1,190     1,249     1,105     1,046
                                             -------   -------   -------   -------   -------
      Total liabilities....................   77,955    80,795    80,173    79,610    76,722
Total stockholders' equity.................    6,246     5,976     5,778     5,990     5,969
                                             -------   -------   -------   -------   -------
      Total liabilities and stockholders'
         equity............................  $84,201   $86,771   $85,951   $85,600   $82,691
                                             =======   =======   =======   =======   =======
Net interest income.........................................................................
Interest spread.............................................................................
Contribution of noninterest bearing sources of funds........................................
Net interest margin.........................................................................

--------------------------------------------------------------------------------

(a) Includes mortgage loans held for sale.

                                                           Quarterly Interest
                                          ----------------------------------------------------
                                                       2000                       1999
                                          ------------------------------   -------------------
                                           THIRD      Second     First      Fourth     Third
                                          QUARTER    Quarter    Quarter    Quarter    Quarter
                                          --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans:
   Commercial...........................  $  573.2   $  533.8   $  490.1   $  471.6   $  434.9
   Real estate -- commercial............     141.0      134.9      130.7      134.4      135.8
   Real estate -- residential(a)........     308.4      296.3      260.2      251.1      232.8
   Consumer.............................     264.7      292.2      302.9      293.7      284.1
   Credit Card..........................      89.5       86.3       77.7       71.7       70.3
   Home equity..........................     105.4       93.0       83.4       76.4       70.6
                                          --------   --------   --------   --------   --------
      Total loans.......................   1,482.2    1,436.5    1,345.0    1,298.9    1,228.5
 Securities:
   Taxable..............................     154.8      191.2      216.0      226.6      217.2
   Tax-exempt...........................      15.9       16.2       16.6       17.3       17.5
                                          --------   --------   --------   --------   --------
      Total securities..................     170.7      207.4      232.6      243.9      234.7
 Short-term investments.................       7.5       10.9       10.9       13.3       11.7
                                          --------   --------   --------   --------   --------
      Total earning assets/
      Total interest income/rates.......  $1,660.4   $1,654.8   $1,588.5   $1,556.1   $1,474.9

Allowance for loan losses

Fair value depreciation of securities
 available for sale

Cash and demand balances due from banks

Properties and equipment, accrued income
 and other assets
      Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:

   NOW and money market accounts........  $  162.7   $  149.3   $  140.0   $  135.2   $  131.2
   Savings accounts.....................      13.1       13.7       14.2       15.1       16.0
   Time deposits of individuals.........     230.1      215.1      201.0      190.3      183.5
   Other time deposits..................      46.1       43.9       41.0       43.6       36.7
   Deposits in overseas offices.........      48.5       44.3       47.7       41.6       30.1
   Federal funds borrowed...............      53.2       37.1       53.9       51.3       37.5
   Security repurchase agreements.......      50.7       48.6       48.7       49.9       50.3
   Borrowed funds.......................      28.6       77.8       43.3       41.1       37.7
   Long-term debt and capital
    securities..........................     281.4      276.0      257.8      231.6      194.2
                                          --------   --------   --------   --------   --------
      Total interest bearing
      liabilities/
       Total interest expense/rates.....  $  914.4   $  905.8   $  847.6   $  799.7   $  717.2
   Noninterest bearing deposits
   Accrued expenses and other
    liabilities
      Total liabilities

Total stockholders' equity
      Total liabilities and
      stockholders' equity

Net interest income.....................  $  746.0   $  749.0   $  740.9   $  756.4   $  757.7
                                          ========   ========   ========   ========   ========

Interest spread

Contribution of noninterest bearing
 sources of funds

Net interest margin

--------------------------------------------------------------------------------
(a) Includes mortgage loans held for sale.
                                                      [Additional columns below]
[Continued from above table, first column(s) repeated]

                                                        Average Annualized Rate
                                          ----------------------------------------------------
                                                       2000                       1999
                                          ------------------------------   -------------------

                                           THIRD      Second     First      Fourth     Third
                                          QUARTER    Quarter    Quarter    Quarter    Quarter
                                          --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans:
   Commercial...........................      9.01%      8.80%      8.39%      8.14%      7.82%
   Real estate -- commercial............      8.94       8.82       8.73       8.68       8.63
   Real estate -- residential(a)........      8.43       8.28       8.00       7.97       7.81
   Consumer.............................      8.61       8.42       8.39       8.29       8.25
   Credit Card..........................     14.32      13.81      13.38      12.79      13.36
   Home equity..........................      9.71       9.19       8.85       8.52       8.40
      Total loans.......................      9.05       8.82       8.56       8.38       8.23
 Securities:
   Taxable..............................      6.19       6.24       6.27       6.22       6.20
   Tax-exempt...........................      8.07       8.13       8.19       8.25       8.24
      Total securities..................      6.33       6.35       6.38       6.33       6.32
 Short-term investments.................      8.73       7.51       6.88       6.58       5.83
      Total earning assets/
       Total interest income/rates......      8.67%      8.41%      8.14%      7.96%      7.83%

Allowance for loan losses

Fair value depreciation of securities
 available for sale

Cash and demand balances due from banks

Properties and equipment, accrued income
 and other assets
      Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW and money market accounts........      3.93%      3.64%      3.43%      3.24%      3.11%
   Savings accounts.....................      1.67       1.66       1.67       1.67       1.67
   Time deposits of individuals.........      5.85       5.62       5.38       5.18       5.04
   Other time deposits..................      6.46       6.13       5.84       5.51       5.00
   Deposits in overseas offices.........      6.48       6.22       5.64       5.32       5.00
   Federal funds borrowed...............      6.57       6.56       5.95       5.46       5.16
   Security repurchase agreements.......      5.42       5.18       4.80       4.38       4.15
   Borrowed funds.......................      6.60       6.19       5.57       5.64       5.32
   Long-term debt and capital
    securities..........................      7.00       6.67       6.37       6.09       5.69
      Total interest bearing
      liabilities/
       Total interest expense/rates.....      5.53%      5.30%      5.00%      4.72%      4.42%
   Noninterest bearing deposits
   Accrued expenses and other
    liabilities
      Total liabilities

Total stockholders' equity
      Total liabilities and
      stockholders' equity

Net interest income

Interest spread.........................      3.14%      3.11%      3.14%      3.24%      3.41%

Contribution of noninterest bearing
 sources of funds.......................       .76        .69        .65        .63        .62
                                          --------   --------   --------   --------   --------

Net interest margin.....................      3.90%      3.80%      3.79%      3.87%      4.03%
                                          ========   ========   ========   ========   ========


--------------------------------------------------------------------------------
(a) Includes mortgage loans held for sale.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                              Three Months Ended    Nine Months Ended
                                                                 September 30          September 30
                                                              ------------------    ------------------
(In Millions)                                                  2000       1999       2000       1999
------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans:
      Commercial............................................  $25,294    $22,066    $24,393    $22,147
      Real estate - commercial..............................    6,273      6,238      6,150      6,272
      Real estate - residential.............................   11,627      9,750     11,334      9,879
      Consumer..............................................   12,224     13,664     13,569     13,759
      Credit card...........................................    2,487      2,088      2,446      1,958
      Home equity...........................................    4,343      3,336      4,053      3,228
                                                              -------    -------    -------    -------
         Total loans........................................   62,248     57,142     61,945     57,243
  Mortgage loans held for sale..............................    3,001      2,172      2,651      2,489
  Securities available for sale, at cost....................   10,786     14,851     12,810     14,870
  Federal funds sold and security resale agreements.........      178        666        363        819
  Other short-term investments..............................      165        140        155        146
                                                              -------    -------    -------    -------
         Total earning assets...............................   76,378     74,971     77,924     75,567
Allowance for loan losses...................................     (991)      (990)      (994)      (988)
Fair value (depreciation) appreciation of securities
  available for sale........................................     (304)        (8)      (380)       211
Cash and demand balances due from banks.....................    3,091      3,306      3,115      3,624
Properties and equipment....................................    1,099      1,108      1,113      1,149
Accrued income and other assets.............................    4,928      4,304      4,859      4,287
                                                              -------    -------    -------    -------
         Total Assets.......................................  $84,201    $82,691    $85,637    $83,850
                                                              =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest bearing deposits..............................  $10,837    $11,338    $10,829    $11,519
  NOW and money market accounts.............................   16,473     16,742     16,464     16,879
  Savings accounts..........................................    3,139      3,795      3,290      3,890
  Time deposits of individuals..............................   15,652     14,461     15,354     14,971
  Other time deposits.......................................    2,838      2,908      2,848      3,023
  Deposits in overseas offices..............................    2,974      2,389      3,078      2,585
                                                              -------    -------    -------    -------
         Total deposits.....................................   51,913     51,633     51,863     52,867
  Federal funds borrowed and security repurchase
    agreements..............................................    6,941      7,703      6,906      8,024
  Borrowed funds............................................    1,726      2,808      3,297      2,875
  Long-term debt and capital securities.....................   16,014     13,532     16,302     12,721
  Accrued expenses and other liabilities....................    1,361      1,046      1,268      1,051
                                                              -------    -------    -------    -------
         Total Liabilities..................................   77,955     76,722     79,636     77,538
Stockholders' Equity:
    Preferred...............................................       30         31         30         32
    Common..................................................    6,216      5,938      5,971      6,280
                                                              -------    -------    -------    -------
         Total Stockholders' Equity.........................    6,246      5,969      6,001      6,312
                                                              -------    -------    -------    -------
         Total Liabilities and Stockholders' Equity.........  $84,201    $82,691    $85,637    $83,850
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

CORPORATE HEADQUARTERS

     National City Center
     1900 East Ninth Street
     Cleveland, Ohio 44114-3484
     (216) 575-2000
     www.national-city.com

TRANSFER AGENT AND REGISTRAR

     National City Bank
     Corporate Trust Operations
     Department 5352
     P.O. Box 92301
     Cleveland, Ohio 44193-0900
     1-800-622-6757

INVESTOR INFORMATION

     Derek Green
     Vice President
     Investor Relations
     Department 2101
     P.O. Box 5756
     Cleveland, Ohio 44101-0756
     1-800-622-4204
COMMON STOCK LISTING

     National City Corporation common stock
     is traded on the New York Stock
     Exchange under the symbol NCC. The
     stock is abbreviated in financial
     publications as NTLCITY.

The common stock of National City's 87%-owned item processing subsidiary, National Processing, Inc., is traded on the New York Stock Exchange under the symbol NAP. The stock is abbreviated in financial publications as NTLPROC.

DIVIDEND REINVESTMENT AND STOCK
PURCHASE PLAN

     National City Corporation offers stockholders a convenient way to increase their investment through the National City Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the "Plan"). Under this Plan, investors can elect to acquire shares in the open market by reinvesting dividends and through optional cash payments. National City absorbs fees and brokerage commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, please call 1-800-622-6757.

DEBT RATINGS

                                                            MOODY'S
                                                           INVESTORS    STANDARD                   THOMSON
                                                            SERVICE     & POOR'S     FITCH(B)     BANKWATCH
------------------------------------------------------------------------------------------------------------
National City Corporation...............................                                             A/B
  Commercial paper (short-term debt)....................      P-1          A-1         F-1+         TBW-1
  Senior debt...........................................      A1            A           AA-
  Subordinated debt.....................................      A2           A-           A+            A
Bank Subsidiaries:(a)
  Certificates of deposit...............................      Aa3          A+           AA
  Subordinated bank notes...............................      A1            A           A+           A+
------------------------------------------------------------------------------------------------------------

(a) Includes National City Bank, National City Bank of Indiana, National City Bank of Kentucky, National City Bank of Pennsylvania and National City Bank of Michigan/Illinois, except as noted below.

(b) Fitch ratings for certificates of deposit apply only to the banks in Ohio, Kentucky and Indiana. Fitch subordinated bank note ratings apply only to the Ohio banking subsidiary.

                        FORM 10-Q -- SEPTEMBER 30, 2000

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL CITY CORPORATION

Date: November 14, 2000
                                      /s/ JEFFREY D. KELLY
                                      -----------------------------------
                                      Jeffrey D. Kelly
                                      Chief Financial Officer
                                      (Duly Authorized Signer and
                                       Principal Financial Officer)

[NATIONAL CITY CORPORATION LOGO]                 Presort Standard
National City Center                               U.S. Postage
1900 East Ninth Street                                 PAID
Cleveland, Ohio 44114-3484                        National City
                                                   Corporation

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

3.2 Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2).

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

4.2 Credit Agreement dated as of February 2, 1996 by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant's Form S-4 Registration Statement No. 333-01697 dated March 15, 1996 and incorporated herein by reference).

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

10.3 National City Corporation's Amended 1984 Stock Option Plan (filed as Exhibit No. 10.2 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

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

10.7 National City Corporation Plan for Deferred Payment of Directors' Fees, As Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------

10.8 National City Corporation Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 1997 (filed as Exhibit 10.12 to Registrant's Form S-4 Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference).

10.9 National City Corporation Executive Savings Plan, As Amended and Restated Effective January 1, 1995 (filed as Exhibit 10.9 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.10 National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.11 Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan As Amended (filed as Exhibit 10.10 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.12 Merchants National Corporation Director's Deferred Compensation Plan, As Amended and Restated August 16, 1983 (filed as Exhibit 10(3) to Merchants National Corporation's Form S-2 Registration Statement dated June 28, 1985, and incorporated herein by reference).

10.13 Merchants National Corporation Supplemental Pension Plan dated November 20, 1984; First Amendment to the Supplemental Pension Plans dated January 21, 1986; Second Amendment to the Supplemental Pension Plans dated July 3, 1989; and Third Amendment to the Supplemental Pension Plans dated November 21, 1990 (filed respectively as Exhibit 10(n) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 21, 1984; as Exhibit 10(q) to the Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1985; as Exhibit 10(49) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990; and as Exhibit 10(50) to the Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990; all incorporated herein by reference).

10.14 Merchants National Corporation Employee Benefit Trust Agreement, effective July 1, 1987 (filed as Exhibit 10(27) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

10.15 Merchants National Corporation Non-Qualified Stock Option Plan, effective January 20, 1987, and the First Amendment to that Merchants National Non-Qualified Stock Option Plan, effective October 16, 1990 (filed respectively as Exhibit 10(23) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1986, and as Exhibit 10(55) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).

10.16 Merchants National Corporation 1987 Non-Qualified Stock Option Plan, effective November 17, 1987, and the First Amendment to effective October 16, 1990 (filed respectively as Exhibit 10(30) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1987, and as Exhibit 10(61) to Merchants

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------

                 National Corporation Annual Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).

10.17 Merchants National Corporation Directors Non-Qualified Stock Option Plan and the First Amendment to Merchants National Corporation Directors Non-qualified Stock Option Plan effective October 16, 1990 (filed respectively as Exhibit 10(44) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1988, and as Exhibit 10(68) to Merchants National Corporation Annual Report on Form 10-K for the year ended December 31, 1990, both of which are incorporated herein by reference).

10.18 Central Indiana Bancorp Option Plan effective March 15, 1991 (filed as Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.19 Central Indiana Bancorp 1993 Option Plan effective October 12, 1993 (filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.20            Forms of contracts with David A. Daberko, Vincent A.
                 DiGirolamo, William E. MacDonald III, Jon L. Gorney, Robert G. Siefers, Robert J. Ondercik, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, Gary A. Glaser, Herbert R. Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James R. Bell III, Paul G. Clark, A. Joseph Parker, and Frederick W. Schantz (filed as Exhibit 10.29 to Registrant's Form S-4 Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference).

10.21 Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and those individuals listed in Exhibit 10.27 and other key employees filed as exhibit 10.28 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.22 Restated First of America Bank Corporation 1987 Stock Option Plan (filed as Exhibit 4.4 to Registrant's Post-Effective Amendment No. 2 (on Form S-8) to Form S-4 Registration Statement No. 333-46571), Amended and Restated First of America Bank Corporation Stock Compensation Plan (filed as Exhibit 4.5 to Registrant's Post-Effective Amendment No. 2 (on Form S-8) to Form S-4 Registration Statement No. 333-46571) and First of America Bank Corporation Directors Stock Compensation Plan (filed as Exhibit 4.6 to Registrant's Post-Effective Amendment No. 2 (on Form S-8 to Form S-4 Registration Statement No. 333-46571) and each incorporated herein by reference).

10.23 Fort Wayne National Corporation 1985 Stock Incentive Plan (filed as Exhibit 4.4 to Registrant's Post-Effective Amendment No. 1 (on Form S-8) to Form S-4 Registration Statement No. 333-45609), Fort Wayne National Corporation 1994 Stock Incentive Plan (filed as Exhibit 4.5 to Registrant's Post-Effective Amendment No. 1 (on Form S-8) to Form S-4 Registration Statement No. 333-45609) and Fort Wayne National Corporation 1994 Nonemployee Director Stock Incentive Plan (filed as Exhibit 4.6 to Registrant's Post-Effective Amendment No. 1 (on Form S-8 to Form S-4 Registration Statement No. 333-45609) and each incorporated herein by reference).

10.24            National City Corporation 1997 Stock Option Plan (filed as
                 Exhibit 4.4 to Registrant's Form S-8 Registration Statement No. 333-58923, dated July 10, 1998, and incorporated herein by reference).

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------



10.25            National City Corporation 1997 Restricted Stock Plan (filed as
                 Exhibit 4.4 to Registrant's Form S-8 Registration Statement No. 333-60411, dated July 31, 1998, and incorporated herein by reference).

10.26 National City Corporation Long-Term Supplemental Incentive Compensation Plan for Executive Officers (filed as Exhibit
                 10.40 to National City Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.27 Integra Financial Corporation Employee Stock Option Plan (filed as Exhibit 4.3 to Registrant's Form S-8 Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).

10.28 Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant's Form S-8 Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).

10.29 Integra Financial Corporation Non-Employee Directors Stock Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8 Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).

10.30 National City Corporation Amended and Restated Long-Term Incentive Compensation Plan for Senior Officers as Amended and Restated Effective January 1, 2000 (filed as Exhibit A to Proxy Statement Form 14A Registration No. 000-07229 dated March 6, 2000 and incorporated herein by reference).

10.31 National City Corporation Management Incentive Plan for Senior Officers effective January 1, 1999 (filed as Exhibit A to Proxy Statement Form 14A Registration No. 33-71403 dated March 5, 1999 and incorporated herein by reference).

10.32 National City Corporation Amended and Restated Long-Term Incentive Compensation Plan for Senior Officers as Amended and Restated Effective January 1, 2001 (filed as Exhibit 10.32).

10.33 National City Corporation Management Incentive Plan for Senior Officers as Amended and Restated Effective January 1, 2001 (filed as Exhibit 10.33).

10.34 National City Corporation Supplemental Cash Balance Pension Plan (filed as Exhibit 10.34).

10.35 National City Corporation Executive Savings Plan as Amended and Restated Effective January 1, 2001 (filed as Exhibit 10.35).

10.36 The National City Corporation Deferred Compensation Plan, Effective January 1, 2001 (filed as Exhibit 10.36).

12.1             Computation of Ratio of Earnings to Fixed Charges (filed as
                 Exhibit 12.1).

27.1             Financial Data Schedule (filed as Exhibit 27.1).