Form 10-K
period 2000-12-31
NATIONAL CITY CORP
filed 2001-01-26
CIK 69970

2000 ANNUAL REPORT

IN MOTION

[NATIONAL CITY LOGO]

[PHOTO]

                                           WE'RE MOVING FORWARD BY . . .

--------------------------------------------------------------------------------

FINANCIAL HIGHLIGHTS

-------------------------------------------------------------------------------------------------------------------------
   (Dollars in Millions, Except Per Share Amounts)                  2000                    1999                1998(a)
-------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR
  Revenue:
    Tax-Equivalent Net Interest Income                                $2,992                  $3,037               $2,952
    Noninterest Income                                                 2,484                   2,381                2,314
                                                                 -----------            ------------          -----------
  Total Revenue                                                       $5,476                  $5,418               $5,266
-------------------------------------------------------------------------------------------------------------------------
  Net Income                                                          $1,302                  $1,405               $1,333
  Net Income Per Common Share:
    Basic                                                               2.14                    2.25                 2.04
    Diluted                                                             2.13                    2.22                 2.00
  Dividends Paid Per Common Share                                       1.14                    1.06                  .94
-------------------------------------------------------------------------------------------------------------------------
  Return on Average Common Equity                                      21.29%                  22.64%               19.18%
  Return on Average Assets                                              1.52                    1.67                 1.66
  Net Interest Margin                                                   3.85                    3.99                 4.11
  Efficiency Ratio                                                     58.75                   56.49                58.42
-------------------------------------------------------------------------------------------------------------------------
  Average Shares - Basic                                         607,378,801             623,623,811          652,011,504
  Average Shares - Diluted                                       612,625,349             632,452,146          665,720,330
-------------------------------------------------------------------------------------------------------------------------

AT YEAR END
  Assets                                                             $88,535                 $87,121              $88,246
  Loans                                                               65,604                  60,204               58,011
  Earning Assets                                                      79,623                  78,903               78,368
  Deposits                                                            55,256                  50,066               58,247
  Stockholders' Equity                                                 6,770                   5,728                7,013
-------------------------------------------------------------------------------------------------------------------------
  Book Value Per Common Share                                         $11.06                   $9.39               $10.69
  Market Value Per Common Share                                        28.75                   23.69                36.25
  Equity to Assets Ratio                                                7.65%                   6.57%                7.95%
-------------------------------------------------------------------------------------------------------------------------
  Common Shares Outstanding                                      609,188,668             607,058,364          652,654,720
  Common Stockholders of Record                                       68,981                  70,545               71,592
  Full-Time Equivalent Employees                                      36,097                  38,054               41,218
-------------------------------------------------------------------------------------------------------------------------

(a) Excludes merger charges. See further discussion in Note 3 to the Consolidated Financial Statements.

                                                                                 CONTENTS
                                                                                 To Our Stockholders.........................    1
                                                                                 National City in Motion.....................    3
                                                                                 Financial Review............................    6
                                                                                 Consolidated Financial Statements and
                                                                                   Notes.....................................   22
                                                                                 Form 10-K...................................   48
                                                                                 Board of Directors and Officers.............   52

                                                                                 Visit our Web site at www.national-city.com.

BUSINESS PROFILE

National City Corporation (NYSE: NCC) is an $89 billion financial holding company headquartered in Cleveland, Ohio. The company provides a full range of banking and financial services to individuals and businesses and operates more than 1,200 branch banking offices and over 1,600 ATMs in Ohio, Pennsylvania, Indiana, Kentucky,
Illinois and Michigan.

FOCUSING AND EXECUTING

[PHOTO]
(Left to Right)
Robert G. Siefers, Vice Chairman
David A. Daberko, Chairman & CEO
Vincent A. DiGirolamo, Vice Chairman


To Our Stockholders:

National City's net income for 2000 was $1.3 billion, or $2.13 per share, the second highest per share earnings in the company's history. Return on average equity was also strong at 21.3%. Earnings fell short of our internal targets primarily due to the effects of the rapid rise in market interest rates between June 1999 and May 2000. Following nearly a decade of double-digit annual increases in earnings per share, 2000's financial performance was disappointing.
     Nonetheless, substantial progress was made on numerous customer-focused initiatives this year. Some of these came at the expense of current earnings but were necessary to address the competitive realities of the financial services industry and to position National City for future growth.

BUSINESS MIX IMPROVEMENTS
     We undertook a number of restructuring actions this year to improve business mix and long-term growth prospects. We sold or securitized several billion dollars of low-yielding assets to reduce reliance on purchased funds, raise capital ratios, and reduce exposure to future interest rate volatility. We closed 69 underperforming Loan Zone consumer finance stores and announced our intention to exit the low-return automobile leasing business. These restructuring actions make room on the balance sheet for higher-return assets, such as the nonconforming mortgage loans generated by our First Franklin subsidiary. These loans are readily saleable to third parties at a premium to origination cost but have greater lifetime value when held on the balance sheet.

LOAN AND DEPOSIT GROWTH
     The company continues to be very successful in originating large volumes of high-quality assets, with average loan growth of 12% for the year, adjusted for loan sales and securitizations. Corporate loan growth was especially strong. Emphasis on syndications and commercial finance, along with initiatives to increase market share in Chicago and Detroit, all contributed to the growth. Our Philadelphia specialized lending office, opened in September 1999 and staffed with experienced professionals with deep knowledge of the market, has surpassed our expectations. In just over a year, outstanding loans have grown to more than $900 million and the operation became profitable six months ahead of plan. Consumer loan results were mixed, with indirect automobile lending, our largest consumer business, under competitive price pressure all year. Mortgage loan production, both conventional and nonconforming, reached a record $28 billion. Our commercial leasing

                                                                               1

                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT
and commercial real estate divisions also demonstrated solid growth. Credit quality across all portfolios continues to be good. The weakening economy virtually assures an increase in problem assets and loan losses, but we expect the problems to be manageable and of a lesser scope for National City than for the industry as a whole.

     Deposit growth, mirroring industry trends, has been less robust. While interest rates have played a part in the outcome, we recognize we can do better and have instituted programs to better support this significant component of our business.

SUBSTANTIAL SUCCESSES

     During 2000, our Internet offerings began to come of age. With the rollout of a new online banking product, participation has risen sharply and we are adding thousands of new customers each month. We also introduced significant new Web-based cash management capabilities for corporate customers and a dedicated small business banking Web site.
     In addition, several of our fee-based businesses are experiencing rapid growth. National Processing, for example, is enjoying substantial momentum as a leading processor of merchant card transactions as it continues to expand from its strong base of national accounts into mid-sized and smaller merchants. This growth has been the direct result of restructuring efforts that took place at National Processing in 1999. Over the past two years, earnings have doubled at National Processing and our 87% ownership has tripled in value. In Institutional Trust, the successful rollout of interactive Web-based 401(k) products, PlanWorks and Professional PlanWorks, is beginning to drive new business revenue.

BRANDING AND CUSTOMER-RETENTION INITIATIVES
     We are marketing the National City name and brand as never before, but this effort must and will be backed by a superior customer experience for it to pay off. Taking care of the Corporation truly begins with taking care of the customer. Training and incentive programs have been substantially upgraded, improving the ability of frontline staff to serve customers and reduce turnover. A company-wide service quality initiative has led to the creation of hundreds of performance measurement standards and a problem resolution function. This effort is already paying dividends in better customer service and fewer errors. We've also instituted retention programs aimed at long-time deposit customers, offering them incentives to maintain or improve their deposit relationship with National City.

SENIOR MANAGEMENT REALIGNMENT
     In my opinion, one of the most important long-term actions taken this year was the realignment of responsibilities among the senior management team. Jim Bell, who had headed Retail Sales and Distribution, was named head of Capital Markets, a newly created business unit within Corporate Banking. Capital Markets includes equity sponsor, investment banking, large corporate, specialized lending, treasury management and venture capital. Joe Parker moved over from Consumer Finance to head Retail Sales and Distribution, and Peter Raskind was hired to take Joe's place as head of Consumer Finance. Peter joined us after a 17-year career at another leading superregional banking company. Paul Clark, who had been CEO of our Michigan bank, transferred to Cleveland to assume responsibility for three fee-based businesses: National City Mortgage, National Processing and Institutional Trust. Jeff Kelly, who had headed our investment funding operation as well as specialized lending, was named CFO, reporting to Bob Siefers, who had held that position since 1991. Each major function within the company is now led by an individual uniquely well-suited to the task. I firmly believe our management team represents a competitive advantage for National City over the next several years.

LOOKING AHEAD
     Our primary goal for 2001 and the coming years is the resumption of positive revenue and earnings momentum. The people and strategies are in place to do just that. Employee retention and customer satisfaction in the branches and in all business lines have improved due to better training and emphasis on service quality. Across every line of business, the focus and strategic plans have never been clearer and the ability to execute never better.
     Given National City's capital strength, credit quality, and management depth, we are well positioned to capitalize on future opportunities as they arise. Disruptions from bank merger activity within our markets should work in our favor. Economic and credit weakness, while creating some operating challenges, could also create attractive opportunities for investment. As employees and as stockholders, we are excited about the potential the new year holds for this company.
     Thank you for your support.

/s/ David A. Daberko

David A. Daberko
Chairman & CEO
January 24, 2001

2
NATIONAL CITY
2000 ANNUAL REPORT

NATIONAL CITY IN MOTION
PUTTING CUSTOMERS FIRST

During 2000, National City launched significant new branding and service quality initiatives. These efforts are already succeeding in delivering a consistent customer experience across all contact points and improving performance in critical service areas. The resulting National City-brand preference will support revenue growth through the attraction and retention of customers.

PROBLEM RESOLUTION CENTERS
     Our Problem Resolution Centers are one of the ways we're meeting service quality goals. Through the centers, frontline personnel now receive help resolving customer problems from experienced service professionals. The objective is to address issues quickly and efficiently, in a courteous and professional manner. Because better service and reliability leads to a larger share of our customers' business, service quality will be a point of differentiation for National City going forward.

QUALITY CONTROL
     Another ongoing aspect of the service quality initiative is the development of formal performance standards across all business lines. Hundreds of customer-focused standards have been developed to address and measure the speed-to-answer, statement preparation and mailing, and the accuracy and timeliness of information. Service performance will continue to be measured on a monthly basis to ensure that we are meeting customer expectations.

[PHOTO]

APPLYING ADVANCED TECHNOLOGY    [PHOTO]

Harnessing the power and the potential of advanced technology has been and will continue to be a focus at National City. In fact, 2000 brought more than a 50 percent increase in discretionary technology spending over 1999, with the majority of dollars invested to enhance the company's Web presence, develop state-of-the-art Web-based products, and upgrade internal processes.

WEB SITE CAPABILITIES
     Throughout 2000, National City strengthened its Internet capabilities and saw a five-fold increase in online banking participation. The revamped and redesigned Web site consolidated over 40 Web sites. Retail customers can now review their account history, transfer funds, and pay bills directly online. Corporate customers are taking advantage of the newly developed Web-based cash management products. Additional functionality for both individuals and businesses is on the way in 2001. This past year National City also teamed with America Online and AOL subsidiary Digital City. Through the partnership, National City became the local financial services sponsor of Digital City's online network in six major markets. The agreement enables National City to reach an estimated six million consumers.

exact4web(sm)
     Enhancements to exact4web, our Internet-based suite of treasury management products, continue to keep National City clients at the forefront of global treasury management. During 2000, we began to significantly expand exact4web's capabilities, offering clients increased functionality and access to a variety of funds transfer, account and information reporting, and transaction initiation services. Notable additions include multi-bank reporting, current-day reporting and foreign exchange services. In 2001, new features will further broaden global trade and treasury management services.

PROCESS UPGRADES
     Several projects were undertaken to upgrade processes, reduce costs and improve performance. For instance, we initiated technology process improvement projects in mutual fund administration and credit decision support for the indirect dealer business. Each project produced cost savings and greatly enhanced the quality of customer service. In our retail branches, we connected each office to a central network infrastructure to facilitate more effective work flow and communication.

                                                                               3
                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

SEIZING OPPORTUNITIES

Expansions, new approaches and award-winning service headlined the forward-looking efforts National City made throughout the year. These accomplishments stand among the company's most noteworthy in 2000.

[PHOTO]

PHILADELPHIA OFFICE
     National City established the Philadelphia Corporate Banking office in the second half of 1999, hiring over two dozen locally based, experienced bankers. Home to National City's Communications & Media, and Transportation & Equipment Finance Groups, the office has been a winning endeavor. Both groups hit the ground running and moved into the black much faster than planned.

FIRST FRANKLIN
     Acquired in the second half of 1999, First Franklin Financial Companies, Inc. originates "nonconforming" mortgages through a broker network. The loans are then sold to financial institutions and other buyers. The loans are typically in the higher credit tier of nonprime mortgages. Beginning in 2000, National City began to hold a portion of the First Franklin products in the portfolio. In the near term, holding these loans softens earnings because of reduced gain on sale, but over time, the value of holding the loans should greatly exceed the foregone gain.

NATIONAL PROCESSING
     National Processing, Inc. (NYSE: NAP) is a leading provider of merchant processing and customized outsourcing services. The company is the nation's second largest processor of point-of-sale credit card transactions, serving approximately 160,000 merchants in more than 500,000 locations. It processes one of every six Visa(R) and MasterCard(R) transactions in the United States and over $100 billion in transactions annually. National Processing's strong performance in 2000 was the product of a carefully executed strategy. In 1999, National Processing divested noncore businesses to more intensely focus on opportunities within the core business and further broadened its customer base among regional retailers. This strategic shift led to greater diversity and stability in the merchant customer base. National Processing is now better positioned to take advantage of the explosive growth of credit and debit cards in the payment system and the proliferation of the Internet as an additional outlet for commerce.

PLANWORKS(R)
     PlanWorks, our premier 401(k) retirement plan product, underwent some exciting additions in 2000. PlanWorks Interactive offers customers instant electronic access to their plans through the Internet and telephone. It features PlanWorks OnLine, an interactive Web site and PlanLine, an automated voice-response system. Both enable customers to access account information, make transfers, check and change investment elections, and evaluate assets. PlanWorks Interactive also includes SponsorWorks, a Web site that allows plan sponsors to more efficiently administer their plans. In addition, through the recently developed Professional PlanWorks(SM), a truly unique product, plan participants can use the broker of their choice to buy and sell individual securities.

STOCK TRANSFER GROUP
     National City's Stock Transfer Group, part of Institutional Trust, was ranked No. 1 last year in the Group Five, Inc. Shareowner Services Corporate Satisfaction Study for providing outstanding shareowner services. It is the third time in the last four years the Stock Transfer Group has achieved the distinction. More than 1,500 companies participated in the survey, representing over 27 million registered shareowners. National City was also named the best mid-sized stock transfer agent in the SCS/Rutgers University Transfer Agent Comparison Survey and received the prestigious Talon(R) Award. Over 700 U.S. and Canadian companies participated in that survey.

[PHOTO]

4
NATIONAL CITY
2000 ANNUAL REPORT

PROVIDING LEADERSHIP

[PHOTO]

Positioning National City for the future requires continuous professional development for our leadership and ongoing career training for employees. These efforts go hand-in-hand with the company's branding and service quality initiatives.

DEVELOPING LEADERSHIP
     A sharper focus has been placed on developing the next generation of management for the company, with the creation of the Leadership Development group. Leadership Development focuses on attracting, retaining, and developing the future leaders of the company. During 2000, National City initiated the first significant realignment of senior management since the company moved to a functional organizational structure in 1998. The realignment was effectively accomplished by a combination of transferring responsibilities and establishing new positions. One of the most talented management teams in the organization's history is now in place.

NATIONAL CITY INSTITUTE

    To improve the retention and performance of employees, the National City Institute was established in 2000. The Institute's training and development programs are designed to improve customer service, reduce new-hire turnover and enhance morale. Additionally, the Institute has been effective in establishing guidelines and incorporating "best practices" in new-hire training across National City's service area.

INVESTING IN THE COMMUNITIES WE SERVE

[PHOTO]

From affordable housing, to help for minority businesses, to education assistance, to support for the arts, to health and human services, National City's support has made a real difference. Investing in the communities we serve is part of a 155-year tradition. That commitment runs deep within our corporate culture and manifests itself even further through the tremendous amount of volunteer work our employees perform. That work is not about to end. Each year, our investments continue and the results are more widespread.
- In October 2000, National City received the Corporate Hispanic Business Advocate of the Year Award from the U.S. Hispanic Chamber of Commerce's Region IV for making significant contributions to local Hispanic businesses.
- In October, PCI Corporation, an Inc. Magazine 500 software and data analysis company, named National City as the leading mortgage lender in the United States to African-Americans for 1999.
- Over the past decade, National City Community Development Corporation has invested nearly $180 million in both inner city and rural community development projects throughout National City's service area.
- National City is the eighth largest Small Business Administration lender in the country and for the second consecutive year was ranked as the No. 1 Small Business Administration lender in our six-state footprint.

                                                                               5
                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

FINANCIAL REVIEW


The Financial Review section discusses the financial condition and results of operations of National City Corporation ("the Corporation" or "National City") for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented on pages 22 through 47.

This annual report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions, continuing consolidation in the financial services industry and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

EARNINGS SUMMARY

National City reported net income of $1,302.4 million, or $2.13 per diluted share, in 2000, compared to $1,405.5 million, or $2.22 per diluted share in 1999, and $1,070.7 million, or $1.61 per diluted share in 1998. Included in reported net income for 1998 were after-tax merger charges of $261.9 million, or $.39 per diluted share. Returns on average common equity and average assets for 2000 were 21.3% and 1.52%, respectively, compared to returns of 22.6% and 1.67%, respectively, in 1999 and, excluding merger charges, returns of 19.2% and 1.66%, respectively, in 1998.

Several strategic initiatives were undertaken in 2000 and 1999 to more favorably position the Corporation to achieve positive revenue and earnings momentum. Some of the more critical steps taken included the restructuring of the balance sheet to improve capital efficiency and reduce exposure to interest rate volatility, the realignment and divestiture of certain business units to focus on higher-growth-oriented and more profitable businesses, and the upgrade of technological processes and training to enhance service quality. Further discussion of these initiatives, along with their corresponding impact on the Corporation's financial results, is contained throughout this Financial Review section and in Notes 4 and 5 to the Consolidated Financial Statements.

NET INTEREST INCOME

The table beginning on page 8 presents net interest income, interest spread and net interest margin for the five years 1996 through 2000, comparing daily average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense and the corresponding average rates earned and paid. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2000, 1999 and 1998 were $33.7 million, $36.9 million and $40.2 million, respectively. Average outstanding loan balances include nonperforming loans and loans held for sale or securitization. Average outstanding securities balances are computed based on amortized cost and exclude unrealized gains and losses on securities available for sale.

In order to manage exposure to changes in interest rates, the Corporation enters into various types of derivative instruments. The cash flows generated by derivative instruments used to manage risk associated with earning assets and interest bearing liabilities are recorded along with the interest of the hedged item and consequently impact the yields on those assets and liabilities. Information regarding the derivative instruments used and how they are accounted for is presented in Notes 1 and 22 to the Consolidated Financial Statements. A discussion of the effects of changing interest rates is included in the Market Risk Management section beginning on page 18.

The primary source of the Corporation's traditional banking revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, including interest bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. Changes in net interest income are most often measured through two statistics - interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest bearing liabilities represents the interest spread. The net interest margin is expressed as the percentage of net interest income to average earning assets. Both the interest spread and net interest margin are presented on a tax-equivalent basis. Because noninterest bearing sources of funds, or free funding, principally demand deposits and stockholders' equity, also support earning assets, the net interest margin exceeds the interest spread.


NATIONAL CITY
2000 ANNUAL REPORT

Tax-equivalent net interest income in 2000 was $2,992.1 million, compared to $3,037.0 million in 1999 and $2,951.9 million in 1998. The net interest margin was 3.85% in 2000, down from 3.99% last year and 4.11% in 1998. Higher-cost funding in a rising rate environment, combined with a liability sensitive interest rate risk position through 1999 and early 2000 and highly competitive lending markets were the primary factors behind the decline in net interest income and the lower net interest margin in 2000.

During 2000, 1999 and 1998, National City repurchased 2.5 million, 52.6 million and 10.0 million shares, respectively, of its common stock. These repurchases resulted in estimated additional funding costs of $147 million in 2000 and $98 million in 1999, which reduced the net interest margin by 19 basis points in 2000 and 13 basis points in 1999. While the cost to fund these repurchases reduced net interest income and the net interest margin, the lower average outstanding share base increased earnings per share by an estimated $.06 in 2000 and an estimated $.05 in 1999.

Compared to 1998, a higher level of earning assets, partially offset by a lower net interest margin, primarily reflecting the cost of funding the Corporation's share repurchase program, led to the increase in 1999's net interest income.

During 2000, steps were taken to enrich the net interest margin and reduce exposure to interest rate volatility. The steps included the sales of $2.0 billion of thin-spread student loans, $3.7 billion of fixed-rate debt securities, and $1.0 billion of low-spread adjustable-rate mortgages. Through the sale of these less capital-efficient assets, the Corporation's reliance on purchased funding was reduced and the balance sheet was freed up for more profitable investment.

To diversify its funding sources and provide for greater capital efficiency, the Corporation also securitized $600 million of credit card receivables in 2000. Asset securitization involves the sale of a pool of loan receivables to a trust, which sells undivided interests to investors through the public or private issuance of asset-backed securities. As loan receivables are securitized, the Corporation's on-balance-sheet funding needs are reduced by the amount of receivables securitized. No receivables were securitized in 1999 or 1998. During 2000, $470 million of previously securitized credit card receivables amortized back into the Corporation's on-balance-sheet loan portfolio or matured, compared to $270 million in 1999.

These actions, along with an improved contribution from free funds and a shift in mix toward higher- yielding loans, primarily nonconforming residential mortgages, stabilized the net interest margin in the second half of 2000.

Average earning assets were $77.8 billion in 2000, up from $76.1 billion in 1999 and $71.7 billion in 1998. Strong loan growth, mostly offset by the effect of asset sales, led to the increase in average earning assets over 1999. Loan growth also served as the primary contributor to the increase in average earning assets from 1998 to 1999.

Average loans in 2000 were $65.3 billion. Excluding the effects of loans sold and securitized in conjunction with the balance sheet restructuring initiatives, average loans in 2000 grew 11.5% over 1999. Despite the loan sales and securitization, higher commercial and residential loan production and growth in home equity loans bolstered overall loan balances in 2000. Average residential real estate loans include both conforming and nonconforming mortgages held in portfolio and mortgages held for sale. The main driver of growth in average residential real estate loans occurred in the nonconforming category as a result of management's decision to retain in portfolio a majority of the production generated by the Corporation's subsidiary, First Franklin Financial Corporation ("First Franklin"). First Franklin, which was acquired in the second half of 1999, is a wholesale originator of nonconforming residential mortgage loans. The retention of these loans supports the overall strategy begun in 1999 to shift the mix in earning assets into higher-yielding loans and away from thinner-spread assets.

Average securities, at amortized cost, were $12.0 billion in 2000, compared to $15.0 billion in 1999 and $13.9 billion in 1998. The decline in average securities from 1999 was due to the previously mentioned sales of fixed-rate debt securities.

Average interest bearing liabilities were $67.3 billion in 2000, up from $65.5 billion in 1999 and $61.9 billion in 1998. Funding needed to support loan growth and share repurchases led to the increase in interest bearing liabilities in both 2000 and 1999, with the mix shifting from lower-cost noninterest bearing deposits and short-term borrowings to more expensive purchased deposits and long-term debt.

                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED

--------------------------------------------------------------------------------

                                                                           DAILY AVERAGE BALANCE
-------------------------------------------------------------------------------------------------------------
                   (DOLLARS IN MILLIONS)                       2000      1999      1998      1997      1996
-------------------------------------------------------------------------------------------------------------
ASSETS
  Earning assets:
   Loans:
    Commercial                                                $24,830   $22,359   $20,135   $16,837   $14,899
    Real estate - commercial                                    6,222     6,239     6,407     6,562     7,230
    Real estate - residential                                  14,423    12,427    12,756    12,195    12,405
    Consumer                                                   13,215    13,831    12,589    11,257    11,406
    Credit card                                                 2,431     2,025     1,860     2,070     2,244
    Home equity                                                 4,204     3,312     3,102     2,702     2,258
-------------------------------------------------------------------------------------------------------------
      Total loans                                              65,325    60,193    56,849    51,623    50,442
   Securities available for sale:
    Taxable                                                    11,195    14,139    12,967    12,298    12,705
    Tax-exempt                                                    793       866       941       781       662
-------------------------------------------------------------------------------------------------------------
      Total securities available for sale                      11,988    15,005    13,908    13,079    13,367
   Federal funds sold, security resale agreements and other
        investments                                               469       923       990       557       726
-------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates         77,782    76,121    71,747    65,259    64,535
  Allowance for loan losses                                      (987)     (987)     (983)     (969)     (958)
  Fair value (depreciation) appreciation of securities
   available
   for sale                                                      (310)      129       530       316       170
  Cash and demand balances due from banks                       3,087     3,562     3,645     3,347     3,366
  Properties and equipment, accrued income and other assets     5,978     5,466     5,114     3,989     3,811
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $85,550   $84,291   $80,053   $71,942   $70,924
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing liabilities:
   NOW and money market accounts                              $16,549   $16,804   $17,472   $15,467   $15,689
   Savings accounts                                             3,207     3,818     4,158     5,037     5,190
   Time deposits of individuals                                15,457    14,898    16,619    17,802    19,454
   Other deposits                                               2,936     3,053     4,009     3,161     2,799
   Foreign deposits                                             3,128     2,679     1,715     1,052       859
   Federal funds borrowed                                       3,043     3,258     3,124     2,044     1,351
   Security repurchase agreements                               3,846     4,821     4,118     2,975     3,252
   Borrowed funds                                               2,687     2,879     3,005     2,771     2,309
   Long-term debt and capital securities                       16,454    13,316     7,698     4,972     3,611
-------------------------------------------------------------------------------------------------------------
      Total interest bearing liabilities/total interest
        expense/rates                                          67,307    65,526    61,918    55,281    54,514
  Noninterest bearing deposits                                 10,792    11,473     9,945     9,230     9,188
  Accrued expenses and other liabilities                        1,311     1,061     1,225     1,265     1,239
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              79,410    78,060    73,088    65,776    64,941
  Preferred stock                                                  30        31        28        --        56
  Common stock                                                  6,110     6,200     6,937     6,166     5,927
-------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                      6,140     6,231     6,965     6,166     5,983
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $85,550   $84,291   $80,053   $71,942   $70,924
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
-------------------------------------------------------------------------------------------------------------
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
-------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
-------------------------------------------------------------------------------------------------------------

NATIONAL CITY
2000 ANNUAL REPORT

--------------------------------------------------------------------------------

                       INTEREST                                        AVERAGE RATE
 ----------------------------------------------------  ------------------------------------------
   2000       1999       1998       1997       1996      2000     1999     1998     1997     1996
 ----------------------------------------------------  ------------------------------------------
 $2,194.8   $1,749.9   $1,641.1   $1,441.7   $1,265.3    8.84%    7.83%    8.15%    8.56%    8.49%
    549.6      537.6      576.8      587.5      622.3    8.83     8.62     9.00     8.95     8.61
  1,198.6      962.7      982.0      960.8    1,015.3    8.31     7.75     7.70     7.88     8.18
  1,126.7    1,147.6    1,086.4      984.9      975.3    8.53     8.30     8.63     8.75     8.55
    338.3      267.1      258.5      282.2      359.7   13.92    13.19    13.90    13.63    16.03
    393.2      285.2      280.3      247.6      206.2    9.35     8.61     9.04     9.16     9.13
 -------------------------------------------------------------------------------------------------
  5,801.2    4,950.1    4,825.1    4,504.7    4,444.1    8.88     8.22     8.49     8.73     8.81
    697.9      876.1      836.4      795.2      813.7    6.23     6.20     6.45     6.47     6.40
     64.4       71.4       75.8       69.9       59.9    8.12     8.24     8.04     8.95     9.05
 -------------------------------------------------------------------------------------------------
    762.3      947.5      912.2      865.1      873.6    6.36     6.32     6.56     6.61     6.54
     36.8       52.0       59.6       35.7       39.6    7.85     5.63     6.03     6.41     5.45
 -------------------------------------------------------------------------------------------------
 $6,600.3   $5,949.6   $5,796.9   $5,405.5   $5,357.3    8.49%    7.82%    8.08%    8.28%    8.30%
 $  621.3   $  519.6   $  542.0   $  497.6   $  459.5    3.76%    3.09%    3.10%    3.22%    2.93%
     53.4       64.6       82.9      102.6      123.8    1.67     1.69     1.99     2.04     2.39
    884.7      761.6      914.0      986.2    1,079.5    5.72     5.11     5.50     5.54     5.55
    183.9      155.3      218.0      171.8      154.7    6.26     5.09     5.44     5.43     5.53
    193.7      134.4       89.3       54.9       44.6    6.19     5.02     5.21     5.22     5.19
    195.5      166.2      167.8       91.6       84.1    6.43     5.10     5.37     4.48     6.23
    200.4      201.9      186.1      144.3      164.4    5.21     4.19     4.52     4.85     5.06
    164.7      144.2      168.5      180.1      130.8    6.13     5.01     5.61     6.50     5.66
  1,110.6      764.8      476.4      323.1      232.4    6.75     5.74     6.19     6.50     6.44
 -------------------------------------------------------------------------------------------------
 $3,608.2   $2,912.6   $2,845.0   $2,552.2   $2,473.8    5.36%    4.45%    4.59%    4.62%    4.54%
 -------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------
 $2,992.1   $3,037.0   $2,951.9   $2,853.3   $2,883.5
 -------------------------------------------------------------------------------------------------
                                                         3.13%    3.37%    3.49%    3.66%    3.76%
                                                          .72      .62      .62      .71      .71
 -------------------------------------------------------------------------------------------------
                                                         3.85%    3.99%    4.11%    4.37%    4.47%
 -------------------------------------------------------------------------------------------------

                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED

The following table shows changes in tax-equivalent interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest bearing liabilities. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

---------------------------------------------------------------------------------------------------------------------------
                                                                   2000 VS 1999                          1999 VS 1998
                                                          ------------------------------     ------------------------------
                                                           DUE TO CHANGE IN                   DUE TO CHANGE IN
                                                          ------------------       NET       ------------------       NET
(IN MILLIONS)                                             VOLUME      RATE       CHANGE      VOLUME      RATE       CHANGE
---------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN TAX-EQUIVALENT INTEREST INCOME -
Loans:
 Commercial                                               $193.8     $ 251.1     $444.9      $179.6     $ (70.8)    $108.8
 Real estate - commercial                                  (1.6)        13.6       12.0      (15.3)       (23.9)     (39.2)
 Real estate - residential                                155.0         80.9      235.9      (25.6)         6.3      (19.3)
 Consumer                                                 (51.6)        30.7      (20.9)     106.5        (45.3)      61.2
 Credit card                                               53.5         17.7       71.2       23.2        (14.6)       8.6
 Home equity                                               76.9         31.1      108.0       19.4        (14.5)       4.9
Securities                                                (190.0)        4.8     (185.2)      70.6        (35.3)      35.3
Federal funds sold, security resale agreements and other
  investments                                             (25.6)        10.4      (15.2)      (3.9)        (3.7)      (7.6)
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                                     $210.4     $ 440.3     $650.7      $354.5     $(201.8)    $152.7
---------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN INTEREST EXPENSE -
Deposits:
 NOW and money market accounts                            $(7.8)     $ 109.5     $101.7      $(20.7)    $  (1.7)    $(22.4)
 Savings accounts                                         (10.6)         (.6)     (11.2)      (6.8)       (11.5)     (18.3)
 Time deposits of individuals                              28.6         94.5      123.1      (94.5)       (57.9)    (152.4)
 Purchased deposits                                        16.7         71.2       87.9         .4        (18.0)     (17.6)
Federal funds borrowed, security repurchase agreements
  and borrowed funds                                      (64.2)       112.5       48.3       33.9        (44.0)     (10.1)
Long-term debt and capital securities                     179.8        166.0      345.8      348.4        (60.0)     288.4
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                                     $142.5     $ 553.1     $695.6      $260.7     $(193.1)    $ 67.6
---------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN TAX-EQUIVALENT NET INTEREST
  INCOME                                                                         $(44.9)                            $ 85.1
---------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME

Details of noninterest income follow:

-----------------------------------------------------------------
       (IN THOUSANDS)             2000        1999        1998
-----------------------------------------------------------------
Mortgage banking revenue       $  478,954  $  389,292  $  327,247
Deposit service charges           442,753     420,448     384,938
Item processing revenue           412,444     416,782     484,503
Trust and investment
  management fees                 334,627     325,856     311,050
Card-related fees                 188,024     191,677     201,168
Other service fees                103,453      90,421      91,869
Brokerage revenue                  98,157     104,031      90,477
Other                             368,970     303,902     288,431
-----------------------------------------------------------------
TOTAL FEES AND OTHER INCOME     2,427,382   2,242,409   2,179,683
Net securities gains               56,852     138,360     134,459
-----------------------------------------------------------------
TOTAL NONINTEREST INCOME       $2,484,234  $2,380,769  $2,314,142
-----------------------------------------------------------------

Fees and other income for 2000 reached $2,427.4 million, up 8.2% from $2,242.4 million in 1999 with solid growth in mortgage banking revenue, deposit service charges, trust and investment management fees and other service fees. Item processing revenue in 2000, generated by National Processing, Inc. ("National Processing"), National City's 87%-owned item processing subsidiary, also improved significantly due to new and expanded customer relationships, but this growth was masked by a decline in revenue related to business units divested in 1999, which had contributed $56.7 million to 1999 revenue. A higher level of other income, driven mainly by gains on asset sales, also contributed to the overall increase in fees and other income in 2000.

The increase in fees and other income in 1999 was supported by growth in most fee income categories other than item processing revenue, which was unfavorably affected by business line divestitures. Card-related fees also declined in 1999 as lower service fees were earned on securitized credit card receivables, which had begun to amortize.

Mortgage banking revenue climbed 23.0% to $479.0 million in 2000, following a 19.0% increase to $389.3 million in 1999. Higher origination volumes and servicing income drove the increases in both 2000 and 1999, due largely to purchase acquisitions in the second half of 1999 of First Franklin Financial Companies, Inc. and the conforming mortgage production units of Accubanc Mortgage Corporation. Revenue in 2000 also benefited from gains of $13.6 million and $10.6 million related to the sales of mortgage servicing rights and certain low-spread adjustable-rate mortgage loans, respectively. Mortgage banking loan originations were strong in 2000, totaling $22.0 billion, up from $17.9 billion in 1999 and from $19.5 billion in 1998. The residential loan servicing portfolio advanced to $57.4 billion at December 31, 2000, up from $46.7 billion at December 31, 1999 and $35.3 billion at December 31, 1998. Gains on conforming loans sold to the secondary market totaled $154.1 million in 2000, compared to $170.0 million in 1999 and $165.5 million in 1998. Gains on nonconforming loans sold to third parties by First Franklin were $52.4 million

NATIONAL CITY
2000 ANNUAL REPORT
in 2000, up slightly from $42.7 million in the four months following acquisition in 1999, due to the Corporation's decision in 2000 to retain a substantial portion of First Franklin's loan production. Although retaining this production caused mortgage banking revenue to rise less than if the loans had been sold outright at a premium, the Corporation expects to derive greater lifetime value from holding these loans on the balance sheet.

Deposit service charges rose to $442.8 million in 2000, up from $420.4 million in 1999 and $384.9 million in 1998. Higher cash management activity, increased customer debit card usage and fewer waived fees led to the increase in deposit service charges in 2000. Revenue in 1999 also benefited from an increase in transaction volume and improved deposit fee management along with a more standardized fee structure implemented following the Corporation's reorganization along functional lines.

Item processing revenue was $412.4 million in 2000, compared to $416.8 million in 1999 and $484.5 million in 1998. The totals for 1999 and 1998 include revenues of $56.7 million and $153.5 million generated by the business units National Processing divested in the first half of 1999. Excluding the effects of the divested units, item processing revenue in 2000 grew 14.5% over 1999 core revenue of $360.1 million, which had improved from core revenue in 1998 of $331.0 million. National Processing's focus on winning new customers in both the national and regional markets, the accelerating growth in debit card acceptance and usage and the increasing preference for credit and debit cards as the payment of choice over checks and cash have driven the increases in core revenue during the past two years.

Trust and investment management fees, which includes both institutional trust and personal wealth management, grew to $334.6 million in 2000, up from $325.9 million in 1999 and $311.1 million in 1998. A higher level of assets under management supported the revenue increases in both 2000 and 1999. At December 31, 2000, National City had total assets under administration of $145.9 billion, compared to $142.1 billion at the end of 1999. Assets under administration at year-end 2000 included $68.0 billion of assets under management, which despite a difficult year for the equity markets, were up 6.9% from $63.6 billion at the end of 1999. Included in assets under management at December 31, 2000 were proprietary Armada()(R) mutual fund balances of $16.9 billion.

Card-related fees declined in both 2000 and 1999 despite new business volume due to reduced servicing income from certain credit card securitizations, which began to wind down in 1998. As a credit card securitization winds down, receivable balances are transferred back into the on-balance-sheet loan portfolio and interest-related revenue streams shift from fee income to net interest income. During 2000, the Corporation sold through securitization an additional $600 million of credit card receivables. Fees for servicing these receivables were included in card-related fee income.

Other service fees increased 14.4% to $103.5 million in 2000, following a modest decline in service fees in 1999, due primarily to growth in fees from syndicated lending activities.

Brokerage revenue, which decreased to $98.2 million in 2000 from $104.0 million in 1999, was hampered in 2000 by weaker stock market conditions, which resulted in reduced retail and investment banking activity. In contrast, revenue in 1999 benefited from growth in retail sales and investment banking transactions brought about by strength in the equity markets.

Other income in 2000 included gains of $74.2 million on the sale of $2.0 billion of low-spread student loans and $27.2 million on the securitization of credit card receivables. In 1999, other income included gains of $101.8 million related to the sales of certain equity interests partially offset by a $60.8 million loss, net of minority interest, recognized in conjunction with the National Processing business line divestitures. Also included in other income are gains from venture capital investments, which increased to $37.1 million in 2000 from $16.6 million in 1999. In comparison to 1998, the 1999 loss on business line divestitures and reduced branch sale gains offset a large portion of the increase in income attributable to the sales of equity interests.

Net realized securities gains and losses are summarized as follows:

-----------------------------------------------------------------
         (IN THOUSANDS,
    EXCEPT PER SHARE AMOUNTS)        2000       1999       1998
-----------------------------------------------------------------
Net realized gains (losses):
 Debt securities                   $(55,958)  $ 12,187   $ 24,553
 Equity securities                  112,810    126,173    109,906
-----------------------------------------------------------------
Net pretax gains                     56,852    138,360    134,459
Tax expense                          19,898     48,426     47,061
-----------------------------------------------------------------
EFFECT ON NET INCOME               $ 36,954   $ 89,934   $ 87,398
-----------------------------------------------------------------
EFFECT ON NET INCOME PER DILUTED
  SHARE                                $.06       $.14       $.13
-----------------------------------------------------------------

Gains and losses on debt securities are generated mainly from the investment portfolio maintained for interest rate risk and liquidity management purposes, while equity securities gains are generated primarily from the Corporation's internally-managed equity portfolio of bank and thrift common stock investments.

In conjunction with the Corporation's balance sheet restructuring efforts in 2000, the Corporation sold $3.7 billion of lower-yielding, fixed-rate debt securities and recognized pretax losses of $56.3 million. The losses on an after-tax basis were $36.6 million, or $.06 per diluted share.

In addition to gains from bank and thrift common stock investments, equity securities gains in 1999 included a pretax gain of $32.1 million from the sale of Concord EFS, Inc. common stock.

Further discussion on both transactions is discussed in Note 4 to the Consolidated Financial Statements.
                                                                              11

                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED

NONINTEREST EXPENSE

Details of noninterest expense follow:

---------------------------------------------------------------------
        (IN THOUSANDS)              2000         1999         1998
---------------------------------------------------------------------
Salaries                         $1,375,177   $1,281,524   $1,309,820
Benefits and other personnel        252,083      276,879      284,937
Equipment                           229,476      209,774      212,871
Net occupancy                       209,229      202,077      202,664
Third-party services                197,485      193,148      226,262
Card-related fees                   167,657      149,260      139,416
Postage and supplies                121,453      125,880      141,525
Intangibles amortization             87,961       75,351       65,186
Marketing and public relations       83,747       64,548       63,608
Telephone                            81,301       73,973       74,963
Travel and entertainment             59,505       51,847       52,621
State and local taxes                39,136       52,724       45,687
Merger charges                           --           --      379,376
Other                               279,699      225,519      178,177
---------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE        $3,183,909   $2,982,504   $3,377,113
---------------------------------------------------------------------

Noninterest expense was $3,183.9 million in 2000, $2,982.5 million in 1999 and $3,377.1 million in 1998. Noninterest expense in 2000 increased $201.4 million over 1999 due to increased expenses and intangibles amortization from purchase acquisitions in the second half of 1999, charges incurred in connection with realignment of the consumer finance business line, expenditures related to upgrading technology processes and product offerings, along with customer quality and branding initiatives, and volume-driven expense increases related to item processing activities. Somewhat offsetting these increases were reductions in employee benefits and state and local tax expense, lower expenses stemming from the 1999 business line divestitures at National Processing and charges taken in 1999 pursuant to a plan to improve the cost-efficiency of branch office facilities, along with certain unrelated executive contract obligations.

Merger charges of $379.4 million incurred in 1998 in connection with the acquisitions of First of America Bank Corporation ("First of America") and Fort Wayne National Corporation ("Fort Wayne") were the primary factor behind the decline in noninterest expense from 1998 to 1999.

Salaries expense fell in 1999 due to merger-related synergies but were driven up in 2000 by the effects of the purchase acquisitions in the second half of 1999. These factors similarly affected benefits and other personnel costs with the increase from purchase acquisitions being overshadowed in 2000 by expense reductions related to benefit plans and the capitalization of internal software development costs. Salaries expense in 1999 also included the aforementioned executive contract obligations.

Volume increases in credit and debit card processing activity due to an expanded customer base at National Processing resulted in the card-related fee increases in both 2000 and 1999.

Marketing and public relations expense rose in 2000 as the Corporation stepped up efforts to increase market awareness of the National City brand name and to promote new and expanded product offerings.

State and local taxes declined in 2000 due to refunds received.

Other noninterest expense in 2000 was unfavorably affected by $44.0 million of charges related to the fourth quarter realignment of the consumer finance business line, a $7.1 million charge for goodwill and fixed-asset impairment associated with divesting a small operating unit at National Processing, a $2.5 million charge for branch closings and consolidations at National City Mortgage Company and a higher level of fraud and other operational losses. The $44.0 million of consumer finance charges included write-downs to automobile lease residual values totaling $26.0 million and losses associated with the decision to cease originating automobile leases and close certain nonconforming loan production channels, including $9.0 million for goodwill impairment, $3.7 million for severance costs, $2.9 million for facilities closures and lease obligations and $2.4 million for fixed-asset impairment and other costs. The consumer finance realignment is discussed further in Note 4 to the Consolidated Financial Statements. Other noninterest expense also includes an additional $15.0 million write-down of automobile lease residual values in the second quarter of 2000.

Other noninterest expense in 1999 included a $28.6 million charge pursuant to a plan to improve the cost efficiency of branch office facilities.

Fluctuations in the remaining expense categories from 1999 to 2000 were primarily due to purchase acquisitions in the second half of 1999 and from merger synergies in comparing 1999 to 1998.

The efficiency ratio, which expresses expense as a percentage of tax-equivalent net interest income and total fees and other income, was 58.8% in 2000, 56.5% in 1999 and, excluding merger charges, 58.4% in 1998. While the ratio showed improvement from 1998 to 1999, a moderate decline in net interest income and a higher level of expenses, including the consumer finance realignment charges, caused modest slippage in the ratio in 2000.

NATIONAL CITY
2000 ANNUAL REPORT

LINE OF BUSINESS RESULTS

During 2000, National City's operations were managed along the following six major lines of business: retail sales and distribution, corporate banking, consumer finance, asset management, National City Mortgage and National Processing. A description of each business, selected financial information and the methodologies used to measure financial performance are presented in Note 23 to the Consolidated Financial Statements. During the third quarter of 2000, National City announced several organizational changes, which, once operationally complete, may result in changes to the presentation of the line of business results in future periods.

Net income (loss) by line of business follows:

----------------------------------------------------------------
         (IN MILLIONS)              2000       1999       1998
----------------------------------------------------------------
Retail sales and distribution     $  521.5   $  519.3   $  508.6
Corporate banking                    429.7      390.5      419.4
Consumer finance                     150.4      151.5      117.5
Asset management                     144.8      146.6      126.7
National City Mortgage                61.4       77.7       69.5
National Processing                   43.4      (37.4)      13.4
Parent and other                     (48.8)     157.3     (184.4)
----------------------------------------------------------------
CONSOLIDATED NET INCOME           $1,302.4   $1,405.5   $1,070.7
----------------------------------------------------------------

Net income for retail sales and distribution was $521.5 million in 2000, a modest increase over $519.3 million in 1999 and $508.6 million in 1998. Results for retail sales and distribution in 2000 were dampened by lower net interest income, a higher loan loss provision and a decline in noninterest income, offset by lower noninterest expense. A reduced level of earning assets, due in part to the sale of $1.0 billion of low-spread adjustable-rate mortgages, along with a lower level of core deposits, held down net interest income growth in 2000, while a higher level of net charge-offs drove the increased provision for loan losses. Branch sale gains of $9.5 million and gains from a higher level of intercompany servicing sales boosted 1999 noninterest income. Noninterest expense has benefited over the past year from cost efficiencies achieved through branch reconfiguration and ongoing functional centralization efforts. These cost efficiencies, combined with merger integration savings related to National City's merger with First of America, also led to the increase in net income over 1998.

Corporate banking net income in 2000 of $429.7 million improved over net income of $390.5 million in 1999 and $419.4 million in 1998. Strong growth in commercial loans and leases and improved spreads drove the increase, offset to some extent by a higher loan loss provision. Expansion in the Detroit, Philadelphia and Chicago markets and a focus on specialized lending products, including syndications, were valuable contributors to the growth in loans. The increase in the provision for loan losses resulted from a higher level of net charge-offs. Syndicated lending activities also contributed to the increase in noninterest income in 2000, along with growth in cash management fees. Noninterest expense rose due to an increase in personnel-related costs. Results in 1999 declined from 1998 principally due to an increase in the loan loss provision and a reduction in net interest income caused by lower loan spreads.

Consumer finance net income was $150.4 million in 2000, compared to $151.5 million in 1999 and $117.5 million in 1998. Results for consumer finance in 2000 included the $74.2 million gain from the sale of student loans, write-downs to automobile lease residual values totaling $41.0 million and other charges totaling $18.0 million recorded in connection with management's decision to close certain nonconforming loan production channels and exit the automobile leasing business. Excluding these items, net income for 2000 was down compared to 1999 due to tighter margins in the dealer finance business, the loss of spread income as a result of the sale of the student loans and net overhead attributable to the acquisition of First Franklin in the third quarter of 1999. Compared to 1998, results in 1999 were boosted by record loan origination volumes.

Asset management, which includes institutional trust, brokerage and personal wealth management, reported net income of $144.8 million in 2000, essentially flat with 1999 net income of $146.6 million, but up from net income in 1998 of $126.7 million. Despite an increase in assets under management and loan growth, results for asset management in 2000 were constrained primarily by reduced fee income from brokerage activities. New business and the strength of the equity markets drove the increase in net income in 1999.

Net income for National City Mortgage was $61.4 million in 2000, compared to $77.7 million in 1999 and $69.5 million in 1998. Results for this business unit in 2000 were affected by the higher level of interest rates prevalent throughout most of the year.

Net income for National Processing was up significantly in 2000. Results for 1999 included a $69.9 million loss from the divestiture of four business lines. Excluding this loss from last year's earnings, net income in 2000 increased over 1999 on the strength of revenue growth in the merchant card processing business.

                                                             NATIONAL CITY
                                                             2000 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED

FINANCIAL CONDITION

Average earning assets increased in 2000 to $77.8 billion from $76.1 billion in 1999 and $71.7 billion in 1998. Solid growth in commercial, residential real estate and home equity loans, offset in part by the sales or securitization of loans and securities, fueled the year-over-year increase. Strong loan originations and an increase in the securities portfolio contributed most prominently to the increase in average earning assets during 1999.

LOANS: Loan balances by portfolio type at December 31 follow:

---------------------------------------------------------------------
    (IN MILLIONS)      2000      1999      1998      1997      1996
---------------------------------------------------------------------
Commercial            $26,704   $23,403   $22,243   $18,218   $15,739
Real estate -
  commercial            6,511     6,012     6,252     6,411     6,817
Real estate -
  residential          13,357    10,396    10,777    10,812    11,823
Consumer               12,101    14,367    13,710    11,532    11,350
Credit card             2,152     2,340     1,852     2,048     2,240
Home equity             4,779     3,686     3,177     2,973     2,473
---------------------------------------------------------------------
TOTAL LOANS           $65,604   $60,204   $58,011   $51,994   $50,442
---------------------------------------------------------------------

The percentage of loans in each category to total loans at year end follows:

----------------------------------------------------------------
                           2000    1999    1998    1997    1996
----------------------------------------------------------------
Commercial                  40.7%   38.9%   38.2%   35.1%   31.3%
Real estate - commercial     9.9    10.0    10.8    12.3    13.5
Real estate - residential   20.4    17.3    18.6    20.8    23.4
Consumer                    18.4    23.8    23.7    22.2    22.5
Credit card                  3.3     3.9     3.2     3.9     4.4
Home equity                  7.3     6.1     5.5     5.7     4.9
----------------------------------------------------------------
TOTAL                      100.0%  100.0%  100.0%  100.0%  100.0%
----------------------------------------------------------------

Commercial: Commercial loans grew 14.1% in 2000 due to continued strong demand in local markets, successful expansion in the Detroit, Chicago and Philadelphia markets and a greater emphasis on specialized lending, including syndications. The commercial lease portfolio, included in commercial loans, grew to $1.8 billion at December 31, 2000, up from $1.2 billion at December 31, 1999.

A maturity distribution and interest rate information for commercial loans at December 31, 2000 follows:

----------------------------------------------------------------------
                          ONE YEAR     ONE TO        OVER
     (IN MILLIONS)        OR LESS    FIVE YEARS   FIVE YEARS    TOTAL
----------------------------------------------------------------------
Variable-rate             $ 8,552     $10,551       $2,495     $21,598
Fixed-rate                  1,507       2,711          888       5,106
----------------------------------------------------------------------
TOTAL                     $10,059     $13,262       $3,383     $26,704
----------------------------------------------------------------------

Commercial Real Estate: At December 31, 2000, commercial real estate loans totaled $6.5 billion, compared to $6.0 billion at year-end 1999. Profitable lending opportunities, primarily in Ohio, prompted the growth in commercial real estate in 2000. During 1999, the Corporation deliberately pared back this portfolio to reduce exposure to certain markets and property types.

Activities in commercial real estate are based primarily on relationships with developers who are active in National City's local markets, with more than 90% of outstandings in National City's six-state banking market.

Residential Real Estate: The residential real estate category includes both conforming and nonconforming mortgage loans. Nonconforming mortgages are primarily generated by the Corporation's First Franklin and Altegra Credit Company subsidiaries and represent loans that are not saleable in the secondary market for conforming loans due to the characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or some combination thereof, among other factors. As of December 31, 2000, nonconforming mortgage loans generated by these subsidiaries comprised approximately 50% of the residential real estate portfolio, compared to approximately 16% at the end of 1999. During 2000, as part of a focused effort to retain higher-value assets, $2.7 billion of First Franklin's production was retained in the residential real estate portfolio. The retention of these loans accounted for the majority of the increase in the residential real estate portfolio from 1999 to 2000.

Conforming mortgage loans are originated primarily by National City Mortgage through a network of retail offices and wholesale/broker branches, and by the retail line of business through traditional banking channels. Substantially all conforming loan originations are sold in the secondary market. The right to service the loans and receive servicing fee income is generally retained by the Corporation. The off-balance-sheet portfolio of loans serviced for other investors grew to $57.4 billion at December 31, 2000, up 22.8% from $46.7 billion at December 31, 1999, due to strong conforming loan originations.

Consumer: Consumer loans were $12.1 billion at year- end 2000, down from $14.4 billion at year-end 1999 due principally to the sale of $2.0 billion of lower-yielding student loans in 2000. At December 31, 2000, the consumer loan portfolio consisted of 58% indirect installment loans, including auto, marine and RV loans, 23% direct installment loans, 15% retail automobile leases and 4% student loans. Exclusive of student loans, the mix of the portfolio was comparable to 1999. In December 2000, National City announced its intention to exit the automobile leasing business and ceased origination of new leases.

Credit Card: Credit card balances, including unsecured personal and business lines of credit, declined in 2000 due to the securitization of $600 million of credit card receivables during the year and the transfer of $425 million of loans out of portfolio and into the held-for-securitization category at year end, offset in part by loans being transferred back onto the balance sheet as other securitizations unwound. Off-balance-sheet securitized credit card receivables totaled $630 million at December 31, 2000, compared to $500 million at December 31, 1999.

Home Equity: Home equity loans consist primarily of revolving lines of credit and totaled $4.8 billion at December 31, 2000, up 29.7% from $3.7 billion at December 31, 1999. Aggressive marketing campaigns and a heightened focus on cross-selling these loans to mortgage customers led to the sharp growth in balances. Growth in 1999 compared to 1998 was driven by the expansion of this product offering through national distribution channels.


NATIONAL CITY
2000 ANNUAL REPORT

SECURITIES: Securities balances at December 31 follow:

---------------------------------------------------------------------
    (IN MILLIONS)       2000     1999      1998      1997      1996
---------------------------------------------------------------------
U.S. Treasury and
  Federal agency
  debentures           $1,125   $ 1,171   $ 1,212   $ 2,074   $ 3,171
Mortgage-backed
  securities            5,515     9,629     9,719     8,224     7,420
Asset-backed and
  corporate debt
  securities            1,440     2,633     3,044     1,625       991
States and political
  subdivisions            767       826       917       824       723
Other securities          964       921       809       519     1,015
---------------------------------------------------------------------
TOTAL AMORTIZED COST   $9,811   $15,180   $15,701   $13,266   $13,320
---------------------------------------------------------------------
TOTAL FAIR VALUE       $9,904   $14,904   $16,119   $13,798   $13,412
---------------------------------------------------------------------

The Corporation uses securities to generate interest and dividend revenue, to manage interest rate risk and to provide liquidity to meet operating cash needs.

Securities balances declined in 2000 as a result of the sale of $3.7 billion of primarily lower-yielding, fixed-rate debt securities and runoff due to normal paydown and maturity activity. At December 31, 2000, the securities balance included a net unrealized gain, representing the difference between the fair value of the securities and their amortized cost, of $93.2 million, compared to a net unrealized loss of $275.9 million at December 31, 1999. Unrealized gains and losses in the securities portfolio are included in stockholders' equity, net of tax. The sale of the lower-yielding, fixed-rate debt securities and a decline in year-over-year long-term interest rates led to the appreciation in the fair value of the securities in 2000. The weighted-average yield on debt securities included in the portfolio at December 31, 2000 was 6.41%, compared to 6.44% at December 31, 1999.

FUNDING: Core deposits, the most significant source of funding, include noninterest bearing deposits, NOW and money market accounts, savings accounts and time deposits of individuals. Core deposit balances in 2000 were relatively stable compared to 1999. During 2000, the Corporation introduced several branding and customer-retention initiatives aimed at growing the core deposit base, which had declined in previous years as competition and shifting customer preferences made it more difficult to retain this typically lower-cost source of funding.

Short-term borrowings are comprised primarily of Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes and commercial paper. Short-term borrowings generally fund short-term, rate-sensitive earning asset growth. Long-term debt and capital securities include senior and subordinated debt issued by the Corporation and its bank subsidiaries. During 2000 and 1999, the Corporation increased its reliance on long-term debt, through the issuance of senior bank notes and subordinated debt, to fund loan growth and its share repurchase program.

Average funding sources follow:

----------------------------------------------------------------------
    (IN MILLIONS)       2000      1999      1998      1997      1996
----------------------------------------------------------------------
Core deposits          $46,005   $46,993   $48,194   $47,536   $49,521
Purchased deposits       6,064     5,732     5,724     4,213     3,658
Short-term borrowings    9,576    10,958    10,247     7,790     6,912
Long-term debt and
  capital securities    16,454    13,316     7,698     4,972     3,611
Stockholders' equity     6,140     6,231     6,965     6,166     5,983
----------------------------------------------------------------------
TOTAL FUNDING          $84,239   $83,230   $78,828   $70,677   $69,685
----------------------------------------------------------------------

The percentage of each funding source to total funding follows:

----------------------------------------------------------------
                       2000     1999     1998     1997     1996
----------------------------------------------------------------
Core deposits           54.6%    56.4%    61.1%    67.3%    71.1%
Purchased deposits       7.2      6.9      7.3      6.0      5.2
Short-term borrowings   11.4     13.2     13.0     11.0      9.9
Long-term debt and
  capital securities    19.5     16.0      9.8      7.0      5.2
Stockholders' equity     7.3      7.5      8.8      8.7      8.6
----------------------------------------------------------------
TOTAL                  100.0%   100.0%   100.0%   100.0%   100.0%
----------------------------------------------------------------

Further detail of average deposits follows:

----------------------------------------------------------------------
    (IN MILLIONS)       2000      1999      1998      1997      1996
----------------------------------------------------------------------
Noninterest bearing
  deposits             $10,792   $11,473   $ 9,945   $ 9,230   $ 9,188
NOW and money market
  accounts              16,549    16,804    17,472    15,467    15,689
Savings accounts         3,207     3,818     4,158     5,037     5,190
Time deposits of
  individuals           15,457    14,898    16,619    17,802    19,454
----------------------------------------------------------------------
  Core deposits         46,005    46,993    48,194    47,536    49,521
----------------------------------------------------------------------
Other deposits           2,936     3,053     4,009     3,161     2,799
Foreign deposits         3,128     2,679     1,715     1,052       859
----------------------------------------------------------------------
  Purchased deposits     6,064     5,732     5,724     4,213     3,658
----------------------------------------------------------------------
TOTAL DEPOSITS         $52,069   $52,725   $53,918   $51,749   $53,179
----------------------------------------------------------------------

Certificates of deposit of $100,000 or more totaled $6.2 billion at December 31, 2000, of which $1.3 billion mature within three months, $.5 billion mature within three to six months, $2.0 billion mature within six months to one year and $2.4 billion mature beyond one year.

                                                             NATIONAL CITY
                                                             2000 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED

ASSET QUALITY

The Corporation's loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, requiring collateral and employing standard lending policies and underwriting criteria across the Corporation. The following tables provide information and statistics on the overall quality of National City's loan portfolio. Note 1 to the Consolidated Financial Statements describes the Corporation's accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance, including both the allocated and unallocated components. The Corporation's policies governing nonperforming loans and charge-offs are consistent with regulatory standards.

NONPERFORMING ASSETS: Nonaccrual and restructured loans and other nonperforming assets at December 31 follow:

------------------------------------------------------------------
(DOLLARS IN MILLIONS)    2000     1999     1998     1997     1996
------------------------------------------------------------------
Commercial:
 Nonaccrual             $183.1   $130.2   $ 95.4   $108.9   $119.6
 Restructured               .1       .2       .4      1.1      3.5
------------------------------------------------------------------
Total commercial         183.2    130.4     95.8    110.0    123.1
------------------------------------------------------------------
Real estate mortgage:
 Nonaccrual              185.6    137.0    120.2    123.4    104.5
 Restructured               .2      1.8      2.6      4.4      6.1
------------------------------------------------------------------
Total real estate
  mortgage               185.8    138.8    122.8    127.8    110.6
------------------------------------------------------------------
TOTAL NONPERFORMING
  LOANS                  369.0    269.2    218.6    237.8    233.7
Other real estate
  owned (OREO)            33.3     19.9     29.9     35.5     48.7
------------------------------------------------------------------
TOTAL NONPERFORMING
  ASSETS                $402.3   $289.1   $248.5   $273.3   $282.4
------------------------------------------------------------------
LOANS 90 DAYS PAST DUE
  ACCRUING INTEREST     $341.8   $230.0   $209.5   $136.1   $133.8
------------------------------------------------------------------
NONPERFORMING LOANS
  AND OREO AS A
  PERCENT OF:
  Loans and OREO           .61%     .48%     .43%     .53%     .56%
  Assets                   .45      .33      .28      .36      .39
  Equity                  5.94     5.05     3.54     4.44     4.54
------------------------------------------------------------------

At December 31, 2000, nonperforming assets totaled $402.3 million, compared with $289.1 million at year-end 1999 and $248.5 million at year-end 1998. Nonperforming assets increased in both 2000 and 1999 due to weakness in the healthcare sector and higher delinquencies in residential real estate loans, primarily due to growth in nonconforming mortgages. Growth in the nonconforming mortgage portfolio also led to the increase in loans 90 days past due accruing interest in both 2000 and 1999.

ALLOWANCE FOR LOAN LOSSES: A reconciliation of the allowance for loan losses follows:

----------------------------------------------------------------------
(DOLLARS IN MILLIONS)   2000      1999      1998      1997      1996
----------------------------------------------------------------------
BALANCE AT
  BEGINNING OF
  YEAR                 $ 970.5   $ 970.2   $ 941.9   $ 958.7   $ 947.0
Provision                286.8     249.7     201.4     225.4     239.9
Allowance related to
  loans acquired
  (sold or
  securitized)           (42.4)       .1      27.4     (19.5)       .1
Charge-offs:
 Commercial               96.4      81.4      43.7      63.7      67.0
 Real estate -
   commercial              6.9       6.9       9.3       8.1       6.1
 Real estate -
   residential            24.5      16.8      17.2      14.6      18.9
 Consumer                167.4     174.8     146.7     157.9     168.5
 Credit card             105.6     101.0      95.7     111.8     115.3
 Home equity               7.2       6.9       8.8       4.7       4.9
----------------------------------------------------------------------
Total charge-offs        408.0     387.8     321.4     360.8     380.7
----------------------------------------------------------------------
Recoveries:
 Commercial               17.9      19.7      25.4      28.1      40.0
 Real estate -
   commercial              4.0       8.7       7.3       7.2       4.0
 Real estate -
   residential              .9       1.8       1.2       2.3       7.1
 Consumer                 73.0      82.7      63.8      77.6      79.5
 Credit card              22.2      21.4      19.8      21.2      20.5
 Home equity               3.7       4.0       3.4       1.7       1.3
----------------------------------------------------------------------
Total recoveries         121.7     138.3     120.9     138.1     152.4
----------------------------------------------------------------------
NET CHARGE-OFFS          286.3     249.5     200.5     222.7     228.3
----------------------------------------------------------------------
BALANCE AT END OF
  YEAR                 $ 928.6   $ 970.5   $ 970.2   $ 941.9   $ 958.7
----------------------------------------------------------------------
LOANS OUTSTANDING AT
  DECEMBER 31          $65,604   $60,204   $58,011   $51,944   $50,442
----------------------------------------------------------------------
ALLOWANCE AS A
  PERCENTAGE OF:
  Loans                   1.42%     1.61%     1.67%     1.81%     1.90%
  Nonperforming loans    251.7     360.5     443.8     396.1     410.2
----------------------------------------------------------------------

National City maintains an allowance for loan losses sufficient to absorb estimated probable losses inherent in the loan portfolio. The evaluation of each element and the overall allowance are based on the size and current risk characteristics of the loan portfolio and include an assessment of individual problem loans, actual loss experience, economic trends in specific industries and geographical areas, and other factors including regulatory guidance and general economic conditions.

While management considers the Corporation's allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, management's assumptions as to future delinquencies or loss rates, and management's intent with regard to asset disposition options. In addition, the Corporation's allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on their review, the agencies may require the Corporation to adjust the allowance for loan

NATIONAL CITY
2000 ANNUAL REPORT
losses based on their judgments about information available to them at the time of their review.

As portfolio loans are identified for sale or securitization, the balances, along with the attributable allowance for loan losses, are reclassified to a held-for-sale or securitization classification on the balance sheet. In 2000, $42.4 million of allowance, attributable to portfolio loans sold or securitized during the year and additional loans planned for securitization in early 2001, became direct adjustments to the bases of these loans.

Net charge-offs increased in 2000 due to portfolio growth, a shift in mix toward nonconforming loans and weakness in commercial credits, particularly leveraged transactions.

An allocation of the ending allowance for loan losses by portfolio type follows:

----------------------------------------------------------------------
    (IN MILLIONS)       2000      1999      1998      1997      1996
----------------------------------------------------------------------
Commercial             $349.0    $241.9    $217.8    $196.3    $197.0
Real estate(a)          128.8      93.1     102.0      93.7      96.3
Consumer and home
  equity                127.3     132.7     121.7     145.6     147.3
Credit card             120.3     134.5     101.7      81.3      82.2
Unallocated             203.2     368.3     427.0     425.0     435.9
----------------------------------------------------------------------
TOTAL ALLOWANCE        $928.6    $970.5    $970.2    $941.9    $958.7
----------------------------------------------------------------------

(a)Includes allowance allocated to both real estate - commercial and real estate - residential loan categories.

The allowance is allocated to the individual loan portfolios based on the specific risks and loss factors associated with each loan type. The allowance allocated to the commercial loan portfolio increased in 2000 reflecting increased risk in certain sectors, such as health care and leveraged transactions, a slowing economy and portfolio growth. Additional allowance was also allocated to the residential real estate portfolio due to a higher concentration of nonconforming loans. The unallocated portion of the allowance reflects estimated inherent but undetected losses within the portfolio that are probable due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, and risk factors that have not yet manifested themselves in loss allocation factors. The unallocated allowance has declined over the past two years as allowance has been allocated for the aforementioned weakness in commercial credits, particularly leveraged transactions, softer economic conditions, increased loss experience as portfolios have seasoned, as well as other factors.

Average loans by portfolio type follow:

----------------------------------------------------------------------
    (IN MILLIONS)       2000      1999      1998      1997      1996
----------------------------------------------------------------------
Commercial             $24,830   $22,359   $20,135   $16,837   $14,899
Real estate -
  commercial             6,222     6,239     6,407     6,562     7,230
Real estate -
  residential           11,721     9,922    10,634    11,472    12,112
Consumer                13,215    13,831    12,589    11,257    11,406
Credit card              2,430     2,025     1,860     2,070     2,244
Home equity              4,204     3,312     3,102     2,702     2,258
----------------------------------------------------------------------
TOTAL                  $62,622   $57,688   $54,727   $50,900   $50,149
----------------------------------------------------------------------

Net charge-offs as a percentage of average loans by portfolio type follow:

--------------------------------------------------------------
                              2000   1999   1998   1997   1996
--------------------------------------------------------------
Commercial                    .32%   .28%   .09%   .21%    .18%
Real estate - commercial      .05    (.03)  .03    .01     .03
Real estate - residential     .20    .15    .15    .11     .10
Consumer                      .71    .67    .66    .71     .78
Credit card                   3.43   3.93   4.08   4.37   4.23
Home equity                   .08    .09    .17    .11     .16
--------------------------------------------------------------
TOTAL NET CHARGE-OFFS TO
  AVERAGE LOANS               .46%   .43%   .37%   .44%    .46%
--------------------------------------------------------------

CAPITAL

The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. For further detail on capital ratios, see Note 14 to the Consolidated Financial Statements.

Stockholders' equity was $6.8 billion at December 31, 2000, up 18.2% from $5.7 billion at December 31, 1999. Reduced share repurchase activity and appreciation in the unrealized fair value of the securities portfolio in 2000 drove most of the growth in stockholders' equity. Book value per common share increased to $11.06 at December 31, 2000, from $9.39 at December 31, 1999. Book value per common share at December 31, 2000 included after-tax net unrealized gains on securities available for sale of $.10 compared to after-tax net unrealized losses of $.30 at year-end 1999.

During 2000 and 1999, the Corporation repurchased 2.5 million and 2.6 million shares, respectively, of its common stock in accordance with an October 1999 authorization by the Corporation's Board of Directors allowing for the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. As of December 31, 2000, 24.9 million shares remained available for repurchase under this authorization.

During 1999 and 1998, 50 million and 10 million shares, respectively, of the Corporation's common stock were repurchased in accordance with an October 1998 authorization by the Board of Directors, which allowed for the repurchase of up to 60 million shares of National City common stock, subject to an aggregate purchase limit of $2.7 billion.

In connection with the October 1999 authorization, the Corporation entered into an agreement with a third party that provides the Corporation with an option to purchase up to $300 million of National City common stock through the use of forward transactions. The forward transactions can be settled from time to time, at the Corporation's election, on a physical, net cash or net share basis. In the case of net cash or net share settlement, the amount at which these forward purchases can be settled depends primarily on the number of shares to be settled and the future market price of the Corporation's common stock as compared with the forward purchase price per share. At December 31, 2000, the Corporation had open forward transactions involving

                                                            NATIONAL CITY
                                                            2000 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED

9.3 million shares of its common stock. These forward transactions were settled in early January 2001 through physical share settlement whereby National City paid cash of $166.2 million, or $17.84 per share, to the third party in exchange for taking physical delivery of the 9.3 million shares. On the settlement date, common shares outstanding and stockholders' equity were reduced. The Corporation may, but is not obligated to, enter into further forward transactions with the third party until the agreement's final maturity date of April 19, 2002.

At December 31, 2000, the Corporation's market capitalization was $17.5 billion, and there were 68,981 common stockholders of record. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC."

The Corporation paid dividends of $1.14 per common share in 2000, representing a 7.5% increase over the $1.06 per share paid in 1999.

The dividend payout is continually reviewed by management and the Board of Directors. The dividend payout ratio, which shows the percentage of earnings per share declared to stockholders as dividends, has averaged over 50% for the past five years. It is management's intention to migrate to a lower payout ratio over time.

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

The main sources for parent company cash requirements have been dividends and returns of investment from its subsidiaries. At January 1, 2001, the amount of dividends the bank subsidiaries can pay to the parent company without prior regulatory approval was $1.2 billion, versus $1.4 billion at January 1, 2000. The subsidiary banks declared dividends to the parent company of $950.0 million in 2000 and $432.8 million in 1999. In 1999, the bank subsidiaries also provided liquidity to the parent company in the form of returns of capital totaling $1.4 billion.

As discussed in Note 14 to the Consolidated Financial Statements and Item 1 of Form 10-K (page 49), subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 26 may not represent cash immediately available for the payment of cash dividends to stockholders.

Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support short-term cash needs of the parent company and non-bank subsidiaries.

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

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets, liabilities and off-balance-sheet instruments, changes in relationships between rate indices and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors.

ASSET/LIABILITY MANAGEMENT: The primary goals of asset/liability management are to maximize net interest income and the net value of the Corporation's future cash flows within authorized interest rate risk limits.

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

Earnings Simulation Modeling: The Corporation's net income is affected by changes in the absolute level of interest rates. Net income is also subject to changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as investment margins widen. Earnings are also

NATIONAL CITY
2000 ANNUAL REPORT
affected by changes in spread relationships between certain rate indices, such as the prime rate and LIBOR.

The earnings simulation model forecasts the effects on income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships against earnings in a stable rate environment. This model includes assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Corporation's own loans. Noncontractual deposit growth rates and pricing are modeled on historical patterns.

The most recent earnings simulation model projects net income would increase by approximately .7% of stable-rate net income if rates were to fall gradually by two percentage points over the next year. It projects a decrease of approximately 1.0% if the rates were to rise gradually by two percentage points over the same period. The projected decrease is within the ALCO guideline of minus 4.0%.

Net Present Value Estimation: The Net Present Value ("NPV") measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the earnings simulation model, which assumes rates will experience a gradual change and then stabilize at a particular level after one year, implied forward rates are used for the NPV measure. The NPV measure also assumes a static balance sheet, versus the growth assumptions that are incorporated into the earnings simulation measure and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation. As with earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected growth in the core deposit portfolios. These assumptions are applied consistently in both models.

Based on the most recent net present value estimation, a 150 basis point immediate decrease in rates was estimated to reduce NPV by .7%. NPV was projected to decline by 3.7% if rates immediately increased by 150 basis points. Policy limits restrict the amount of the estimated decline in NPV to 7.0%.

Summary information about the interest-rate risk measures follows:

------------------------------------------------------------
                                              2000      1999
------------------------------------------------------------
ONE-YEAR NET INCOME SIMULATION PROJECTION
-200 bp Ramp vs. Stable Rate                    .7%      2.4%
+200 bp Ramp vs. Stable Rate                  -1.0%     -2.2%
STATIC NET PRESENT VALUE CHANGE
-150 bp Shock vs. Stable Rate                  -.7%      1.0%
+150 bp Shock vs. Stable Rate                 -3.7%     -6.9%
------------------------------------------------------------

As the measures presented above indicate, during 2000 the Corporation shifted to a less liability-sensitive position aided by asset sales, reduced reinvestment in securities and the use of off-balance-sheet instruments.

Interest Rate Risk Management: Financial instruments used to manage interest rate risk include on-balance-sheet investment securities and off-balance-sheet interest rate derivatives, which include interest rate swaps, interest rate caps and floors, and exchange-traded futures and options contracts. Interest rate derivatives have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of the liquidity position. See Notes 1, 2 and 22 to the Consolidated Financial Statements for further discussion of off-balance-sheet derivatives.

TRADING RISK MANAGEMENT: The Corporation maintains a trading account primarily to provide investment products and risk management services to its customers and, to a lesser extent, take proprietary risk positions. Trading risk is monitored on a regular basis through the use of the value-at-risk methodology ("VAR"). The Corporation primarily uses the historical simulation VAR method. VAR is defined as the potential overnight dollar loss from adverse market movements, with 97.5% confidence, based on historical prices and market rates. During 2000, the average, high and low VAR amounts were $.3 million, $.4 million and $.2 million, respectively, within the limit established by ALCO of $2.3 million. During 1999, the average, high, and low VAR amounts were $.5 million, $.6 million and $.4 million, respectively. Month-end VAR estimates are monitored regularly. Income from trading activities, including interest income, totaled $20.4 million in 2000, $18.6 million in 1999 and $23.1 million in 1998.

                                                             NATIONAL CITY
                                                             2000 ANNUAL REPORT

QUARTERLY DATA

FOURTH QUARTER SUMMARY

For the fourth quarter of 2000, net income was $308.0 million, or $.50 per diluted share, down from $343.5 million, or $.55 per diluted share, in the 1999 fourth quarter. Included in the 2000 fourth quarter results were pretax charges of $44.0 million, or $28.6 million after tax, incurred in connection with the realignment of the Corporation's consumer finance business, as well as after-tax charges of $4.0 million incurred in connection with the decision to close a small operating unit of National Processing. The effect of these charges was equivalent to $.05 per diluted share. Excluding these charges, net income declined due to increases in noninterest expense and the provision for loan losses, offset in part by increases in fees and other income and net securities gains.

For the fourth quarter of 2000, returns on average common equity and average assets were 18.8% and 1.44%, respectively, compared to 22.8% and 1.59%, respectively, for the 1999 fourth quarter.

QUARTERLY FINANCIAL INFORMATION

Unaudited quarterly results are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          FULL
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        FIRST          SECOND         THIRD          FOURTH          YEAR
---------------------------------------------------------------------------------------------------------------------------------
2000
CONDENSED INCOME STATEMENT
  Interest income                                          $1,580,019     $1,646,474     $1,651,957     $1,688,133     $6,566,583
  Interest expense                                            847,563        905,819        914,424        940,415      3,608,221
  Net interest income                                         732,456        740,655        737,533        747,718      2,958,362
  Provision for loan losses                                    66,326         68,691         70,363         81,415        286,795
  Fees and other income                                       557,366        674,328        590,878        604,810      2,427,382
  Net securities gains (losses)                                21,533        (42,780)        27,435         50,664         56,852
  Noninterest expense                                         759,093        785,070        785,309        854,437      3,183,909
  Income before income tax expense                            485,936        518,442        500,174        467,340      1,971,892
  Net income                                                  321,343        342,387        330,636        308,011      1,302,377
FINANCIAL RATIOS
  Return on average common equity                               22.45%         23.13%         21.13%         18.75%         21.29%
  Return on average assets                                       1.50           1.59           1.56           1.44           1.52
  Net interest margin                                            3.79           3.80           3.90           3.90           3.85
  Efficiency ratio                                              58.47          55.16          58.74          62.78          58.75
PER COMMON SHARE
  Basic net income                                               $.53           $.56           $.55           $.50          $2.14
  Diluted net income                                              .53            .56            .54            .50           2.13
  Dividends declared                                               --           .285           .285           .285           .855
  Dividends paid                                                 .285           .285           .285           .285           1.14
---------------------------------------------------------------------------------------------------------------------------------
1999
CONDENSED INCOME STATEMENT
  Interest income                                          $1,460,490     $1,440,265     $1,464,734     $1,547,120     $5,912,609
  Interest expense                                            704,355        691,321        717,255        799,656      2,912,587
  Net interest income                                         756,135        748,944        747,479        747,464      3,000,022
  Provision for loan losses                                    68,034         59,542         55,476         66,622        249,674
  Fees and other income                                       590,891        543,631        528,614        579,273      2,242,409
  Net securities gains                                         23,688         57,224         20,353         37,095        138,360
  Noninterest expense                                         739,202        757,235        705,963        780,104      2,982,504
  Income before income tax expense                            563,478        533,022        535,007        517,106      2,148,613
  Net income                                                  351,019        354,488        356,462        343,516      1,405,485
FINANCIAL RATIOS
  Return on average common equity                               21.12%         22.96%         23.79%         22.84%         22.64%
  Return on average assets                                       1.66           1.71           1.71           1.59           1.67
  Net interest margin                                            4.02           4.04           4.03           3.87           3.99
  Efficiency ratio                                              54.53          58.16          54.88          58.41          56.49
PER COMMON SHARE
  Basic net income                                               $.55           $.56           $.58           $.56          $2.25
  Diluted net income                                              .54            .56            .57            .55           2.22
  Dividends declared                                              .26            .27            .27           .285          1.085
  Dividends paid                                                  .26            .26            .27            .27           1.06
---------------------------------------------------------------------------------------------------------------------------------

NATIONAL CITY
2000 ANNUAL REPORT

STATISTICAL DATA


CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA(a)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                For the Calendar Year
---------------------------------------------------------------------------------------------------------------------------------
 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)     2000      1999      1998      1997      1996      1995      1994      1993
---------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
 Interest Income:
  Loans                                              $5,790    $4,938    $4,812    $4,487    $4,425    $4,383    $3,673    $3,420
  Securities                                            740       922       885       840       854       966       911       945
  Other                                                  37        53        60        36        40        52        20        14
---------------------------------------------------------------------------------------------------------------------------------
    Total interest income                             6,567     5,913     5,757     5,363     5,319     5,401     4,604     4,379
 Interest Expense:
  Deposits                                            1,937     1,636     1,846     1,813     1,862     1,975     1,479     1,547
  Borrowings and long-term debt                       1,671     1,277       999       739       612       673       420       187
---------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                            3,608     2,913     2,845     2,552     2,474     2,648     1,899     1,734
---------------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                  2,959     3,000     2,912     2,811     2,845     2,753     2,705     2,645
 Provision for Loan Losses                              287       250       201       225       240       205       196       228
---------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan
   losses                                             2,672     2,750     2,711     2,586     2,605     2,548     2,509     2,417
 Fees and Other Income                                2,427     2,243     2,180     1,766     1,528     1,332     1,274     1,202
 Net Securities Gains                                    57       138       134        81       109        42        35        59
---------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                          2,484     2,381     2,314     1,847     1,637     1,374     1,309     1,261
 Noninterest Expense Before Merger Charges            3,184     2,983     2,998     2,727     2,725     2,690     2,635     2,540
 Merger Charges                                          --        --       379        66        75        24        --        --
---------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                         3,184     2,983     3,377     2,793     2,800     2,714     2,635     2,540
---------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes and cumulative effect
   of accounting changes                              1,972     2,148     1,648     1,640     1,442     1,208     1,183     1,138
 Income Taxes                                           670       743       577       518       448       380       364       334
---------------------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of accounting
   changes                                            1,302     1,405     1,071     1,122       994       828       819       804
 Cumulative effect of accounting changes, net            --        --        --        --        --        --        --        60
---------------------------------------------------------------------------------------------------------------------------------
 Net Income                                          $1,302    $1,405    $1,071    $1,122    $  994    $  828    $  819    $  864
---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
 Diluted net income                                   $2.13     $2.22     $1.61     $1.71     $1.48     $1.22     $1.21     $1.25
 Diluted net income before merger charges              2.13      2.22      2.00      1.77      1.55      1.25      1.21      1.25
 Dividends declared                                    .855     1.085       .97       .86       .94       .65       .59       .53
 Dividends paid                                        1.14      1.06       .94       .84       .74       .65       .59       .53
 Average diluted shares                              612.63    632.45    665.72    655.47    673.10    676.48    674.85    691.68
FINANCIAL RATIOS
 Return on average common equity                      21.29%    22.64%    15.40%    18.20%    16.69%    15.44%    16.39%    18.38%
 Return on average common equity before merger
  charges                                             21.29     22.64     19.18     18.77     17.53     15.82     16.39     18.38
 Return on average assets                              1.52      1.67      1.34      1.56      1.40      1.15      1.23      1.37
 Return on average assets before merger charges        1.52      1.67      1.66      1.61      1.47      1.18      1.23      1.37
 Average stockholders' equity to average assets        7.18      7.39      8.70      8.57      8.44      7.59      7.62      7.88
 Dividend payout ratio                                40.14     48.87     60.25     50.29     63.51     53.28     48.76     42.40
 Net interest margin                                   3.85      3.99      4.11      4.37      4.47      4.24      4.53      4.71
AT YEAR END
 Assets                                             $88,535   $87,121   $88,246   $75,779   $72,918   $74,142   $70,438   $66,395
 Loans(b)                                            69,043    62,935    61,519    53,244    50,886    50,543    47,536    42,996
 Securities (fair value)                              9,904    14,904    16,119    13,798    13,412    15,384    15,338    16,441
 Deposits                                            55,256    50,066    58,247    52,617    53,619    54,923    54,755    51,388
 Long-term debt                                      18,145    15,038     9,689     6,297     3,516     3,515     2,693     1,515
 Common stockholders' equity                          6,740     5,698     6,977     6,158     6,216     5,706     4,851     5,120
 Total stockholders' equity                           6,770     5,728     7,013     6,158     6,216     5,892     5,039     5,318
 Common shares outstanding                           609.19    607.06    652.65    631.39    661.72    650.96    652.68    665.66
---------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------  ---------------------------
                                                       For the Calendar Year
--------------------------------------------------  ---------------------------
 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)     1992      1991      1990
--------------------------------------------------  ---------------------------
SUMMARY OF OPERATIONS
 Interest Income:
  Loans                                              $3,540    $3,869    $4,110
  Securities                                          1,041     1,052     1,025
  Other                                                  56       120       128
--------------------------------------------------------------------------------
    Total interest income                             4,637     5,041     5,263
 Interest Expense:
  Deposits                                            1,949     2,513     2,762
  Borrowings and long-term debt                         153       212       295
--------------------------------------------------------------------------------
    Total interest expense                            2,102     2,725     3,057
--------------------------------------------------------------------------------
 Net Interest Income                                  2,535     2,316     2,206
 Provision for Loan Losses                              305       394       484
--------------------------------------------------------------------------------
  Net interest income after provision for loan
   losses                                             2,230     1,922     1,722
 Fees and Other Income                                1,099       957       888
 Net Securities Gains                                   100        50        --
--------------------------------------------------------------------------------
    Total noninterest income                          1,199     1,007       888
 Noninterest Expense Before Merger Charges            2,597     2,309     2,177
 Merger Charges                                          --        --        --
--------------------------------------------------------------------------------
    Total noninterest expense                         2,597     2,309     2,177
--------------------------------------------------------------------------------
  Income before income taxes and cumulative effect
   of accounting changes                                832       620       433
 Income Taxes                                           256       161       143
--------------------------------------------------------------------------------
  Income before cumulative effect of accounting
   changes                                              576       459       290
 Cumulative effect of accounting changes, net           (21)       --        --
--------------------------------------------------------------------------------
 Net Income                                          $  555    $  459    $  290
--------------------------------------------------------------------------------
PER COMMON SHARE
 Diluted net income                                    $.82      $.71      $.46
 Diluted net income before merger charges               .82       .71       .46
 Dividends declared                                     .47       .47       .47
 Dividends paid                                         .47       .47       .47
 Average diluted shares                              677.63    641.67    626.82
FINANCIAL RATIOS
 Return on average common equity                      13.72%    12.60%     8.11%
 Return on average common equity before merger
  charges                                             13.72     12.60      8.11
 Return on average assets                               .91       .80       .53
 Return on average assets before merger charges         .91       .80       .53
 Average stockholders' equity to average assets        7.27      7.00      6.96
 Dividend payout ratio                                57.32     66.20    102.17
 Net interest margin                                   4.68      4.59      4.62
AT YEAR END
 Assets                                             $62,469   $61,443   $57,417
 Loans(b)                                            39,708    38,723    37,492
 Securities (fair value)                             15,525    14,327    12,003
 Deposits                                            51,228    50,370    47,537
 Long-term debt                                       1,264       780       575
 Common stockholders' equity                          4,269     3,756     3,492
 Total stockholders' equity                           4,582     4,159     3,719
 Common shares outstanding                           653.40    608.65    611.14
--------------------------------------------------------------------------------

(a)Prior period data have been restated for stock splits and pooling-of-interests transactions.
(b)Includes loans held for sale or securitization.

                                                             NATIONAL CITY
                                                             2000 ANNUAL REPORT

REPORTS ON CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF MANAGEMENT

The management of National City Corporation has prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

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

The Audit Committee, consisting entirely of outside directors, meets regularly with management, internal auditors and independent auditors, and reviews audit plans and results, as well as management's actions taken in discharging responsibilities for accounting, financial reporting and internal controls. Ernst & Young LLP, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

National City Corporation assessed its internal control system as of December 31, 2000, in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2000, its system of internal control met those criteria.


/s/ David A. Daberko             /s/ Jeffrey D. Kelly
DAVID A. DABERKO                 JEFFREY D. KELLY
Chairman and Chief               Chief Financial Officer
Executive Officer

Cleveland, Ohio
January 24, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders
National City Corporation
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of National City's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Cleveland, Ohio
January 24, 2001

NATIONAL CITY
2000 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                                         DECEMBER 31
                                                                ------------------------------
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             2000               1999
----------------------------------------------------------------------------------------------
ASSETS
  Loans:
    Commercial                                                  $26,703,622        $23,402,556
    Real estate - commercial                                      6,511,018          6,012,016
    Real estate - residential                                    13,357,438         10,396,422
    Consumer                                                     12,100,567         14,367,133
    Credit card                                                   2,152,445          2,339,658
    Home equity                                                   4,779,359          3,686,119
----------------------------------------------------------------------------------------------
       Total loans                                               65,604,449         60,203,904
       Allowance for loan losses                                   (928,592)          (970,463)
----------------------------------------------------------------------------------------------
           Net loans                                             64,675,857         59,233,441
  Loans held for sale or securitization:
    Mortgage loans held for sale                                  3,030,672          2,731,166
    Credit card loans held for securitization                       407,900                 --
----------------------------------------------------------------------------------------------
       Total loans held for sale or securitization                3,438,572          2,731,166
  Securities available for sale, at fair value                    9,904,533         14,904,343
  Federal funds sold and security resale agreements                  81,040            556,351
  Other investments                                                 687,732            231,099
  Cash and demand balances due from banks                         3,535,186          3,480,756
  Properties and equipment                                        1,071,637          1,127,980
  Accrued income and other assets                                 5,140,052          4,856,363
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $88,534,609        $87,121,499
----------------------------------------------------------------------------------------------
LIABILITIES
  Deposits:
    Noninterest bearing deposits                                $11,500,026        $11,182,681
    NOW and money market accounts                                17,262,587         16,561,494
    Savings accounts                                              2,883,763          3,470,700
    Time deposits of individuals                                 15,816,422         14,700,944
    Other deposits                                                4,072,308          2,897,166
    Foreign deposits                                              3,721,316          1,253,325
----------------------------------------------------------------------------------------------
       Total deposits                                            55,256,422         50,066,310
    Federal funds borrowed and security repurchase
      agreements                                                  5,677,643          5,182,506
    Borrowed funds                                                  903,725          9,772,611
    Long-term debt                                               17,964,800         14,858,014
    Corporation-obligated mandatorily redeemable capital
      securities of subsidiary trusts holding solely
      debentures of the Corporation                                 180,000            180,000
    Accrued expenses and other liabilities                        1,782,198          1,334,325
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                81,764,788         81,393,766
----------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Preferred Stock, stated value $50 per share, authorized
    5,000,000 shares, outstanding 599,365 shares in 2000 and
    604,652 shares in 1999                                           29,968             30,233
  Common stock, par value $4 per share, authorized
    1,400,000,000 shares, outstanding 609,188,668 shares in
    2000 and 607,058,364 shares in 1999                           2,436,755          2,428,234
  Capital surplus                                                   837,444            782,960
  Retained earnings                                               3,405,077          2,665,674
  Accumulated other comprehensive income (loss)                      60,577           (179,368)
----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        6,769,821          5,727,733
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $88,534,609        $87,121,499
----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------
                                                                           FOR THE CALENDAR YEAR
                                                                -------------------------------------------
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             2000             1999           1998
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                          $5,790,093       $4,938,372     $4,811,735
  Securities:
    Taxable                                                         641,406          826,332        793,461
    Exempt from Federal income taxes                                 43,450           48,000         48,831
    Dividends                                                        54,852           47,918         42,969
  Federal funds sold and security resale agreements                  18,854           37,862         43,793
  Other investments                                                  17,928           14,125         15,888
-----------------------------------------------------------------------------------------------------------
       Total interest income                                      6,566,583        5,912,609      5,756,677
INTEREST EXPENSE
  Deposits                                                        1,937,034        1,635,533      1,846,276
  Federal funds borrowed and security repurchase agreements         395,935          368,061        353,882
  Borrowed funds                                                    164,716          144,232        168,507
  Long-term debt and capital securities                           1,110,536          764,761        476,364
-----------------------------------------------------------------------------------------------------------
       Total interest expense                                     3,608,221        2,912,587      2,845,029
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               2,958,362        3,000,022      2,911,648
PROVISION FOR LOAN LOSSES                                           286,795          249,674        201,400
-----------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses        2,671,567        2,750,348      2,710,248
NONINTEREST INCOME
  Mortgage banking revenue                                          478,954          389,292        327,247
  Deposit service charges                                           442,753          420,448        384,938
  Item processing revenue                                           412,444          416,782        484,503
  Trust and investment management fees                              334,627          325,856        311,050
  Card-related fees                                                 188,024          191,677        201,168
  Other                                                             570,580          498,354        470,777
-----------------------------------------------------------------------------------------------------------
       Total fees and other income                                2,427,382        2,242,409      2,179,683
  Net securities gains                                               56,852          138,360        134,459
-----------------------------------------------------------------------------------------------------------
       Total noninterest income                                   2,484,234        2,380,769      2,314,142
NONINTEREST EXPENSE
  Salaries, benefits and other personnel                          1,627,260        1,558,403      1,594,757
  Equipment                                                         229,476          209,774        212,871
  Net occupancy                                                     209,229          202,077        202,664
  Third-party services                                              197,485          193,148        226,262
  Merger charges                                                         --               --        379,376
  Other                                                             920,459          819,102        761,183
-----------------------------------------------------------------------------------------------------------
       Total noninterest expense                                  3,183,909        2,982,504      3,377,113
-----------------------------------------------------------------------------------------------------------
Income before income tax expense                                  1,971,892        2,148,613      1,647,277
Income tax expense                                                  669,515          743,128        576,596
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                       $1,302,377       $1,405,485     $1,070,681
-----------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic                                                               $2.14            $2.25          $1.64
  Diluted                                                              2.13             2.22           1.61
AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                         607,378,801      623,623,811    652,011,504
  Diluted                                                       612,625,349      632,452,146    665,720,330
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NATIONAL CITY
2000 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------

                                                 PREFERRED     COMMON       CAPITAL      RETAINED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)   STOCK       STOCK        SURPLUS      EARNINGS
---------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998                          $    --    $1,262,790   $ 1,108,920   $ 3,440,763
  Comprehensive income:
    Net income                                                                            1,070,681
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
      securities of $13,689, net of
      reclassification adjustment for net gains
      included in net income of $87,398
    Total comprehensive income
  Common dividends declared, $.97 per share                                                (637,099)
  Preferred dividends declared                                                               (2,182)
  Issuances of 9,584,990 common shares under
    stock-based compensation and dividend
    reinvestment plans, including related tax
    effects                                                      19,170       185,835
  Repurchase of 10,000,000 common shares                        (20,000)      (17,041)     (310,667)
  Issuances of 21,620,168 common shares and
    739,976 preferred shares pursuant to
    acquisition                                    36,999        43,240       690,245      (130,824)
  Conversions of 18,022 shares of preferred
    stock to 54,590 common shares                    (901)          109           792
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                        $36,098    $1,305,309   $ 1,968,751   $ 3,430,672
  Comprehensive income:
    Net income                                                                            1,405,485
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
      securities of $(361,512), net of
      reclassification adjustment for net gains
      included in net income of $89,934
    Total comprehensive income
  Common dividends declared, $1.085 per share                                              (669,699)
  Preferred dividends declared                                                               (1,749)
  Issuances of 6,471,813 common shares under
    stock-based compensation and dividend
    reinvestment plans, including related tax
    effects                                                      16,776       121,455
  Repurchases of 52,595,200 common shares                      (128,805)      (82,225)   (1,499,035)
  Issuance of 171,719 common shares pursuant to
    acquisition                                                     687         3,381
  Conversions of 117,302 shares of preferred
    stock to 355,312 common shares                 (5,865)          745         5,120
  Stock split                                                 1,233,522    (1,233,522)
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                        $30,233    $2,428,234   $   782,960   $ 2,665,674
  Comprehensive income:
    Net income                                                                            1,302,377
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
      securities of $276,899, net of
      reclassification adjustment for net gains
      included in net income of $36,954
    Total comprehensive income
  Common dividends declared, $.855 per share                                               (519,561)
  Preferred dividends declared                                                               (1,342)
  Issuances of 4,618,092 common shares under
    stock-based compensation and dividend
    reinvestment plans, including related tax
    effects                                                      18,472        56,598
  Repurchases of 2,503,800 common shares                        (10,015)       (2,315)      (42,071)
  Conversions of 5,287 shares of preferred stock
    to 16,012 common shares                          (265)           64           201
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                        $29,968    $2,436,755   $   837,444   $ 3,405,077
---------------------------------------------------------------------------------------------------

------------------------------------------------  -----------------------------
                                                    ACCUMULATED
                                                       OTHER
                                                   COMPREHENSIVE
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)   INCOME (LOSS)       TOTAL
------------------------------------------------  -----------------------------
BALANCE, JANUARY 1, 1998                             $ 345,787      $ 6,158,260
  Comprehensive income:
    Net income                                                        1,070,681
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
      securities of $13,689, net of
      reclassification adjustment for net gains
      included in net income of $87,398                (73,709)         (73,709)
                                                                     ----------
    Total comprehensive income                                          996,972
  Common dividends declared, $.97 per share                            (637,099)
  Preferred dividends declared                                           (2,182)
  Issuances of 9,584,990 common shares under
    stock-based compensation and dividend
    reinvestment plans, including related tax
    effects                                                             205,005
  Repurchase of 10,000,000 common shares                               (347,708)
  Issuances of 21,620,168 common shares and
    739,976 preferred shares pursuant to
    acquisition                                                         639,660
  Conversions of 18,022 shares of preferred
    stock to 54,590 common shares                                            --
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                           $ 272,078      $ 7,012,908
  Comprehensive income:
    Net income                                                        1,405,485
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
      securities of $(361,512), net of
      reclassification adjustment for net gains
      included in net income of $89,934               (451,446)        (451,446)
                                                                     ----------
    Total comprehensive income                                          954,039
  Common dividends declared, $1.085 per share                          (669,699)
  Preferred dividends declared                                           (1,749)
  Issuances of 6,471,813 common shares under
    stock-based compensation and dividend
    reinvestment plans, including related tax
    effects                                                             138,231
  Repurchases of 52,595,200 common shares                            (1,710,065)
  Issuance of 171,719 common shares pursuant to
    acquisition                                                           4,068
  Conversions of 117,302 shares of preferred
    stock to 355,312 common shares                                           --
  Stock split                                                                --
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                           $(179,368)     $ 5,727,733
  Comprehensive income:
    Net income                                                        1,302,377
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
      securities of $276,899, net of
      reclassification adjustment for net gains
      included in net income of $36,954                239,945          239,945
                                                                     ----------
    Total comprehensive income                                        1,542,322
  Common dividends declared, $.855 per share                           (519,561)
  Preferred dividends declared                                           (1,342)
  Issuances of 4,618,092 common shares under
    stock-based compensation and dividend
    reinvestment plans, including related tax
    effects                                                              75,070
  Repurchases of 2,503,800 common shares                                (54,401)
  Conversions of 5,287 shares of preferred stock
    to 16,012 common shares                                                  --
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                           $  60,577      $ 6,769,821
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                             NATIONAL CITY
                                                             2000 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
                                                                            FOR THE CALENDAR YEAR
                                                                ----------------------------------------------
                       (IN THOUSANDS)                               2000              1999            1998
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                  $  1,302,377      $  1,405,485    $  1,070,681
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
       Provision for loan losses                                     286,795           249,674         201,400
       Depreciation and amortization of properties and
         equipment                                                   173,187           160,445         156,214
       Amortization of intangibles and servicing rights              211,294           179,617         129,756
       Amortization of premiums/discounts on securities and
         debt                                                         (6,513)          (10,697)          1,717
       Net securities gains                                          (56,852)         (138,360)       (134,459)
       Other gains and losses, net                                  (264,102)         (294,898)       (274,007)
       Originations and purchases of mortgage loans held for
         sale                                                    (22,004,534)      (17,911,207)    (19,468,702)
       Proceeds from sales of mortgage loans held for sale        21,139,085        18,610,242      14,642,818
       Provision for deferred income taxes                           276,473           298,978         230,093
       Increase in accrued interest receivable                       (89,312)          (73,122)         (8,180)
       Increase (decrease) in accrued interest payable               179,995           104,464         (78,669)
       Merger charges                                                     --                --         379,376
       Net change in other assets/liabilities                         31,719          (590,261)       (726,225)
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                1,179,612         1,990,360      (3,878,187)
--------------------------------------------------------------------------------------------------------------
LENDING AND INVESTING ACTIVITIES
    Net decrease (increase) in federal funds sold, security
       resale agreements and other investments                        18,678           361,191        (509,633)
    Purchases of available-for-sale securities                    (2,476,211)       (5,140,076)    (14,848,366)
    Proceeds from sales of available-for-sale securities           5,929,403         2,734,712       9,957,772
    Proceeds from maturities and prepayments of
       available-for-sale securities                               1,953,207         3,099,308       3,662,739
    Net increase in loans                                         (8,605,866)       (2,793,683)     (1,902,952)
    Proceeds from sales of loans                                   2,342,499           802,251         285,289
    Proceeds from securitization of credit card receivables          600,000                --              --
    Net increase in properties and equipment                        (134,359)         (141,005)       (230,156)
    (Acquisitions)/disposals, net                                         --          (234,566)        157,632
--------------------------------------------------------------------------------------------------------------
Net cash used in lending and investing activities                   (372,649)       (1,311,868)     (3,427,675)
--------------------------------------------------------------------------------------------------------------
DEPOSIT AND FINANCING ACTIVITIES
    Net increase (decrease) in Federal funds borrowed and
       security repurchase agreements                                495,137        (4,244,803)      4,331,739
    Net (decrease) increase in borrowed funds                     (8,868,886)        7,333,108      (2,177,174)
    Net increase (decrease) in deposits                            5,190,112        (8,180,599)      3,079,540
    Repayments of long-term debt and capital securities           (6,372,300)       (2,320,643)     (1,770,596)
    Proceeds from issuances of long-term debt, net                 9,476,838         7,672,035       5,045,431
    Dividends paid                                                  (694,103)         (668,491)       (596,193)
    Issuances of common stock                                         75,070           138,231         205,005
    Repurchases of common stock                                      (54,401)       (1,710,065)       (347,708)
--------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by deposit and financing
  activities                                                        (752,533)       (1,981,227)      7,770,044
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and demand balances due from
  banks                                                               54,430        (1,302,735)        464,182
Cash and demand balances due from banks, January 1                 3,480,756         4,783,491       4,319,309
--------------------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, DECEMBER 31            $  3,535,186      $  3,480,756    $  4,783,491
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
    Interest paid                                               $  3,428,226      $  2,805,805    $  2,992,709
    Income taxes paid                                                382,030           389,938         242,892
    Common and preferred stock issued in purchase
       acquisitions                                                       --             4,068         787,184
--------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

26
NATIONAL CITY
2000 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NATURE OF OPERATIONS

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

STATEMENT OF CASH FLOWS: Cash and due from banks are considered "cash and cash equivalents" for financial reporting purposes.

BUSINESS COMBINATIONS: Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their estimated fair value as of the date of acquisition.

Other business combinations accounted for under the pooling-of-interests method of accounting retroactively combine the assets, liabilities and stockholders' equity of the merged entity with the Corporation's respective accounts at recorded value. Prior period financial statements are restated to give effect to business combinations accounted for under this method.

LOANS: Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale or securitization are valued at the lower of carrying cost or fair value.

Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.

Commercial loans and leases and loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due, terms are renegotiated below market levels, or when an individual analysis of a borrower's creditworthiness indicates that a credit should be placed on nonperforming status, unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is assured and is in the process of collection. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is charged against interest income. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Commercial loans and leases and loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral no later than when the loan becomes 180 days past due.

Commercial and commercial real estate loans exceeding $1 million are evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, which requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. All loans considered impaired are included in nonperforming assets.

Consumer loans are subject to mandatory charge-off at a specified delinquency date and are usually not classified as nonperforming prior to being charged off. Closed-end consumer loans, which include installment and student loans and automobile leases, are generally charged off in full no later than when the loan becomes 120 days past due. Open-end unsecured consumer loans, such as credit card loans, are generally charged off in full no later than when the loan becomes 150 days past due.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be

                                                             NATIONAL CITY
                                                             2000 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. When loans are identified for sale or securitization, attributed loan loss allowance is reclassified as a direct reduction to the carrying value of the loans.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of allowance for loan losses represent an estimation done pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114. The allocated component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume.

The unallocated portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic factors in the individual markets in which National City operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes knowledge of the portfolio may be incomplete.

TRADING ACCOUNT ASSETS AND SECURITIES: Assets purchased with the intention of recognizing short-term profits are considered trading assets, carried at fair value and included in short-term investments. Realized and unrealized gains and losses are included in other income. Interest on trading account assets is recorded in interest income.

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

VENTURE CAPITAL INVESTMENTS: Venture capital investments are included in other assets. These investments are carried at estimated fair value with changes in fair value recognized in other noninterest income. The fair values of publicly traded investments are determined using quoted market prices. Investments that are not publicly traded are carried at cost together with any other-than-temporary valuation adjustments determined appropriate by management. This adjusted cost basis approximates fair value.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to the Corporation as deemed appropriate.

INTANGIBLE ASSETS: Goodwill and other intangible assets, net of accumulated amortization, are included in other assets in the Consolidated Balance Sheets and totaled $1,124.0 million and $77.3 million, respectively, at December 31, 2000, and $1,210.4 million and $96.0 million, respectively, at December 31, 1999. Goodwill, which represents the excess of the cost of an acquisition over the fair value of the net assets acquired, is amortized on a straight-line basis over varying periods generally not exceeding 25 years. Certain goodwill related to purchase acquisitions at the Corporation's 87%-owned item processing subsidiary, National Processing, Inc., is amortized over 40 years. Other intangibles are amortized on a straight-line basis over varying periods not exceeding 10 years. When certain events or other changes occur, management evaluates goodwill and other intangible assets for recoverability. In circumstances that indicate the carrying value of these assets may not be recoverable, an impairment charge is recorded.

MORTGAGE SERVICING ASSETS: The Corporation recognizes rights to service mortgage loans as separate assets. The total cost of loans sold is allocated between loans and servicing rights based on the relative fair values of each. Purchased mortgaged servicing rights are initially recorded at cost. All servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, and deferred hedge gains and losses, or fair value. Servicing rights are amortized in proportion to estimated net servicing income. Hedge gains and losses are generated from off-balance-sheet derivative instruments which are used to protect the value of the servicing assets in a falling interest rate environment. The fair value associated with these derivative instruments is considered when

NATIONAL CITY
2000 ANNUAL REPORT
evaluating the servicing assets for impairment. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. As of December 31, 2000 and 1999, mortgage servicing assets with a carrying value of $999.7 million and $785.0 million, respectively, were included in other assets.

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

DERIVATIVE FINANCIAL INSTRUMENTS:

Interest Rate Risk Management: As part of managing the Corporation's interest rate risk, a variety of derivative financial instruments are used to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities or on future cash flows. These derivative financial instruments consist primarily of interest rate swaps, including callable swaps, interest rate caps and floors, and interest rate futures. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities or cash flows at the inception of the derivative contract. Net amounts payable or receivable from these derivative contracts are accrued as adjustments to interest income or expense of the hedged asset or liability. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance-sheet asset or liability or in other assets or other liabilities. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses on these contracts are not recognized on the balance sheet, except for those contracts linked to available-for-sale securities, which are carried at fair value with changes in fair value, net of interest accruals, recorded as other comprehensive income within stockholders' equity, net of tax.

Mortgage Servicing Asset Risk Management: Net cash flows related to derivative financial instruments used to hedge the value of mortgage servicing assets are recognized as adjustments to the carrying value of the mortgage servicing assets and are amortized over the life of the mortgage servicing portfolio. Unrealized gains and losses are not recognized on the balance sheet but are considered when evaluating the recoverability of the servicing assets.

Trading: Derivatives not used in an interest rate risk or mortgage servicing asset risk hedging strategy are considered trading derivatives and are carried at fair value with changes in fair value (including payments and receipts) included in other income. These transactions are executed primarily with the Corporation's customers to facilitate their interest rate and foreign currency risk management strategies. Derivative instruments used for trading purposes typically include interest rate swaps, including callable swaps, interest rate caps and floors, and interest rate and foreign exchange futures, forwards and options.

STOCK-BASED COMPENSATION: The Corporation's stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair market value of the stock on the date of grant. Compensation expense for restricted share awards is recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.

INCOME TAXES: The Corporation and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the Corporation's income tax return.

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

TREASURY STOCK: Acquisitions of treasury stock are recorded on the par value method, which requires the cash paid to be allocated to common or preferred stock, capital surplus and retained earnings.

ASSET SECURITIZATION: Asset securitization involves the sale, generally to a trust, of a pool of loan receivables. The Corporation continues to own the accounts which generate the loan receivables. In addition, the Corporation also sells the rights to new loan receivables, including most fees generated by and payments received from the accounts. The trust sells undivided interests in the trust to investors, while the Corporation retains the remaining undivided interest. The senior classes of the asset-backed securities receive an AAA or A credit rating at the time of issuance. These ratings are generally achieved through the creation and sale of lower-rated subordinated classes

                                                             NATIONAL CITY
                                                             2000 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

of asset-backed securities. The Corporation continues to service the accounts and receives a servicing fee.

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

Distribution of principal to the investors may begin earlier if the average annualized yield on the receivables securitized (generally including interest income, interchange and other fees, less principal credit losses during the period) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors plus contractual servicing fees), or certain other events occur.

In accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, gains are recognized in income at the time of initial sale and each subsequent sale of loan receivables in an asset securitization.

2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. This requirement is in contrast to previous accounting guidance, which does not require unrealized gains and losses on derivatives used for hedging purposes to be recorded in the financial statements. The new statement does allow hedge accounting treatment for derivatives used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be applied. Hedge accounting treatment provides for changes in fair value or cash flows of both the derivative and the hedged item to be recognized in earnings in the same period. SFAS No. 133 does not change the accounting for those derivative instruments not designated in a hedge accounting relationship, considered trading derivatives, for which fair value changes are recorded through earnings as they occur.

Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133, while derivative instruments used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Fair value hedges are accounted for by recording the fair value related to the risk being hedged of both the derivative instrument and the hedged asset or liability on the balance sheet with a corresponding offset recorded in the income statement. Cash flow hedges are accounted for by recording only the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period the hedged cash flow occurs. Under both scenarios, derivative gains and losses not considered effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement.

As discussed in Note 22 to the Consolidated Financial Statements, the Corporation uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities or on future cash flows. The fair value of these derivative instruments is currently not on the balance sheet. On January 1, 2001, the Corporation adopted SFAS No. 133, and at that time, designated anew the derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates or other factors were designated in fair value hedge relationships. Derivative instruments used to hedge the variability of forecasted cash flows attributable to a specific risk, generally interest rate risk, were designated in cash flow hedge relationships. Also on January 1, 2001, after-tax transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet of $5.1 million and $26.0 million were recorded as reductions of net income and other comprehensive income, respectively. The transition adjustments will be presented as cumulative effect adjustments, as described in Accounting Principles Board Opinion No. 20, Accounting Changes, in the 2001 Consolidated Financial Statements. The transition amounts were determined based on the interpretive guidance issued by the Financial Accounting Standards Board to date. The FASB continues to issue interpretive guidance which could require changes in National City's application of the standard and adjustments to the transition amounts.

SFAS No. 133, as applied to the Corporation's risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

NATIONAL CITY
2000 ANNUAL REPORT

Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Corporation for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001.

Based on current circumstances and after consideration of planned revisions to existing securitization agreements to conform them to the requirements of SFAS No. 140, management believes the application of the new rules will not have a material impact on the Corporation's results of operations, financial position or liquidity.

3. MERGERS AND ACQUISITIONS

On November 1, 1999, National City acquired the retail, wholesale and telemarketing production units of AccuBanc Mortgage Corporation, a single-family residential mortgage lender headquartered in Dallas, Texas, for $42.3 million. Goodwill of $40.1 million was recorded at the time of acquisition and is being amortized over 20 years.

On August 31, 1999, National City acquired First Franklin Financial Companies, Inc., a wholesale originator of nonconforming residential mortgage loans headquartered in San Jose, California, for $266.1 million. First Franklin was accounted for as a purchase and included in the Consolidated Statements of Income from the date of acquisition. Goodwill of $233.2 million was recorded in connection with the acquisition and is being amortized over 20 years.

On March 31, 1998, National City merged with First of America Bank Corporation, a $21 billion asset bank holding company headquartered in Kalamazoo, Michigan, in a transaction accounted for as a pooling of interests. National City issued
209.8 million shares of common stock to the shareholders of First of America based upon an exchange ratio of 2.4 shares of National City common stock for each outstanding share of First of America common stock. The historical Consolidated Financial Statements have been restated to reflect this transaction.

On March 30, 1998, National City acquired Fort Wayne National Corporation, a $3 billion asset bank holding company headquartered in Fort Wayne, Indiana, in a transaction accounted for as a purchase. Upon acquisition, each share of Fort Wayne common stock outstanding was converted into 1.5 shares of National City common stock. A total of 21.6 million shares of National City common stock were issued. National City also issued .7 million shares of 6% Cumulative Convertible Preferred Stock, Series 1 in exchange for all of the outstanding shares of Fort Wayne's 6% Cumulative Convertible Class B Preferred Stock. Goodwill of $571.0 million and a core deposit intangible asset of $71.9 million were recorded in connection with the acquisition and are being amortized on a straight-line basis over 25 and seven years, respectively.

In 1998, pretax merger charges totaling $379.4 million, or $261.9 million after tax, were incurred in connection with the First of America and Fort Wayne transactions.

4. DIVESTITURES AND REALIGNMENT CHARGES

During 2000, National City divested certain assets as part of a balance sheet restructuring initiative intended to improve asset returns and capital position, reduce reliance on purchased funding and lessen interest rate sensitivity. These transactions included the sale of $3.7 billion of fixed-rate debt securities, $2.0 billion of thin-spread student loans, and $1.0 billion of low-spread adjustable rate mortgage loans.

Losses totaling $56.3 million pretax, or $36.6 million after tax, were incurred related to the disposition of these securities and are included in net securities gains. A pretax gain of $74.2 million, or $48.2 million after tax, was recognized related to the sale of the student loans and is included in other noninterest income. The sale of the adjustable-rate mortgage loans generated a pretax gain of $10.6 million, or $6.9 million after tax, which is included in mortgage banking revenue.

A portion of the debt securities, having a principal balance of $1.1 billion, were sold to an unconsolidated qualified special purpose entity ("QSPE"). Through a receive-fixed interest rate swap, the Corporation receives the spread between the yield earned on the debt securities and the commercial paper funding cost. The interest rate swap is accounted for as a trading derivative. The Corporation also provides certain services for which fees are earned. These fees are included in other fee income. As of December 31, 2000, the QSPE held $2.0 billion of high grade fixed- and variable-rate securities.

On December 15, 2000, National City announced that, as part of a realignment of the consumer finance business, it was closing its 69 Loan Zone(R) retail stores, exiting the wholesale loan origination business of Altegra Credit Company, a wholly-owned Pittsburgh-based subsidiary, and exiting the automobile leasing business. Charges recorded in connection with this realignment totaled $44.0 million pretax, or $28.6 million after tax, and consisted of $26.0 million for residual value write-downs on the Corporation's automobile lease portfolio, $3.7 million for severance costs, $9.0 million for goodwill impairment, $2.9 million for facilities closures and lease obligations, and $2.4 million for fixed asset impairment and other costs. The employees affected by this realignment were individually notified of their status prior to December 31, 2000. These charges are included in other noninterest expense.

Also in 2000, National Processing elected to divest of a small operating unit and recorded a pretax charge of $7.1 million for goodwill and fixed-asset impairment.

The following summarizes certain asset divestitures included in the Corporation's 1999 results:

National City sold its 20% ownership interest in Electronic Payment Services, Inc. ("EPS"), a provider of transaction

                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

processing services, to Concord EFS, Inc. ("Concord") and recognized a pretax gain of $95.7 million, or $62.2 million after tax. The gain on the sale of EPS is included in other noninterest income. The transaction was effected by exchanging common shares of EPS for shares of unregistered Concord common stock. The shares were subsequently registered by Concord and National City sold its holdings in Concord in the open market and recognized a pretax gain of $32.1 million, or $20.8 million after tax, which is included in net securities gains.

National Processing sold its freight payables, payables outsourcing, remittance and merchant check services business lines. As a result, National City recognized a loss, net of minority interest, of $60.8 million pretax, or $61.2 million after tax. The larger after-tax loss was the result of nondeductible goodwill. The pretax impact of the National Processing business line divestitures is included in other noninterest income.

National City also sold its interest in Stored Value Systems, Inc., a subsidiary that had been involved in the development of smart card technology, for a gain of $6.1 million pretax, or $4.0 million after tax. The gain is included in other noninterest income.

5. ASSET SECURITIZATIONS

During 2000, the Corporation sold $600 million of credit card receivables in a securitization transaction and recognized a pretax gain of $27.2 million, which was recorded in other noninterest income, and was comprised of $25.0 million, representing the attributed allowance for loan losses and $2.2 million, reflecting the Corporation's recognition of its retained interest in the cash flows of the trust. In the securitization, the Corporation retained servicing responsibilities and subordinated interests. The Corporation receives annual servicing fees approximating 2% of the outstanding credit card balances and the rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to the Corporation's other assets for failure of debtors to pay when due. The Corporation's retained interests are subordinate to investor's interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets. The retained interest is included in other assets. Transaction costs of $3.0 million incurred in 2000 by the Corporation were deferred and will be amortized over the five-year term of the trust as a reduction to card-related fee income. Card-related fee income also includes other fees received by the Corporation for the servicing of securitized and portfolio loans.

As of December 31, 2000, credit card portfolio loans of $425.0 million were identified for securitization, and accordingly, the balances, along with the attributable $17.1 million allowance for loan losses, were classified as loans held for sale or securitization.

The Corporation uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS No. 125. These assumptions and estimates include projections concerning the annual percentage rates charged to customers, charge-off experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected.

For the credit card securitization completed during 2000, the fair value assigned to the retained interest at the date of securitization was $2.2 million. Key economic assumptions used in measuring the retained interest at this date were as follows: a monthly payment rate of 18.08%, a weighted average life of 5.5 months, expected annual credit losses of 4.17%, a discount rate of 15.0%, a yield of 14.43% and a variable coupon rate to investors of 6.86%.

At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows on credit card receivables to immediate 10% and 20% adverse changes in those assumptions follow:

------------------------------------------------------------
               (DOLLARS IN MILLIONS)
------------------------------------------------------------
Carrying amount/fair value of retained interests        $4.5
Weighted-average life (in months)                        4.8
------------------------------------------------------------
PREPAYMENT SPEED ASSUMPTION (MONTHLY RATE)             17.84%
Decline in fair value of 10% adverse change              $.4
Decline in fair value of 20% adverse change               .7
------------------------------------------------------------
EXPECTED CREDIT LOSSES (ANNUAL RATE)                    4.09%
Decline in fair value of 10% adverse change             $1.0
Decline in fair value of 20% adverse change              2.1
------------------------------------------------------------
RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL RATE)         15.0%
Decline in fair value of 10% adverse change             $.02
Decline in fair value of 20% adverse change              .04
------------------------------------------------------------
INTEREST RATES ON VARIABLE CONTRACTS (ANNUAL RATE)     14.80%
Decline in fair value of 10% adverse change             $3.7
Decline in fair value of 20% adverse change              7.5
------------------------------------------------------------

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

NATIONAL CITY
2000 ANNUAL REPORT

Certain cash flows received from and paid to securitization trusts follow:

-----------------------------------------------------------------
                                                          FOR THE
                                                    CALENDAR YEAR

-----------------------------------------------------------------
(IN MILLIONS)                                     2000     1999
-----------------------------------------------------------------
Proceeds from new securitizations               $600.0   $     --
Proceeds from collections reinvested in
  previous credit card securitizations           927.2    1,024.5
Servicing fees received                            9.1       11.8
Other cash flows received on retained
  interests                                       23.0       40.3
Purchases of delinquent or foreclosed assets        --         --
Servicing advances                                  --         --
Repayments of servicing advances                    --         --
-----------------------------------------------------------------

At December 31, 2000, investor principal in securitized loan receivables scheduled to amortize into the Corporation's loan receivables in future years or mature are $30 million in 2001 and $600 million after 2005. These amounts are based upon estimated amortization periods, which are subject to change.

The average annualized yield and the minimum yield for the three-month period ended December 31, 2000, presented on a cash basis, were 13.25% and 7.86%, respectively, and included various credit card and other fees as specified in the securitization agreements.

Quantitative information about delinquencies, net credit losses, and components of managed credit card loans follows. This information excludes certain unsecured personal and business lines of credit included in the caption "credit card loans" presented elsewhere in this annual report.

---------------------------------------------------------------
    (DOLLARS IN MILLIONS)        2000        1999        1998
---------------------------------------------------------------
Average credit card loans:
  Loans held in portfolio      $1,611.3    $1,401.9    $1,336.6
  Loans securitized               477.9       601.3       855.8
---------------------------------------------------------------
    Total managed loans        $2,089.2    $2,003.2    $2,192.4
---------------------------------------------------------------
Year-end loans:
  Loans held in portfolio      $1,243.5    $1,618.1    $1,310.3
  Loans held for
    securitization                407.9          --          --
  Loans securitized               630.0       500.0       770.0
---------------------------------------------------------------
    Total managed loans        $2,281.4    $2,118.1    $2,080.3
---------------------------------------------------------------
Net credit losses              $   84.9    $   96.9    $  115.1
Net credit losses to average
  managed loans                    4.06%       4.84%       5.25%
Delinquencies (30 days or
  more) to year-end
  managed loans                    3.57%       3.80%       4.60%
---------------------------------------------------------------

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans outstanding were recorded net of unearned income of $706.2 million in 2000 and $667.9 million in 1999.

Activity in the allowance for loan losses follows:

-----------------------------------------------------------------
                                            FOR THE CALENDAR YEAR
-----------------------------------------------------------------
(IN THOUSANDS)                       2000        1999        1998
-----------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR    $ 970,463   $ 970,243   $ 941,874
Provision                         286,795     249,674     201,400
Allowance related to loans
  acquired (sold or
  securitized)                    (42,421)         45      27,501
Charge-offs                      (407,998)   (387,779)   (321,385)
Recoveries                        121,753     138,280     120,853
-----------------------------------------------------------------
  Net charge-offs                (286,245)   (249,499)   (200,532)
-----------------------------------------------------------------
BALANCE AT END OF YEAR          $ 928,592   $ 970,463   $ 970,243
-----------------------------------------------------------------

In 2000, $42.4 million of the allowance was transferred to the bases of portfolio loans sold or securitized during the year and additional loans held for securitization in early 2001.

The Financial Review section provides detail regarding nonperforming loans. At December 31, 2000 and
1999, impaired loans totaled $85.4 million and $24.9 million, respectively. Average impaired loans for 2000, 1999 and 1998 totaled $59.4 million, $30.7 million and $21.5 million, respectively. All impaired loans are included in nonperforming loans. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans for 2000 and 1999 was $45.1 million and $10.9 million, respectively. All impaired loans at December 31, 2000 and 1999 had an associated allowance. The contractual interest due and actual interest recognized on nonperforming loans, including impaired loans, for 2000 was $33.1 million and $9.8 million, respectively, compared to $27.5 million and $11.4 million, respectively, for 1999, and $44.7 million and $10.2 million, respectively, for 1998.

7. SECURITIES

Securities available for sale follow:

------------------------------------------------------------------------
                                       DECEMBER 31, 2000
------------------------------------------------------------------------
(IN THOUSANDS)          AMORTIZED    UNREALIZED   UNREALIZED     FAIR
                          COST          GAINS      LOSSES        VALUE
------------------------------------------------------------------------
U.S. Treasury and
  Federal agency
  debentures           $1,124,766    $  8,052     $ 6,041     $1,126,777
Mortgage-backed
  securities           5,514,642       16,578      55,079      5,476,141
Asset-backed and
  corporate debt
  securities           1,440,377        2,149       7,760      1,434,766
States and political
  subdivisions           767,649       30,167         415        797,401
Other                    963,903      107,093       1,548      1,069,448
------------------------------------------------------------------------
TOTAL SECURITIES       $9,811,337    $164,039     $70,843     $9,904,533
------------------------------------------------------------------------

                                                             NATIONAL CITY
                                                             2000 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

--------------------------------------------------------------------------
                                        DECEMBER 31, 1999
--------------------------------------------------------------------------
(IN THOUSANDS)           AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                            COST        GAINS       LOSSES          VALUE
--------------------------------------------------------------------------
U.S. Treasury and
  Federal agency
  debentures           $ 1,171,397    $    137     $ 52,026    $ 1,119,508
Mortgage-backed
  securities             9,629,200      13,638      291,041      9,351,797
Asset-backed and
  corporate debt
  securities             2,633,335         386       33,593      2,600,128
States and political
  subdivisions             825,941      10,933        8,064        828,810
Other                      920,376      84,829        1,105      1,004,100
--------------------------------------------------------------------------
TOTAL SECURITIES       $15,180,249    $109,923     $385,829    $14,904,343
--------------------------------------------------------------------------

Other securities includes the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $569.7 million and $668.8 million, respectively, at December 31, 2000, and $486.5 million and $550.9 million, respectively, at December 31, 1999.

The following table presents the amortized cost, fair value and weighted-average yield of securities at December 31, 2000 by maturity:

------------------------------------------------------------------------------------
                                                                            WEIGHTED
                           WITHIN    1 TO 5   5 TO 10   AFTER 10            AVERAGE
 (DOLLARS IN MILLIONS)     1 YEAR    YEARS     YEARS     YEARS     TOTAL    YIELD(a)
------------------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures                 $ 30     $  567   $  528     $   --    $1,125     5.29%
Mortgage-backed
 securities                   14      2,265    3,195         41     5,515     6.32
Asset-backed and
 corporate debt
 securities                  508        701      191         40     1,440     6.88
States and political
 subdivisions                 30        108      438        191       767     8.35
Other                         76         --       --        888       964     5.92
------------------------------------------------------------------------------------
AMORTIZED COST              $658     $3,641   $4,352     $1,160    $9,811     6.41%
------------------------------------------------------------------------------------
FAIR VALUE                  $664     $3,634   $4,341     $1,265    $9,904
------------------------------------------------------------------------------------
Weighted Average
 Yield(a)                   4.13%      6.39%    6.37%      7.67%     6.41%
------------------------------------------------------------------------------------

(a) Yield on debt securities only; equity securities excluded.

Weighted-average yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax-equivalent basis using the marginal Federal income tax rate of 35%. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives. Equity securities are included in other securities in the "after 10 years" category.

At December 31, 2000, the carrying value of securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes and security repurchase agreements totaled $7.3 billion.

At December 31, 2000, there were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities, which exceeded 10% of stockholders' equity.

In 2000, 1999 and 1998, gross securities gains of $124.3 million, $148.5 million and $177.9 million and gross securities losses of $67.4 million, $10.1 million and $43.4 million were recognized, respectively.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the estimates of fair value of financial instruments at December 31, 2000 and 1999. Excluded are certain items not defined as financial instruments including non-financial assets, intangibles and future business growth, as well as certain liabilities such as obligations for pension and other postretirement benefits, deferred compensation arrangements and leases. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying value of the Corporation.

NATIONAL CITY
2000 ANNUAL REPORT

--------------------------------------------------------------------
                                  2000                  1999
                           -------------------   -------------------
                           CARRYING     FAIR     CARRYING     FAIR
      (IN MILLIONS)         VALUE      VALUE      VALUE      VALUE
--------------------------------------------------------------------
FINANCIAL ASSETS
Cash and cash equivalents  $ 5,081    $  5,081   $ 5,074    $  5,074
Loans held for sale or
  securitization             3,439       3,456     2,731       2,731
Loans, net of allowance
  for loan losses           64,675      65,099    59,233      59,277
Securities                   9,904       9,904    14,904      14,904
Other                          384         384       253         253
--------------------------------------------------------------------
FINANCIAL LIABILITIES
Deposits                   $(55,256)  $(55,530)  $(50,066)  $(50,055)
Short-term borrowings       (6,581)     (6,581)  (14,955)    (14,955)
Long-term debt             (18,145)    (17,932)  (15,038)    (14,848)
Other                         (749)       (749)     (572)       (572)
--------------------------------------------------------------------
OFF-BALANCE-SHEET
  FINANCIAL INSTRUMENTS
Interest rate swaps        $   (24)   $     24   $    (6)   $   (285)
Interest rate caps,
  floors and futures             4           9        12          31
Trading account
  derivatives                   34          34        17          17
Commitments to extend
  credit                       (48)        (48)      (33)        (33)
Standby letters of credit       (7)         (7)       (7)         (7)
--------------------------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS: Due to their short-term nature, the carrying amounts reported in the balance sheet approximate fair value for these assets. For purposes of this disclosure only, cash equivalents include Federal funds sold, security resale agreements, accrued interest receivable and other short-term investments.

LOANS AND LOANS HELD FOR SALE OR SECURITIZATION: For performing variable rate loans that reprice frequently and mortgage loans held for sale, estimated fair values are based on carrying values. The fair value of credit card loans held for securitization is based on the principal amount of the loans to be securitized. The fair values for all other loans are estimated using a discounted cash flow calculation that applies interest rates used to price new, similar loans to a schedule of aggregated expected monthly maturities, adjusted for market and credit risks.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS: The amounts shown under carrying value represent accruals or deferred income (fees) arising from the related off-balance-sheet financial instruments. Fair values for off-balance-sheet instruments (futures, swaps, forwards, options, guarantees and lending commitments) are based on quoted market prices (futures); current settlement values (financial forwards); quoted market prices of comparable instruments; fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (guarantees, loan commitments); or, if there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps and options).

9. PROPERTIES, EQUIPMENT AND LEASES

Properties and equipment follow:

-----------------------------------------------------------------
                                                DECEMBER 31
-----------------------------------------------------------------
             (IN THOUSANDS)                  2000         1999
-----------------------------------------------------------------
Land                                      $  138,235   $  150,955
Buildings and leasehold improvements         939,835      994,953
Equipment                                  1,389,655    1,334,675
-----------------------------------------------------------------
                                           2,467,725    2,480,583
Less accumulated depreciation
  and amortization                         1,396,088    1,352,603
-----------------------------------------------------------------
NET PROPERTIES AND EQUIPMENT              $1,071,637   $1,127,980
-----------------------------------------------------------------

The Corporation and certain of its subsidiary banks occupy their respective headquarters offices and other facilities under long-term operating leases and, in addition, lease certain data processing equipment. The aggregate minimum annual rental commitments under these leases total approximately $101.7 million in 2001, $91.9 million in 2002, $81.3 million in 2003, $70.5 million in 2004,
$61.8 million in 2005 and $269.0 million thereafter.

Total expense recorded under all operating leases in 2000, 1999 and 1998 was $120.9 million, $103.2 million and $104.2 million, respectively.

                                                             NATIONAL CITY
                                                             2000 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

10. FEDERAL FUNDS BORROWED AND SECURITY REPURCHASE AGREEMENTS

Detail of Federal funds borrowed and security repurchase agreements follows:

---------------------------------------------------------------
        (DOLLARS IN MILLIONS)           2000     1999     1998
---------------------------------------------------------------
Balance at December 31:
  Federal funds borrowed               $1,786   $  953   $4,303
  Security repurchase agreements        3,892    4,230    5,124
Maximum outstanding at any month-end:
  Federal funds borrowed               $4,474   $4,949   $4,303
  Security repurchase agreements        4,136    5,185    5,435
Daily average amount outstanding:
  Federal funds borrowed               $3,043   $3,258   $3,124
  Security repurchase agreements        3,846    4,821    4,118
Weighted daily average interest rate:
  Federal funds borrowed                 6.43%    5.10%    5.37%
  Security repurchase agreements         5.21     4.19     4.52
Weighted daily interest rate for
 amounts outstanding at December 31:
  Federal funds borrowed                 5.82%    3.79%    4.78%
  Security repurchase agreements         5.29     4.19     4.18
---------------------------------------------------------------

Federal funds borrowed and security repurchase agreements generally mature within 30 days of the transaction date.

11. BORROWED FUNDS

Detail of borrowed funds follows:

----------------------------------------------------------------
                                                DECEMBER 31
----------------------------------------------------------------
             (IN THOUSANDS)                  2000        1999
----------------------------------------------------------------
U.S. Treasury demand notes                 $413,947   $9,228,154
Commercial paper                            368,619      313,396
Other                                       121,159      231,061
----------------------------------------------------------------
TOTAL BORROWED FUNDS                       $903,725   $9,772,611
----------------------------------------------------------------

U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and loans. The funds are placed with the banks at the discretion of the U.S. Treasury and may be called at any time.

12. LONG-TERM DEBT

The composition of long-term debt, net of unamortized discount, follows:

-----------------------------------------------------------------
                                               DECEMBER 31
-----------------------------------------------------------------
(Dollars in Thousands)                         2000          1999
-----------------------------------------------------------------
6.50% subordinated notes due 2000       $        --   $    99,983
8.50% subordinated notes due 2002            99,967        99,943
6.625% subordinated notes due 2004          249,590       249,460
7.75% subordinated notes due 2004           199,082       198,825
8.50% subordinated notes due 2004           149,611       149,484
7.20% subordinated notes due 2005           249,872       249,843
5.75% subordinated notes due 2009           299,071       298,956
6.875% subordinated notes due 2019          698,870       698,809
Other                                        10,000        10,000
-----------------------------------------------------------------
TOTAL PARENT COMPANY                      1,956,063     2,055,303
-----------------------------------------------------------------
6.50% subordinated notes due 2003           199,825       199,750
7.25% subordinated notes due 2010           223,435       223,271
6.30% subordinated notes due 2011           200,000       200,000
7.25% subordinated notes due 2011           197,869       197,672
6.25% subordinated notes due 2011           297,627       297,394
Other                                            --         1,142
-----------------------------------------------------------------
TOTAL SUBSIDIARY                          1,118,756     1,119,229
-----------------------------------------------------------------
TOTAL LONG-TERM DEBT QUALIFYING FOR
  TIER 2 CAPITAL                          3,074,819     3,174,532
Senior bank notes                        11,654,335     8,918,601
Federal Home Loan Bank advances           3,231,246     2,757,648
Other                                         4,400         7,233
-----------------------------------------------------------------
TOTAL OTHER LONG-TERM DEBT               14,889,981    11,683,482
-----------------------------------------------------------------
TOTAL LONG-TERM DEBT                    $17,964,800   $14,858,014
-----------------------------------------------------------------

All of the subordinated notes of the parent and bank subsidiaries pay interest semi-annually and may not be redeemed prior to maturity.

Long-term advances from the Federal Home Loan Bank (FHLB) are at fixed and variable rates and have maturities ranging from 2001 to 2023. The weighted average interest rate of the advances as of December 31, 2000 and 1999 was 6.59% and 6.14%, respectively. Advances from the FHLB are collateralized by qualifying residential mortgage loans.

The senior bank notes are at fixed and variable rates and have maturities ranging from 2001 to 2078. The weighted average interest rate of the notes as of December 31, 2000 and 1999 was 6.73% and 6.08%, respectively.

A credit agreement dated March 14, 1997, with a group of unaffiliated banks, allows the Corporation to borrow up to $350 million until February 1, 2001, with a provision to extend the expiration date under certain circumstances. The Corporation pays an annual facility fee of 10 basis points on the amount of the line. There were no borrowings outstanding under this agreement at December 31, 2000.

Long-term debt maturities for the next five years are as follows: $6,414.1 million in 2001; $3,396.2 million in 2002; $1,527.7 million in 2003; $1,325.6 million in 2004, $1,407.3 million in 2005 and $3,906.0 million thereafter.

NATIONAL CITY
2000 ANNUAL REPORT

13. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

---------------------------------------------------------------
                                                DECEMBER 31
---------------------------------------------------------------
(DOLLARS IN THOUSANDS)                          2000       1999
---------------------------------------------------------------
8.12% capital securities of First of
  America Capital Trust I due January 31,
  2027                                      $150,000   $150,000
9.85% capital securities of Fort Wayne
  Capital Trust I due April 15, 2027          30,000     30,000
---------------------------------------------------------------
TOTAL CAPITAL SECURITIES                    $180,000   $180,000
---------------------------------------------------------------

The corporation-obligated mandatorily redeemable capital securities (the "capital securities") of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the "debentures") were issued by two statutory business trusts - First of America Capital Trust I and Fort Wayne Capital Trust I, of which 100% of the common equity in each of the trusts is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The debentures held by First of America Capital Trust I and Fort Wayne Capital Trust I qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively.

14. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administrated by the federal banking agencies that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on the Corporation's financial statements and operations.

Regulatory and various other capital measures at December 31 follow:

------------------------------------------------------------------
                                     2000               1999
------------------------------------------------------------------
(DOLLARS IN MILLIONS)           AMOUNT    RATIO    AMOUNT    RATIO
------------------------------------------------------------------
Total equity(a)                $6,769.8   7.65%   $5,727.7    6.57%
Total common equity(a)         6,739.9    7.61    5,697.5     6.54
Tangible common equity(b)      5,538.7    6.34    4,391.1     5.12
Tier 1 capital(c)              5,554.5    6.91    4,828.0     6.61
Total risk-based capital(d)    9,108.8    11.34   8,190.2    11.22
Leverage(e)                    5,554.5    6.60    4,828.0     5.72
------------------------------------------------------------------

(a) Computed in accordance with generally accepted accounting principles, including unrealized fair value adjustment of securities available for sale.
(b) Common stockholders' equity less all intangible assets; computed as a ratio to total assets less all intangible assets.
(c) Stockholders' equity plus qualifying capital securities and minority interest less certain intangibles and other assets and the unrealized fair value adjustment of securities available for sale; computed as a ratio to risk-weighted assets, as defined.
(d) Tier 1 capital plus qualifying loan loss allowance and subordinated debt, and 45% of unrealized holding gains on certain equity securities (Tier 2 capital); computed as a ratio to risk-weighted assets, as defined.
(e) Tier 1 capital; computed as a ratio to average total assets less certain intangibles.

National City's Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00% and 3.00%, respectively.

The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively. As of December 31, 2000 and 1999, National City and each of its affiliate banks were categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2000 that management believes have changed any entity's capital category.

The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The consolidated average reserve balance was $238.4 million for 2000.

Under current Federal Reserve regulations, the banking subsidiaries are limited in the amount they may loan to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the bank's capital stock, surplus and undivided profits plus the allowance for loan losses. Loans from subsidiary banks to nonbank affiliates, including the parent company, are also required to be collateralized.

Dividends that may be paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations and also may be impacted by capital needs, as well as other factors. Without regulatory approval, the subsidiary banks can pay dividends in 2001 of $1.2 billion, plus an additional amount equal to their net profits for 2001, as defined by statute, up to the date of any such dividend declaration.

                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

15. STOCKHOLDERS' EQUITY

National City's preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by National City at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock. Except in certain circumstances, the holders of the preferred stock have no voting rights.

During 2000 and 1999, the Corporation repurchased 2.5 million and 2.6 million shares, respectively, of its common stock in accordance with an October 1999 authorization by the Corporation's Board of Directors allowing for the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. As of December 31, 2000, 24.9 million shares remained available for repurchase under this authorization.

During 1999 and 1998, 50 million and 10 million shares, respectively, of the Corporation's common stock were purchased in accordance with an October 1998 authorization by the Board of Directors, which allowed for the repurchase of up to 60 million shares of National City common stock, subject to an aggregate purchase limit of $2.7 billion.

In connection with the October 1999 authorization, the Corporation entered into an agreement with a third party that provides the Corporation with an option to purchase up to $300 million of National City common stock through the use of forward transactions. The forward transactions can be settled from time to time, at the Corporation's election, on a physical, net cash or net share basis. In the case of net cash or net share settlement, the amount at which these forward purchases can be settled depends primarily on the number of shares to be settled and the future market price of the Corporation's common stock as compared with the forward purchase price per share. At December 31, 2000, the Corporation had open forward transactions involving 9.3 million shares of its common stock. These forward transactions were settled in early January 2001 through physical share settlement whereby National City paid cash of $166.2 million, or $17.84 per share, to the third party in exchange for taking physical delivery of the
9.3 million shares. On the settlement date, common shares outstanding and stockholders' equity were reduced. The Corporation may, but is not obligated to, enter into forward transactions with the third party until the agreement's final maturity date of April 19, 2002.

Common shares issued in connection with the Corporation's stock-based compensation plans, including related tax effects, totaled 2.8 million, 4.9 million and 8.1 million in 2000, 1999 and 1998, respectively, while common shares issued for the dividend reinvestment program totaled 1.8 million, 1.6 million and 1.5 million, respectively, for those same years. Beginning in late 2000, the dividend reinvestment program began purchasing shares of National City common stock in the open market. Consequently, the Corporation no longer directly issues shares of its common stock for this program.

On June 30, 1999, the Corporation declared a two-for-one stock split of its common stock, which became effective July 26, 1999, to stockholders of record July 9, 1999. The stock split was accounted for by a transfer of $1.2 billion from capital surplus to common stock.

16. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share calculations follow:

---------------------------------------------------------------------
                                        FOR THE CALENDAR YEAR
---------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT
PER SHARE AMOUNTS)                 2000         1999         1998
---------------------------------------------------------------------
BASIC
  Net income                     $1,302,377   $1,405,485   $1,070,681
  Less preferred dividends            1,799        1,749        2,182
---------------------------------------------------------------------
  Net income applicable to
    common stock                 $1,300,578   $1,403,736   $1,068,499
---------------------------------------------------------------------
  Average common shares
    outstanding                 607,378,801  623,623,811  652,011,504
---------------------------------------------------------------------
  Net income per common
    share - basic                     $2.14        $2.25        $1.64
---------------------------------------------------------------------
DILUTED
  Net income                     $1,302,377   $1,405,485   $1,070,681
---------------------------------------------------------------------
  Average common shares
    outstanding                 607,378,801  623,623,811  652,011,504
  Stock option adjustment         3,429,063    6,958,873   12,040,250
  Preferred stock adjustment      1,817,485    1,869,462    1,668,576
---------------------------------------------------------------------
  Average common shares
    outstanding - diluted       612,625,349  632,452,146  665,720,330
---------------------------------------------------------------------
  Net income per common
    share - diluted                   $2.13        $2.22        $1.61
---------------------------------------------------------------------

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the pro forma dilution assuming the Corporation's outstanding convertible preferred stock and in-the-money outstanding stock options were converted or exercised into common shares. Unsettled forward transactions to purchase the Corporation's common stock may also affect diluted net income per common share. The forward transactions entered into in 2000 and discussed in Note 15 had no dilutive impact on diluted net income per common share during the year. Net income is not adjusted for preferred dividend requirements since the preferred shares are assumed to be converted from the beginning of the period. The average price of the

NATIONAL CITY
2000 ANNUAL REPORT

Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options.

17. INCOME TAXES

The composition of income tax expense follows:

------------------------------------------------------------------
                                             FOR THE CALENDAR YEAR
------------------------------------------------------------------
(IN THOUSANDS)                          2000       1999       1998
------------------------------------------------------------------
Current:
  Federal                           $379,851   $428,492   $340,074
  State                               13,191     15,658      6,429
------------------------------------------------------------------
  Total current                      393,042    444,150    346,503
Deferred:
  Federal                            266,150    284,306    222,194
  State                               10,323     14,672      7,899
------------------------------------------------------------------
  Total deferred                     276,473    298,978    230,093
------------------------------------------------------------------
INCOME TAX EXPENSE                  $669,515   $743,128   $576,596
------------------------------------------------------------------
INCOME TAX EXPENSE APPLICABLE TO
  SECURITIES TRANSACTIONS           $ 19,898   $ 48,426   $ 47,061
------------------------------------------------------------------

The effective tax rate differs from the statutory Federal tax rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown below:

------------------------------------------------------------------
                                             FOR THE CALENDAR YEAR
------------------------------------------------------------------
                                      2000       1999       1998
------------------------------------------------------------------
Statutory Federal tax rate            35.0%      35.0%      35.0%
Life insurance                        (1.2)      (1.0)      (2.0)
Tax-exempt income                     (1.3)      (1.2)      (1.6)
Merger charges and goodwill             .9        1.8        3.0
Other                                   .6         --         .6
------------------------------------------------------------------
EFFECTIVE TAX RATE                    34.0%      34.6%      35.0%
------------------------------------------------------------------

Significant components of deferred tax liabilities and assets as of December 31 follow:

---------------------------------------------------------------
          (IN THOUSANDS)                2000             1999
---------------------------------------------------------------
Deferred tax liabilities:
 Mortgage servicing                  $  264,761        $191,209
 Leasing                                676,878         532,929
 Depreciation                            20,765          22,212
 Mark-to-market adjustments              37,989              --
 Other, net                             198,479         173,400
---------------------------------------------------------------
 Total deferred tax liabilities       1,198,872         919,750
Deferred tax assets:
 Provision for loan losses              327,016         340,759
 Employee benefits                        4,904          32,325
 Mark-to-market adjustments                  --         102,800
 Other, net                             148,263         132,016
---------------------------------------------------------------
 Total deferred tax assets              480,183         607,900
---------------------------------------------------------------
NET DEFERRED TAX LIABILITY           $  718,689        $311,850
---------------------------------------------------------------

For the years ended 2000, 1999 and 1998, income tax benefits of $6.7 million, $36.4 million and $41.0 million, respectively, were credited to stockholders' equity related to the exercise of nonqualified employee stock options.

18. OTHER CONTINGENT LIABILITIES

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

                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

19. PARENT COMPANY

At December 31, 2000 and 1999, retained earnings of the parent company included $5.0 billion and $4.7 billion, respectively, of equity in undistributed earnings of subsidiaries.

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

BALANCE SHEETS

----------------------------------------------------------------
                                                     DECEMBER 31
----------------------------------------------------------------
(IN THOUSANDS)                                 2000         1999
----------------------------------------------------------------
ASSETS
  Cash and demand balances
    due from banks                      $     1,686   $   11,870
  Loans to and receivables
    from subsidiaries                       232,233      257,848
  Securities                              1,142,187      975,790
  Investments in:
    Subsidiary banks                      7,444,621    6,250,281
    Nonbank subsidiaries                    442,694      763,028
  Goodwill, net of accumulated
    amortization                             79,852       86,738
  Other assets                              709,463      479,897
----------------------------------------------------------------
TOTAL ASSETS                            $10,052,736   $8,825,452
----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Long-term debt and capital
    securities                          $ 2,146,031   $2,245,673
  Borrowed funds                            360,500           --
  Accrued expenses and other
    liabilities                             776,384      852,046
----------------------------------------------------------------
    Total liabilities                     3,282,915    3,097,719
  Stockholders' equity                    6,769,821    5,727,733
----------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $10,052,736   $8,825,452
----------------------------------------------------------------

STATEMENTS OF INCOME

------------------------------------------------------------------
                                             FOR THE CALENDAR YEAR
------------------------------------------------------------------
(IN THOUSANDS)                      2000         1999         1998
------------------------------------------------------------------
INCOME
  Dividends from:
    Subsidiary banks          $  950,000   $  432,774   $  752,217
    Nonbank subsidiaries          39,738       19,964       21,000
  Interest on loans to
    subsidiaries                  28,510       16,891       28,034
  Interest and dividends
    on securities                 45,821       36,279       33,590
  Net securities gains           112,810      126,173      109,906
  Other income                    30,149      173,758      116,980
------------------------------------------------------------------
TOTAL INCOME                   1,207,028      805,839    1,061,727
------------------------------------------------------------------
EXPENSE
  Interest on debt and
    other borrowings             194,436      182,980      129,586
  Goodwill amortization            6,886        6,886        7,389
  Other expense                   14,731       15,793      413,500
------------------------------------------------------------------
TOTAL EXPENSE                    216,053      205,659      550,475
------------------------------------------------------------------
Income before tax (benefit)
 expense and equity in
 undistributed net income of
 subsidiaries                    990,975      600,180      511,252
Income tax (benefit) expense      (7,508)      39,913      (60,621)
------------------------------------------------------------------
Income before equity in
 undistributed net income of
 subsidiaries                    998,483      560,267      571,873
Equity in undistributed net
 income of subsidiaries          303,894      845,218      498,808
------------------------------------------------------------------
NET INCOME                    $1,302,377   $1,405,485   $1,070,681
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------
                                               FOR THE CALENDAR YEAR
--------------------------------------------------------------------
(IN THOUSANDS)                       2000          1999         1998
--------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                  $ 1,302,377    $1,405,485   $1,070,681
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Equity in undistributed
     net income of
     subsidiaries                (303,894)     (845,218)    (498,808)
    Amortization of goodwill        6,886         6,886        7,389
    Depreciation and
     amortization of
     properties and
     equipment                      1,596         1,596        1,596
    Decrease in receivables
     from subsidiaries            157,482        22,415      481,003
    Net securities gains         (112,810)     (126,173)    (109,906)
    Increase in accrued
     expenses and other
     liabilities                   94,724       231,084       44,108
    Other, net                   (200,247)      (34,596)    (174,433)
--------------------------------------------------------------------
Net cash provided
  by operating activities         946,114       661,479      821,630
--------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of securities        (585,134)     (588,913)    (577,267)
  Proceeds from sales and
   maturities of securities       553,529       610,037      460,391
  Principal collected on
   loans to subsidiaries          132,697        59,780      260,721
  Loans to subsidiaries          (264,564)     (212,298)    (233,147)
  Investments in
   subsidiaries                (5,384,850)     (274,438)    (192,707)
  Returns of investment
   from subsidiaries            5,004,600     1,373,000      310,000
--------------------------------------------------------------------
Net cash (used in) provided
  by investing activities        (543,722)      967,168       27,991
--------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of corporate
   long-term debt and
   capital securities             (99,642)     (568,951)     (15,043)
  Proceeds from issuance
   of long-term debt, net              --     1,000,000           --
  Net increase in borrowed
   funds                          360,500            --           --
  Dividends paid                 (694,103)     (668,491)    (596,193)
  Issuances of common stock        75,070       138,231      205,005
  Purchases of common stock       (54,401)   (1,710,065)    (347,708)
--------------------------------------------------------------------
Net cash used
  in financing activities        (412,576)   (1,809,276)    (753,939)
--------------------------------------------------------------------
(Decrease) increase in cash
  and demand balances due
  from banks                      (10,184)     (180,629)      95,682
Cash and demand balances due
  from banks, January 1            11,870       192,499       96,817
--------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE
  FROM BANKS,
  DECEMBER 31                 $     1,686   $    11,870   $  192,499
--------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
 Interest paid                $   192,741   $   166,759   $  132,590
 Common and preferred stock
  issued in purchase
  acquisitions                         --         4,068      787,184
--------------------------------------------------------------------

NATIONAL CITY
2000 ANNUAL REPORT

20. STOCK OPTIONS AND AWARDS

National City maintains various incentive and non-qualified stock-based compensation plans that allow for the granting of restricted shares, stock options or other stock-based awards to eligible employees and directors.

STOCK OPTION PLANS: The stock option plans under which options may currently be granted authorize the issuance to officers and key employees of up to 50,000,000 options to purchase shares of common stock at the fair market value of the common stock on the date of grant. These options generally become exercisable to the extent of 50% annually beginning one year from the date of grant and expire not later than ten years from the date of grant. In addition, stock options may be granted that include the right to receive additional options not exceeding the number of options exercised under the original grant if certain criteria are met. The exercise price of an additional option is equal to the fair market value of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.

In 1995, National City granted 5.6 million options to purchase common stock at the fair market value of the common stock on the date of grant to virtually all employees in commemoration of National City's 150th anniversary. The options became exercisable to the extent of 33% per year beginning two years from the date of grant. As of December 31, 2000, 1.3 million of these options remained outstanding and all were exercisable.

RESTRICTED STOCK PLANS: National City's restricted stock plans provide for the issuance of up to 5,000,000 shares of common stock to officers, key employees and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation generally recognizes compensation expense over the restricted period. Compensation expense recognized in 2000, 1999 and 1998 totaled $6.9 million, $9.8 million and $5.8 million, respectively, related to shares issued under these plans. Compensation expense in 1999 included $4.3 million related to certain one-time executive contract obligations.

OPTION AND RESTRICTED STOCK AWARD ACTIVITY: Stock option and restricted stock award activity follow:

-----------------------------------------------------------------------
                                      SHARES
                       ------------------------------------
                       AVAILABLE                              WEIGHTED-
                       FOR GRANT                               AVERAGE
                       -----------        OUTSTANDING          OPTION
                        AWARDS &     ----------------------   PRICE PER
                         OPTIONS      AWARDS      OPTIONS       SHARE
-----------------------------------------------------------------------
January 1, 1998         33,673,082   1,163,904   34,538,864    $16.83
  Options acquired              --          --      997,118
  Cancelled                303,592     (32,096)    (668,496)    20.65
  Exercised                     --    (269,722)  (8,643,776)    14.58
  Granted               (8,895,198)    499,410    9,525,446     34.10
-----------------------------------------------------------------------
December 31, 1998       25,081,476   1,361,496   35,749,156     21.91
-----------------------------------------------------------------------
  Cancelled                785,437     (74,313)    (977,412)    27.25
  Exercised                     --    (537,217)  (5,896,671)    14.18
  Granted               (8,418,024)    446,584    8,926,407     28.11
-----------------------------------------------------------------------
December 31, 1999       17,448,889   1,196,550   37,801,480     24.38
-----------------------------------------------------------------------
  Cancelled              1,286,940     (96,908)  (1,404,340)    26.49
  Exercised                     --    (242,899)  (2,489,526)    13.28
  Granted              (12,563,754)    979,896   12,040,430     18.17
-----------------------------------------------------------------------
DECEMBER 31, 2000        6,172,075   1,836,639   45,948,044    $23.29
-----------------------------------------------------------------------

Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at December 31, 2000 follows:

-------------------------------------------------------------------------------
                                           WEIGHTED
                                            AVERAGE
                              WEIGHTED     REMAINING                  WEIGHTED
                               AVERAGE    CONTRACTUAL                  AVERAGE
   RANGE OF                   EXERCISE       LIFE                     EXERCISE
EXERCISE PRICES  OUTSTANDING    PRICE     (IN YEARS)    EXERCISABLE     PRICE
-------------------------------------------------------------------------------
$3.47-$11.99      1,962,726    $ 9.91         1.2        1,962,726     $ 9.91
 12.00-16.99      5,584,593     14.08         1.6        5,584,593      14.08
 17.00-21.99     15,127,456     17.81         8.4        3,749,971      17.59
 22.00-26.99      1,633,406     24.66         5.1        1,239,808      24.28
 27.00-31.99     13,167,267     28.29         7.5        8,616,279      28.45
 32.00-37.81      8,472,596     34.21         7.3        7,760,267      34.22
-------------------------------------------------------------------------------
    TOTAL        45,948,044    $23.29         6.7       28,913,644     $24.38
-------------------------------------------------------------------------------

At December 31, 2000, 1999 and 1998, options for 28,913,644, 22,289,080 and
18,687,238 shares of common stock, respectively, were exercisable.

PRO FORMA DISCLOSURES: For purposes of providing the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of stock options granted from 1995 through 2000 were estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

                                                            NATIONAL CITY
                                                            2000 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

The following weighted-average assumptions were used in the option pricing model for options granted in each of the last three years: a risk-free interest rate of 5.01%, 6.33% and 4.54% for 2000, 1999 and 1998, respectively; an expected life of the option of four years for 2000, 1999 and 1998; an expected dividend yield of 3.50% for 2000, 4.00% for 1999 and 3.00% for 1998; and expected volatility of 22.1% for 2000 and 1999 and 20.8% for 1998. The weighted-average grant date fair value of options granted during 2000, 1999 and 1998 was $3.11, $4.97 and $5.61, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Had compensation cost for the Corporation's stock option plans been determined consistent with SFAS No. 123, net income and net income per share would have been as follows:

-------------------------------------------------------------------
        (IN THOUSANDS,
  EXCEPT PER SHARE AMOUNTS)        2000         1999        1998
-------------------------------------------------------------------
Pro forma net income            $1,265,978   $1,371,182  $1,043,044
Pro forma net income per
  share:
 Basic                               $2.08        $2.20       $1.60
 Diluted                              2.07         2.17        1.57
-------------------------------------------------------------------

21. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

National City has a noncontributory, defined benefit retirement plan covering substantially all employees. Retirement benefits are derived from a cash balance formula adopted in 1998, whereby credits based on salary, age and years of service are credited to employee accounts. Actuarially-determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

National City also has a benefit plan, which offers post-retirement medical and life insurance benefits. The medical portion of the plan is contributory and the life insurance coverage is noncontributory to the participants. The Corporation has no plan assets attributable to the plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods employees provide service for such benefits. The Corporation reserves the right to terminate or make plan changes at any time.

Plan asset and benefit obligation activity for each of the plans follows:(a)

-----------------------------------------------------------------------
                                                  OTHER POSTRETIREMENT
                           PENSION BENEFITS             BENEFITS
                        -----------------------   ---------------------
(DOLLARS IN THOUSANDS)     2000         1999        2000        1999
-----------------------------------------------------------------------
CHANGE IN FAIR VALUE
  OF PLAN ASSETS
 Balance at beginning
  of measurement
  period                $1,459,918   $1,294,517   $      --   $      --
 Actual return on plan
  assets                   195,623      221,798          --          --
 Employer contribution          --           --       9,070       9,699
 Participant
  contributions                 --           --       6,105       5,548
 Expenses paid              (5,043)      (5,161)         --          --
 Benefits paid             (60,602)     (51,236)    (15,175)    (15,247)
-----------------------------------------------------------------------
BALANCE AT END OF
  MEASUREMENT PERIOD    $1,589,896   $1,459,918   $      --   $      --
-----------------------------------------------------------------------
CHANGE IN BENEFIT
  OBLIGATION
 Balance at beginning
  of measurement
  period                $  932,528   $  957,992   $ 111,847   $ 107,152
 Service cost               39,405       37,278       2,174       2,268
 Interest cost              68,225       65,864       8,008       7,622
 Participant
  contributions                 --           --       6,105       5,548
 Actuarial (gains)
  losses                    31,934      (77,370)      1,230       4,504
 Benefits paid             (60,602)     (51,236)    (15,175)    (15,247)
-----------------------------------------------------------------------
BALANCE AT END OF
  MEASUREMENT PERIOD    $1,011,490   $  932,528   $ 114,189   $ 111,847
-----------------------------------------------------------------------
 Funded status          $  578,406   $  527,390   $(114,189)  $(111,847)
 Unrecognized prior
  service cost             (61,859)     (67,916)        796      (1,986)
 Unrecognized net
  actuarial (gain)
  loss                    (335,463)    (328,144)     15,301      12,781
 Unrecognized net
  (asset) obligation        (8,500)     (14,377)     15,877      21,440
-----------------------------------------------------------------------
PREPAID (ACCRUED)
  BENEFIT COST          $  172,584   $  116,953   $ (82,215)  $ (79,612)
-----------------------------------------------------------------------
WEIGHTED-AVERAGE
  ASSUMPTIONS FOR THE
  MEASUREMENT PERIOD
 Discount rate                7.25%        7.25%       7.25%       7.25%
 Rate of compensation
  increase               2.75-7.50    2.75-7.50   2.75-7.50   2.75-7.50
 Expected return on
  plan assets                10.00        10.00          --          --
-----------------------------------------------------------------------

(a) Using a measurement date of October 31, 2000 and 1999 for the pension plan and October 31, 2000 and December 31, 1999 for the postretirement plan.

Plan assets of the defined benefit retirement plan consisted primarily of marketable equity securities and bonds, including $144.2 million and $28.3 million of National City common stock at December 31, 2000 and 1999, respectively.

NATIONAL CITY
2000 ANNUAL REPORT

Components of net defined benefit pension plan and other postretirement benefit plan costs follow:(a)

-------------------------------------------------------------------
         (IN THOUSANDS)             2000        1999        1998
-------------------------------------------------------------------
PENSION BENEFITS
  Service cost                    $  39,405   $  37,278   $  34,192
  Interest cost                      68,225      65,864      64,753
  Expected return on plan assets   (138,352)   (126,815)   (110,585)
  Amortization of prior service
    cost                             (6,057)     (5,850)     (3,454)
  Transition benefit                 (5,778)     (5,778)     (5,778)
  Recognized net actuarial gain     (13,074)     (1,504)     (6,531)
-------------------------------------------------------------------
NET PERIODIC BENEFIT              $ (55,631)  $ (36,805)  $ (27,403)
-------------------------------------------------------------------
OTHER POSTRETIREMENT BENEFITS
  Service cost                    $   2,174   $   2,268   $   2,072
  Interest cost                       8,008       7,622       7,363
  Amortization of prior service
    cost                               (819)       (819)       (648)
  Transition obligation               1,923       1,923       1,923
  Recognized net actuarial gain         386         331         125
-------------------------------------------------------------------
NET PERIODIC COST                 $  11,672   $  11,325   $  10,835
-------------------------------------------------------------------

(a) Using a measurement date of October 31, 2000 and 1999 for the pension plan and October 31, 2000 and December 31, 1999 for the postretirement plan.

The health care trend rate assumption only affects those participants retired under the plan prior to April 1, 1989. The 2000 health care trend rate is projected to be 8.5% for participants under age 65 and 5.5% for participants over 65. These rates are assumed to decrease incrementally by one half of a percentage point per year until they reach 5.0% and remain at that level thereafter. The health care trend rate assumption does not have a significant effect on the medical plan; therefore, a one percentage point change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded and any payments to plan participants are made by the Corporation. At December 31, 2000 and 1999, obligations of $64.3 million and $56.1 million, respectively, were included in accrued expenses and other liabilities for these plans. For the years ended December 31, 2000, 1999 and 1998, expense related to these plans was $16.1 million, $12.3 million and $24.9 million, respectively. The expense for 1998 included a $14.4 million curtailment charge relating to supplemental executive retirement plans for former key employees of First of America.

Substantially all employees with one or more years of service are eligible to contribute a portion of their pretax salary to a defined contribution plan. The Corporation may make contributions to the plan in varying amounts depending on the level of employee contributions.
For the years ended 2000, 1999 and 1998, the expense related to this plan was $35.5 million, $44.4 million and $39.2 million, respectively.

22. OFF-BALANCE-SHEET FINANCIAL AGREEMENTS

The Corporation uses a variety of off-balance-sheet financial instruments such as interest rate swaps, futures, options, forwards, and cap and floor contracts. These financial agreements, frequently called interest rate derivatives, enable the Corporation to manage its exposure to changes in interest rates.

As with any financial instrument, derivatives have inherent risks. Market risk includes the risk of gains and losses that result from changes in interest rates. These gains and losses may be offset by other on- or off-balance-sheet transactions. Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk can be measured as the cost of acquiring a new derivative agreement with cash flows identical to those of a defaulted agreement in the current interest rate environment. Credit exposure with counterparties is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance-sheet counterparties that provide for exchanges of marketable securities to collateralize either party's unrealized gains. On December 31, 2000, these collateral agreements covered approximately 90% of the notional amount of the derivatives portfolio, and the Corporation held net U.S. government and agency securities with a fair value of $5.8 million from various counterparties to collateralize unrealized gains. The Corporation has never experienced a credit loss associated with any interest rate derivative.

Note 1 to the Consolidated Financial Statements includes a summary of how derivative instruments used for interest rate and mortgage servicing risk management are accounted for in the financial statements. In 2001, the accounting for these instruments will change to comply with the requirements of SFAS No. 133, which was adopted by the Corporation on January 1, 2001. The new accounting requirements are discussed in Note 2 to the Consolidated Financial Statements.

INTEREST RATE RISK MANAGEMENT: As part of managing interest rate risk, a variety of derivative instruments are used to protect against the risk of interest rate movements on the value of certain assets and liabilities or on future cash flows. The nature and volume of derivative instruments used by the Corporation to manage interest rate risk related to loans, investment securities and funding products depend on the level and type of these on-balance-sheet items and the Corporation's risk management strategies given the current and anticipated interest rate environment.

The fair values of fixed-rate funding products were hedged against changes in interest rates primarily through the use of receive-fixed interest rate swaps, while the fair values of fixed-rate loans were hedged against

                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

changes in interest rates through the use of pay-fixed interest rate swaps, interest rate futures and interest rate caps and floors. Cash flow variability stemming from adjustable-rate loan and funding products was hedged primarily through the use of receive-fixed interest rate swaps and pay-fixed interest rate swaps, respectively. Basis swaps were also used to manage risk associated with certain variable cash flows.

The notional amounts of interest rate derivatives used for interest-rate risk management purposes at December 31 follow:

---------------------------------------------------------------------------------------------------------------------------
                                                             2000                                     1999
                                            --------------------------------------   --------------------------------------
                                                NOTIONAL AMOUNT                                 NOTIONAL AMOUNT
                                              APPLICABLE TO HEDGED                            APPLICABLE TO HEDGED
                                                ASSET/LIABILITY                                 ASSET/LIABILITY
                                            ------------------------      TOTAL      --------------------------------------
              (IN THOUSANDS)                  LOANS        FUNDING      NOTIONAL       LOANS      SECURITIES      FUNDING
---------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
  Receive-fixed swaps                       $  130,000    $6,104,250   $ 6,234,250   $  961,488   $        --   $ 4,792,000
  Pay-fixed swaps                            2,812,049     3,775,000     6,587,049    2,690,841       156,000     1,000,000
  Basis swaps                                       --            --            --    2,000,000            --     4,091,000
---------------------------------------------------------------------------------------------------------------------------
      Total interest rate swaps              2,942,049     9,879,250    12,821,299    5,652,329       156,000     9,883,000
INTEREST RATE CAPS AND FLOORS
  Eurodollar caps purchased                      3,396            --         3,396        3,605        70,000     1,500,000
  Eurodollar caps sold                         390,000            --       390,000       35,000            --            --
  Eurodollar floors purchased                       --            --            --      665,000       525,000            --
  Eurodollar floors sold                        10,000            --        10,000       10,000            --            --
  Prime caps sold                               50,000            --        50,000           --            --            --
---------------------------------------------------------------------------------------------------------------------------
      Total interest rate caps and floors      453,396            --       453,396      713,605       595,000     1,500,000
INTEREST RATE FUTURES
  Futures purchased                            627,000            --       627,000      637,000            --            --
  Futures sold                               2,738,000            --     2,738,000      808,000    10,756,000            --
---------------------------------------------------------------------------------------------------------------------------
      Total interest rate futures            3,365,000            --     3,365,000    1,445,000    10,756,000            --
---------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST RATE SWAPS, CAPS,
        FLOORS AND FUTURES                  $6,760,445    $9,879,250   $16,639,695   $7,810,934   $11,507,000   $11,383,000
---------------------------------------------------------------------------------------------------------------------------

------------------------------------------  -----------
                                               1999
                                            -----------

                                               TOTAL
              (IN THOUSANDS)                 NOTIONAL
------------------------------------------  -----------
INTEREST RATE SWAPS
  Receive-fixed swaps                       $ 5,753,488
  Pay-fixed swaps                             3,846,841
  Basis swaps                                 6,091,000
-------------------------------------------------------
      Total interest rate swaps              15,691,329
INTEREST RATE CAPS AND FLOORS
  Eurodollar caps purchased                   1,573,605
  Eurodollar caps sold                           35,000
  Eurodollar floors purchased                 1,190,000
  Eurodollar floors sold                         10,000
  Prime caps sold                                    --
-------------------------------------------------------
      Total interest rate caps and floors     2,808,605
INTEREST RATE FUTURES
  Futures purchased                             637,000
  Futures sold                               11,564,000
-------------------------------------------------------
      Total interest rate futures            12,201,000
-------------------------------------------------------
      TOTAL INTEREST RATE SWAPS, CAPS,
        FLOORS AND FUTURES                  $30,700,934
-------------------------------------------------------

Summary information regarding the interest rate derivatives portfolio used for interest rate risk management purposes at December 31, 2000 follows:

-----------------------------------------------------------------------------------------------

                                                            TOTAL      UNREALIZED    UNREALIZED
          (DOLLARS IN THOUSANDS)                          NOTIONAL        GAINS        LOSSES
-----------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
  Receive-fixed swaps                                    $ 4,452,250       $38,198   $ (13,912)
  Pay-fixed swaps                                          6,505,698        15,563     (79,804)
  Receive-fixed callable swaps                             1,782,000        10,376     (18,831)
  Pay-fixed callable swaps                                    81,351         1,183      (2,678)
-----------------------------------------------------------------------------------------------
      Total interest rate swaps                           12,821,299        65,320    (115,225)
INTEREST RATE CAPS AND FLOORS
  One-month Eurodollar caps purchased                          3,396            --         (68)
  Three-month Eurodollar caps sold                           390,000         9,302      (3,700)
  Three-month Eurodollar floors sold                          10,000           358        (556)
  Prime caps sold                                             50,000         1,295        (373)
-----------------------------------------------------------------------------------------------
      Total interest rate caps and floors                    453,396        10,955      (4,697)
INTEREST RATE FUTURES
  Eurodollar futures purchased                               627,000           436          --
  Eurodollar futures sold                                  2,738,000            46      (1,960)
-----------------------------------------------------------------------------------------------
      Total interest rate futures                          3,365,000           482      (1,960)
-----------------------------------------------------------------------------------------------
      TOTAL INTEREST RATE SWAPS, CAPS, FLOORS AND
        FUTURES                                          $16,639,695       $76,757   $(121,882)
-----------------------------------------------------------------------------------------------

------------------------------------------  -------------------------------------
                                                      WEIGHTED AVERAGE
                                            -------------------------------------
                                            RECEIVE     PAY     STRIKE     LIFE
          (DOLLARS IN THOUSANDS)            RATE(a)   RATE(a)   RATE(a)   (YEARS)
------------------------------------------  -------------------------------------
INTEREST RATE SWAPS
  Receive-fixed swaps                        6.38%     6.64%        --      5.6
  Pay-fixed swaps                            6.65      6.40         --      2.5
  Receive-fixed callable swaps               6.99      6.79         --      3.0
  Pay-fixed callable swaps                   6.81      6.35         --      5.4
---------------------------------------------------------------------------------
      Total interest rate swaps
INTEREST RATE CAPS AND FLOORS
  One-month Eurodollar caps purchased          --        --       9.00%    11.2
  Three-month Eurodollar caps sold             --        --       7.12      4.4
  Three-month Eurodollar floors sold           --        --       6.52      5.9
  Prime caps sold                              --        --      10.00      4.1
---------------------------------------------------------------------------------
      Total interest rate caps and floors
INTEREST RATE FUTURES
  Eurodollar futures purchased                 --        --         --       --
  Eurodollar futures sold                      --        --         --       --
---------------------------------------------------------------------------------
      Total interest rate futures
---------------------------------------------------------------------------------
      TOTAL INTEREST RATE SWAPS, CAPS, FLO
        FUTURES
---------------------------------------------------------------------------------

(a) The weighted average rates are those in effect in the specified contracts at December 31, 2000.

NATIONAL CITY
2000 ANNUAL REPORT

The expected notional maturities of off-balance-sheet instruments used for interest-rate risk management at December 31, 2000 follow:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        GREATER
                                                           LESS THAN        1 TO 3         3 TO 5        5 TO 10        THAN 10
(IN THOUSANDS)                                               1 YEAR         YEARS          YEARS          YEARS          YEARS
---------------------------------------------------------------------------------------------------------------------------------
Receive-fixed swaps                                        $2,869,250     $  935,000     $  365,000     $  645,000     $1,420,000
Pay-fixed swaps                                               779,962      4,083,342      1,001,205        721,465          1,075
Caps purchased                                                     --             --             --             --          3,396
Caps sold                                                          --             --        430,000         10,000             --
Floors sold                                                        --             --             --         10,000             --
Futures purchased                                             185,000        317,000        125,000             --             --
Futures sold                                                1,261,000        494,000        374,000        609,000             --
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                      $5,095,212     $5,829,342     $2,295,205     $1,995,465     $1,424,471
---------------------------------------------------------------------------------------------------------------------------------

MORTGAGE SERVICING ASSET RISK MANAGEMENT: The Corporation uses off-balance-sheet derivative contracts to hedge the fair value of its mortgage servicing portfolio. The fair value of the mortgage servicing portfolio is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To hedge this exposure, the Corporation enters into receive-fixed interest rate swaps and purchases interest rate caps and floors. The Corporation also enters into interest rate swaps where the Corporation receives the periodic total return of principal only mortgage-backed securities and pays a variable rate based on one-month Eurodollar rates.

Information regarding the interest rate derivatives portfolio used for hedging mortgage servicing assets follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                               DECEMBER 31, 2000
                               ----------------------------------------------------------------------------------
                                                                               WEIGHTED AVERAGE                      DECEMBER 31,
                                                                         -----------------------------                   1999
                                NOTIONAL     UNREALIZED    UNREALIZED    RECEIVE      PAY      STRIKE      LIFE        NOTIONAL
(DOLLARS IN THOUSANDS)           AMOUNT        GAINS         LOSSES      RATE(a)    RATE(a)    RATE(a)    (YEARS)       AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
  Receive-fixed swaps          $3,153,000     $ 71,428     $ (18,235)     6.31%      6.68%        --        6.7        $1,808,000
  Principal-only swaps            482,707       71,164       (26,031)       --       6.85         --        1.4           364,792
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        swaps                   3,635,707      142,592       (44,266)                                                   2,172,792
INTEREST RATE CAPS AND FLOORS
  Ten-year U.S. Treasury caps
    purchased                   3,175,000          209        (6,679)       --         --       6.71%       1.8         2,690,000
  Ten-year U.S. Treasury
    floors purchased              270,000        1,164            --        --         --       5.39        1.0           700,000
  Three-month Eurodollar
    floors purchased            1,190,000        5,781            --        --         --       5.50        2.6                --
---------------------------------------------------------------------------------------------------------------------------------
      Total interest rate
        caps and floors         4,635,000        7,154        (6,679)                                                   3,390,000
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST RATE
        SWAPS, CAPS AND
        FLOORS                 $8,270,707     $149,746     $ (50,945)                                                  $5,562,792
---------------------------------------------------------------------------------------------------------------------------------

(a) The weighted average rates are those in effect in the specified contracts at December 31, 2000.

TRADING ACTIVITIES: The Corporation also enters into off-balance-sheet financial instruments for its trading account. These transactions are executed primarily with customers to facilitate their interest rate and foreign currency risk management strategies. Customer trading activity consists of a portfolio of derivative contracts with the Corporation's customers and offsetting derivative instruments, futures, forwards, option contracts and cash securities, which effectively reduce the risk of fair value fluctuations in the portfolio caused by changes in market conditions.

At December 31, 2000, the total notional amount of derivative contracts held for trading was $13.5 billion with a net fair value of $33.6 million, compared to $6.3 billion in notional and a net fair value of $17.0 million at December 31, 1999. Total trading revenue was $18.2 million, $17.8 million and $22.5 million in 2000, 1999 and 1998, respectively.

All off-balance-sheet contracts in the preceding tables are valued using cash flow projection models either acquired from third parties or developed in-house. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. Valuations and notional maturities presented above are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2000.

                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

OTHER OFF-BALANCE-SHEET COMMITMENTS: In the normal course of business, the Corporation makes various commitments to extend credit which are not reflected in the balance sheet. A summary of these commitments follows:

---------------------------------------------------------------
                                                 DECEMBER 31
---------------------------------------------------------------
               (IN MILLIONS)                   2000      1999
---------------------------------------------------------------
Commitments to extend credit                  $43,070   $38,243
Standby letters of credit                       3,420     3,152
---------------------------------------------------------------

The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral is obtained based on management's credit assessments of the customer.

The Corporation also enters into forward contracts related to its mortgage banking business. At December 31, 2000 and 1999, the Corporation had commitments to sell residential real estate loans totaling $3.7 billion and $2.5 billion, respectively. These contracts mature in less than one year.

23. LINE OF BUSINESS RESULTS

National City operates six major lines of business: retail sales and distribution, corporate banking, consumer finance, asset management, National City Mortgage and National Processing. During the third quarter of 2000, National City announced several organizational changes, which, once operationally complete, may result in changes to the presentation of the line of business results in future periods.

Retail sales and distribution includes direct lending, deposit gathering and small business services. Corporate banking includes lending and related financial services to large- and medium-sized corporations. Consumer finance is comprised of credit card lending, education finance, dealer finance, national home equity lending and nonconforming residential lending. Asset management includes the institutional trust, brokerage and personal wealth management businesses. National City Mortgage represents conforming mortgage banking activities conducted through the Corporation's wholly-owned subsidiary, National City Mortgage Company. National Processing consists of merchant credit card processing services and corporate outsourcing services conducted through National Processing, Inc., National City's 87%-owned subsidiary.

The business units are identified by the product or services offered and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been reclassified to conform with the current year's presentation.

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

Parent and other is comprised of several smaller business units, the results of investment funding activities, intersegment revenue (expense) eliminations and unallocated amounts. Operating results of the business units are discussed in the Line of Business Results section of Financial Review. Selected financial information by line of business is included in the table on the next page.

NATIONAL CITY
2000 ANNUAL REPORT

---------------------------------------------------------------------------------------------------
                                                                                           NATIONAL
                                      RETAIL SALES     CORPORATE   CONSUMER     ASSET        CITY
          (IN THOUSANDS)            AND DISTRIBUTION    BANKING    FINANCE    MANAGEMENT   MORTGAGE
---------------------------------------------------------------------------------------------------
2000
Net interest income (expense)(a)       $1,483,564      $944,695    $636,496    $100,911    $39,687
Provision (benefit) for loan
  losses                                   43,583        69,459    179,933        9,633         --
                                       ----------      --------    --------    --------    --------
Net interest income (expense)
  after provision                       1,439,981       875,236    456,563       91,278     39,687
Noninterest income                        548,831       225,593    221,871      476,313    402,905
Noninterest expense                     1,143,148       410,722    437,068      337,803    343,317
                                       ----------      --------    --------    --------    --------
Income (loss) before taxes                845,664       690,107    241,366      229,788     99,275
Income tax expense (benefit)(a)           324,176       260,436     90,916       85,016     37,878
---------------------------------------------------------------------------------------------------
Net income (loss)                      $  521,488      $429,671    $150,450    $144,772    $61,397
---------------------------------------------------------------------------------------------------
Intersegment revenue (expense)         $   14,316      $     --    $    --     $ 28,599    $10,333
Average assets (in millions)               16,105        28,318     18,587        2,558      3,559
---------------------------------------------------------------------------------------------------

1999
Net interest income (expense)(a)       $1,490,583      $865,304    $592,823    $ 90,067    $58,654
Provision (benefit) for loan
  losses                                   39,243        55,188    179,903        2,533         --
                                       ----------      --------    --------    --------    --------
Net interest income (expense)
  after provision                       1,451,340       810,116    412,920       87,534     58,654
Noninterest income                        553,600       203,414    145,528      477,676    314,698
Noninterest expense                     1,169,257       391,380    317,309      334,190    246,958
                                       ----------      --------    --------    --------    --------
Income (loss) before taxes                835,683       622,150    241,139      231,020    126,394
Income tax expense (benefit)(a)           316,367       231,674     89,640       84,466     48,658
---------------------------------------------------------------------------------------------------
Net income (loss)                      $  519,316      $390,476    $151,499    $146,554    $77,736
---------------------------------------------------------------------------------------------------
Intersegment revenue (expense)         $   37,670      $     --    $    --     $ 32,219    $10,405
Average assets (in millions)               17,260        26,076     15,794        2,313      3,087
---------------------------------------------------------------------------------------------------

1998
Net interest income (expense)(a)       $1,480,331      $880,330    $556,189    $ 72,983    $42,244
Provision (benefit) for loan
  losses                                   34,637        17,118    192,684        2,074         --
                                       ----------      --------    --------    --------    --------
Net interest income (expense)
  after provision                       1,445,694       863,212    363,505       70,909     42,244
Noninterest income                        586,064       197,636     89,127      455,581    279,433
Noninterest expense                     1,224,471       395,163    266,169      326,256    214,373
                                       ----------      --------    --------    --------    --------
Income (loss) before taxes                807,287       665,685    186,463      200,234    107,304
Income tax expense (benefit)(a)           298,697       246,304     68,991       73,489     37,772
---------------------------------------------------------------------------------------------------
Net income (loss)                      $  508,590      $419,381    $117,472    $126,745    $69,532
---------------------------------------------------------------------------------------------------
Intersegment revenue (expense)         $   20,771      $     --    $    --     $ 39,441    $11,861
Average assets (in millions)               18,570        24,753     13,502        1,947      2,726
---------------------------------------------------------------------------------------------------

----------------------------------  -------------------------------------

                                     NATIONAL     PARENT     CONSOLIDATED
          (IN THOUSANDS)            PROCESSING   AND OTHER      TOTAL
----------------------------------  -------------------------------------
2000
Net interest income (expense)(a)     $  9,187    $(222,449)   $2,992,091
Provision (benefit) for loan
  losses                                   --     (15,813)       286,795
                                     --------    ---------    ----------
Net interest income (expense)
  after provision                       9,187    (206,636)     2,705,296
Noninterest income                    419,446     189,275      2,484,234
Noninterest expense                   358,180     153,671      3,183,909
                                     --------    ---------    ----------
Income (loss) before taxes             70,453    (171,032)     2,005,621
Income tax expense (benefit)(a)        27,066    (122,244)       703,244
------------------------------------------------------------------------
Net income (loss)                    $ 43,387    $(48,788)    $1,302,377
------------------------------------------------------------------------
Intersegment revenue (expense)       $ 11,631    $(64,879)    $       --
Average assets (in millions)              385      16,038         85,550
------------------------------------------------------------------------
1999
Net interest income (expense)(a)     $  5,024    $(65,498)    $3,036,957
Provision (benefit) for loan
  losses                                   --     (27,193)       249,674
                                     --------    ---------    ----------
Net interest income (expense)
  after provision                       5,024     (38,305)     2,787,283
Noninterest income                    354,849     331,004      2,380,769
Noninterest expense                   379,613     143,797      2,982,504
                                     --------    ---------    ----------
Income (loss) before taxes            (19,740)    148,902      2,185,548
Income tax expense (benefit)(a)        17,678      (8,420)       780,063
------------------------------------------------------------------------
Net income (loss)                    $(37,418)   $157,322     $1,405,485
------------------------------------------------------------------------
Intersegment revenue (expense)       $ 12,608    $(92,902)    $       --
Average assets (in millions)              400      19,361         84,291
------------------------------------------------------------------------
1998
Net interest income (expense)(a)     $  6,948    $(87,152)    $2,951,873
Provision (benefit) for loan
  losses                                   --     (45,113)       201,400
                                     --------    ---------    ----------
Net interest income (expense)
  after provision                       6,948     (42,039)     2,750,473
Noninterest income                    493,070     213,231      2,314,142
Noninterest expense                   476,884     473,797      3,377,113
                                     --------    ---------    ----------
Income (loss) before taxes             23,134    (302,605)     1,687,502
Income tax expense (benefit)(a)         9,713    (118,145)       616,821
------------------------------------------------------------------------
Net income (loss)                    $ 13,421    $(184,460)   $1,070,681
------------------------------------------------------------------------
Intersegment revenue (expense)       $  9,628    $(81,701)    $       --
Average assets (in millions)              506      18,049         80,053
------------------------------------------------------------------------

(a) Includes tax-equivalent adjustment for tax-exempt interest income.

                                                              NATIONAL CITY
                                                              2000 ANNUAL REPORT

FORM 10-K

The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient and comprehensive information on 2000 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the transition period from  ______ to  ______

                         Commission File Number 1-10074

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

Registrant's telephone number, including area code: 216-575-2000

Securities registered pursuant to Section 12(b) of the Act:

            National City Corporation Common Stock, $4.00 Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

                            New York Stock Exchange
--------------------------------------------------------------------------------
                  (Name of Each Exchange on Which Registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by nonaffiliates of the Registrant as of December 31, 2000 - $17,374,835,367

The number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2000:

Common Stock, $4.00 Per Share - 609,188,668

Documents Incorporated By Reference:

Portions of the Registrant's Proxy Statement (to be dated approximately March 8,
2001) are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.

NATIONAL CITY
2000 ANNUAL REPORT

FORM 10-K CROSS REFERENCE INDEX

                                                          PAGES
------------------------------------------------------------------
PART I
  Item  1 -    Business
    Description of Business                                     49
    Average Balance Sheets/Interest/Rates                      8-9
    Volume and Rate Variance Analysis                           10
    Securities                                           15, 33-34
    Loans                                                       14
    Risk Elements of Loan Portfolio                      14, 16-17
    Interest-bearing Liabilities                       8-9, 15, 36
    Line of Business Results                                    13
    Financial Ratios                                            21
  Item  2 -    Properties                                       50
  Item  3 -    Legal Proceedings                                50
  Item  4 -    Submission of Matters to a Vote of
                 Security Holders - None
------------------------------------------------------------------
PART II
  Item  5 -    Market for the Registrant's Common           18, 20
                 Stock and Related Stockholder              inside
                 Matters                                      back
                                                             cover
  Item  6 -    Selected Financial Data                          21
  Item  7 -    Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                6-19
  Item  7A -   Quantitative and Qualitative
               Disclosures About Market Risk                 18-19
  Item  8 -    Financial Statements and Supplementary
                 Data                                    20, 22-47
  Item  9 -    Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure - None
------------------------------------------------------------------
PART III
  Item 10 -    Directors and Executive Officers of
                 the Registrant - Note (1)
               Executive Officers                            50-51
               Compliance with Section 16(a) of the
                 Securities Exchange Act - Note (1)
  Item 11 -    Executive Compensation - Note (1)
  Item 12 -    Security Ownership of Certain
                 Beneficial Owners and Management -
                 Note (1)
  Item 13 -    Certain Relationships and Related
                 Transactions - Note (1)
------------------------------------------------------------------
PART IV
  Item 14 -    Exhibits, Financial Statement
                 Schedules and Reports on Form 8-K
               Report of Ernst & Young LLP,
                 Independent Auditors                           22
               Consolidated Financial Statements             23-47
  Signatures                                                    51
------------------------------------------------------------------

Reports on Form 8-K filed in the fourth quarter of 2000:

October 16, 2000 - National City issued a news release reporting earnings for the third quarter and first nine months of fiscal year 2000.

December 15, 2000 - National City issued a news release announcing that National City, as part of a realignment of the consumer finance business, would be closing its 69 Loan Zone(R) retail stores in the United States, exiting the wholesale loan origination business of its Pittsburgh-based Altegra subsidiary, and exiting the automobile leasing business.

Exhibits - The index of exhibits has been filed as separate pages of the 2000 Form 10-K and is available to stockholders on request from the Secretary of the Corporation at the principal executive offices. Copies of exhibits may be obtained at a cost of 30 cents per page.

Financial Statement Schedules - Omitted due to inapplicability or because required information is shown in the Financial Statements or the Notes thereto.

--------------------------------------------------------------------------------

Note (1) - Incorporated by reference from the Corporation's Proxy Statement to be dated approximately March 8, 2001.

--------------------------------------------------------------------------------

BUSINESS

National City Corporation ("National City" or "the Corporation") is an $89 billion financial holding company headquartered in Cleveland, Ohio. The company provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and item processing. Operations are primarily conducted through more than 1,200 banking offices in Ohio, Pennsylvania, Indiana, Kentucky, Illinois, and Michigan and over 350 retail mortgage offices located throughout the United States. National City and its subsidiaries had 36,097 full-time equivalent employees at December 31, 2000.

COMPETITION

The financial services business is highly competitive. The banking subsidiaries of National City compete actively with national and state banks, thrift institutions, securities dealers, mortgage bankers, finance companies, insurance companies and other financial service entities.

SUPERVISION AND REGULATION

National City is a financial holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that had not opted out by January 1, 1997.

The BHC Act restricts National City's nonbanking activities to those which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The BHC Act does not place territorial restrictions on the

                                                            NATIONAL CITY
                                                            2000 ANNUAL REPORT

FORM 10-K CONTINUED

activities of nonbank subsidiaries of bank holding companies. National City's banking subsidiaries are subject to limitations with respect to transactions with affiliates.

The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act requires "satisfactory" or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. National City and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

A substantial portion of the Corporation's cash revenue is derived from dividends paid by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 14 to the Corporation's Consolidated Financial Statements.

The subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency (the "OCC") or the respective state banking departments, and are subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation ("FDIC").

National City's subsidiary banks are also subject to certain laws of each state in which such bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks located in other states. Ohio, Kentucky, Illinois, Indiana, Michigan and Pennsylvania have all adopted nationwide reciprocal interstate banking.

The Financial Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.

During 2000, the Securities and Exchange Commission issued Regulation FD which established affirmative disclosure requirements on public corporations such that material nonpublic information must be widely, rather than selectively, disseminated. Regulation FD is based on the premise that full and fair disclosure is the cornerstone of an efficient market system. National City is subject to Regulation FD. Through Regulation FD, the Securities and Exchange Commission seeks to encourage broad public disclosure in order to increase investor confidence in the integrity of the capital markets.

The monetary policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have a significant effect on the operating results of banks and holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of National City and its subsidiaries cannot be predicted.

PROPERTIES

National City and its significant subsidiaries occupy their headquarters offices under long-term leases. The Corporation also owns freestanding operations centers in Columbus and Cleveland, Ohio and Kalamazoo and Royal Oak, Michigan and leases operations centers in Pittsburgh, Pennsylvania and Chicago, Illinois. Branch office locations are variously owned or leased.

LEGAL PROCEEDINGS

The information contained in Note 18 to the Consolidated Financial Statements on page 39 of this Annual Report is incorporated herein by reference.

EXECUTIVE OFFICERS

The Executive Officers of National City (as of January 24, 2001) are as follows:

          NAME             AGE                POSITION
------------------------------------------------------------------
David A. Daberko           55      Chairman and Chief Executive
                                     Officer
Vincent A. DiGirolamo      63      Vice Chairman
Robert G. Siefers          55      Vice Chairman
William E. MacDonald III   54      Senior Executive Vice President
James R. Bell III          44      Executive Vice President
Paul G. Clark              47      Executive Vice President
Gary A. Glaser             56      Executive Vice President
Thomas W. Golonski         58      Executive Vice President
Jon L. Gorney              50      Executive Vice President
Jeffrey D. Kelly           47      Executive Vice President and
                                     Chief Financial Officer
Timothy J. Lathe           45      Executive Vice President
Herbert R. Martens, Jr.    48      Executive Vice President
Robert J. Ondercik         54      Executive Vice President
A. Joseph Parker           46      Executive Vice President
J. Armando Ramirez         45      Executive Vice President
Peter E. Raskind           44      Executive Vice President
Phillip L. Rice            42      Executive Vice President
Frederick W. Schantz       65      Executive Vice President
Shelley J. Seifert         46      Executive Vice President
Stephen A. Stitle          55      Executive Vice President
David L. Zoeller           51      Executive Vice President,
                                     General Counsel and Secretary
James P. Gulick            42      Senior Vice President and
                                     General Auditor
Thomas A. Richlovsky       49      Senior Vice President and
                                     Treasurer
------------------------------------------------------------------

NATIONAL CITY
2000 ANNUAL REPORT

The term of office for executive officers is one year.

There is no family relationship between any of the executive officers.

Except as noted below, each of the officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

Mr. Lathe was appointed president and chief executive officer of National City Bank of Michigan/Illinois in 2000. Prior to that time he was executive vice president of National City Bank for the syndications division from 1998 to 2000 and the structured finance division from 1997 to 1998. Prior to 1997, he was senior vice president of the multinational division.

Mr. Ramirez was appointed an executive vice president in 2000. Prior to that time he was senior vice president of corporate planning.

Mr. Raskind was appointed an executive vice president in 2000. Prior to that time he was vice chairman of U.S. Bancorp.

Mr. Rice was appointed an executive vice president and president of National City Bank in 2000. Prior to that time, he was executive vice president of the northcoast region from 1997 to 2000. Prior to 1997, he was senior vice president of the Metro/Ohio division of National City Bank.

Ms. Seifert was appointed an executive vice president of corporate human resources in 2000. Prior to that time, she was senior vice president of corporate human resources.

Mr. Schantz was appointed an executive vice president in 1999. Since 1998, he has been president and chief executive officer of National City Bank of Kentucky. Prior to 1998, he was chief executive officer of National City Bank's Southwest region.

Mr. Stitle was appointed an executive vice president in 1999. Since 1995, he has been chairman, president and chief executive officer of National City Bank of Indiana.

Mr. Parker was appointed an executive vice president in 1998. Prior to that time he was the Retail Business Line Manager of the Corporation.

Mr. Clark was appointed an executive vice president in 1998. Prior to that time, he was president and chief executive officer of National City Bank of Michigan/ Illinois. Prior to 1998, he was executive vice president of National City Bank of Pennsylvania.

Mr. Martens was appointed an executive vice president in 1997. He has been chairman of NatCity Investments, Inc. since 1995.

Mr. Golonski was appointed an executive vice president in 1996. Prior to that time he was the president of Integra Bank.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 24, 2001.

National City Corporation

/s/ David A. Daberko
---------------------------------------

David A. Daberko

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on January 24, 2001.

/s/ David A. Daberko
---------------------------------------
David A. Daberko
Chairman and Chief Executive Officer

/s/ Robert G. Siefers
---------------------------------------
Robert G. Siefers
Vice Chairman

/s/ Vincent A. DiGirolamo
---------------------------------------
Vincent A. DiGirolamo
Vice Chairman

/s/ Jeffrey D. Kelly
---------------------------------------
Jeffrey D. Kelly
Executive Vice President and Chief Financial Officer

/s/ Thomas A. Richlovsky
---------------------------------------
Thomas A. Richlovsky
Senior Vice President and Treasurer

The Directors of National City Corporation (listed on page 52, except John W. Brown) executed a power of attorney appointing David L. Zoeller, Carlton E. Langer and Thomas A. Richlovsky their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ David L. Zoeller
---------------------------------------
By David L. Zoeller
Attorney-in-fact

                                                             NATIONAL CITY
                                                             2000 ANNUAL REPORT

BOARD OF DIRECTORS AND OFFICERS

BOARD OF DIRECTORS

  DAVID A. DABERKO (2,3)                     DANIEL E. EVANS (1,5)                        MICHAEL A. SCHULER (1,6)
  Chairman & CEO                             Chairman                                     Chairman, President & CEO
  National City Corporation                  Bob Evans Farms, Inc.                        Zippo Manufacturing Company
  JON E. BARFIELD (1,4,6)                    JOSEPH T. GORMAN (5,7)                       JEROME F. TATAR (1,4,7)
  Chairman & President                       Chairman & CEO                               Chairman, President & CEO
  The Bartech Group, Inc.                    TRW Inc.                                     The Mead Corporation
  EDWARD B. BRANDON (2,3,6)                  BERNADINE P. HEALY, M.D. (3,6,7)             MORRY WEISS (3,4,6)
  Retired Chairman                           President & CEO                              Chairman & CEO
  National City Corporation                  American Red Cross                           American Greetings Corporation
                                                                                          HONORARY DIRECTORS
  JOHN G. BREEN (3,4,5)                      DOROTHY A. JOHNSON (1,4,6)                   CLAUDE M. BLAIR
  Retired Chairman                           President                                    Retired Chairman
  The Sherwin-Williams Company               Ahlburg Company                              National City Corporation
  JAMES S. BROADHURST (1,5)                  President-Emeritus                           JULIEN L. MCCALL
  Chairman & CEO                             Council of Michigan Foundations              Retired Chairman
  Eat'n Park Hospitality Group, Inc.                                                      National City Corporation
                                             PAUL A. ORMOND (3,5,7)
  JOHN W. BROWN (3,4,5)                      President & CEO                              COMMITTEES:
  Chairman, President & CEO                  Manor Care, Inc.
  Stryker Corporation                                                                     (1) Audit
                                             ROBERT A. PAUL (2,3,7)                       (2) Dividend
  DUANE E. COLLINS (2,3,5)                   President & CEO                              (3) Executive
  Chairman & CEO                             Ampco-Pittsburgh Corporation                 (4) Nominating and Board of Directors
  Parker Hannifin Corporation                                                                 Governance
                                             WILLIAM F. ROEMER (2,6)                      (5) Compensation & Organization
  SANDRA AUSTIN CRAYTON (2,4,7)              Retired Chairman                             (6) Public Policy
  President & CEO                            National City Bank of Pennsylvania           (7) Investment
  PhyServ LLC
---------------------------------------------------------------------------------------------------------------------------------

OFFICERS

  Office of the Chairman                     HERBERT R. MARTENS, JR.                      MARY H. GRIFFITH
  DAVID A. DABERKO                           Private Investment Advisors                  Corporate Communications and Marketing
  Chairman & CEO                             ROBERT J. ONDERCIK                           JAMES P. GULICK
  VINCENT A. DIGIROLAMO                      Credit Administration                        General Auditor, Risk Management
  Vice Chairman                              A. JOSEPH PARKER                             JOSEPH J. HERR
  ROBERT G. SIEFERS                          Retail Sales & Distribution                  Loan Review
  Vice Chairman                              J. ARMANDO RAMIREZ                           JAMES A. HUGHES
  Senior Executive Vice President            Corporate Planning                           Information Services
  WILLIAM E. MACDONALD III                   PETER E. RASKIND                             J. MICHAEL KEARNEY
  Corporate Banking, Regional Banking        Consumer Finance                             Properties
  Executive Vice Presidents                  PHILLIP L. RICE                              JANIS E. LYONS
  JAMES R. BELL III                          Ohio Banking                                 Comptroller
  Capital Markets                            FREDERICK W. SCHANTZ                         BRUCE A. MCCRODDEN
  PAUL G. CLARK                              Kentucky Banking                             Public Affairs
  Fee Businesses                             SHELLEY J. SEIFERT                           MICHAEL J. MINNAUGH
  GARY A. GLASER                             Human Resources                              Institutional Trust
  Ohio Banking                               STEPHEN A. STITLE                            GARY P. OBERS
  THOMAS W. GOLONSKI                         Indiana Banking                              Corporate Services
  Pennsylvania Banking                       DAVID L. ZOELLER                             THOMAS A. RICHLOVSKY
  JON L. GORNEY                              General Counsel & Secretary                  Treasurer
  Information Services & Operations          Senior Vice Presidents                       WILLIAM H. SCHECTER
  JEFFREY D. KELLY                           JEFFREY M. BIGGAR                            Merchant Banking
  Chief Financial Officer                    Sterling                                     THOMAS H. SCHROTH
  TIMOTHY J. LATHE                           WILLIAM I. CORNETT, JR.                      Operations
  Michigan/Illinois Banking                  Corporate Banking                            JEFFREY T. SILER
                                             RICHARD J. DEKASER                           Dealer Finance
                                             Economist

NATIONAL CITY
2000 ANNUAL REPORT

         CORPORATE INFORMATION

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

The Annual Meeting of Stockholders will be on Monday, April 23, 2001 at 10:00
                                   a.m. Eastern Time

National City Corporation
                                   National City Center
                                   1900 East Ninth Street
                                   Cleveland, Ohio 44114-3484
DIVIDEND REINVESTMENT AND
                                   STOCK PURCHASE PLAN

National City Corporation offers stockholders a convenient way to increase their investment through the National City
                                   Corporation Amended and Restated Dividend
                                   Reinvestment and Stock Purchase Plan (the
                                   "Plan"). Under the Plan, investors can elect to acquire shares by reinvesting dividends and through optional cash payments. National City absorbs fees and brokerage commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, please call 1-800-622-6757.
DIRECT DEPOSIT OF DIVIDENDS

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

DEBT RATINGS

---------------------------------------------------------------
                                            MOODY'S
                             FITCH IBCA,   INVESTORS  STANDARD
                            DUFF & PHELPS   SERVICE   & POOR'S
---------------------------------------------------------------
NATIONAL CITY CORPORATION       A/B
COMMERCIAL PAPER                F1+          P-1       A-1
SENIOR DEBT                     AA-          A1         A
SUBORDINATED DEBT               A+           A2         A-
---------------------------------------------------------------
BANK SUBSIDIARIES
CERTIFICATES OF DEPOSIT         AA           Aa3        A+
SUBORDINATED BANK NOTES         A+           A1         A


COMMON STOCK INFORMATION

------------------------------------------------------------------
                    FIRST     SECOND     THIRD    FOURTH     FULL
                    QUARTER   QUARTER   QUARTER   QUARTER    YEAR
------------------------------------------------------------------

2000
  DIVIDENDS PAID    $ .285    $ .285    $ .285    $ .285    $ 1.14
  HIGH               23.56     22.75     23.13     29.75     29.75
  LOW                17.19     16.00     17.19     18.50     16.00
  CLOSE              20.63     17.06     22.00     28.75     28.75
------------------------------------------------------------------
1999
  DIVIDENDS PAID    $  .26    $  .26    $  .27    $  .27    $ 1.06
  HIGH               37.81     36.75     33.38     31.44     37.81
  LOW                33.09     31.44     26.13     22.13     22.13
  CLOSE              33.19     32.75     26.69     23.69     23.69

[NATIONAL CITY LOGO]                                          Bulk Rate
                                                             U.S. Postage
1900 East Ninth Street                                           PAID
Cleveland, OH  44114                                        National City
                                                             Corporation







                                                          74-0549-00(Rev. 01/01)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Restated Certificate of Incorporation of National City
          Corporation, as amended (filed as Exhibit 3.1 to National
          City Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
          reference).
  3.2     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000 and incorporated herein by reference).
  3.3     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (As Amended through October 24, 1994)
          (filed as Exhibit 3.2 to Registrant's Form S-4 Registration
          Statement No. 33-56539 dated November 18, 1994 and
          incorporated herein by reference).
  4.1     The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of
          Senior and Subordinated debt of the Company.
  4.2     Credit Agreement dated as of February 2, 1996 by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Form S-4 Registration Statement No.
          333-01697 dated March 15, 1996 and incorporated herein by
          reference).
  4.3     Certificate of Stock Designation dated as of February 2,
          1998 designating National City Corporation's 6% Cumulative
          Convertible Preferred Stock, Series 1, without par value,
          and fixing the powers, preferences, rights, qualifications, limitations and restrictions thereof (filed as Appendix D to
          Registrant's Form S-4 Registration Statement No. 333-45609
          dated February 19, 1998 and incorporated herein by
          reference) in addition to those set forth in National City
          Corporation's Restated Certificate of Incorporation, as
          amended (filed as Exhibit 3.2 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.1     Amendment No. 7 to the National City Savings and Investment
          Plan, As Amended and Restated Effective July 1, 1992 (filed as Exhibit 10.1).
 10.2     Amendment No. 6 to the National City Savings and Investment
          Plan No. 2, As Amended and Restated Effective January 1,
          1992 (filed as Exhibit 10.2).
 10.3     National City Corporation's Amended 1984 Stock Option Plan
          (filed as Exhibit No. 10.2 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).
 10.4     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.7 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989, and
          incorporated herein by reference).
 10.5     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.6     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 10.9 to Registrant's Form S-4
          Registration Statement No. 33-59487 dated May 19, 1995 and incorporated herein by reference).
 10.7     National City Corporation Plan for Deferred Payment of
          Directors' Fees, As Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.8     National City Corporation Supplemental Executive Retirement
          Plan, As Amended and Restated Effective January 1, 1997
          (filed as Exhibit 10.12 to Registrant's Form S-4
          Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference).
 10.9     National City Corporation Executive Savings Plan, As Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.35 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference.).
 10.10    National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.11    Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan As
          Amended (filed as Exhibit 10.10 to National City's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1992, and incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.12    Merchants National Corporation Director's Deferred
          Compensation Plan, As Amended and Restated August 16, 1983
          (filed as Exhibit 10(3) to Merchants National Corporation's
          Form S-2 Registration Statement dated June 28, 1985, and
          incorporated herein by reference).
 10.13    Merchants National Corporation Supplemental Pension Plan
          dated November 20, 1984; First Amendment to the Supplemental
          Pension Plans dated January 21, 1986; Second Amendment to
          the Supplemental Pension Plans dated July 3, 1989; and Third
          Amendment to the Supplemental Pension Plans dated November
          21, 1990 (filed respectively as Exhibit 10(n) to Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 21, 1984; as Exhibit 10(q) to the Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 31, 1985; as Exhibit 10(49) to Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 31, 1990; and as Exhibit 10(50) to the
          Merchants National Corporation Annual Report on Form 10-K
          for the year ended December 31, 1990; all incorporated
          herein by reference).
 10.14    Merchants National Corporation Employee Benefit Trust
          Agreement, effective July 1, 1987 (filed as Exhibit 10(27)
          to Merchants National Corporation Annual Report on Form 10-K
          for the year ended December 31, 1987, and incorporated
          herein by reference).
 10.15    Merchants National Corporation Non-Qualified Stock Option
          Plan, effective January 20, 1987, and the First Amendment to that Merchants National Non-Qualified Stock Option Plan,
          effective October 16, 1990 (filed respectively as Exhibit
          10(23) to Merchants National Corporation Annual Report on
          Form 10-K for the year ended December 31, 1986, and as
          Exhibit 10(55) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1990,
          both of which are incorporated herein by reference).
 10.16    Merchants National Corporation 1987 Non-Qualified Stock
          Option Plan, effective November 17, 1987, and the First
          Amendment to effective October 16, 1990 (filed respectively as Exhibit 10(30) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1987,
          and as Exhibit 10(61) to Merchants National Corporation
          Annual Report on Form 10-K for the year ended December 31,
          1990, both of which are incorporated herein by reference).
 10.17    Merchants National Corporation Directors Non-Qualified Stock
          Option Plan and the First Amendment to Merchants National
          Corporation Directors Non-qualified Stock Option Plan
          effective October 16, 1990 (filed respectively as Exhibit
          10(44) to Merchants National Corporation Annual Report on
          Form 10-K for the year ended December 31, 1988, and as
          Exhibit 10(68) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1990,
          both of which are incorporated herein by reference).
 10.18    Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.26 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.19    Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.27 to Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1994 and incorporated herein by reference).
 10.20    Form of contracts with David A. Daberko, Vincent A.
          DiGirolamo, William E. MacDonald III, Jon L. Gorney, Robert
          G. Siefers, Robert J. Ondercik, Jeffrey D. Kelly, David L.
          Zoeller, Thomas A. Richlovsky, James P. Gulick, Gary A.
          Glaser, Herbert R. Martens, Jr., Thomas W. Golonski, Stephen
          A. Stitle, James R. Bell III, Peter E. Raskind, Phillip L.
          Rice, Timothy J. Lathe, J. Armando Ramirez and Shelley J.
          Seifert (filed as Exhibit 10.29 to Registrant's Form S-4
          Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference).
 10.21    Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and those individuals
          listed in Exhibit 10.27 and other key employees filed as
          exhibit 10.28 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated
          herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.22    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 (on Form S-8) to Form S-4 Registration
          Statement No. 333-46571), Amended and Restated First of
          America Bank Corporation Stock Compensation Plan (filed as
          Exhibit 4.5 to Registrant's Post-Effective Amendment No. 2
          (on Form S-8) to Form S-4 Registration Statement No.
          333-46571) and First of America Bank Corporation Directors
          Stock Compensation Plan (filed as Exhibit 4.6 to
          Registrant's Post-Effective Amendment No. 2 (on Form S-8 to
          Form S-4 Registration Statement No. 333-46571) and each
          incorporated herein by reference).
 10.23    Fort Wayne National Corporation 1985 Stock Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 (on Form S-8) to Form S-4 Registration
          Statement No. 333-45609), Fort Wayne National Corporation
          1994 Stock Incentive Plan (filed as Exhibit 4.5 to
          Registrant's Post-Effective Amendment No. 1 (on Form S-8) to
          Form S-4 Registration Statement No. 333-45609) and Fort
          Wayne National Corporation 1994 Nonemployee Director Stock
          Incentive Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 1 (on Form S-8 to Form S-4
          Registration Statement No. 333-45609) and each incorporated herein by reference).
 10.24    National City Corporation 1997 Stock Option Plan (filed as
          Exhibit 4.4 to Registrant's Form S-8 Registration Statement
          No. 333-58923, dated July 10, 1998, and incorporated herein by reference).
 10.25    National City Corporation 1997 Restricted Stock Plan (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-60411, dated July 31, 1998, and
          incorporated herein by reference).
 10.26    National City Corporation Long-Term Supplemental Incentive
          Compensation Plan for Executive Officers (filed as Exhibit
          10.40 to National City Corporation's Annual Report on Form
          10-K for the fiscal year ended December 31, 1999 and
          incorporated herein by reference).
 10.27    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.28    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.29    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8
          Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).
 10.30    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference).
 10.31    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated Effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.32    National City Corporation Supplemental Cash Balance Pension
          Plan (filed as Exhibit 10.34 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.33    The National City Corporation Deferred Compensation Plan,
          Effective January 1, 2001 (filed as Exhibit 10.36 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000 and incorporated
          herein by reference).
 12.1     Computation of Ratio of Earnings to Fixed Charges (filed as
          Exhibit 12.1).
 21.1     Subsidiaries (filed as Exhibit 21.1)
 23.1     Consent of Ernst & Young LLP, Independent Auditors for
          National City Corporation (filed as Exhibit 23.1)
 24.1     Power of Attorney (filed as Exhibit 24.1)