Form 10-Q
period 2001-03-31
NATIONAL CITY CORP
filed 2001-05-15
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                        Common stock -- $4.00 Par Value
                Outstanding as of March 31, 2001 -- 600,749,772

                        [NATIONAL CITY CORPORATION LOGO]

                          QUARTER ENDED MARCH 31, 2001

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Item 1. Financial Statements:
     Consolidated Statements of Income......................    4
     Consolidated Balance Sheets............................    5
     Consolidated Statements of Cash Flows..................    6
     Consolidated Statements of Changes in Stockholders'
      Equity................................................    7
     Notes to Consolidated Financial Statements.............    7
Item 2. Management's Discussion and Analysis................   17
Consolidated Average Balance Sheets.........................   25
Daily Average Balances/Net Interest Income/Rates............   26
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk
     Market risk disclosures are presented in the Market
      Risk section of Management's Discussion and Analysis.
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in Note 13 to the
      Consolidated Financial Statements on page 13 of this
      Quarterly Report is incorporated herein by reference.
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders
  (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K
     Exhibits: The index of exhibits has been filed as
        separate pages of the March 31, 2001 Financial
        Report and Form 10-Q and is available on request
        from the Secretary of the Corporation at the
        principal executive offices.
     Reports on Form 8-K:
     January 23, 2001 -- National City Corporation issued a
        news release reporting earnings for the fourth
        quarter and fiscal year ended December 31, 2000.
     February 27, 2001 -- National City Corporation issued a
        news release reporting it would record a $40.0
        million charge in the first quarter of 2001 related
        to tax exposure on certain deductions claimed for
        corporate-owned life insurance.
     March 1, 2001 -- National City Corporation issued a
        news release reporting a definitive agreement had
        been reached for the sale of its preferred share
        interest in National Asset Management Corporation
        (NAMCO) and expected to report a one-time pretax
        gain of $85 to $95 million in the second quarter of
        2001 in connection with the sale.
Signature...................................................   29

FINANCIAL HIGHLIGHTS

(Dollars In Millions, Except Per Share Amounts)                   2001            2000
------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31
  Revenue:
    Tax-Equivalent Net Interest Income......................        $  779          $  741
    Noninterest Income......................................           687             579
                                                              ------------    ------------
  Total Revenue.............................................         1,466           1,320
  Net Income................................................           335             321
  Net Income Per Common Share:
    Basic...................................................           .56             .53
    Diluted.................................................           .55             .53
  Dividends Paid Per Common Share...........................          .285            .285
  Return on Average Common Equity...........................         20.52%          22.45%
  Return on Average Assets..................................          1.55            1.50
  Net Interest Margin.......................................          3.92            3.79
  Efficiency Ratio..........................................         58.43           58.47
  Average Shares - Basic....................................   600,888,928     605,766,137
  Average Shares - Diluted..................................   610,099,764     610,694,306
------------------------------------------------------------------------------------------
AT MARCH 31
  Assets....................................................       $90,818         $86,895
  Loans.....................................................        66,673          61,857
  Securities (at fair value)................................         9,468          13,783
  Deposits..................................................        55,854          50,613
  Stockholders' Equity......................................         6,754           5,918
  Book Value Per Common Share...............................       $ 11.19         $  9.71
  Market Value Per Common Share.............................         26.75           20.63
  Equity to Assets Ratio....................................          7.44%           6.81%
  Common Shares Outstanding.................................   600,749,772     606,227,792
  Full-Time Equivalent Employees............................        35,999          36,961
------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended
                                                                      March 31
                                                              ------------------------
(Dollars In Thousands, Except Per Share Amounts)                 2001          2000
--------------------------------------------------------------------------------------
INTEREST INCOME
  Loans.....................................................  $1,506,488    $1,342,266
  Securities:
    Taxable.................................................     122,017       202,255
    Exempt from Federal income taxes........................      10,319        11,171
    Dividends...............................................      11,146        13,463
  Federal funds sold and security resale agreements.........       1,616         6,958
  Other investments.........................................       8,225         3,906
                                                              ----------    ----------
      Total interest income.................................   1,659,811     1,580,019
INTEREST EXPENSE
  Deposits..................................................     506,058       443,939
  Federal funds borrowed and security repurchase
    agreements..............................................      89,946       102,568
  Borrowed funds............................................      27,267        43,281
  Long-term debt and capital securities.....................     265,248       257,775
                                                              ----------    ----------
      Total interest expense................................     888,519       847,563
                                                              ----------    ----------
NET INTEREST INCOME.........................................     771,292       732,456
PROVISION FOR LOAN LOSSES...................................      83,372        66,326
                                                              ----------    ----------
      Net interest income after provision for loan losses...     687,920       666,130
NONINTEREST INCOME
  Deposit service charges...................................     111,806       106,313
  Item processing revenue...................................     106,441       101,218
  Trust and investment management fees......................      81,850        83,624
  Card-related fees.........................................      44,671        36,797
  Mortgage banking..........................................     (97,761)      111,294
  Trading gains, net........................................     235,745         5,155
  Other.....................................................     115,788       112,965
                                                              ----------    ----------
      Total fees and other income...........................     598,540       557,366
  Securities gains, net.....................................      88,130        21,533
                                                              ----------    ----------
      Total noninterest income..............................     686,670       578,899
NONINTEREST EXPENSE
  Salaries, benefits and other personnel....................     410,393       406,871
  Equipment.................................................      60,002        57,682
  Net occupancy.............................................      53,479        52,668
  Third-party services......................................      43,601        45,148
  Other.....................................................     237,522       196,724
                                                              ----------    ----------
      Total noninterest expense.............................     804,997       759,093
                                                              ----------    ----------
Income before income tax expense............................     569,593       485,936
Income tax expense..........................................     234,190       164,593
                                                              ----------    ----------
NET INCOME..................................................  $  335,403    $  321,343
                                                              ==========    ==========
NET INCOME PER COMMON SHARE
  Basic.....................................................        $.56          $.53
  Diluted...................................................         .55           .53
AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................  600,888,928   605,766,137
  Diluted...................................................  610,099,764   610,694,306

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31     December 31    March 31
(In Thousands)                                                   2001          2000          2000
-----------------------------------------------------------------------------------------------------
ASSETS
  Loans:
    Commercial..............................................  $27,397,956   $26,703,622   $23,714,907
    Real estate - commercial................................    6,625,035     6,511,018     6,062,272
    Real estate - residential...............................   13,502,846    13,357,438    11,346,300
    Consumer................................................   12,140,385    12,100,567    14,438,457
    Credit card.............................................    2,092,678     2,152,445     2,404,230
    Home equity.............................................    4,913,701     4,779,359     3,890,385
                                                              -----------   -----------   -----------
      Total loans...........................................   66,672,601    65,604,449    61,856,551
      Allowance for loan losses.............................     (929,679)     (928,592)     (970,642)
                                                              -----------   -----------   -----------
           Net loans........................................   65,742,922    64,675,857    60,885,909
  Loans held for sale or securitization:
    Mortgage loans held for sale............................    5,882,521     3,030,672     2,330,395
    Credit card loans held for securitization...............           --       407,900            --
                                                              -----------   -----------   -----------
      Total loans held for sale or securitization...........    5,882,521     3,438,572     2,330,395
  Securities available for sale, at fair value..............    9,468,365     9,904,533    13,783,119
  Federal funds sold and security resale agreements.........        4,460        81,040       408,228
  Other investments.........................................      529,766       687,732       126,624
  Cash and demand balances due from banks...................    3,314,336     3,535,186     3,229,032
  Properties and equipment..................................    1,066,295     1,071,637     1,116,332
  Accrued income and other assets...........................    4,809,268     5,140,052     5,015,754
                                                              -----------   -----------   -----------
TOTAL ASSETS................................................  $90,817,933   $88,534,609   $86,895,393
                                                              ===========   ===========   ===========
LIABILITIES
  Deposits:
    Noninterest bearing deposits............................  $11,563,466   $11,500,026   $11,034,147
    NOW and money market accounts...........................   17,703,959    17,262,587    16,488,169
    Savings accounts........................................    2,799,732     2,883,763     3,430,306
    Consumer time deposits..................................   15,670,865    15,816,422    15,285,430
    Other deposits..........................................    5,971,041     4,072,308     2,764,812
    Foreign deposits........................................    2,145,016     3,721,316     1,610,489
                                                              -----------   -----------   -----------
      Total deposits........................................   55,854,079    55,256,422    50,613,353
    Federal funds borrowed and security repurchase
      agreements............................................    9,410,866     5,677,643     6,307,165
    Borrowed funds..........................................    1,644,320       903,725     5,540,814
    Long-term debt..........................................   15,329,472    17,964,800    16,803,105
    Corporation-obligated mandatorily redeemable capital
      securities of subsidiary trusts holding solely
      debentures of the Corporation.........................      180,000       180,000       180,000
    Accrued expenses and other liabilities..................    1,645,209     1,782,198     1,533,348
                                                              -----------   -----------   -----------
TOTAL LIABILITIES...........................................   84,063,946    81,764,788    80,977,785
STOCKHOLDERS' EQUITY
  Preferred stock...........................................       29,968        29,968        29,982
  Common stock..............................................    2,403,000     2,436,755     2,424,912
  Capital surplus...........................................      841,808       837,444       798,986
  Retained earnings.........................................    3,446,673     3,405,077     2,950,299
  Accumulated other comprehensive income (loss).............       32,538        60,577      (286,571)
                                                              -----------   -----------   -----------
TOTAL STOCKHOLDERS' EQUITY..................................    6,753,987     6,769,821     5,917,608
                                                              -----------   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $90,817,933   $88,534,609   $86,895,393
                                                              ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended
                                                                      March 31
                                                              -------------------------
(In Thousands)                                                   2001          2000
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income................................................  $   335,403   $   321,343
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Provision for loan losses.............................       83,372        66,326
      Depreciation and amortization of properties and
       equipment............................................       44,216        42,205
      Amortization of intangibles and servicing rights......       61,286        43,814
      Amortization of premiums/discounts on securities and
       debt.................................................       (2,271)       (2,888)
      Mortgage servicing asset impairment charge............      198,338            --
      Trading gains, net....................................     (235,745)       (5,155)
      Securities gains, net.................................      (88,130)      (21,533)
      Other gains and losses, net...........................      (32,546)      (44,808)
      Originations and purchases of mortgage loans held for
       sale.................................................   (9,082,599)   (4,172,711)
      Proceeds from sales of mortgage loans held for sale...    6,149,693     4,552,897
      Decrease (increase) in accrued interest receivable....      156,260       (27,807)
      Decrease in accrued interest payable..................     (253,430)      (16,073)
      Net change in other assets/liabilities................        6,406       314,401
                                                              -----------   -----------
         Net cash (used in) provided by operating
           activities.......................................   (2,659,747)    1,050,011
LENDING AND INVESTING ACTIVITIES
  Net decrease in federal funds sold, security resale
    agreements and other investments........................      470,291       257,753
  Purchases of available-for-sale securities................   (1,087,973)     (228,054)
  Proceeds from sales of available-for-sale securities......    1,103,665       700,706
  Proceeds from maturities and prepayments of
    available-for-sale securities...........................      592,241       527,101
  Net increase in loans.....................................   (1,121,499)   (1,760,901)
  Proceeds from sales of loans..............................       71,839        43,370
  Proceeds from securitization of credit card receivables...      397,375            --
  Net increase in properties and equipment..................      (38,679)      (29,817)
                                                              -----------   -----------
         Net cash provided by (used) in lending and
           investing activities.............................      387,260      (489,842)
DEPOSIT AND FINANCING ACTIVITIES
  Net increase in Federal funds borrowed and security
    repurchase agreements...................................    3,733,223     1,124,659
  Net increase (decrease) in borrowed funds.................      740,595    (4,231,797)
  Net increase in deposits..................................      578,039       547,043
  Repayments of long-term debt and capital securities.......   (3,031,824)   (1,808,580)
  Proceeds from issuances of long-term debt, net............      354,802     3,754,247
  Dividends paid............................................     (171,535)     (173,383)
  Issuances of common stock.................................       14,583        23,060
  Repurchases of common stock...............................     (166,246)      (47,142)
                                                              -----------   -----------
         Net cash provided by (used in) deposit and
           financing activities.............................    2,051,637      (811,893)
                                                              -----------   -----------
  Net decrease in cash and demand balances due from banks...     (220,850)     (251,724)
  Cash and demand balances due from banks, January 1........    3,535,186     3,480,756
                                                              -----------   -----------
  Cash and demand balances due from banks, March 31.........  $ 3,314,336   $ 3,229,032
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................  $ 1,024,722   $   863,636
  Income taxes paid.........................................       89,406        37,792

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                           Accumulated
                                                                                              Other
(Dollars in Thousands,                    Preferred     Common     Capital     Retained    Comprehensive
 Except Per Share Amounts)                 Stock        Stock      Surplus     Earnings    Income (Loss)     Total
---------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000................   $30,233    $2,428,234   $782,960   $2,665,674     $(179,368)    $5,727,733
  Comprehensive Income:
    Net income..........................                                         321,343                      321,343
    Other comprehensive income, net of
      tax:
      Change in unrealized gains and
      losses on securities, net of
      reclassification adjustment for
      net gains included in net
      income............................                                                      (107,203)      (107,203)
                                                                                                           ----------
  Total comprehensive income............                                                                      214,140
  Issuance of 1,304,245 common shares
    under stock-based compensation and
    dividend reinvestment plans.........                   5,217     17,843                                    23,060
  Repurchase of 2,150,000 common
    shares..............................                  (8,600)    (2,007)     (36,535)                     (47,142)
  Conversion of 5,013 shares of
    preferred stock to 15,183 common
    shares..............................      (251)           61        190                                        --
  Other.................................                                            (183)                        (183)
                                           -------    ----------   --------   ----------     ---------     ----------
Balance, March 31, 2000.................   $29,982    $2,424,912   $798,986   $2,950,299     $(286,571)    $5,917,608
                                           =======    ==========   ========   ==========     =========     ==========
Balance, January 1, 2001................   $29,968    $2,436,755   $837,444   $3,405,077     $  60,577     $6,769,821
  Comprehensive Income:
    Net income..........................                                         335,403                      335,403
    Other comprehensive income, net of
      tax:
      Cumulative effect of change in
        accounting principle............                                                       (25,995)       (25,995)
      Change in unrealized gains and
        losses on securities, net of
        reclassification adjustment for
        net gains included in net
        income..........................                                                        24,060         24,060
      Change in unrealized gains and
        losses on derivative instruments
        used in cash flow hedging
        relationships, net of
        reclassification adjustment for
        net losses included in net
        income..........................                                                       (26,104)       (26,104)
                                                                                                           ----------
  Total comprehensive income............                                                                      307,364
  Common dividends declared, $.285 per
    share...............................                                        (171,085)                    (171,085)
  Preferred dividends declared..........                                            (450)                        (450)
  Issuance of 877,904 common shares
    under stock-based compensation
    plans...............................                   3,512     11,071                                    14,583
  Repurchase of 9,316,800 common
    shares..............................                 (37,267)    (6,707)    (122,272)                    (166,246)
                                           -------    ----------   --------   ----------     ---------     ----------
Balance, March 31, 2001.................   $29,968    $2,403,000   $841,808   $3,446,673     $  32,538     $6,753,987
                                           =======    ==========   ========   ==========     =========     ==========

See Notes to Consolidated Financial Statements.

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

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management believes the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with the Corporation's 2000 Annual Report on Form 10-K.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were not required to be recorded in the financial statements. At the time of adoption, the Corporation designated anew certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates were designated in fair value hedge relationships. Derivative instruments used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated in cash flow hedge relationships. As a result of adopting the new standard, the Corporation recorded transition amounts associated with establishing the fair values of the derivatives and hedged items on the balance sheet. A pretax transition loss of $1.6 million, or $1.0 million after tax, was recorded in other noninterest income in the income statement in relation to establishing the fair value hedge relationships, while a $26.0 million after-tax transition amount was recorded in other comprehensive income within stockholders' equity in relation to recording the fair value of the derivatives designated in cash flow hedge relationships.
    SFAS No. 133, as applied to the Corporation's risk management strategies, will cause reported net income and stockholders' equity to be different from what they otherwise would have been under the prior accounting rules, with the impact in any period depending on the future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items. Although reported results will be affected, SFAS No. 133's requirements did not change the cash flows or economic risk associated with any derivatives the Corporation is holding.
    Note 15 provides additional detail on derivative instruments held by the Corporation during the first quarter of 2001.
    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaced SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.
    Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Corporation for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities became effective for transactions occurring after March 31, 2001.
    Based on current circumstances and after consideration of planned revisions to existing securitization agreements to conform them to the requirements of SFAS No. 140, management believes the application of the new rules will not have a material impact on the Corporation's results of operations, financial position or liquidity.

3. ASSET SECURITIZATIONS

    During the first quarter of 2001, the Corporation sold $397.4 million of credit card receivables in a securitization transaction and recognized a pretax gain of $20.6 million, which was recorded in other noninterest income, and was comprised of $16.2 million representing the attributed allowance for loan losses and $4.4 million, reflecting the Corporation's recognition of its retained interest in the cash flows of the trust. Transaction costs of $1.8 million incurred in connection with the transaction were deferred and will be amortized over the five-year term of the trust.
    In the securitization, the Corporation retained servicing responsibilities and subordinated interests. The Corporation receives annual servicing fees approximating 2% of the outstanding credit card balances and the right to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The right to these future cash flows represents the Corporation's retained interest in the trust. The retained interest is subordinate to investors' interests. The investors and the trust have recourse to $27.6 million of credit card balances held by the Corporation for failure of debtors to pay when due.
    Retained interests are included in other assets on the balance sheet and are carried at fair value. The Corporation uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS No. 140. These assumptions and estimates include projections concerning the rates charged to customers, the expected life of the receivables, charge-off experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. These assumptions are reviewed regularly by management.
    For the credit card securitization completed during the first quarter, the fair value assigned to the retained interest at the date of the securitization was $4.4 million. Key economic assumptions used in measuring the retained interest at this date were as follows: a monthly repayment rate of 17.79%, a weighted average life of 4.6 months, expected annual credit losses of 4.08%, a discount rate of 15.00%, a yield of 14.77% and a variable coupon rate to investors of 6.06%.
    Including the retained interest created from the 2000 securitization transaction, the value of all retained interests in the credit card trust totaled $10.1 million at March 31, 2001. Key economic assumptions used in valuing the retained interests at March 31, 2001 were as follows: a monthly repayment rate of 18.18%, a weighted average life of 4.5 months, expected annual credit losses of 4.50%, a discount rate of 15.00%, a yield of 14.44% and a variable coupon rate to investors of 5.36%.

    Servicing fees, amortized transaction costs and gains and losses related to changes in the fair value of retained interests are included in card-related fee income in the income statement.
    Quantitative information about delinquencies, net credit losses, and components of managed credit card loans follows. This information excludes certain unsecured personal and business lines of credit included in the caption "credit card loans" presented elsewhere in this quarterly report.

                                              Three Months
                                                  Ended
                                                March 31
                                             -----------------
(Dollars in Millions)                          2001       2000
--------------------------------------------------------------
Average credit card loans:
  Loans held in portfolio................  $1,220.1   $1,634.3
  Loans held for securitization..........     131.3         --
  Loans securitized......................     874.1      438.4
                                           --------   --------
    Total managed loans..................  $2,225.5   $2,072.7
                                           ========   ========
Period-end loans:
  Loans held in portfolio................  $1,185.4   $1,689.3
  Loans securitized......................     997.4      382.5
                                           --------   --------
    Total managed loans..................  $2,182.8   $2,071.8
                                           ========   ========
Net credit losses........................  $   24.3   $   21.2
Net credit losses to average managed
  loans..................................     4.43%      4.11%
Delinquencies (30 days or more) to
  period-end managed loans...............     3.50%      3.48%

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

    Activity in the allowance for loan losses follows:

                                             Three Months
                                                 Ended
                                               March 31
                                          -------------------
(Dollars in Millions)                         2001       2000
-------------------------------------------------------------
Balance at beginning of period..........  $928,592   $970,463
Provision...............................    83,372     66,326
Allowance related to loans
  securitized...........................       887         --
Charge-offs:
  Commercial............................    28,714     24,141
  Real estate - commercial..............     2,960        255
  Real estate - residential.............     9,993      5,551
  Consumer..............................    45,438     41,717
  Credit card...........................    23,468     25,910
  Home equity...........................     2,115      1,124
                                          --------   --------
  Total charge-offs.....................   112,688     98,698
Recoveries:
  Commercial............................     4,403      5,691
  Real estate - commercial..............     1,296      1,626
  Real estate - residential.............       168        311
  Consumer..............................    17,948     18,289
  Credit card...........................     4,932      5,894
  Home equity...........................       769        740
                                          --------   --------
  Total recoveries......................    29,516     32,551
                                          --------   --------
Net charge-offs.........................    83,172     66,147
                                          --------   --------
Balance at end of period................  $929,679   $970,642
                                          ========   ========

    The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. When loans are identified for sale or securitization, attributed loan loss allowance is reclassified as a direct reduction to the carrying value of the loans.
    The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume.
    The unallocated portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic factors in the individual markets in which National City operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes knowledge of the portfolio may be incomplete.
    The Asset Quality section of Management's Discussion and Analysis provides detail regarding nonperforming loans. At March 31, 2001, December 31, 2000 and March 31, 2000, impaired loans, as defined by SFAS No. 114, totaled $99.3 million, $85.4 million and $47.1 million, respectively. Average impaired loans for the three months ended March 31, 2001 and 2000 were $92.4 million and $36.0 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans at March 31, 2001, December 31, 2000 and March 31, 2000
was $45.3 million, $45.1 million and $23.0 million, respectively. All impaired loans were included in nonperforming loans and had an associated allowance. The contractual interest due and actual interest recognized on nonperforming loans, including impaired loans, for the three months ended March 31, 2001 was $10.6 million and $2.6 million, respectively, compared to $8.1 million and $2.3 million, respectively, for the three months ended March 31, 2000.

5. SECURITIES

    Securities available for sale follow:

                                  AMORTIZED        FAIR
(In Thousands)                      COST           VALUE
-----------------------------------------------------------
MARCH 31, 2001
U.S. Treasury and Federal
  agency debentures............  $ 1,079,010    $ 1,098,543
Mortgage-backed securities.....    5,518,949      5,538,348
Asset-backed and corporate debt
  securities...................    1,235,857      1,242,278
States and political
  subdivisions.................      756,429        794,692
Other..........................      747,908        794,504
                                 -----------    -----------
  Total securities.............  $ 9,338,153    $ 9,468,365
                                 ===========    ===========
DECEMBER 31, 2000
U.S. Treasury and Federal
  agency debentures............  $ 1,124,766    $ 1,126,777
Mortgage-backed securities.....    5,514,642      5,476,141
Asset-backed and corporate debt
  securities...................    1,440,377      1,434,766
States and political
  subdivisions.................      767,649        797,401
Other..........................      963,903      1,069,448
                                 -----------    -----------
  Total securities.............  $ 9,811,337    $ 9,904,533
                                 ===========    ===========

MARCH 31, 2000
U.S. Treasury and Federal
  agency debentures............  $ 1,170,411    $ 1,123,146
Mortgage-backed securities.....    8,879,869      8,511,813
Asset-backed and corporate debt
  securities...................    2,194,232      2,157,627
States and political
  subdivisions.................      806,503        813,123
Other..........................    1,172,985      1,177,410
                                 -----------    -----------
  Total securities.............  $14,224,000    $13,783,119
                                 ===========    ===========

    Gross unrealized gains for the entire portfolio totaled $152.6 million, $164.0 million and $28.4 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively. Gross unrealized losses at the same period ends totaled $22.4 million, $70.8 million and $469.3 million, respectively.
    For the three months ended March 31, 2001 and 2000, gross realized gains were $88.5 million and $23.9 million, respectively and gross realized losses were $.4 million and $2.4 million, respectively.
    Other securities includes the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $337.3 million and $371.2 million, respectively, as of March 31, 2001, compared to an amortized cost and fair value of $569.7 million and $668.8 million, respectively, at December 31, 2000 and an amortized cost and fair value of $721.0 million and $721.3 million, respectively, at March 31, 2000.
    As of March 31, 2001, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agency securities, which exceeded 10% of stockholders' equity.

6. MORTGAGE SERVICING ASSETS

    The Corporation recognizes rights to service mortgage loans it does not own as separate assets. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on the relative fair values of each. Purchased mortgage servicing assets are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or fair value. The initial carrying value is amortized in proportion to estimated servicing income.
    A rollforward of the carrying value of mortgage servicing assets follows:

                                      Three Months Ended
                                           March 31
                                     ---------------------
(In Thousands)                         2001         2000
----------------------------------------------------------
Balance at beginning of period.....  $ 999,707    $785,008
Additions..........................    102,736      60,468
Amortization.......................    (40,204)    (26,714)
Servicing asset impairment
  charge...........................   (198,338)         --
Other..............................         --      57,883
                                     ---------    --------
Balance at end of period...........  $ 863,901    $876,645
                                     =========    ========

    The fair value of servicing rights is determined by calculating the present value of estimated future net cash flows, taking into consideration expected market loan prepayment speeds, discount rates, servicing costs and other economic factors. Risk associated with declines in the estimated fair value of the mortgage servicing assets, due to increases in mortgage prepayment rates, is managed using derivative instruments and securities. During the first quarter of 2001, net gains of $221.3 million were generated by derivative instruments included in the trading portfolio used to protect changes in the value of the mortgage servicing assets. Prior to the January 1, 2001 adoption of SFAS No. 133, which requires all derivative instruments to be carried on the balance sheet at fair value, the fair values of derivative instruments used to protect changes in the fair value of the mortgage servicing assets were considered in determining impairment but were not included on the balance sheet, and any cash gains and losses on these instruments were included as basis adjustments to the carrying value of the mortgage servicing assets. In the rollforward above, changes in the derivative basis adjustment in 2000 are included as other activity. At March 31, 2001, the estimated fair value of the mortgage servicing assets was $863.9 million. At March 31, 2000, the estimated fair value of the mortgage servicing assets, including derivative instruments, was $885.2 million.

7. BORROWED FUNDS

                             MAR. 31     Dec. 31     Mar. 31
(In Thousands)                 2001        2000        2000
--------------------------------------------------------------
U.S. Treasury demand
  notes...................  $  792,819   $413,947   $4,304,064
Commercial paper..........     768,262    368,619    1,219,932
Other.....................      83,239    121,159       16,818
                            ----------   --------   ----------
  Total borrowed funds....  $1,644,320   $903,725   $5,540,814
                            ==========   ========   ==========

    U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and loans. The funds are placed with the banks at the discretion of the U.S. Treasury and may be called at any time.

8. LONG-TERM DEBT

                          MAR. 31       Dec. 31       Mar. 31
(Dollars in Thousands)     2001          2000          2000
---------------------------------------------------------------
6.50% subordinated
 notes due 2000.......  $        --   $        --   $    99,996
8.50% subordinated
 notes due 2002.......       99,973        99,967        99,949
6.625% subordinated
 notes due 2004.......      249,622       249,590       249,493
7.75% subordinated
 notes due 2004.......      199,146       199,082       198,889
8.50% subordinated
 notes due 2004.......      149,642       149,611       149,516
7.20% subordinated
 notes due 2005.......      255,238       249,872       249,850
5.75% subordinated
 notes due 2009.......      295,435       299,071       298,985
6.875% subordinated
 notes due 2019.......      699,222       698,870       698,824
Other.................       10,000        10,000        10,000
                        -----------   -----------   -----------
  Total parent
    company...........    1,958,278     1,956,063     2,055,502
                        -----------   -----------   -----------
6.50% subordinated
 notes due 2003.......      205,325       199,825       199,768
7.25% subordinated
 notes due 2010.......      242,387       223,435       223,312
6.30% subordinated
 notes due 2011.......      203,205       200,000       200,000
7.25% subordinated
 notes due 2011.......      197,918       197,869       197,721
6.25% subordinated
 notes due 2011.......      300,100       297,627       297,452
Other.................           --            --           897
                        -----------   -----------   -----------
  Total subsidiary....    1,148,935     1,118,756     1,119,150
                        -----------   -----------   -----------
  Total long-term debt
    qualifying for
    Tier 2 Capital....    3,107,213     3,074,819     3,174,652
                        -----------   -----------   -----------

Senior bank notes.....    8,981,156    11,654,335    10,790,627
Federal Home Loan Bank
 advances.............    3,236,703     3,231,246     2,832,411
Other.................        4,400         4,400         5,415
                        -----------   -----------   -----------
  Total other long-
    term debt.........   12,222,259    14,889,981    13,628,453
                        -----------   -----------   -----------
    Total long-term
      debt............  $15,329,472   $17,964,800   $16,803,105
                        ===========   ===========   ===========

    The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. Further discussion on derivatives and hedging activities is included in Note 15.
    All of the subordinated notes of the parent and bank subsidiaries pay interest semi-annually and may not be redeemed prior to maturity.
    Long-term advances from the Federal Home Loan Bank ("FHLB") are at fixed and variable rates and have maturities ranging from 2001 to 2023. The weighted average interest rate of the advances as of March 31, 2001 was 5.27%. Advances from the FHLB are collateralized by qualifying securities and loans.
    The senior bank notes are at fixed and variable rates and have maturities ranging from 2001 to 2078. The weighted average interest rate of the notes as of March 31, 2001 was 5.54%.
    A credit agreement dated April 12, 2001 with a group of unaffiliated banks allows the Corporation to borrow up to $350 million until April 12, 2005 with a provision to extend the expiration date under certain circumstances. The Corporation pays a variable annual facility fee based on the Corporation's long-term debt rating. The fee is currently 10 basis points on the amount of the credit facility.

9. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

                                  MAR. 31    Dec. 31    Mar. 31
(Dollars in Thousands)              2001       2000       2000
----------------------------------------------------------------
8.12% capital securities of
 First of America Capital Trust
 I, due January 31, 2027........  $150,000   $150,000   $150,000
9.85% capital securities of Fort
 Wayne Capital Trust I, due
 April 15, 2027.................    30,000     30,000     30,000
                                  --------   --------   --------
 Total capital securities.......  $180,000   $180,000   $180,000
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

10. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

    The Corporation and its banking subsidiaries are subject to various regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on the Corporation's financial position and operations.
    The table below reflects regulatory and various other measures of capital:

                                MAR. 31             Dec. 31            Mar. 31
                                  2001                2000               2000
                           ------------------   ----------------   ----------------
(Dollars in Millions)       AMOUNT     RATIO     Amount    Ratio    Amount    Ratio
-----------------------------------------------------------------------------------
Total equity/assets......  $6,754.0     7.44%   $6,769.8    7.65%  $5,917.6    6.81%
Common equity/assets.....   6,724.0     7.40     6,739.9    7.61    5,887.6    6.78
Tangible common
 equity/tangible
 assets..................   5,544.4     6.19     5,538.7    6.34    4,603.3    5.38
Tier 1 capital...........   5,689.6     7.04     5,636.5    7.02    5,147.4    6.97
Total risk-based
 capital.................   9,186.1    11.36     9,191.1   11.45    8,645.5   11.70
Leverage.................   5,689.6     6.58     5,636.5    6.70    5,147.4    6.05
-----------------------------------------------------------------------------------

    The tangible common equity ratio excludes intangible assets from both the numerator and denominator. Intangible assets used in the capital ratio calculations are as follows:

                               MAR. 31    Dec. 31     Mar. 31
(In Millions)                   2001        2000        2000
---------------------------------------------------------------
Goodwill....................  $1,106.4    $1,124.0    $1,193.1
Other intangibles...........      73.2        77.3        91.2
                              --------    --------    --------
  Total intangibles.........  $1,179.6    $1,201.3    $1,284.3
                              ========    ========    ========

    Tier 1 capital consists of total equity plus qualifying capital securities and minority interest, less unrealized gains and losses associated with securities available for sale and derivative instruments used in cash flow hedges, certain intangible assets and adjustments related to the valuation of mortgage servicing assets.
    Tier 2 capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized holding gains on certain equity securities.
    Both the Tier 1 and Tier 2 capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.
    The leverage ratio reflects Tier 1 capital divided by average total assets for the quarter. Average assets used in the calculation excludes certain intangible assets.
    National City's Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00% respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00% and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.
    Dividends paid by the subsidiary banks to the Parent company are also subject to various legal and regulatory restrictions. At March 31, 2001, bank subsidiaries may pay the Parent company, without prior regulatory approval, $1.4 billion of dividends.

11. STOCKHOLDERS' EQUITY

                            MAR. 31       Dec. 31       Mar. 31
(Outstanding Shares)         2001          2000          2000
-----------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......      599,365       599,365       599,639
Common Stock, $4 par
  value, authorized
  1,400,000,000 shares..  600,749,772   609,188,668   606,227,792

    National City's preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by National City at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock. Except in certain circumstances, the holders of the preferred stock have no voting rights.
    In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. In connection with this repurchase authorization, the Corporation entered into an agreement in 2000 with a third party that provided the Corporation with an option to purchase up to $300 million of National City common stock through the use of forward transactions. The forward transactions can be settled from time to time, at the Corporation's election, on a physical, net cash or net share basis. In January 2001, the Corporation settled open forward transactions for 9.3 million shares of its common stock through physical share settlement whereby the Corporation paid cash of $166.2 million, or $17.84 per share, to the third party in exchange for taking physical delivery of the 9.3 million shares. On the settlement date, common shares outstanding and stockholders' equity were reduced. The Corporation may, but is not obligated to, enter into forward transactions with the third party until the agreement's final maturity date of April 19, 2002. At March 31, 2001, the Corporation had no open forward contracts with the third party under this agreement. As of March 31, 2001, 15.6 million shares remained authorized for repurchase under the October 1999 stock repurchase authorization.

    A summary of activity in accumulated other comprehensive income follows:

                                       Three Months Ended
                                            March 31
                                      ---------------------
(In Thousands)                          2001        2000
-----------------------------------------------------------
Accumulated unrealized gains
  (losses) on securities available
  for sale, at January 1............  $ 60,577    $(179,368)
Change in unrealized gains (losses)
  for the period, net of tax expense
  (benefit) of $43,801 in 2001 and
  ($50,188) in 2000.................    81,345      (93,207)
Reclassification adjustment for
  gains included in net income, net
  of tax expense of $30,845 in 2001
  and $7,537 in 2000................   (57,285)     (13,996)
                                      --------    ---------
Effect on other comprehensive income
  for the period....................    24,060     (107,203)
                                      --------    ---------
Accumulated unrealized gains
  (losses) on securities available
  for sale, at March 31.............  $ 84,637    $(286,571)
                                      ========    =========
Accumulated unrealized gains
  (losses) on derivatives used in
  cash flow hedging relationships,
  at January 1......................  $     --    $      --
Cumulative effect of change in
  accounting principle, net of tax
  expense of $13,997................   (25,995)          --
Change in unrealized losses for the
  period, net of tax benefit of
  $14,726...........................   (27,348)          --
Reclassification adjustment for
  losses included in net income, net
  of tax benefit of $670............     1,244           --
                                      --------    ---------
Effect on other comprehensive income
  for the period....................   (52,099)          --
                                      --------    ---------
Accumulated unrealized losses on
  derivatives used in cash flow
  hedging relationships, at March
  31................................  $(52,099)   $      --
                                      ========    =========
Accumulated other comprehensive
  income, at January 1..............  $ 60,577    $(179,368)
Other comprehensive income, net of
  tax...............................   (28,039)    (107,203)
                                      --------    ---------
Accumulated other comprehensive
  income, at March 31...............  $ 32,538    $(286,571)
                                      ========    =========

    On January 1, 2001, the Corporation recorded a transition loss of $26.0 million after tax, presented as a cumulative effect of a change in accounting principle, associated with establishing the fair values of derivatives designated into cash flow hedging relationships on the balance sheet in accordance with the adoption of SFAS No. 133.

12. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                       Three Months Ended
                                            March 31
                                   --------------------------
(In Thousands)                       2001           2000
-------------------------------------------------------------
Applicable to income exclusive of
  securities transactions........   $203,345       $157,056
Applicable to securities
  transactions...................     30,845          7,537
                                    --------       --------
  Total income tax expense.......   $234,190       $164,593
                                    ========       ========

    The effective tax rate was 41.1% and 33.9% for the three months ended March 31, 2001 and 2000, respectively. Income tax expense for the first three months of 2001 includes a $40.0 million charge related to tax exposure for corporate-owned life insurance deductions. See Note 13 for further discussion.

13. CONTINGENT LIABILITIES

    During late 1999, the Corporation was notified by the Internal Revenue Service ("IRS") of adjustments relating to its corporate-owned life insurance ("COLI") programs proposed in the Revenue Agent's Reports for the Corporation's Federal income tax returns for the years 1990 through 1995. These proposed adjustments involved the disallowance of certain deductions, which, with the expected effect on tax returns for years subsequent to 1995, represented an exposure for tax and interest of approximately $200 million. In the first quarter of 2000, the Corporation made payments of taxes and interest attributable to COLI interest deductions for years 1990 through 1995 to avoid the potential assessment by the IRS of any additional above-market rate interest on the contested amount. The payments to the IRS were included on the balance sheet in other assets pending the resolution of this matter. In February 2001, the Corporation recorded a $40.0 million charge related to the tax exposure on the COLI deductions. Subsequently, in May 2001, the Corporation reached a final settlement through negotiations with the IRS for all tax years containing such deductions. The first quarter charge when combined with previous accruals covered the full settlement amount. As a result, the Corporation has no further balance sheet or income statement exposure related to this matter.
    National City or its subsidiaries are also involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. It is management's opinion the Consolidated Financial Statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

14. NET INCOME PER SHARE

    The calculation of net income per common share follows:

                                            Three Months Ended
                                                 March 31
                                            -------------------
 (In Thousands, Except Per Share Amounts)       2001       2000
---------------------------------------------------------------
BASIC:
  Net income..............................  $335,403   $321,343
  Less preferred dividends................       450        450
                                            --------   --------
  Net income applicable to common stock...  $334,953   $320,893
                                            ========   ========
  Average common shares outstanding.......   600,889    605,766
                                            ========   ========
  Net income per common share - basic.....      $.56       $.53
                                            ========   ========
DILUTED:
  Net income..............................  $335,403   $321,343
                                            ========   ========
  Average common shares outstanding.......   600,889    605,766
  Stock option adjustment.................     7,395      3,106
  Preferred stock adjustment..............     1,816      1,822
                                            --------   --------
  Average common shares outstanding -
    diluted...............................   610,100    610,694
                                            ========   ========
  Net income per common share - diluted...      $.55       $.53
                                            ========   ========

    Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.
    Diluted net income per common share takes into consideration the pro forma dilution assuming the Corporation's outstanding convertible preferred stock and in-the-money outstanding stock options were converted or exercised into common shares. Unsettled forward transactions to purchase the Corporation's common stock may also affect diluted net income per common share. The forward transactions entered into in 2000 and discussed in Note 11 had no dilutive impact on diluted net income per common share during the three month periods presented. Net income is not adjusted for preferred dividend requirements since the preferred shares are assumed to be converted from the beginning of the period. The average price of the Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options.

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Corporation is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meets the definition of a derivative. Derivative instruments represent contracts between parties that usually require no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying.
    As discussed in Note 2, on January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were not required to be recorded in the financial statements. For derivatives designated as the hedge of a specific risk, however, the statement does permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative, thereby reducing the earnings volatility that would result from having to recognize only the derivative at fair value. If a derivative is not included in a hedge relationship, it is classified in the trading portfolio and carried at fair value with changes in fair value recognized in current-period earnings.
    The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133, while derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Cash flow hedges are accounted for by recording only the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period the hedged cash flows occur. Under both scenarios, derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values and cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined that a derivative instrument has not been highly effective as a hedge, hedge accounting is discontinued prospectively and the derivative instrument is reclassified into the trading portfolio and carried at fair value.

    The Corporation's overall interest-rate risk-management strategy incorporates the use of derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The derivative instruments used include interest rate swaps, interest rate futures and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the Corporation's risk management strategies given the current and anticipated interest rate environment.
    The Corporation also holds derivative financial instruments in a trading portfolio. The trading portfolio includes derivative instruments entered into for risk-management purposes and transactions executed with customers to facilitate their interest rate risk and foreign currency risk management strategies.
    As with any financial instrument, derivative instruments have inherent risks. Market risk is the adverse effect a change in interest rates, currency or implied volatility has on the value of a financial instrument. National City manages market risk associated with derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The risk is periodically measured as part of the Corporation's overall market risk monitoring process, which includes the use of earnings simulation, net present value estimation and value-at-risk methodologies.
    Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance-sheet counterparties that provide for exchanges of marketable securities to collateralize either party's unrealized gains.
    FAIR VALUE HEDGES: During the first quarter of 2001, the Corporation used receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged included purchased deposits, long-term FHLB advances, subordinated debt and senior bank notes.
    The Corporation also used pay-fixed interest-rate swaps, interest rate futures, interest rate caps and floors and interest rate forwards to hedge the fair values of certain fixed-rate residential and commercial loans.
    For the three months ended March 31, 2001, the Corporation recognized a net loss of $4.6 million, which represented the ineffective portion of all fair value hedges and is included in other noninterest income in the Consolidated Statements of Income. There were no gains and losses during the period related to components of derivative instruments which were excluded from the assessment of hedge effectiveness.
    CASH FLOW HEDGES: During the first quarter of 2001, the Corporation hedged cash flow variability related to variable-rate funding products, specifically FHLB advances and senior bank notes, through the use of pay-fixed interest rate swaps.
    For the three months ended March 31, 2001, the Corporation recognized a net loss of $.1 million, which represented the ineffective portion of all cash flow hedges and is included in other noninterest income in the Consolidated Statements of Income. There were no gains and losses during the period related to components of derivative instruments which were excluded from the assessment of hedge effectiveness.
    Gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. As of March 31, 2001, accumulated other comprehensive income included a deferred after-tax net loss related to derivatives included in cash flow hedging strategies of $52.1 million, $26.0 million of which was recorded at the transition date. During the next twelve months, it is projected $34.7 million of this after-tax loss will be reclassified into earnings in conjunction with the recognition of interest payments on variable-rate funding products.
    TRADING ACTIVITIES: Certain derivative instruments are held by the Corporation for interest rate and foreign currency risk management purposes but are not designated as part of a fair value or cash flow hedge relationship.
    In the first quarter of 2001, the Corporation used derivative instruments to manage risk related to the change in estimated fair value of its mortgage servicing assets, which are adversely affected when mortgage interest rates decline and cause actual and expected mortgage loan prepayments to increase. The derivative instruments used consisted primarily of receive-fixed interest rate swaps, interest rate swaps where the Corporation receives the total return of principal-only mortgage-backed securities, and purchased interest rate caps and floors. During the first quarter of 2001, derivatives used in this risk management strategy generated net trading gains of $221.3 million, which offset impairment losses on the mortgage servicing assets of $198.3 million. Prior to the adoption of SFAS No. 133, derivative instruments used by the Corporation to manage this risk were not classified as trading and fair value changes were not recognized directly through current-period earnings.
    Derivative instruments used to manage foreign currency risk and interest rate basis risk and derivative instruments held related to other mortgage banking activities generated net trading gains of $11.0 million in the first quarter of 2001 compared to $3.2 million in last year's first quarter.
    Net gains on derivative instruments executed with customers to facilitate their interest rate and foreign currency risk management strategies totaled $3.4 million and $2.0 million for the first three months of 2001 and 2000, respectively.

16. LINE OF BUSINESS REPORTING

    During the second half of 2000, National City announced several organizational changes, including centralizing specialized lending and investment banking activities into a capital markets unit within the wholesale banking line of business. In the first quarter of 2001, these organizational changes were completed operationally and are reflected in the financial information presented below. Prior period information has been restated to conform with the current period presentation.
    National City operates six major lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage and National Processing.
    Retail sales and distribution includes direct lending, deposit gathering and small business services. Wholesale banking includes lending and related financial services to large- and medium-sized corporations along with syndicated lending, venture capital, structured finance and investment banking. Consumer finance is comprised of credit card lending, education finance, dealer finance, national home equity lending and nonconforming residential lending and servicing. Asset management includes the institutional trust, retail brokerage and wealth management businesses. National City Mortgage represents conforming mortgage banking activities conducted through the Corporation's wholly-owned subsidiary, National City Mortgage Co. National Processing consists of merchant card processing services and corporate outsourcing services conducted through National Processing, Inc., National City's 87%-owned item processing subsidiary.
    The business units are identified by the product or services offered and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation.
    The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in profits or losses that are eliminated for reporting consolidated results of operations.
    Parent and other is primarily comprised of the results of investment funding activities, intersegment revenue (expense) eliminations and unallocated holding company income and expense. Operating results of the business units are discussed in the Line of Business Results section of Management's Discussion and Analysis. Selected financial information by line of business is included in the following table.

                                         Retail
                                         Sales
                                          and        Wholesale   Consumer      Asset      National City
           (In Thousands)             Distribution    Banking     Finance    Management     Mortgage
-------------------------------------------------------------------------------------------------------
QUARTER ENDED
 MARCH 31, 2001
Net interest income (expense)(a)....    $367,238     $255,335    $184,665     $ 28,492      $ 12,959
Provision (benefit) for loan
 losses.............................      11,467       25,169      55,664          524            --
                                        --------     --------    --------     --------      --------
Net interest income (expense)
 after provision....................     355,771      230,166     129,001       27,968        12,959
Noninterest income..................     136,469       71,027      21,107      108,951       120,568
Noninterest expense.................     279,083      118,399     120,163       85,129        86,113
                                        --------     --------    --------     --------      --------
Income before taxes.................     213,157      182,794      29,945       51,790        47,414
Income tax expense(a)...............      81,562       68,833      11,305       19,089        17,601
                                        --------     --------    --------     --------      --------
Net income (loss)...................    $131,595     $113,961    $ 18,640     $ 32,701      $ 29,813
                                        ========     ========    ========     ========      ========
Intersegment revenue (expense)......    $ 16,162     $     --    $     --     $  9,608      $ 12,265
Average assets (in millions)........      15,775       31,131      20,175        2,696         4,522

QUARTER ENDED
 MARCH 31, 2000
Net interest income (expense)(a)....    $367,183     $222,988    $157,951     $ 23,704      $  8,056
Provision (benefit) for loan
 losses.............................       9,153       15,443      44,999          890            --
                                        --------     --------    --------     --------      --------
Net interest income (expense) after
 provision..........................     358,030      207,545     112,952       22,814         8,056
Noninterest income..................     128,325       70,101      39,739      114,774        95,553
Noninterest expense.................     284,900      109,694      95,971       85,400        78,639
                                        --------     --------    --------     --------      --------
Income (loss) before taxes..........     201,455      167,952      56,720       52,188        24,970
Income tax expense (benefit)(a).....      77,308       63,150      21,371       19,466         9,521
                                        --------     --------    --------     --------      --------
Net income (loss)...................    $124,147     $104,802    $ 35,349     $ 32,722      $ 15,449
                                        ========     ========    ========     ========      ========
Intersegment revenue (expense)......    $  4,322     $     --    $     --     $  7,542      $  2,816
Average assets (in millions)........      16,496       27,094      18,098        2,322         2,779
-------------------------------------------------------------------------------------------------------


                                       National     Parent     Consolidated
           (In Thousands)             Processing   and Other      Total
------------------------------------  -------------------------------------
QUARTER ENDED
 MARCH 31, 2001
Net interest income (expense)(a)....   $  2,360    $(71,821)     $779,228
Provision (benefit) for loan
 losses.............................         --      (9,452)       83,372
                                       --------    --------      --------
Net interest income (expense)
 after provision....................      2,360     (62,369)      695,856
Noninterest income..................    106,916     121,632       686,670
Noninterest expense.................     90,624      25,486       804,997
                                       --------    --------      --------
Income before taxes.................     18,652      33,777       577,529
Income tax expense(a)...............      7,113      36,623       242,126
                                       --------    --------      --------
Net income (loss)...................   $ 11,539    $ (2,846)     $335,403
                                       ========    ========      ========
Intersegment revenue (expense)......   $     --    $(38,035)     $     --
Average assets (in millions)........        412      12,900        87,611

QUARTER ENDED
 MARCH 31, 2000
Net interest income (expense)(a)....   $  1,858    $(40,845)     $740,895
Provision (benefit) for loan
 losses.............................         --      (4,159)       66,326
                                       --------    --------      --------
Net interest income (expense) after
 provision..........................      1,858     (36,686)      674,569
Noninterest income..................     96,281      34,126       578,899
Noninterest expense.................     82,693      21,796       759,093
                                       --------    --------      --------
Income (loss) before taxes..........     15,446     (24,356)      494,375
Income tax expense (benefit)(a).....      5,899     (23,683)      173,032
                                       --------    --------      --------
Net income (loss)...................   $  9,547    $   (673)     $321,343
                                       ========    ========      ========
Intersegment revenue (expense)......   $  2,554    $(17,234)     $     --
Average assets (in millions)........        365      18,797        85,951
----------------------------------------------------------------------------------------

(a) Includes tax-equivalent adjustment for tax-exempt interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     This section discusses the financial condition and results of operations of National City Corporation for the quarter ended March 31, 2001 and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented on pages 4 through 16.
     This document contains certain forward-looking statements (as defined in the Private Securities Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively execute its business plans, and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions, continuing consolidation in the financial services industry and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

FINANCIAL HIGHLIGHTS
     Net income for the first quarter of 2001 was $335.4 million, or $.55 per diluted share, up from first quarter 2000 net income of $321.3 million, or $.53 per diluted share. Returns on average common equity and assets were 20.5% and 1.55%, respectively, for the 2001 first quarter, compared to 22.5% and 1.50%, respectively, for the comparable 2000 period.

NET INTEREST INCOME
     Tax-equivalent net interest income for the first quarter of 2001 rose to $779.2 million from $756.2 million last quarter and $740.9 million in the first quarter of 2000. The net interest margin was 3.92% for the 2001 first quarter, an improvement over net interest margins of 3.90% and 3.79% for the fourth and first quarters of 2000, respectively.
     Although asset sales and securitizations in 2000 initially reduced net interest income, strong loan originations have since boosted average earning assets (Table 1), and when combined with better spreads, led to the increase in net interest income and the net interest margin. A richer earning asset mix, better pricing opportunities in commercial and consumer lending, and growth in core deposits (Table 2) drove the improved spreads and mitigated the effects of steps taken over the past year to reduce the Corporation's liability sensitive interest rate risk position.

TABLE 1: AVERAGE EARNING ASSETS

                              Three Months Ended
                       ---------------------------------
                       MAR. 31      Dec. 31     Mar. 31
(In Millions)           2001         2000        2000
--------------------------------------------------------
Loans................  $66,225      $64,645     $61,043
Loans held for sale
  or securitization..    3,604        2,855       2,101
Securities (at
  cost)..............    9,491        9,543      14,600
Other................      442          320         635
                       -------      -------     -------
  Total earning
  assets.............  $79,762      $77,363     $78,379
                       =======      =======     =======

TABLE 2: AVERAGE SOURCES OF FUNDING

                              Three Months Ended
                       ---------------------------------
                       MAR. 31      Dec. 31     Mar. 31
(In Millions)           2001         2000        2000
--------------------------------------------------------
Noninterest bearing
  deposits...........  $10,781      $10,682     $10,716
Interest bearing core
  deposits...........   35,836       35,525      34,875
                       -------      -------     -------
    Total core
  deposits...........   46,617       46,207      45,591
Purchased deposits...    7,360        6,476       6,225
Short-term
  borrowings.........    8,817        7,709      10,849
Long-term debt and
  capital
  securities.........   16,853       16,910      16,259
                       -------      -------     -------
    Total purchased
  funding............   33,030       31,095      33,333
Stockholders'
  equity.............    6,650        6,554       5,778
                       -------      -------     -------
    Total funding....  $86,297      $83,856     $84,702
                       =======      =======     =======
    Total interest
  bearing
  liabilities........  $68,866      $66,620     $68,208
                       =======      =======     =======

     Average earning assets increased to $79.8 billion for the first quarter of 2001 from $77.4 billion and $78.4 billion in the fourth and first quarters of last year, respectively, due to strong loan growth offset to some extent by the effects of asset sales and securitizations. During the second and third quarters of 2000, the Corporation sold $2.0 billion of thin-spread student loans, $3.7 billion of fixed-rate debt securities, $1.0 billion of low-spread adjustable-rate mortgages and securitized $600.0 million of credit card receivables. During the first quarter of 2001, the Corporation securitized an additional $397.4 million of credit card receivables (details regarding this securitization and securitized assets in total are provided in Note 3 to the Consolidated Financial Statements). The sales of student and mortgage loans and debt securities reduced the Corporation's reliance on purchased funding and freed up the balance sheet for more profitable investment, while the credit card securitizations served to diversify the Corporation's funding sources and provided for greater capital efficiency.
     Adjusting for loan sales and securitizations, average loans in the first quarter of 2001 grew $1.8 billion, or 11.6% on an annualized basis, over the fourth quarter and $9.0 billion, or 15.7%, over the first quarter of 2000. Loan growth over the past year has been driven by growth in commercial loans, primarily generated by the middle-market and specialized lending groups within the wholesale banking business, residential real estate loans and home equity loans. The increase in the residential real estate portfolio over the past year resulted from the Corporation retaining the majority of the nonconforming loan production of its subsidiary, First Franklin Financial Corporation (First Franklin), in an effort to enrich the earning asset mix. Home equity loans, along with loans held for sale, which also grew over both of the prior periods, benefited from strong origination activity stimulated by a lower interest rate environment and greater managerial emphasis on these product lines.
     Average securities for the first quarter of 2001 were down from the fourth and first quarters of last year as the portfolio has been pared back through sale and runoff, reflecting the aforementioned balance sheet enrichment strategy.
     The funding mix has improved over the past year (Tables 2 and 3). Average core deposits increased to $46.6 billion in the first quarter of 2001, up from $46.2 billion and $45.6 billion in the fourth and first quarters of 2000, respectively, due to a focused effort across the Corporation to retain and grow this stable, low-cost funding source. Average purchased funding as a percentage of total funding in the first quarter of 2001 was down from a year ago but up slightly from the fourth quarter of last year due to the rise in loan originations, which outpaced core deposit growth. A higher level of average stockholders' equity in the first quarter of this year compared to the fourth and first quarters of last year also contributed to the improved funding mix.

TABLE 3: PERCENTAGE COMPOSITION OF AVERAGE FUNDING SOURCES

                             Three Months Ended
                       -------------------------------
                       MAR. 31     Dec. 31     Mar. 31
(In Millions)            2001        2000        2000
------------------------------------------------------
Core deposits........    54.0%       55.1%       53.8%

Purchased deposits...     8.5         7.7         7.4
Short-term
  borrowings.........    10.2         9.2        12.8
Long-term debt and
  capital
  securities.........    19.6        20.2        19.2
                        -----       -----       -----
Purchased funding....    38.3        37.1        39.4
Stockholders'
  equity.............     7.7         7.8         6.8
                        -----       -----       -----
    Total............   100.0%      100.0%      100.0%
                        =====       =====       =====

     The securitizations completed in the third quarter of last year and the first quarter of this year provided an alternative source of funding for the Corporation and will most likely continue to be used as part of the Corporation's ongoing funding and balance sheet management program. As loan receivables are securitized, the Corporation's on-balance-sheet funding needs are reduced by the amount of such loans. Credit card receivables of $397.4 million were securitized in January 2001 through the National City Credit Card Master Trust, which in turn sold $397.4 million of undivided interests in the trust to investors. Also in the first quarter of this year, $30.0 million of previously securitized receivables were transferred back onto the Corporation's balance sheet. No additional receivables are scheduled to transfer back onto the balance sheet until after 2005.

MARKET RISK
     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices and the potential exercise of explicit or embedded options. The Asset/ Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors. The primary goals of asset/liability management are to maximize net interest income and the net value of the Corporation's future cash flows within authorized interest rate risk limits. As part of this process, management continually takes into consideration many factors, primarily expected future interest rate movements, variability and timing of future cash flows, mortgage prepayments, and changes in core deposits.
     Interest rate risk is monitored principally through the use of two complementary measures: earnings simulation modeling and net present value estimation. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.
     The most recent earnings simulation model prepared for the April 2001 ALCO meeting projects net income would increase by approximately .4% of stable-rate net income if rates were to fall gradually by two percentage points over the next year. It projects a decrease of approximately 1.3% if the rates were to rise gradually by two percentage points over the same period. The projected decrease is within the ALCO guideline of minus 4.0%.
     The net present value (NPV) model prepared for the April 2001 ALCO meeting projects NPV to decline by approximately 3.0% if interest rates immediately increased by 150 basis points. If rates immediately decreased by 150 basis points, the model projects an approximate decrease in NPV of 1.2%. Policy guidelines limit the amount of the estimated decline in NPV to 7.0%.
     The Corporation's interest rate risk position was slightly liability sensitive at the end of the first quarter of 2001, relatively unchanged from the fourth quarter of 2000 but less liability sensitive than a year ago.

NONINTEREST INCOME
     Fees and other income (Table 4) for the first quarter of 2001 of $598.5 million were down from $604.8 million in the 2000 fourth quarter but up from $557.4 million in the first quarter of last year. On a year-over-year quarterly comparison of fees and other income, there was solid fundamental growth in deposit service charges, item processing revenue, and card-related fees. Increased customer debit card usage and fewer waived fees led to the year-over-year increase in deposit service charges, while item processing revenue benefited from increased debit and credit card volume and an expanded merchant base. Successful sales efforts and the securitization of nearly $1.0 billion of credit card receivables during the past year led to the year-over-year increase in card-related fees. On a linked-quarter basis, these same fee income categories were flat or declined due to seasonal declines in activity.

TABLE 4: NONINTEREST INCOME

                             Three Months Ended
                        -----------------------------
                       MAR. 31    Dec. 31    Mar. 31
(In Thousands)           2001       2000       2000
-----------------------------------------------------
Deposit service
  charges............  $111,806   $112,975   $106,313
Item processing
  revenue............   106,441    118,845    101,218
Trust and investment
  management fees....    81,850     81,144     83,624
Card-related fees....    44,671     44,522     36,797
Mortgage banking.....   (97,761)   109,596    111,294
Trading gains, net...   235,745      6,098      5,155
Other service fees...    26,190     24,165     24,337
Brokerage revenue....    23,425     23,357     27,011
Other................    66,173     84,108     61,617
                       --------   --------   --------
  Total fees and
other income.........   598,540    604,810    557,366
  Securities gains,
net..................    88,130     50,664     21,533
                       --------   --------   --------
  Total noninterest
  income.............  $686,670   $655,474   $578,899
                       ========   ========   ========

     Mortgage banking revenue was unfavorably impacted in the 2001 first quarter by impairment charges of $198.3 million related to a decline in the estimated value of mortgage servicing assets below cost. The value of mortgage servicing assets is sensitive to changes in interest rates. In a declining rate environment, such as in the first quarter, mortgage refinancings generally increase causing actual and expected mortgage prepayments to increase, which drives down the estimated value of existing mortgage servicing assets. More than offsetting these impairment charges, however, were gains of $221.3 million generated from trading portfolio derivatives, which are used to protect changes in the fair value of the mortgage servicing assets. Excluding the impairment charges, mortgage banking revenue was $100.5 million in the first quarter of 2001 compared to $109.6 million and $111.3 million in the fourth and first quarters of last year, respectively, with solid results in conforming mortgage banking revenue in the first quarter being overshadowed by lower gains on nonconforming loan sales compared to the fourth and first quarters of last year. Conforming secondary mortgage loan originations totaled $8.9 billion in the 2001 first quarter, an increase of 54% over fourth quarter 2000 originations and an increase of 135% over originations in the first quarter of last year. A substantial portion of the loans originated in the first quarter occurred in the last half of the quarter and are expected to be sold in subsequent quarters this year.
     Growth in trust and investment management fees and brokerage revenues has been hampered over the past year by declines in the equity markets, which drove down asset values used to calculate fees and also resulted in reduced retail brokerage activities.
     Other income in the first quarter of 2001 declined from the fourth quarter of 2000 due to SFAS No. 133 related losses of $6.3 million incurred in the first quarter, a $26.3 million decrease in venture capital gains, and several smaller investment related gains recorded in the fourth quarter, offset partially by a $20.6 million gain from the January 2001 credit card securitization. Other income was relatively comparable to the first quarter of last year, as the gain on the January 2001 credit card securitization was mostly offset by a $7.8 million decline in venture capital gains and the SFAS No. 133 related losses incurred in the first quarter of this year.
     Net securities gains, primarily generated from the Corporation's bank stock fund, totaled $88.1 million for the first quarter of 2001 compared to $50.7 million and $21.5 million in the fourth and first quarters of last year, respectively. The bank stock fund is managed opportunistically, with the degree of market strength and industry consolidation affecting the comparability of achieved results between periods.

NONINTEREST EXPENSE
     Noninterest expense (Table 5) was $805.0 million in the first quarter of 2001, compared to $854.4 million in the fourth quarter of 2000 and $759.1 million in the first quarter of last year. Favorably affecting the linked-quarter comparison of noninterest expense were lower expenses for market-based compensation, third party services, card-related fees, marketing, and travel and entertainment. Other noninterest expense this quarter included a $33.5 million charge to reflect further deterioration in estimated automobile lease residual values. In December 2000, the Corporation ceased originating auto leases. In the fourth quarter of 2000, other noninterest expense included $44.0 million of charges related to the realignment of the Corporation's consumer finance business, a $7.1 million charge for goodwill and fixed-asset impairment associated with divesting a small business unit at National Processing, and a $2.5 million charge for branch closing and consolidations at National City Mortgage Company. These items, along with a reduced level of miscellaneous operating losses, which were partially affected in the fourth quarter by seasonal factors, drove the decline in other noninterest expense.

TABLE 5: NONINTEREST EXPENSE

                              Three Months Ended
                       --------------------------------
                       MAR. 31     Dec. 31     Mar. 31
(In Thousands)           2001        2000        2000
-------------------------------------------------------
Salaries, benefits
  and other
  personnel..........  $410,393    $413,096    $406,871
Equipment............    60,002      57,997      57,682
Net occupancy........    53,479      52,015      52,668
Third-party
  services...........    43,601      52,590      45,148
Card-related fees....    43,475      48,573      38,198
Postage and
  supplies...........    31,176      29,449      30,611
Intangibles
  amortization.......    21,082      21,920      22,100
Marketing and public
  relations..........    16,545      18,831      22,712
Telephone............    21,307      22,116      20,276
Travel and
  entertainment......    13,552      15,963      13,639
State and local
  taxes..............    13,399      10,393       7,708
Other................    76,986     111,494      41,480
                       --------    --------    --------
    Total noninterest
      expense........  $804,997    $854,437    $759,093
                       ========    ========    ========

     Noninterest expense increased over the first quarter of 2000 primarily due to the $33.5 million automobile lease residual charge, volume-driven increases in personnel and card processing costs, and higher expenses for occupancy and equipment related items and state and local taxes, partially offset by a decline in marketing and public relations expense. State and local taxes were reduced in 2000 by several refunds.
     The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 58.4% in the first quarter of 2001, down from 62.8% in the fourth quarter of 2000 and 58.5% in last year's first quarter.

     National City's staffing level on a full-time equivalent basis declined to 35,999 at March 31, 2001 from 36,961 a year ago as the Corporation continued to improve efficiency within the retail banking operation and at National Processing. Reductions in personnel in these areas were offset to some extent by an increase in staffing at National City Mortgage necessary to manage the higher level of loan origination activity.

INCOME TAXES
     The Corporation recorded a $40.0 million charge in the first quarter of 2001 related to tax exposure on COLI deductions. This charge reduced reported net income for the first quarter by $.07 per share. In May 2001, the Corporation reached a final settlement through negotiations with the IRS. The first quarter charge when combined with previous accruals covered the full settlement amount. Further discussion on this matter is included in Note 13 to the Consolidated Financial Statements.

LINE OF BUSINESS RESULTS
     Following is a discussion of National City's results by line of business. Selected financial information for each business line is presented in Note 16 to the Consolidated Financial Statements and in Table 6.
     National City's operations are managed under six lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage, and National Processing. During the second half of 2000, National City announced several organizational changes, including centralizing specialized lending and investment banking activities into a capital markets unit within the wholesale banking line of business. In the first quarter of 2001, these organizational changes were completed operationally and are reflected in the financial information presented in Note 16 and Table 6. Prior period information has been restated to conform with the current period presentation.
     Net income for retail sales and distribution was $131.6 million in the first quarter of 2001, up from net income of $128.9 million and $124.1 million for the fourth and first quarters of 2000, respectively. Since the third quarter of 2000, this business line has renewed its focus on developing a stronger sales and service culture by increasing customer acquisition and retention and improving the quality of service provided to all customers. These efforts along with the lower rate environment, which helped broaden interest rate spreads and boost loan origination and sale activity, drove the improved results. In January 2001, the business line sold its merchant services business unit, which processes debit and credit card transactions for approximately 30,000 merchants, to National Processing. Because the transaction occurred between two entities under the common control of National City, it was recorded at historical cost. The merchant services business unit generated fee revenue for retail sales and distribution of approximately $6 million per quarter. Offsetting this loss of fee revenue in the first quarter of 2001 were increases in deposit service charges and debit card fees, generated by a higher level of core deposits, an increase in debit card usage and fewer waived fees, and an increase in gains from the sale of secondary market residential real estate loans to National City Mortgage.
     Wholesale banking reported net income of $114.0 million for the first quarter of 2001 compared to net income of $132.0 million for the fourth quarter of 2000 and $104.8 million for the first quarter of last year. Results for the 2000 fourth quarter benefited from pretax venture capital gains of $26.7 million versus pretax venture capital gains of only $.4 million and $8.2 million in the first quarter of 2001 and first quarter of 2000, respectively. Excluding venture capital gains, net income for the first quarter of 2001 was $113.7 million, comparable to net income of $114.6 million for the fourth quarter of last year and up from net income of $99.5 million for the first quarter of 2000. Net interest income increased on a linked-quarter and year-over-

TABLE 6: NET INCOME BY LINE OF BUSINESS

                                                      Three Months Ended
                                               --------------------------------
                                               MAR. 31     Dec. 31     Mar. 31
(In Millions)                                    2001        2000        2000
-------------------------------------------------------------------------------
Retail sales and distribution................  $131,595    $128,945    $124,147
Wholesale banking............................   113,961     131,990     104,802
Consumer finance.............................    18,640       6,466      35,349
Asset management.............................    32,701      32,209      32,722
National City Mortgage.......................    29,813       7,436      15,449
National Processing..........................    11,539      10,379       9,547
Parent and other.............................    (2,846)     (9,414)       (673)
                                               --------    --------    --------
    Consolidated net income..................  $335,403    $308,011    $321,343
                                               ========    ========    ========

year basis due to strong commercial loan growth and a slightly improved net interest margin. Increases in the loan loss provision and personnel expenses almost fully offset the increase in net interest income from the fourth quarter of last year and partially offset the increase from the first quarter of 2000. The higher loan loss provision was driven by an increase in leveraged and healthcare loan charge-offs.
     Net income for consumer finance was $18.6 million for the first quarter of 2001 versus net income of $6.5 million last quarter and $35.3 million in the first quarter of 2000. Noninterest expense in the first quarter of this year included a $33.5 million charge to reflect further deterioration in estimated automobile lease residual values while noninterest expense in the fourth quarter of 2000 included a $26.0 million automobile lease residual value write-down and $18.0 million of charges connected with management's decision to close certain nonconforming loan origination units and exit the automobile leasing business. Excluding these charges, net income was $40.4 million for the first quarter of 2001, up from $35.0 million in last year's fourth quarter and $35.3 million in the first quarter of 2000. Improved results were primarily driven by strong loan growth in the home equity and nonconforming mortgage loan portfolios, which benefited net interest income, and a reduced expense base resulting from the aforementioned business unit closings, offset to some extent by a higher loan loss provision and lower gains on nonconforming mortgage loan sales due to retaining more of these loans on the balance sheet.
     Asset management reported net income of $32.7 million for the first quarter of this year, relatively unchanged from net income of $32.2 million and $32.7 million for the fourth and first quarters of last year, respectively. Increases in net interest income from loan growth and improved spreads in the wealth management business were offset on a linked-quarter basis by an increase in noninterest expense due to higher personnel costs and on a year-over-year basis by a decline in fee income as retail brokerage fees and asset management fees were hurt by weaker equity markets. Equity market weakness also reduced fee income on a linked-quarter basis but was more than offset by higher estate settlement fees and new business.
     First quarter 2001 net income for National City Mortgage totaled $29.8 million, up from net income of $7.4 million and $15.4 million in the fourth and first quarters of last year, respectively. National City Mortgage generated record loan originations in the first quarter of 2001 fueled by the lower interest rate environment. A substantial portion of the loans originated in the first quarter occurred in the last half of the quarter and are expected to be sold in subsequent quarters this year. Noninterest income was unfavorably impacted in the 2001 first quarter by impairment charges of $198.3 million related to a decline in the estimated value of mortgage servicing assets below cost. More than offsetting these impairment charges, however, were gains of $221.3 million generated from trading portfolio derivatives which are used to protect changes in the fair value of the mortgage servicing assets.
     National Processing continued to report strong results with net income increasing to $11.5 million in the first quarter of 2001 from $10.4 million last quarter and $9.5 million in the first quarter of 2000. On a linked-quarter basis, seasonal volume declines affected fee income and noninterest expense while improved profit margins aided net income. Year-over-year growth was due to an expanded merchant card customer base and an increase in transaction volume. In January 2001, National Processing purchased the merchant services business unit, which processes debit and credit card transactions for approximately 30,000 merchants, from retail sales and distribution for $44.0 million. Because the transaction occurred between two entities under the common control of National City, the purchase premium paid, net of tax, was recorded as a direct charge to equity.
     The parent and other category, which includes the results of investment funding activities, unallocated holding company income and expense, and intersegment revenue and expense eliminations, was favorably impacted in the first quarter of 2001 by a $20.6 million pretax gain from the January 2001 credit card securitization and a higher level of bank stock fund gains offset partially by the $40.0 million COLI tax exposure charge and an increase in net interest expense.

ASSET QUALITY
     Net charge-offs in the first quarter of 2001 totaled $83.2 million, or .51% of average loans, compared to $81.2 million, or .50% of average loans in the fourth quarter of 2000, and $66.1 million, or .44% of average loans in the first quarter of 2000. Table 7 presents net charge-offs as a percentage of average loans by portfolio type.

TABLE 7: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS

                                                           Three Months Ended
                                                     -------------------------------
                                                    MAR. 31     Dec. 31     Mar. 31
                                                     2001        2000        2000
------------------------------------------------------------------------------------
Commercial........................................     .37%        .36%        .32%
Real estate - commercial..........................     .10         .07        (.09)
Real estate - residential.........................     .29         .20         .19
Consumer..........................................     .93         .88         .65
Credit card.......................................    3.55        3.62        3.45
Home equity.......................................     .11         .13         .04
  Total net charge-offs to average loans..........     .51%        .50%        .44%

     Nonperforming assets (Table 8) were $447.1 million at March 31, 2001, compared to $402.3 million at December 31, 2000 and $314.1 million at March 31, 2000. As a percentage of loans and other real estate, nonperforming assets were
 .67% at March 31, 2001, compared to .61% at December 31, 2000 and .51% a year ago. At March 31, 2001, real estate mortgage loans, which have historically had low loss ratios, comprised 53% of nonperforming assets. Loans 90 days past due accruing interest totaled $423.1 million at March 31, 2001, up from $341.8 million and $250.0 million at December 31 and March 31, 2000, respectively.

TABLE 8: NONPERFORMING ASSETS

                       MAR. 31    Dec. 31    Sept. 30   Jun. 30    Mar. 31
(In Millions)           2001       2000       2000       2000         2000
---------------------------------------------------------------------------
Commercial:
  Nonaccrual.........   $216.5     $183.1     $170.6     $155.3     $138.4
  Restructured.......       --         .1         .2         .2         .2
                        ------     ------     ------     ------     ------
    Total
      commercial.....    216.5      183.2      170.8      155.5      138.6
Real estate mortgage:
  Nonaccrual.........    187.3      185.6      166.6      158.0      150.5
  Restructured.......       .2         .2         .2         .2        1.7
                        ------     ------     ------     ------     ------
    Total real estate
      mortgage.......    187.5      185.8      166.8      158.2      152.2
                        ------     ------     ------     ------     ------
    Total
      nonperforming
      loans..........    404.0      369.0      337.6      313.7      290.8
Other real estate
  owned (OREO).......     43.1       33.3       27.7       25.6       23.3
                        ------     ------     ------     ------     ------
Total nonperforming
  assets.............   $447.1     $402.3     $365.3     $339.3     $314.1
                        ======     ======     ======     ======     ======
Loans 90 days past
  due accruing
  interest...........   $423.1     $341.8     $310.3     $249.4     $250.0
                        ======     ======     ======     ======     ======

     Net charge-offs and nonperforming assets increased over the prior year periods due to portfolio growth and continued deterioration in leveraged commercial credits and certain nonconforming loans, primarily those generated by the former wholesale loan origination unit of the Corporation's consumer finance subsidiary Altegra Credit Corporation. National City closed the wholesale loan origination unit of Altegra in the fourth quarter of 2000 in conjunction with realigning the consumer finance business. As part of the decision to exit this activity, management ceased granting credit extensions on the nonconforming wholesale loan portfolio, which contributed to the increase in net charge-offs and nonperforming assets in the first quarter of this year. These same factors also accounted for the increase in loans 90 days past due still accruing interest.
     At March 31, 2001, the allowance for loan losses was $929.7 million, or 1.39% of loans, compared to $928.6 million, or 1.42% of loans at December 31, 2000, and $970.6 million, or 1.57% of loans, a year ago.
     National City maintains an allowance for loan losses sufficient to absorb estimated probable credit loses inherent in the loan portfolio. The evaluation of each element and the overall allowance is based on the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, economic trends in specific industries and geographical areas, and other factors including regulatory guidance and general economic conditions.
     While management considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, management's assumptions as to future delinquency or loss rates, and management's intent with regard to asset dispositions. In addition, the allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on their review, the agencies may require the Corporation to adjust the allowance for loan losses based on their judgments about information available to them at the time of their review.
     As a result of the slowing economy and the decision to close the wholesale loan origination unit of Altegra, loan delinquencies and loan loss rates are expected to continue to rise further in the second quarter of 2001.

CAPITAL
     The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. Further detail on capital ratios is presented in Note 10 to the Consolidated Financial Statements.
     Total stockholders' equity was $6.8 billion at March 31, 2001, unchanged from stockholders' equity at December 31, 2000, but up from stockholders' equity of $5.9 billion at March 31, 2000. Equity as a percentage of assets was 7.44% as of March 31, 2001, compared to 7.65% as of December 31, 2000 and 6.81% as of March 31, 2000. Book value per common share was $11.19 at the end of the first quarter of 2001, compared to $11.06 at the end of 2000 and $9.71 a year ago.
     Included in stockholders' equity at March 31, 2001 was accumulated other comprehensive income of $32.5 million, which consisted of after tax net unrealized gains on securities available for sale of $84.6 million and after tax net losses of $52.1 million on derivative instruments used in cash flow hedging strategies. As a result of the accounting requirements of SFAS No. 133, which was adopted by the Corporation on January 1, 2001, gains and losses on derivative instruments used by the Corporation in cash flow hedging strategies are required to be carried as a component of other comprehensive income until such time as they are reclassified into the income statement to match the hedged cash flows. As of March 31, 2000, stockholders' equity included accumulated other comprehensive losses of $286.6 million, related solely to after tax net unrealized losses on securities available for sale.
     In January 2001, the Corporation settled open forward transactions for 9.3 million shares of its common stock through physical share settlement whereby the Corporation paid cash of $166.2 million, or $17.84 per share, to a third party in exchange for the 9.3 million shares. On the settlement date, common shares outstanding and stockholders' equity were reduced. By using forward contracts, the Corporation was able to repurchase its stock in the first quarter of 2001 at a price lower than the market price for the quarter. The Corporation may, but is not obligated to, enter into further forward transactions with the third party until the agreement's final maturity on April 19, 2002. No other shares were repurchased in the 2001 first quarter. As of March 31, 2001, 15.6 million shares remain authorized for repurchase under the share repurchase program approved by the Corporation's Board of Directors in late 1999.
     The dividend payout is continually reviewed by management and the Board of Directors. Dividends of $.285 per common share were declared in the first quarter of 2001, consistent with the quarterly per share dividends declared in 2000. The dividend payout ratio, calculated as dividends declared per share divided by diluted net income per share, has averaged close to 50% for the past five years. It is management's intention to migrate to a lower payout ratio over time.
     As of March 31, 2001, the Corporation's market capitalization was approximately $16.1 billion. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC". Stock price information for National City's common stock is presented in Table 9.

TABLE 9: COMMON STOCK INFORMATION

                        2001                     2000
                       -------   -------------------------------------
                       FIRST     Fourth    Third     Second    First
                       QUARTER   Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------------
High.................  $30.31    $29.75    $23.13    $22.75    $23.56
Low..................   23.69     18.50     17.19     16.00     17.19
Close................   26.75     28.75     22.00     17.06     20.63

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                              Three Months Ended
                                                                   March 31
                                                              ------------------
(In Millions)                                                  2001       2000
--------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans:
    Commercial..............................................  $27,010    $23,496
    Real estate - commercial................................    6,550      6,020
    Real estate - residential...............................   13,533     10,901
    Consumer................................................   12,174     14,520
    Credit card.............................................    2,113      2,336
    Home equity.............................................    4,845      3,770
                                                              -------    -------
         Total loans........................................   66,225     61,043
  Loans held for sale or securitization:
    Mortgage loans held for sale............................    3,473      2,101
    Credit card loans held for securitization...............      131         --
                                                              -------    -------
         Total loans held for sale or securitization........    3,604      2,101
  Securities available for sale, at cost....................    9,491     14,600
  Federal funds sold and security resale agreements.........      112        481
  Other investments.........................................      330        154
                                                              -------    -------
Total earning assets........................................   79,762     78,379
Allowance for loan losses...................................     (950)      (996)
Fair value appreciation (depreciation) of securities
  available for sale........................................      123       (408)
Cash and demand balances due from banks.....................    3,000      3,140
Properties and equipment....................................    1,078      1,127
Accrued income and other assets.............................    4,598      4,709
                                                              -------    -------
TOTAL ASSETS................................................  $87,611    $85,951
                                                              =======    =======
LIABILITIES
Deposits:
  Noninterest bearing deposits..............................  $10,781    $10,716
  NOW and money market accounts.............................   17,276     16,443
  Savings accounts..........................................    2,835      3,413
  Consumer time deposits....................................   15,725     15,019
  Other deposits............................................    4,970      2,825
  Foreign deposits..........................................    2,390      3,400
                                                              -------    -------
         Total deposits.....................................   53,977     51,816
Federal funds borrowed and security repurchase agreements...    7,008      7,723
Borrowed funds..............................................    1,809      3,126
Long-term debt and capital securities.......................   16,853     16,259
Accrued expenses and other liabilities......................    1,314      1,249
                                                              -------    -------
Total Liabilities...........................................   80,961     80,173
STOCKHOLDERS' EQUITY
  Preferred.................................................       30         30
  Common....................................................    6,620      5,748
                                                              -------    -------
         Total Stockholders' Equity.........................    6,650      5,778
                                                              -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $87,611    $85,951
                                                              =======    =======

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

           (Dollars in Millions)                          Daily Average Balance
--------------------------------------------------------------------------------------------
                                              2001                     2000
                                             -------   -------------------------------------
                                               FIRST    Fourth    Third    Second      First
                                             QUARTER   Quarter   Quarter   Quarter   Quarter
                                             -------   -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial.............................  $27,010   $26,132   $25,294   $24,379   $23,496
    Real estate - commercial...............    6,550     6,435     6,273     6,157     6,020
    Real estate - residential..............   17,006    15,727    14,628    14,318    13,002
    Consumer...............................   12,174    12,165    12,224    13,973    14,520
    Credit card............................    2,244     2,387     2,487     2,514     2,336
    Home equity............................    4,845     4,654     4,343     4,044     3,770
                                             -------   -------   -------   -------   -------
      Total loans..........................   69,829    67,500    65,249    65,385    63,144
  Securities, at cost:
    Taxable................................    8,730     8,765     9,999    12,267    13,789
    Tax-exempt.............................      761       778       787       797       811
                                             -------   -------   -------   -------   -------
      Total securities available for
         sale..............................    9,491     9,543    10,786    13,064    14,600
  Federal funds sold, security resale
    agreements and other investments.......      442       320       343       578       635
                                             -------   -------   -------   -------   -------
      Total earning assets/
         total interest income/rates.......   79,762    77,363    76,378    79,027    78,379
Allowance for loan losses..................     (950)     (967)     (991)     (995)     (996)
Fair value appreciation (depreciation) of
  securities available for sale............      123      (101)     (304)     (430)     (408)
Cash and demand balances due from banks....    3,000     3,005     3,091     3,116     3,140
Properties and equipment, accrued income
  and other assets.........................    5,676     6,000     6,027     6,053     5,836
                                             -------   -------   -------   -------   -------
Total assets...............................  $87,611   $85,300   $84,201   $86,771   $85,951
                                             =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts............  $17,276   $16,803   $16,473   $16,477   $16,443
  Savings accounts.........................    2,835     2,958     3,139     3,321     3,413
  Consumer time deposits...................   15,725    15,764    15,652    15,385    15,019
  Other deposits...........................    4,970     3,201     2,838     2,881     2,825
  Foreign deposits.........................    2,390     3,275     2,974     2,862     3,400
  Federal funds borrowed...................    3,180     3,029     3,221     2,277     3,642
  Security repurchase agreements...........    3,828     3,808     3,720     3,776     4,081
  Borrowed funds...........................    1,809       872     1,726     5,056     3,126
  Long-term debt and capital securities....   16,853    16,910    16,014    16,636    16,259
                                             -------   -------   -------   -------   -------
    Total interest bearing liabilities/
      total interest expense/rates.........   68,866    66,620    65,757    68,671    68,208
  Noninterest bearing deposits.............   10,781    10,682    10,837    10,934    10,716
  Accrued expenses and other liabilities...    1,314     1,444     1,361     1,190     1,249
                                             -------   -------   -------   -------   -------
      Total liabilities....................   80,961    78,746    77,955    80,795    80,173
Total stockholders' equity.................    6,650     6,554     6,246     5,976     5,778
                                             -------   -------   -------   -------   -------
Total liabilities and stockholders'
  equity...................................  $87,611   $85,300   $84,201   $86,771   $85,951
                                             =======   =======   =======   =======   =======
Net interest income.........................................................................
Interest spread.............................................................................
Contribution of noninterest bearing sources of funds........................................
Net interest margin.........................................................................


                                                                     Quarterly Interest
                                                    ----------------------------------------------------
                                                      2001                       2000
                                                    --------   -----------------------------------------
                                                     FIRST      Fourth     Third      Second     First
                                                    QUARTER    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans:
   Commercial.....................................  $  562.5   $  597.7   $  573.2   $  533.8   $  490.1
   Real estate -- commercial......................     138.5      143.0      141.0      134.9      130.7
   Real estate -- residential.....................     353.7      333.7      308.4      296.3      260.2
   Consumer.......................................     264.9      266.8      264.7      292.2      302.9
   Credit Card....................................      75.4       84.7       89.5       86.3       77.7
   Home equity....................................     113.9      111.5      105.4       93.0       83.4
                                                    --------   --------   --------   --------   --------
      Total loans.................................   1,508.9    1,537.4    1,482.2    1,436.5    1,345.0
 Securities, at cost:
   Taxable........................................     133.6      135.9      154.8      191.2      216.0
   Tax-exempt.....................................      15.4       15.7       15.9       16.2       16.6
                                                    --------   --------   --------   --------   --------
      Total securities available for sale.........     149.0      151.6      170.7      207.4      232.6
 Federal funds sold, security resale agreements
   and other investments..........................       9.8        7.6        7.5       10.9       10.9
                                                    --------   --------   --------   --------   --------
      Total earning assets/
      Total interest income/rates.................  $1,667.7   $1,696.6   $1,660.4   $1,654.8   $1,588.5

Allowance for loan losses.........................

Fair value appreciation (depreciation) of
 securities available for sale....................

Cash and demand balances due from banks...........

Properties and equipment, accrued income and other
 assets...........................................
      Total assets................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:

   NOW and money market accounts..................  $  160.9   $  169.3   $  162.7   $  149.3   $  140.0
   Savings accounts...............................      10.7       12.4       13.1       13.7       14.2
   Consumer time deposits.........................     230.8      238.6      230.1      215.1      201.0
   Other deposits.................................      71.7       52.9       46.1       43.9       41.0
   Foreign deposits...............................      32.0       53.2       48.5       44.3       47.7
   Federal funds borrowed.........................      47.2       51.3       53.2       37.1       53.9
   Security repurchase agreements.................      42.7       52.4       50.7       48.6       48.7
   Borrowed funds.................................      27.3       15.0       28.6       77.8       43.3
   Long-term debt and capital securities..........     265.2      295.3      281.4      276.0      257.8
                                                    --------   --------   --------   --------   --------
      Total interest bearing liabilities/
       Total interest expense/rates...............  $  888.5   $  940.4   $  914.4   $  905.8   $  847.6
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
      Total liabilities...........................

Total stockholders' equity........................
Total liabilities and stockholders' equity........

Net interest income...............................  $  779.2   $  756.2   $  746.0   $  749.0   $  740.9
                                                    ========   ========   ========   ========   ========

Interest spread...................................

Contribution of noninterest bearing sources of
 funds............................................

Net interest margin...............................

                                                      [Additional columns below]
[Continued from above table, first column(s) repeated]

                                                                  Average Annualized Rate
                                                    ----------------------------------------------------
                                                      2001                       2000
                                                    --------   -----------------------------------------
                                                     FIRST      Fourth     Third      Second     First
                                                    QUARTER    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans:
   Commercial.....................................      8.44%      9.10%      9.01%      8.80%      8.39%
   Real estate -- commercial......................      8.57       8.84       8.94       8.82       8.73
   Real estate -- residential.....................      8.32       8.49       8.43       8.28       8.00
   Consumer.......................................      8.83       8.73       8.61       8.42       8.39
   Credit Card....................................     13.62      14.13      14.32      13.81      13.38
   Home equity....................................      9.40       9.58       9.71       9.19       8.85
      Total loans.................................      8.72       9.08       9.05       8.82       8.56
 Securities (at cost):
   Taxable........................................      6.13       6.20       6.19       6.24       6.27
   Tax-exempt.....................................      8.08       8.08       8.07       8.13       8.19
      Total securities available for sale.........      6.29       6.35       6.33       6.35       6.38
 Federal funds sold, security resale agreements
   and other investments..........................      9.04       9.44       8.73       7.51       6.88
      Total earning assets/
       Total interest income/rates................      8.44%      8.74%      8.67%      8.41%      8.14%

Allowance for loan losses.........................

Fair value appreciation (depreciation) of
 securities available for sale....................

Cash and demand balances due from banks...........

Properties and equipment, accrued income and other
 assets...........................................
      Total assets................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW and money market accounts..................      3.78%      4.01%      3.93%      3.64%      3.43%
   Savings accounts...............................      1.53       1.66       1.67       1.66       1.67
   Consumer time deposits.........................      5.95       6.02       5.85       5.62       5.38
   Other deposits.................................      5.85       6.58       6.46       6.13       5.84
   Foreign deposits...............................      5.44       6.47       6.48       6.22       5.64
   Federal funds borrowed.........................      6.02       6.75       6.57       6.56       5.95
   Security repurchase agreements.................      4.53       5.47       5.42       5.18       4.80
   Borrowed funds.................................      6.12       6.85       6.60       6.19       5.57
   Long-term debt and capital securities..........      6.36       6.96       7.00       6.67       6.37
      Total interest bearing liabilities/
       Total interest expense/rates...............      5.23%      5.62%      5.53%      5.30%      5.00%
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
      Total liabilities...........................

Total stockholders' equity........................
Total liabilities and stockholders' equity........

Net interest income...............................

Interest spread...................................      3.21%      3.12%      3.14%      3.11%      3.14%

Contribution of noninterest bearing sources of
 funds............................................       .71        .78        .76        .69        .65
                                                    --------   --------   --------   --------   --------

Net interest margin...............................      3.92%      3.90%      3.90%      3.80%      3.79%
                                                    ========   ========   ========   ========   ========


                         CORPORATE INVESTOR INFORMATION

CORPORATE HEADQUARTERS

     National City Center
     1900 East Ninth Street
     Cleveland, Ohio 44114-3484
     (216) 575-2000
     www.nationalcity.com

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

DIVIDEND REINVESTMENT AND STOCK
PURCHASE PLAN

     National City Corporation offers stockholders a convenient way to increase their investment through the National City Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the "Plan"). Under this Plan, investors can elect to acquire shares in the open market by reinvesting dividends and through optional cash payments. National City absorbs the fees and brokerage commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, please call 1-800-622-6757.

DEBT RATINGS

                                                                               MOODY'S
                                                             FITCH IBCA,      INVESTORS    STANDARD
                                                            DUFF & PHELPS      SERVICE     & POOR'S
-----------------------------------------------------------------------------------------------------
National City Corporation...............................         A/B
  Commercial paper......................................         F1+             P-1          A-1
  Senior debt...........................................         AA-             A1            A
  Subordinated debt.....................................         A+              A2           A-
Bank Subsidiaries:
  Certificates of deposit...............................         AA              Aa3          A+
  Subordinated bank notes...............................         A+              A1            A

                          FORM 10-Q -- MARCH 31, 2001

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL CITY CORPORATION

Date: May 14, 2001
                                      /s/ JEFFREY D. KELLY
                                      -----------------------------------
                                      Jeffrey D. Kelly
                                      Chief Financial Officer
                                      (Duly Authorized Signer and
                                       Principal Financial Officer)

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Restated Certificate of Incorporation of National City
          Corporation, as amended (filed as Exhibit 3.1 to National
          City Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
          reference).
  3.2     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000 and incorporated herein by reference).
  3.3     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (As Amended through October 24, 1994)
          (filed as Exhibit 3.2 to Registrant's Form S-4 Registration
          Statement No. 33-56539 dated November 18, 1994 and
          incorporated herein by reference).
  4.1     The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of
          Senior and Subordinated debt of the Company.
  4.2     Credit Agreement dated as of April 12, 2001 by and between
          National City and the banks named therein (filed as Exhibit
          4.2.)
  4.3     Certificate of Stock Designation dated as of February 2,
          1998 designating National City Corporation's 6% Cumulative
          Convertible Preferred Stock, Series 1, without par value,
          and fixing the powers, preferences, rights, qualifications, limitations and restrictions thereof (filed as Appendix D to
          Registrant's Form S-4 Registration Statement No. 333-45609
          dated February 19, 1998 and incorporated herein by
          reference) in addition to those set forth in National City
          Corporation's Restated Certificate of Incorporation, as
          amended (filed as Exhibit 3.2 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.1     Amendment No. 7 to the National City Savings and Investment
          Plan, As Amended and Restated Effective July 1, 1992 (filed as Exhibit 10.1 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000 and incorporated herein by reference).
 10.2     Amendment No. 6 to the National City Savings and Investment
          Plan No. 2, As Amended and Restated Effective January 1, 1992
          (filed as Exhibit 10.2 to National City's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000 and
          incorporated herein by reference).
 10.3     National City Corporation's Amended 1984 Stock Option Plan
          (filed as Exhibit No. 10.2 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).
 10.4     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.7 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989, and
          incorporated herein by reference).
 10.5     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.6     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 10.9 to Registrant's Form S-4
          Registration Statement No. 33-59487 dated May 19, 1995 and incorporated herein by reference).
 10.7     National City Corporation Plan for Deferred Payment of
          Directors' Fees, As Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.8     National City Corporation Supplemental Executive Retirement
          Plan, As Amended and Restated Effective January 1, 1997
          (filed as Exhibit 10.12 to Registrant's Form S-4
          Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference).
 10.9     National City Corporation Executive Savings Plan, As Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.35 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference.).
 10.10    National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.11    Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan As
          Amended (filed as Exhibit 10.10 to National City's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1992, and incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.12    Merchants National Corporation Director's Deferred
          Compensation Plan, As Amended and Restated August 16, 1983
          (filed as Exhibit 10(3) to Merchants National Corporation's
          Form S-2 Registration Statement dated June 28, 1985, and
          incorporated herein by reference).
 10.13    Merchants National Corporation Supplemental Pension Plan
          dated November 20, 1984; First Amendment to the Supplemental
          Pension Plans dated January 21, 1986; Second Amendment to
          the Supplemental Pension Plans dated July 3, 1989; and Third
          Amendment to the Supplemental Pension Plans dated November
          21, 1990 (filed respectively as Exhibit 10(n) to Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 21, 1984; as Exhibit 10(q) to the Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 31, 1985; as Exhibit 10(49) to Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 31, 1990; and as Exhibit 10(50) to the
          Merchants National Corporation Annual Report on Form 10-K
          for the year ended December 31, 1990; all incorporated
          herein by reference).
 10.14    Merchants National Corporation Employee Benefit Trust
          Agreement, effective July 1, 1987 (filed as Exhibit 10(27)
          to Merchants National Corporation Annual Report on Form 10-K
          for the year ended December 31, 1987, and incorporated
          herein by reference).
 10.15    Merchants National Corporation Non-Qualified Stock Option
          Plan, effective January 20, 1987, and the First Amendment to that Merchants National Non-Qualified Stock Option Plan,
          effective October 16, 1990 (filed respectively as Exhibit
          10(23) to Merchants National Corporation Annual Report on
          Form 10-K for the year ended December 31, 1986, and as
          Exhibit 10(55) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1990,
          both of which are incorporated herein by reference).
 10.16    Merchants National Corporation 1987 Non-Qualified Stock
          Option Plan, effective November 17, 1987, and the First
          Amendment to effective October 16, 1990 (filed respectively as Exhibit 10(30) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1987,
          and as Exhibit 10(61) to Merchants National Corporation
          Annual Report on Form 10-K for the year ended December 31,
          1990, both of which are incorporated herein by reference).
 10.17    Merchants National Corporation Directors Non-Qualified Stock
          Option Plan and the First Amendment to Merchants National
          Corporation Directors Non-qualified Stock Option Plan
          effective October 16, 1990 (filed respectively as Exhibit
          10(44) to Merchants National Corporation Annual Report on
          Form 10-K for the year ended December 31, 1988, and as
          Exhibit 10(68) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1990,
          both of which are incorporated herein by reference).
 10.18    Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.26 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.19    Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.27 to Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1994 and incorporated herein by reference).
 10.20    Form of contracts with David A. Daberko, William E. MacDonald III,
          Jon L. Gorney, Robert G. Siefers, Robert J. Ondercik,
          Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky,
          James P. Gulick, Gary A. Glaser, Herbert R. Martens, Jr.,
          Thomas W. Golonski, Stephen A. Stitle, James R. Bell III,
          Peter E. Raskind, Phillip L. Rice, Timothy J. Lathe,
          J. Armando Ramirez, Paul G. Clark, A. Joseph Parker and
          Shelley J. Seifert (filed as Exhibit 10.29 to Registrant's
          Form S-4 Registration Statement No. 333-46571 dated February 19,
          1998 and incorporated herein by reference).
 10.21    Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and those individuals
          listed in Exhibit 10.27 and other key employees filed as
          exhibit 10.28 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated
          herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.22    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 (on Form S-8) to Form S-4 Registration
          Statement No. 333-46571), Amended and Restated First of
          America Bank Corporation Stock Compensation Plan (filed as
          Exhibit 4.5 to Registrant's Post-Effective Amendment No. 2
          (on Form S-8) to Form S-4 Registration Statement No.
          333-46571) and First of America Bank Corporation Directors
          Stock Compensation Plan (filed as Exhibit 4.6 to
          Registrant's Post-Effective Amendment No. 2 (on Form S-8 to
          Form S-4 Registration Statement No. 333-46571) and each
          incorporated herein by reference).
 10.23    Fort Wayne National Corporation 1985 Stock Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 (on Form S-8) to Form S-4 Registration
          Statement No. 333-45609), Fort Wayne National Corporation
          1994 Stock Incentive Plan (filed as Exhibit 4.5 to
          Registrant's Post-Effective Amendment No. 1 (on Form S-8) to
          Form S-4 Registration Statement No. 333-45609) and Fort
          Wayne National Corporation 1994 Nonemployee Director Stock
          Incentive Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 1 (on Form S-8 to Form S-4
          Registration Statement No. 333-45609) and each incorporated herein by reference).
 10.24    National City Corporation 1997 Stock Option Plan (filed as
          Exhibit 4.4 to Registrant's Form S-8 Registration Statement
          No. 333-58923, dated July 10, 1998, and incorporated herein by reference).
 10.25    National City Corporation 1997 Restricted Stock Plan (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-60411, dated July 31, 1998, and
          incorporated herein by reference).
 10.26    National City Corporation Long-Term Supplemental Incentive
          Compensation Plan for Executive Officers (filed as Exhibit
          10.40 to National City Corporation's Annual Report on Form
          10-K for the fiscal year ended December 31, 1999 and
          incorporated herein by reference).
 10.27    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.28    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.29    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8
          Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).
 10.30    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference).
 10.31    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated Effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.32    National City Corporation Supplemental Cash Balance Pension
          Plan (filed as Exhibit 10.34 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.33    The National City Corporation Deferred Compensation Plan,
          Effective January 1, 2001 (filed as Exhibit 10.36 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000 and incorporated
          herein by reference).
10.34     The National City Corporation 2001 Stock Option Plan (filed as Exhibit B to National City's Proxy Statement Form 14A
          #000-07229 dated March 9, 2001 and incorporated herein by
          reference).
 12.1     Computation of Ratio of Earnings to Fixed Charges (filed as
          Exhibit 12.1).
