Form 10-Q
period 2001-06-30
NATIONAL CITY CORP
filed 2001-08-14
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                  216-222-2000
              (Registrant's telephone number, including area code)

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

                        Common stock -- $4.00 Par Value
                 Outstanding as of June 30, 2001 -- 603,093,286

                        [NATIONAL CITY CORPORATION LOGO]

                          QUARTER ENDED JUNE 30, 2001

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Item 1. Financial Statements:
    Consolidated Statements of Income.......................    4
    Consolidated Balance Sheets.............................    5
    Consolidated Statements of Cash Flows...................    6
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................    7
    Notes to Consolidated Financial Statements..............    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   19
Consolidated Average Balance Sheets.........................   29
Daily Average Balances/Net Interest Income/Rates............   30
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk
    Market risk disclosures are presented in the Market Risk
     section of Management's Discussion and Analysis of
     Financial Condition and Result of Operations.
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
  The information contained in Note 14 to the Consolidated
  Financial Statements on page 15 of this Quarterly Report
  is incorporated herein by reference.
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders
    On April 23, 2001 at the Annual Meeting of Stockholders
       of the Registrant, stockholders took the following
       actions:
    1. Elected as directors all nominees designated in the
       proxy statement of March 9, 2001, as follows:

                                                                   NUMBER OF VOTES
                                                              -------------------------
                                                                  FOR         WITHHELD
                                                              -----------    ----------
J. E. Barfield..............................................  514,217,572    16,442,137
E. B. Brandon...............................................  514,270,181    16,389,528
J. G. Breen.................................................  513,543,390    17,116,319
J. S. Broadhurst............................................  514,574,967    16,084,742
J. W. Brown.................................................  460,231,299    70,428,410
D. E. Collins...............................................  514,538,634    16,121,075
S. A. Crayton...............................................  514,070,656    16,589,053
D. A. Daberko...............................................  513,448,302    17,211,407
D. E. Evans.................................................  514,450,857    16,208,852
J. T. Gorman................................................  514,333,864    16,325,845
P. A. Ormond................................................  514,405,254    16,254,455
R. A. Paul..................................................  514,868,644    15,791,065
M. A. Schuler...............................................  514,839,847    15,819,862
J. F. Tatar.................................................  514,854,605    15,805,104
J. S. Thornton, Ph.D........................................  512,855,798    17,803,911
M. Weiss....................................................  514,695,266    15,964,443

    2. Approved the National City Corporation 2001 Stock
       Option Plan: 466,658,990 votes cast for, 54,662,254
       votes cast against and 9,328,019 votes withheld.
    3. Approved the selection of Ernst & Young LLP as
       independent auditors for National City for 2001:
       522,648,131 votes cast for, 4,477,712 votes cast
       against and 3,533,799 votes withheld.
    4. Voted against a stockholder proposal recommending the
       board of directors either sell or seek a merger of
       National City Corporation with another financial
       institution: 33,370,360 votes cast for, 405,438,813
       votes cast against, and 19,730,274 votes withheld.
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K
    Exhibits: The index of exhibits has been filed as
       separate pages of the June 30, 2001 Financial Report
       and Form 10-Q and is available on request from the
       Secretary of the Corporation at the principal
       executive offices.
    Reports on Form 8-K:
    April 20, 2001 -- National City Corporation issued a
       news release announcing its financial results for the
       three-month period ended March 31, 2001.
Signature...................................................   33

FINANCIAL HIGHLIGHTS

                                                Three Months Ended             Six Months Ended
                                                      June 30                       June 30
 (Dollars In Thousands, Except Per Share    ---------------------------   ---------------------------
                 AMOUNTS)                       2001           2000           2001           2000
-----------------------------------------------------------------------------------------------------
FOR THE PERIOD
  Tax-equivalent Net Interest Income......      $834,956       $748,972     $1,614,184     $1,489,867
  Provision for Loan Losses...............       152,923         68,691        236,295        135,017
  Fees and Other Income...................       681,915        674,328      1,280,455      1,231,694
  Securities Gains (Losses), Net..........        16,936        (42,780)       105,066        (21,247)
  Noninterest Expense.....................       840,102        785,070      1,645,099      1,544,163
  Income Tax Expense and Tax-equivalent
    Adjustment............................       191,280        184,372        433,406        357,404
                                            ------------   ------------   ------------   ------------
  Net Income..............................      $349,502       $342,387       $684,905       $663,730
                                            ============   ============   ============   ============

  Net Income Per Common Share:
    Basic.................................         $ .58          $ .56          $1.14          $1.09
    Diluted...............................           .57            .56           1.12           1.09
  Dividends Paid Per Common Share.........          .285           .285            .57            .57

  Return on Average Common Equity.........         20.47%         23.13%         20.50%         22.80%
  Return on Average Assets................          1.52           1.59           1.54           1.55
  Net Interest Margin.....................          3.98           3.80           3.95           3.79
  Efficiency Ratio........................         55.38          55.16          56.83          56.74
  Average Equity to Average Assets........          7.47           6.89           7.53           6.81
  Net Charge-offs to Average Loans........           .55            .44            .53            .44

  Average Basic Shares....................   601,528,522    606,927,559    601,210,492    606,346,848
  Average Diluted Shares..................   610,782,001    611,070,243    610,442,768    610,882,275
-----------------------------------------------------------------------------------------------------
AT PERIOD END
  Assets...............................................................    $94,439,753    $84,600,633
  Loans................................................................     68,003,507     61,570,176
  Securities (at Fair Value)...........................................      8,758,250     10,719,285
  Deposits.............................................................     58,018,465     49,988,209
  Stockholders' Equity.................................................      6,979,903      6,133,480

  Book Value Per Common Share..........................................         $11.52         $10.05
  Market Value Per Common Share........................................          30.78          17.06
  Equity to Assets Ratio...............................................           7.39%          7.25%
  Allowance for Loan Losses as a Percentage of Period-end Loans........           1.46           1.58
  Nonperforming Assets to Period-end Loans and OREO....................            .75            .55

  Common Shares Outstanding............................................    603,093,286    607,433,924
  Full-Time Equivalent Employees.......................................         36,153         37,704
-----------------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
                                                  -------------------------   -------------------------
(Dollars in Thousands, Except Per Share Amounts)     2001          2000          2001          2000
-------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans.......................................     $1,482,738    $1,433,996    $2,989,226    $2,776,262
  Securities:
    Taxable...................................        111,731       176,765       233,748       379,020
    Exempt from Federal income taxes..........         10,115        10,914        20,434        22,085
    Dividends.................................         12,730        13,989        23,876        27,452
  Federal funds sold and security resale
    agreements................................            848         6,802         2,464        13,760
  Other investments...........................          7,536         4,008        15,761         7,914
                                                  -----------   -----------   -----------   -----------
      Total interest income...................      1,625,698     1,646,474     3,285,509     3,226,493
INTEREST EXPENSE
  Deposits....................................        483,760       466,241       989,818       910,180
  Federal funds borrowed and security repurchase
    agreements................................         86,538        85,727       176,484       188,295
  Borrowed funds..............................         14,133        77,782        41,400       121,063
  Long-term debt and capital securities.......        214,597       276,069       479,845       533,844
                                                  -----------   -----------   -----------   -----------
      Total interest expense..................        799,028       905,819     1,687,547     1,753,382
                                                  -----------   -----------   -----------   -----------
NET INTEREST INCOME...........................        826,670       740,655     1,597,962     1,473,111
PROVISION FOR LOAN LOSSES.....................        152,923        68,691       236,295       135,017
                                                  -----------   -----------   -----------   -----------
      Net interest income after provision for
         loan losses..........................        673,747       671,964     1,361,667     1,338,094
NONINTEREST INCOME
  Deposit service charges.....................        117,466       108,073       229,272       214,386
  Item processing revenue.....................        115,724       107,326       222,165       208,544
  Trust and investment management fees........         86,023        90,054       167,873       173,678
  Card-related fees...........................         38,569        38,561        83,240        75,358
  Mortgage banking............................        120,644       147,610        22,883       258,904
  Trading (losses) gains, net.................         (3,495)        4,164       232,250         9,319
  Other.......................................        206,984       178,540       322,772       291,505
                                                  -----------   -----------   -----------   -----------
      Total fees and other income.............        681,915       674,328     1,280,455     1,231,694
  Securities gains (losses), net..............         16,936       (42,780)      105,066       (21,247)
                                                  -----------   -----------   -----------   -----------
      Total noninterest income................        698,851       631,548     1,385,521     1,210,447
NONINTEREST EXPENSE
  Salaries, benefits and other personnel......        432,833       401,309       843,226       808,180
  Equipment...................................         60,747        57,759       120,749       115,441
  Net occupancy...............................         53,544        51,816       107,023       104,484
  Third-party services........................         49,963        48,546        93,564        93,694
  Other.......................................        243,015       225,640       480,537       422,364
                                                  -----------   -----------   -----------   -----------
      Total noninterest expense...............        840,102       785,070     1,645,099     1,544,163
                                                  -----------   -----------   -----------   -----------
Income before income tax expense..............        532,496       518,442     1,102,089     1,004,378
Income tax expense............................        182,994       176,055       417,184       340,648
                                                  -----------   -----------   -----------   -----------
NET INCOME....................................      $ 349,502     $ 342,387     $ 684,905     $ 663,730
                                                  ===========   ===========   ===========   ===========
NET INCOME PER COMMON SHARE
  Basic.......................................           $.58          $.56         $1.14         $1.09
  Diluted.....................................            .57           .56          1.12          1.09
AVERAGE COMMON SHARES OUTSTANDING
  Basic.......................................    601,528,522   606,927,559   601,210,492   606,346,848
  Diluted.....................................    610,782,001   611,070,243   610,442,768   610,882,275

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30     December 31     June 30
                       (In Thousands)                            2001          2000          2000
-----------------------------------------------------------------------------------------------------
ASSETS
  Loans:
    Commercial..............................................  $27,693,335   $26,703,622   $24,935,236
    Real estate - commercial................................    6,734,448     6,511,018     6,265,055
    Real estate - residential...............................   13,818,303    13,357,438    11,179,970
    Consumer................................................   12,417,440    12,100,567    12,386,130
    Credit card.............................................    2,195,596     2,152,445     2,601,931
    Home equity.............................................    5,144,385     4,779,359     4,201,854
                                                              -----------   -----------   -----------
      Total loans...........................................   68,003,507    65,604,449    61,570,176
      Allowance for loan losses.............................     (989,936)     (928,592)     (970,362)
                                                              -----------   -----------   -----------
           Net loans........................................   67,013,571    64,675,857    60,599,814
  Loans held for sale or securitization:
    Mortgage loans held for sale............................    8,412,730     3,030,672     3,198,328
    Credit card loans held for securitization...............           --       407,900            --
                                                              -----------   -----------   -----------
      Total loans held for sale or securitization...........    8,412,730     3,438,572     3,198,328
  Securities available for sale, at fair value..............    8,758,250     9,904,533    10,719,285
  Federal funds sold and security resale agreements.........      103,320        81,040       493,130
  Other investments.........................................      541,043       687,732       145,623
  Cash and demand balances due from banks...................    3,468,695     3,535,186     3,262,268
  Properties and equipment..................................    1,070,186     1,071,637     1,098,053
  Accrued income and other assets...........................    5,071,958     5,140,052     5,084,132
                                                              -----------   -----------   -----------
TOTAL ASSETS................................................  $94,439,753   $88,534,609   $84,600,633
                                                              ===========   ===========   ===========
LIABILITIES
  Deposits:
    Noninterest bearing deposits............................  $11,988,114   $11,500,026   $11,384,267
    NOW and money market accounts...........................   18,101,899    17,262,587    16,291,791
    Savings accounts........................................    2,703,807     2,883,763     3,230,386
    Consumer time deposits..................................   15,312,780    15,816,422    15,583,974
    Other deposits..........................................    6,021,327     4,072,308     2,874,460
    Foreign deposits........................................    3,890,538     3,721,316       623,331
                                                              -----------   -----------   -----------
      Total deposits........................................   58,018,465    55,256,422    49,988,209
  Federal funds borrowed and security repurchase
    agreements..............................................    7,751,145     5,677,643     4,012,113
  Borrowed funds............................................    3,485,872       903,725     6,974,817
  Long-term debt............................................   16,313,685    17,964,800    15,976,934
  Corporation-obligated mandatorily redeemable capital
    securities of subsidiary trusts holding solely
    debentures of the Corporation...........................      180,000       180,000       180,000
  Accrued expenses and other liabilities....................    1,710,683     1,782,198     1,335,080
                                                              -----------   -----------   -----------
TOTAL LIABILITIES...........................................   87,459,850    81,764,788    78,467,153
STOCKHOLDERS' EQUITY
  Preferred stock...........................................       29,502        29,968        29,982
  Common stock..............................................    2,412,374     2,436,755     2,429,736
  Capital surplus...........................................      865,022       837,444       812,671
  Retained earnings.........................................    3,624,463     3,405,077     3,119,402
  Accumulated other comprehensive income (loss).............       48,542        60,577      (258,311)
                                                              -----------   -----------   -----------
TOTAL STOCKHOLDERS' EQUITY..................................    6,979,903     6,769,821     6,133,480
                                                              -----------   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $94,439,753   $88,534,609   $84,600,633
                                                              ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                        June 30
                                                              ---------------------------
                       (IN THOUSANDS)                             2001           2000
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income................................................  $    684,905   $    663,730
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Provision for loan losses.............................       236,295        135,017
      Depreciation and amortization of properties and
       equipment............................................        89,956         85,318
      Amortization of intangibles and servicing rights......       127,532         92,758
      Amortization of premiums and discounts on securities
       and debt.............................................        (4,783)        (3,848)
      Mortgage servicing asset impairment charges...........       222,743             --
      Trading gains, net....................................      (232,250)        (9,319)
      Securities (gains) losses, net........................      (105,066)        21,247
      Other gains, net......................................      (223,837)      (203,437)
      Originations and purchases of mortgage loans held for
       sale.................................................   (22,822,811)   (10,251,630)
      Proceeds from sales of mortgage loans held for sale...    17,303,595      9,732,624
      Decrease (increase) in accrued interest receivable....       204,291        (46,401)
      (Decrease) increase in accrued interest payable.......      (304,538)        83,140
      Net change in other assets and liabilities............       (92,380)        36,183
                                                              ------------   ------------
         Net cash (used in) provided by operating
           activities.......................................    (4,916,348)       335,382
LENDING AND INVESTING ACTIVITIES
  Net decrease in federal funds sold, security resale
    agreements and other investments........................       356,659        148,697
  Purchases of available-for-sale securities................    (1,672,054)      (316,672)
  Proceeds from sales of available-for-sale securities......     1,872,588      3,177,869
  Proceeds from maturities and prepayments of
    available-for-sale securities...........................     1,203,470      1,193,468
  Net increase in loans.....................................    (2,623,957)    (3,572,469)
  Proceeds from sales of loans..............................        83,380      2,148,449
  Proceeds from securitization of credit card receivables...       397,375             --
  Net increase in properties and equipment..................       (83,634)       (52,462)
  Divestitures..............................................        49,000             --
                                                              ------------   ------------
         Net cash (used in) provided by lending and
           investing activities.............................      (417,173)     2,726,880
DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in Federal funds borrowed and
    security repurchase agreements..........................     2,073,502     (1,170,393)
  Net increase (decrease) in borrowed funds.................     2,582,147     (2,797,794)
  Net increase (decrease) in deposits.......................     2,746,422        (78,101)
  Repayments of long-term debt..............................    (3,929,763)    (3,087,475)
  Proceeds from issuances of long-term debt, net............     2,257,517      4,205,253
  Dividends paid............................................      (343,254)      (346,667)
  Issuances of common stock.................................        46,705         41,569
  Repurchases of common stock...............................      (166,246)       (47,142)
                                                              ------------   ------------
         Net cash provided by (used in) deposit and
           financing activities.............................     5,267,030     (3,280,750)
                                                              ------------   ------------
  Net decrease in cash and demand balances due from banks...       (66,491)      (218,488)
  Cash and demand balances due from banks, January 1........     3,535,186      3,480,756
                                                              ------------   ------------
  Cash and demand balances due from banks, June 30..........  $  3,468,695   $  3,262,268
                                                              ============   ============
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................  $  1,992,085   $  1,670,242
  Income taxes paid.........................................       281,231        318,735

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                                               Other
         (Dollars in Thousands,           Preferred     Common     Capital     Retained    Comprehensive
       Except Per Share Amounts)            Stock       Stock      Surplus     Earnings    Income (Loss)     Total
---------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000................   $30,233    $2,428,234   $782,960   $2,665,674     $(179,368)    $5,727,733
  Comprehensive Income:
    Net income..........................                                         663,730                      663,730
    Other comprehensive income, net of
      tax:
      Change in unrealized gains and
      losses on securities, net of
      reclassification adjustment for
      net losses included in net
      income............................                                                       (78,943)       (78,943)
                                                                                                           ----------
  Total comprehensive income............                                                                      584,787
  Common dividends declared, $.285 per
    share...............................                                        (173,024)                    (173,024)
  Preferred dividends declared..........                                            (443)                        (443)
  Issuance of 2,510,377 common shares
    under stock-based compensation and
    dividend reinvestment plans.........                  10,041     31,528                                    41,569
  Repurchase of 2,150,000 common
    shares..............................                  (8,600)    (2,007)     (36,535)                     (47,142)
  Conversion of 5,013 shares of
    preferred stock to 15,183 common
    shares..............................      (251)           61        190                                        --
                                           -------    ----------   --------   ----------     ---------     ----------
Balance, June 30, 2000..................   $29,982    $2,429,736   $812,671   $3,119,402     $(258,311)    $6,133,480
                                           =======    ==========   ========   ==========     =========     ==========
Balance, January 1, 2001................   $29,968    $2,436,755   $837,444   $3,405,077     $  60,577     $6,769,821
  Comprehensive Income:
    Net income..........................                                         684,905                      684,905
    Other comprehensive income, net of
      tax:
      Cumulative effect of change in
        accounting principle............                                                       (25,995)       (25,995)
      Change in unrealized gains and
        losses on securities, net of
        reclassification adjustment for
        net gains included in net
        income..........................                                                        40,174         40,174
      Change in unrealized gains and
        losses on derivative instruments
        used in cash flow hedging
        relationships, net of
        reclassification adjustment for
        net losses included in net
        income..........................                                                       (26,214)       (26,214)
                                                                                                           ----------
  Total comprehensive income............                                                                      672,870
  Common dividends declared, $.57 per
    share...............................                                        (342,364)                    (342,364)
  Preferred dividends declared..........                                            (883)                        (883)
  Issuance of 3,193,194 common shares
    under stock-based compensation
    plans...............................                  12,773     33,932                                    46,705
  Repurchase of 9,316,800 common
    shares..............................                 (37,267)    (6,707)    (122,272)                    (166,246)
  Conversion of 9,318 shares of
    preferred stock to 28,224 common
    shares..............................      (466)          113        353                                        --
                                           -------    ----------   --------   ----------     ---------     ----------
Balance, June 30, 2001..................   $29,502    $2,412,374   $865,022   $3,624,463     $  48,542     $6,979,903
                                           =======    ==========   ========   ==========     =========     ==========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

    National City Corporation ("National City" or "the Corporation") is a financial holding company headquartered in Cleveland, Ohio. National City operates banks and other financial services subsidiaries principally in Ohio, Michigan, Pennsylvania, Indiana, Kentucky, and Illinois. Principal activities include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and item processing.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were not required to be recorded in the financial statements. At the time of adoption, the Corporation designated anew certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates were designated in fair value hedge relationships. Derivative instruments used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated in cash flow hedge relationships. As a result of adopting the new standard, the Corporation recorded transition amounts associated with establishing the fair values of the derivatives and hedged items on the balance sheet. A pretax transition loss of $1.6 million, or $1.0 million after tax, was recorded in other noninterest income on the income statement in relation to establishing the fair value hedge relationships, while a $26.0 million after-tax transition loss was recorded in other comprehensive income within stockholders' equity in relation to recording the fair value of the derivatives designated in cash flow hedge relationships.
    SFAS No. 133, as applied to the Corporation's risk management strategies, will cause reported net income and stockholders' equity to be different from what they otherwise would have been under the prior accounting rules, with the impact in any period depending on the future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items. Although reported results will continue to be affected, SFAS No. 133's requirements do not change the cash flows or economic risk associated with any derivatives the Corporation is holding.
    Note 16 provides additional detail on derivative instruments held by the Corporation during the first half of 2001.
    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaced SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.
    Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Corporation for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities became effective for transactions occurring after March 31, 2001.
    Application of the new rules did not have a material impact on the Corporation's results of operations, financial position or liquidity.
    BUSINESS COMBINATIONS: Issued by the Financial Accounting Standards Board ("FASB") in June 2001, SFAS No. 141, Business Combinations, requires all business combinations to be accounted for by a single method - the purchase method and prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001.
    SFAS No. 141 superseded Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, which had allowed the use of the pooling-of-interests method of accounting for a business combination under certain conditions, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Although these statements were superseded, SFAS No. 141 carried forward many of the provisions of APB Opinion No. 16 and SFAS No. 38 related to the application of the purchase method.
    Also included in the provisions of SFAS No. 141 are new criteria for identifying and recognizing intangible assets apart from goodwill and additional disclosure requirements concerning the primary reasons for a business combination and the allocation of the purchase price for the assets acquired and liabilities assumed.
    While SFAS No. 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements of the Corporation, the issuance of the new guidance has no effect on the Corporation's current results of operations, financial position or liquidity.
    GOODWILL AND OTHER INTANGIBLE ASSETS: In conjunction with the issuance of the new guidance for business combinations, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17.
    Under the provisions of SFAS No. 142, goodwill and certain other intangible assets which do not possess finite lives will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.
    The provisions of SFAS No. 142 will be applied by the Corporation beginning January 1, 2002, except with regard to any goodwill and intangible assets acquired after June 30, 2001, which will be subject to the new provisions of the standard immediately from the date of acquisition. Goodwill and other indefinite lived intangible assets will be subjected to a transitional impairment test within the first half of 2002 and any related impairment losses will be reported as resulting from a change in accounting principle. Application of the nonamortization provisions of the statement is expected to reduce noninterest expense by approximately $65 million, resulting in an increase in net income of approximately $55 million, or $.09 per diluted share, in 2002 as compared to 2001. Management has not yet determined what the effect, if any, of the required impairment tests will be on the Corporation's results of operations and financial position. In general, the application of the new provisions may result in more income statement volatility due to recognition of impairment losses only, which are likely to vary in amount and frequency, for goodwill and other indefinite-lived intangible assets versus reducing those assets through the recognition of recurring, consistent amortization amounts.

3. ACQUISITIONS AND DIVESTITURES

    On April 18, 2001, National City sold its preferred share interest in National Asset Management Corporation ("NAMCO"), a Louisville, Kentucky-based investment advisor, to AMVESCAP PLC ("AVZ") for a gain of $88.8 million. The gain is included in other noninterest income on the income statement. The carrying value of National City's investment in NAMCO preferred shares was $1.5 million. Cash proceeds of $49.0 million and 2.8 million shares of AVZ stock, with a value of $41.3 million, were received in connection with the sale. The shares were sold later in the second quarter.
    On June 28, 2001, the Corporation's 86%-owned item processing subsidiary, National Processing, Inc. ("National Processing"), entered into a joint venture with ABN AMRO Merchant Services, LLC ("AAMS") where National Processing will provide AAMS with all merchant processing services including both authorization and settlement of all card-based transactions. In connection with the joint venture, National Processing acquired a 70% interest in AAMS for $48.5 million. The acquisition was accounted for as a purchase under APB Opinion No. 16, with the results of operations of AAMS included in the Corporation's income statement from the date of acquisition. Goodwill of $27.1 million with an assumed useful life of 20 years was recorded in connection with the acquisition. The remainder of the purchase price was allocated to other intangibles, primarily acquired merchant contracts, which are being amortized on a straight-line basis over 10 years.
    Also in the second quarter of 2001, National Processing committed to a formal plan to divest the data capture services line within its Corporate Outsourcing division. In connection with the planned divestiture, a pretax loss of $5.4 million, net of minority interest benefit, was recorded and is included in other noninterest expense on the income statement. On July 11, 2001, National Processing signed a definitive agreement with Affiliated Computer Services, Inc. ("ACS") whereby ACS will acquire the data capture services line for $43 million in cash.

4. ASSET SECURITIZATIONS

    During the first quarter of 2001, the Corporation sold $397.4 million of credit card receivables in a securitization transaction and recognized a pretax gain of $20.6 million, which was recorded in other noninterest income, and was comprised of $16.2 million of attributed allowance for loan losses and $4.4 million of retained interest in the cash flows of the trust. Transaction costs of $1.8 million incurred in connection with the transaction were deferred and are being amortized over the five-year term of the trust.
    In the securitization, the Corporation retained servicing responsibilities and subordinated interests. The Corporation receives annual servicing fees approximating 2% of the outstanding credit card balances and the right to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The right to these future cash flows represents the Corporation's retained interest in the trust. The retained interest is subordinate to investors' interests. The investors and the trust have recourse to $27.6 million of credit card balances held by the Corporation for failure of debtors to pay when due.
    Retained interests are included in other assets on the balance sheet and are carried at fair value. The Corporation uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS No. 140. These assumptions and estimates include projections concerning the rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. These assumptions are reviewed regularly by management.
    The value of all retained interests in the credit card trust at December 31, 2000, March 31, 2001 and June 30, 2001 are as follows:

                                      JUNE 30   Mar. 31   Dec. 31
           (IN MILLIONS)               2001      2001      2000
-----------------------------------------------------------------
Series 2000-1.......................   $4.6      $ 6.1     $4.5
Series 2001-1.......................    3.4        4.0       --
                                       ----      -----     ----
 Total retained interests...........   $8.0      $10.1     $4.5
                                       ====      =====     ====

    Key weighted average economic assumptions used in valuing the retained interests at June 30, 2001 were as follows: a monthly principal repayment rate of 16.05%, a weighted average life of 5.0 months, expected annual credit losses of 5.64%, a discount rate of 15.00%, a yield of 13.52% and a variable coupon rate to investors of 4.17%.
    Servicing fees, amortized transaction costs and gains and losses related to changes in the fair value of retained interests are included in card-related fee income on the income statement.

    Quantitative information about delinquencies, net credit losses, and components of managed credit card loans follows. This information excludes certain unsecured personal and business lines of credit included in the caption "credit card loans" presented elsewhere in this Quarterly Report.

                                  Three Months           Six Months
                                      Ended                 Ended
                                     June 30               June 30
                               -------------------   -------------------
    (DOLLARS IN MILLIONS)        2001       2000       2001       2000
------------------------------------------------------------------------
Average credit card loans:
 Loans held in portfolio.....  $1,204.7   $1,764.2   $1,212.4   $1,699.3
 Loans held for
   securitization............        --         --       65.3         --
 Loans securitized...........     997.4      321.4      936.1      379.9
                               --------   --------   --------   --------
   Total managed loans.......  $2,202.1   $2,085.6   $2,213.8   $2,079.2
                               ========   ========   ========   ========
Net credit losses............  $   30.3   $   19.8   $   54.6   $   41.0
Net credit losses to average
 managed loans...............     5.52%      3.82%      4.97%      3.97%

Period-end loans:
 Loans held in portfolio.....                        $1,239.7   $1,831.9
 Loans securitized...........                           997.4      265.0
                                                     --------   --------
   Total managed loans.......                        $2,237.1   $2,096.9
                                                     ========   ========
Delinquencies (30 days or
 more) to period-end managed
 loans.......................                           3.34%      3.35%

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    Activity in the allowance for loan losses follows:

                                Three Months           Six Months
                                    Ended                 Ended
                                   June 30               June 30
                             -------------------   -------------------
      (IN THOUSANDS)           2001       2000       2001       2000
----------------------------------------------------------------------
Balance at beginning of
 period....................  $929,679   $970,642   $928,592   $970,463
Provision..................   152,923     68,691    236,295    135,017
Allowance related to loans
 securitized or sold.......        --       (305)       887       (305)
Charge-offs:
 Commercial................    38,226     25,085     66,940     49,226
 Real estate - commercial..     2,983      3,282      5,943      3,537
 Real estate -
   residential.............    11,265      6,270     21,258     11,821
 Consumer..................    42,962     36,772     88,400     78,489
 Credit card...............    24,350     26,083     47,818     51,993
 Home equity...............     3,170      2,036      5,285      3,160
                             --------   --------   --------   --------
 Total charge-offs.........   122,956     99,528    235,644    198,226
Recoveries:
 Commercial................     4,999      3,714      9,402      9,405
 Real estate - commercial..     1,309        848      2,605      2,474
 Real estate -
   residential.............       121        327        289        638
 Consumer..................    18,318     18,900     36,266     37,189
 Credit card...............     4,799      6,313      9,731     12,207
 Home equity...............       744        760      1,513      1,500
                             --------   --------   --------   --------
 Total recoveries..........    30,290     30,862     59,806     63,413
                             --------   --------   --------   --------
Net charge-offs............    92,666     68,666    175,838    134,813
                             --------   --------   --------   --------
Balance at end of period...  $989,936   $970,362   $989,936   $970,362
                             ========   ========   ========   ========

    The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. When loans are identified for sale or securitization, attributed loan loss allowance is reclassified as a direct reduction to the carrying value of the loans.
    The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume.
    The unallocated portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic factors in the individual markets in which National City operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes knowledge of the portfolio may be incomplete.
    In December 2000, the Corporation closed the wholesale and retail loan origination units of its consumer finance subsidiary, Altegra Credit Company ("Altegra"). As part of the decision to exit this activity, the Corporation assumed a more aggressive stance on the management of the portfolio of loans generated by the closed Altegra units, which has contributed to increased net charge-offs, nonperforming assets, and delinquencies in 2001. To focus Altegra's resources on its growing servicing business, the Corporation committed in the second quarter of 2001 to accelerate the disposition of a portfolio of nonperforming and delinquent loans, totaling approximately $250 million. In so doing, the allowance for loan losses provided for this portfolio was increased by $55.0 million through a charge to the provision for loan losses. As the Corporation exits or otherwise resolves the problem credits at Altegra, this associated allowance will be used to absorb the losses. The amount of the allowance allocated was determined based on estimated secondary market prices or liquidation values that could be realized upon disposition or internal workout of these loans in a relatively short period of time.
    The Asset Quality section of Management's Discussion and Analysis provides detail regarding nonperforming loans. At June 30, 2001, December 31, 2000 and June 30, 2000, impaired loans, as defined by SFAS No. 114, totaled $142.5 million, $85.4 million and $59.4 million, respectively. Average impaired loans for the six months ended June 30, 2001 and 2000 were $106.7 million and $44.7 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans at June 30, 2001, December 31, 2000 and June 30, 2000 was $60.8 million, $45.1 million and $32.8 million, respectively. All impaired loans were included in nonperforming loans and had an associated allowance. The contractual interest due and actual interest recognized on nonperforming loans, including impaired loans, for the six months ended June 30, 2001 was $17.6 million and $4.1 million, respectively, compared to $16.7 million and $4.0 million, respectively, for the six months ended June 30, 2000.

6. SECURITIES

    Securities available for sale follow:

                                  Amortized        Fair
        (In Thousands)              Cost           Value
-----------------------------------------------------------
JUNE 30, 2001
U.S. Treasury and Federal
  agency debentures............  $   980,117    $   992,241
Mortgage-backed securities.....    5,168,672      5,188,837
Asset-backed and corporate debt
  securities...................      876,683        883,449
States and political
  subdivisions.................      732,638        767,193
Other..........................      845,140        926,530
                                 -----------    -----------
  Total securities.............  $ 8,603,250    $ 8,758,250
                                 ===========    ===========
DECEMBER 31, 2000
U.S. Treasury and Federal
  agency debentures............  $ 1,124,766    $ 1,126,777
Mortgage-backed securities.....    5,514,642      5,476,141
Asset-backed and corporate debt
  securities...................    1,440,377      1,434,766
States and political
  subdivisions.................      767,649        797,401
Other..........................      963,903      1,069,448
                                 -----------    -----------
  Total securities.............  $ 9,811,337    $ 9,904,533
                                 ===========    ===========
JUNE 30, 2000
U.S. Treasury and Federal
  agency debentures............  $   975,019    $   935,886
Mortgage-backed securities.....    6,349,368      6,072,094
Asset-backed and corporate debt
  securities...................    1,871,928      1,848,943
States and political
  subdivisions.................      791,531        797,793
Other..........................    1,128,841      1,064,569
                                 -----------    -----------
  Total securities.............  $11,116,687    $10,719,285
                                 ===========    ===========

    Gross unrealized gains for the entire portfolio totaled $178.0 million, $164.0 million and $22.9 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. Gross unrealized losses at the same period ends totaled $23.0 million, $70.8 million and $420.3 million, respectively.
    For the six months ended June 30, 2001 and 2000, gross realized gains were $106.6 million and $46.6 million, respectively and gross realized losses were $1.5 million and $67.8 million, respectively.
    Other securities includes the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $381.4 million and $445.7 million, respectively, as of June 30, 2001, compared to an amortized cost and fair value of $569.7 million and $668.8 million, respectively, at December 31, 2000 and an amortized cost and fair value of $745.1 million and $679.2 million, respectively, at June 30, 2000.
    As of June 30, 2001, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agency securities, which exceeded 10% of stockholders' equity.

7. MORTGAGE SERVICING ASSETS

    The Corporation recognizes as separate assets rights to service mortgage loans it does not own. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on the relative fair values of each. Purchased mortgage servicing assets are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing assets hedged with derivative instruments as part of SFAS No. 133 hedge relationships are carried at fair value and consequently may be adjusted above their initial carrying value.
    A rollforward of the carrying value of mortgage servicing assets follows:

                        Three Months Ended       Six Months Ended
                              June 30                 June 30
                       ---------------------   ---------------------
   (IN THOUSANDS)         2001        2000        2001        2000
--------------------------------------------------------------------
Balance at beginning
 of period...........  $  863,901   $876,645   $  999,707   $785,008
Additions............     178,551     86,719      281,287    147,187
Amortization.........     (45,181)   (28,969)     (85,385)   (55,683)
SFAS 133 hedge basis
 adjustments.........      36,084         --       36,084         --
Impairment charges...     (24,405)        --     (222,743)        --
Sales................      (1,585)      (164)      (1,585)      (164)
Other................          --     14,430           --     72,313
                       ----------   --------   ----------   --------
Balance at end of
 period..............  $1,007,365   $948,661   $1,007,365   $948,661
                       ==========   ========   ==========   ========

    The fair value of mortgage servicing rights is determined by calculating the present value of estimated future net cash flows, taking into consideration expected market loan prepayment speeds, discount rates, servicing costs and other economic factors. Risk associated with declines in the estimated fair value of mortgage servicing assets, due to increases in mortgage prepayment rates, is managed using derivative instruments and securities. In the 2001 second quarter, various derivative instruments were designated as fair value hedges of mortgage servicing assets under the guidelines of SFAS No. 133. Hedge basis adjustments of $36.1 million were recorded in the second quarter, representing an increase in the estimated fair value of the servicing assets being hedged. This increase was substantially offset by a $31.6 million loss on the associated derivatives. The net ineffective hedge gain of $4.5 million is included with other SFAS No. 133 ineffective hedge gains and losses in other noninterest income. During the first quarter of 2001, the Corporation did not designate the derivative instruments it was using to protect the estimated change in fair value of the mortgage servicing assets into SFAS No. 133 hedge relationships. These derivatives were instead included in the trading portfolio. For the first half of 2001, the Corporation recognized impairment losses of $222.7 million on mortgage servicing assets, offset by $211.9 million of trading gains from derivatives used to protect the estimated fair value of the mortgage servicing assets and $4.5 million of net ineffective hedge gains. Further discussion of derivative instruments and hedging activities is included in Note 16.
    Prior to the January 1, 2001 adoption of SFAS No. 133, the fair values of derivative instruments used to protect changes in the fair value of mortgage servicing assets were considered in determining impairment but were not included on the balance sheet, and any cash gains and losses on these instruments were included as basis adjustments to the carrying value of mortgage servicing assets. In the rollforward above, changes in the derivative basis adjustment in 2000 are presented as other activity. At June 30, 2001 and 2000, the carrying value of the mortgage servicing assets approximated the estimated fair value.

8. BORROWED FUNDS

                             JUNE 30     Dec. 31     June 30
      (IN THOUSANDS)           2001        2000        2000
--------------------------------------------------------------
U.S. Treasury demand
  notes...................  $2,872,053   $413,947   $6,168,376
Commercial paper..........     507,187    368,619      784,675
Other.....................     106,632    121,159       21,766
                            ----------   --------   ----------
  Total borrowed funds....  $3,485,872   $903,725   $6,974,817
                            ==========   ========   ==========

    U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and loans. The funds are placed with the banks at the discretion of the U.S. Treasury and may be called at any time.

9. LONG-TERM DEBT

                          JUNE 30       Dec. 31       June 30
(DOLLARS IN THOUSANDS)     2001          2000          2000
---------------------------------------------------------------
8.50% subordinated
 notes due 2002.......  $    99,978   $    99,967   $    99,955
6.625% subordinated
 notes due 2004.......      249,655       249,590       249,525
7.75% subordinated
 notes due 2004.......      199,210       199,082       198,953
8.50% subordinated
 notes due 2004.......      149,674       149,611       149,548
7.20% subordinated
 notes due 2005.......      255,017       249,872       249,857
5.75% subordinated
 notes due 2009.......      293,221       299,071       299,014
6.875% subordinated
 notes due 2019.......      688,057       698,870       698,840
Other.................       10,000        10,000        10,000
                        -----------   -----------   -----------
  Total parent
    company...........    1,944,812     1,956,063     1,955,692
                        -----------   -----------   -----------

6.50% subordinated
 notes due 2003.......      206,130       199,825       199,788
7.25% subordinated
 notes due 2010.......      239,800       223,435       223,353
6.30% subordinated
 notes due 2011.......      201,059       200,000       200,000
7.25% subordinated
 notes due 2011.......      197,968       197,869       197,771
6.25% subordinated
 notes due 2011.......      296,869       297,627       297,510
Other.................           --            --           887
                        -----------   -----------   -----------
  Total subsidiary....    1,141,826     1,118,756     1,119,309
                        -----------   -----------   -----------
  Total long-term debt
    qualifying for
    Tier 2 Capital....    3,086,638     3,074,819     3,075,001
                        -----------   -----------   -----------

Senior bank notes.....    9,480,803    11,654,335    10,140,800
Federal Home Loan Bank
 advances.............    3,742,724     3,231,246     2,755,771
Other.................        3,520         4,400         5,362
                        -----------   -----------   -----------
  Total other long-
    term debt.........   13,227,047    14,889,981    12,901,933
                        -----------   -----------   -----------
    Total long-term
      debt............  $16,313,685   $17,964,800   $15,976,934
                        ===========   ===========   ===========

    The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. Further discussion on derivatives and hedging activities is included in Note 16.
    All of the subordinated notes of the parent and bank subsidiaries pay interest semi-annually and may not be redeemed prior to maturity.
    Long-term advances from the Federal Home Loan Bank ("FHLB") are at fixed and variable rates and have maturities ranging from 2002 to 2023. The weighted average interest rate of the advances as of June 30, 2001 was 4.29%. Advances from the FHLB are collateralized by qualifying securities and loans.
    The senior bank notes are at fixed and variable rates and have maturities ranging from 2001 to 2078. The weighted average interest rate of the notes as of June 30, 2001 was 4.40%.
    A credit agreement dated April 12, 2001 with a group of unaffiliated banks allows the Corporation to borrow up to $350 million until April 12, 2005 with a provision to extend the expiration date under certain circumstances. The Corporation pays a variable annual facility fee based on the Corporation's long-term debt rating. The fee is currently 10 basis points on the amount of the credit facility.

10. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

                                  JUNE 30    Dec. 31    June 30
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

11. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

    The Corporation and its banking subsidiaries are subject to various regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of risk-weighted assets are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on the Corporation's financial position and operations.
    The table below reflects regulatory and various other measures of capital:

                                JUNE 30             Dec. 31            June 30
                                  2001                2000               2000
       (Dollars in         ------------------   ----------------   ----------------
        Millions)           Amount     Ratio     Amount    Ratio    Amount    Ratio
-----------------------------------------------------------------------------------
Total equity/assets......  $6,979.9     7.39%   $6,769.8    7.65%  $6,133.5    7.25%
Common equity/assets.....   6,950.4     7.36     6,739.9    7.61    6,103.5    7.21
Tangible common
 equity/tangible
 assets..................   5,743.3     6.16     5,538.7    6.34    4,841.0    5.81
Tier 1 capital...........   5,855.1     7.06     5,636.5    7.02    5,357.6    7.12
Total risk-based
 capital.................   9,266.2    11.18     9,191.1   11.45    8,977.0   11.93
Leverage.................   5,855.1     6.46     5,636.5    6.70    5,357.6    6.23
-----------------------------------------------------------------------------------

    The tangible common equity ratio excludes intangible assets from both the numerator and denominator. Intangible assets used in the capital ratio calculations are as follows:

                               JUNE 30     Dec. 31     June 30
       (In Millions)            2001        2000        2000
---------------------------------------------------------------
Goodwill....................  $1,116.6    $1,124.0    $1,175.9
Other intangibles...........      90.5        77.3        86.6
                              --------    --------    --------
  Total intangibles.........  $1,207.1    $1,201.3    $1,262.5
                              ========    ========    ========

    Tier 1 capital consists of total equity plus qualifying capital securities and minority interest, less unrealized gains and losses associated with securities available for sale and derivative instruments used in cash flow hedges, certain intangible assets and adjustments related to the valuation of mortgage servicing assets.
    Tier 2 capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized holding gains on certain equity securities.
    Both the Tier 1 and Tier 2 capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.
    The leverage ratio reflects Tier 1 capital divided by average total assets for the quarter. Average assets used in the calculation excludes certain intangible assets.
    National City's Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.
    Dividends paid by the subsidiary banks to the Parent company are also subject to various legal and regulatory restrictions. At June 30, 2001, bank subsidiaries may pay the Parent company, without prior regulatory approval, $1.5 billion of dividends. During the first half of 2001, dividends totaling $260.0 million were declared and paid to the Parent company by the subsidiary banks.

12. STOCKHOLDERS' EQUITY

    A summary of outstanding shares of the Corporation's preferred and common stock follows:

                            JUNE 30       Dec. 31       June 30
                             2001          2000          2000
-----------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......      590,047       599,365       599,639
Common Stock, $4 par
  value, authorized
  1,400,000,000 shares..  603,093,286   609,188,668   607,433,924

    National City's preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by National City at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock. Except in certain circumstances, the holders of the preferred stock have no voting rights.
    In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. In connection with this repurchase authorization, the Corporation entered into an agreement in 2000 with a third party that provided the Corporation with an option to purchase up to $300 million of National City common stock through the use of forward transactions. The forward transactions can be settled from time to time, at the Corporation's election, on a physical, net cash or net share basis. In January 2001, the Corporation settled open forward transactions for 9.3 million shares of its common stock through physical share settlement whereby the Corporation paid cash of $166.2 million, or $17.84 per share, to the third party in exchange for taking physical delivery of the 9.3 million shares. On the settlement date, common shares outstanding and stockholders' equity were reduced. The Corporation may, but is not obligated to, enter into forward transactions with the third party until the agreement's final maturity date of April 19, 2002. At June 30, 2001, the Corporation had no open forward contracts with the third party under this agreement. As of June 30, 2001, 15.6 million shares remained authorized for repurchase under the October 1999 stock repurchase authorization.
    A summary of activity in accumulated other comprehensive income (loss) follows:

                                       Six Months Ended
                                            June 30
                                     ---------------------
          (In Thousands)               2001        2000
----------------------------------------------------------
Accumulated unrealized gains
  (losses) on securities available
  for sale at January 1, net of
  tax..............................  $ 60,577    $(179,368)
Net unrealized gains (losses) for
  the period, net of tax expense
  (benefit) of $58,405 in 2001 and
  $(49,944) in 2000................   108,467      (92,754)
Reclassification adjustment for
  (gains) losses included in net
  income, net of tax expense
  (benefit) of $36,773 in 2001 and
  $(7,436) in 2000.................   (68,293)      13,811
                                     --------    ---------
Effect on other comprehensive
  income (loss) for the period.....    40,174      (78,943)
                                     --------    ---------
Accumulated unrealized gains
  (losses) on securities available
  for sale at June 30, net of
  tax..............................  $100,751    $(258,311)
                                     ========    =========
Accumulated unrealized gains
  (losses) on derivatives used in
  cash flow hedging relationships
  at January 1, net of tax.........  $     --    $      --
Cumulative effect of change in
  accounting principle, net of tax
  benefit of $13,997...............   (25,995)          --
Net unrealized losses for the
  period, net of tax benefit of
  $19,456..........................   (36,132)          --
Reclassification adjustment for
  losses included in net income,
  net of tax benefit of $5,340.....     9,918           --
                                     --------    ---------
Effect on other comprehensive
  income for the period............   (52,209)          --
                                     --------    ---------
Accumulated unrealized losses on
  derivatives used in cash flow
  hedging relationships at June 30,
  net of tax.......................  $(52,209)   $      --
                                     ========    =========
Accumulated other comprehensive
  income (loss) at January 1, net
  of tax...........................  $ 60,577    $(179,368)
Other comprehensive loss, net of
  tax..............................   (12,035)     (78,943)
                                     --------    ---------
Accumulated other comprehensive
  income (loss) at June 30, net of
  tax..............................  $ 48,542    $(258,311)
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

13. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                         Six Months Ended
                                             June 30
                                       --------------------
           (In Thousands)                2001        2000
-----------------------------------------------------------
Applicable to income exclusive of
  securities transactions............  $380,411    $348,084
Applicable to securities
  transactions.......................    36,773      (7,436)
                                       --------    --------
  Total income tax expense...........  $417,184    $340,648
                                       ========    ========

    The effective tax rate was 37.9% and 33.9% for the six months ended June 30, 2001 and 2000, respectively. Income tax expense for the first six months of 2001 includes a $40.0 million charge related to tax exposure for corporate-owned life insurance deductions. See Note 14 for further discussion.

14. CONTINGENT LIABILITIES
    During late 1999, the Corporation was notified by the Internal Revenue Service ("IRS") of adjustments relating to its corporate-owned life insurance ("COLI") programs proposed in the Revenue Agent's Reports for the Corporation's Federal income tax returns for the years 1990 through 1995. These proposed adjustments involved the disallowance of certain deductions, which, with the expected effect on tax returns for years subsequent to 1995, represented an exposure for tax and interest of approximately $200 million. In the first quarter of 2000, the Corporation made payments of taxes and interest attributable to COLI interest deductions for years 1990 through 1995 to avoid the potential assessment by the IRS of any additional above-market rate interest on the contested amount. The payments to the IRS were included on the balance sheet in other assets pending the resolution of this matter. In February 2001, the Corporation recorded a $40.0 million charge related to the tax exposure on the COLI deductions. Subsequently, in May 2001, the Corporation reached a final settlement through negotiations with the IRS for all tax years containing such deductions. The first quarter charge when combined with previous accruals covered the full settlement amount. As a result, the Corporation has no further balance sheet or income statement exposure related to this matter.
    National City or its subsidiaries are also involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. It is management's opinion the Consolidated Financial Statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

15. NET INCOME PER SHARE

    The calculation of net income per common share follows:

                                Three Months           Six Months
                                    Ended                 Ended
                                   June 30               June 30
   (In Thousands, Except     -------------------   -------------------
    Per Share Amounts)         2001       2000       2001       2000
----------------------------------------------------------------------
BASIC:
 Net income................  $349,502   $342,387   $684,905   $663,730
 Less preferred dividends..       442        450        892        900
                             --------   --------   --------   --------
 Net income applicable to
   common stock............  $349,060   $341,937   $684,013   $662,830
                             ========   ========   ========   ========
 Average common shares
   outstanding.............   601,529    606,928    601,210    606,347
                             ========   ========   ========   ========
 Net income per common
   share - basic...........      $.58       $.56      $1.14      $1.09
                             ========   ========   ========   ========
DILUTED:
 Net income................  $349,502   $342,387   $684,905   $663,730
                             ========   ========   ========   ========
 Average common shares
   outstanding.............   601,529    606,928    601,210    606,347
 Stock option adjustment...     7,465      2,326      7,431      2,716
 Preferred stock
   adjustment..............     1,788      1,816      1,802      1,819
                             --------   --------   --------   --------
 Average common shares
   outstanding - diluted...   610,782    611,070    610,443    610,882
                             ========   ========   ========   ========
 Net income per common
   share - diluted.........      $.57       $.56      $1.12      $1.09
                             ========   ========   ========   ========

    Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.
    Diluted net income per common share takes into consideration the pro forma dilution assuming the Corporation's outstanding convertible preferred stock and in-the-money outstanding stock options were converted or exercised into common shares. Unsettled forward transactions to purchase the Corporation's common stock may also affect diluted net income per common share. The forward transactions entered into in 2000 and discussed in Note 12 had no dilutive impact on diluted net income per common share during the periods presented. Net income is not adjusted for preferred dividend requirements since the preferred shares are assumed to be converted from the beginning of the period. The average price of the Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options.

16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Corporation is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Derivative instruments represent contracts between parties that usually require no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying.
    As discussed in Note 2, on January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were not required to be recorded in the financial statements. For derivatives designated as the hedge of a specific risk, however, the statement does permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative, thereby reducing the earnings volatility that would result from having to recognize only the derivative at fair value. If a derivative is not included in a hedge relationship, it is classified in the trading portfolio and carried at fair value with changes in fair value recognized in current-period earnings.
    The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133, while derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period the hedged cash flows occur. Under both scenarios, derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values and cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been highly effective as a hedge, hedge accounting is discontinued prospectively and the derivative instrument is reclassified into the trading portfolio and carried at fair value.
    The Corporation's primary market risk is interest rate risk and management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The derivative instruments used include interest rate swaps, interest rate futures and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the Corporation's risk management strategies given the current and anticipated interest rate environment. Derivative instruments used to manage the Corporation's interest rate risk are usually designated into a SFAS No. 133 hedge relationship with the specific asset, liability or cash flows being hedged; however, these instruments may also be included in the trading portfolio if they fall out of effectiveness or if operational or cost constraints make it prohibitive to apply hedge accounting.
    As with any financial instrument, derivative instruments have inherent risks. Market risk is the adverse effect a change in interest rates, currency or implied volatility has on the value of a financial instrument. National City manages market risk associated with derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The risk is periodically measured as part of the Corporation's overall market risk monitoring process, which includes the use of earnings simulation, net present value estimation and value-at-risk methodologies.
    Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance-sheet counterparties that provide for exchanges of marketable securities to collateralize either party's unrealized gains.
    FAIR VALUE HEDGES: During the first half of 2001, the Corporation used receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged included purchased deposits, long-term FHLB advances, subordinated debt and senior bank notes.
    The Corporation also used pay-fixed interest rate swaps, interest rate futures, interest rate caps and floors and interest rate forwards to hedge the fair values of certain fixed-rate residential and commercial loans.
    For the three and six-month periods ended June 30, 2001, the Corporation recognized net ineffective fair value hedge gains of $6.3 million and $1.7 million, respectively. Ineffective hedge gains or losses are included in other noninterest income on the income statement. There were no gains or losses during the period related to components of derivative instruments which were excluded from the assessment of hedge effectiveness.
    CASH FLOW HEDGES: During the first half of 2001, the Corporation hedged cash flow variability related to variable-rate funding products, specifically FHLB advances and senior bank notes, through the use of pay-fixed interest rate swaps.
    During the first quarter of 2001, the Corporation recognized in other noninterest income net ineffective cash flow hedge losses of $.1 million. There were no ineffective cash flow hedge gains or losses in the 2001 second quarter. There were no gains and losses during the period related to components of derivative instruments which were excluded from the assessment of hedge effectiveness.
    Gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At June 30 and March 31, 2001, accumulated other comprehensive income included a deferred after-tax net loss of $52.2 million and $52.1 million, respectively, related to derivatives included in cash flow hedging strategies. See Note 12 for further detail of the amounts in other comprehensive income. The net after-tax derivative loss included in other comprehensive income as of June 30, 2001 is projected to be reclassified into earnings in conjunction with the recognition of interest payments on variable-rate funding products through October of 2002, with $38.5 million of the loss expected to be reclassified during the next twelve months. For the three and six month periods ended June 30, 2001, pretax losses of $13.3 million and $15.3 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products.
    TRADING ACTIVITIES: Included in the derivative trading portfolio are instruments used for interest rate, foreign currency and other risk-management purposes, mortgage banking commitments defined as derivative instruments under SFAS No. 133 and instruments executed with customers to facilitate their interest rate and foreign currency risk management strategies. The Corporation generally does not enter into derivatives for purely speculative purposes. Purchased derivative instruments held in the portfolio in the first half of 2001 primarily included interest rate swaps, interest rate caps, floors and futures, and foreign exchange options.
    For the three and six month periods ended June 30, 2001, the Corporation recognized net trading losses of $3.5 million and net trading gains of $235.7 million, respectively. For the comparative periods in 2000, net trading gains of $4.2 million and $9.3 million were recognized, respectively.
    During the first quarter of 2001, all derivative instruments used to protect the estimated fair value of mortgage servicing rights were included in the trading portfolio. These derivatives generated net trading gains of $221.3 million, which represented the majority of total net trading gains in the first half of 2001, and offset impairment losses on the mortgage servicing assets. See
Note 7 for further discussion of these activities.

17. LINE OF BUSINESS REPORTING

    National City operates six major lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage and National Processing.
    Retail sales and distribution includes direct consumer lending, deposit gathering and small business banking services. Wholesale banking includes credit and related financial services to large- and medium-sized corporations along with syndicated lending, venture capital, structured finance and investment banking. Consumer finance is comprised of credit card lending, education finance, dealer finance, national home equity lending and nonconforming residential lending and servicing. Asset management includes the institutional trust, retail brokerage and personal wealth management businesses. National City Mortgage represents conforming mortgage banking activities conducted through the Corporation's wholly-owned subsidiary, National City Mortgage Co. National Processing consists of merchant card processing services and corporate outsourcing solutions conducted through National Processing, Inc., National City's 86%-owned item processing subsidiary.
    The business units are identified by the product or services offered and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation. Prior period information has been restated to conform with the current period presentation.
    The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in profits or losses that are eliminated for reporting consolidated results of operations.
    Parent and other is primarily comprised of the results of investment funding activities, intersegment revenue (expense) eliminations and unallocated holding company income and expense. Operating results of the business units are discussed in the Line of Business Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Selected financial information by line of business is included in the table on the following page.

                                         Retail
                                         Sales
                                          and        Wholesale   Consumer     Asset      National City
           (In Thousands)             Distribution    Banking    Finance    Management     Mortgage
------------------------------------------------------------------------------------------------------
QUARTER ENDED
 JUNE 30, 2001
Net interest income (expense)(a)....    $370,054     $265,268    $189,641    $ 26,918      $ 40,554
Provision (benefit) for loan
 losses.............................      12,065       38,761    113,927        2,188            --
                                        --------     --------    --------    --------      --------
Net interest income (expense)
 after provision....................     357,989      226,507     75,714       24,730        40,554
Noninterest income..................     147,442       78,645     51,837      202,847        83,103
Noninterest expense.................     286,185      124,651    111,792       83,701        78,621
                                        --------     --------    --------    --------      --------
Income (loss) before taxes..........     219,246      180,501     15,759      143,876        45,036
Income tax expense (benefit)(a).....      83,845       67,939      5,986       51,396        16,733
                                        --------     --------    --------    --------      --------
Net income (loss)...................    $135,401     $112,562    $ 9,773     $ 92,480      $ 28,303
                                        ========     ========    ========    ========      ========
Intersegment revenue (expense)......    $ 11,001     $     --    $    --     $ 10,410      $   (110)
Average assets (in millions)........      16,171       31,692     20,654        2,722         8,132

QUARTER ENDED
 JUNE 30, 2000
Net interest income (expense)(a)....    $370,403     $232,881    $158,900    $ 25,114      $ 11,016
Provision (benefit) for loan
 losses.............................       9,640       22,352     37,531        2,317            --
                                        --------     --------    --------    --------      --------
Net interest income (expense) after
 provision..........................     360,763      210,529    121,369       22,797        11,016
Noninterest income (expense)........     134,892       71,369    119,457      118,196       111,983
Noninterest expense.................     282,694      105,410    115,453       79,814        86,341
                                        --------     --------    --------    --------      --------
Income (loss) before taxes..........     212,961      176,488    125,373       61,179        36,658
Income tax expense (benefit)(a).....      81,594       66,468     47,116       22,746        13,935
                                        --------     --------    --------    --------      --------
Net income (loss)...................    $131,367     $110,020    $78,257     $ 38,433      $ 22,723
                                        ========     ========    ========    ========      ========
Intersegment revenue (expense)......    $  3,109     $     --    $    --     $  6,847      $  2,675
Average assets (in millions)........      16,389       28,070     18,433        2,394         3,643

SIX MONTHS ENDED
 JUNE 30, 2001
Net interest income (expense)(a)....    $737,387     $520,549    $374,371    $ 55,372      $ 53,513
Provision (benefit) for loan
 losses.............................      23,531       63,930    169,591        2,712            --
                                        --------     --------    --------    --------      --------
Net interest income (expense) after
 provision..........................     713,856      456,619    204,780       52,660        53,513
Noninterest income..................     283,911      149,672     72,943      311,798       203,671
Noninterest expense.................     565,299      243,025    231,956      168,854       164,734
                                        --------     --------    --------    --------      --------
Income (loss) before taxes..........     432,468      363,266     45,767      195,604        92,450
Income tax expense (benefit)(a).....     165,430      136,761     17,315       70,461        34,334
                                        --------     --------    --------    --------      --------
Net income (loss)...................    $267,038     $226,505    $28,452     $125,143      $ 58,116
                                        ========     ========    ========    ========      ========
Intersegment revenue (expense)......    $ 27,163     $     --    $    --     $ 20,018      $ 12,155
Average assets (in millions)........      15,974       31,413     20,416        2,709         6,337

SIX MONTHS ENDED
 JUNE 30, 2000
Net interest income (expense)(a)....    $737,586     $455,869    $316,851    $ 48,818      $ 19,072
Provision (benefit) for loan
 losses.............................      18,793       37,795     82,530        3,207            --
                                        --------     --------    --------    --------      --------
Net interest income (expense) after
 provision..........................     718,793      418,074    234,321       45,611        19,072
Noninterest income..................     263,217      141,470    159,196      232,970       207,536
Noninterest expense.................     567,594      215,104    211,424      165,214       164,980
                                        --------     --------    --------    --------      --------
Income (loss) before taxes..........     414,416      344,440    182,093      113,367        61,628
Income tax expense (benefit)(a).....     158,902      129,618     68,487       42,212        23,456
                                        --------     --------    --------    --------      --------
Net income (loss)...................    $255,514     $214,822    $113,606    $ 71,155      $ 38,172
                                        ========     ========    ========    ========      ========
Intersegment revenue (expense)......    $  7,431     $     --    $    --     $ 14,389      $  5,491
Average assets (in millions)........      16,443       27,582     18,266        2,358         3,211
------------------------------------------------------------------------------------------------------


                                       National     Parent     Consolidated
           (In Thousands)             Processing   and Other      Total
------------------------------------  -------------------------------------
QUARTER ENDED
 JUNE 30, 2001
Net interest income (expense)(a)....   $  1,948    $ (59,427)   $  834,956
Provision (benefit) for loan
 losses.............................         --      (14,018)      152,923
                                       --------    ---------    ----------
Net interest income (expense)
 after provision....................      1,948      (45,409)      682,033
Noninterest income..................    115,821       19,156       698,851
Noninterest expense.................    101,123       54,029       840,102
                                       --------    ---------    ----------
Income (loss) before taxes..........     16,646      (80,282)      540,782
Income tax expense (benefit)(a).....      8,728      (43,347)      191,280
                                       --------    ---------    ----------
Net income (loss)...................   $  7,918    $ (36,935)   $  349,502
                                       ========    =========    ==========
Intersegment revenue (expense)......   $     --    $ (21,301)   $       --
Average assets (in millions)........        407       12,158        91,936
QUARTER ENDED
 JUNE 30, 2000
Net interest income (expense)(a)....   $  2,228    $ (51,570)   $  748,972
Provision (benefit) for loan
 losses.............................         --       (3,149)       68,691
                                       --------    ---------    ----------
Net interest income (expense) after
 provision..........................      2,228      (48,421)      680,281
Noninterest income (expense)........    102,794      (27,143)      631,548
Noninterest expense.................     87,788       27,570       785,070
                                       --------    ---------    ----------
Income (loss) before taxes..........     17,234     (103,134)      526,759
Income tax expense (benefit)(a).....      6,758      (54,245)      184,372
                                       --------    ---------    ----------
Net income (loss)...................   $ 10,476    $ (48,889)   $  342,387
                                       ========    =========    ==========
Intersegment revenue (expense)......   $  2,698    $ (15,329)   $       --
Average assets (in millions)........        375       17,467        86,771
SIX MONTHS ENDED
 JUNE 30, 2001
Net interest income (expense)(a)....   $  4,308    $(131,316)   $1,614,184
Provision (benefit) for loan
 losses.............................         --      (23,469)      236,295
                                       --------    ---------    ----------
Net interest income (expense) after
 provision..........................      4,308     (107,847)    1,377,889
Noninterest income..................    222,737      140,789     1,385,521
Noninterest expense.................    191,747       79,484     1,645,099
                                       --------    ---------    ----------
Income (loss) before taxes..........     35,298      (46,542)    1,118,311
Income tax expense (benefit)(a).....     15,841       (6,736)      433,406
                                       --------    ---------    ----------
Net income (loss)...................   $ 19,457    $ (39,806)   $  684,905
                                       ========    =========    ==========
Intersegment revenue (expense)......   $     --    $ (59,336)   $       --
Average assets (in millions)........        409       12,528        89,786
SIX MONTHS ENDED
 JUNE 30, 2000
Net interest income (expense)(a)....   $  4,086    $ (92,415)   $1,489,867
Provision (benefit) for loan
 losses.............................         --       (7,308)      135,017
                                       --------    ---------    ----------
Net interest income (expense) after
 provision..........................      4,086      (85,107)    1,354,850
Noninterest income..................    199,075        6,983     1,210,447
Noninterest expense.................    170,481       49,366     1,544,163
                                       --------    ---------    ----------
Income (loss) before taxes..........     32,680     (127,490)    1,021,134
Income tax expense (benefit)(a).....     12,657      (77,928)      357,404
                                       --------    ---------    ----------
Net income (loss)...................   $ 20,023    $ (49,562)   $  663,730
                                       ========    =========    ==========
Intersegment revenue (expense)......   $  5,252    $ (32,563)   $       --
Average assets (in millions)........        370       18,131        86,361
----------------------------------------------------------------------------------------

(a) Includes tax-equivalent adjustment for tax-exempt interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section discusses the financial condition and results of operations of National City Corporation for the three and six month periods ended June 30, 2001 and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented on pages 4 through 18.
     This document contains certain forward-looking statements (as defined in the Private Securities Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively execute its business plans, and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions, continuing consolidation in the financial services industry and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

FINANCIAL HIGHLIGHTS
     Net income for the second quarter and first six months of 2001 was $349.5 million and $684.9 million, respectively, compared to net income of $342.4 million and $663.7 million, respectively, for the same periods in 2000. Net income per diluted share was $.57 for the 2001 second quarter, up from $.56 per diluted share in the second quarter of last year. Net income per diluted share for the first six months of 2001 was $1.12, up from net income per diluted share of $1.09 for the first six months of 2000.
     Returns on average common equity and average assets were 20.5% and 1.52%, respectively, for the second quarter of 2001 compared to 23.1% and 1.59%, respectively, for the second quarter of 2000. Year-to-date returns on average common equity and average assets were 20.5% and 1.54%, respectively, in 2001 versus 22.8% and 1.55%, respectively, in 2000.
     Results for the first half of 2001 reflected record revenue driven by solid loan and core deposit growth and improved margins.

NET INTEREST INCOME
     Tax-equivalent net interest income for the second quarter and first six months of 2001 was $835.0 million and $1,614.2 million, respectively, up from $749.0 million and $1,489.9 million for the comparable 2000 periods. The net interest margin grew to 3.98% in the second quarter of 2001 from 3.92% in the first quarter of this year and 3.80% in last year's second quarter. The 2001 year-to-date net interest margin was 3.95%, significantly improved from the 3.79% reported for the same period a year ago. Although the sale and securitization of approximately $8 billion of earning assets during the past five quarters as part of a balance sheet enrichment strategy initially reduced net interest income, strong loan originations have since boosted average earning assets (Table 1), and when combined with better spreads, led to the increase in net interest income and the net interest margin. A richer earning asset mix, wider spreads across the loan portfolio, and core deposit growth (Table 2) have all contributed to the net interest margin's strength in 2001.

TABLE 1: AVERAGE EARNING ASSETS

                                    Three Months Ended
                       -------------------------------
                       JUNE 30     Mar. 31     June 30
(In Millions)             2001        2001        2000
------------------------------------------------------
Loans................  $67,158     $66,225     $62,537
Loans held for sale
  or securitization..   7,453        3,604       2,848
Securities (at
  cost)..............   8,768        9,491      13,064
Other................     642          442         578
                       -------     -------     -------
  Total earning
  assets.............  $84,021     $79,762     $79,027
                       =======     =======     =======

     Average earning assets increased to $84.0 billion for the second quarter of 2001 from $79.8 billion in the first quarter of this year and $79.0 billion in last year's second quarter. During the second and third quarters of 2000, the Corporation sold $2.0 billion of thin-spread student loans, $3.7 billion of fixed-rate debt securities, $1.0 billion of low-spread adjustable-rate mortgages and securitized $600.0 million of credit card receivables. During the first quarter of 2001, the Corporation securitized an additional $397.4 million of credit card receivables. The sales of the student loans, mortgage loans and debt securities reduced the Corporation's reliance on purchased funding and freed up the balance sheet for more profitable investing, while the credit card securitizations diversified the Corporation's funding sources and provided for greater capital efficiency.
     Adjusted for these sales and securitizations, average loans in the second quarter of 2001 grew $8.0 billion, or 13.6%, over the second quarter of 2000. Commercial loans within the wholesale banking business showed especially strong growth driven by market share gains in Chicago and Philadelphia and the success of new product initiatives. Solid growth in loans generated by the middle-market and specialized lending groups also contributed to the increase. The commercial loans originated in 2001 have contributed to the richer earning asset mix and improved spreads, as the providing of credit has become more highly valued in the marketplace. The Corporation has also focused on improving risk-adjusted returns, while continuing to maintain sound underwriting practices.

TABLE 2: AVERAGE SOURCES OF FUNDING

                                    Three Months Ended
                       -------------------------------
                       JUNE 30     Mar. 31     June 30
(In Millions)             2001        2001        2000
------------------------------------------------------
Noninterest bearing
  deposits...........  $11,550     $10,781     $10,934
Interest bearing core
  deposits...........  36,175       35,836      35,183
                       -------     -------     -------
    Total core
  deposits...........  47,725       46,617      46,117
Purchased deposits...  10,348        7,360       5,743
Short-term
  borrowings.........  10,083        8,817      11,109
Long-term debt and
  capital
  securities.........  15,612       16,853      16,636
                       -------     -------     -------
    Total purchased
  funding............  36,043       33,030      33,488
Stockholders'
  equity.............   6,868        6,650       5,976
                       -------     -------     -------
    Total funding....  $90,636     $86,297     $85,581
                       =======     =======     =======
    Total interest
  bearing
  liabilities........  $72,218     $68,866     $68,671
                       =======     =======     =======

TABLE 3: PERCENTAGE COMPOSITION OF AVERAGE FUNDING SOURCES

                                    Three Months Ended
                       -------------------------------
                       JUNE 30     Mar. 31     June 30
                         2001        2001        2000
------------------------------------------------------
Core deposits........    52.7%       54.0%       53.9%

Purchased deposits...    11.4         8.5         6.7
Short-term
  borrowings.........    11.1        10.2        13.0
Long-term debt and
  capital
  securities.........    17.2        19.6        19.4
                        -----       -----       -----
Purchased funding....    39.7        38.3        39.1
Stockholders'
  equity.............     7.6         7.7         7.0
                        -----       -----       -----
    Total............   100.0%      100.0%      100.0%
                        =====       =====       =====

     Propelled by lower interest rates and a strong housing market, home equity and real estate loan production also contributed to the increase in loans outstanding. Record origination volume drove mortgage loans held for sale to $7.5 billion in the second quarter of 2001, up from $3.5 billion last quarter and $2.8 billion in the second quarter a year ago. Conforming residential mortgage loans originated for sale to the secondary market were $13.9 billion for the 2001 second quarter, up from $8.9 billion last quarter and $5.4 billion in the second quarter of 2000. Nonconforming mortgage loans generated by the Corporation's consumer finance subsidiary First Franklin Corporation (First Franklin) also increased to $1.5 billion this quarter, up from $1.0 billion last quarter and $1.2 billion in the 2000 second quarter. While a portion of the loans originated by First Franklin are sold each quarter, the Corporation has retained $2.9 billion of First Franklin's production over the past year to improve its mix of earning assets. The retention of these loans drove the $2.0 billion increase in average residential real estate loans from the second quarter of last year, offset to some extent by runoff in the conforming mortgage loan portfolio as almost all conforming mortgage loan production was directed for sale to the secondary market.
     Average securities for the second quarter of 2001 were down from the first quarter of this year and the second quarter of last year as the portfolio has been pared back through sale and runoff, reflecting the balance sheet enrichment strategy discussed earlier in this section.
     The funding mix has improved over the past year (Tables 2 and 3). Average core deposits grew to $47.7 billion in the second quarter of 2001, up from $46.6 billion last quarter and $46.1 billion in the year ago second quarter due to a focused effort to retain and grow this more stable, low-cost funding source, coupled with an increase in customer escrow deposits related to the increase in mortgage loan origination and payoff activity. Within the core deposit categories, there has been a shift in mix from administered-rate products, such as savings accounts, to market-indexed products, such as money market accounts, due in part to a long-term retention strategy encouraging customers to switch to more favorable products. Certificate of deposit balances declined in the 2001 second quarter due to the reduced attractiveness of this product in a low-rate environ-ment. Average purchased funding as a percentage of total funding increased in the second quarter of this year as short-term funding was needed to support the significant increase in mortgage loan production. The level of long-term debt decreased in total and as a percentage of overall funding due to debt maturities which were replaced with lower-cost, short-term purchased funding. A higher level of stockholders' equity in 2001 compared to 2000 also contributed to the improved funding mix.
TABLE 4: NONINTEREST INCOME

                             Three Months Ended            Six Months Ended
                       ------------------------------   -----------------------
                       JUNE 30    Mar. 31    June 30     JUNE 30      June 30
(In Thousands)           2001       2001       2000        2001         2000
-------------------------------------------------------------------------------
Deposit service
 charges.............  $117,466   $111,806   $108,073   $  229,272   $  214,386
Item processing
 revenue.............   115,724    106,441    107,326      222,165      208,544
Trust and investment
 management fees.....    86,023     81,850     90,054      167,873      173,678
Card-related fees....    38,569     44,671     38,561       83,240       75,358
Mortgage banking.....   120,644    (97,761)   147,610       22,883      258,904
Trading (losses)
 gains, net..........    (3,495)   235,745      4,164      232,250        9,319
Other service fees...    25,787     26,190     30,918       51,977       55,255
Brokerage revenue....    23,657     23,425     24,587       47,082       51,598
Other................   157,540     66,173    123,035      223,713      184,652
                       --------   --------   --------   ----------   ----------
 Total fees and other
income...............   681,915    598,540    674,328    1,280,455    1,231,694
 Securities gains
(losses), net........    16,936     88,130    (42,780)     105,066      (21,247)
                       --------   --------   --------   ----------   ----------
 Total noninterest
 income..............  $698,851   $686,670   $631,548   $1,385,521   $1,210,447
                       ========   ========   ========   ==========   ==========

MARKET RISK
     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices and the potential exercise of explicit or embedded options. The Asset/ Liability Management Committee ("ALCO") meets monthly and is responsible for reviewing the interest-rate-sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors. The primary goals of asset/liability management are to maximize net interest income and the net value of the Corporation's future cash flows within authorized interest rate risk limits. As part of this process, management continually takes into consideration many factors, primarily expected future interest rate movements, variability and timing of future cash flows, mortgage prepayments, and changes in core deposits.
     Interest rate risk is monitored principally through the use of two complementary measures: earnings simulation modeling and net present value estimation. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions used in these measures are analyzed regularly and reviewed by ALCO.
     The most recent earnings simulation model prepared for the July 2001 ALCO meeting projects net income would decrease by approximately .5% of stable-rate net income if rates were to fall gradually by two percentage points over the next year. It projects a decrease of approximately 2.1% if rates were to rise gradually by two percentage points over the same period. The projected decrease is within the ALCO guideline of minus 4.0%.
     The net present value ("NPV") model prepared for the July 2001 ALCO meeting projects NPV to decline by approximately 4.2% if interest rates immediately increased by 150 basis points. If rates immediately decreased by 150 basis points, the model projects an approximate decrease in NPV of less than .1%. Policy guidelines limit the amount of the estimated decline in NPV to 7.0%.
     Following a decline in the Corporation's liability sensitive interest-rate-risk position since the end of 1999, the Corporation shifted back toward a more liability sensitive position during the second quarter of 2001 with the interest rate risk measures at June 30, 2001 reflecting a relatively higher level of liability sensitivity than existed at March 31, 2001 and June 30, 2000. This shift in position was brought about primarily by changes in the current and projected mix of core deposits to reflect an increased level of market-indexed deposit products and a lower level of administered-rate deposit products.
NONINTEREST INCOME
     Fees and other income (Table 4) for the second quarter of 2001 totaled $681.9 million, up 13.9% from $598.5 million in the 2001 first quarter and also up from $674.3 million in the second quarter of 2000. Fees and other income for the first half of 2001 reached $1,280.5 million, up from $1,231.7 million last year. On both a year-over-year and linked-quarter basis, the 2001 periods reflected substantial growth in deposit service charges, due to increased customer debit card usage, higher cash management fees, fewer waived fees and a higher level of core deposits, and item processing revenue, which benefited from increased credit and debit card transaction volume and new customer acquisition.
     Mortgage banking revenue during the first half of 2001 was unfavorably affected by impairment charges resulting from a decline in the estimated fair value of mortgage servicing assets below cost. The value of mortgage servicing assets is sensitive to changes in interest rates. In a declining rate environment, such as the first half of 2001, mortgage refinancings generally increase causing actual and expected prepayments to increase, which drives down the estimated value of existing mortgage servicing assets. Risk associated with declines in the estimated fair value of the mortgage servicing assets is managed primarily by using derivative instruments. In the 2001 second quarter, various derivative instruments were designated as fair value hedges of mortgage servicing assets under the guidelines of SFAS No. 133 and a net ineffective hedge gain of $4.5 million was recorded in other noninterest income. During the first quarter of 2001, the Corporation did not designate the derivative instruments it was using to protect against changes in the estimated fair value of the mortgage servicing assets into SFAS No. 133 hedge relationships. These derivatives were instead included in the trading portfolio. For the first half of 2001, impairment losses on mortgage servicing assets totaled $222.7 million and were offset by $211.9 million of trading gains from derivatives used to protect the estimated fair value of the mortgage servicing assets and $4.5 million of net ineffective hedge gains.
     Mortgage banking revenue, excluding impairment charges, was $245.6 million for the first six months of 2001 versus $258.9 million for the comparable 2000 period. Higher servicing fees, due to a 27% increase in loans serviced for third parties, combined with the strength of new mortgage production supported solid revenue in 2001 but were offset by a higher level of mortgage servicing asset amortization, fewer gains on sales of nonconforming mortgage loans, and the recognition in 2000 of $24.2 million of gains from the sales of adjustable-rate mortgage loans and servicing assets, versus gains of only $7.6 million on servicing asset sales in the first half of 2001. The robust level of originations in 2001 boosted the Corporation's warehouse of mortgage loans held for sale to $8.4 billion at June 30, 2001, up considerably from the more typical level of $2.0 to $3.0 billion. As these loans are sold into the secondary market, additional production revenue will be recognized. The portfolio of loans serviced also benefited from the record origination activity as it grew to $66.7 billion at June 30, 2001 from $52.5 billion at June 30, 2000.
     Trust and investment management fees and brokerage revenue were down on a year-over-year basis due to the weaker equity markets but were up over the first quarter of 2001 as a result of net new business and appreciation in the market value of assets under administration.
     Successful sales efforts and the securitization of nearly $1.0 billion of credit card receivables over the past year led to the increase in card-related fees in the first half of 2001 as compared to the same period last year. Card-related fees were reduced in the second quarter of 2001 by a decline in the estimated value of the Corporation's retained interests in the securitized credit card trust due to an increase in estimated credit losses on securitized receivables. Further discussion of securitization activities is included in Note 4 to the Consolidated Financial Statements.
     Other fee income for the second quarter of 2001 included an $88.8 million gain on the sale of the Corporation's preferred share interest in National Asset Management Corporation ("NAMCO"); a Louisville, Kentucky-based investment advisor, whereas in comparison, the second quarter of 2000 included a gain of $74.2 million from the sale of student loans. Additional detail on the sale of NAMCO is included in Note 3 to the Consolidated Financial Statements. Other fee income for the first half of 2001 also included a $20.6 million gain from the January 2001 credit card securitization. Venture capital gains, also recorded within other fee income, totaled $7.3 million and $7.7 million, respectively, for the second quarter and first six months of 2001, compared to $2.7 million and $10.9 million, respectively, for the second quarter and first six months of 2000.
     Net securities gains were $16.9 million and $105.1 million, respectively, for the second quarter and first half of 2001. Net securities losses for the second quarter and first half of 2000 included a loss of $58.4 million on the sale of debt securities. Excluding this loss, net securities gains were $15.6 million and $37.1 million for the second quarter and first half of 2000. The securities gains in both 2001 and 2000 were generated primarily from the Corporation's internally managed portfolio of bank and thrift common stock investments. The bank stock fund is managed opportunistically, with the degree of market strength and industry consolidation affecting the comparability of achieved results between periods. Unrealized gains on the bank stock fund included within stockholders' equity were $64.3 million at June 30, 2001.

NONINTEREST EXPENSE
     Noninterest expense (Table 5) was $840.1 million in the second quarter of 2001, compared to $805.0 million in the first quarter and $785.1 million in the year ago second quarter. Noninterest expense for the first half of 2001 was $1,645.1 million compared to $1,544.2 million for the first half of 2000. Higher volume-driven personnel and card processing expenses in 2001 and additional write-downs of automobile lease residual values, partially offset by state and local tax refunds in 2000, contributed most significantly to the year-over-year quarterly and year-to-date increases in noninterest expense. A decline in marketing expenses in 2001 served as an offset to the overall year-to-date increase in noninterest expense. On a linked-quarter basis, the increase in noninterest expense was also driven by higher volume-related personnel and card processing expenses as well as increases in third-party services and marketing expenses.

TABLE 5: NONINTEREST EXPENSE

                             Three Months Ended            Six Months Ended
                       ------------------------------   -----------------------
                       JUNE 30    Mar. 31    June 30     JUNE 30      June 30
(In Thousands)           2001       2001       2000        2001         2000
-------------------------------------------------------------------------------
Salaries, benefits
 and other
 personnel...........  $432,833   $410,393   $401,309   $  843,226   $  808,180
Equipment............    60,747     60,002     57,759      120,749      115,441
Net occupancy........    53,544     53,479     51,816      107,023      104,484
Third-party
 services............    49,963     43,601     48,546       93,564       93,694
Card-related fees....    47,652     43,475     40,493       91,127       78,691
Postage and
 supplies............    32,643     31,176     31,701       63,819       62,312
Intangibles
 amortization........    21,065     21,082     21,975       42,147       44,075
Marketing and public
 relations...........    24,013     16,545     23,377       40,558       46,089
Telephone............    20,900     21,307     18,371       42,207       38,647
Travel and
 entertainment.......    14,009     13,552     15,149       27,561       28,788
State and local
 taxes...............    13,582     13,399      8,122       26,981       15,830
Other................    69,151     76,986     66,452      146,137      107,932
                       --------   --------   --------   ----------   ----------
   Total noninterest
     expense.........  $840,102   $804,997   $785,070   $1,645,099   $1,544,163
                       ========   ========   ========   ==========   ==========

     In December 2000, the Corporation ceased originating automobile leases and announced its intention to liquidate the existing portfolio over time. Charges of $18.1 million, $33.5 million and $15.0 million were incurred in the second quarter of 2001, the first quarter of 2001 and the second quarter of 2000, respectively, to reflect deterioration in estimated automobile lease residual values.
     Also, in the 2001 second quarter, the Corporation's National Processing subsidiary committed to a formal plan to divest the data capture services line within its Corporate Outsourcing division, resulting in a $5.4 million charge, net of minority interest.
     The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 55.4% and 56.8% for the second quarter and first six months of 2001, respectively, relatively unchanged from 55.2% and 56.7% for the comparable periods in 2000. The Corporation's continued focus on cost control and targeted process improvement efforts have resulted in disciplined noninterest expense growth over the past year, even as the Corporation continues to invest in technology, expanded product offerings and enhanced service quality.
     National City's staffing level on a full-time equivalent basis declined to 36,153 from 37,704 a year ago as the Corporation continued to improve efficiency within the retail banking and consumer finance operations and at National Processing. Personnel reductions in these areas were offset to some extent by an increase in staffing at National City Mortgage necessary to manage the higher level of loan origination activity.

INCOME TAXES
     The Corporation's effective tax rate was 37.9% for the first half of 2001 compared to 33.9% for the first half of 2000. In the first quarter of 2001, the Corporation recorded a $40.0 million charge related to tax exposure on COLI deductions, which reduced net income for the first half of 2001 by $.07 per diluted share. In May 2001, the Corporation reached a final settlement through negotiations with the IRS. The first quarter charge, when combined with previous accruals, covered the full settlement amount. The COLI charge, along with taxes associated with National Processing's divestiture of its data capture services line in the second quarter of 2001, resulted in the higher effective tax rate in 2001. Further discussion of the National Processing divestiture and the COLI tax matter is included in Notes 3 and 14, respectively, to the Consolidated Financial Statements.
LINE OF BUSINESS RESULTS
     Following is a discussion of National City's results by line of business. Selected financial information for each business line is presented in Note 17 to the Consolidated Financial Statements and in Table 6.
     National City's operations are managed under six lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage, and National Processing.
     Net income for retail sales and distribution was $135.4 million and $267.0 million for the second quarter and first half of 2001, respectively, up from net income of $131.4 million and $255.5 million for the comparable 2000 periods. Net income for the 2001 second quarter also improved over first quarter 2001 net income of $131.6 million. Since the third quarter of 2000, this business line has renewed its focus on developing a stronger sales and customer service culture in order to increase customer acquisition and retention through an enhanced employee development program, an internal branding campaign and a program designed to measure and address service quality issues and customer satisfaction. These efforts, along with the lower rate environment, which boosted loan origination and sale activity, drove the improved results for 2001. In January 2001, the business line sold its merchant services business unit, which processes debit and credit card transactions, to National Processing. Because the transaction occurred between two entities under the common control of National City, it was recorded at historical cost. The merchant services business unit generated fee revenue for retail sales and distribution of approximately $6 million per quarter. More than offsetting this loss of fee revenue in the first half of 2001 were increases in deposit service charges, generated by a higher level of core deposits, an increase in debit card usage, and fewer waived fees, higher cash management fees, and an increase in gains from the sale of secondary market residential real estate loans to National City Mortgage.
     Wholesale banking reported net income of $112.6 million and $226.5 million for the three and six month periods ended June 30, 2001, respectively, an improvement over net income of $110.0 million and $214.8 million for the respective periods in 2000. Strong commercial loan growth, stemming from the middle-market and specialized lending groups, market-share gains in the newer Chicago and Philadelphia regions and new product initiatives, was the primary driver behind the improved performance in the 2001 periods. Loan spreads have also widened this year as commercial loan pricing has become more highly valued in the marketplace and wholesale banking has focused on improving risk-adjusted returns, while continuing to maintain sound underwriting practices. Offsetting the benefits to revenue from increased loan volume and wider spreads in 2001 were higher net charge-offs, which led to an increase in the loan loss provision, and a volume-driven increase in noninterest expense. Net charge-offs increased in 2001 due primarily to a higher level of losses on leveraged and healthcare loans.

TABLE 6: NET INCOME BY LINE OF BUSINESS

                                           Three Months Ended          Six Months Ended
                                        ---------------------------     -----------------
                                     JUNE 30    Mar. 31    June 30    JUNE 30    June 30
(In Thousands)                         2001       2001       2000       2001       2000
-----------------------------------------------------------------------------------------
Retail sales and distribution......  $135,401   $131,637   $131,367   $267,038   $255,514
Wholesale banking..................   112,562    113,943    110,020    226,505    214,822
Consumer finance...................     9,773     18,679     78,257     28,452    113,606
Asset management...................    92,480     32,663     38,433    125,143     71,155
National City Mortgage.............    28,303     29,813     22,723     58,116     38,172
National Processing................     7,918     11,539     10,476     19,457     20,023
Parent and other...................   (36,935)    (2,871)   (48,889)   (39,806)   (49,562)
                                     --------   --------   --------   --------   --------
   Consolidated net income.........  $349,502   $335,403   $342,387   $684,905   $663,730
                                     ========   ========   ========   ========   ========

Compared to the first quarter, results for the second quarter of 2001 reflected higher net interest income, due to an increase in average loans and wider spreads, and improved fee income, due to an increase in venture capital gains from $.4 million in the first quarter to $7.3 million in the second quarter, offset by increases in the loan loss provision and noninterest expense.
     Net income for consumer finance was $9.8 million and $28.5 million for the second quarter and first half of 2001, respectively, compared to net income of $78.3 million and $113.6 million for the second quarter and first half of 2000, respectively. Results for consumer finance in 2001 were lowered by the second quarter pretax charge of $55.0 million to the provision for loan losses related to the portfolio of nonperforming and delinquent loans, totaling approximately $250 million, designated for accelerated disposition (see further discussion in Note 5 to the Consolidated Financial Statements and in the Asset Quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations) and by first and second quarter pretax write-downs to automobile lease residual values of $33.5 million and $18.1 million, respectively. The Corporation ceased originating automobile leases in December 2000. Also affecting year-over-year comparability was the pretax gain of $74.2 million from the sale of student loans in the second quarter of 2000. Last year's second quarter also included a pretax automobile lease residual value charge of $15.0 million. Excluding these significant items, net income for consumer finance was $57.3 million and $97.8 million for the second quarter and first half of 2001, respectively, and $39.8 million and $75.1 million for the comparable 2000 periods. The improved results were primarily driven by strong loan growth in the home equity, credit card and nonconforming mortgage loan portfolios, which benefited net interest income, and a reduced expense base resulting from closing the Altegra retail and wholesale loan origination units and ceasing automobile lease originations in December 2000. Offsetting these favorable items to some extent were a higher loan loss provision and, on year-to-date basis, lower gains on nonconforming mortgage loan sales due to retaining more of these loans on the balance sheet.
     Asset management reported net income of $92.5 million and $125.1 million for the second quarter and first half of 2001, respectively, compared to net income of $38.4 million and $71.2 million for the second quarter and first half of 2000, respectively. Asset management's results for the second quarter of 2001 include an $88.8 million pretax, or $57.7 million after-tax, gain from the sale of the Corporation's interest in NAMCO (see Note 3 to the Consolidated Financial Statements). Excluding this gain, net income for the second quarter and first six months of 2001 was $34.8 million and $67.4 million, respectively. Increases in net interest income from loan growth and improved spreads in the wealth management business were offset by lower fee income, as retail brokerage and asset management fees have been hurt by weaker equity markets, and increases in noninterest expense due to higher personnel costs. Results for the second quarter of 2001 showed improvement from the 2001 first quarter due to seasonal tax preparation fees, net new business, and appreciation in the value of assets under administration.
     Net income for National City Mortgage was $28.3 million and $58.1 million for the second quarter and first half of 2001, respectively, up from net income of $22.7 million and $38.2 million, for the respective 2000 periods. National City Mortgage generated record loan originations in the second quarter and first six months of 2001, fueled by the lower interest rate environment. This higher level of originations in 2001, coupled with enhanced cost tracking, led to more loan origination costs being deferred and incorporated into the basis of the loans originated compared to 2000, which had the effect of lowering noninterest income and noninterest expense in 2001. The warehouse of conforming mortgage loans held for sale was at an all time high of $8.1 billion at June 30, 2001, compared to $3.0 billion at June 30, 2000.
     National Processing reported net income of $7.9 million and $19.5 million for the second quarter and first half of 2001, respectively, compared to net income of $10.5 million and $20.0 million for the comparable 2000 periods. In the second quarter of 2001, National Processing recorded a loss of $6.3 million pretax, or $6.2 million after tax, related to the planned sale of its data capture services line within its Corporate Outsourcing division. Excluding this loss, net income was $14.1 million for the second quarter and $25.6 million for the first half of 2001. This divestiture will allow National Processing to focus more closely on its core merchant services business, which has been the primary driver of National Processing's improved performance in 2001 due to an expanded merchant card customer base and an increase in transaction volume. In January 2001, National Processing purchased the merchant services business unit, which processes debit and credit card transactions for approximately 30,000 merchants, from retail sales and distribution for $44.0 million. Because the transaction occurred between two entities under the common control of National City, the purchase premium paid, net of tax, was recorded as a direct charge to equity.
     The parent and other category includes the results of investment funding activities, unallocated holding company income and expense, and intersegment revenue and expense eliminations. Parent and other was favorably impacted in the first half of 2001 by a significant increase in securities gains, due to a higher level of bank stock fund gains and the inclusion in the second quarter of 2000 of a $58.4 million loss on the sale of debt securities, and the first quarter credit card securitization gain of $20.6 million, offset partially by the $40.0 million COLI tax exposure charge and increases in net interest expense and noninterest expense.

TABLE 7: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS

                                                          Three Months Ended          Six Months Ended
                                                       ---------------------------    ------------------
                                                    JUNE 30    Mar. 31    June 30    JUNE 30    June 30
                                                     2001       2001       2000       2001       2000
--------------------------------------------------------------------------------------------------------
Commercial........................................     .48%       .37%       .35%       .43%       .33%
Real estate - commercial..........................     .10        .10        .16        .10        .04
Real estate - residential.........................     .33        .29        .21        .31        .20
Consumer..........................................     .80        .93        .52        .86        .58
Credit card.......................................    3.67       3.55       3.16       3.61       3.30
Home equity.......................................     .20        .11        .13        .15        .09
 Total net charge-offs to average loans...........     .55%       .51%       .44%       .53%       .44%

TABLE 8: NONPERFORMING ASSETS

                       JUNE 30    Mar. 31    Dec. 31    Sept. 30   June 30
(In Millions)           2001         2001     2000       2000       2000
---------------------------------------------------------------------------
Commercial:
 Nonaccrual..........   $266.3     $216.5     $183.1     $170.6     $155.3
 Restructured........       --         --         .1         .2         .2
                        ------     ------     ------     ------     ------
   Total commercial..    266.3      216.5      183.2      170.8      155.5
Real estate mortgage:
 Nonaccrual..........    190.4      187.3      185.6      166.6      158.0
 Restructured........       --         .2         .2         .2         .2
                        ------     ------     ------     ------     ------
   Total real estate
     mortgage........    190.4      187.5      185.8      166.8      158.2
                        ------     ------     ------     ------     ------
   Total
     nonperforming
     loans...........    456.7      404.0      369.0      337.6      313.7
Other real estate
 owned (OREO)........     52.0       43.1       33.3       27.7       25.6
                        ------     ------     ------     ------     ------
Total nonperforming
 assets..............   $508.7     $447.1     $402.3     $365.3     $339.3
                        ======     ======     ======     ======     ======
Loans 90 days past
 due accruing
 interest............   $468.0     $423.1     $341.8     $310.3     $249.4
                        ======     ======     ======     ======     ======

ASSET QUALITY
     Net charge-offs in the second quarter of 2001 totaled $92.7 million, or .55% of average loans, compared to $83.2 million, or .51% of average loans, last quarter and $68.7 million, or .44% of average loans in the second quarter of 2000. For the first six months of 2001, net charge-offs totaled $175.8 million, or .53% of average loans, compared to $134.8 million, or .44% of average loans, for the first six months of 2000. Table 7 presents net charge-offs as a percentage of average loans by portfolio type.
     Nonperforming assets (Table 8) were $508.7 million at June 30, 2001, up from $402.3 million at December 31, 2000 and $339.3 million at June 30, 2000. As a percentage of loans and other real estate, nonperforming assets were .75% at June 30, 2001, compared to .61% at December 31, 2000 and .55% at June 30, 2000. Loans 90 days past due accruing interest increased to $468.0 million at June 30, 2001 from $341.8 million at December 31, 2000 and $249.4 million at June 30, 2000.
     As anticipated, net charge-offs, nonperforming assets and delinquent loans increased over prior periods due mainly to portfolio growth and continued deterioration in leveraged commercial credits and certain nonconforming residential mortgage loans generated by the former wholesale and retail loan origination units of the Corporation's consumer finance subsidiary, Altegra Credit Company. National City closed the wholesale and retail loan origination units of Altegra in December 2000. As part of the decision to exit this activity, the Corporation has taken a more aggressive stance on the management of this portfolio, which has contributed to the increase in net charge-offs, nonperforming assets and delinquent loans. To focus Altegra's resources on its growing servicing business, the Corporation committed in the second quarter to accelerate the disposition of a portfolio of nonperforming and delinquent loans, totaling approximately $250 million. In so doing, the allowance for loan losses provided for this portfolio was increased by $55.0 million through a second quarter 2001 charge to the provision for loan losses. As the Corporation exits or otherwise resolves the problem credits, this associated allowance will be used to absorb the losses. The amount of allowance allocated was determined based on estimated secondary market prices or liquidation values that could be realized upon disposition or internal workout of these loans in a relatively short period of time.
     At June 30, 2001, the allowance for loan losses, including the allowance provided through the Altegra charge, was $989.9 million, or 1.46% of loans, compared to $928.6 million, or 1.42% of loans, at December 31, 2000 and $970.4 million, or 1.58% of loans, a year earlier.
     National City maintains an allowance for loan losses sufficient to absorb estimated probable credit losses inherent in the loan portfolio. The evaluation of each element and the overall allowance is based on the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, economic trends in specific industries and geographical areas, and other factors including regulatory guidance and general economic conditions.
     While management considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, management's assumptions as to future delinquency or loss rates, and management's intent with regard to asset dispositions. In addition, the allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on their review, the agencies may require the Corporation to adjust the allowance for loan losses based on their judgments about information available to them at the time of their review.
     As a result of the slowing economy and the aforementioned workout of the loans in the former Altegra wholesale and retail origination units, nonperforming assets are expected to continue to rise, while net charge-offs, excluding the Altegra loans designated for accelerated disposition, are anticipated to be relatively stable in the second half of 2001.

CAPITAL
     The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. Further detail on capital ratios is presented in Note 11 to the Consolidated Financial Statements.
     Total stockholders' equity was $7.0 billion at June 30, 2001, up from $6.8 billion at December 31, 2000 and $6.1 billion at June 30, 2000. Equity as a percentage of assets was 7.39% at June 30, 2001, compared to 7.65% at December 31, 2000 and 7.25% at June 30, 2000. Book value per common share increased to $11.52 at the end of the second quarter of 2001, up from $11.06 at the end of 2000 and $10.05 a year ago.
     Included in stockholders' equity at June 30, 2001 was accumulated other comprehensive income of $48.5 million, which consisted of after-tax net unrealized gains on securities available for sale of $100.7 million and after-tax net losses of $52.2 million on derivative instruments used in cash flow hedging strategies. As a result of the accounting requirements of SFAS No. 133, which was adopted by the Corporation on January 1, 2001, gains and losses on derivative instruments used to hedge the cash flows of variable-rate funding products are required to be carried as a component of other comprehensive income until such time as they are reclassified into the income statement to match the hedged cash flows. As of June 30, 2000, stockholders' equity included accumulated other comprehensive losses of $258.3 million, related solely to after-tax unrealized losses on securities available for sale.
     In January 2001, the Corporation settled open forward transactions for 9.3 million shares of its common stock through physical share settlement whereby the Corporation paid cash of $166.2 million, or $17.84 per share, to a third party in exchange for the 9.3 million shares. On the settlement date, common shares outstanding and stockholders' equity were reduced. By using forward contracts, the Corporation was able to repurchase its stock in the first quarter of 2001 at a price lower than the market price for the quarter. The Corporation may, but is not obligated to, enter into further forward transactions with the third party until the agreement's final maturity on April 19, 2002. No other shares were repurchased in the first half of 2001. As of June 30, 2001, 15.6 million shares remain authorized for repurchase under the share repurchase program approved by the Corporation's Board of Directors in October 1999.
     The dividend payout is continually reviewed by management and the Board of Directors. Dividends of $.285 per common share were declared in the second quarter of 2001, consistent with the quarterly per share dividends declared in the 2000 second quarter. The dividend payout ratio, calculated as dividends declared per common share divided by diluted net income per share, was 50.0% and 50.9% for the second quarter of 2001 and 2000, respectively. On July 2, 2001, the Board of Directors approved an increase in the third quarter dividend, to $.295 per common share.
     As of June 30, 2001, the Corporation's market capitalization was approximately $18.6 billion. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC". Stock price information for National City's common stock is presented in Table 9.

TABLE 9: COMMON STOCK INFORMATION

                             2001                     2000
                       -----------------   ---------------------------
                       SECOND    First     Fourth    Third     Second
                       QUARTER   Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------------
High.................  $30.86    $30.31    $29.75    $23.13    $22.75
Low..................   25.56     23.69     18.50     17.19     16.00
Close................   30.78     26.75     28.75     22.00     17.06

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                              Three Months Ended     Six Months Ended
                                                                         June 30         June 30
                                                              ------------------    ------------------
(In Millions)                                                  2001       2000       2001       2000
------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans:
    Commercial..............................................  $27,532    $24,379    $27,272    $23,937
    Real estate - commercial................................    6,692      6,157      6,621      6,088
    Real estate - residential...............................   13,484     11,470     13,509     11,185
    Consumer................................................   12,286     13,973     12,231     14,248
    Credit card.............................................    2,139      2,514      2,126      2,425
    Home equity.............................................    5,025      4,044      4,936      3,907
                                                              -------    -------    -------    -------
         Total loans........................................   67,158     62,537     66,695     61,790
  Loans held for sale or securitization:
    Mortgage loans held for sale............................    7,453      2,848      5,474      2,475
    Credit card loans held for securitization...............       --         --         65         --
                                                              -------    -------    -------    -------
         Total loans held for sale or securitization........    7,453      2,848      5,539      2,475
  Securities available for sale, at cost....................    8,768     13,064      9,127     13,833
  Federal funds sold and security resale agreements.........       81        432         96        456
  Other investments.........................................      561        146        446        150
                                                              -------    -------    -------    -------
Total earning assets........................................   84,021     79,027     81,903     78,704
Allowance for loan losses...................................     (942)      (995)      (946)      (995)
Fair value appreciation (depreciation) of securities
  available for sale........................................      111       (430)       117       (419)
Cash and demand balances due from banks.....................    3,086      3,116      3,043      3,128
Properties and equipment....................................    1,071      1,114      1,075      1,121
Accrued income and other assets.............................    4,589      4,939      4,594      4,822
                                                              -------    -------    -------    -------
TOTAL ASSETS................................................  $91,936    $86,771    $89,786    $86,361
                                                              =======    =======    =======    =======
Deposits:
  Noninterest bearing deposits..............................  $11,550    $10,934    $11,167    $10,825
  NOW and money market accounts.............................   17,963     16,477     17,621     16,460
  Savings accounts..........................................    2,753      3,321      2,794      3,367
  Consumer time deposits....................................   15,459     15,385     15,591     15,202
  Other deposits............................................    6,107      2,881      5,543      2,853
  Foreign deposits..........................................    4,241      2,862      3,320      3,131
                                                              -------    -------    -------    -------
         Total deposits.....................................   58,073     51,860     56,036     51,838
                                                              -------    -------    -------    -------
Federal funds borrowed and security repurchase agreements...    8,801      6,053      7,909      6,889
Borrowed funds..............................................    1,282      5,056      1,543      4,090
Long-term debt and capital securities.......................   15,612     16,636     16,229     16,448
Accrued expenses and other liabilities......................    1,300      1,190      1,309      1,219
                                                              -------    -------    -------    -------
Total Liabilities...........................................   85,068     80,795     83,026     80,484
  Preferred.................................................       30         30         30         30
  Common....................................................    6,838      5,946      6,730      5,847
                                                              -------    -------    -------    -------
         Total Stockholders' Equity.........................    6,868      5,976      6,760      5,877
                                                              -------    -------    -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $91,936    $86,771    $89,786    $86,361
                                                              =======    =======    =======    =======

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

           (Dollars in Millions)                          Daily Average Balance
--------------------------------------------------------------------------------------------
                                                   2001                     2000
                                             -----------------   ---------------------------
                                              SECOND     First    Fourth    Third    Second
                                             QUARTER   Quarter   Quarter   Quarter   Quarter
                                             -------   -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial.............................  $27,532   $27,010   $26,132   $25,294   $24,379
    Real estate - commercial...............    6,692     6,550     6,435     6,273     6,157
    Real estate - residential(a)...........   20,937    17,006    15,727    14,628    14,318
    Consumer...............................   12,286    12,174    12,165    12,224    13,973
    Credit card(a).........................    2,139     2,244     2,387     2,487     2,514
    Home equity............................    5,025     4,845     4,654     4,343     4,044
                                             -------   -------   -------   -------   -------
      Total loans..........................   74,611    69,829    67,500    65,249    65,385
  Securities, at cost:
    Taxable................................    8,024     8,730     8,765     9,999    12,267
    Tax-exempt.............................      744       761       778       787       797
                                             -------   -------   -------   -------   -------
      Total securities available for
         sale..............................    8,768     9,491     9,543    10,786    13,064
  Federal funds sold, security resale
    agreements and other investments.......      642       442       320       343       578
                                             -------   -------   -------   -------   -------
      Total earning assets/
         total interest income/rates.......   84,021    79,762    77,363    76,378    79,027
Allowance for loan losses..................     (942)     (950)     (967)     (991)     (995)
Fair value appreciation (depreciation) of
  securities available for sale............      111       123      (101)     (304)     (430)
Cash and demand balances due from banks....    3,086     3,000     3,005     3,091     3,116
Properties and equipment, accrued income
  and other assets.........................    5,660     5,676     6,000     6,027     6,053
                                             -------   -------   -------   -------   -------
Total assets...............................  $91,936   $87,611   $85,300   $84,201   $86,771
                                             =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts............  $17,963   $17,276   $16,803   $16,473   $16,477
  Savings accounts.........................    2,753     2,835     2,958     3,139     3,321
  Consumer time deposits...................   15,459    15,725    15,764    15,652    15,385
  Other deposits...........................    6,107     4,970     3,201     2,838     2,881
  Foreign deposits.........................    4,241     2,390     3,275     2,974     2,862
  Federal funds borrowed...................    5,012     3,180     3,029     3,221     2,277
  Security repurchase agreements...........    3,789     3,828     3,808     3,720     3,776
  Borrowed funds...........................    1,282     1,809       872     1,726     5,056
  Long-term debt and capital securities....   15,612    16,853    16,910    16,014    16,636
                                             -------   -------   -------   -------   -------
    Total interest bearing liabilities/
      total interest expense/rates.........   72,218    68,866    66,620    65,757    68,671
  Noninterest bearing deposits.............   11,550    10,781    10,682    10,837    10,934
  Accrued expenses and other liabilities...    1,300     1,314     1,444     1,361     1,190
                                             -------   -------   -------   -------   -------
      Total liabilities....................   85,068    80,961    78,746    77,955    80,795
Total stockholders' equity.................    6,868     6,650     6,554     6,246     5,976
                                             -------   -------   -------   -------   -------
Total liabilities and stockholders'
  equity...................................  $91,936   $87,611   $85,300   $84,201   $86,771
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

(a) includes loans held for sale or securitization.


(Dollars in Millions)                                                Quarterly Interest
                                                    ----------------------------------------------------
                                                           2001                        2000
                                                    -------------------   ------------------------------
                                                     SECOND     First      Fourth     Third      Second
                                                    QUARTER    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans:
   Commercial.....................................  $  502.9   $  562.5   $  597.7   $  573.2   $  533.8
   Real estate -- commercial......................     136.4      138.5      143.0      141.0      134.9
   Real estate -- residential(a)..................     411.2      353.7      333.7      308.4      296.3
   Consumer.......................................     269.0      264.9      266.8      264.7      292.2
   Credit Card(a).................................      65.1       75.4       84.7       89.5       86.3
   Home equity....................................     101.0      113.9      111.5      105.4       93.0
                                                    --------   --------   --------   --------   --------
      Total loans.................................   1,485.6    1,508.9    1,537.4    1,482.2    1,436.5
 Securities, at cost:
   Taxable........................................     124.9      133.6      135.9      154.8      191.2
   Tax-exempt.....................................      15.1       15.4       15.7       15.9       16.2
                                                    --------   --------   --------   --------   --------
      Total securities available for sale.........     140.0      149.0      151.6      170.7      207.4
 Federal funds sold, security resale agreements
   and other investments..........................       8.4        9.8        7.6        7.5       10.9
                                                    --------   --------   --------   --------   --------
      Total earning assets/
       total interest income/rates................  $1,634.0   $1,667.7   $1,696.6   $1,660.4   $1,654.8

Allowance for loan losses.........................

Fair value appreciation (depreciation) of
 securities available for sale....................

Cash and demand balances due from banks...........

Properties and equipment, accrued income and other
 assets...........................................
      Total assets................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:

   NOW and money market accounts..................  $  137.3   $  160.9   $  169.3   $  162.7   $  149.3
   Savings accounts...............................       9.6       10.7       12.4       13.1       13.7
   Consumer time deposits.........................     221.0      230.8      238.6      230.1      215.1
   Other deposits.................................      71.3       71.7       52.9       46.1       43.9
   Foreign deposits...............................      44.5       32.0       53.2       48.5       44.3
   Federal funds borrowed.........................      56.3       47.2       51.3       53.2       37.1
   Security repurchase agreements.................      30.3       42.7       52.4       50.7       48.6
   Borrowed funds.................................      14.1       27.3       15.0       28.6       77.8
   Long-term debt and capital securities..........     214.6      265.2      295.3      281.4      276.0
                                                    --------   --------   --------   --------   --------
      Total interest bearing liabilities/
       total interest expense/rates...............  $  799.0   $  888.5   $  940.4   $  914.4   $  905.8
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
      Total liabilities...........................

Total stockholders' equity........................
Total liabilities and stockholders' equity........

Net interest income...............................  $  835.0   $  779.2   $  756.2   $  746.0   $  749.0
                                                    ========   ========   ========   ========   ========

Interest spread...................................

Contribution of noninterest bearing sources of
 funds............................................

Net interest margin...............................

(a) includes loans held for sale or securitization.

                                                      [Additional columns below]
[Continued from above table, first column(s) repeated]


(Dollars in Millions)                                             Average Annualized Rate
                                                    ----------------------------------------------------
                                                           2001                        2000
                                                    -------------------   ------------------------------
                                                     SECOND     First      Fourth     Third      Second
                                                    QUARTER    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans:
   Commercial.....................................      7.32%      8.44%      9.10%      9.01%      8.80%
   Real estate -- commercial......................      8.18       8.57       8.84       8.94       8.82
   Real estate -- residential(a)..................      7.86       8.32       8.49       8.43       8.28
   Consumer.......................................      8.78       8.83       8.73       8.61       8.42
   Credit Card(a).................................     12.21      13.62      14.13      14.32      13.81
   Home equity....................................      8.04       9.40       9.58       9.71       9.19
      Total loans.................................      7.98       8.72       9.08       9.05       8.82
 Securities (at cost):
   Taxable........................................      6.23       6.13       6.20       6.19       6.24
   Tax-exempt.....................................      8.13       8.08       8.08       8.07       8.13
      Total securities available for sale.........      6.39       6.29       6.35       6.33       6.35
 Federal funds sold, security resale agreements
   and other investments..........................      5.24       9.04       9.44       8.73       7.51
      Total earning assets/
       total interest income/rates................      7.79%      8.44%      8.74%      8.67%      8.41%

Allowance for loan losses.........................

Fair value appreciation (depreciation) of
 securities available for sale....................

Cash and demand balances due from banks...........

Properties and equipment, accrued income and other
 assets...........................................
      Total assets................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW and money market accounts..................      3.06%      3.78%      4.01%      3.93%      3.64%
   Savings accounts...............................      1.41       1.53       1.66       1.67       1.66
   Consumer time deposits.........................      5.74       5.95       6.02       5.85       5.62
   Other deposits.................................      4.68       5.85       6.58       6.46       6.13
   Foreign deposits...............................      4.21       5.44       6.47       6.48       6.22
   Federal funds borrowed.........................      4.50       6.02       6.75       6.57       6.56
   Security repurchase agreements.................      3.21       4.53       5.47       5.42       5.18
   Borrowed funds.................................      4.43       6.12       6.85       6.60       6.19
   Long-term debt and capital securities..........      5.51       6.36       6.96       7.00       6.67
      Total interest bearing liabilities/
       total interest expense/rates...............      4.44%      5.23%      5.62%      5.53%      5.30%
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
      Total liabilities...........................

Total stockholders' equity........................
Total liabilities and stockholders' equity........

Net interest income...............................

Interest spread...................................      3.35%      3.21%      3.12%      3.14%      3.11%

Contribution of noninterest bearing sources of
 funds............................................       .63        .71        .78        .76        .69
                                                    --------   --------   --------   --------   --------

Net interest margin...............................      3.98%      3.92%      3.90%      3.90%      3.80%
                                                    ========   ========   ========   ========   ========

(a) includes loans held for sale or securitization.

                         CORPORATE INVESTOR INFORMATION

CORPORATE HEADQUARTERS

     National City Center
     1900 East Ninth Street
     Cleveland, Ohio 44114-3484
     (216) 222-2000
     www.nationalcity.com

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

The common stock of National City's 86%-owned item processing subsidiary, National Processing, Inc., is traded on the New York Stock Exchange under the symbol NAP. The stock is abbreviated in financial publications as NTLPROC.

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

                           FORM 10-Q -- JUNE 30, 2001

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL CITY CORPORATION

Date: August 14, 2001
                                      /s/ JEFFREY D. KELLY
                                      -----------------------------------
                                      Jeffrey D. Kelly
                                      Chief Financial Officer
                                      (Duly Authorized Signer and
                                       Principal Financial Officer)

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Restated Certificate of Incorporation of National City
          Corporation, as amended (filed as Exhibit 3.1 to National
          City Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
          reference).
  3.2     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000 and incorporated herein by reference).
  3.3     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (As Amended through October 24, 1994)
          (filed as Exhibit 3.2 to Registrant's Form S-4 Registration
          Statement No. 33-56539 dated November 18, 1994 and
          incorporated herein by reference).
  4.1     The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of
          Senior and Subordinated debt of the Company.
  4.2     Credit Agreement dated as of April 12, 2001 by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on form 10-Q for the
          quarter ended March 31, 2001 and incorporated herein by
          reference.)
  4.3     Certificate of Stock Designation dated as of February 2,
          1998 designating National City Corporation's 6% Cumulative
          Convertible Preferred Stock, Series 1, without par value,
          and fixing the powers, preferences, rights, qualifications, limitations and restrictions thereof (filed as Appendix D to
          Registrant's Form S-4 Registration Statement No. 333-45609
          dated February 19, 1998 and incorporated herein by
          reference) in addition to those set forth in National City
          Corporation's Restated Certificate of Incorporation, as
          amended (filed as Exhibit 3.2 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.1     Amendment No. 7 to the National City Savings and Investment
          Plan, As Amended and Restated Effective July 1, 1992 (filed as Exhibit 10.1 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000 and incorporated herein by reference).
 10.2     Amendment No. 6 to the National City Savings and Investment
          Plan No. 2, As Amended and Restated Effective January 1, 1992
          (filed as Exhibit 10.2 to National City's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000 and
          incorporated herein by reference).
 10.3     National City Corporation's Amended 1984 Stock Option Plan
          (filed as Exhibit No. 10.2 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).
 10.4     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.7 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989, and
          incorporated herein by reference).
 10.5     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.6     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 10.9 to Registrant's Form S-4
          Registration Statement No. 33-59487 dated May 19, 1995 and incorporated herein by reference).
 10.7     National City Corporation Plan for Deferred Payment of
          Directors' Fees, As Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.8     National City Corporation Supplemental Executive Retirement
          Plan, As Amended and Restated Effective January 1, 1997
          (filed as Exhibit 10.12 to Registrant's Form S-4
          Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference).
 10.9     National City Corporation Executive Savings Plan, As Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.35 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference.).
 10.10    National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.11    Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan As
          Amended (filed as Exhibit 10.10 to National City's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1992, and incorporated herein by reference).

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
 10.22    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 (on Form S-8) to Form S-4 Registration
          Statement No. 333-46571), Amended and Restated First of
          America Bank Corporation Stock Compensation Plan (filed as
          Exhibit 4.5 to Registrant's Post-Effective Amendment No. 2
          (on Form S-8) to Form S-4 Registration Statement No.
          333-46571) and First of America Bank Corporation Directors
          Stock Compensation Plan (filed as Exhibit 4.6 to
          Registrant's Post-Effective Amendment No. 2 (on Form S-8 to
          Form S-4 Registration Statement No. 333-46571) and each
          incorporated herein by reference).
 10.23    Fort Wayne National Corporation 1985 Stock Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 (on Form S-8) to Form S-4 Registration
          Statement No. 333-45609), Fort Wayne National Corporation
          1994 Stock Incentive Plan (filed as Exhibit 4.5 to
          Registrant's Post-Effective Amendment No. 1 (on Form S-8) to
          Form S-4 Registration Statement No. 333-45609) and Fort
          Wayne National Corporation 1994 Nonemployee Director Stock
          Incentive Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 1 (on Form S-8 to Form S-4
          Registration Statement No. 333-45609) and each incorporated herein by reference).
 10.24    National City Corporation 1997 Stock Option Plan (filed as
          Exhibit 4.4 to Registrant's Form S-8 Registration Statement
          No. 333-58923, dated July 10, 1998, and incorporated herein by reference).
 10.25    National City Corporation 1997 Restricted Stock Plan (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-60411, dated July 31, 1998, and
          incorporated herein by reference).
 10.26    National City Corporation Long-Term Supplemental Incentive
          Compensation Plan for Executive Officers (filed as Exhibit
          10.40 to National City Corporation's Annual Report on Form
          10-K for the fiscal year ended December 31, 1999 and
          incorporated herein by reference).
 10.27    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.28    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.29    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8
          Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).
 10.30    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference).
 10.31    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated Effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.32    National City Corporation Supplemental Cash Balance Pension
          Plan (filed as Exhibit 10.34 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.33    The National City Corporation Deferred Compensation Plan,
          Effective January 1, 2001 (filed as Exhibit 10.36 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000 and incorporated
          herein by reference).
10.34     The National City Corporation 2001 Stock Option Plan (filed as Exhibit B to National City's Proxy Statement Form 14A
          #000-07229 dated March 9, 2001 and incorporated herein by
          reference).
10.35     National City Savings and Investment Plan No. 3 (filed as Exhibit
          4.3 to Registrant's Form S-8 Registration Statement No. 333-61712
          dated as of May 25, 2001 and incorporated herein by reference).
 12.1     Computation of Ratio of Earnings to Fixed Charges (filed as
          Exhibit 12.1).
