Form 10-Q
period 2001-09-30
NATIONAL CITY CORP
filed 2001-11-14
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                        Common stock -- $4.00 Par Value
                 Outstanding as of September 30, 2001 -- 606,005,287

                        [NATIONAL CITY CORPORATION LOGO]

                        QUARTER ENDED SEPTEMBER 30, 2001

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Item 1. Financial Statements:
    Consolidated Statements of Income.......................    4
    Consolidated Balance Sheets.............................    5
    Consolidated Statements of Cash Flows...................    6
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................    7
    Notes to Consolidated Financial Statements..............    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   20
Consolidated Average Balance Sheets.........................   31
Daily Average Balances/Net Interest Income/Rates............   32
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk
    Market risk disclosures are presented in the Market Risk
     section of Management's Discussion and Analysis of
     Financial Condition and Result of Operations.
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
  The information contained in Note 14 to the Consolidated
  Financial Statements on page 16 of this Quarterly Report
  is incorporated herein by reference.
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders
  (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K
    Exhibits: The index of exhibits has been filed as
       separate pages of the September 30, 2001 Financial
       Report and Form 10-Q and is available on request from
       the Secretary of the Corporation at the principal
       executive offices.
    Reports on Form 8-K:
    July 20, 2001 -- National City Corporation issued a news
       release announcing its financial results for the
       second quarter and six months ended June 30, 2001.
Signature...................................................   35

FINANCIAL HIGHLIGHTS

                                                Three Months Ended             Nine Months Ended
                                                   September 30                  September 30
 (Dollars In Thousands, Except Per Share    ---------------------------   ---------------------------
                 AMOUNTS)                       2001           2000           2001           2000
-----------------------------------------------------------------------------------------------------
FOR THE PERIOD
  Tax-equivalent Net Interest Income......      $905,310       $746,020     $2,519,494     $2,235,887
  Provision for Loan Losses...............       160,000         70,363        396,295        205,380
  Fees and Other Income...................       597,292        590,878      1,877,747      1,822,572
  Securities Gains, Net...................        21,193         27,435        126,259          6,188
  Noninterest Expense.....................       815,462        785,309      2,460,561      2,329,472
  Income Tax Expense and Tax-equivalent
    Adjustment............................       191,715        178,025        625,121        535,429
                                            ------------   ------------   ------------   ------------
  Net Income..............................      $356,618       $330,636     $1,041,523     $  994,366
                                            ============   ============   ============   ============

  Net Income Per Common Share:
    Basic.................................         $ .59          $ .55          $1.73          $1.64
    Diluted...............................           .58            .54           1.70           1.63
  Dividends Paid Per Common Share.........          .295           .285           .865           .855
  Return on Average Common Equity.........         19.95%         21.13%         20.30%         22.22%
  Return on Average Assets................          1.50           1.56           1.52           1.55
  Net Interest Margin.....................          4.20           3.90           4.04           3.83
  Efficiency Ratio........................         54.27          58.74          55.96          57.40
  Average Equity to Average Assets........          7.53           7.42           7.53           7.01
  Net Charge-offs to Average Loans........           .81            .45            .63            .44
  Average Basic Shares....................   605,005,257    608,276,536    602,489,314    606,994,772
  Average Diluted Shares..................   613,829,266    613,232,391    611,584,005    611,671,365
-----------------------------------------------------------------------------------------------------
AT PERIOD END
  Assets...............................................................    $96,179,874    $85,045,875
  Loans................................................................     69,278,620     63,660,335
  Securities (at Fair Value)...........................................      8,538,644      9,655,612
  Deposits.............................................................     60,129,540     52,725,581
  Stockholders' Equity.................................................      7,202,089      6,467,407
  Book Value Per Common Share..........................................         $11.87         $10.58
  Market Value Per Common Share........................................          29.95          22.00
  Equity to Assets.....................................................           7.49%          7.60%
  Allowance for Loan Losses as a Percentage of Period-end Loans........           1.46           1.49
  Nonperforming Assets to Period-end Loans and OREO....................            .94            .57
  Common Shares Outstanding............................................    606,005,287    608,397,735
  Full-Time Equivalent Employees.......................................         31,933         36,766
-----------------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
                                                  -------------------------   -------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     2001          2000          2001          2000
-------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans.......................................     $1,481,124    $1,479,328    $4,470,350    $4,255,590
  Securities:
    Taxable...................................        102,804       140,303       336,552       519,323
    Exempt from Federal income taxes..........          9,786        10,750        30,220        32,835
    Dividends.................................         11,651        14,054        35,527        41,506
  Federal funds sold and security resale
    agreements................................          1,188         3,058         3,652        16,818
  Other investments...........................          7,677         4,464        23,438        12,378
                                                  -----------   -----------   -----------   -----------
      Total interest income...................      1,614,230     1,651,957     4,899,739     4,878,450
INTEREST EXPENSE
  Deposits....................................        435,247       500,477     1,425,065     1,410,657
  Federal funds borrowed and security repurchase
    agreements................................         73,710       103,895       250,194       292,190
  Borrowed funds..............................         11,834        28,609        53,234       149,672
  Long-term debt and capital securities.......        196,899       281,443       676,744       815,287
                                                  -----------   -----------   -----------   -----------
      Total interest expense..................        717,690       914,424     2,405,237     2,667,806
                                                  -----------   -----------   -----------   -----------
NET INTEREST INCOME...........................        896,540       737,533     2,494,502     2,210,644
PROVISION FOR LOAN LOSSES.....................        160,000        70,363       396,295       205,380
                                                  -----------   -----------   -----------   -----------
      Net interest income after provision for
         loan losses..........................        736,540       667,170     2,098,207     2,005,264
NONINTEREST INCOME
  Deposit service charges.....................        117,336       115,392       346,608       329,778
  Item processing revenue.....................        120,293       112,051       342,458       320,595
  Trust and investment management fees........         79,410        79,805       247,283       253,483
  Card-related fees...........................         42,610        41,148       125,850       116,506
  Mortgage banking revenue....................         80,488       110,454       103,371       369,358
  Trading gains, net..........................         26,563         2,773       258,813        12,092
  Other.......................................        130,592       129,255       453,364       420,760
                                                  -----------   -----------   -----------   -----------
      Total fees and other income.............        597,292       590,878     1,877,747     1,822,572
  Securities gains, net.......................         21,193        27,435       126,259         6,188
                                                  -----------   -----------   -----------   -----------
      Total noninterest income................        618,485       618,313     2,004,006     1,828,760
NONINTEREST EXPENSE
  Salaries, benefits and other personnel......        418,138       405,984     1,261,364     1,214,164
  Equipment...................................         53,549        56,038       174,298       171,479
  Net occupancy...............................         52,190        52,730       159,213       157,214
  Third-party services........................         49,871        51,201       143,435       144,895
  Other.......................................        241,714       219,356       722,251       641,720
                                                  -----------   -----------   -----------   -----------
      Total noninterest expense...............        815,462       785,309     2,460,561     2,329,472
                                                  -----------   -----------   -----------   -----------
Income before income tax expense..............        539,563       500,174     1,641,652     1,504,552
Income tax expense............................        182,945       169,538       600,129       510,186
                                                  -----------   -----------   -----------   -----------
NET INCOME....................................      $ 356,618     $ 330,636    $1,041,523     $ 994,366
                                                  ===========   ===========   ===========   ===========
NET INCOME PER COMMON SHARE
  Basic.......................................           $.59          $.55         $1.73         $1.64
  Diluted.....................................            .58           .54          1.70          1.63
AVERAGE COMMON SHARES OUTSTANDING
  Basic.......................................    605,005,257   608,276,536   602,489,314   606,994,772
  Diluted.....................................    613,829,266   613,232,391   611,584,005   611,671,365

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30   December 31   September 30
                      (IN THOUSANDS)                             2001          2000           2000
------------------------------------------------------------------------------------------------------
ASSETS
  Loans:
    Commercial.............................................  $27,614,020    $26,703,622   $25,873,664
    Real estate - commercial...............................    6,942,914      6,511,018     6,372,924
    Real estate - residential..............................   14,570,015     13,357,438    12,303,054
    Consumer...............................................   12,468,019     12,100,567    12,317,934
    Credit card............................................    2,200,004      2,152,445     2,260,766
    Home equity............................................    5,483,648      4,779,359     4,531,993
                                                             -----------    -----------   -----------
      Total loans..........................................   69,278,620     65,604,449    63,660,335
      Allowance for loan losses............................   (1,008,390)      (928,592)     (945,492)
                                                             -----------    -----------   -----------
           Net loans.......................................   68,270,230     64,675,857    62,714,843
  Loans held for sale or securitization:
    Commercial loans held for sale.........................      165,909             --            --
    Mortgage loans held for sale...........................    8,602,615      3,030,672     2,945,975
    Credit card loans held for securitization..............           --        407,900            --
                                                             -----------    -----------   -----------
      Total loans held for sale or securitization..........    8,768,524      3,438,572     2,945,975
  Securities available for sale, at fair value.............    8,538,644      9,904,533     9,655,612
  Federal funds sold and security resale agreements........       71,170         81,040       111,222
  Other investments........................................      391,011        687,732       173,483
  Cash and demand balances due from banks..................    3,701,290      3,535,186     3,230,100
  Properties and equipment.................................    1,070,554      1,071,637     1,090,185
  Accrued income and other assets..........................    5,368,451      5,140,052     5,124,455
                                                             -----------    -----------   -----------
TOTAL ASSETS...............................................  $96,179,874    $88,534,609   $85,045,875
                                                             ===========    ===========   ===========
LIABILITIES
  Deposits:
    Noninterest bearing deposits...........................  $11,928,824    $11,500,026   $10,646,830
    NOW and money market accounts..........................   18,792,722     17,262,587    16,496,536
    Savings accounts.......................................    2,624,591      2,883,763     3,036,999
    Consumer time deposits.................................   15,101,268     15,816,422    15,763,352
    Other deposits.........................................    6,111,936      4,072,308     2,780,526
    Foreign deposits.......................................    5,570,199      3,721,316     4,001,338
                                                             -----------    -----------   -----------
      Total deposits.......................................   60,129,540     55,256,422    52,725,581
  Federal funds borrowed and security repurchase
    agreements.............................................    8,688,276      5,677,643     6,097,889
  Borrowed funds...........................................    1,535,772        903,725     2,283,295
  Long-term debt...........................................   16,502,817     17,964,800    15,455,589
  Corporation-obligated mandatorily redeemable capital
    securities of subsidiary trusts holding solely
    debentures of the Corporation..........................      180,000        180,000       180,000
  Accrued expenses and other liabilities...................    1,941,380      1,782,198     1,836,114
                                                             -----------    -----------   -----------
TOTAL LIABILITIES..........................................   88,977,785     81,764,788    78,578,468
STOCKHOLDERS' EQUITY
  Preferred stock..........................................        7,578         29,968        29,982
  Common stock.............................................    2,424,022      2,436,755     2,433,591
  Capital surplus..........................................      901,528        837,444       828,220
  Retained earnings........................................    3,802,529      3,405,077     3,272,496
  Accumulated other comprehensive income (loss)............       66,432         60,577       (96,882)
                                                             -----------    -----------   -----------
TOTAL STOCKHOLDERS' EQUITY.................................    7,202,089      6,769,821     6,467,407
                                                             -----------    -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................  $96,179,874    $88,534,609   $85,045,875
                                                             ===========    ===========   ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                                     September 30
                                                              ---------------------------
                       (IN THOUSANDS)                             2001           2000
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income................................................  $  1,041,523   $    994,366
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Provision for loan losses.............................       396,295        205,380
      Depreciation and amortization of properties and
       equipment............................................       132,373        126,987
      Amortization of intangibles and servicing rights......       199,665        147,154
      Amortization of premiums and discounts on securities
       and debt.............................................        (6,786)        (5,720)
      Mortgage servicing asset impairment charges...........       255,742             --
      Trading gains, net....................................      (258,813)       (12,092)
      Securities gains, net.................................      (126,259)        (6,188)
      Other gains, net......................................      (287,254)      (254,204)
      Originations and purchases of mortgage loans held for
       sale.................................................   (35,616,432)   (16,018,999)
      Proceeds from sales of mortgage loans held for sale...    29,753,666     15,694,532
      Decrease (increase) in accrued interest receivable....       210,231       (136,605)
      (Decrease) increase in accrued interest payable.......      (318,368)       207,054
      Net change in other assets and liabilities............      (111,150)       435,853
                                                              ------------   ------------
         Net cash (used in) provided by operating
           activities.......................................    (4,735,567)     1,377,518
LENDING AND INVESTING ACTIVITIES
  Net decrease in federal funds sold, security resale
    agreements and other investments........................       565,404        502,745
  Purchases of available-for-sale securities................    (2,048,736)    (1,141,917)
  Proceeds from sales of available-for-sale securities......     2,187,253      4,757,016
  Proceeds from maturities and prepayments of
    available-for-sale securities...........................     1,637,492      1,754,785
  Net increase in loans.....................................    (4,438,245)    (6,362,367)
  Proceeds from sales of loans..............................       448,638      2,180,361
  Proceeds from securitization of credit card receivables...       397,375        600,000
  Net increase in properties and equipment..................      (131,618)       (89,633)
  Acquisitions and divestitures, net........................        43,500             --
                                                              ------------   ------------
         Net cash (used in) provided by lending and
           investing activities.............................    (1,338,937)     2,200,990
DEPOSIT AND FINANCING ACTIVITIES
  Net increase in Federal funds borrowed and security
    repurchase agreements...................................     3,010,633        915,383
  Net increase (decrease) in borrowed funds.................       632,047     (7,489,316)
  Net increase in deposits..................................     4,826,846      2,659,271
  Repayments of long-term debt..............................    (5,671,053)    (5,425,666)
  Proceeds from issuances of long-term debt, net............     4,057,581      6,021,542
  Dividends paid............................................      (522,135)      (520,286)
  Issuances of common stock.................................        72,935         62,187
  Repurchases of common stock...............................      (166,246)       (52,279)
                                                              ------------   ------------
         Net cash provided by (used in) deposit and
           financing activities.............................     6,240,608     (3,829,164)
                                                              ------------   ------------
  Net increase (decrease) in cash and demand balances due
    from banks..............................................       166,104       (250,656)
  Cash and demand balances due from banks, January 1........     3,535,186      3,480,756
                                                              ------------   ------------
  Cash and demand balances due from banks, September 30.....  $  3,701,290   $  3,230,100
                                                              ============   ============
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................  $  2,723,605   $  2,460,752
  Income taxes paid.........................................       283,421        419,000

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                                               Other
         (Dollars in Thousands,           Preferred     Common     Capital     Retained    Comprehensive
       Except Per Share Amounts)            Stock       Stock      Surplus     Earnings    Income (Loss)     Total
---------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000................  $ 30,233    $2,428,234   $782,960   $2,665,674     $(179,368)    $5,727,733
  Comprehensive Income:
    Net income..........................                                         994,366                      994,366
    Other comprehensive income, net of
      tax:
      Change in unrealized gains and
      losses on securities, net of
      reclassification adjustment for
      net gains included in net
      income............................                                                        82,486         82,486
                                                                                                           ----------
  Total comprehensive income............                                                                    1,076,852
  Common dividends declared, $.57 per
    share...............................                                        (346,194)                    (346,194)
  Preferred dividends declared..........                                            (892)                        (892)
  Issuance of 3,723,588 common shares
    under stock-based compensation and
    dividend reinvestment plans.........                  14,894     47,293                                    62,187
  Repurchase of 2,399,400 common
    shares..............................                  (9,598)    (2,223)     (40,458)                     (52,279)
  Conversion of 5,013 shares of
    preferred stock to 15,183 common
    shares..............................      (251)           61        190                                        --
                                          --------    ----------   --------   ----------     ---------     ----------
Balance, September 30, 2000.............  $ 29,982    $2,433,591   $828,220   $3,272,496     $ (96,882)    $6,467,407
                                          ========    ==========   ========   ==========     =========     ==========
Balance, January 1, 2001................  $ 29,968    $2,436,755   $837,444   $3,405,077     $  60,577     $6,769,821
  Comprehensive Income:
    Net income..........................                                       1,041,523                    1,041,523
    Other comprehensive income, net of
      tax:
      Cumulative effect of change in
        accounting principle............                                                       (25,995)       (25,995)
      Change in unrealized gains and
        losses on securities, net of
        reclassification adjustment for
        net gains included in net
        income..........................                                                       110,949        110,949
      Change in unrealized gains and
        losses on derivative instruments
        used in cash flow hedging
        relationships, net of
        reclassification adjustment for
        net losses included in net
        income..........................                                                       (80,776)       (80,776)
      Change in unrealized gains and
        losses on retained interests in
        the securitized credit card
        trust...........................                                                         1,677          1,677
                                                                                                           ----------
  Total comprehensive income............                                                                    1,047,378
  Common dividends declared, $.865 per
    share...............................                                        (520,793)                    (520,793)
  Preferred dividends declared..........                                          (1,006)                      (1,006)
  Issuance of 4,777,002 common shares
    under stock-based compensation
    plans...............................                  19,108     53,827                                    72,935
  Repurchase of 9,316,800 common
    shares..............................                 (37,267)    (6,707)    (122,272)                    (166,246)
  Conversion of 447,796 shares of
    preferred stock to 1,356,417 common
    shares..............................   (22,390)        5,426     16,964                                        --
                                          --------    ----------   --------   ----------     ---------     ----------
Balance, September 30, 2001.............  $  7,578    $2,424,022   $901,528   $3,802,529     $  66,432     $7,202,089
                                          ========    ==========   ========   ==========     =========     ==========

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were not required to be recorded in the financial statements. At the time of adoption, the Corporation designated anew certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates were designated in fair value hedge relationships. Derivative instruments used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated in cash flow hedge relationships. As a result of adopting the new standard, the Corporation recorded transition amounts associated with establishing the fair values of the derivatives and hedged items on the balance sheet. A pretax transition loss of $1.6 million, or $1.0 million after tax, was recorded in other noninterest income on the income statement in relation to establishing the fair value hedge relationships, while a $26.0 million after-tax transition loss was recorded in other comprehensive income within stockholders' equity in relation to recording the fair value of the derivatives designated in cash flow hedge relationships.
    SFAS 133, as applied to the Corporation's risk management strategies, will cause reported net income and stockholders' equity to be different from what they otherwise would have been under the prior accounting rules, with the impact in any period depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items. Although reported results will continue to be affected, SFAS 133's requirements do not change the cash flows or economic risk associated with any derivatives the Corporation is holding.
    Note 16 provides additional detail on derivative instruments held by the Corporation during the first nine months of 2001.
    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaced SFAS 125. The guidance in SFAS 140, while not changing most of the guidance originally issued in SFAS 125, revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.
    Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Corporation for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities became effective for transactions occurring after March 31, 2001.
    Application of the new rules did not have a material impact on the Corporation's results of operations, financial position or liquidity.
    BUSINESS COMBINATIONS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, which replaces Accounting Principles Board ("APB") Opinion 16. SFAS 141 requires all business combinations to be accounted for by the purchase method by prohibiting the application of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.
    While SFAS 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements of the Corporation, the issuance of the new guidance had no effect on the Corporation's results of operations, financial position or liquidity.
    GOODWILL AND OTHER INTANGIBLE ASSETS: In conjunction with the issuance of the new guidance for business combinations, the FASB also issued SFAS 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17.
    Under the provisions of SFAS 142, goodwill and certain other intangible assets which do not possess finite lives will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.
    The provisions of SFAS 142 will be applied by the Corporation beginning January 1, 2002, except with regard to any goodwill and intangible assets acquired after June 30, 2001, which will be subject to the new provisions of the standard immediately from the date of acquisition. Goodwill and other indefinite lived intangible assets will be subjected to a transitional impairment test within the first half of 2002 and any related impairment losses will be reported as resulting from a change in accounting principle. Application of the nonamortization provisions of the statement is expected to reduce noninterest expense by approximately $65 million, resulting in an increase in net income of approximately $55 million, or $.09 per diluted share, in 2002 as compared to 2001. Management has not yet determined if an impairment charge will need to be recorded in 2002 as a result of performing the transitional impairment test. In general, application of the new provisions may result in more income statement volatility due to the potential recognition of impairment losses only, which are likely to vary in amount and frequency, for goodwill and other indefinite-lived intangible assets versus reducing those assets through the recognition of recurring, consistent amortization amounts.
    ASSET RETIREMENT OBLIGATIONS: In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement

Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for National City beginning January 1, 2003 and its adoption is not expected to have a material impact on the Corporation's results of operations, financial position or liquidity.
    ACCOUNTING FOR LONG-LIVED ASSETS: SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or a distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment. The provisions of SFAS 144 will become effective for the Corporation beginning January 1, 2002 and are not expected to have a material impact on the Corporation's results of operations, financial position or liquidity.

3. ACQUISITIONS AND DIVESTITURES

    On April 18, 2001, National City sold its preferred share interest in National Asset Management Corporation ("NAMCO"), a Louisville, Kentucky-based investment advisor, to AMVESCAP PLC ("AVZ") for a gain of $88.8 million. The gain is included in other noninterest income on the income statement. The carrying value of National City's investment in the NAMCO preferred shares was $1.5 million. Cash proceeds of $49.0 million and 2.8 million shares of AVZ stock, with a value of $41.3 million, were received in connection with the sale. The shares were sold later in the second quarter.
    On June 28, 2001, the Corporation's 86%-owned item processing subsidiary, National Processing, Inc. ("National Processing"), acquired a 70% interest in ABN AMRO Merchant Services, LLC ("AAMS") for cash of $48.5 million. Under the terms of the agreement, National Processing will provide AAMS with all merchant-processing services including both authorization and settlement of all card-based transactions. The acquisition was accounted for as a purchase under APB Opinion 16, with the results of operations of AAMS included in the Corporation's income statement from the date of acquisition. Goodwill of $27.1 million with an assumed useful life of 20 years was recorded in connection with the acquisition. The remainder of the purchase price was allocated to other intangibles, primarily acquired merchant contracts, which are being amortized on a straight-line basis over 10 years.
    In June 2001, National Processing committed to a formal plan to dispose of its Business Process Outsourcing ("BPO") business unit. This business unit primarily processed healthcare claims, credit card applications, and airline lift tickets. In connection with the formal plan of disposal, a pretax impairment loss of $5.4 million, net of minority interest benefit, was recorded in June 2001 and is included in other noninterest expense on the income statement. On July 11, 2001, National Processing signed a definitive agreement with Affiliated Computer Services, Inc. to sell the data capture services line for $43.0 million in cash. The sale was completed on August 29, 2001.

4. ASSET SECURITIZATIONS

    In January of 2001, the Corporation sold $397.4 million of credit card receivables in a securitization transaction and recognized a pretax gain of $20.6 million, which was recorded in other noninterest income, and was comprised of $16.2 million of attributed allowance for loan losses and $4.4 million of retained interest in the cash flows of the trust. Transaction costs of $1.8 million incurred in connection with the transaction were deferred and are being amortized over the five-year term of the trust.
    In the securitization, the Corporation retained servicing responsibilities and subordinated interests. The Corporation receives annual servicing fees approximating 2% of the outstanding credit card balances and the right to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The right to these future cash flows represents the Corporation's retained interest in the trust. The retained interest is subordinate to investors' interests. The investors and the trust have recourse to $27.6 million of credit card balances owned by the Corporation for failure of debtors to pay when due.
    Retained interests are included in other assets on the balance sheet and are carried at fair value with changes in estimated value considered temporary recorded through other comprehensive income or loss within stockholders' equity. The Corporation uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning the rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. These assumptions are reviewed regularly by management.
    The estimated fair value of all retained interests in the credit card trust were as follows on the dates indicated:

                                 SEPT. 30   Dec. 31   Sept. 30
         (IN MILLIONS)             2001      2000       2000
--------------------------------------------------------------
Series 2000-1..................   $ 6.5      $4.5       $2.1
Series 2001-1..................     4.6        --         --
                                  -----      ----       ----
  Total retained interests.....   $11.1      $4.5       $2.1
                                  =====      ====       ====

    Key weighted average economic assumptions used in valuing the retained interests at September 30, 2001 were as follows: a monthly principal repayment rate of 15.90%, a weighted average life of 5.0 months, expected annual credit losses of 5.06%, a discount rate of 15.00%, a yield of 12.95% and a variable coupon rate to investors of 3.69%.
    Servicing fees, amortized transaction costs and gains and losses considered other than temporary related to changes in the fair value of retained interests are included in card-related fee income on the income statement.

    Quantitative information about delinquencies, net credit losses, and components of managed credit card loans follows. This information excludes certain unsecured personal and business lines of credit included in the caption "credit card loans" presented elsewhere in this Quarterly Report.

                                  Three Months           Nine Months
                                      Ended                 Ended
                                  September 30          September 30
                               -------------------   -------------------
    (DOLLARS IN MILLIONS)        2001       2000       2001       2000
------------------------------------------------------------------------
Average credit card loans:
 Loans held in portfolio.....  $1,227.3   $1,692.7   $1,217.5   $1,697.0
 Loans held for
   securitization............        --         --       43.3         --
 Loans securitized...........     997.4      451.5      956.7      404.0
                               --------   --------   --------   --------
   Total managed loans.......  $2,224.7   $2,144.2   $2,217.5   $2,101.0
                               ========   ========   ========   ========
Net credit losses............  $   21.7   $   20.3   $   76.3   $   61.4
Net credit losses to average
 managed loans...............     3.88%      3.77%      4.60%      3.90%

Period-end loans:
 Loans held in portfolio.....                        $1,216.5   $1,440.0
 Loans securitized...........                           997.4      747.5
                                                     --------   --------
   Total managed loans.......                        $2,213.9   $2,187.5
                                                     ========   ========
Delinquencies (30 days or
 more) to period-end managed
 loans.......................                           3.68%      3.61%

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    Activity in the allowance for loan losses follows:

                             Three Months             Nine Months
                                 Ended                   Ended
                             September 30            September 30
                         ---------------------   ---------------------
    (IN THOUSANDS)          2001        2000        2001        2000
----------------------------------------------------------------------
Balance at beginning of
 period................  $  989,936   $970,362   $  928,592   $970,463
Provision..............     160,000     70,363      396,295    205,380
Allowance related to
 loans securitized or
 sold..................      (2,372)   (25,016)      (1,485)   (25,321)
Charge-offs:
 Commercial............      71,822     19,577      138,762     68,803
 Real estate -
   commercial..........       6,227      1,635       12,170      5,172
 Real estate -
   residential.........      13,572      6,169       34,830     17,990
 Consumer..............      50,281     43,248      138,681    121,737
 Credit card...........      25,184     27,103       73,002     79,096
 Home equity...........       3,794      1,644        9,079      4,804
                         ----------   --------   ----------   --------
 Total charge-offs.....     170,880     99,376      406,524    297,602
Recoveries:
 Commercial............       3,406      4,546       12,808     13,951
 Real estate -
   commercial..........         589        945        3,194      3,419
 Real estate -
   residential.........         746        172        1,035        810
 Consumer..............      16,280     16,949       52,546     54,138
 Credit card...........       9,950      5,176       19,681     17,383
 Home equity...........         735      1,371        2,248      2,871
                         ----------   --------   ----------   --------
 Total recoveries......      31,706     29,159       91,512     92,572
                         ----------   --------   ----------   --------
Net charge-offs........     139,174     70,217      315,012    205,030
                         ----------   --------   ----------   --------
Balance at end of
 period................  $1,008,390   $945,492   $1,008,390   $945,492
                         ==========   ========   ==========   ========

    The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. When loans are identified for sale or securitization, attributed loan loss allowance is reclassified as a direct reduction to the carrying value of the loans.
    The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume.
    The unallocated portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic factors in the individual markets in which National City operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes knowledge of the portfolio may be incomplete.
    In December 2000, the Corporation closed the wholesale and retail loan origination units of its consumer finance subsidiary, Altegra Credit Company ("Altegra"). As part of the decision to exit this activity, the Corporation assumed a more aggressive stance on the management of the portfolio of loans generated by the closed Altegra units, which has contributed to increased net charge-offs, nonperforming assets, and delinquencies in 2001. In the second quarter of 2001, the Corporation committed to accelerate the disposition of a portfolio of nonperforming and delinquent loans, which at that time totaled approximately $250 million. In doing so, the allowance for loan losses provided for this portfolio was increased by $55.0 million through a second quarter charge to the provision for loan losses. As these problem credits are exited, charged off or otherwise resolved, this associated allowance will be used to absorb the losses. The amount of the allowance allocated was determined based on estimated secondary market prices or liquidation values that could be realized upon disposition or internal workout of these loans in a relatively short period of time. During the third quarter, $8.4 million of loans from the portfolio were sold. Related loan loss allowance of $2.4 million was included in the basis of the loans sold, essentially covering the loss on the sale. Loans from the segregated portfolio totaling $6.6 million were also charged off in the third quarter. At September 30, 2001, loans totaling approximately $210 million remained in this segregated portfolio with an associated allowance of $46.0 million.
    Also during the third quarter, National City sold a portfolio of credit card receivables that had previously been charged off. The sale generated a gain of $6.7 million, $5.6 million of which was allocated to credit card receivables owned by the Corporation and recorded as a recovery of loan loss allowance, with the remaining $1.1 million allocated to securitized receivables and included in card-related fees on the income statement.
    The Asset Quality section of Management's Discussion and Analysis provides detail regarding nonperforming loans. At September 30, 2001, December 31, 2000 and September 30, 2000, impaired loans, as defined by SFAS 114, totaled $114.1 million, $85.4 million and $80.2 million, respectively. Average impaired loans for the nine months ended September 30, 2001 and 2000 were $113.9 million and $53.0 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans at September 30, 2001, December 31, 2000 and September 30, 2000 was $45.2 million, $45.1 million and $47.2 million, respectively. All impaired loans were included in nonperforming loans and had an associated allowance.

6. SECURITIES

    Securities available for sale follow:

                                    Amortized        Fair
          (In Thousands)               Cost         Value
------------------------------------------------------------
SEPTEMBER 30, 2001
U.S. Treasury and Federal agency
  debentures......................  $  970,745    $1,022,716
Mortgage-backed securities........   4,784,323     4,910,151
Asset-backed and corporate debt
  securities......................     976,758       983,058
States and political
  subdivisions....................     712,950       755,095
Other.............................     821,086       867,624
                                    ----------    ----------
  Total securities................  $8,265,862    $8,538,644
                                    ==========    ==========
DECEMBER 31, 2000
U.S. Treasury and Federal agency
  debentures......................  $1,124,766    $1,126,777
Mortgage-backed securities........   5,514,642     5,476,141
Asset-backed and corporate debt
  securities......................   1,440,377     1,434,766
States and political
  subdivisions....................     767,649       797,401
Other.............................     963,903     1,069,448
                                    ----------    ----------
  Total securities................  $9,811,337    $9,904,533
                                    ==========    ==========
SEPTEMBER 30, 2000
U.S. Treasury and Federal agency
  debentures......................  $  967,083    $  941,526
Mortgage-backed securities........   5,744,758     5,567,986
Asset-backed and corporate debt
  securities......................   1,272,809     1,258,945
States and political
  subdivisions....................     784,553       800,426
Other.............................   1,035,444     1,086,729
                                    ----------    ----------
  Total securities................  $9,804,647    $9,655,612
                                    ==========    ==========

    Gross unrealized gains for the entire portfolio totaled $278.5 million, $164.0 million and $77.8 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. Gross unrealized losses at the same period ends totaled $5.7 million, $70.8 million and $226.8 million, respectively. Net unrealized gains and losses in the available-for-sale securities portfolio are included, net of tax, in accumulated other comprehensive income or loss within stockholders' equity or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.
    For the nine months ended September 30, 2001 and 2000, gross realized gains were $127.8 million and $73.4 million, respectively, and gross realized losses were $1.5 million and $67.2 million, respectively.
    Other securities includes the Corporation's internally-managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $351.0 million and $380.1 million, respectively, as of September 30, 2001, compared to an amortized cost and fair value of $569.7 million and $668.8 million, respectively, at December 31, 2000 and an amortized cost and fair value of $650.5 million and $692.1 million, respectively, at September 30, 2000.
    As of September 30, 2001, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agency securities, which exceeded 10% of stockholders' equity.

7. MORTGAGE BANKING

    Mortgage banking revenue includes conforming mortgage loan servicing, originations, and sales activity conducted through the Corporation's wholly-owned subsidiary, National City Mortgage Co. and the Corporation's banking affiliates, as well as nonconforming mortgage loan originations and sales activity conducted through National City's consumer finance subsidiary, First Franklin Financial Corporation. Details of mortgage banking revenue follow:

                           Three Months           Nine Months
                               Ended                 Ended
                           September 30           September 30
                        -------------------   --------------------
    (IN THOUSANDS)        2001       2000       2001        2000
------------------------------------------------------------------
Servicing Revenue:
 Net servicing fees...  $ 69,795   $ 52,684   $ 191,939   $149,619
 Amortization of
   mortgage servicing
   assets.............   (50,291)   (32,430)   (135,676)   (88,113)
 Mortgage servicing
   asset impairment...   (32,999)        --    (255,742)        --
 Gains on sales of
   servicing assets...        --         --       2,996     13,664
                        --------   --------   ---------   --------
 Net servicing
   revenue............   (13,495)    20,254    (196,483)    75,170
Conforming origination
 and sales revenue....    90,936     83,595     267,488    242,017
Other conforming
 mortgage banking
 revenue..............        28        293          94      7,543
                        --------   --------   ---------   --------
 Total conforming
   mortgage banking
   revenue............    77,469    104,142      71,099    324,730
Nonconforming
 origination and sales
 revenue..............     3,019      6,312      32,272     44,628
                        --------   --------   ---------   --------
 Total mortgage
   banking revenue....  $ 80,488   $110,454   $ 103,371   $369,358
                        ========   ========   =========   ========

    A summary of conforming and nonconforming residential mortgage loan production follows:

                                 Three Months        Nine Months
                                    Ended               Ended
                                 September 30       September 30
                               ----------------   -----------------
        (IN MILLIONS)           2001      2000     2001      2000
-------------------------------------------------------------------
Conforming residential
 mortgage loan
 originations................  $12,856   $5,647   $35,715   $14,878
Nonconforming residential
 mortgage loan
 originations................      613      316     1,809     1,426
                               -------   ------   -------   -------
 Total residential mortgage
   originations..............  $13,469   $5,963   $37,524   $16,304
                               =======   ======   =======   =======
Conforming residential
 mortgage loan sales.........  $12,378   $5,721   $28,857   $13,244
Nonconforming residential
 mortgage loans sales........      225      299     1,180     1,640
                               -------   ------   -------   -------
 Total residential mortgage
   loan sales................  $12,603   $6,020   $30,037   $14,884
                               =======   ======   =======   =======

    National City's portfolio of residential mortgage loans serviced was $74.9 billion at September 30, 2001, compared to $57.1 billion at December 31, 2000 and $53.2 billion at September 30, 2000.
    The Corporation recognizes as separate assets rights to service mortgage loans it does not own. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on the relative fair values of each. Purchased mortgage servicing assets are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing assets hedged with derivative instruments as part of SFAS 133 hedge relationships are carried at fair value and consequently may be adjusted above their initial carrying value.
    A rollforward of the carrying value of mortgage servicing assets follows:

                        Three Months Ended      Nine Months Ended
                           September 30            September 30
                       ---------------------   --------------------
   (IN THOUSANDS)         2001        2000       2001        2000
-------------------------------------------------------------------
Balance at beginning
 of period...........  $1,007,365   $948,661   $ 999,707   $785,008
Additions............     175,119     93,229     456,406    240,416
Amortization.........     (50,291)   (32,430)   (135,676)   (88,113)
SFAS 133 hedge basis
 adjustments.........    (279,632)        --    (243,548)        --
Impairment charges...     (32,999)        --    (255,742)        --
Sales................      (1,970)   (28,960)     (3,555)   (29,124)
Other................          --     (4,063)         --     68,250
                       ----------   --------   ---------   --------
Balance at end of
 period..............  $  817,592   $976,437   $ 817,592   $976,437
                       ==========   ========   =========   ========

    The fair value of mortgage servicing rights is determined by calculating the present value of estimated future net cash flows, taking into consideration expected mortgage loan prepayment speeds, discount rates, servicing costs and other economic factors. Risk associated with declines in the estimated fair value of mortgage servicing assets, due to increases in mortgage prepayment rates, is managed using derivative instruments and securities. Beginning in April 2001, the corporation designated various derivative instruments as fair value hedges of mortgage servicing assets under the guidelines of SFAS 133. Hedge basis adjustments reduced the carrying value of mortgage servicing assets in the third quarter and nine months ended September 30, 2001 by $279.6 million and $243.5 million, respectively. These basis adjustments represented a decrease in the estimated fair value of the servicing assets being hedged and were more than offset by third quarter and year-to-date gains on the associated derivatives of $321.9 million and $290.3 million, respectively. Net ineffective hedge gains of $42.3 million and $46.8 million for the third quarter and nine months ended September 30, 2001, respectively, are included with other SFAS 133 ineffective hedge gains and losses in other noninterest income.
    Certain derivative instruments used by the corporation during the first nine months of 2001 to protect the value of the mortgage servicing assets were not included in SFAS 133 hedge relationships but were instead included in the trading portfolio.

    For the first nine months of 2001, the Corporation recognized impairment losses of $255.7 million on mortgage servicing assets, offset by $221.3 million of trading gains from derivatives used to protect the estimated fair value of the mortgage servicing assets and $46.8 million of net ineffective hedge gains. Further discussion on derivative instruments and hedging activities is included in Note 16.
    Prior to the January 1, 2001 adoption of SFAS 133, the fair values of derivative instruments used to protect changes in the fair value of mortgage servicing assets were considered in determining impairment but were not included on the balance sheet, and any cash gains and losses on these instruments were included as basis adjustments to the carrying value of mortgage servicing assets. In the rollforward above, changes in the derivative basis adjustment in 2000 are presented as other activity. At September 30, 2001 and 2000, the carrying value of the mortgage servicing assets approximated the estimated fair value.

8. BORROWED FUNDS

                             SEPT. 30    Dec. 31     Sept. 30
      (IN THOUSANDS)           2001        2000        2000
--------------------------------------------------------------
U.S. Treasury demand
  notes...................  $1,065,575   $413,947   $1,583,199
Commercial paper..........     420,266    368,619      505,213
Other.....................      49,931    121,159      194,883
                            ----------   --------   ----------
  Total borrowed funds....  $1,535,772   $903,725   $2,283,295
                            ==========   ========   ==========

    U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and loans. The funds are placed with the banks at the discretion of the U.S. Treasury and may be called at any time.

9. LONG-TERM DEBT

                         SEPT. 30       Dec. 31      Sept. 30
(DOLLARS IN THOUSANDS)     2001          2000          2000
---------------------------------------------------------------
8.50% subordinated
 notes due 2002.......  $    99,984   $    99,967   $    99,961
6.625% subordinated
 notes due 2004.......      258,648       249,590       249,558
7.75% subordinated
 notes due 2004.......      199,274       199,082       199,018
8.50% subordinated
 notes due 2004.......      149,705       149,611       149,579
7.20% subordinated
 notes due 2005.......      249,894       249,872       249,865
5.75% subordinated
 notes due 2009.......      309,949       299,071       299,043
6.875% subordinated
 notes due 2019.......      727,715       698,870       698,855
Other.................       10,000        10,000        10,000
                        -----------   -----------   -----------
  Total parent
    company...........    2,005,169     1,956,063     1,955,879
                        -----------   -----------   -----------

6.50% subordinated
 notes due 2003.......      209,946       199,825       199,806
7.25% subordinated
 notes due 2010.......      253,541       223,435       223,394
6.30% subordinated
 notes due 2011.......      212,983       200,000       200,000
7.25% subordinated
 notes due 2011.......      198,017       197,869       197,820
6.25% subordinated
 notes due 2011.......      314,800       297,627       297,568
Other.................           --            --            13
                        -----------   -----------   -----------
  Total subsidiary....    1,189,287     1,118,756     1,118,601
                        -----------   -----------   -----------
  Total long-term debt
    qualifying for
    Tier 2 Capital....    3,194,456     3,074,819     3,074,480
                        -----------   -----------   -----------

Senior bank notes.....    9,553,660    11,654,335     9,494,978
Federal Home Loan Bank
 advances.............    3,751,181     3,231,246     2,881,169
Other.................        3,520         4,400         4,962
                        -----------   -----------   -----------
  Total other long-
    term debt.........   13,308,361    14,889,981    12,381,109
                        -----------   -----------   -----------
    Total long-term
      debt............  $16,502,817   $17,964,800   $15,455,589
                        ===========   ===========   ===========

    The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. Further discussion on derivative instruments and hedging activities is included in Note 16.
    All of the subordinated notes of the parent and bank subsidiaries pay interest semi-annually and may not be redeemed prior to maturity.
    Long-term advances from the Federal Home Loan Bank ("FHLB") are at fixed and variable rates and have maturities ranging from 2002 to 2023. The weighted average interest rate of the advances as of September 30, 2001 was 3.64%. Advances from the FHLB are collateralized by qualifying securities and loans.
    The senior bank notes are at fixed and variable rates and have maturities ranging from 2001 to 2078. The weighted average interest rate of the notes as of September 30, 2001 was 3.43%.

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

11. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

    The Corporation and its banking subsidiaries are subject to various regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of risk-weighted assets are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on the Corporation's financial position and operations.
    The table below reflects regulatory and various other measures of capital:

                                SEPT. 30            Dec. 31            Sept. 30
                                  2001                2000               2000
       (Dollars in         ------------------   ----------------   ----------------
        MILLIONS)           AMOUNT     RATIO     AMOUNT    RATIO    AMOUNT    RATIO
-----------------------------------------------------------------------------------
Total equity/assets......  $7,202.1     7.49%   $6,769.8    7.65%  $6,467.4    7.60%
Common equity/assets.....   7,194.5     7.48     6,739.8    7.61    6,437.4    7.57
Tangible common
 equity/tangible
 assets..................   6,008.0     6.32     5,538.5    6.34    5,198.5    6.20
Tier 1 capital...........   6,102.7     7.27     5,636.5    7.02    5,554.7    7.29
Total risk-based
 capital.................   9,473.0    11.28     9,191.1   11.45    9,157.7   12.03
Leverage.................   6,102.7     6.56     5,636.5    6.70    5,554.7    6.67
-----------------------------------------------------------------------------------

    The tangible common equity ratio excludes intangible assets from both the numerator and denominator. Intangible asset amounts follow:

                              SEPT. 30     Dec. 31    Sept. 30
       (IN MILLIONS)            2001        2000        2000
---------------------------------------------------------------
Goodwill....................  $1,103.2    $1,124.0    $1,157.0
Other intangibles...........      83.3        77.3        81.9
                              --------    --------    --------
  Total intangible assets...  $1,186.5    $1,201.3    $1,238.9
                              ========    ========    ========

    Tier 1 capital consists of total equity plus qualifying capital securities and minority interest, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets and adjustments related to the valuation of mortgage servicing assets.
    Tier 2 capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized holding gains on certain equity securities.
    Both the Tier 1 and Tier 2 capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.
    The leverage ratio reflects Tier 1 capital divided by average total assets for the quarter. Average assets used in the calculation excludes certain intangible assets.
    National City's Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital and leverage ratios, respectively.
    Dividends paid by the subsidiary banks to the Parent company are also subject to various legal and regulatory restrictions. At September 30, 2001, bank subsidiaries may pay the Parent company, without prior regulatory approval, $1.7 billion of dividends. During the first nine months of 2001, dividends totaling $460.0 million were declared and paid to the Parent company by the subsidiary banks.

12. STOCKHOLDERS' EQUITY

    A summary of outstanding shares of the Corporation's preferred and common stock follows:

                           SEPT. 30       Dec. 31      Sept. 30
                             2001          2000          2000
-----------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......      151,569       599,365       599,639
Common Stock, $4 par
  value, authorized
  1,400,000,000 shares..  606,005,287   609,188,668   608,397,735

    National City's preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by National City at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock. During the first nine months of 2001, preferred stockholders converted 447.8 thousand preferred shares into 1.4 million common shares. Except in certain circumstances, the holders of the preferred stock have no voting rights.
    In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. In connection with this repurchase authorization, the Corporation entered into an agreement in 2000 with a third party that provided the Corporation with an option to purchase up to $300 million of National City common stock through the use of forward transactions. The forward transactions can be settled from time to time, at the Corporation's election, on a physical, net cash or net share basis. In January 2001, the Corporation settled open forward transactions for 9.3 million shares of its common stock through physical share settlement whereby the Corporation paid cash of $166.2 million, or $17.84 per share, to the third party in exchange for taking physical delivery of the 9.3 million shares. On the settlement date, common shares outstanding and stockholders' equity were reduced. The Corporation may, but is not obligated to, enter into forward transactions with the third party until the agreement's final maturity date of April 19, 2002. At September 30, 2001, the Corporation had no open forward contracts with the third party under this agreement. As of September 30, 2001, 15.6 million shares remained authorized for repurchase under the October 1999 stock repurchase authorization.
    On January 1, 2001, the Corporation recorded a transition loss of $26.0 million after tax, presented as a cumulative effect of a change in accounting principle, associated with establishing the fair values of derivatives designated into cash flow hedging relationships on the balance sheet in accordance with the adoption of SFAS 133.

    A summary of activity in accumulated other comprehensive income (loss) follows:

                                      Nine Months Ended
                                         September 30
                                    ----------------------
          (IN THOUSANDS)              2001         2000
----------------------------------------------------------
Accumulated unrealized gains
  (losses) on securities available
  for sale at January 1, net of
  tax.............................  $  60,577    $(179,368)
Net unrealized gains for the
  period, net of tax expense of
  $103,932 in 2001 and $46,581 in
  2000............................    193,017       86,508
Reclassification adjustment for
  gains included in net income,
  net of tax expense of $44,191 in
  2001 and $2,166 in 2000.........    (82,068)      (4,022)
                                    ---------    ---------
Effect on other comprehensive
  income for the period...........    110,949       82,486
                                    ---------    ---------
Accumulated unrealized gains
  (losses) on securities available
  for sale at September 30, net of
  tax.............................  $ 171,526    $ (96,882)
                                    =========    =========
Accumulated unrealized gains
  (losses) on derivatives used in
  cash flow hedging relationships
  at January 1, net of tax........  $      --    $      --
Cumulative effect of change in
  accounting principle, net of tax
  benefit of $13,997..............    (25,995)          --
Net unrealized losses for the
  period, net of tax benefit of
  $56,943.........................   (105,751)          --
Reclassification adjustment for
  losses included in net income,
  net of tax benefit of $13,448...     24,975           --
                                    ---------    ---------
Effect on other comprehensive
  income for the period...........   (106,771)          --
                                    ---------    ---------
Accumulated unrealized losses on
  derivatives used in cash flow
  hedging relationships at
  September 30, net of tax........  $(106,771)   $      --
                                    =========    =========
Accumulated unrealized gains
  (losses) on retained interests
  in the securitized credit card
  trust at January 1, net of
  tax.............................  $      --    $      --
Net unrealized gains for the
  period, net of tax expense of
  $903............................      1,677           --
                                    ---------    ---------
Effect on other comprehensive
  income for the period...........      1,677           --
                                    ---------    ---------
Accumulated unrealized gains on
  retained interests in the
  securitized credit card trust at
  September 30, net of tax........  $   1,677    $      --
                                    =========    =========
Accumulated other comprehensive
  income (loss) at January 1, net
  of tax..........................  $  60,577    $(179,368)
Other comprehensive income, net of
  tax.............................      5,855       82,486
                                    ---------    ---------
Accumulated other comprehensive
  income (loss) at September 30,
  net of tax......................  $  66,432    $ (96,882)
                                    =========    =========

13. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                           Nine Months
                                              Ended
                                           September 30
                                       --------------------
           (IN THOUSANDS)                2001        2000
-----------------------------------------------------------
Applicable to income exclusive of
  securities transactions............  $555,938    $508,020
Applicable to securities
  transactions.......................    44,191       2,166
                                       --------    --------
  Total income tax expense...........  $600,129    $510,186
                                       ========    ========

    The effective tax rate was 36.6% and 33.9% for the nine months ended September 30, 2001 and 2000, respectively. Income tax expense for the first nine months of 2001 included a $40.0 million charge related to tax exposure for corporate-owned life insurance deductions. See Note 14 for further discussion.
14. CONTINGENT LIABILITIES

    During late 1999, the Corporation was notified by the Internal Revenue Service ("IRS") of adjustments relating to its corporate-owned life insurance ("COLI") programs proposed in the Revenue Agent's Reports for the Corporation's Federal income tax returns for the years 1990 through 1995. These proposed adjustments involved the disallowance of certain deductions, which, with the expected effect on tax returns for years subsequent to 1995, represented an exposure for tax and interest of approximately $200 million. In the first quarter of 2000, the Corporation made payments of taxes and interest attributable to COLI interest deductions for years 1990 through 1995 to avoid the potential assessment by the IRS of any additional above-market rate interest on the contested amount. The payments to the IRS were included on the balance sheet in other assets pending the resolution of this matter. In February 2001, the Corporation recorded a $40.0 million charge related to the tax exposure on the COLI deductions. Subsequently, in May 2001, the Corporation reached a final settlement through negotiations with the IRS for all tax years containing such deductions. The first quarter charge when combined with previous accruals covered the full settlement amount. As a result, the Corporation has no further balance sheet or income statement exposure related to this matter.
    The Corporation, through merchant card services provided by its National Processing subsidiary and under the rules governing VISA(R) and MasterCard(R) transactions, may be contingently liable for certain amounts disputed between a customer and a merchant for which the Corporation credits or refunds the customer but is unable to collect the amount from the merchant due to bankruptcy or other reasons. In most cases, a contingent liability is unlikely to arise because most products and services are delivered when purchased and credits are issued on returned items. However, where the product or service is not provided until some later time following the purchase, a contingent liability could arise in the event the Corporation is unable to collect from the merchant. In the opinion of management, the probability of material loss to the Corporation arising from any potential contingent liability is remote.
    National City or its subsidiaries are also involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. It is management's opinion the Consolidated Financial Statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

15. NET INCOME PER SHARE

    The calculation of net income per common share follows:

                              Three Months            Nine Months
                                  Ended                  Ended
                              September 30           September 30
  (In Thousands, Except    -------------------   ---------------------
   PER SHARE AMOUNTS)        2001       2000        2001        2000
----------------------------------------------------------------------
BASIC:
 Net income..............  $356,618   $330,636   $1,041,523   $994,366
 Less preferred
   dividends.............       114        449        1,006      1,349
                           --------   --------   ----------   --------
 Net income applicable to
   common stock..........  $356,504   $330,187   $1,040,517   $993,017
                           ========   ========   ==========   ========
 Average common shares
   outstanding...........   605,005    608,277      602,489    606,995
                           ========   ========   ==========   ========
 Net income per common
   share - basic.........      $.59       $.55        $1.73      $1.64
                           ========   ========   ==========   ========
DILUTED:
 Net income..............  $356,618   $330,636   $1,041,523   $994,366
                           ========   ========   ==========   ========
 Average common shares
   outstanding...........   605,005    608,277      602,489    606,995
 Stock option
   adjustment............     7,957      3,139        7,608      2,858
 Preferred stock
   adjustment............       867      1,816        1,487      1,818
                           --------   --------   ----------   --------
 Average common shares
   outstanding -
   diluted...............   613,829    613,232      611,584    611,671
                           ========   ========   ==========   ========
 Net income per common
   share - diluted.......      $.58       $.54        $1.70      $1.63
                           ========   ========   ==========   ========

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

16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Corporation is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Derivative instruments represent contracts between parties that usually require no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying.
    As discussed in Note 2, on January 1, 2001, the Corporation adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were not required to be recorded in the financial statements. For derivatives designated as the hedge of a specific risk, however, the statement does permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative, thereby reducing the earnings volatility that would result from having to recognize only the derivative at fair value. If a derivative is not included in a hedge relationship, it is classified in the trading portfolio and carried at fair value with changes in fair value recognized in current-period earnings.
    The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133, while derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on a derivative included in a fair value hedge relationship are recorded as adjustments to the interest recorded on the hedged asset or liability. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods during which the hedged forecasted transaction affects earnings. Under both scenarios, derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values and cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been highly effective as a hedge, hedge accounting is discontinued prospectively and the derivative instrument is reclassified into the trading portfolio and carried at fair value.
    The Corporation's primary market risk is interest rate risk and management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The derivative instruments used include interest rate swaps, interest rate futures and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the Corporation's risk management strategies given the current and anticipated interest rate environment. Derivative instruments used to manage the Corporation's interest rate risk are usually designated into a SFAS 133 hedge relationship with the specific asset, liability or cash flows being hedged; however, these instruments may also be included in the trading portfolio if they fall out of effectiveness or if operational or cost constraints make it prohibitive to apply hedge accounting.
    As with any financial instrument, derivative instruments have inherent risks. Market risk is the adverse effect a change in interest rates, currency or implied volatility has on the value of a financial instrument. National City manages market risk associated with derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The risk is periodically measured as part of the Corporation's overall market risk monitoring process, which includes the use of earnings simulation, net present value estimation and value-at-risk methodologies.
    Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing unrealized gains. The Corporation has established bilateral collateral agreements with its major off-balance-sheet counterparties that provide for exchanges of marketable securities to collateralize either party's unrealized gains.

    FAIR VALUE HEDGES: During the first nine months of 2001, the Corporation used receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged included purchased deposits, long-term FHLB advances, subordinated debt and senior bank notes.
    The Corporation also used pay-fixed interest rate swaps, interest rate futures, interest rate caps and floors and interest rate forwards to hedge the fair values of mortgage servicing assets and certain fixed-rate residential and commercial loans and U.S. Treasury securities.
    For the three and nine-month periods ended September 30, 2001, the Corporation recognized net ineffective fair value hedge gains of $24.3 million and $26.0 million, respectively. Ineffective hedge gains or losses are included in other noninterest income on the income statement. There were no gains or losses during these periods related to components of derivative instruments which were excluded from the assessment of hedge effectiveness.
    CASH FLOW HEDGES: During the first nine months of 2001, the Corporation hedged cash flow variability related to variable-rate funding products, specifically FHLB advances and senior bank notes, through the use of pay-fixed interest rate swaps.
    During the third quarter and first nine months of 2001, the Corporation recognized in other noninterest income net ineffective cash flow hedge losses of $.3 million and $.4 million, respectively. There were no gains and losses during these periods related to components of derivative instruments which were excluded from the assessment of hedge effectiveness.
    Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, accumulated other comprehensive income included a deferred after-tax net loss of $106.8 million, related to derivatives included in cash flow hedging strategies. See
Note 12 for further detail of the amounts in other comprehensive income. The net after-tax derivative loss included in other comprehensive income as of September 30, 2001 is projected to be reclassified into earnings in conjunction with the recognition of interest payments on variable-rate funding products through August of 2003, with $69.6 million of the loss expected to be reclassified during the next twelve months. For the three and nine month periods ended September 30, 2001, pretax losses of $23.1 million and $38.4 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products.
    TRADING ACTIVITIES: Included in the derivative trading portfolio are instruments used for interest rate, foreign currency and other risk-management purposes, mortgage banking commitments defined as derivative instruments under SFAS 133 and instruments executed with customers to facilitate their interest rate and foreign currency risk management strategies. The Corporation generally does not enter into derivatives for purely speculative purposes. Purchased derivative instruments held in the portfolio in the first nine months of 2001 primarily included interest rate swaps, interest rate caps, floors and futures, and foreign exchange options.
    For the three and nine month periods ended September 30, 2001, the Corporation recognized net trading gains of $26.6 million and $258.8 million, respectively. For the comparative periods in 2000, net trading gains of $2.8 million and $12.1 million were recognized, respectively.
    During the first quarter of 2001, all derivative instruments used to protect the estimated fair value of mortgage servicing rights were included in the trading portfolio. These derivatives generated net trading gains of $221.3 million, which represented the majority of total net trading gains in the first nine months of 2001, and offset impairment losses on the mortgage servicing assets. See Note 7 for further discussion of these activities.

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

                                         Retail
                                         Sales
                                          and        Wholesale   Consumer     Asset      National City
           (In Thousands)             Distribution    Banking    Finance    Management     Mortgage
------------------------------------------------------------------------------------------------------
QUARTER ENDED
 SEPTEMBER 30, 2001
Net interest income (expense)(a)....   $  368,163    $270,337    $205,625    $ 26,618      $ 79,034
Provision (benefit) for loan
 losses.............................       19,390      98,910     53,559          592            --
                                       ----------    --------    --------    --------      --------
Net interest income (expense)
 after provision....................      348,773     171,427    152,066       26,026        79,034
Noninterest income..................      151,477      78,905     29,325      101,955        96,206
Noninterest expense.................      294,046     120,633     96,401       83,243        97,171
                                       ----------    --------    --------    --------      --------
Income (loss) before taxes..........      206,204     129,699     84,990       44,738        78,069
Income tax expense (benefit)(a).....       78,954      48,769     31,947       17,187        29,004
                                       ----------    --------    --------    --------      --------
Net income..........................   $  127,250    $ 80,930    $53,043     $ 27,551      $ 49,065
                                       ==========    ========    ========    ========      ========
Intersegment revenue (expense)......   $    4,729    $     --    $    --     $  8,870      $  9,407
Average assets (in millions)........       16,357      32,094     21,341        2,773         9,584

QUARTER ENDED
 SEPTEMBER 30, 2000
Net interest income (expense)(a)....   $  371,293    $243,982    $157,458    $ 25,863      $ 12,843
Provision (benefit) for loan
 losses.............................       14,220      10,543     44,985        2,950            --
                                       ----------    --------    --------    --------      --------
Net interest income (expense) after
 provision..........................      357,073     233,439    112,473       22,913        12,843
Noninterest income..................      141,878      64,084     30,124      107,574        99,989
Noninterest expense.................      292,939     111,369     91,928       80,136        87,318
                                       ----------    --------    --------    --------      --------
Income (loss) before taxes..........      206,012     186,154     50,669       50,351        25,514
Income tax expense (benefit)(a).....       79,046      70,213     19,101       18,647         9,725
                                       ----------    --------    --------    --------      --------
Net income (loss)...................   $  126,966    $115,941    $31,568     $ 31,704      $ 15,789
                                       ==========    ========    ========    ========      ========
Intersegment revenue (expense)......   $    3,709    $     --    $    --     $  7,356      $  2,399
Average assets (in millions)........       15,617      29,182     17,659        2,571         3,980

NINE MONTHS ENDED
 SEPTEMBER 30, 2001
Net interest income (expense)(a)....   $1,105,521    $791,007    $580,108    $ 81,990      $136,268
Provision (benefit) for loan
 losses.............................       43,096     162,667    223,150        3,304            --
                                       ----------    --------    --------    --------      --------
Net interest income (expense) after
 provision..........................    1,062,425     628,340    356,958       78,686       136,268
Noninterest income..................      435,389     228,576    102,267      413,753       296,154
Noninterest expense.................      859,389     363,667    328,359      252,095       261,905
                                       ----------    --------    --------    --------      --------
Income (loss) before taxes..........      638,425     493,249    130,866      240,344       170,517
Income tax expense (benefit)(a).....      244,292     185,374     49,304       87,646        63,338
                                       ----------    --------    --------    --------      --------
Net income (loss)...................   $  394,133    $307,875    $81,562     $152,698      $107,179
                                       ==========    ========    ========    ========      ========
Intersegment revenue (expense)......   $   31,892    $     --    $    --     $ 28,888      $ 21,562
Average assets (in millions)........       16,103      31,643     20,728        2,731         7,431

NINE MONTHS ENDED
 SEPTEMBER 30, 2000
Net interest income (expense)(a)....   $1,108,879    $699,851    $474,309    $ 74,681      $ 31,915
Provision (benefit) for loan
 losses.............................       33,013      48,338    127,515        6,157            --
                                       ----------    --------    --------    --------      --------
Net interest income (expense) after
 provision..........................    1,075,866     651,513    346,794       68,524        31,915
Noninterest income..................      405,095     205,554    189,320      340,544       307,525
Noninterest expense.................      860,533     326,473    303,352      245,350       252,298
                                       ----------    --------    --------    --------      --------
Income (loss) before taxes..........      620,428     530,594    232,762      163,718        87,142
Income tax expense (benefit)(a).....      237,948     199,831     87,588       60,859        33,181
                                       ----------    --------    --------    --------      --------
Net income (loss)...................   $  382,480    $330,763    $145,174    $102,859      $ 53,961
                                       ==========    ========    ========    ========      ========
Intersegment revenue (expense)......   $   11,140    $     --    $    --     $ 21,745      $  7,890
Average assets (in millions)........       16,165      28,119     18,062        2,430         3,469
------------------------------------------------------------------------------------------------------


                                       National     Parent     Consolidated
           (In Thousands)             Processing   and Other      Total
------------------------------------  -------------------------------------
QUARTER ENDED
 SEPTEMBER 30, 2001
Net interest income (expense)(a)....   $  1,351    $ (45,818)   $  905,310
Provision (benefit) for loan
 losses.............................         --      (12,451)      160,000
                                       --------    ---------    ----------
Net interest income (expense)
 after provision....................      1,351      (33,367)      745,310
Noninterest income..................    120,373       40,244       618,485
Noninterest expense.................     97,345       26,623       815,462
                                       --------    ---------    ----------
Income (loss) before taxes..........     24,379      (19,746)      548,333
Income tax expense (benefit)(a).....      9,345      (23,491)      191,715
                                       --------    ---------    ----------
Net income..........................   $ 15,034    $   3,745    $  356,618
                                       ========    =========    ==========
Intersegment revenue (expense)......   $     --    $ (23,006)   $       --
Average assets (in millions)........        428       11,756        94,333
QUARTER ENDED
 SEPTEMBER 30, 2000
Net interest income (expense)(a)....   $  2,535    $ (67,954)   $  746,020
Provision (benefit) for loan
 losses.............................         --       (2,335)       70,363
                                       --------    ---------    ----------
Net interest income (expense) after
 provision..........................      2,535      (65,619)      675,657
Noninterest income..................    106,599       68,065       618,313
Noninterest expense.................     87,975       33,644       785,309
                                       --------    ---------    ----------
Income (loss) before taxes..........     21,159      (31,198)      508,661
Income tax expense (benefit)(a).....      8,175      (26,882)      178,025
                                       --------    ---------    ----------
Net income (loss)...................   $ 12,984    $  (4,316)   $  330,636
                                       ========    =========    ==========
Intersegment revenue (expense)......   $  2,972    $ (16,436)   $       --
Average assets (in millions)........        385       14,807        84,201
NINE MONTHS ENDED
 SEPTEMBER 30, 2001
Net interest income (expense)(a)....   $  5,659    $(181,059)   $2,519,494
Provision (benefit) for loan
 losses.............................         --      (35,922)      396,295
                                       --------    ---------    ----------
Net interest income (expense) after
 provision..........................      5,659     (145,137)    2,123,199
Noninterest income..................    343,110      184,757     2,004,006
Noninterest expense.................    289,092      106,054     2,460,561
                                       --------    ---------    ----------
Income (loss) before taxes..........     59,677      (66,434)    1,666,644
Income tax expense (benefit)(a).....     25,186      (30,019)      625,121
                                       --------    ---------    ----------
Net income (loss)...................   $ 34,491    $ (36,415)   $1,041,523
                                       ========    =========    ==========
Intersegment revenue (expense)......   $     --    $ (82,342)   $       --
Average assets (in millions)........        416       12,266        91,318
NINE MONTHS ENDED
 SEPTEMBER 30, 2000
Net interest income (expense)(a)....   $  6,621    $(160,369)   $2,235,887
Provision (benefit) for loan
 losses.............................         --       (9,643)      205,380
                                       --------    ---------    ----------
Net interest income (expense) after
 provision..........................      6,621     (150,726)    2,030,507
Noninterest income..................    305,674       75,048     1,828,760
Noninterest expense.................    258,456       83,010     2,329,472
                                       --------    ---------    ----------
Income (loss) before taxes..........     53,839     (158,688)    1,529,795
Income tax expense (benefit)(a).....     20,831     (104,809)      535,429
                                       --------    ---------    ----------
Net income (loss)...................   $ 33,008    $ (53,879)   $  994,366
                                       ========    =========    ==========
Intersegment revenue (expense)......   $  8,224    $ (48,999)   $       --
Average assets (in millions)........        375       17,017        85,637
----------------------------------------------------------------------------------------

(a) Includes tax-equivalent adjustment for tax-exempt interest income

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section discusses the financial condition and results of operations of National City Corporation for the three and nine month periods ended September 30, 2001 and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented on pages 4 through 19.
     This document contains certain forward-looking statements (as defined in the Private Securities Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, unforeseen credit problems, the Corporation's ability to effectively execute its business plans, and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions, continuing consolidation in the financial services industry and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

FINANCIAL HIGHLIGHTS
     Net income for the third quarter and first nine months of 2001 was $356.6 million and $1,041.5 million, respectively, compared to net income of $330.6 million and $994.4 million, respectively, for the same periods in 2000. Net income per diluted share was $.58 for the 2001 third quarter, up from $.54 per diluted share in the third quarter of last year. Net income per diluted share for the first nine months of 2001 was $1.70, up from net income per diluted share of $1.63 for the first nine months of 2000.
     Returns on average common equity and average assets were 19.9% and 1.50%, respectively, for the third quarter of 2001 compared to 21.1% and 1.56%, respectively, for the third quarter of 2000. Year-to-date returns on average common equity and average assets were 20.3% and 1.52%, respectively, in 2001 versus 22.2% and 1.55%, respectively, in 2000.

TABLE 1: AVERAGE EARNING ASSETS

                                      Three Months Ended
                       ---------------------------------
                       SEPT. 30     June 30     Sept. 30
(In Millions)             2001         2001        2000
--------------------------------------------------------
Loans................  $68,461      $67,158     $62,248
Loans held for sale
  or securitization..    8,780       7,453        3,001
Securities (at
  cost)..............    8,276       8,768       10,786
Other................      580         642          343
                       -------      -------     -------
  Total earning
  assets.............  $86,097      $84,021     $76,378
                       =======      =======     =======

     Results for the first nine months of 2001 reflected record revenue driven by solid loan and core deposit growth, improved margins, and strength in the processing, mortgage and banking businesses.

NET INTEREST INCOME
     Tax equivalent net interest income for the third quarter and first nine months of 2001 was $905.3 million and $2,519.5 million, respectively, up from $746.0 million and $2,235.9 million for the comparable 2000 periods. The net interest margin grew to 4.20% in the third quarter of 2001 from 3.98% in the second quarter of this year and 3.90% in the third quarter of last year. The 2001 year-to-date net interest margin was 4.04%, significantly improved from the 3.83% reported for the same period a year ago. Although the sale and securitization of approximately $8 billion of earning assets during the past six quarters as part of a balance sheet enrichment strategy initially reduced net interest income, strong loan originations have since boosted average earning assets (Table 1), and when combined with better spreads, led to the increase in net interest income and the net interest margin. A richer earning asset mix, wider spreads across the loan portfolio, and lower funding costs have all contributed to the net interest margin's strength in 2001.
     Average earning assets increased to $86.1 billion for the third quarter of 2001 from $84.0 billion in the second quarter of 2001 and $76.4 billion in last year's third quarter. During the first nine months of 2000, the Corporation sold $2.0 billion of thin-spread student loans, $3.7 billion of fixed-rate debt securities, $1.0 billion of low-spread adjustable-rate mortgages and securitized $600.0 million of credit card receivables. During the first quarter of 2001, the Corporation securitized an additional $397.4 million of credit card receivables. The sales of the student loans, mortgage loans and fixed-rate debt securities reduced the reliance on purchased funding and freed up the balance sheet for more profitable investing, while the credit card securitizations diversified the Corporation's funding sources and provided for greater capital efficiency.
     Adjusted for sales and securitizations, average loans were $68.5 billion in the third quarter of 2001, up 11.3% over the prior year third quarter. Commercial loans and leases within the wholesale banking business showed especially strong year-over-year growth, despite a weaker economy, as a result of market share gains in the newer Chicago, Philadelphia and Detroit markets and the success of new product initiatives. Solid growth in loans generated by the middle-market and specialized lending groups also contributed to the increase. The commercial loans originated in 2001 have contributed to the richer earning asset mix and improved spreads. The Corporation has also focused on improving risk-adjusted returns, while continuing to maintain sound underwriting standards.
     Propelled by lower interest rates and a strong housing market, home equity and real estate loan production also contributed to the increase in loans outstanding. Loan production continued at a record pace, more than double the level in 2000. Average mortgage loans held for sale grew to $8.8 billion in the third quarter of 2001, up from $7.5 billion last quarter and $3.0 billion in the year ago third quarter. Conforming residential mortgage loan originations were $12.9 billion in the third quarter of 2001, compared to $13.9 billion last quarter and $5.6 billion in the third quarter of 2000. Nonconforming mortgage loans generated by the Corporation's consumer finance subsidiary, First Franklin Financial Corporation ("First Franklin"), also increased to $1.9 billion this quarter, up from $1.5 billion last quarter and $1.2 billion in the third quarter of 2000. While a portion of the loans originated by First Franklin are sold each quarter, the Corporation has retained $3.4 billion of First Franklin's production over the past year to improve its mix of earning assets. The retention of these loans drove the $2.6 billion increase in average residential real estate loans from the third quarter of last year, offset to some extent by runoff in the conforming mortgage loan portfolio as almost all conforming mortgage loan production was originated for sale to the secondary market.
     Growth in consumer loans in 2001 has been driven by strong home equity and automobile installment lending, somewhat offset by a decline in the automobile lease portfolio due to the decision in December 2000 to cease originating new leases.
     Average securities for the third quarter of 2001 were down from the second quarter of this year and the third quarter of last year due to both sale and runoff, reflecting the balance sheet enrichment strategy discussed earlier in this section.

TABLE 2: AVERAGE SOURCES OF FUNDING

                                      Three Months Ended
                       ---------------------------------
                       SEPT. 30     June 30     Sept. 30
(In Millions)             2001         2001        2000
--------------------------------------------------------
Noninterest bearing
  deposits...........  $11,611      $11,550     $10,837
Interest bearing core
  deposits...........   36,301      36,175       35,264
                       -------      -------     -------
    Total core
  deposits...........   47,912      47,725       46,101
Purchased deposits...   10,851      10,348        5,812
Short-term
  borrowings.........   10,533      10,083        8,667
Long-term debt and
  capital
  securities.........   16,475      15,612       16,014
                       -------      -------     -------
    Total purchased
  funding............   37,859      36,043       30,493
Stockholders'
  equity.............    7,106       6,868        6,246
                       -------      -------     -------
    Total funding....  $92,877      $90,636     $82,840
                       =======      =======     =======
    Total interest
  bearing
  liabilities........  $74,160      $72,218     $65,757
                       =======      =======     =======

TABLE 3: PERCENTAGE COMPOSITION OF AVERAGE FUNDING SOURCES

                                      Three Months Ended
                       ---------------------------------
                       SEPT. 30     June 30     Sept. 30
                         2001         2001        2000
--------------------------------------------------------
Core deposits........    51.6%        52.7%       55.7%

Purchased deposits...    11.7         11.4         7.0
Short-term
  borrowings.........    11.3         11.1        10.5
Long-term debt and
  capital
  securities.........    17.7         17.2        19.3
                        -----        -----       -----
Purchased funding....    40.7         39.7        36.8
Stockholders'
  equity.............     7.7          7.6         7.5
                        -----        -----       -----
    Total............   100.0%       100.0%      100.0%
                        =====        =====       =====

     During the third quarter of 2001, the Corporation continued to attract core deposits and fund earning asset growth with short-term purchased deposits and borrowings (Tables 2 and 3). Average core deposits totaled $47.9 billion in the third quarter of 2001, up from $47.7 billion last quarter and $46.1 billion in the year ago third quarter. The year-over-year growth in core deposits has resulted from a focused effort to retain and grow this more stable source of funding, coupled with an increase in customer escrow deposits re-lated to the increase in mortgage loan origination and payoff activity. Within the core deposit categories there has been a shift in mix from administered-rate products, such as savings accounts, to market-indexed products, such as money market accounts, due in part to a long-term retention strategy encouraging customers to switch to more favorable products. Certificate of deposit balances continued to decline in the third quarter of 2001 due to the reduced attractiveness of this product in a low interest rate environment.
TABLE 4: NONINTEREST INCOME

                             Three Months Ended            Nine Months Ended
                       ------------------------------   -----------------------
                       SEPT. 30   June 30    Sept. 30    SEPT. 30     Sept. 30
(In Thousands)           2001       2001       2000        2001         2000
-------------------------------------------------------------------------------
Deposit service
 charges.............  $117,336   $117,466   $115,392   $  346,608   $  329,778
Item processing
 revenue.............   120,293    115,724    112,051      342,458      320,595
Trust and investment
 management fees.....    79,410     86,023     79,805      247,283      253,483
Card-related fees....    42,610     38,569     41,148      125,850      116,506
Mortgage banking
 revenue.............    80,488    120,644    110,454      103,371      369,358
Trading gains
 (losses), net.......    26,563     (3,495)     2,773      258,813       12,092
Other service fees...    36,651     25,787     24,033       88,628       79,288
Brokerage revenue....    22,367     23,657     23,202       69,449       74,800
Other................    71,574    157,540     82,020      295,287      266,672
                       --------   --------   --------   ----------   ----------
 Total fees and other
income...............   597,292    681,915    590,878    1,877,747    1,822,572
Securities gains,
net..................    21,193     16,936     27,435      126,259        6,188
                       --------   --------   --------   ----------   ----------
 Total noninterest
 income..............  $618,485   $698,851   $618,313   $2,004,006   $1,828,760
                       ========   ========   ========   ==========   ==========

MARKET RISK
     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices and the potential exercise of explicit or embedded options. The Asset/ Liability Management Committee ("ALCO") meets monthly and is responsible for reviewing the interest-rate-sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors. The primary goals of asset/liability management are to maximize net interest income and the net value of future cash flows within authorized interest rate risk limits. As part of this process, management continually takes into consideration many factors, primarily expected future interest rate movements, variability and timing of future cash flows, mortgage prepayments, and changes in core deposits.
     Interest rate risk is monitored principally through the use of two complementary measures: earnings simulation modeling and net present value estimation. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions used in these measures are analyzed regularly and reviewed by ALCO.
     The most recent earnings simulation model prepared for the October 2001 ALCO meeting projects net income would decrease by approximately .6% of stable-rate net income if rates were to fall gradually by two percentage points over the next year. It projects a decrease of approximately .5% if rates were to rise gradually by two percentage points over the same period. The projected decrease is within the ALCO guideline of minus 4.0%.
     The net present value ("NPV") model prepared for the October 2001 ALCO meeting projects NPV to decline by approximately 1.4% if interest rates immediately increased by 150 basis points. If rates immediately decreased by 150 basis points, the model projects an approximate decrease in NPV of .6%. Policy guidelines limit the amount of the estimated decline in NPV to 7.0%.
     Both the earnings simulation and NPV models assume a parallel shift in the yield curve.
     The Corporation's interest-rate-risk position at the end of the third quarter was relatively neutral based on the projected results of the earnings simulation and NPV models. At the end of 2000 and during the first half of 2001, the Corporation's interest-rate-risk position reflected a higher level of liability sensitivity, which was continuing to rise as the current and projected mix of core deposits shifted to an increased level of market-indexed products and a lower level of administered-rate deposit products. Based upon an anticipated increase in interest rates in 2002, management took steps during the third quarter to reduce the Corporation's liability sensitivity, primarily by increasing the use of derivative instruments in order to reduce the interest rate risk associated with certain variable-rate funding products.
NONINTEREST INCOME
     Fees and other income (Table 4) for the third quarter of 2001 were $597.3 million versus $681.9 million last quarter and $590.9 million in the third quarter of 2000. Fees and other income for the first nine months of 2001 reached $1,877.7 million, up from $1,822.6 million last year.
     The linked-quarter decline in fees and other income was primarily due to an $88.8 million gain recognized in other income in the 2001 second quarter on the sale of the Corporation's preferred share interest in National Asset Management Corporation ("NAMCO"); a Louisville, Kentucky-based investment advisor (see Note 3 to the Consolidated Financial Statements). Excluding this second quarter gain, fees and other income in the third quarter of this year were up slightly from the second quarter due to strength in item processing revenue, card-related fee income and other service fees, and an increase in gains from derivative trading activities. Item processing revenue was boosted by income generated from National Processing's June 28, 2001 acquisition of AAMS (see Note 3 to the Consolidated Financial Statements). An increase in fees from securitized credit card receivables resulted in the increase in card-related fee income, while other service fees benefited from the closing of several large syndicated lending transactions this quarter.
     Mortgage banking revenue declined from the second to the third quarter of 2001 due principally to a lower level of nonconforming residential loan sale gains as fewer nonconforming loans generated by the Corporation's First Franklin subsidiary were sold to third parties.
     In addition, other noninterest income in the third and second quarters of 2001 included losses of $5.8 million and gains of $7.3 million, respectively, on venture capital investments and gains of $24.0 million and $6.3 million, respectively, related to SFAS 133 hedging activities. The increase in both trading and SFAS 133 net hedge gains in the third quarter related primarily to hedging mortgage servicing assets and the pipeline of committed and closed but unsold mortgage loans.
     On a year-over-year basis, growth in deposit service charges reflected increased customer debit card usage, higher cash management fees, fewer waived fees and a higher level of core deposits. Item processing revenue benefited from increased transaction volume from both new and existing customers.
     Mortgage banking revenue during the first nine months of 2001 was unfavorably affected by impairment charges resulting from a decline in the estimated fair value of mortgage servicing assets. The value of mortgage servicing assets is sensitive to changes in interest rates. In a declining rate environment, such as has been experienced so far in 2001, mortgage refinancings generally increase, causing actual and expected prepayments to increase, which drives down the estimated value of existing mortgage servicing assets. The Corporation manages the risk associated with declines in the estimated fair value of mortgage servicing assets primarily by using derivative instruments. The derivative instruments used to protect the estimated fair value of the mortgage servicing assets are either designated along with specific servicing assets into fair value hedge relationships under the guidelines of SFAS 133 or are included in the trading portfolio. For the first nine months of 2001, impairment losses on mortgage servicing assets totaled $255.7 million and were offset by net hedge gains totaling $268.1 million, comprised of net gains on trading derivatives used to protect the estimated fair value of the mortgage servicing assets of $221.3 million and SFAS 133 net hedge gains of $46.8 million. All SFAS 133 gains and losses are included within other fee income on the income statement.
     Year-to-date mortgage banking revenue, excluding impairment charges, was $359.1 million in 2001 versus $369.4 million in 2000. Higher servicing fees, due to a 41% increase in loans serviced for third parties, combined with the strength of new mortgage production supported solid revenue in 2001 but were offset by a higher level of mortgage servicing asset amortization, fewer gains on sales of nonconforming mortgage loans, and the recognition in 2000 of $24.2 million of gains from the sales of adjustable-rate mortgage loans and servicing assets, versus gains of only $3.0 million on sales of servicing assets in the first nine months of 2001. The robust level of originations in 2001 boosted the Corporation's warehouse of mortgage loans held for sale to $8.6 billion at September 30, 2001, up considerably from $2.9 billion a year ago. As these loans are sold into the secondary market, additional production revenue will be recognized. The portfolio of loans serviced for third parties also benefited from the record origination activity as it grew to $74.9 billion at September 30, 2001 from $53.2 billion at September 30, 2000. Additional detail on mortgage banking activities is included in Note 7 to the Consolidated Financial Statements.
     Trust and investment management fees and brokerage revenue have been hampered in 2001 by the effect of the weaker equity markets on transaction volumes and the market value of assets under administration. On a linked-quarter basis, $5.5 million of the decline in trust and investment management fees was due to the recognition of annual tax preparation fees in the second quarter of 2001.
     Successful sales efforts and the securitization of nearly $1.0 billion of credit card receivables over the past year led to the increase in card-related fees in the first nine months of 2001 as compared to the same period last year. Further discussion of securitization activities is included in Note 4 to the Consolidated Financial Statements.
     For the first nine months of 2001, other fee income included the $88.8 million NAMCO gain, a $20.6 million gain from the January 2001 credit card securitization, SFAS 133 net hedge gains of $25.6 million and $2.0 million of venture capital gains. Other fee income for the same period in 2000 included a $74.2 million gain from the sale of student loans, a $27.2 million gain from the third quarter 2000 credit card securitization, and $10.3 million of venture capital gains.
     Net securities gains were $21.2 million and $126.3 million for the third quarter and first nine months of 2001, respectively, compared to net securities gains of $27.4 million and $6.2 million for the same periods in 2000. Included in net securities gains for the first nine months of 2000 was a $56.3 million loss on the sale of $3.7 billion of fixed-rate debt securities. Excluding this loss, net securities gains for the year-to-date 2000 period were $62.5 million. The securities gains in both 2001 and 2000 were generated primarily from the Corporation's internally-managed portfolio of bank and thrift common stock investments. The bank stock fund is managed opportunistically with the degree of market strength and industry consolidation affecting the comparability of achieved results between periods. Unrealized appreciation in the bank stock fund portfolio was $29.1 million at September 30, 2001.

NONINTEREST EXPENSE
     Noninterest expense (Table 5) was $815.5 million in the third quarter of 2001, compared to $840.1 million in the second quarter and $785.3 million in the year ago third quarter. Noninterest expense for the first nine months of 2001 was $2,460.6 million compared to $2,329.5 million for the first nine months of last year. Volume-driven increases in personnel and card processing expenses along with costs associated with ongoing technology investment have resulted in a higher level of noninterest expense in 2001 as compared to the prior year.
     On a year-to-date basis, an increase in state and local tax expense, due to the receipt of several tax refunds in 2000, also contributed to the increase in noninterest expense.

TABLE 5: NONINTEREST EXPENSE

                             Three Months Ended            Nine Months Ended
                       ------------------------------   -----------------------
                       SEPT. 30   June 30    Sept. 30    SEPT. 30     Sept. 30
(In Thousands)           2001       2001       2000        2001         2000
-------------------------------------------------------------------------------
Salaries, benefits
 and other
 personnel...........  $418,138   $432,833   $405,984   $1,261,364   $1,214,164
Equipment............    53,549     60,747     56,038      174,298      171,479
Net occupancy........    52,190     53,544     52,730      159,213      157,214
Third-party
 services............    49,871     49,963     51,201      143,435      144,895
Card-related fees....    50,295     47,652     40,393      141,422      119,084
Postage and
 supplies............    30,674     32,643     29,692       94,493       92,004
Intangibles
 amortization........    21,842     21,065     21,966       63,989       66,041
Marketing and public
 relations...........    23,620     24,013     18,827       64,178       64,916
Telephone............    21,252     20,900     20,538       63,459       59,185
Travel and
 entertainment.......    14,157     14,009     14,754       41,718       43,542
State and local
 taxes...............    12,976     13,582     12,913       39,957       28,743
Other................    66,898     69,151     60,273      213,035      168,205
                       --------   --------   --------   ----------   ----------
   Total noninterest
     expense.........  $815,462   $840,102   $785,309   $2,460,561   $2,329,472
                       ========   ========   ========   ==========   ==========

     Other noninterest expense in 2001 and 2000 included losses totaling $54.0 million and $15.0 million, respectively, to reflect deterioration in the estimated values of automobile lease residuals. The 2001 losses were recorded in each of the three quarters of this year with $33.5 million recorded in the first quarter, $18.1 million recorded in the second quarter, and $2.4 million recorded in the third quarter. The 2000 loss was incurred in the second quarter. In December 2000, the Corporation ceased originating new automobile leases and is liquidating the existing portfolio over time.

     Compared to the second quarter of 2001, expenses declined in the third quarter due to a reduction in personnel expenses associated with business divestitures at National Processing and certain market-driven executive compensation plans and a decrease in equipment expense driven by a decline in depreciation expense. The second quarter of 2001 also included a $5.4 million charge, net of minority interest, related to the divestiture of National Processing's BPO business unit (see Note 3 to the Consolidated Financial Statements).
     The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 54.3% and 56.0% for the third quarter and first nine months of 2001, respectively, improved from 58.7% and 57.4% for the comparable 2000 periods. The Corporation places a priority on disciplined cost control and continues to target focused process improvement efforts across all business lines.
     National City's staffing level on a full-time equivalent basis was 31,933 at September 30, 2001, down from 36,153 at the end of last quarter and 36,766 a year ago. The decline in staff from the end of the second quarter was primarily due to the divestiture of the BPO business unit at National Processing. Compared to the prior year, the staffing levels within the banking and asset management business lines have also declined as management continues to improve efficiencies across the Corporation. Personnel reductions in these areas were offset to some extent by an increase in staffing at National City Mortgage necessary to manage the higher level of loan origination activity.

INCOME TAXES
     The Corporation's effective tax rate was 36.6% for the first nine months of 2001 compared to 33.9% for the same period in 2000. In the first quarter of 2001, the Corporation recorded a $40.0 million charge related to tax exposure on COLI deductions. In May 2001, the Corporation reached a final settlement through negotiations with the IRS. The first quarter charge, when combined with previous accruals, covered the full settlement amount. The COLI charge, along with taxes associated with National Processing's divestiture of the BPO business unit in the second quarter of 2001, resulted in the higher effective tax rate in 2001. Further discussion of the COLI tax matter is included in Note 14 to the Consolidated Financial Statements.

LINE OF BUSINESS RESULTS
     Following is a discussion of National City's results by line of business. Selected financial information for each business line in presented in Note 17 to the Consolidated Financial Statements and in Table 6.

     National City's operations are managed under six lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage, and National Processing.
     Results for retail sales and distribution improved over the prior year as the business line has been focusing on developing a stronger sales and customer service culture in order to increase customer acquisition and retention. The quality initiatives put in place since the third quarter of last year included an enhanced employee development program, an internal branding campaign and a program designed to measure and address service quality issues and customer satisfaction. These efforts, along with the lower rate environment, which boosted residential loan origination and sale activity and growth in home equity loans, drove the improved results in 2001. In January 2001, the business line sold its merchant services business unit, which processes debit and credit card transactions, to National Processing. Because the transaction occurred between entities under the common control of National City, it was recorded at historical cost. The merchant services business unit generated fee revenue for retail sales and distribution of approximately $6 million per quarter. More than offsetting this loss of revenue in the first nine months of 2001

TABLE 6: NET INCOME BY LINE OF BUSINESS

                                          Three Months Ended           Nine Months Ended
                                       ---------------------------     -------------------
                                    SEPT. 30   June 30    Sept. 30    SEPT. 30    Sept. 30
(In Thousands)                        2001       2001       2000        2001        2000
------------------------------------------------------------------------------------------
Retail sales and distribution.....  $127,250   $135,366   $126,966   $  394,133   $382,480
Wholesale banking.................    80,930    112,886    115,941      307,875    330,763
Consumer finance..................    53,043      9,840     31,568       81,562    145,174
Asset management..................    27,551     92,482     31,704      152,698    102,859
National City Mortgage............    49,065     28,301     15,789      107,179     53,961
National Processing...............    15,034      7,918     12,984       34,491     33,008
Parent and other..................     3,745    (37,291)    (4,316)     (36,415)   (53,879)
                                    --------   --------   --------   ----------   --------
   Consolidated net income........  $356,618   $349,502   $330,636   $1,041,523   $994,366
                                    ========   ========   ========   ==========   ========

were increases in deposit service charges, higher cash management fees and an increase in gains from the sale of secondary market residential real estate loans to National City Mortgage. Moderately higher credit costs, due to an increase in net charge-offs, and reduced deposit spreads, as a result of lower market interest rates, somewhat dampened profitability in 2001. These factors, along with an increase in noninterest expense, most notably affected net income in the third quarter of this year, which declined from the second quarter.
     Wholesale banking's net income was adversely affected in 2001 by credit losses on leveraged and certain manufacturing-related commercial loans, which have performed poorly in the slowing economy. For the first nine months of 2001, the provision for loan losses was $162.7 million and net charge-offs totaled $130.5 million, compared to provision of $48.3 million and net charge-offs of $48.3 million for the same period last year. Solid loan growth and improved spreads have benefited net interest income and fee income in 2001 partially offsetting the increased credit costs. Market share gains in the newer Chicago, Philadelphia and Detroit markets and the success of new product initiatives has driven loan growth in 2001. Loan spreads have widened this year as commercial loan pricing has improved. A decline in venture capital gains, which totaled $2.0 million for the first nine months of 2001 compared to $10.3 million for same period last year, also affected the year-over-year comparability of results.
     Results for consumer finance in 2001 were unfavorably affected by an increase in the provision for loan losses, lower fee income and higher noninterest expense, partly offset by growth in net interest income. The provision for loan losses increased over the prior year due to the second quarter charge of $55.0 million to increase the allowance for loan losses related to the segregated Altegra portfolio (see Note 5 to the Consolidated Financial Statements and the Credit Quality section of Management's Discussion and Analysis of Financial Condition) and an increase in net charge-offs on the remainder of the loan portfolio. Fee income in 2001 was down from last year due to fewer gains on nonconforming mortgage loan sales, as more of these loans were retained in the portfolio, along with a $74.2 million gain from the sale of student loans recognized in the 2000 second quarter. The increase in noninterest expense in 2001 was driven by write-downs of automobile lease residual values, which totaled $54.0 million in 2001 versus $15.0 million in 2000. The residual value charge recorded in the third quarter of 2001 was $2.4 million, compared to a second quarter charge of $18.1 million and a first quarter charge of $33.5 million. The 2000 charge was recorded in the second quarter. The Corporation ceased originating new automobile leases in December 2000 and is liquidating the existing portfolio over time. Exclusive of the discontinued automobile leasing and Altegra wholesale loan origination businesses, the core businesses within consumer finance performed well, with the lower interest rate environment boosting loan originations within the dealer, nonconforming loan and national home equity units in 2001. Strong loan growth in these units along with better spreads drove the increase in net interest income in 2001.
     Excluding the special Altegra loan loss provision and the automobile lease residual charges, net income for consumer finance for the third quarter of 2001 was down slightly from the second quarter due primarily to a $26.6 million pretax decline in gains on sales of nonconforming loans, partially offset by growth in net interest income. Despite record nonconforming loan originations in the 2001 third quarter, more of these loans were retained for portfolio resulting in lower loan sale gains.
     Asset management's results for 2001 include an $88.8 million pretax, or $57.7 million after-tax, gain recorded on the second quarter sale of the Corporation's interest in NAMCO (see Note 3 to the Consolidated Financial Statements). Excluding this gain, year-to-date and third quarter net income in 2001 was down moderately from the comparable 2000 periods. Increases in net interest income from loan growth and improved spreads in the wealth management business were offset by lower fee income, as retail brokerage and asset management have been hurt by the weaker equity markets. The four-day financial market shutdown following the events of September 11 directly affected asset management's results for the third quarter of 2001 by reducing trading and brokerage transaction volumes. Further devaluation in the equity markets during the third quarter also offset gains from new business and caused the value of assets under administration to decline to $135.1 billion at September 30, 2001, from $141.7 billion at June 30, 2001 and $146.4 billion a year ago. Also affecting the comparability of results on a linked-quarter basis were $5.5 million of annual tax preparation fees, which were included in fee income in the second quarter of 2001.
     National City Mortgage's net income for the first nine months of 2001 was almost double the net income earned in 2000 due to record loan originations in 2001 fueled by the lower interest rate environment. Year-to-date conforming mortgage loans originated for sale to the secondary market totaled $35.7 billion in 2001, up significantly from $14.9 billion last year. The higher level of originations this year, coupled with enhanced cost tracking, led to more costs associated with successful originations being deferred and incorporated into the basis of the loans originated, which had the effect of lowering noninterest expense in 2001 compared to 2000. The warehouse of conforming mortgage loans held for sale was $7.9 billion at September 30, 2001, up from $2.7 billion at September 30, 2000. As these loans are sold into the secondary market, additional production revenue will be recognized.
     National Processing reported strong results in the third quarter and first nine months of 2001 as revenue continued to grow due to acquisitions and an increase in transaction and dollar volumes processed. In the third quarter of 2001, National Processing completed the sale of its Business Process Outsourcing business unit, which processed healthcare claims, credit card applications, and airline lift tickets. An impairment loss of $6.3 million pretax, or $6.2 million after tax, was recorded in the second quarter of 2001 as a result of the planned sale. More than offsetting the effects of the sale of the BPO unit in the third quarter was revenue generated from National Processing's June 28, 2001 acquisition of a 70% ownership interest in ABN AMRO Merchant Services, LLC, for which National Processing is providing all merchant-processing services. Both transactions are discussed in further detail in Note 3 to the Consolidated Financial Statements. National Processing also purchased from Retail Sales and Distribution the merchant services business unit, which processes debit and credit card transactions, in January 2001. The purchase price of $44.0 million was charged directly to equity, net of tax, because the transaction occurred between entities under the common control of National City.
     The parent and other category includes the results of investment funding activities, unallocated holding company income and expense, and intersegment revenue and expense eliminations. Parent and other was favorably affected in the first nine months of 2001 by a significant increase in securities gains, due to a higher level of bank stock fund gains and the inclusion in 2000 of a $56.3 million loss on the sale of fixed-rate debt securities, offset partially by the $40.0 million COLI tax charge and a moderate increase in noninterest expense. Noninterest income for parent and other also included gains of $20.6 million in 2001 and $27.2 million in 2000 from the credit card securitization transactions.

TABLE 7: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS

                                                           Three Months Ended            Nine Months Ended
                                                        ----------------------------      ------------------
                                                    SEPT. 30    June 30    Sept. 30    SEPT. 30    Sept. 30
                                                     2001        2001       2000        2001        2000
------------------------------------------------------------------------------------------------------------
Commercial........................................     .99%        .48%       .24%        .62%        .30%
Real estate - commercial..........................     .33         .10        .04         .18         .04
Real estate - residential.........................     .36         .33        .21         .33         .20
Consumer..........................................    1.09         .80        .86         .94         .67
Credit card.......................................    2.75        3.67       3.51        3.31        3.37
Home equity.......................................     .23         .20        .03         .18         .06
 Total net charge-offs to average loans...........     .81%        .55%       .45%        .63%        .44%

TABLE 8: NONPERFORMING ASSETS

                       SEPT. 30    June 30    Mar. 31    Dec. 31    Sept. 30
(In Millions)           2001        2001         2001     2000       2000
-----------------------------------------------------------------------------
Commercial:
 Nonaccrual..........   $354.1      $266.3     $216.5     $183.1     $170.6
 Restructured........       --          --         --         .1         .2
                        ------      ------     ------     ------     ------
   Total commercial..    354.1       266.3      216.5      183.2      170.8
Real estate mortgage:
 Nonaccrual..........    232.7       190.4      187.3      185.6      166.6
 Restructured........       --          --         .2         .2         .2
                        ------      ------     ------     ------     ------
   Total real estate
     mortgage........    232.7       190.4      187.5      185.8      166.8
                        ------      ------     ------     ------     ------
   Total
     nonperforming
     loans...........    586.8       456.7      404.0      369.0      337.6
Other real estate
 owned (OREO)........     62.1        52.0       43.1       33.3       27.7
                        ------      ------     ------     ------     ------
Total nonperforming
 assets..............   $648.9      $508.7     $447.1     $402.3     $365.3
                        ======      ======     ======     ======     ======
Loans 90 days past
 due accruing
 interest............   $530.2      $468.0     $423.1     $341.8     $310.3
                        ======      ======     ======     ======     ======

CREDIT QUALITY
     Net charge-offs in the third quarter of 2001 totaled $139.2 million, or .81% of average loans, compared to $92.7 million, or .55% of average loans, last quarter and $70.2 million, or .45% of average loans in the third quarter of 2000. For the first nine months of 2001, net charge-offs were $315.0 million, or
 .63% of average loans, compared to $205.0 million, or .44% for the same period last year. Net charge-offs as a percentage of average loans by portfolio type are presented in Table 7. As a percentage of loans and other real estate, nonperforming assets were .94% at September 30, 2001, compared to .61% at December 31, 2000 and .57% a year ago. Net charge-offs and delinquent loans (Table 8) increased in the third quarter of 2001 due mainly to continued deterioration in leveraged commercial loans and certain nonconforming residential mortgage loans generated by the former wholesale and retail loan origination units of the Corporation's consumer finance subsidiary, Altegra Credit Company. As a result of the continuing economic slowdown and weaker outlook, management took a more aggressive stance in the third quarter on certain commercial loans, primarily in the leveraged portfolio, which added to the increase in nonperforming assets and charge-offs. As of September 30, 2001, real estate secured loans, which have historically had low loss ratios, comprised nearly half of nonperforming assets.
     National City closed the wholesale and retail loan origination units of Altegra in December 2000 to allow Altegra to focus its resources on its growing servicing business. As part of the decision to exit this activity, the Corporation assumed a more aggressive stance on the management of this portfolio, which has contributed to the increase in net charge-offs, nonperforming assets, and delinquencies in 2001. In the second quarter of 2001, the Corporation decided to accelerate the disposition of approximately $250 million of loans in this portfolio. In doing so, the allowance for loan losses provided for this segregated portfolio was increased by $55.0 million through a second quarter charge to the provision for loan losses. As these problem credits are exited, charged off or otherwise resolved, this associated allowance will be used to absorb the losses. The amount of the allowance allocated was determined based on estimated secondary market prices or liquidation values that could be realized upon disposition or internal workout of these loans in a relatively short period of time. During the third quarter of 2001, $8.4 million of loans from the portfolio were sold. Related loan loss allowance of $2.4 million was included in the basis of the loans sold, essentially covering the loss on sale. Loans from the segregated portfolio totaling $6.6 million were also charged off in the third quarter. At September 30, 2001, loans totaling approximately $210 million remained in this segregated portfolio with an associated allowance of approximately $46.0 million.
     Also during the third quarter, National City sold a portfolio of credit card receivables that had previously been charged off. The sale generated a gain of $6.7 million, $5.6 million of which was allocated to credit card receivables owned by the Corporation and recorded as a recovery of loan loss allowance, with the remaining $1.1 million allocated to securitized receivables and included in card-related fees on the income statement.
     At September 30, 2001, the allowance for loan losses, inclusive of the allowance on the segregated Altegra portfolio, was $1.0 billion, or 1.46% of loans, compared to $928.6 million, or 1.42% of loans, at December 31, 2000 and $945.5 million, or 1.49% of loans, a year earlier.
     National City maintains an allowance for loan losses sufficient to absorb estimated probable credit losses inherent in the loan portfolio. The evaluation of each element and the overall allowance is based on the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, economic trends in specific industries and geographical areas, and other factors including regulatory guidance and general economic conditions.
     While management considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, management's assumptions as to future delinquency or loss rates, and management's intent with regard to asset dispositions. In addition, the allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on their review, the agencies may require an adjustment to the allowance for loan losses based on their judgments about information available to them at the time of their review.

CAPITAL
     The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. Further detail on capital ratios is presented in Note 11 to the Consolidated Financial Statements.
     Total stockholders' equity was $7.2 billion at September 30, 2001, up from $6.8 billion at December 31, 2000 and $6.5 billion at September 30, 2000. Equity as a percentage of assets was 7.49% at September 30, 2001, compared to 7.65% at December 31, 2000 and 7.60% at September 30, 2000. Book value per common share increased to $11.87 at the end of the third quarter of 2001, up from $11.06 at the end of 2000 and $10.58 a year ago.
     Included in stockholders' equity at September 30, 2001 was accumulated other comprehensive income of $66.4 million, which consisted of after-tax net unrealized gains on securities available for sale of $171.5 million, after-tax net losses of $106.8 million on derivative instruments used in cash flow hedging strategies and a $1.7 million after-tax unrealized gain on retained interests in the credit card trust. As of September 30, 2000, stockholders' equity included accumulated other comprehensive losses of $96.9 million, related solely to after-tax unrealized losses on securities available for sale.
     In January 2001, the Corporation settled open forward transactions for 9.3 million shares of its common stock through physical share settlement whereby the Corporation paid cash of $166.2 million, or $17.84 per share, to a third party in exchange for the 9.3 million shares. On the settlement date, common shares outstanding and stockholders' equity were reduced. By using forward contracts, the Corporation was able to repurchase its stock in the first quarter of 2001 at a price lower than the market price for the quarter. The Corporation may, but is not obligated to, enter into further forward transactions with the third party until the agreement's final maturity on April 19, 2002. No other shares were repurchased in the first nine months of 2001. As of September 30, 2001, 15.6 million shares remain authorized for repurchase under the share repurchase program approved by the Corporation's Board of Directors in October 1999.
     The dividend payout is continually reviewed by management and the Board of Directors. Dividends of $.295 per common share were declared in the third quarter of 2001, up one cent from the quarterly per share dividend declared in the third quarter of last year of $.285. The dividend payout ratio, calculated as dividends declared per common share divided by diluted net income per share, was 50.9% and 52.8% for the third quarter of 2001 and 2000, respectively.
     As of September 30, 2001, the Corporation's market capitalization was approximately $18.2 billion. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC". Stock price information for National City's common stock is presented in Table 9.

TABLE 9: COMMON STOCK INFORMATION

                                  2001                     2000
                       ---------------------------   -----------------
                       THIRD     Second    First     Fourth    Third
NYSE: NCC              QUARTER   Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------------
High.................  $32.70    $30.86    $30.31    $29.75    $23.13
Low..................   26.00     25.56     23.69     18.50     17.19
Close................   29.95     30.78     26.75     28.75     22.00

EFFECTS OF SEPTEMBER 11
TERRORIST ATTACKS
     The terrorist attacks in New York and Washington on September 11, 2001, have directly affected the airline, insurance, hotel, and related support industries. National City's lending exposure to the airline industry is primarily limited to 28 leased aircraft aggregating approximately $120 million to both regional and national airlines. Lending exposure to the insurance industry was also approximately $120 million at September 30, most of it to various auto, home, life, and health insurers. To the best of management's knowledge, none of those insurers incurred significant losses as a result of the September 11 events. Lending exposure to the hotel and lodging industry was approximately $200 million at September 30, comprising over 200 credits, mainly in the Midwest. Management believes the likelihood of any material loss from the foregoing exposures is remote.
     National City also provides merchant credit card services to six of the top 10 U.S. airlines and other payment services to the travel industry. These services represented about 12% of item processing revenue in the third quarter. To the extent future air travel continues at levels below historical trends, that portion of item processing revenue derived from travel-related customers is at risk of declining. In addition, the unprecedented slowdown in air travel, combined with the costs of additional security measures, has raised questions about the ongoing financial viability of the airline industry. In the event of bankruptcy liquidation of one or more of National City's airline customers, and to the extent that other carriers would refuse to honor outstanding tickets, National City could become financially responsible for refunding tickets purchased through MasterCard(R) or VISA(R) under the chargeback rules of those associations. See Note 14 to the Consolidated Financial Statements. In the near term, management believes bankruptcy liquidations are unlikely given the recent Federal financial support for the airline industry. Based on information available to the Corporation and actions management is taking to mitigate the situation, management further believes the likelihood of any material loss under the chargeback rules is remote.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                              Three Months Ended    Nine Months Ended
                                                                    September 30       September 30
                                                              ------------------    ------------------
(In Millions)                                                  2001       2000       2001       2000
------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans:
    Commercial..............................................  $27,486    $25,294    $27,345    $24,393
    Real estate - commercial................................    6,826      6,273      6,690      6,150
    Real estate - residential...............................   14,274     11,627     13,766     11,334
    Consumer................................................   12,375     12,224     12,279     13,569
    Credit card.............................................    2,198      2,487      2,151      2,446
    Home equity.............................................    5,302      4,343      5,059      4,053
                                                              -------    -------    -------    -------
         Total loans........................................   68,461     62,248     67,290     61,945
  Loans held for sale or securitization:
    Commercial loans held for sale..........................        2         --          1         --
    Mortgage loans held for sale............................    8,778      3,001      6,588      2,651
    Credit card loans held for securitization...............       --         --         43         --
                                                              -------    -------    -------    -------
         Total loans held for sale or securitization........    8,780      3,001      6,632      2,651
  Securities available for sale, at cost....................    8,276     10,786      8,840     12,810
  Federal funds sold and security resale agreements.........      130        178        108        363
  Other investments.........................................      450        165        446        155
                                                              -------    -------    -------    -------
Total earning assets........................................   86,097     76,378     83,316     77,924
Allowance for loan losses...................................   (1,004)      (991)      (966)      (994)
Fair value appreciation (depreciation) of securities
  available for sale........................................      202       (304)       146       (380)
Cash and demand balances due from banks.....................    3,041      3,091      3,042      3,115
Properties and equipment....................................    1,074      1,099      1,074      1,113
Accrued income and other assets.............................    4,923      4,928      4,706      4,859
                                                              -------    -------    -------    -------
TOTAL ASSETS................................................  $94,333    $84,201    $91,318    $85,637
                                                              =======    =======    =======    =======
Deposits:
  Noninterest bearing deposits..............................  $11,611    $10,837    $11,317    $10,829
  NOW and money market accounts.............................   18,378     16,473     17,877     16,464
  Savings accounts..........................................    2,664      3,139      2,750      3,290
  Consumer time deposits....................................   15,259     15,652     15,478     15,354
  Other deposits............................................    6,004      2,838      5,698      2,848
  Foreign deposits..........................................    4,847      2,974      3,835      3,078
                                                              -------    -------    -------    -------
         Total deposits.....................................   58,763     51,913     56,955     51,863
                                                              -------    -------    -------    -------
Federal funds borrowed and security repurchase agreements...    9,218      6,941      8,351      6,906
Borrowed funds..............................................    1,315      1,726      1,466      3,297
Long-term debt and capital securities.......................   16,475     16,014     16,312     16,302
Accrued expenses and other liabilities......................    1,456      1,361      1,358      1,268
                                                              -------    -------    -------    -------
Total Liabilities...........................................   87,227     77,955     84,442     79,636
Stockholders' Equity:
  Preferred.................................................       15         30         25         30
  Common....................................................    7,091      6,216      6,851      5,971
                                                              -------    -------    -------    -------
         Total Stockholders' Equity.........................    7,106      6,246      6,876      6,001
                                                              -------    -------    -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $94,333    $84,201    $91,318    $85,637
                                                              =======    =======    =======    =======

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

           (Dollars in Millions)                          Daily Average Balance
----------------------------------------------------------------------------------
                                                        2001                     2000
                                             ---------------------------   -----------------
                                               THIRD    Second     First    Fourth    Third
                                             QUARTER   Quarter   Quarter   Quarter   Quarter
                                             -------   -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial(a)..........................  $27,488   $27,532   $27,010   $26,132   $25,294
    Real estate - commercial...............    6,826     6,692     6,550     6,435     6,273
    Real estate - residential(a)...........   23,052    20,937    17,006    15,727    14,628
    Consumer...............................   12,375    12,286    12,174    12,165    12,224
    Credit card(a).........................    2,198     2,139     2,244     2,387     2,487
    Home equity............................    5,302     5,025     4,845     4,654     4,343
                                             -------   -------   -------   -------   -------
      Total loans..........................   77,241    74,611    69,829    67,500    65,249
  Securities available for sale, at cost:
    Taxable................................    7,557     8,024     8,730     8,765     9,999
    Tax-exempt.............................      719       744       761       778       787
                                             -------   -------   -------   -------   -------
      Total securities available for
         sale..............................    8,276     8,768     9,491     9,543    10,786
  Federal funds sold, security resale
    agreements and other investments.......      580       642       442       320       343
                                             -------   -------   -------   -------   -------
      Total earning assets/
         total interest income/rates.......   86,097    84,021    79,762    77,363    76,378
Allowance for loan losses..................   (1,004)     (942)     (950)     (967)     (991)
Fair value appreciation (depreciation) of
  securities available for sale............      202       111       123      (101)     (304)
Cash and demand balances due from banks....    3,041     3,086     3,000     3,005     3,091
Properties and equipment, accrued income
  and other assets.........................    5,997     5,660     5,676     6,000     6,027
                                             -------   -------   -------   -------   -------
Total assets...............................  $94,333   $91,936   $87,611   $85,300   $84,201
                                             =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts............  $18,378   $17,963   $17,276   $16,803   $16,473
  Savings accounts.........................    2,664     2,753     2,835     2,958     3,139
  Consumer time deposits...................   15,259    15,459    15,725    15,764    15,652
  Other deposits...........................    6,004     6,107     4,970     3,201     2,838
  Foreign deposits.........................    4,847     4,241     2,390     3,275     2,974
  Federal funds borrowed...................    5,237     5,012     3,180     3,029     3,221
  Security repurchase agreements...........    3,981     3,789     3,828     3,808     3,720
  Borrowed funds...........................    1,315     1,282     1,809       872     1,726
  Long-term debt and capital securities....   16,475    15,612    16,853    16,910    16,014
                                             -------   -------   -------   -------   -------
    Total interest bearing liabilities/
      total interest expense/rates.........   74,160    72,218    68,866    66,620    65,757
  Noninterest bearing deposits.............   11,611    11,550    10,781    10,682    10,837
  Accrued expenses and other liabilities...    1,456     1,300     1,314     1,444     1,361
                                             -------   -------   -------   -------   -------
      Total liabilities....................   87,227    85,068    80,961    78,746    77,955
Total stockholders' equity.................    7,106     6,868     6,650     6,554     6,246
                                             -------   -------   -------   -------   -------
Total liabilities and stockholders'
  equity...................................  $94,333   $91,936   $87,611   $85,300   $84,201
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

(a) Includes loans held for sale or securitization


(Dollars in Millions)                                                Quarterly Interest
                                                    ----------------------------------------------------
                                                           2001                        2000
                                                    -------------------   ------------------------------
                                                     SECOND     First      Fourth     Third      Second
                                                    QUARTER    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans:
   Commercial(a)..................................  $  456.5   $  502.9   $  562.5   $  597.7   $  573.2
   Real estate -- commercial......................     135.7      136.4      138.5      143.0      141.0
   Real estate -- residential(a)..................     462.9      411.2      353.7      333.7      308.4
   Consumer.......................................     270.3      269.0      264.9      266.8      264.7
   Credit Card(a).................................      64.3       65.1       75.4       84.7       89.5
   Home equity....................................      94.8      101.0      113.9      111.5      105.4
                                                    --------   --------   --------   --------   --------
      Total loans.................................   1,484.5    1,485.6    1,508.9    1,537.4    1,482.2
 Securities, at cost:
   Taxable........................................     114.9      124.9      133.6      135.9      154.8
   Tax-exempt.....................................      14.7       15.1       15.4       15.7       15.9
                                                    --------   --------   --------   --------   --------
      Total securities available for sale.........     129.6      140.0      149.0      151.6      170.7
 Federal funds sold, security resale agreements
   and other investments..........................       8.9        8.4        9.8        7.6        7.5
                                                    --------   --------   --------   --------   --------
      Total earning assets/
       total interest income/rates................  $1,623.0   $1,634.0   $1,667.7   $1,696.6   $1,660.4

Allowance for loan losses.........................

Fair value appreciation (depreciation) of
 securities available for sale....................

Cash and demand balances due from banks...........

Properties and equipment, accrued income and other
 assets...........................................
Total assets......................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:

   NOW and money market accounts..................  $  117.6   $  137.3   $  160.9   $  169.3   $  162.7
   Savings accounts...............................       8.7        9.6       10.7       12.4       13.1
   Consumer time deposits.........................     206.3      221.0      230.8      238.6      230.1
   Other deposits.................................      59.1       71.3       71.7       52.9       46.1
   Foreign deposits...............................      43.6       44.5       32.0       53.2       48.5
   Federal funds borrowed.........................      49.0       56.3       47.2       51.3       53.2
   Security repurchase agreements.................      24.7       30.3       42.7       52.4       50.7
   Borrowed funds.................................      11.8       14.1       27.3       15.0       28.6
   Long-term debt and capital securities..........     196.9      214.6      265.2      295.3      281.4
                                                    --------   --------   --------   --------   --------
      Total interest bearing liabilities/
       total interest expense/rates...............  $  717.7   $  799.0   $  888.5   $  940.4   $  914.4
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
      Total liabilities...........................

Total stockholders' equity........................
Total liabilities and stockholders' equity........

Net interest income...............................  $  905.3   $  835.0   $  779.2   $  756.2   $  746.0
                                                    ========   ========   ========   ========   ========

Interest spread...................................

Contribution of noninterest bearing sources of
 funds............................................

Net interest margin...............................

(a) includes loans held for sale or securitization.

                                                      [Additional columns below]
[Continued from above table, first column(s) repeated]


(Dollars in Millions)                                             Average Annualized Rate
                                                    ----------------------------------------------------
                                                           2001                        2000
                                                    -------------------   ------------------------------
                                                     Second     First      Fourth     Third      Second
                                                    Quarter    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans:
   Commercial(a)..................................      6.59%      7.32%      8.44%      9.10%      9.01%
   Real estate -- commercial......................      7.89       8.18       8.57       8.84       8.94
   Real estate -- residential(a)..................      8.03       7.86       8.32       8.49       8.43
   Consumer.......................................      8.66       8.78       8.83       8.73       8.61
   Credit Card(a).................................     11.60      12.21      13.62      14.13      14.32
   Home equity....................................      7.16       8.04       9.40       9.58       9.71
      Total loans.................................      7.65       7.98       8.72       9.08       9.05
 Securities (at cost):
   Taxable........................................      6.08       6.23       6.13       6.20       6.19
   Tax-exempt.....................................      8.17       8.13       8.08       8.08       8.07
      Total securities available for sale.........      6.26       6.39       6.29       6.35       6.33
 Federal funds sold, security resale agreements
   and other investments..........................      6.07       5.24       9.04       9.44       8.73
      Total earning assets/
       total interest income/rates................      7.51%      7.79%      8.44%      8.74%      8.67%

Allowance for loan losses.........................

Fair value appreciation (depreciation) of
 securities available for sale....................

Cash and demand balances due from banks...........

Properties and equipment, accrued income and other
 assets...........................................
Total assets......................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW and money market accounts..................      2.54%      3.06%      3.78%      4.01%      3.93%
   Savings accounts...............................      1.29       1.41       1.53       1.66       1.67
   Consumer time deposits.........................      5.36       5.74       5.95       6.02       5.85
   Other deposits.................................      3.91       4.68       5.85       6.58       6.46
   Foreign deposits...............................      3.56       4.21       5.44       6.47       6.48
   Federal funds borrowed.........................      3.71       4.50       6.02       6.75       6.57
   Security repurchase agreements.................      2.46       3.21       4.53       5.47       5.42
   Borrowed funds.................................      3.56       4.43       6.12       6.85       6.60
   Long-term debt and capital securities..........      4.75       5.51       6.36       6.96       7.00
      Total interest bearing liabilities/
       total interest expense/rates...............      3.84%      4.44%      5.23%      5.62%      5.53%
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
      Total liabilities...........................

Total stockholders' equity........................
Total liabilities and stockholders' equity........

Net interest income...............................

Interest spread...................................      3.67%      3.35%      3.21%      3.12%      3.14%

Contribution of noninterest bearing sources of
 funds............................................       .53        .63        .71        .78        .76
                                                    --------   --------   --------   --------   --------

Net interest margin...............................      4.20%      3.98%      3.92%      3.90%      3.90%
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

                        FORM 10-Q -- SEPTEMBER 30, 2001

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL CITY CORPORATION

Date: November 14, 2001
                                      /s/ JEFFREY D. KELLY
                                      -----------------------------------
                                      Jeffrey D. Kelly
                                      Chief Financial Officer
                                      (Duly Authorized Signer and
                                       Principal Financial Officer)

[NATIONAL CITY CORPORATION LOGO]                 Presort Standard
National City Center                               U.S. Postage
1900 East Ninth Street                                 PAID
Cleveland, Ohio 44114-3484                        National City
                                                   Corporation

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Restated Certificate of Incorporation of National City
          Corporation, as amended (filed as Exhibit 3.1 to National
          City Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
          reference).
  3.2     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000 and incorporated herein by reference).
  3.3     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (As Amended through October 24, 1994)
          (filed as Exhibit 3.2 to Registrant's Form S-4 Registration
          Statement No. 33-56539 dated November 18, 1994 and
          incorporated herein by reference).
  4.1     The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of
          Senior and Subordinated debt of the Company.
  4.2     Credit Agreement dated as of April 12, 2001 by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001 and incorporated herein by
          reference.)
  4.3     Certificate of Stock Designation dated as of February 2,
          1998 designating National City Corporation's 6% Cumulative
          Convertible Preferred Stock, Series 1, without par value,
          and fixing the powers, preferences, rights, qualifications, limitations and restrictions thereof (filed as Appendix D to
          Registrant's Form S-4 Registration Statement No. 333-45609
          dated February 19, 1998 and incorporated herein by
          reference) in addition to those set forth in National City
          Corporation's Restated Certificate of Incorporation, as
          amended (filed as Exhibit 3.2 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.1     Amendment No. 7 to the National City Savings and Investment
          Plan, As Amended and Restated Effective July 1, 1992 (filed as Exhibit 10.1 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000 and incorporated herein by reference).
 10.2     Amendment No. 6 to the National City Savings and Investment
          Plan No. 2, As Amended and Restated Effective January 1, 1992
          (filed as Exhibit 10.2 to National City's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000 and
          incorporated herein by reference).
 10.3     National City Corporation's Amended 1984 Stock Option Plan
          (filed as Exhibit No. 10.2 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).
 10.4     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.7 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989 and
          incorporated herein by reference).
 10.5     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.6     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 10.9 to Registrant's Form S-4
          Registration Statement No. 33-59487 dated May 19, 1995 and incorporated herein by reference).
 10.7     National City Corporation Plan for Deferred Payment of
          Directors' Fees, As Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.8     National City Corporation Supplemental Executive Retirement
          Plan, As Amended and Restated Effective January 1, 1997
          (filed as Exhibit 10.12 to Registrant's Form S-4
          Registration Statement No. 333-46571 dated February 19, 1998 and incorporated herein by reference).
 10.9     National City Corporation Executive Savings Plan, As Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.35 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference.).
 10.10    National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.11    Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan As
          Amended (filed as Exhibit 10.10 to National City's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1992, and incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.12    Merchants National Corporation Director's Deferred
          Compensation Plan, As Amended and Restated August 16, 1983
          (filed as Exhibit 10(3) to Merchants National Corporation's
          Form S-2 Registration Statement dated June 28, 1985, and
          incorporated herein by reference).
 10.13    Merchants National Corporation Supplemental Pension Plan
          dated November 20, 1984; First Amendment to the Supplemental
          Pension Plans dated January 21, 1986; Second Amendment to
          the Supplemental Pension Plans dated July 3, 1989; and Third
          Amendment to the Supplemental Pension Plans dated November
          21, 1990 (filed respectively as Exhibit 10(n) to Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 21, 1984; as Exhibit 10(q) to the Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 31, 1985; as Exhibit 10(49) to Merchants
          National Corporation Annual Report on Form 10-K for the year ended December 31, 1990; and as Exhibit 10(50) to the
          Merchants National Corporation Annual Report on Form 10-K
          for the year ended December 31, 1990; all incorporated
          herein by reference).
 10.14    Merchants National Corporation Employee Benefit Trust
          Agreement, effective July 1, 1987 (filed as Exhibit 10(27)
          to Merchants National Corporation Annual Report on Form 10-K
          for the year ended December 31, 1987, and incorporated
          herein by reference).
 10.15    Merchants National Corporation Non-Qualified Stock Option
          Plan, effective January 20, 1987, and the First Amendment to that Merchants National Non-Qualified Stock Option Plan,
          effective October 16, 1990 (filed respectively as Exhibit
          10(23) to Merchants National Corporation Annual Report on
          Form 10-K for the year ended December 31, 1986, and as
          Exhibit 10(55) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1990,
          both of which are incorporated herein by reference).
 10.16    Merchants National Corporation 1987 Non-Qualified Stock
          Option Plan, effective November 17, 1987, and the First
          Amendment to effective October 16, 1990 (filed respectively as Exhibit 10(30) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1987,
          and as Exhibit 10(61) to Merchants National Corporation
          Annual Report on Form 10-K for the year ended December 31,
          1990, both of which are incorporated herein by reference).
 10.17    Merchants National Corporation Directors Non-Qualified Stock
          Option Plan and the First Amendment to Merchants National
          Corporation Directors Non-qualified Stock Option Plan
          effective October 16, 1990 (filed respectively as Exhibit
          10(44) to Merchants National Corporation Annual Report on
          Form 10-K for the year ended December 31, 1988, and as
          Exhibit 10(68) to Merchants National Corporation Annual
          Report on Form 10-K for the year ended December 31, 1990,
          both of which are incorporated herein by reference).
 10.18    Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.26 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.19    Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.27 to Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1994 and incorporated herein by reference).
 10.20    Form of contracts with David A. Daberko, William E. MacDonald III,
          Jon L. Gorney, Robert G. Siefers, Robert J. Ondercik,
          Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky,
          James P. Gulick, Gary A. Glaser, Herbert R. Martens, Jr.,
          Thomas W. Golonski, Stephen A. Stitle, James R. Bell III,
          Peter E. Raskind, Phillip L. Rice, Timothy J. Lathe,
          J. Armando Ramirez, Paul G. Clark, A. Joseph Parker and
          Shelley J. Seifert (filed as Exhibit 10.29 to Registrant's
          Form S-4 Registration Statement No. 333-46571 dated February 19,
          1998 and incorporated herein by reference).
 10.21    Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and those individuals
          listed in Exhibit 10.27 and other key employees filed as
          Exhibit 10.28 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1994 and incorporated
          herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.22    Restated First of America Bank Corporation 1987 Stock Option
          Plan ((filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 (on Form S-8) to Form S-4 Registration
          Statement No. 333-46571), Amended and Restated First of
          America Bank Corporation Stock Compensation Plan (filed as
          Exhibit 4.5 to Registrant's Post-Effective Amendment No. 2
          (on Form S-8) to Form S-4 Registration Statement No.
          333-46571) and First of America Bank Corporation Directors
          Stock Compensation Plan (filed as Exhibit 4.6 to
          Registrant's Post-Effective Amendment No. 2 (on Form S-8) to
          Form S-4 Registration Statement No. 333-46571) and each
          incorporated herein by reference).
 10.23    Fort Wayne National Corporation 1985 Stock Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 (on Form S-8) to Form S-4 Registration
          Statement No. 333-45609), Fort Wayne National Corporation
          1994 Stock Incentive Plan (filed as Exhibit 4.5 to
          Registrant's Post-Effective Amendment No. 1 (on Form S-8) to
          Form S-4 Registration Statement No. 333-45609) and Fort
          Wayne National Corporation 1994 Nonemployee Director Stock
          Incentive Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 1 (on Form S-8) to Form S-4
          Registration Statement No. 333-45609) and each incorporated herein by reference).
 10.24    National City Corporation 1997 Stock Option Plan (filed as
          Exhibit 4.4 to Registrant's Form S-8 Registration Statement
          No. 333-58923, dated July 10, 1998, and incorporated herein by reference).
 10.25    National City Corporation 1997 Restricted Stock Plan (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-60411, dated July 31, 1998, and
          incorporated herein by reference).
 10.26    National City Corporation Long-Term Supplemental Incentive
          Compensation Plan for Executive Officers (filed as Exhibit
          10.40 to National City Corporation's Annual Report on Form
          10-K for the fiscal year ended December 31, 1999 and
          incorporated herein by reference).
 10.27    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.28    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.29    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8
          Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).
 10.30    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference).
 10.31    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated Effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.32    National City Corporation Supplemental Cash Balance Pension
          Plan (filed as Exhibit 10.34 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.33    The National City Corporation Deferred Compensation Plan,
          Effective January 1, 2001 (filed as Exhibit 10.36 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000 and incorporated
          herein by reference).
10.34     The National City Corporation 2001 Stock Option Plan (filed as Exhibit B to National City's Proxy Statement Form 14A
          #000-07229 dated March 9, 2001 and incorporated herein by
          reference).
10.35     National City Savings and Investment Plan No. 3 (filed as Exhibit
          4.3 to Registrant's Form S-8 Registration Statement No. 333-61712
          dated as of May 25, 2001 and incorporated herein by reference).
 12.1     Computation of Ratio of Earnings to Fixed Charges (filed as
          Exhibit 12.1).
