Form 10-K
period 2001-12-31
NATIONAL CITY CORP
filed 2002-01-29
CIK 69970

2001 ANNUAL REPORT






     THE WORLD IS CHANGING...
           [GRAPHIC]



                  WE 'RE PREPARING  AND INNOVATING...
                          [PHOTOS]



                  BUILDING  FOR
                           FUTURE SUCCESS...  [PHOTOS]










                                                           [NATIONAL CITY LOGO]

FINANCIAL HIGHLIGHTS

---------------------------------------------------------------------------------------------------------------------
(Dollars in Millions, Except Per Share Amounts)               2001                   2000                   1999
---------------------------------------------------------------------------------------------------------------------
For the Year

   Revenue

      Tax-Equivalent Net Interest Income                 $      3,472           $      2,992           $      3,037

      Noninterest Income                                        2,678                  2,484                  2,381
                                                         ------------           ------------           ------------

   Total Revenue                                         $      6,150           $      5,476           $      5,418
---------------------------------------------------------------------------------------------------------------------

   Net Income                                            $      1,388           $      1,302           $      1,405

   Net Income Per Common Share

      Basic                                                      2.30                   2.14                   2.25

      Diluted                                                    2.27                   2.13                   2.22

   Dividends Paid Per Common Share                               1.16                   1.14                   1.06
---------------------------------------------------------------------------------------------------------------------
   Return on Average Common Equity                              19.89%                 21.29%                 22.64%

   Return on Average Assets                                      1.49                   1.52                   1.67

   Net Interest Margin                                           4.09                   3.85                   3.99

   Efficiency Ratio                                             55.70                  58.75                  56.49
---------------------------------------------------------------------------------------------------------------------
   Average Shares-Basic                                   603,611,073            607,378,801            623,623,811

   Average Shares-Diluted                                 611,936,906            612,625,349            632,452,146

=====================================================================================================================

At Year End

   Assets                                                $    105,817           $     88,535           $     87,121

   Loans                                                       68,041                 65,604                 60,204

   Earning Assets                                              95,045                 79,623                 78,903

   Deposits                                                    63,130                 55,256                 50,066

   Stockholders' Equity                                         7,381                  6,770                  5,728
---------------------------------------------------------------------------------------------------------------------
   Book Value Per Common Share                           $      12.15           $      11.06           $       9.39

   Market Value Per Common Share                                29.24                  28.75                  23.69

   Equity to Assets Ratio                                        6.98%                  7.65%                  6.57%
---------------------------------------------------------------------------------------------------------------------
   Common Shares Outstanding                              607,354,729            609,188,668            607,058,364

   Common Stockholders of Record                               64,631                 68,981                 70,545

   Full-Time Equivalent Employees                              32,360                 36,097                 38,054
---------------------------------------------------------------------------------------------------------------------


BUSINESS PROFILE

National City Corporation (NYSE: NCC) is a $106 billion financial holding company headquartered in Cleveland, Ohio. The company provides a full range of banking and financial services to individuals and businesses and operates more than 1,100 branch banking offices and over 1,600 ATMs in Ohio, Pennsylvania, Indiana, Kentucky, Illinois, and Michigan.

CONTENTS

To Our Stockholders ...................................................      1
National City Overview ................................................      3
Board of Directors and Officers .......................................      8
Financial Review ......................................................      9
Consolidated Financial Statements and Notes ...........................     28
Form 10-K .............................................................     61

TO OUR STOCKHOLDERS:
--------------------------------------------------------------------------------

    In last year's letter we stated, "Our primary goal for 2001 and the coming years is the resumption of positive revenue and earnings momentum. The people and strategies are in place to do just that." I am pleased to report that, despite a challenging economic environment and other unforeseen difficulties, National City achieved record revenue and earnings per share in 2001. Revenue grew 12 percent, to $6.2 billion, led by a 16 percent increase in net interest income. Net income was $1.4 billion, and earnings were $2.27 per share, the highest in our 156-year history. This record performance reflects exceptional efforts by our employees and represents the payoff from long-term strategies and investments made across our businesses. The stage is set for continued growth in 2002 and beyond.

    The operating environment in 2001 was characterized by declining interest rates and a weaker economy. The lower interest rate climate triggered unprecedented demand for home mortgage refinancing. Our investments in mortgage origination capacity and process improvement over the last five years put us in a perfect position to benefit from this environment, evidenced by record mortgage banking results. At the same time, the faltering economy created difficulties for many borrowers, both corporate and individual, driving increased loan losses. While our credit performance was better than nearly all of our large bank peers, charge offs did rise from 46 basis points to 68 basis points. The strong mortgage performance helped to offset the increase in credit costs. We anticipate the cycle will turn for both of these items in 2002.

    Although overall loan demand slowed during the year, we generated strong loan growth in both the corporate and retail sectors, by focusing on customers' needs and providing high-quality service. Deposit growth was the strongest in years, reflective of better staffing and service at the branch level, improved products, and more aggressive promotion. Customer acquisition and retention trends across all businesses continued to improve, but we can and will do better.

    Our capital position is very strong even as total assets surpassed the $100 billion level for the first time in our history. Loan loss reserves, essentially a form of capital, were also bolstered during the year, and we remain vigilant in the identification, monitoring, and disposition of problem loan assets. The balance sheet is in excellent shape as we embark on the new year.

    At a deeper level, not necessarily obvious in the financials, National City undertook a series of investments in 2001 in people, products, and technology to position the company for sustainable long-term growth. In many cases these investments reduced rather than enhanced current financial results. The objective is for each business unit to be "best-in-class" in the marketplace. For any component of a business unit not on a viable path of excellence, we will consider divestiture or restructuring, as appropriate.

Building on the National City brand promise

    We have consciously adopted a customer relationship approach to our business. National City is committed to doing what's right for our customers. In so doing, we will strive to optimize the long-term revenue stream from each customer relationship, as opposed to maximizing the profit realized from a single transaction. These statements are not idle words; in fact, we have refocused the entire organization from the ground up to fulfill our brand promise - that of "customer champion." Our employees have enthusiastically embraced this promise.


[PHOTO]     Left to Right:
            Robert G. Siefers, Vice Chairman
            David A. Daberko, Chairman & CEO
            William E. MacDonald III, Vice Chairman


            Following Vince DiGirolamo's retirement in March 2001 (see box on next page), William E. MacDonald III was appointed to the Office of the Chairman. Bill's 34 years with National City include broad experience in retail banking, marketing, corporate banking, and numerous administrative responsibilities. In his new role, Bill is directly responsible for National City's corporate banking businesses, including middle-market lending, leasing, commercial real estate lending, and cash management services across the six-state footprint. Bill also oversees international banking, capital markets, and the business development efforts of the company's bank presidents.


                                                                      1
                                                                NATIONAL CITY
                                                             2001 ANNUAL REPORT

--------------------------------------------------------------------------------

    Four elements necessary to fulfill the brand promise have been put in place over the last several years. The first is a commitment to truly outstanding service quality. Since instituting some 200 corporate-wide and business-unit-specific standards two years ago, we have seen reductions in error rates of at least 50 percent along with significant improvements in related quality measurements, such as call center speed-to-answer and turnaround times for service requests. Independent third-party surveys show that our service levels are surpassing those of most of our major competitors.

    Ultimately, quality service is unattainable without quality people. Investments in human resources - recruitment, training, development, and retention - have been upgraded, especially at the branch level, where most face-to-face customer contact takes place. The culture of our company and the execution of the brand promise are driven by our people, and we have never been more serious about having the right people, all empowered to be and do their best. That is the second element behind our brand promise.

    The third element is technology. Technological advancements, including the Internet and enhanced computing and communications capabilities, have revolutionized financial services and will continue to make these services easier to access. We expect our customer-accessible technology to be easy to use and full of function. Further, our internal philosophy is one of continuous improvement and the reduction or elimination of "friction" - the time, cost, and redundancy of entering data and processing routine transactions. We increased rather than decreased discretionary technology spending in 2001 and have no plans to cut back in 2002, with payback expected in 2003 and beyond.

    The final element is product. Our products have been or are being upgraded to be on par with the best in the marketplace. They must be suitable for the needs of customers and be part of a fair value exchange between producer and consumer. In some cases, such as in the system-wide rollout of free checking and counseling customers to switch from savings accounts to higher-yielding money market accounts, we are deliberately sacrificing current income in the interests of the long-term value of the customer relationship. We will shortly be introducing a state-of-the-art cash management account, which will be as good or better than comparable offerings at competing banks and brokerages.

    This past year we spent significant time and energy conveying the National City brand promise to employees so that they, in turn, could begin to deliver a consistent brand experience for our customers. In 2002 we will begin to publicize and promote our commitment to doing what's right for customers through a relatively aggressive brand awareness and advertising program. As a stockholder, you should be aware that earnings in 2002, as was the case in 2001, will be less than they would have been in the absence of these programs. The management team and the board are fully committed to this course of action. Successfully executed, this customer-driven strategy will assure the ongoing viability of National City for years to come.

Looking back, moving ahead

    The events of the past year remind us that we live in troubled, if not perilous, times. In 2001 we did a good job navigating through a difficult economy and uncertain markets and their attendant risks, thanks to the unstinting efforts of thousands of employees, the dedication of the management team, and the support of the board. Those qualities will be further put to the test in 2002, but I believe we have never been better equipped to respond to the challenges. Management depth and continuity have long been a quiet and underappreciated strength of National City, and we are fortunate to be entering 2002 with an exceptionally strong cadre of people, sharing a common vision and focused on the tasks at hand. I thank you for your support and look forward to reviewing our progress with you as the year unfolds.


/s/ David A. Daberko


David A. Daberko
Chairman and CEO
January 23, 2002


--------------------------------------------------------------------------------

                        OUR SINCEREST THANK YOU TO VINCENT A. DIGIROLAMO

                        Following more than four decades of outstanding service,
                        Vincent A. DiGirolamo retired as National City Vice
                        Chairman on March 31, 2001. Known for his compassionate
                        management style, he fostered an environment of trust
       [PHOTO]          and open communication.
VINCENT A. DIGIROLAMO
                        On both a personal and professional level, Vince demonstrated character, integrity, competitive spirit, and a sense of humor. As a leader, his vision helped drive National City's success and will continue to benefit our organization for years to come.

                        Thank you, Vince, for your immeasurable contributions and may you enjoy exceptional health and much happiness in retirement.

--------------------------------------------------------------------------------

NATIONAL CITY
2001 ANNUAL REPORT

2001: A RECORD YEAR
--------------------------------------------------------------------------------
          LONG-TERM STRATEGIES AND INVESTMENTS YIELD BEST-EVER RESULTS

                                                                        [PHOTO]

CONSISTENCY OF PURPOSE.

It is the underlying theme in our management principles and strategic direction. It is put into practice each day as we fulfill our commitments to customers, stockholders, employees, and communities. It is the reason why National City continues to be successful at each turn, through every change.



NATIONAL CITY MORTGAGE COMPANY DELIVERS

    A forward-thinking business strategy combined with the lowest interest rates in decades helped to provide a banner year for National City Mortgage Company. The business strategy, put in place in the mid 1990s, added origination capacity during downturns in the market. Since 1996, National City Mortgage Company's profitability has increased tenfold. Annual production volume over the same time period has increased more than 13 times and in 2001 was greater than the years 1999 and 2000 combined.

NONCONFORMING MORTGAGE LOAN RETENTION POWERS BALANCE SHEET ENRICHMENT PROGRAM

    Strategies for improving net interest income have been a prominent initiative for National City. In 2000, the Corporation sold lower-yielding investment securities, conventional mortgages, and student loans, replacing them with higher-yielding, nonconforming mortgage loans generated by its First Franklin subsidiary. Exceptional results were tallied in 2001 as National City Corporation reaped the benefits of retaining $3.8 billion or 60 percent of the mortgage loans generated by First Franklin. This strategy initially reduces net income by foregoing gains that otherwise would have been realized by selling these loans into the market, but the subsequent improvement in the interest income over the life of the loan more than recoups this foregone gain.

                                                              NATIONAL CITY
                                                              2001 ANNUAL REPORT

[PHOTO]

HIGH RANKINGS FOR SERVICE AND SALES

For the fourth consecutive year, National City's Stock Transfer Group earned the highest customer satisfaction rating from corporate clients as measured by the annual Group Five Inc. Shareowner Services Corporate Satisfaction Study. National City is the only company ever to have won this distinction more than once. Additionally, National City again received the SCS/Rutgers University Agent Comparison Survey's TALON (R) Award for being the best mid-sized stock transfer agent. In small business, National City is the leader in Small Business Administration loans in its six-state area. The company is ranked No. 1 in Pennsylvania, Michigan, and Indiana, No. 2 in Ohio, and 11th in the country.

NATIONAL PROCESSING, INC. POSTS SUBSTANTIAL GROWTH

    National Processing (NPC), National City's 86-percent owned merchant card processing subsidiary, continues to be a success story. NPC is well positioned to take advantage of the long-term growth trend in credit and debit card usage in nontraditional venues such as grocery stores and quick-service restaurants, and in retail transactions conducted by phone or through the Internet. NPC now supports in excess of 600,000 merchant locations nationwide and has been winning new customers at a rate of nearly 9,000 each month - up from approximately
7,000 per month in 2000. This past year, NPC completed a multiyear restructuring of its operations as it exited the last of its paper-based transaction businesses. Going forward, it is a "pure play" electronic-based payments processor. In the past five years, NPC's business mix has also shifted from primarily larger customers to a more diverse mix, which includes mid-sized and smaller regional merchants. The shift reduces the company's reliance on a single sector while retaining the benefits of scale, providing more stability and opportunity for future growth and further success.


                                    [PHOTO]

National City's custom-designed Project Services and Technology Center began operations in January 2001. The fresh environment, combined with process optimization and an innovative work culture, has reduced project delivery time by nearly 45 percent in one year.


      4
NATIONAL CITY
2001 ANNUAL REPORT

INVESTING IN SERVICE QUALITY, PEOPLE, TECHNOLOGY, AND PRODUCTS
--------------------------------------------------------------------------------

       ENHANCING REVENUE THROUGH THE ATTRACTION
                               AND RETENTION OF CUSTOMERS


ENSURING GROWTH.

Investment professionals often describe National City as solid, well managed, consistent, and sound - accolades earned for superior financial performance over 156 years. This performance is, and has always been, the result of constant progression and adaptation. Preparation, innovation, and a willingness to embrace change - and the opportunities it brings - keep National City ready to address the financial needs and service demands of increasingly sophisticated customer segments - from large corporations to individuals and small businesses.



SERVICE QUALITY IMPROVEMENTS

    It's often said it takes months to find a customer but just seconds to lose one. That's why meeting and exceeding customer service expectations is at the heart of National City's brand promise of doing what's right for our customers. In 2000, the Corporation developed formal performance standards across all business lines to measure service levels and customer satisfaction. The extra efforts began to pay off in 2001, especially in the retail network. We now track more than 200 service-quality standards across the network and each day, in every location, customers are asked by an independent survey firm to comment about their experiences to ensure continuous, current feedback. Results show targets are being met or exceeded more than 90 percent of the time. In addition, National City's problem resolution process continues to enhance the customer experience and tracking reports show that errors have been reduced by 50 percent in the past 18 months.


                                    [PHOTO]

INVESTING IN HUMAN CAPITAL

    Established in 2000 to enhance the performance and retention of employees, the National City Institute now has nine locations across the Corporation's six-state footprint. Throughout 2001, more than 3,000 new employees and managers attended classes with training lasting approximately three weeks compared to five days or less in the past. New employees emerge with a stronger understanding of National City products, services, and procedures, and are better prepared to provide quality customer service. Managers are better equipped to reduce new-hire turnover and enhance morale. The Institute also facilitates the acclimation process of new employees by assigning sponsors who offer guidance and support. In addition to the Institute's training programs, the branch network has standardized processes and procedures to ensure consistency in service quality.


                                                                     5
                                                              NATIONAL CITY
                                                              2001 ANNUAL REPORT

INVESTING IN TECHNOLOGY

    Retail OnLine - To enhance the overall efficiency of its branch network, National City equipped each office with Retail OnLine in 2001. This branch-system intranet provides immediate access to current retail banking information in a searchable format. Armed with more timely and accurate data, managers and staff are now better able to assist customers with their needs and concerns. The capabilities of Retail OnLine have also greatly facilitated problem resolution. In 2002, a broader set of initiatives are already underway to redesign branch and call center processes to further improve service quality and work flow while reducing back-office operating costs.

    Credit and investment sweep - National City's Small Business and Corporate Banking lines of business automated the sweeping of a customer's funds into investment vehicles or for payments on a line of credit. This technology will continue to be shared across National City business lines in 2002.

    NationalCity.com - This past year the revamped NationalCity.com received 7.3 million visits and the number of customers using Online Banking more than doubled to approximately 275,000. Moreover, NationalCity.com was rated as the No. 1 business-to-business Web site operated by a bank and the second best business-to-business site in the nation by Business To Business magazine. A very visible enhancement to the site in 2001 was the addition of My Sites, a free account aggregation service enabling individuals to consolidate multiple sites in one location with one password. Behind the scenes, the Corporation moved the hosting of the Online Banking service from a third-party vendor to National City's eCommerce environment. Benefits of the move include improved customer service and faster problem resolution.

    NatCity(R) Online Investing - NatCity Investments, Inc., the Corporation's retail brokerage subsidiary, debuted this service in late 2001. Online Investing allows customers to purchase stocks and mutual funds via the Internet. Users have the choice of making their own investment decisions or can call on the expertise of a full-service financial consultant.

    ShareBuilder(R) - With no account or investment minimums, or an annual fee, ShareBuilder eliminates many of the financial barriers to entering the stock market. The online service enables anyone to build a diversified portfolio by offering investment options in more than 4,000 stocks and 60 index securities. Investors can purchase shares or fractions of shares on a weekly, monthly, or one-time basis by directly withdrawing from a National City checking or savings account.

    StockAccess(SM) - Through StockAccess at ncstockaccess.com, National City Corporation shareholders now have interactive access to comprehensive account information around the clock. With this free service, a shareholder can view balances, research certificate history, analyze dividend payment history, review 1099 tax information, and see the current market value of holdings.

BETTER PRODUCTS AND SERVICES

    Pricing and product migration efforts - To more closely align with customers' needs and market pricing, National City implemented changes to retail products and pricing strategies as part of its annual pricing evaluation. The product migration efforts included contact with more than 200,000 customers offering an upgrade from traditional savings to higher-yielding money market accounts. Customers responded well to these endeavors, migrating more than $2 billion in deposits.

    Checking Solutions - Free Checking and Small Business ValuePak Checking have been important components to direct deposit account growth in 2001. National City now offers Free Checking across our six-state footprint. ValuePak Checking bundles several products for small businesses at discounted prices.

    Private Investment Advisors Trust Statements - An improved account statement was introduced to investment management and personal trust clients this year. The new statements provide expanded information on account performance and activity in an easy-to-read consolidated format.

    Asset Management Account - During 2001 National City laid the groundwork for this high-quality investment sweep product. Designed for individuals, the Asset Management Account will sweep a customer's funds into investment vehicles or use them for payments on a line of credit. The new account will premier in 2002.

    Community Banking Initiative - To address the unique needs of customers outside of major urban markets, a new Community Banking division was created. Comprised of 350 offices in smaller cities and towns throughout our geographic footprint, the division features broad sales coverage across multiple product lines. Employees are empowered with local deposit pricing and credit decision-making flexibility, operating and acting like a local bank rather than a branch office.


                                    [PHOTO]

An important initiative within National City in the last few years has been the expansion of our corporate banking presence in Philadelphia, Detroit, and Chicago. In Chicago (above), National City has increased its corporate lending staff from 25 to 70 since 1999, and in 2002 will open its first branch in the loop area, at One North Franklin.


      6
NATIONAL CITY
2001 ANNUAL REPORT

BUILDING THE NATIONAL CITY BRAND
--------------------------------------------------------------------------------
          PUTTING THE INFRASTRUCTURE IN PLACE


                                            -----------------------------------
                                                          [PHOTO]

                                            YOU  ARE THE BRAND...
                                              the face of the company...
                                                the key to our success.

                                                              You &
                                                                NATIONAL CITY.
                                           ------------------------------------


IT IS CERTAIN. To succeed tomorrow, National City must put the customer at the center of decisions today, deliver unparalleled service to differentiate itself from competitors, and invest wisely in technology. Customer loyalty to the National City brand is the long-term goal and the wellspring for future growth.

THE VISION

    In March 2001, Chairman and CEO David A. Daberko stood before employees to describe his vision of National City's future. His message outlined what needed to be accomplished in order to become customer champions: people committed to improving personal performance as well as the performance of the company as a whole; a company that cooperates across business lines and units; a company that innovates constantly to fuel future growth and respond to customer demand; a company that is agile and prepared to meet change head-on.


CREATING A CUSTOMER CHAMPION ORGANIZATION FROM THE INSIDE OUT

    To help bring the vision into reality, National City held more than 200 internal brand awareness meetings which were attended by nearly 4,000 managers. The following core values summarizing customer champion behavior were instilled in these meetings:

    -   Always offer the customer fair value

    - Convey a sense of recognition and appreciation for each customer's business

    -   Resolve problems in an efficient and personalized manner

    -   Be proactive as well as responsive

    -   Provide unbiased advice

    - Provide a high level of overall service quality (convenience, speed, and accuracy)

    -   Establish and nurture long-term relationships


--------------------------------------------------------------------------------
                                    [PHOTO]

National City customers and employees contributed nearly $2 million to September 11- related causes, including a company match of employee contributions. More broadly, National City is one of the largest supporters of educational, cultural, and community services in its footprint. Since its formation in 1982, National City Community Development Corporation has sponsored more than $340 million in inner city and rural community development projects within the Corporation's service area. This investment has been leveraged to more than $3 billion of neighborhood revitalization and improved community support systems and programs.
--------------------------------------------------------------------------------


ACHIEVING SUCCESS

    National City heads into the future as a company that puts its customers' needs first. By combining the ambition and abilities of good people with the power of better products, cutting-edge technology, and first-class service, National City is building brand preference and supporting revenue growth through the attraction and retention of customers.


                                                                         7
                                                                   NATIONAL CITY
                                                              2001 ANNUAL REPORT

BOARD OF DIRECTORS
--------------------------------------------------------------------------------


    [PHOTO]                             [PHOTO]                     [PHOTO]                          [PHOTO]
DAVID A. DABERKO (2,3)            JON E. BARFIELD (1,4,6)    EDWARD B. BRANDON (2,3,6)        JOHN G. BREEN (3,4,5)
Chairman & CEO                    Chairman & President       Retired Chairman                 Retired Chairman
National City Corporation         The Bartech Group, Inc.    National City Corporation        The Sherwin-Williams Company


         [PHOTO]                   [PHOTO]                   [PHOTO]                 [PHOTO]                       [PHOTO]
JAMES S. BROADHURST (1,5,6)  JOHN W. BROWN (3,4,5)       DUANE E. COLLINS    SANDRA AUSTIN CRAYTON (2,4,7)   DANIEL E. EVANS (1,5,6)
Chairman & CEO               Chairman, President & CEO   (2,3,5) Chairman    Retired President & CEO         Retired Chairman
Eat'n Park Hospitality       Stryker Corporation         Parker Hannifin     PhyServ LLC.                    Bob Evans Farms, Inc.
Group, Inc.                                              Corporation


       [PHOTO]                    [PHOTO]                      [PHOTO]                             [PHOTO]
JOSEPH T. GORMAN (4,5,7)       PAUL ORMOND (3,5)        ROBERT A. PAUL (1,2,3,7)           MICHAEL A. SCHULER (1,6)
Retired Chairman               President & CEO          President & CEO                    Retired Chairman, President & CEO
TRW Inc.                       Manor Care, Inc.         Ampco-Pittsburgh Corporation       Zippo Manufacturing Company


     [PHOTO]                      [PHOTO]                             [PHOTO]                             [PHOTO]
GERALD L. SHAHEEN         JEROME F. TATAR (1,3,7)           JERRY SUE THORNTON, PH.D. (2,6,7)        MORRY WEISS (3,4,7)
Group President           Chairman, President & CEO         President                                Chairman & CEO
Caterpillar Inc.          The Mead Corporation              Cuyahoga Community College               American Greetings Corporation



COMMITTEES:
(1)  Audit
(2)  Dividend
(3)  Executive
(4)  Nominating and Board of Directors Governance
(5)  Compensation & Organization
(6) Public Policy
(7) Investment


OFFICERS
--------------------------------------------------------------------------------

OFFICE OF THE CHAIRMAN       THOMAS W. GOLONSKI           TED M. PARKER
                             Pennsylvania Banking         Kentucky Banking
DAVID A. DABERKO             JON L. GORNEY                J. ARMANDO RAMIREZ
Chairman and CEO             Information Services &       Corporate Planning
WILLIAM E. MACDONALD III     Operations                   PETER E. RASKIND
Vice Chairman                JEFFREY D. KELLY             Consumer Finance
ROBERT G. SIEFERS            Chief Financial Officer      PHILIP L. RICE
Vice Chairman                TIMOTHY J. LATHE             Ohio Banking
                             Michigan / Illinois Banking  SHELLEY J. SEIFERT
EXECUTIVE VICE PRESIDENTS    HERBERT R. MARTENS, JR.      Human Resources
JAMES R. BELL III            Private Investment Advisors  STEPHEN A. STITLE
Capital Markets              ROBERT J. ONDERCIK           Indiana Banking
PAUL G. CLARK                Credit Administration        DAVID L. ZOELLER
Fee Businesses               A. JOSEPH PARKER             General Counsel
GARY A. GLASER               Retail Sales and             & Secretary
Ohio Banking                 Distribution



SENIOR VICE PRESIDENTS       JAMES P. GULICK              GARY P. OBERS
JEFFREY M. BIGGAR            General Auditor, Risk        Wholesale Banking
Private Investment Advisors  Management                   KAMALA R. RAGHAVAN
WILLIAM I. CORNETT, JR.      JOSEPH J. HERR               Corporate Accounting
Wholesale Banking            Loan Review                  THOMAS A. RICHLOVSKY
RICHARD J. DEKASER           JAMES HUGHES                 Treasurer
Economist                    Information Services         WILLIAM H. SCHECTER
J. ANDREW DUNHAM             THOMAS C. KAYLOR             Venture Capital
Investments                  Mergers and                  THOMAS H. SCHROTH
JANE GREBENC                 Acquisitions                 Operations
Retail Sales and             J. MICHAEL KEARNEY           KARIN L. STONE
Distribution                 Properties                   Corporate Marketing
MARY H. GRIFFITH             JANIS E. LYONS               GREGORY L. TUNIS
Internal Brand               Comptroller                  Retail Sales and
Management                   BRUCE A. MCCRODDEN           Distribution
                             Public Affairs



     8
NATIONAL CITY
2001 ANNUAL REPORT

FINANCIAL REVIEW
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA(a)
-------------------------------------------------------------------------------------------------------------------
                                                                 For the Calendar Year
-------------------------------------------------------------------------------------------------------------------
 (DOLLARS IN MILLIONS, EXCEPT PER
          SHARE AMOUNTS)               2001      2000      1999      1998      1997      1996      1995      1994
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
 Interest income:
  Loans                                $5,864    $5,790    $4,938    $4,812    $4,487    $4,425    $4,383    $3,673
  Securities                              518       740       922       885       840       854       966       911
  Other                                    33        37        53        60        36        40        52        20
-------------------------------------------------------------------------------------------------------------------
    Total interest income               6,415     6,567     5,913     5,757     5,363     5,319     5,401     4,604
 Interest expense:
  Deposits                              1,778     1,937     1,636     1,846     1,813     1,862     1,975     1,479
  Borrowings and long-term debt         1,198     1,671     1,277       999       739       612       673       420
-------------------------------------------------------------------------------------------------------------------
    Total interest expense              2,976     3,608     2,913     2,845     2,552     2,474     2,648     1,899
-------------------------------------------------------------------------------------------------------------------
 Net interest income                    3,439     2,959     3,000     2,912     2,811     2,845     2,753     2,705
 Provision for loan losses                605       287       250       201       225       240       205       196
-------------------------------------------------------------------------------------------------------------------
  Net interest income after
   provision for loan losses            2,834     2,672     2,750     2,711     2,586     2,605     2,548     2,509
 Fees and other income                  2,533     2,427     2,243     2,180     1,766     1,528     1,332     1,274
 Securities gains, net                    145        57       138       134        81       109        42        35
-------------------------------------------------------------------------------------------------------------------
    Total noninterest income            2,678     2,484     2,381     2,314     1,847     1,637     1,374     1,309
 Noninterest expense before merger
  charges                               3,345     3,184     2,983     2,998     2,727     2,725     2,690     2,635
 Merger charges                            --        --        --       379        66        75        24        --
-------------------------------------------------------------------------------------------------------------------
    Total noninterest expense           3,345     3,184     2,983     3,377     2,793     2,800     2,714     2,635
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes and
   cumulative effect of accounting
   changes                              2,167     1,972     2,148     1,648     1,640     1,442     1,208     1,183
 Income taxes                             779       670       743       577       518       448       380       364
-------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect
   of accounting changes                1,388     1,302     1,405     1,071     1,122       994       828       819
 Cumulative effect of accounting
  changes, net                             --        --        --        --        --        --        --        --
-------------------------------------------------------------------------------------------------------------------
 Net income                            $1,388    $1,302    $1,405    $1,071    $1,122    $  994    $  828    $  819
===================================================================================================================
PER COMMON SHARE
 Diluted net income                     $2.27     $2.13     $2.22     $1.61     $1.71     $1.48     $1.22     $1.21
 Diluted net income before merger
   charges                               2.27      2.13      2.22      2.00      1.77      1.55      1.25      1.21
 Dividends declared                      1.16      .855     1.085       .97       .86       .94       .65       .59
 Dividends paid                          1.16      1.14      1.06       .94       .84       .74       .65       .59
 Average diluted shares                611.94    612.63    632.45    665.72    655.47    673.10    676.48    674.85
FINANCIAL RATIOS
 Return on average common equity        19.89%    21.29%    22.64%    15.40%    18.20%    16.69%    15.44%    16.39%
 Return on average common equity
  before merger charges                 19.89     21.29     22.64     19.18     18.77     17.53     15.82     16.39
 Return on average assets                1.49      1.52      1.67      1.34      1.56      1.40      1.15      1.23
 Return on average assets before
  merger charges                         1.49      1.52      1.67      1.66      1.61      1.47      1.18      1.23
 Average stockholders' equity to
  average assets                         7.51      7.18      7.39      8.70      8.57      8.44      7.59      7.62
 Dividend payout ratio                  51.10     40.14     48.87     60.25     50.29     63.51     53.28     48.76
 Net interest margin                     4.09      3.85      3.99      4.11      4.37      4.47      4.24      4.53
AT YEAR END
 Assets                              $105,817   $88,535   $87,121   $88,246   $75,779   $72,918   $74,142   $70,438
 Loans(b)                              84,872    69,043    62,935    61,519    53,244    50,886    50,543    47,536
 Securities                             9,859     9,904    14,904    16,119    13,798    13,412    15,384    15,338
 Deposits                              63,130    55,256    50,066    58,247    52,617    53,619    54,923    54,755
 Long-term debt                        17,316    18,145    15,038     9,689     6,297     3,516     3,515     2,693
 Common stockholders' equity            7,381     6,740     5,698     6,977     6,158     6,216     5,706     4,851
 Total stockholders' equity             7,381     6,770     5,728     7,013     6,158     6,216     5,892     5,039
 Common shares outstanding             607.35    609.19    607.06    652.65    631.39    661.72    650.96    652.68
===================================================================================================================



----------------------------------------------------------------
                                        For the Calendar Year
----------------------------------------------------------------
 (DOLLARS IN MILLIONS, EXCEPT PER
          SHARE AMOUNTS)              1993      1992      1991
----------------------------------------------------------------
SUMMARY OF OPERATIONS
 Interest income:
  Loans                               $3,420    $3,540    $3,869
  Securities                             945     1,041     1,052
  Other                                   14        56       120
----------------------------------------------------------------
    Total interest income              4,379     4,637     5,041
 Interest expense:
  Deposits                             1,547     1,949     2,513
  Borrowings and long-term debt          187       153       212
----------------------------------------------------------------
    Total interest expense             1,734     2,102     2,725
----------------------------------------------------------------
 Net interest income                   2,645     2,535     2,316
 Provision for loan losses               228       305       394
----------------------------------------------------------------
  Net interest income after
   provision for loan losses           2,417     2,230     1,922
 Fees and other income                 1,202     1,099       957
 Securities gains, net                    59       100        50
----------------------------------------------------------------
    Total noninterest income           1,261     1,199     1,007
 Noninterest expense before merger
  charges                              2,540     2,597     2,309
 Merger charges                           --        --        --
----------------------------------------------------------------
    Total noninterest expense          2,540     2,597     2,309
----------------------------------------------------------------
  Income before income taxes and
   cumulative effect of accounting
   changes                             1,138       832       620
 Income taxes                            334       256       161
----------------------------------------------------------------
  Income before cumulative effect
   of accounting changes                 804       576       459
 Cumulative effect of accounting
  changes, net                            60      (21)        --
----------------------------------------------------------------
 Net income                           $  864    $  555    $  459
================================================================
PER COMMON SHARE
 Diluted net income                    $1.25      $.82      $.71
 Diluted net income before merger
   charges                              1.25       .82       .71
 Dividends declared                      .53       .47       .47
 Dividends paid                          .53       .47       .47
 Average diluted shares               691.68    677.63    641.67
FINANCIAL RATIOS
 Return on average common equity       18.38%    13.72%    12.60%
 Return on average common equity
  before merger charges                18.38     13.72     12.60
 Return on average assets               1.37       .91       .80
 Return on average assets before
  merger charges                        1.37       .91       .80
 Average stockholders' equity to
  average assets                        7.88      7.27      7.00
 Dividend payout ratio                 42.40     57.32     66.20
 Net interest margin                    4.71      4.68      4.59
AT YEAR END
 Assets                              $66,395   $62,469   $61,443
 Loans(b)                             42,996    39,708    38,723
 Securities                           16,441    15,525    14,327
 Deposits                             51,388    51,228    50,370
 Long-term debt                        1,515     1,264       780
 Common stockholders' equity           5,120     4,269     3,756
 Total stockholders' equity            5,318     4,582     4,159
 Common shares outstanding            665.66    653.40    608.65
================================================================

(a)Prior period data have been restated for stock splits and pooling-of-interests business combinations
(b)Includes loans held for sale or securitization


NATIONAL CITY
2001 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------

The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes presented on pages 28 through 60.

This annual report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans, and changes in regulatory or legislative requirements. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

EARNINGS SUMMARY

National City reported net income of $1,388.1 million, or $2.27 per diluted share, in 2001, compared to $1,302.4 million, or $2.13 per diluted share, in 2000, and $1,405.5 million, or $2.22 per diluted share, in 1999. Returns on average common equity and average assets for 2001 were 19.9% and 1.49%, respectively, compared to returns of 21.3% and 1.52%, respectively in 2000, and returns of 22.6% and 1.67%, respectively in 1999.

Over the past three years, several strategic initiatives were undertaken to improve the financial strength of National City. Most significant among these initiatives were the balance sheet restructuring efforts initiated in 2000, which served to improve capital efficiency and the net interest margin; growth strategies implemented in each of the business lines; the realignment and divestiture of certain unprofitable business units; the acquisition of several new businesses; and targeted investments in human capital and technology, which served to significantly improve the quality of customer service and allow for enhanced product offerings. Benefits from these initiatives combined with the positive effects on mortgage banking activity of a declining interest rate environment, along with wider lending spreads, led to strong financial results in 2001.

NET INTEREST INCOME

The table beginning on page 12 presents net interest income, interest spread, and net interest margin for the five years 1997 through 2001, comparing daily average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense and the corresponding average rates earned and paid. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2001, 2000, and 1999 were $33.3 million, $33.7 million, and $36.9 million, respectively. Average outstanding loan balances include nonperforming loans and loans held for sale or securitization. Average outstanding securities balances are computed based on amortized cost and excluded unrealized gains and losses on securities available for sale.

In order to manage exposure to changes in interest rates, the Corporation uses various types of derivative instruments. The cash flows generated by derivative instruments used to manage interest rate risk associated with earning assets and interest bearing liabilities are recorded along with the interest income or expense of the hedged item and consequently affect the yields on those assets and liabilities. Information regarding the derivative instruments used and how they are accounted for is presented in Notes 1 and 22 to the Consolidated Financial Statements. A discussion of the effects of changing interest rates is included in the Market Risk Management section beginning on page 25.

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

Tax-equivalent net interest income in 2001 was $3,472.2 million, up from $2,992.1 million in 2000 and $3,037.0 million in 1999. The net interest margin rose to 4.09% in 2001 from 3.85% in 2000 and 3.99% in 1999. The growth in net interest income and the net interest margin in 2001 reflected strong loan volumes, especially mortgage loans held for sale, successful deposit-gathering efforts, and the positive impact of a declining rate environment on funding costs and spreads. A richer earning-asset mix, resulting from steps taken in 2000 to restructure the balance sheet,


NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------


also contributed to the net interest margin's strength. The primary factors behind the decline in net interest income and the net interest margin from 1999 to 2000 were a rising interest rate environment, which increased funding costs and was in opposition to the Corporation's liability sensitive interest rate risk position at the time, and a highly competitive lending environment. Net interest income was also temporarily reduced by the effects of the balance sheet restructuring efforts taken in 2000.

The steps taken in 2000 to restructure the balance sheet included the sales of $2.0 billion of thin-spread student loans, $3.7 billion of fixed-rate debt securities, and $1.0 billion of low-spread adjustable-rate mortgages. Through the sale of these less capital-efficient assets, reliance on purchased funding was reduced and the balance sheet was freed up for more profitable investment.

The Corporation also chose to further diversify its funding sources and provide for greater capital efficiency by securitizing credit card receivables totaling $397.4 million and $600.0 million in 2001 and 2000, respectively. Securitization involves the sale of a pool of assets to a trust, which sells undivided interests to investors through the public or private issuance of asset-backed securities. As loan receivables are securitized, on-balance-sheet funding needs are reduced by the amount of the receivables securitized. No receivables were securitized in 1999.

During 2001, 2000, and 1999, National City repurchased 9.3 million, 2.5 million, and 52.6 million shares, respectively, of its common stock. These repurchases resulted in additional funding costs and reduced the net interest margin. While the cost to fund these repurchases reduced net interest income and the net interest margin, the lower average outstanding share base increased earnings per share.

Average earning assets were $84.8 billion in 2001, up from $77.8 billion in 2000 and $76.1 billion in 1999. The increase in average earning assets in 2001 was driven by loan growth offset to some extent by a planned reduction of the securities portfolio and the asset sales in 2000. Strong loan growth in 2000, partially offset by the effect of the asset sales, led to the increase in average earning assets over 1999.

Average loans in 2001 were $75.6 billion compared to average loans of $65.3 billion in 2000. Average loans held for sale, included in total average loans, were $8.0 billion in 2001, up considerably from $2.7 billion in 2000. Average portfolio loans, adjusted for sales and securitizations, increased 11.0% over 2000. Propelled by lower interest rates and a strong housing market, residential real estate and home equity loan production contributed significantly to the increase in average loans in 2001. Conforming mortgage loan originations were $56.0 billion in 2001, compared to $20.7 billion in 2000. Nonconforming mortgage loans generated by the Corporation's consumer finance subsidiary First Franklin Financial Corporation (First Franklin) also increased to $6.3 billion in 2001, versus $4.5 billion in 2000. While a portion of the loans originated by First Franklin are sold to third parties, the Corporation retained $3.8 billion of First Franklin's production in 2001 to boost net interest income and to improve its mix of earning assets. The retention of these loans also contributed to the overall increase in average residential real estate loans.

Commercial loan and lease growth within the Corporation's wholesale banking business was strong through the first three quarters of 2001 due to market share gains in the Chicago, Philadelphia and Detroit markets combined with the success of new product offerings. Solid growth in loans generated by the middle-market and specialized lending groups also contributed to the increase. Commercial loan growth slowed in the fourth quarter of 2001 due to the weaker economy. The commercial loans originated in 2001 contributed to the richer earning asset mix and wider spreads as the Corporation focused on improving risk-adjusted returns while continuing to maintain sound underwriting standards.

Consumer loan balances declined in 2001 due to the sale of student loans in 2000 and runoff in the automobile lease portfolio following the decision in December 2000 to cease originating automobile leases, offset to some extent by growth in automobile installment loans.

Average securities, at amortized cost, were $8.7 billion in 2001, compared to $12.0 billion in 2000 and $15.0 billion in 1999. During the past three years, the Corporation has been paring back the securities portfolio through sale and runoff in an effort to improve the mix of earning assets.

Average interest bearing liabilities were $73.0 billion in 2001, versus $67.3 billion in 2000 and $65.5 billion in 1999. Average noninterest bearing sources of funds, consisting of noninterest bearing deposits and stockholders' equity, increased to $18.6 billion in 2001 from $16.9 billion in 2000 and $17.7 billion in 1999. During 2001, loan growth was primarily funded with short-term purchased deposits and borrowings. A higher level of core noninterest bearing and money market deposits, spurred by more targeted promotion, improved products, and better customer service, also aided the funding of loan growth in 2001. Despite the increase in noninterest bearing funding in 2001, the relative contribution of such funding to the net interest margin declined as a result of the significant growth in earning assets, mainly loans held for sale.

NATIONAL CITY
2001 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------

                                                                           Daily Average Balance
-------------------------------------------------------------------------------------------------------------
                   (DOLLARS IN MILLIONS)                       2001      2000      1999      1998      1997
-------------------------------------------------------------------------------------------------------------
ASSETS
  Earning assets:
   Loans:
    Commercial                                                $27,291   $24,830   $22,359   $20,135   $16,837
    Real estate - commercial                                    6,788     6,222     6,239     6,407     6,562
    Real estate - residential                                  21,796    14,423    12,427    12,756    12,195
    Consumer                                                   12,318    13,215    13,831    12,589    11,257
    Credit card                                                 2,197     2,431     2,025     1,860     2,070
    Home equity                                                 5,215     4,204     3,312     3,102     2,702
-------------------------------------------------------------------------------------------------------------
      Total loans                                              75,605    65,325    60,193    56,849    51,623
   Securities available for sale:
    Taxable                                                     7,977    11,195    14,139    12,967    12,298
    Tax-exempt                                                    733       793       866       941       781
-------------------------------------------------------------------------------------------------------------
      Total securities available for sale                       8,710    11,988    15,005    13,908    13,079
   Federal funds sold, security resale agreements, and other
    investments                                                   522       469       923       990       557
-------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates         84,837    77,782    76,121    71,747    65,259
  Allowance for loan losses                                      (975)     (987)     (987)     (983)     (969)
  Fair value appreciation (depreciation) of securities
   available for sale                                             167      (310)      129       530       316
  Cash and demand balances due from banks                       3,082     3,087     3,562     3,645     3,347
  Properties and equipment, accrued income, and other assets    5,999     5,978     5,466     5,114     3,989
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $93,110   $85,550   $84,291   $80,053   $71,942
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing liabilities:
   NOW and money market accounts                              $18,120   $16,549   $16,804   $17,472   $15,467
   Savings accounts                                             2,713     3,207     3,818     4,158     5,037
   Consumer time deposits                                      15,332    15,457    14,898    16,619    17,802
   Other deposits                                               5,802     2,936     3,053     4,009     3,161
   Foreign deposits                                             4,319     3,128     2,679     1,715     1,052
   Federal funds borrowed                                       4,637     3,043     3,258     3,124     2,044
   Security repurchase agreements                               3,887     3,846     4,821     4,118     2,975
   Borrowed funds                                               1,748     2,687     2,879     3,005     2,771
   Long-term debt and capital securities                       16,415    16,454    13,316     7,698     4,972
-------------------------------------------------------------------------------------------------------------
      Total interest bearing liabilities/total interest
        expense/rates                                          72,973    67,307    65,526    61,918    55,281
  Noninterest bearing deposits                                 11,622    10,792    11,473     9,945     9,230
  Accrued expenses and other liabilities                        1,524     1,311     1,061     1,225     1,265
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              86,119    79,410    78,060    73,088    65,776
  Preferred stock                                                  19        30        31        28        --
  Common stock                                                  6,972     6,110     6,200     6,937     6,166
-------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                      6,991     6,140     6,231     6,965     6,166
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $93,110   $85,550   $84,291   $80,053   $71,942
=============================================================================================================
NET INTEREST INCOME
=============================================================================================================
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
-------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
=============================================================================================================


NATIONAL CITY
2001 ANNUAL REPORT

-----------------------------------------------------------------------------------------------------------------
                                                                                   Interest
-----------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                         2001       2000       1999       1998       1997
-----------------------------------------------------------------------------------------------------------------
ASSETS
 Earning assets:
  Loans:
   Commercial                                                $1,890.9   $2,194.8   $1,749.9   $1,641.1   $1,441.7
Real estate - commercial                                        540.3      549.6      537.6      576.8      587.5
Real estate - residential                                     1,711.7    1,198.6      962.7      982.0      960.8
   Consumer                                                   1,071.5    1,126.7    1,147.6    1,086.4      984.9
   Credit card                                                  264.3      338.3      267.1      258.5      282.2
   Home equity                                                  397.0      393.2      285.2      280.3      247.6
-----------------------------------------------------------------------------------------------------------------
    Total loans                                               5,875.7    5,801.2    4,950.1    4,825.1    4,504.7
  Securities available for sale:
   Taxable                                                      480.0      697.9      876.1      836.4      795.2
   Tax-exempt                                                    59.6       64.4       71.4       75.8       69.9
-----------------------------------------------------------------------------------------------------------------
    Total securities available for sale                         539.6      762.3      947.5      912.2      865.1
  Federal funds sold, security resale agreements,
   and other investments                                         32.8       36.8       52.0       59.6       35.7
-----------------------------------------------------------------------------------------------------------------
    Total earning assets/total interest income/rates         $6,448.1   $6,600.3   $5,949.6   $5,796.9   $5,405.5
=================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities:
  NOW and money market accounts                              $  502.7   $  621.3   $  519.6   $  542.0   $  497.6
  Savings accounts                                               36.0       53.4       64.6       82.9      102.6
  Consumer time deposits                                        843.3      884.7      761.6      914.0      986.2
  Other deposits                                                243.4      183.9      155.3      218.0      171.8
  Foreign deposits                                              152.3      193.7      134.4       89.3       54.9
  Federal funds borrowed                                        186.3      195.5      166.2      167.8       91.6
  Security repurchase agreements                                111.1      200.4      201.9      186.1      144.3
  Borrowed funds                                                 64.0      164.7      144.2      168.5      180.1
  Long-term debt and capital securities                         836.8    1,110.6      764.8      476.4      323.1
-----------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/total interest
       expense/rates                                         $2,975.9   $3,608.2   $2,912.6   $2,845.0   $2,552.2
=================================================================================================================
NET INTEREST INCOME                                          $3,472.2   $2,992.1   $3,037.0   $2,951.9   $2,853.3
=================================================================================================================
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
-----------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
=================================================================================================================

                                                                               Average Rate
----------------------------------------------------------------------------------------------------------
                                                                2001      2000     1999     1998     1997
----------------------------------------------------------------------------------------------------------
ASSETS
 Earning assets:
  Loans:
   Commercial                                                   6.93%     8.84%    7.83%    8.15%    8.56%
Real estate - commercial                                        7.96      8.83     8.62     9.00     8.95
Real estate - residential                                       7.85      8.31     7.75     7.70     7.88
   Consumer                                                     8.70      8.53     8.30     8.63     8.75
   Credit card                                                 12.04     13.92    13.19    13.90    13.63
   Home equity                                                  7.61      9.35     8.61     9.04     9.16
----------------------------------------------------------------------------------------------------------
    Total loans                                                 7.77      8.88     8.22     8.49     8.73
  Securities available for sale:
   Taxable                                                      6.02      6.23     6.20     6.45     6.47
   Tax-exempt                                                   8.13      8.12     8.24     8.04     8.95
----------------------------------------------------------------------------------------------------------
    Total securities available for sale                         6.20      6.36     6.32     6.56     6.61
  Federal funds sold, security resale agreements,
   and other investments                                        6.29      7.85     5.63     6.03     6.41
----------------------------------------------------------------------------------------------------------
    Total earning assets/total interest income/rates            7.60%     8.49%    7.82%    8.08%    8.28%
==========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities:
  NOW and money market accounts                                 2.78%     3.76%    3.09%    3.10%    3.22%
  Savings accounts                                              1.33      1.67     1.69     1.99     2.04
  Consumer time deposits                                        5.50      5.72     5.11     5.50     5.54
  Other deposits                                                4.20      6.26     5.09     5.44     5.43
  Foreign deposits                                              3.53      6.19     5.02     5.21     5.22
  Federal funds borrowed                                        4.02      6.43     5.10     5.37     4.48
  Security repurchase agreements                                2.86      5.21     4.19     4.52     4.85
  Borrowed funds                                                3.66      6.13     5.01     5.61     6.50
  Long-term debt and capital securities                         5.10      6.75     5.74     6.19     6.50
----------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/total interest
       expense/rates                                            4.08%     5.36%    4.45%    4.59%    4.62%
==========================================================================================================
NET INTEREST INCOME
==========================================================================================================
INTEREST SPREAD                                                 3.52%     3.13%    3.37%    3.49%    3.66%
Contribution of noninterest bearing sources of funds             .57       .72      .62      .62      .71
----------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                             4.09%     3.85%    3.99%    4.11%    4.37%
==========================================================================================================


NATIONAL CITY
2001 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------
The following table shows changes in tax-equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest bearing liabilities. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

---------------------------------------------------------------------------------------------------------------------------
                                                                  2001 VS 2000                           2000 vs 1999
                                                         -------------------------------     ------------------------------------
                                                          DUE TO CHANGE IN                    Due to Change in
                                                         -------------------       NET       ------------------       Net
(IN MILLIONS)                                            VOLUME       RATE       CHANGE      VOLUME       RATE      CHANGE
---------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN TAX-EQUIVALENT INTEREST INCOME -
Loans:
 Commercial                                              $217.7      $(521.6)    $(303.9)    $193.8      $251.1     $444.9
 Real estate - commercial                                  51.1        (60.4)      (9.3)       (1.6)       13.6       12.0
 Real estate - residential                                613.5       (100.4)     513.1       155.0        80.9      235.9
 Consumer                                                 (75.9)        20.7      (55.2)      (51.6)       30.7      (20.9)
 Credit card                                              (32.6)       (41.4)     (74.0)       53.5        17.7       71.2
 Home equity                                               94.5        (90.7)       3.8        76.9        31.1      108.0
Securities available for sale                            (208.8)       (13.9)    (222.7)     (190.0)        4.8     (185.2)
Federal funds sold, security resale agreements and
  other investments                                         4.3         (8.3)      (4.0)      (25.6)       10.4      (15.2)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                    $663.8      $(816.0)    $(152.2)    $210.4      $440.3     $650.7
=================================================================================================================================
INCREASE (DECREASE) IN INTEREST EXPENSE -
Deposits:
 NOW and money market accounts                           $ 59.1      $(177.7)    $(118.6)    $ (7.8)     $109.5     $101.7
 Savings accounts                                          (8.2)        (9.2)     (17.4)      (10.6)        (.6)     (11.2)
 Time deposits of individuals                              (7.3)       (34.1)     (41.4)       28.6        94.5      123.1
 Purchased deposits                                       254.2       (236.1)      18.1        16.7        71.2       87.9
Federal funds borrowed, security repurchase agreements
  and borrowed funds                                       40.8       (240.0)    (199.2)      (64.2)      112.5       48.3
Long-term debt and capital securities                      (2.6)      (271.2)    (273.8)      179.8       166.0      345.8
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                    $336.0      $(968.3)    $(632.3)    $142.5      $553.1     $695.6
=================================================================================================================================
INCREASE (DECREASE) IN TAX-EQUIVALENT NET INTEREST
  INCOME                                                                         $480.1                             $(44.9)
=================================================================================================================================

NONINTEREST INCOME

Details of noninterest income follow:

--------------------------------------------------------------
      (IN THOUSANDS)           2001        2000        1999
--------------------------------------------------------------
Deposit service charges     $  469,326  $  442,753  $  420,448
Item processing revenue        464,627     439,440     441,657
Trust and investment
  management fees              319,825     334,627     325,856
Mortgage banking revenue       199,244     478,954     389,292
Card-related fees              169,453     161,028     166,802
Ineffective hedge and
  other derivative gains,
  net                          362,937      18,190      17,824
Other service fees             115,248     103,453      90,421
Brokerage revenue               97,505      98,157     104,031
Other                          334,856     350,780     286,078
--------------------------------------------------------------
TOTAL FEES AND OTHER
  INCOME                     2,533,021   2,427,382   2,242,409
Securities gains, net          144,802      56,852     138,360
--------------------------------------------------------------
TOTAL NONINTEREST INCOME    $2,677,823  $2,484,234  $2,380,769
==============================================================

Fees and other income in 2001 reached $2,533.0 million, up from $2,427.4 million in 2000 and $2,242.4 million in 1999. National City's core banking, mortgage, and processing businesses all contributed solidly to the growth in fee income in 2001.

Deposit service charges increased to $469.3 million in 2001, from $442.8 million in 2000 and $420.4 million in 1999 reflecting growth in the core deposit base in 2001, increased cash management activity, a higher level of customer debit card usage, and fewer waived fees. These same factors also led to the increase in deposit service charges from 1999 to 2000.

Item processing revenue generated by National Processing, Inc. (National Processing), National City's 86%-owned item processing subsidiary, rose to $464.6 million in 2001, up from $439.4 million in 2000 and $441.7 million in 1999. Over the past several years, National Processing has taken strategic steps to grow its business by focusing exclusively on electronic payment processing. These efforts, which have included several acquisitions and divestitures (see further discussion in Note 3 to the Consolidated Financial Statements), have led to a significantly expanded customer base, balanced in both the regional and national markets, and been the primary driver of growth in item processing revenue. Accelerating growth in debit card usage and the increasing preference for credit and debit cards as the payment of choice over checks and cash have also contributed to revenue growth over the past two years. Affecting the comparison of item processing revenue between 2000 and 1999 was $56.7 million of revenue generated by several business units that were divested in the first half of 1999. Excluding the effects of the divested business units, item processing revenue in 2000 grew 14.5% over 1999.


NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------


Trust and investment management fees, which include both institutional trust and personal wealth management, were $319.8 million in 2001, down from $334.6 million in 2000 and $325.9 million in 1999. Equity market declines in 2001 resulted in lower fee income and offset the positive effects of net new business. At December 31, 2001, National City had total assets under administration of $142.7 billion, compared to $145.9 billion at December 31, 2000. Assets under administration included $61.0 billion and $60.9 billion of assets under management at December 31, 2001 and 2000, respectively. Proprietary Armada(R) mutual fund balances, included in assets under management, increased 10% to $18.5 billion at December 31, 2001 from $16.9 billion at December 31, 2000.

Mortgage banking revenue was $199.2 million in 2001, versus $479.0 million in 2000 and $389.3 million in 1999. Although the lower interest rate environment drove record breaking mortgage production in 2001, the higher level of refinancing also increased mortgage loan prepayment rates and lowered the estimated value of existing mortgage servicing assets. The resulting amortization and impairment charges decreased mortgage banking revenue in 2001. The value of mortgage servicing assets is sensitive to changes in interest rates. In a declining rate environment, as was experienced in 2001, mortgage refinancings generally increase, causing actual and expected prepayments to increase, which drives down the estimated value of existing mortgage servicing assets. The Corporation manages the risk associated with declines in the estimated fair value of mortgage servicing assets primarily by using derivative instruments. In 2001, impairment charges on mortgage servicing assets totaled $291.8 million. These losses were offset by net hedge gains from derivative instruments of $328.4 million, included in the income statement line "ineffective hedge and other derivative gains, net." Further discussion of mortgage servicing assets and derivative instruments is included in Notes 7 and 22 to the Consolidated Financial Statements.

Mortgage banking servicing fees and origination and sales revenue grew in 2001 as a result of the historically low level of interest rates and strong housing market. Conforming mortgage loan originations reached $56.0 billion in 2001, up from $20.7 billion in 2000 and $16.1 billion in 1999. Sales of conforming loans to the secondary market increased to $41.0 billion in 2001 and produced gains and associated revenue of $355.2 million, compared to sales of $18.3 billion and gains and related revenue of $320.5 million in 2000, and sales of $17.1 billion and gains and associated revenue of $283.5 million in 1999. The residential servicing portfolio grew to $83.5 billion at December 31, 2001, up from $57.1 billion at December 31, 2000 and $46.7 billion at December 31, 1999. The higher level of originations in 2001, coupled with enhanced cost tracking, led to more costs being deferred and incorporated into the basis of the loans originated, which had the effect of lowering both gains on sale and noninterest expense in 2001 as compared to prior years.

Nonconforming mortgage originations generated by First Franklin were also boosted by the lower interest rate environment, increasing to $6.3 billion in 2001 from $4.5 billion in 2000 and $1.8 billion for the four months following acquisition in 1999. The Corporation generally retains a portion of First Franklin's production for portfolio and sells the remainder to third parties. Total nonconforming loans sold in 2001, 2000, and 1999 totaled $2.1 billion, $2.0 billion, and $1.6 billion, respectively, and contributed gains of $58.6 million, $52.4 million, and $42.7 million, respectively, to mortgage banking revenue.

Mortgage loans held for sale reached a record $15.6 billion at December 31, 2001, compared to $3.0 billion at December 31, 2000. As these loans are sold into the secondary market in 2002, additional production revenue will be realized.

Higher origination volumes and servicing income drove the increase in mortgage banking revenue in 2000, due largely to purchase acquisitions in the second half of 1999 of First Franklin and the conforming mortgage production units of Accubanc Mortgage Corporation. Revenue in 2000 also included gains of $13.6 million and $10.6 million related to the sales of servicing assets and certain low-spread adjustable-rate mortgage loans sold as part of the balance sheet restructuring initiatives.

Card-related fees were $169.5 million in 2001, compared to $161.0 million in 2000 and $166.8 million in 1999. Successful sales efforts and the securitization of $1.0 billion of credit card receivables over the past 18 months led to the increase in card-related fees in 2001. Card-related fee income declined from 1999 to 2000 due to the wind down of two earlier credit card securitizations. As a credit card securitization winds down, receivable balances are transferred back into the on-balance sheet loan portfolio and interest-related revenue streams shift from fee income to net interest income. Further discussion of securitization activities is included in Notes 1 and 4 of the Consolidated Financial Statements.

Ineffective hedge and other derivative gains included ineffective hedge gains primarily associated with derivatives used to hedge interest rate risk, the Corporation's primary market risk. These gains totaled $362.9 million in 2001, $18.2 million in 2000, and $17.8 million in 1999. Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to January 1, 2001, unrealized gains and losses on derivatives used for


NATIONAL CITY
2001 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------
hedging purposes were generally not required to be recorded in the financial statements. These new accounting requirements caused and will continue to cause additional volatility in the income statement from what otherwise would have been recorded. Of the gains recognized in 2001, $328.4 million were generated by derivatives used to protect the estimated fair value of mortgage servicing assets. Further discussion of derivative activities is included in Notes 1, 2, and 22 to the Consolidated Financial Statements.

Other service fees increased to $115.2 million in 2001, up from $103.5 million in 2000 and $90.4 million in 1999. Growth in fees from syndicated lending activities drove the increases in other service fees in both 2001 and 2000.

Brokerage revenue was $97.5 million in 2001, relatively unchanged from $98.2 million in 2000 and down from $104.0 million in 1999. Equity market declines and weaker economic conditions reduced retail brokerage and investment banking activity and resulted in lower revenue over the past two years.

Other income in 2001 included an $88.8 million gain from the sale of the Corporation's preferred share interest in National Asset Management Corporation (NAMCO), a Kentucky-based investment advisor, a $20.6 million credit card securitization gain, and $20.0 million of gains recognized on stock received from insurance company demutualizations. In comparison, other income in 2000 included a $74.2 million gain on the sale of $2.0 billion of student loans, a $27.2 million credit card securitization gain, and $6.5 million of insurance company demutualization gains. Other income for 2001 also included net venture capital losses of $1.9 million, versus $37.1 million of venture capital gains recognized in 2000. In 1999, other income included gains of $101.8 million related to sales of certain equity interests, partially offset by a $60.8 million loss on divestitures at National Processing.

Net securities gains and losses are summarized as follows:

-----------------------------------------------------------
      (IN THOUSANDS,
 EXCEPT PER SHARE AMOUNTS)     2001       2000       1999
-----------------------------------------------------------
Net gains (losses):
 Debt securities             $  2,901   $(55,958)  $ 12,187
 Equity securities            141,901    112,810    126,173
-----------------------------------------------------------
Net pretax gains              144,802     56,852    138,360
Tax expense                    50,681     19,898     48,426
-----------------------------------------------------------
EFFECT ON NET INCOME         $ 94,121   $ 36,954   $ 89,934
===========================================================
EFFECT ON NET INCOME PER
  DILUTED SHARE                  $.15       $.06       $.14
===========================================================

Gains and losses on debt securities are generated mainly from the investment portfolio maintained for interest rate risk and liquidity management purposes, while equity securities gains are generated primarily from the internally-managed equity portfolio of bank and thrift common stock investments.

The bank stock fund is managed opportunistically, with the degree of market strength and industry consolidation affecting the comparability of achieved results between periods. For 2001, pretax bank stock fund gains were $123.4 million, compared to $112.8 million in 2000 and $94.1 million in 1999. Net unrealized appreciation in the bank stock fund portfolio was $44.9 million at December 31, 2001.

In addition to gains from bank and thrift common stock investments, equity securities gains in 2001 included pretax gains of $18.5 million on Student Loan Marketing Association stock that was called and in 1999 included a pretax gain of $32.1 million from the sale of Concord EFS, Inc. common stock.

In conjunction with the Corporation's balance sheet restructuring efforts in 2000, the Corporation sold $3.7 billion of lower-yielding, fixed-rate debt securities and recognized pretax losses of $56.3 million.

Further discussion on the sales of the debt securities and the Concord EFS, Inc. common stock is included in Note 3 to the Consolidated Financial Statements.

NONINTEREST EXPENSE

Details of noninterest expense follow:

--------------------------------------------------------------
     (IN THOUSANDS)          2001         2000         1999
--------------------------------------------------------------
Salaries, benefits, and
  other personnel         $1,710,309   $1,627,260   $1,558,403
Equipment                    238,956      229,476      209,774
Net occupancy                212,780      209,229      202,077
Third-party services         203,762      197,485      193,148
Card-related fees            198,928      167,657      149,260
Postage and supplies         128,345      121,453      125,880
Intangibles amortization      85,622       87,961       75,351
Telephone                     84,568       81,301       73,973
Marketing and public
  relations                   71,348       83,747       64,548
Travel and entertainment      57,553       59,505       51,847
State and local taxes         52,416       39,136       52,724
Other                        300,289      279,699      225,519
--------------------------------------------------------------
TOTAL NONINTEREST
  EXPENSE                 $3,344,876   $3,183,909   $2,982,504
==============================================================

Noninterest expense was $3,344.9 million in 2001, $3,183.9 million in 2000, and $2,982.5 million in 1999. Higher volume-driven card processing and personnel expenses, including commissions, along with costs associated with increased training, expanded product offerings, enhanced service quality, and targeted technology investment led to the increase in noninterest expense in 2001. These same factors, along with increased expenses and intangibles amortization from purchase acquisitions in the second half of 1999, also drove the increase in noninterest expense from 1999 to 2000.

Salaries, benefits, and other personnel expense increased in 2001 due to a higher level of commissions associated with increased mortgage loan origination activity and increased incentive compensation within the wholesale and retail banking lines of business.


NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------


Salaries, benefits, and other personnel expense in 2000 grew over 1999 due primarily to the effects of purchase acquisitions in the second half of 1999.

Increased mortgage loan origination activity also contributed to the increases in third-party services, postage and supplies, and telephone expense.

Volume increases in credit and debit card processing activity due to acquisitions, new business, and an increase in customer usage at National Processing led to the increases in card-related fee expense in both 2001 and 2000.

Due to focused efforts internally in 2001 to deliver and instill the National City brand promise to employees, so they in turn could deliver improved service to customers, the Corporation spent less on external marketing programs in 2001. In 2002, the Corporation has planned a relatively aggressive brand awareness and advertising program built on the customer service initiatives put in place in the previous two years.

State and local taxes were reduced in 2000 by several refunds received attributed to prior years.

Included in other noninterest expense in 2001 were write-downs to automobile lease residual values of $67.4 million and a $2.7 million impairment charge, net of minority interest, at National Processing related to the sale of its Business Processing Outsourcing business unit. Noninterest expense in 2000 included $44.0 million of charges related to the realignment of the consumer finance business line, a $6.5 million charge, net of minority interest, for goodwill and fixed-asset impairment associated with the divestiture of a small business unit at National Processing, and a $2.5 million charge for branch closings and consolidations at National City Mortgage Company. The $44.0 million of consumer finance charges included write-downs to automobile lease residual values of $26.0 million and losses associated with the decision to cease originating automobile leases and close certain nonconforming loan production channels. The consumer finance realignment and the National Processing divestitures are discussed further in Note 3 to the Consolidated Financial Statements. Other noninterest expense in 2000 also included an additional $15.0 million write-down of automobile lease residual values recognized in the second quarter of 2000, prior to management's decision to cease originating automobile leases.

Other noninterest expense in 1999 included a $28.6 million charge pursuant to a plan to improve the cost efficiency of branch office facilities.

The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 55.7% for 2001, down from 58.8% in 2000 and 56.5% in 1999. The improved efficiency ratio in 2001 reflects strong growth in revenue and disciplined cost control. The Corporation continues to pursue process improvement initiatives across all business lines in order to improve productivity and take advantage of current technology to deliver a broader array of products and higher levels of satisfaction to customers.

LINE OF BUSINESS RESULTS

National City operates six major lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage, and National Processing. A description of each business, selected financial information, and the methodologies used to measure financial performance are presented in Note 23 to the Consolidated Financial Statements.

Net income (loss) by line of business follows:

----------------------------------------------------------
      (IN MILLIONS)           2001       2000       1999
----------------------------------------------------------
Retail sales and
  distribution              $  515.1   $  511.0   $  513.6
Wholesale banking              408.0      463.0      419.3
Consumer finance                82.3      151.9      151.5
Asset management               112.6      128.8      130.4
National City Mortgage         179.4       61.4       77.7
National Processing             52.7       43.4      (37.4)
Parent and other                38.0      (57.1)     150.4
----------------------------------------------------------
CONSOLIDATED NET INCOME     $1,388.1   $1,302.4   $1,405.5
==========================================================

Results for retail sales and distribution improved over the prior year as the business line has focused on developing a stronger sales and customer service culture in order to increase customer acquisition and retention. The quality initiatives put in place since last year included an enhanced training and career development program, an internal branding campaign, and programs designed to measure and address service quality issues and customer satisfaction. These efforts, along with the lower rate environment, which boosted residential loan origination and sales revenue along with growth in home equity loans, drove the improved results in 2001. In January 2001, the business line sold its merchant services business unit, which processes debit and credit card transactions, to National Processing. Because the transaction occurred between entities under the common control of National City, it was recorded at historical cost. The merchant services business unit generated annual fee revenue for retail sales and distribution of approximately $24 million. More than offsetting this loss of revenue in 2001 were increases in deposit service charges, higher cash management fees, and an increase in gains from the sale of secondary market mortgage loans to National City Mortgage. Moderately higher credit costs, due to an increase in net charge-offs, reduced deposit spreads as a result of lower market interest rates, and an increase in noninterest expense, due to higher training and personnel costs in support of service quality initiatives and increased mortgage origination activity, somewhat dampened profitability in 2001. Net income in 2000 declined slightly from 1999 as a reduced level of earning assets,

NATIONAL CITY
2001 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------

due in part to the sales of $1.0 billion of adjustable-rate mortgage loans, along with a lower level of core deposits, lowered net interest income.

Wholesale banking's net income was adversely affected by increased credit costs related to leveraged and certain manufacturing-related commercial loans and an increase in noninterest expense. The provision for loan losses was $218.0 million in 2001 compared to only $69.3 million in 2000 and $55.2 million in 1999, and net charge-offs were $185.6 million, $69.3 million, and $55.2 million for those same periods, respectively. The increased provision for loan losses in 2001 reflected the increase in net charge-offs and associated declines in asset quality. Noninterest expense rose due to higher costs in support of market expansion in Chicago and Detroit. Solid loan growth and improved spreads benefited net interest income and fee income in 2001, partially offsetting the higher credit costs and noninterest expense. Market share gains in the Chicago, Philadelphia, and Detroit markets, and the success of new products drove the loan growth. Affecting the comparability of fee income were losses of $1.9 million on venture capital investments in 2001, versus gains of $37.1 million in 2000. Results in 2000 improved over 1999 due primarily to strong loan growth, which significantly increased net interest income.

Net income for consumer finance was affected by increased credit costs, lower fee income, and higher noninterest expense. The provision for loan losses increased in 2001 as a result of the deterioration in certain nonconforming residential mortgage loans generated by the former wholesale and retail origination units of Altegra Credit Company (Altegra). These units were closed in December 2000 as part of consumer finance's realignment efforts. Fee income declined in 2001 due to a $74.2 million gain from the sales of $2.0 billion of student loans in 2000. The increase in noninterest expense in 2001 was driven by write-downs of automobile lease residual values, which totaled $67.4 million in 2001, versus $41.0 million in 2000. Also, as part of the 2000 realignment, consumer finance ceased originating new automobile leases in December 2000 and is liquidating the existing portfolio over time. Exclusive of the discontinued automobile leasing and Altegra wholesale loan origination businesses, the core businesses within consumer finance performed well in 2001, with the lower rate environment boosting loan originations within the dealer, nonconforming loans, and national home equity units. Strong loan growth in these units along with better spreads drove the increase in net interest income in 2001. Compared to 1999, net income in 2000 was relatively unchanged as the gains of $74.2 million from the student loan sales were offset by residual value and other realignment charges and net overhead attributable to the acquisition of First Franklin in the third quarter of 1999.

Asset management includes institutional trust, brokerage, and personal wealth management. Despite an increase in assets under management and loan growth in both 2001 and 2000, asset management's results have been diminished by equity market declines and weaker economic conditions.

Net income for National City Mortgage in 2001 reflected record loan originations fueled by the lower interest rate environment. Impairment losses incurred on servicing assets whose estimated value was adversely affected by the lower level of interest rates and resulting mortgage refinancings were more than offset by net gains on derivative instruments used to hedge these assets. Net income in 2000 was hampered by the higher level of interest rates prevalent throughout most of the year, which dampened origination activity.

National Processing's net income was driven by revenue growth. Revenue in 2001 continued to grow due to acquisitions and an increase in transactions and volumes processed. During 2001, National Processing completed the sale of its Business Processing Outsourcing business unit, which processed healthcare claims, credit card applications, and airline lift tickets. An impairment loss of $2.7 million, net of minority interest, was recorded related to this divestiture. In 2001, National Processing acquired a 70% ownership interest in ABN AMRO Merchant Services, LLC, for which National Processing is providing all merchant-processing services. Both transactions are discussed in Note 3 to the Consolidated Financial Statements. In January 2001, National Processing also purchased, from the retail sales and distribution line of business, the merchant services business unit, which processes debit and credit card transactions. The purchase price of $44.0 million was charged directly to equity, net of tax, because the transaction occurred between entities under the common control of National City. Results for 1999 included a $69.9 million loss from the divestiture of four business lines.

Parent and other includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. Parent and other was favorably affected in 2001 by a significant increase in net securities gains, due to a higher level of gains from the bank stock fund and other equity securities, and the inclusion in 2000 of a $56.3 million loss on the sale of fixed-rate debt securities. Noninterest income in 2001 also included the $88.8 million gain on the sale of the Corporation's preferred share interest in NAMCO, $20.0 million of insurance company demutualization gains, and a $20.6 million credit card securitization gain. Noninterest income in 2000 included $6.5 million of insurance company demutualization gains and a $27.2 million credit card securitization gain.


NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------


FINANCIAL CONDITION

LOANS: Portfolio loan balances by type at December 31 follow:

---------------------------------------------------------------------
    (IN MILLIONS)      2001      2000      1999      1998      1997
---------------------------------------------------------------------
Commercial            $26,752   $26,704   $23,403   $22,243   $18,218
Real estate -
  commercial            7,281     6,511     6,012     6,252     6,411
Real estate -
  residential          14,764    13,357    10,396    10,777    10,812
Consumer               11,549    12,101    14,367    13,710    11,532
Credit card             1,867     2,152     2,340     1,852     2,048
Home equity             5,828     4,779     3,686     3,177     2,973
---------------------------------------------------------------------
TOTAL LOANS           $68,041   $65,604   $60,204   $58,011   $51,994
=====================================================================
LOANS HELD
  FOR SALE OR
  SECURITIZATION      $16,831   $ 3,439   $ 2,731   $ 3,507   $ 1,250
=====================================================================

The percentage of portfolio loans in each category to total loans at year end follows:

------------------------------------------------------------
                       2001    2000    1999    1998    1997
------------------------------------------------------------
Commercial              39.3%   40.7%   38.9%   38.2%   35.1%
Real estate -
  commercial            10.7     9.9    10.0    10.8    12.3
Real estate -
  residential           21.7    20.4    17.3    18.6    20.8
Consumer                17.0    18.4    23.8    23.7    22.2
Credit card              2.7     3.3     3.9     3.2     3.9
Home equity              8.6     7.3     6.1     5.5     5.7
------------------------------------------------------------
TOTAL                  100.0%  100.0%  100.0%  100.0%  100.0%
============================================================

Commercial: Commercial loan growth was strong for the first three quarters of 2001 due to market share gains in Chicago, Philadelphia, and Detroit combined with the success of new product offerings. Commercial loan origination activity slowed in the fourth quarter due to the weaker economy. The commercial lease portfolio, included in commercial loans, was $2.0 billion at December 31, 2001, up from $1.8 billion at December 31, 2000, and $1.2 billion at December 31, 1999.

A maturity distribution and interest rate information for commercial loans at December 31, 2001 follows:

-------------------------------------------------------------------
                         One
                         Year       One to        Over
    (In Millions)      or Less    Five Years   Five Years    Total
-------------------------------------------------------------------
Variable-rate           $1,641     $ 2,361       $  738     $ 4,740
Fixed-rate               6,739      13,245        2,028      22,012
-------------------------------------------------------------------
TOTAL                   $8,380     $15,606       $2,766     $26,752
===================================================================

Commercial Real Estate: At December 31, 2001, commercial real estate loans totaled $7.3 billion, compared to $6.5 billion at year-end 2000. Profitable lending opportunities, primarily in Illinois, Ohio, and Pennsylvania prompted the growth in commercial real estate loans over the past two years.

Activities in commercial real estate are based primarily on relationships with developers who are active in National City's local markets, with almost all outstandings in National City's six-state banking market.

Residential Real Estate: The residential real estate category includes both conforming and nonconforming mortgage loans.

Conforming mortgage loans are originated primarily by National City Mortgage through a network of retail offices and wholesale/broker branches, and by the retail line of business through traditional banking channels. Substantially all conforming loan originations are sold in the secondary market. The right to service the loans and receive servicing fee income is generally retained. See further discussion under Loans Held for Sale or Securitization.

Nonconforming mortgages in 2001 were generated solely by the Corporation's First Franklin subsidiary. Prior to 2001, nonconforming mortgages were also generated by loan origination units within the Corporation's Altegra subsidiary; however, these units were closed in December 2000 as part of a realignment of the consumer finance business.

Nonconforming mortgages represent loans that are not saleable in the secondary market for inclusion in conventional mortgage-backed securities due to the characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. As of December 31, 2001, nonconforming mortgage loans comprised 59% of the residential real estate portfolio, compared to 50% at the end of 2000. During 2001 and 2000, as part of a focused effort to retain higher-value assets, $3.8 billion and $2.7 billion, respectively, of First Franklin's production was retained in the residential real estate portfolio. The retention of these loans accounted for the majority of the increase in the residential real estate portfolio in both 2001 and 2000.

Consumer: Consumer loans were $11.5 billion at December 31, 2001, down from $12.1 billion at December 31, 2000, due to the decision made in December 2000 to cease originating automobile leases and the transfer of approximately $825 million of automobile loans out of portfolio and into the held-for-securitization category at the end of 2001 in anticipation of securitizing these assets in 2002. The automobile lease portfolio, which is being liquidated over time, was $1.2 billion at year-end 2001, compared to $1.8 billion at year-end 2000. At December 31, 2001, the consumer loan portfolio consisted of 59% indirect installment loans, including auto, marine, and RV loans, 26% direct installment loans, including installment home equity loans, 10% retail automobile leases, and 5% student loans. Exclusive of retail automobile leases, the mix of the portfolio was comparable to 2000.



NATIONAL CITY
2001 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------

Credit Card: Credit card balances, including unsecured personal and business lines of credit, declined in 2001 and 2000 due to the securitization of $397.4 million and $600.0 million of credit card receivables in those respective years and the transfer of $425.0 million of loans out of portfolio and into the held-for-securitization category at the end of 2001 in anticipation of the expected securitization of these assets in 2002. Off-balance-sheet securitized credit card receivables totaled $997.4 million at December 31, 2001, compared to $630.0 million at December 31, 2000.

Home Equity: Home equity loans consist primarily of revolving lines of credit and totaled $5.8 billion at December 31, 2001, up 22.0% from $4.8 billion at December 31, 2000. Home equity loan growth in 2001 was the result of national marketing efforts, aided by lower interest rates and cross-selling programs.

Loans Held for Sale or Securitization: At December 31, 2001, this category included $15.6 billion of mortgage loans held for sale, $51.0 million of commercial loans held for sale, and $824.4 million and $402.3 million of automobile and credit card loans held for securitization, respectively. At December 31, 2000, the Corporation held $3.0 billion of mortgage loans for sale and $407.9 million of credit card receivables for securitization. The significant increase in mortgage loans held for sale in 2001 reflects heavy origination volumes driven by the low interest rate environment and a strong housing market. As was discussed previously, the Corporation typically sells all conforming mortgage loan originations in the secondary market and also sells certain nonconforming mortgage loans to third parties.

SECURITIES: Securities balances at December 31 follow:

-----------------------------------------------------------------------
     (IN MILLIONS)         2001     2000     1999      1998      1997
-----------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures               $  977   $1,125   $ 1,171   $ 1,212   $ 2,074
Mortgage-backed
 securities                6,447    5,515     9,629     9,719     8,224
Asset-backed and
 corporate debt
 securities                  760    1,440     2,633     3,044     1,625
States and political
 subdivisions                703      767       826       917       824
Other securities             815      964       921       809       519
-----------------------------------------------------------------------
TOTAL AMORTIZED COST      $9,702   $9,811   $15,180   $15,701   $13,266
=======================================================================
TOTAL FAIR VALUE          $9,859   $9,904   $14,904   $16,119   $13,798
=======================================================================

The Corporation uses securities to generate interest and dividend revenue, to manage interest rate risk, and to provide liquidity to meet operating cash needs.

Securities balances declined slightly in 2001 primarily due to runoff, partially offset by the purchase of approximately $2 billion of mortgage-backed securities in December 2001 for interest-rate risk management purposes. During 2000, the Corporation sold $3.7 billion of lower-yielding debt securities as part of its balance sheet restructuring program. At December 31, 2001, the securities portfolio included net unrealized gains of $156.6 million, compared to net unrealized gains of $93.2 million at December 31, 2000. Unrealized gains and losses in the securities portfolio are included in stockholders' equity, net of tax. The weighted average yield of debt securities included in the portfolio at December 31, 2001 was 6.29%, versus 6.41% at December 31, 2000.

FUNDING: Core deposits, the most significant source of funding, include noninterest bearing deposits, NOW and money market accounts, savings accounts, and time deposits of individuals. Core deposit balances grew in 2001 as a result of initiatives aimed at retaining and growing this more stable and typically lower-cost source of funding. Escrow deposits associated with the increase in mortgage loan origination and payoff activity also contributed to the increase in deposits. Within the core deposit categories, there was a shift from administered-rate products, such as savings accounts, to market-indexed money market products, due in part to retail deposit migration initiatives, which encouraged customers to upgrade to deposit products more suitable to their needs in order to promote longer-term customer satisfaction and retention. Certificate of deposit balances declined slightly in 2001 due to the reduced attractiveness of this product in a low interest rate environment.

Purchased deposits include brokered certificates of deposit and Eurodollar deposits. Short-term borrowings are comprised primarily of Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, and commercial paper. Short-term borrowings generally fund short-term, rate-sensitive earning asset growth. Long-term debt and capital securities include senior and subordinated debt issued by the Corporation and its bank subsidiaries. During 2001, the Corporation increased its use of purchased deposits and short-term borrowings in order to fund asset growth, primarily mortgage loans held for sale. At December 31, 2001, the Corporation's funding included $8.2 billion of U.S. Treasury demand notes, compared to only $413.9 million at year-end 2000. These demand notes are typically a lower-cost source of funding provided by the U.S. Treasury when excess funds are on hand. The amount of the notes held at any given time can fluctuate significantly depending on the U.S. Treasury's cash needs. When called, the Corporation generally seeks replacement funding through its other short-term borrowing channels.


NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------
Average funding sources follow:

-----------------------------------------------------------------------
    (IN MILLIONS)        2001      2000      1999      1998      1997
-----------------------------------------------------------------------
Core deposits           $47,787   $46,005   $46,993   $48,194   $47,536
Purchased deposits       10,121     6,064     5,732     5,724     4,213
Short-term borrowings    10,272     9,576    10,958    10,247     7,790
Long-term debt and
 capital securities      16,415    16,454    13,316     7,698     4,972
Stockholders' equity      6,991     6,140     6,231     6,965     6,166
-----------------------------------------------------------------------
TOTAL FUNDING           $91,586   $84,239   $83,230   $78,828   $70,677
=======================================================================

The percentage of each funding source to total funding follows:

----------------------------------------------------------------
                       2001     2000     1999     1998     1997
----------------------------------------------------------------
Core deposits          52.2%    54.6%    56.4%    61.1%     67.3%
Purchased deposits     11.1      7.2      6.9      7.3       6.0
Short-term borrowings  11.2     11.4     13.2     13.0      11.0
Long-term debt and
 capital securities    17.9     19.5     16.0      9.8       7.0
Stockholders' equity    7.6      7.3      7.5      8.8       8.7
----------------------------------------------------------------
TOTAL                  100.0%   100.0%   100.0%   100.0%   100.0%
================================================================

Further detail of average deposits follows:

-----------------------------------------------------------------------
    (IN MILLIONS)        2001      2000      1999      1998      1997
-----------------------------------------------------------------------
Noninterest bearing
 deposits               $11,622   $10,792   $11,473   $ 9,945   $ 9,230
NOW and money market
 accounts                18,120    16,549    16,804    17,472    15,467
Savings accounts          2,713     3,207     3,818     4,158     5,037
Consumer time deposits   15,332    15,457    14,898    16,619    17,802
-----------------------------------------------------------------------
 Core deposits           47,787    46,005    46,993    48,194    47,536
-----------------------------------------------------------------------
Other deposits            5,802     2,936     3,053     4,009     3,161
Foreign deposits          4,319     3,128     2,679     1,715     1,052
-----------------------------------------------------------------------
 Purchased deposits      10,121     6,064     5,732     5,724     4,213
-----------------------------------------------------------------------
TOTAL DEPOSITS          $57,908   $52,069   $52,725   $53,918   $51,749
=======================================================================

Certificates of deposit of $100,000 or more totaled $7.4 billion at December 31, 2001, of which $2.6 billion mature within three months, $.6 billion mature between three and six months, $1.2 billion mature between six months and one year, and $3.0 billion mature beyond one year.

ASSET QUALITY

The Corporation's loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and standard lending policies and underwriting criteria. The following tables provide information and statistics on the overall quality of National City's loan portfolio. Note 1 to the Consolidated Financial Statements describes the Corporation's accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance, including both the allocated and unallocated components. The policies governing nonperforming loans and charge-offs are consistent with regulatory standards.

Average loans by portfolio type follow:

----------------------------------------------------------------------
    (IN MILLIONS)       2001      2000      1999      1998      1997
----------------------------------------------------------------------
Commercial             $27,272   $24,830   $22,359   $20,135   $16,837
Real estate -
  commercial             6,788     6,222     6,239     6,407     6,562
Real estate -
  residential           14,007    11,721     9,922    10,634    11,472
Consumer                12,198    13,215    13,831    12,589    11,257
Credit card              2,164     2,430     2,025     1,860     2,070
Home equity              5,215     4,204     3,312     3,102     2,702
----------------------------------------------------------------------
TOTAL LOANS            $67,644   $62,622   $57,688   $54,727   $50,900
======================================================================

NONPERFORMING ASSETS: Nonperforming assets at December 31 follow:

-----------------------------------------------------------------
     (Dollars in
      MILLIONS)         2001     2000     1999     1998     1997
-----------------------------------------------------------------
Commercial             $364.2   $183.2   $130.4   $ 95.8   $110.0
Real estate -
 commercial              63.9     67.0     68.5     66.1     63.5
Real estate -
 residential            165.9    118.8     70.3     56.7     64.3
-----------------------------------------------------------------
TOTAL NONPERFORMING
 LOANS                  594.0    369.0    269.2    218.6    237.8
Other real estate
 owned (OREO)            64.3     33.3     19.9     29.9     35.5
-----------------------------------------------------------------
TOTAL NONPERFORMING
 ASSETS                $658.3   $402.3   $289.1   $248.5   $273.3
=================================================================
LOANS 90 DAYS PAST
 DUE ACCRUING
 INTEREST              $541.7   $341.8   $230.0   $209.5   $136.1
=================================================================
NONPERFORMING LOANS
 AND OREO AS A
 PERCENT OF:
 Loans and OREO           .97%     .61%     .48%     .43%     .53%
 Assets                   .62      .45      .33      .28      .36
 Equity                  8.92     5.94     5.05     3.54     4.44
=================================================================

Nonperforming assets and net charge-offs increased in 2001 mainly due to continued deterioration in leveraged commercial credits and certain nonconforming residential mortgage loans generated by the former wholesale and retail origination units of Altegra. As a result of the continuing economic slowdown and weaker outlook, management took more aggressive actions in 2001 to manage problem commercial loans, primarily in the leveraged portfolio, which added to the rise in charge-offs. The Corporation closed the wholesale and retail loan origination units of Altegra in December 2000 to allow Altegra to focus its resources on its growing servicing business. As part of the decision to exit this activity, the Corporation assumed a more aggressive stance on the management of this portfolio, which also contributed to increased levels of nonperforming assets and charge-offs in 2001.


NATIONAL CITY
2001 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------

The nonperforming asset increase in 2000 was due to weakness in the healthcare sector and higher delinquencies in residential real estate loans, primarily in nonconforming mortgages. A more difficult economy, combined with more stringent standards for granting extensions, drove the increase in loans 90 days past due accruing interest in 2001, whereas the increase in 2000 was mostly the result of growth in the nonconforming mortgage portfolio.

ALLOWANCE FOR LOAN LOSSES: A reconciliation of the allowance for loan losses follows:

----------------------------------------------------------------------
     (DOLLARS IN
      MILLIONS)         2001      2000      1999      1998      1997
----------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR               $ 928.6   $ 970.5   $ 970.2   $ 941.9   $ 958.7
Provision                605.3     286.8     249.7     201.4     225.4
Allowance related to
 loans acquired (sold
 or securitized)         (74.0)    (42.4)       .1      27.4     (19.5)
Charge-offs:
 Commercial              199.8      96.4      81.4      43.7      63.7
 Real estate -
  commercial              16.1       6.9       6.9       9.3       8.1
 Real estate -
  residential             60.1      24.5      16.8      17.2      14.6
 Consumer                198.8     167.4     174.8     146.7     157.9
 Credit card              98.1     105.6     101.0      95.7     111.8
 Home equity              14.0       7.2       6.9       8.8       4.7
----------------------------------------------------------------------
Total charge-offs        586.9     408.0     387.8     321.4     360.8
----------------------------------------------------------------------
Recoveries:
 Commercial               16.7      17.9      19.7      25.4      28.1
 Real estate -
  commercial               5.8       4.0       8.7       7.3       7.2
 Real estate -
  residential              1.4        .9       1.8       1.2       2.3
 Consumer                 74.4      73.0      82.7      63.8      77.6
 Credit card              22.9      22.2      21.4      19.8      21.2
 Home equity               3.1       3.7       4.0       3.4       1.7
----------------------------------------------------------------------
Total recoveries         124.3     121.7     138.3     120.9     138.1
----------------------------------------------------------------------
NET CHARGE-OFFS          462.6     286.3     249.5     200.5     222.7
----------------------------------------------------------------------
BALANCE AT END OF
 YEAR                  $ 997.3   $ 928.6   $ 970.5   $ 970.2   $ 941.9
======================================================================
LOANS OUTSTANDING AT
 DECEMBER 31           $68,041   $65,604   $60,204   $58,011   $51,944
======================================================================
ALLOWANCE AS A
 PERCENTAGE OF:
 Loans                    1.47%     1.42%     1.61%     1.67%     1.81%
 Nonperforming loans     167.9     251.7     360.5     443.8     396.1
 Net charge-offs         215.6     324.3     389.0     483.9     422.9
======================================================================

Net charge-offs as a percentage of average loans by portfolio type follow:

-------------------------------------------------------
                       2001   2000   1999   1998   1997
-------------------------------------------------------
Commercial             .67%   .32%   .28%   .09%    .21%
Real estate -
  commercial           .15    .05    (.03)  .03     .01
Real estate -
  residential          .42    .20    .15    .15     .11
Consumer               1.02   .71    .67    .66     .71
Credit card            3.48   3.43   3.93   4.08   4.37
Home equity            .21    .08    .09    .17     .11
=======================================================
TOTAL NET CHARGE-OFFS
  TO AVERAGE LOANS     .68%   .46%   .43%   .37%    .44%
=======================================================

National City maintains an allowance for loan losses sufficient to absorb estimated probable losses inherent in the loan portfolio. The evaluation of each element and the overall allowance are based on the size and current risk characteristics of the loan portfolio and include an assessment of individual problem loans, actual loss experience, economic trends in specific industries and geographical areas, and other factors, including regulatory guidance and general economic conditions.

While management considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates, and management's intent with regard to asset disposition options. In addition, the allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on their review, the agencies may require the Corporation to adjust the allowance for loan losses based on their judgments about information available to them at the time of their review.

As portfolio loans are identified for sale or securitization, the balances, along with the attributed allowance for loan losses, are reclassified to a held-for-sale or securitization classification on the balance sheet. In conjunction with the planned securitizations of credit card and automobile loans in 2002, $22.7 million and $6.5 million, respectively, of attributed allowance for loan losses was transferred to the bases of the loans upon their balance sheet reclassification in 2001 from portfolio loans to loans held for securitization. In 2000, $42.4 million of allowance for loan losses was transferred to the bases of credit card loans either sold through securitization during the year or held for securitization as of the end of the year.

Also in 2001, the Corporation decided to accelerate the disposition of certain nonperforming and delinquent loans, which had been generated by the aforementioned discontinued lending units of Altegra. During 2001, a $68.1 million charge to the provision increased the allowance for losses on these loans. Loans totaling $149.5 million were sold from the



NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------


portfolio during the year with $45.7 million of related loan loss allowance included in the bases of the loans sold, thereby covering the loss on sale. Also during the year, $13.9 million of loans in this segregated portfolio were charged off and principal of $16.0 million was collected. At December 31, 2001, assets totaling $44.9 million remained in this segregated portfolio with an associated allowance of $8.5 million.

During 2001, the Corporation sold credit card receivables that had previously been charged off. The sales generated gains of $7.3 million, $5.9 million of which were allocated to credit card receivables owned by the Corporation and recorded as a recovery to the allowance for loan losses, with the remaining $1.4 million allocated to securitized receivables and included in card-related fees on the income statement.

An allocation of the ending allowance for loan losses by portfolio type follows:

----------------------------------------------------------------------
    (IN MILLIONS)       2001      2000      1999      1998      1997
----------------------------------------------------------------------
Commercial             $408.9    $349.0    $241.9    $217.8    $196.3
Real estate(a)          177.2     128.8      93.1     102.0      93.7
Consumer and home
  equity                141.8     127.3     132.7     121.7     145.6
Credit card              83.0     120.3     134.5     101.7      81.3
Unallocated             186.4     203.2     368.3     427.0     425.0
----------------------------------------------------------------------
TOTAL ALLOWANCE        $997.3    $928.6    $970.5    $970.2    $941.9
======================================================================

(a)Includes allowance allocated to both real estate - commercial and real estate - residential loan categories.

The allowance is allocated to the individual loan portfolios based on the specific risks and loss factors associated with each loan type. The events of September 11, 2001, combined with the economic downturn already in progress at that time give rise to greater uncertainty as to the magnitude and duration of the deterioration of economic conditions across all business and portfolio sectors, and the resulting impact on credit losses. The allowance allocated to the commercial loan portfolio increased in both 2001 and 2000, reflecting increased risk in certain sectors, such as leveraged transactions, deterioration in the economy, and portfolio growth.

Additional allowance was also allocated to the residential real estate portfolio through a charge to the provision for loan losses to reflect estimated inherent losses in the overall Altegra portfolio in light of continuing economic weakness and the related effect on this subset of the nonconforming residential loan portfolio. Allocations to the consumer and credit card portfolios were based on multiple factors, the most significant being changes in credit quality and portfolio size.

The unallocated portion of the allowance has declined over the last three years as more allowance has been allocated for the aforementioned weakness in commercial credits, particularly leveraged transactions, softer economic conditions, increased loss experience as portfolios have seasoned, as well as other factors.The unallocated portion of the allowance reflects estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for some sectors. The uncertainty following September 11th and the recessionary environment also affect the precision of the allocation model's estimates of loss. The losses in the historical testing period, given these recent factors, may not be representative of the actual losses inherent in the portfolio that have not yet been recognized.

CAPITAL

The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. For further detail on capital and capital ratios, see Notes 14 and 15 to the Consolidated Financial Statements.

Total stockholders' equity was $7.4 billion at December 31, 2001, up 9.0% from $6.8 billion at December 31, 2000. Book value per common share rose to $12.15 at December 31, 2001, up from $11.06 at December 31, 2000.

In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. In connection with this repurchase authorization, the Corporation entered into an agreement in 2000 with a third party that provides the Corporation with an option to purchase up to $300 million of National City common stock through the use of forward transactions. The forward transactions can be settled from time to time, at the Corporation's election, on a physical, net cash, or net share basis. In the case of net cash or net share settlement, the amount at which these forward purchases can be settled depends primarily on the number of shares to be settled and the future market price of the Corporation's common stock as compared with the forward purchase price per share. At December 31, 2000, the Corporation had open forward transactions involving 9.3 million shares of its common stock. These forward transactions were settled in


NATIONAL CITY
2001 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------

January 2001 through physical share settlement whereby National City paid cash of $166.2 million, or $17.84 per share, to the third party in exchange for taking physical delivery of the 9.3 million shares. On the settlement date, common shares outstanding and stockholders' equity were reduced. The Corporation may, but is not obligated to, enter into forward transactions with the third party until the agreement's final maturity date of April 19, 2002. As of December 31, 2001, the Corporation had no open forward contracts under this agreement.

During 2000 and 1999, the Corporation repurchased 2.5 million and 52.6 million shares, respectively, of its common stock. As of December 31, 2001, 15.6 million shares remained authorized for repurchase under the October 1999 repurchase authorization.

At December 31, 2001, the Corporation's market capitalization was $17.8 billion, and there were 64,631 common stockholders of record. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC." Historical stock price information for National City's common stock is presented in tabular form on the inside back cover of this report.

The Corporation paid dividends per common share of $1.16 in 2001 and $1.14 in 2000.

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

The parent company has five major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a line of credit with its bank subsidiaries, the commercial paper market, a revolving credit agreement, and access to the capital markets.

The main sources for parent company cash requirements have been dividends and returns of investment from its subsidiaries. At January 1, 2002, the amount of dividends the bank subsidiaries can pay to the parent company without prior regulatory approval was $848.0 million, versus $1.2 billion at January 1, 2001. The subsidiary banks declared dividends to the parent company of $775.0 million in 2001, $950.0 million in 2000, and $432.8 million in 1999. The bank subsidiaries also provided liquidity to the parent company in the form of returns of capital totaling $465.0 million in 2001 and $1.4 billion in 1999.

As discussed in Note 14 to the Consolidated Financial Statements and Item 1 of Form 10-K, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 32 may not represent cash immediately available for the payment of cash dividends to stockholders.

Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support the short-term cash needs of the parent company and nonbank subsidiaries. At December 31, 2001 and 2000, $322.0 million and $360.5 million, respectively, of commercial paper were lent to the parent company.

In 2001, the parent company established a $500 million line of credit with its banking subsidiaries to provide an additional source of liquidity. Collateralized borrowings under this facility were $310.0 million at December 31, 2001.

The Corporation has a $350 million revolving credit agreement with a group of unaffiliated banks which serves as a back-up liquidity facility. The agreement expires April 12, 2005, with a provision to extend the expiration date under certain circumstances. No borrowings have occurred under this facility.

National City also has in place a $300 million shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets.


NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------


MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, or equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/ Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors.

ASSET/LIABILITY MANAGEMENT: The primary goals of asset/liability management are to maximize net interest income and the net value of the Corporation's future cash flows within authorized interest rate risk limits.

Interest Rate Risk Measurement: Interest rate risk is monitored primarily through the use of two complementary measures: earnings simulation modeling and net present value estimation. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Both models assume a parallel shift in the yield curve. The key assumptions employed by these measures are analyzed periodically and reviewed by ALCO.

Earnings Simulation Modeling: The Corporation's net income is affected by changes in the absolute level of interest rates. Net income is also subject to changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as investment margins widen. Earnings are also affected by changes in spread relationships between certain rate indices, such as the prime rate and the London Interbank Offering Rate (LIBOR).

The earnings simulation model forecasts the effects on income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships against earnings in a stable rate environment. This model includes assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Corporation's own loans. Noncontractual deposit growth rates and pricing are modeled on historical patterns.

The most recent earnings simulation model projects net income would increase by approximately .1% of stable-rate net income if rates were to rise gradually by 200 basis points over the next year. The model projects a decrease in net income of 4.7% if rates were to fall gradually by 200 basis points over the same period. The projected decrease in net income is slightly above the ALCO guideline of minus 4.0%, however, management believes an additional decline of two full percentage points from the current low level of market interest rates is unlikely and anticipates that interest rates will rise in 2002.

Net Present Value Estimation: The Net Present Value (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the earnings simulation model, which assumes rates will experience a gradual change and then stabilize at a particular level after one year, implied forward rates are used for the NPV measure. The NPV measure also assumes a static balance sheet, versus the growth assumptions that are incorporated into the earnings simulation measure and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation. As with earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected growth in the core deposit portfolios. These assumptions are applied consistently in both models.

Based on the most recent net present value estimation, a 150 basis point immediate increase in rates was estimated to reduce NPV by .5%. NPV was projected to decline by 2.5% if rates immediately decreased by 150 basis points. Both measures are within the ALCO guideline of minus 7.0%.


NATIONAL CITY
2001 ANNUAL REPORT

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------
Summary information about the interest-rate risk measures follows:

--------------------------------------------------------
                                          2001      2000
--------------------------------------------------------
ONE-YEAR NET INCOME SIMULATION
PROJECTION
-200 bp Ramp vs. Stable Rate              -4.7%       .7%
+200 bp Ramp vs. Stable Rate               .1%      -1.0%
STATIC NET PRESENT VALUE CHANGE
-150 bp Shock vs. Stable Rate             -2.5%      -.7%
+150 bp Shock vs. Stable Rate             -.5%      -3.7%
========================================================

At the end of 2000 and during the first half of 2001, the Corporation's interest-rate-risk position reflected a higher level of liability sensitivity, which was continuing to increase as the current and projected mix of core deposits shifted to a higher level of market-indexed products and a lower level of administered-rate deposit products. Because management expects market interest rates to rise in 2002, steps were taken to reduce liability sensitivity, primarily by the use of derivative instruments to decrease the interest rate risk associated with certain variable-rate funding products.

Interest Rate Risk Management: Financial instruments used to manage interest rate risk include investment securities and interest rate derivatives, which include interest rate swaps, interest rate caps and floors, interest rate forwards, and exchange-traded futures and options contracts. Interest rate derivatives have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage, and improvement of the liquidity position. See Notes 1, 2, and 22 to the Consolidated Financial Statements for further discussion of derivative instruments.

TRADING RISK MANAGEMENT: The Corporation maintains a trading account primarily to provide investment products and risk management services to its customers. Trading risk is monitored on a regular basis through the use of the value-at-risk methodology (VAR). The Corporation primarily uses the historical simulation VAR method. VAR is defined as the potential overnight dollar loss from adverse market movements, with 97.5% confidence, based on historical prices and market rates. During 2001, the average, high, and low VAR amounts were $.5 million, $.7 million and $.3 million, respectively, and within the limit established by ALCO of $2.3 million. During 2000, the average, high, and low VAR amounts were $.3 million, $.4 million and $.2 million, respectively. Month-end VAR estimates are monitored regularly. Income from these activities, including interest income, totaled $29.2 million in 2001 and $11.1 million in 2000.



NATIONAL CITY
2001 ANNUAL REPORT

QUARTERLY DATA
--------------------------------------------------------------------------------

FOURTH QUARTER SUMMARY

For the fourth quarter of 2001, net income was $346.6 million, or $.57 per diluted share, compared to net income of $308.0 million, or $.50 per diluted share, for the fourth quarter of 2000. The better 2001 results reflected strong growth in net interest income and fee income, offset partially by lower securities gains, an increased provision for loan losses, and a higher level of noninterest expense. The growth in net interest income was driven primarily by strong loan volumes, improved loan spreads, and successful deposit-gathering efforts. The loan loss provision increased due to a higher level of actual loan losses in the quarter and to greater credit risk in a subset of the Corporation's nonconforming mortgage loan portfolio. Fee income grew mostly due to increases in deposit service charges, item processing revenue, and risk-management-related derivative gains. Noninterest expense rose principally because of higher volume-driven personnel and card processing expenses.

Returns on average common equity and assets were 18.8% and 1.40%, respectively, for the 2001 fourth quarter, compared to returns of 18.8% and 1.44%, respectively, for the same period last year.

QUARTERLY FINANCIAL INFORMATION

Unaudited quarterly results are summarized as follows:

------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)    First          Second         Third          Fourth       Full Year
------------------------------------------------------------------------------------------------------------------------
2001
CONDENSED INCOME STATEMENT
  Interest income                                 $1,659,811     $1,625,698     $1,614,230     $1,515,013     $6,414,752
  Interest expense                                   888,519        799,028        717,690        570,666      2,975,903
  Net interest income                                771,292        826,670        896,540        944,347      3,438,849
  Provision for loan losses                           83,372        152,923        160,000        209,000        605,295
  Fees and other income                              598,540        681,915        597,292        655,274      2,533,021
  Securities gains, net                               88,130         16,936         21,193         18,543        144,802
  Noninterest expense                                804,997        840,102        815,462        884,315      3,344,876
  Income before income tax expense                   569,593        532,496        539,563        524,849      2,166,501
  Net income                                         335,403        349,502        356,618        346,585      1,388,108
FINANCIAL RATIOS
  Return on average common equity                      20.52%         20.47%         19.95%         18.76%         19.89%
  Return on average assets                              1.55           1.52           1.50           1.40           1.49
  Net interest margin                                   3.92           3.98           4.20           4.25           4.09
  Efficiency ratio                                     58.43          55.38          54.27          55.00          55.70
PER COMMON SHARE
  Basic net income                                      $.56           $.58           $.59           $.57          $2.30
  Diluted net income                                     .55            .57            .58            .57           2.27
  Dividends declared                                    .285           .285           .295           .295           1.16
  Dividends paid                                        .285           .285           .295           .295           1.16
========================================================================================================================
2000
CONDENSED INCOME STATEMENT
  Interest income                                 $1,580,019     $1,646,474     $1,651,957     $1,688,133     $6,566,583
  Interest expense                                   847,563        905,819        914,424        940,415      3,608,221
  Net interest income                                732,456        740,655        737,533        747,718      2,958,362
  Provision for loan losses                           66,326         68,691         70,363         81,415        286,795
  Fees and other income                              557,366        674,328        590,878        604,810      2,427,382
  Securities gains (losses), net                      21,533        (42,780)        27,435         50,664         56,852
  Noninterest expense                                759,093        785,070        785,309        854,437      3,183,909
  Income before income tax expense                   485,936        518,442        500,174        467,340      1,971,892
  Net income                                         321,343        342,387        330,636        308,011      1,302,377
FINANCIAL RATIOS
  Return on average common equity                      22.45%         23.13%         21.13%         18.75%         21.29%
  Return on average assets                              1.50           1.59           1.56           1.44           1.52
  Net interest margin                                   3.79           3.80           3.90           3.90           3.85
  Efficiency ratio                                     58.47          55.16          58.74          62.78          58.75
PER COMMON SHARE
  Basic net income                                      $.53           $.56           $.55           $.50          $2.14
  Diluted net income                                     .53            .56            .54            .50           2.13
  Dividends declared                                      --           .285           .285           .285           .855
  Dividends paid                                        .285           .285           .285           .285           1.14
========================================================================================================================

NATIONAL CITY
2001 ANNUAL REPORT

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

National City Corporation assessed its internal control system as of December 31, 2001, in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2001, its system of internal control met those criteria.


/s/ David A. Daberko             /s/ Jeffrey D. Kelly
DAVID A. DABERKO                 JEFFREY D. KELLY
Chairman and Chief               Chief Financial Officer
Executive Officer

Cleveland, Ohio

January 23, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders

National City Corporation

Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of National City's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Cleveland, Ohio                                            /s/ Ernst & Young LLP

January 23, 2002



NATIONAL CITY
2001 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------
                                                                          December 31
                                                                -------------------------------
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2001               2000
-----------------------------------------------------------------------------------------------
ASSETS
  Loans:
    Commercial                                                  $ 26,752,115        $26,703,622
    Real estate - commercial                                       7,281,268          6,511,018
    Real estate - residential                                     14,763,546         13,357,438
    Consumer                                                      11,548,785         12,100,567
    Credit card                                                    1,867,053          2,152,445
    Home equity                                                    5,827,879          4,779,359
-----------------------------------------------------------------------------------------------
      Total loans                                                 68,040,646         65,604,449
      Allowance for loan losses                                     (997,331)          (928,592)
-----------------------------------------------------------------------------------------------
           Net loans                                              67,043,315         64,675,857
  Loans held for sale or securitization:
    Commercial loans held for sale                                    50,959                 --
    Mortgage loans held for sale                                  15,553,297          3,030,672
    Automobile loans held for securitization                         824,434                 --
    Credit card loans held for securitization                        402,305            407,900
-----------------------------------------------------------------------------------------------
      Total loans held for sale or securitization                 16,830,995          3,438,572
  Securities available for sale, at fair value                     9,858,868          9,904,533
  Federal funds sold and security resale agreements                  171,498             81,040
  Other investments                                                  432,861            687,732
  Cash and demand balances due from banks                          4,403,962          3,535,186
  Properties and equipment                                         1,084,106          1,071,637
  Accrued income and other assets                                  5,991,095          5,140,052
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $105,816,700        $88,534,609
===============================================================================================
LIABILITIES
  Deposits:
    Noninterest bearing deposits                                $ 14,823,277        $11,500,026
    NOW and money market accounts                                 19,501,137         17,262,587
    Savings accounts                                               2,608,565          2,883,763
    Consumer time deposits                                        14,962,150         15,816,422
    Other deposits                                                 5,332,874          4,072,308
    Foreign deposits                                               5,901,929          3,721,316
-----------------------------------------------------------------------------------------------
      Total deposits                                              63,129,932         55,256,422
  Federal funds borrowed and security repurchase agreements        6,593,388          5,677,643
  Borrowed funds                                                   8,578,742            903,725
  Long-term debt                                                  17,136,232         17,964,800
  Corporation-obligated mandatorily redeemable capital
    securities of subsidiary trusts holding solely
    debentures of the Corporation                                    180,000            180,000
  Accrued expenses and other liabilities                           2,817,183          1,782,198
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                 98,435,477         81,764,788
===============================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock, stated value $50 per share, authorized
    5,000,000 shares, outstanding 13,969 shares in 2001 and
    599,365 shares in 2000                                               698             29,968
  Common stock, par value $4 per share, authorized
    1,400,000,000 shares, outstanding 607,354,729 shares in
    2001 and 609,188,668 shares in 2000                            2,429,419          2,436,755
  Capital surplus                                                    908,780            837,444
  Retained earnings                                                3,970,049          3,405,077
  Accumulated other comprehensive income                              72,277             60,577
-----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                         7,381,223          6,769,821
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $105,816,700        $88,534,609
===============================================================================================

See Notes to Consolidated Financial Statements



NATIONAL CITY
2001 ANNUAL REPORT
                                                                              29

CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------
                                                                      For the Calendar Year
                                                           -------------------------------------------
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           2001             2000           1999
------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                     $5,863,785       $5,790,093     $4,938,372
  Securities:
    Taxable                                                    433,115          641,406        826,332
    Exempt from Federal income taxes                            39,800           43,450         48,000
    Dividends                                                   45,201           54,852         47,918
  Federal funds sold and security resale agreements              4,317           18,854         37,862
  Other investments                                             28,534           17,928         14,125
------------------------------------------------------------------------------------------------------
       Total interest income                                 6,414,752        6,566,583      5,912,609
INTEREST EXPENSE
  Deposits                                                   1,777,731        1,937,034      1,635,533
  Federal funds borrowed and security repurchase
    agreements                                                 297,374          395,935        368,061
  Borrowed funds                                                63,987          164,716        144,232
  Long-term debt and capital securities                        836,811        1,110,536        764,761
------------------------------------------------------------------------------------------------------
       Total interest expense                                2,975,903        3,608,221      2,912,587
------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                          3,438,849        2,958,362      3,000,022
PROVISION FOR LOAN LOSSES                                      605,295          286,795        249,674
------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan
         losses                                              2,833,554        2,671,567      2,750,348
NONINTEREST INCOME
  Deposit service charges                                      469,326          442,753        420,448
  Item processing revenue                                      464,627          439,440        441,657
  Trust and investment management fees                         319,825          334,627        325,856
  Mortgage banking revenue                                     199,244          478,954        389,292
  Card-related fees                                            169,453          161,028        166,802
  Ineffective hedge and other derivative gains, net            362,937           18,190         17,824
  Other                                                        547,609          552,390        480,530
------------------------------------------------------------------------------------------------------
       Total fees and other income                           2,533,021        2,427,382      2,242,409
  Securities gains, net                                        144,802           56,852        138,360
------------------------------------------------------------------------------------------------------
       Total noninterest income                              2,677,823        2,484,234      2,380,769
NONINTEREST EXPENSE
  Salaries, benefits, and other personnel                    1,710,309        1,627,260      1,558,403
  Equipment                                                    238,956          229,476        209,774
  Net occupancy                                                212,780          209,229        202,077
  Third-party services                                         203,762          197,485        193,148
  Other                                                        979,069          920,459        819,102
------------------------------------------------------------------------------------------------------
       Total noninterest expense                             3,344,876        3,183,909      2,982,504
------------------------------------------------------------------------------------------------------
Income before income tax expense                             2,166,501        1,971,892      2,148,613
Income tax expense                                             778,393          669,515        743,128
------------------------------------------------------------------------------------------------------
NET INCOME                                                  $1,388,108       $1,302,377     $1,405,485
======================================================================================================
NET INCOME PER COMMON SHARE
  Basic                                                          $2.30            $2.14          $2.25
  Diluted                                                         2.27             2.13           2.22
AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                    603,611,073      607,378,801    623,623,811
  Diluted                                                  611,936,906      612,625,349    632,452,146
------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements



NATIONAL CITY
2001 ANNUAL REPORT
30

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------

(Dollars in Thousands, Except Per Share        Preferred     Common       Capital      Retained
Amounts)                                         Stock       Stock        Surplus      Earnings
-------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1999                        $36,098    $1,305,309   $ 1,968,751   $ 3,430,672
 Comprehensive income:
   Net income                                                                           1,405,485
   Other comprehensive loss, net of tax:
     Change in unrealized gains and losses on
     securities, net of reclassification
     adjustment for net gains included in net
     income
   Total comprehensive income
 Common dividends declared, $1.085 per share                                             (669,699)
 Preferred dividends declared                                                              (1,749)
 Issuances of 6,471,813 common shares under
   stock-based compensation and dividend
   reinvestment plans, including related tax
   effects                                                     16,776       121,455
 Repurchase of 52,595,200 common shares                      (128,805)      (82,225)   (1,499,035)
 Issuance of 171,719 common shares pursuant to
   acquisition                                                    687         3,381
 Conversion of 117,302 shares of preferred
   stock to 355,312 common shares                (5,865)          745         5,120
 Stock split (two-for-one)                                  1,233,522    (1,233,522)
-------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                      $30,233    $2,428,234   $   782,960   $ 2,665,674
 Comprehensive income:
   Net income                                                                           1,302,377
   Other comprehensive income, net of tax:
     Change in unrealized gains and losses on
     securities, net of reclassification
     adjustment for net gains included in net
     income
   Total comprehensive income
 Common dividends declared, $.855 per share                                              (519,561)
 Preferred dividends declared                                                              (1,342)
 Issuances of 4,618,092 common shares under
   stock-based compensation and dividend
   reinvestment plans, including related tax
   effects                                                     18,472        56,598
 Repurchase of 2,503,800 common shares                        (10,015)       (2,315)      (42,071)
 Conversion of 5,287 shares of preferred stock
   to 16,012 common shares                         (265)           64           201
-------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                      $29,968    $2,436,755   $   837,444   $ 3,405,077
 Comprehensive income:
   Net income                                                                           1,388,108
   Other comprehensive income, net of tax:
     Cumulative effect of change in accounting
       principle
     Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in
       net income
     Change in unrealized gains and losses on
       derivative instruments used in cash
       flow hedging relationships, net of
       reclassification adjustment for net
       losses included in net income
     Change in unrealized gains and losses on
       retained interests in the securitized
       credit card trust, net of
       reclassification adjustment for net
       gains included in net income
   Total comprehensive income
 Common dividends declared, $1.16 per share                                              (699,848)
 Preferred dividends declared                                                              (1,016)
 Issuances of 5,709,641 common shares under
   stock-based compensation plans, including
   related tax effects                                         22,838        55,866
 Repurchase of 9,316,800 common shares                        (37,267)       (6,707)     (122,272)
 Conversion of 585,396 shares of preferred
   stock to 1,773,220 common shares             (29,270)        7,093        22,177
-------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                      $   698    $2,429,419   $   908,780   $ 3,970,049
=================================================================================================

----------------------------------------------  -----------------------------
                                                  Accumulated
                                                     Other
(Dollars in Thousands, Except Per Share          Comprehensive
Amounts)                                         Income (Loss)       Total
----------------------------------------------  -----------------------------
BALANCE, JANUARY 1, 1999                           $ 272,078      $ 7,012,908
 Comprehensive income:
   Net income                                                       1,405,485
   Other comprehensive loss, net of tax:
     Change in unrealized gains and losses on
     securities, net of reclassification
     adjustment for net gains included in net
     income                                         (451,446)        (451,446)
                                                                   ----------
   Total comprehensive income                                         954,039
 Common dividends declared, $1.085 per share                         (669,699)
 Preferred dividends declared                                          (1,749)
 Issuances of 6,471,813 common shares under
   stock-based compensation and dividend
   reinvestment plans, including related tax
   effects                                                            138,231
 Repurchase of 52,595,200 common shares                            (1,710,065)
 Issuance of 171,719 common shares pursuant to
   acquisition                                                          4,068
 Conversion of 117,302 shares of preferred
   stock to 355,312 common shares                                          --
 Stock split (two-for-one)                                                 --
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                         $(179,368)     $ 5,727,733
 Comprehensive income:
   Net income                                                       1,302,377
   Other comprehensive income, net of tax:
     Change in unrealized gains and losses on
     securities, net of reclassification
     adjustment for net gains included in net
     income                                          239,945          239,945
                                                                   ----------
   Total comprehensive income                                       1,542,322
 Common dividends declared, $.855 per share                          (519,561)
 Preferred dividends declared                                          (1,342)
 Issuances of 4,618,092 common shares under
   stock-based compensation and dividend
   reinvestment plans, including related tax
   effects                                                             75,070
 Repurchase of 2,503,800 common shares                                (54,401)
 Conversion of 5,287 shares of preferred stock
   to 16,012 common shares                                                 --
-------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                         $  60,577      $ 6,769,821
 Comprehensive income:
   Net income                                                       1,388,108
   Other comprehensive income, net of tax:
     Cumulative effect of change in accounting
       principle                                     (25,995)         (25,995)
     Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in
       net income                                     41,207           41,207
     Change in unrealized gains and losses on
       derivative instruments used in cash
       flow hedging relationships, net of
       reclassification adjustment for net
       losses included in net income                  (7,384)          (7,384)
     Change in unrealized gains and losses on
       retained interests in the securitized
       credit card trust, net of
       reclassification adjustment for net
       gains included in net income                    3,872            3,872
                                                                   ----------
   Total comprehensive income                                       1,399,808
 Common dividends declared, $1.16 per share                          (699,848)
 Preferred dividends declared                                          (1,016)
 Issuances of 5,709,641 common shares under
   stock-based compensation plans, including
   related tax effects                                                 78,704
 Repurchase of 9,316,800 common shares                               (166,246)
 Conversion of 585,396 shares of preferred
   stock to 1,773,220 common shares                                        --
-------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                         $  72,277      $ 7,381,223
=================================================================================================

See Notes to Consolidated Financial Statements


NATIONAL CITY
2001 ANNUAL REPORT
                                                                              31

CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------
                                                                          For the Calendar Year
                                                               --------------------------------------------
                       (IN THOUSANDS)                              2001            2000            1999
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                 $  1,388,108    $  1,302,377    $  1,405,485
    Adjustments to reconcile net income to net cash (used
      in) provided by operating activities:
      Provision for loan losses                                     605,295         286,795         249,674
      Depreciation and amortization of properties and
        equipment                                                   182,730         173,187         160,445
      Amortization of intangible assets and mortgage
        servicing assets                                            282,174         211,294         179,617
      Amortization of premiums/discounts on securities and
        debt                                                         (9,151)         (6,513)        (10,697)
      Mortgage servicing asset impairment charges                   291,757              --              --
      Ineffective hedge and other derivative gains, net            (362,937)        (18,190)        (17,824)
      Securities gains, net                                        (144,802)        (56,852)       (138,360)
      Other gains, net                                             (381,730)       (264,102)       (294,898)
      Originations and purchases of mortgage loans held for
        sale                                                    (57,644,278)    (22,004,534)    (17,911,207)
      Originations of automobile loans held for
        securitization                                             (351,544)             --              --
      Proceeds from sales of mortgage loans held for sale        44,684,194      21,139,085      18,610,242
      Provision for deferred income taxes                             7,673         276,473         298,978
      Decrease (increase) in accrued interest receivable            519,030         (89,312)        (73,122)
      (Decrease) increase in accrued interest payable              (640,761)        179,995         104,464
      Net change in other assets/liabilities                       (300,285)         49,909        (572,437)
-----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities             (11,874,527)      1,179,612       1,990,360
-----------------------------------------------------------------------------------------------------------
LENDING AND INVESTING ACTIVITIES
    Net decrease in federal funds sold, security resale
      agreements and other investments                              164,413          18,678         361,191
    Purchases of available-for-sale securities                   (3,252,831)     (2,476,211)     (5,140,076)
    Proceeds from sales of available-for-sale securities          2,625,290       5,929,403       2,734,712
    Proceeds from maturities, calls and prepayments of
      available-for-sale securities                               2,072,950       1,953,207       3,099,308
    Net increase in loans                                        (4,492,467)     (8,605,866)     (2,793,683)
    Proceeds from sales of loans                                    610,546       2,342,499         802,251
    Proceeds from securitization of credit card receivables         397,375         600,000              --
    Net increase in properties and equipment                       (189,222)       (134,359)       (141,005)
    (Acquisitions)/disposals, net                                    43,500              --        (234,566)
-----------------------------------------------------------------------------------------------------------
Net cash used in lending and investing activities                (2,020,446)       (372,649)     (1,311,868)
-----------------------------------------------------------------------------------------------------------
DEPOSIT AND FINANCING ACTIVITIES
    Net increase (decrease) in deposits                           7,852,894       5,190,112      (8,180,599)
    Net increase (decrease) in Federal funds borrowed and
      security repurchase agreements                                915,745         495,137      (4,244,803)
    Net increase (decrease) in borrowed funds                     7,675,017      (8,868,886)      7,333,108
    Repayments of long-term debt and capital securities          (6,996,405)     (6,372,300)     (2,320,643)
    Proceeds from issuances of long-term debt, net                6,105,344       9,476,838       7,672,035
    Dividends paid                                                 (701,304)       (694,103)       (668,491)
    Issuances of common stock                                        78,704          75,070         138,231
    Repurchases of common stock                                    (166,246)        (54,401)     (1,710,065)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) deposit and financing
  activities                                                     14,763,749        (752,533)     (1,981,227)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and demand balances due from
  banks                                                             868,776          54,430      (1,302,735)
Cash and demand balances due from banks, January 1                3,535,186       3,480,756       4,783,491
-----------------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, DECEMBER 31           $  4,403,962    $  3,535,186    $  3,480,756
===========================================================================================================
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
      Interest                                                 $  3,616,664    $  3,428,226    $  2,805,805
      Income taxes                                                  747,142         382,030         389,938
    Noncash items:
      Transfer of loans to other real estate                        121,043          60,328          28,738
      Trade date purchase of debt securities not yet settled      1,057,299              --              --
      Fair value of AMVESCAP PLC stock received in
        connection with sale of National Asset Management
        Corporation preferred stock                                  41,319              --              --
      Common and preferred stock issued in purchase
        acquisitions                                                     --              --           4,068
===========================================================================================================

See Notes to Consolidated Financial Statements

NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NATURE OF OPERATIONS

National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates banks and other financial services subsidiaries principally in Ohio, Michigan, Pennsylvania, Indiana, Kentucky, and Illinois. Principal activities include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and item processing. The Corporation also has a national presence through its subsidiaries National City Mortgage Co. and First Franklin Financial Corporation, who originate residential mortgage and home equity loans to consumers through retail offices and wholesale networks throughout the United States.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates.

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

Business combinations accounted for under the pooling-of-interests method of accounting retroactively combine the assets, liabilities, stockholders' equity, and results of operations of the merged entity with the Corporation's respective accounts at historical amounts. Prior period financial statements are restated to give effect to business combinations accounted for under this method. Further discussion of business combinations is included in Note 2.

LOANS: Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale or securitization are valued on an aggregate basis at the lower of carrying cost or fair value.

Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are amortized as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.

Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Income on leveraged leases is recognized on a basis that achieves a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Residual values on leased assets are reviewed regularly for other-than-temporary impairment. When there is other-than-temporary impairment in the estimated fair value of the Corporation's interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the write-down recognized in the current period.

Commercial loans and leases and loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection, terms are renegotiated below market levels, or when an individual analysis of a borrower's creditworthiness indicates a credit should be placed on nonperforming status. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is charged against interest income. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Commercial loans and leases and commercial loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due. Loans secured by residential real estate are generally charged off to the extent principal and interest due exceed 90% of the current appraised value of the collateral and the loan becomes 180 days past due.

Commercial and commercial real estate loans exceeding $1 million are evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 114, Accounting by Creditors for Impairment of a Loan, which requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due pursuant to the contractual terms of the

NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

loan will not be collected and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. All loans considered impaired are included in nonperforming assets.

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

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. When loans are identified for sale or securitization, attributed loan loss allowance is reclassified as a direct reduction to the carrying value of the loans.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114. The allocated component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. The uncertainty following the events of September 11th and the recessionary environment also impact the allocation model's estimates of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value and included in other investments. Realized and unrealized gains and losses are included in other income. Interest on trading account securities is recorded in interest income. As of December 31, 2001 and 2000, trading account securities totaled $121.0 million and $52.5 million, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost.

Securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in other comprehensive income, net of tax.

Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective-interest method over the period to maturity are included in interest income. Gains and


NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

losses on the sales of securities are determined using the specific-identification method and recognized on a trade-date basis.

VENTURE CAPITAL INVESTMENTS: Venture capital investments are carried at estimated fair value with changes in fair value recognized in other noninterest income. The fair values of publicly traded investments are determined using quoted market prices. The fair values of investments that are not publicly traded are estimated by management. Management's estimate of fair value generally approximates cost together with any other-than-temporary valuation adjustments determined appropriate by management. Venture capital investments in debt and preferred equity securities are included in other investments on the balance sheet, while investments in partnerships and other equity interests are included in other assets.

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

INTANGIBLE ASSETS: Goodwill and other intangible assets, net of accumulated amortization, are included in other assets on the balance sheet and totaled $1,086.0 million and $81.4 million, respectively, at December 31, 2001, and $1,124.0 million and $77.3 million, respectively, at December 31, 2000. Goodwill, which represents the excess of the cost of an acquisition over the fair value of the net assets acquired, is amortized on a straight-line basis over varying periods generally not exceeding 25 years. Certain goodwill related to purchase acquisitions at the Corporation's 86%-owned item processing subsidiary, National Processing, Inc. (National Processing), is amortized over 40 years. Other intangibles are amortized on a straight-line basis over varying periods not exceeding 10 years. When certain events or other changes occur, management evaluates goodwill and other intangible assets for recoverability. In circumstances that indicate the carrying value of these assets may not be recoverable, an impairment charge is recorded.

Effective January 1, 2002, National City adopted SFAS 142, Goodwill and Other Intangible Assets, which changes the way goodwill and certain other intangible assets are recognized and accounted for in the Consolidated Financial Statements. See Note 2 for further discussion of the impact of this new accounting pronouncement on the Corporation's financial statements.

DEPRECIABLE ASSETS: Properties and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life.

DERIVATIVE INSTRUMENTS: The Corporation enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Corporation is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

As discussed in Note 2, effective January 1, 2001, the Corporation adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or



NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.

Under both the fair value and cash flow hedge scenarios, derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively and the derivative instrument continues to be carried at fair value but with no corresponding offset being recorded on the hedged item.

Prior to January 1, 2001, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be recorded in the financial statements. Realized gains and losses on contracts either settled or terminated were recorded as an adjustment to the basis of the on-balance sheet asset or liability being hedged and amortized into the income statement over either the remaining life of the derivative instrument or the expected life of the asset or liability. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense.

STOCK-BASED COMPENSATION: The Corporation's stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.

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

TREASURY STOCK: Acquisitions of treasury stock are recorded on the par value method, which requires the cash paid to be allocated to common or preferred stock, capital surplus, and retained earnings.

ASSET SECURITIZATION: Asset securitization involves the sale, generally to a trust, of a pool of loan receivables. The Corporation continues to own the accounts, which generate the loan receivables. In addition, the Corporation sells the rights to new loan receivables, including most fees generated by and payments received from the accounts. The trust sells undivided interests in the trust to investors, while the Corporation retains the remaining undivided interest. The senior classes of the asset-backed securities receive an AAA or A credit rating at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities. The Corporation continues to service the accounts and receives a servicing fee.

For credit card securitizations, during the revolving period, which generally approximates 48 months, the trust is not required to make principal payments to the investors. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables. Therefore, the principal dollar amount of the investor's undivided interest remains unchanged. Once the revolving period ends, the trust distributes principal payments to the investors according to the terms of the transaction.

Distribution of principal to the investors in the credit card trust may begin earlier if the average annualized yield on the receivables securitized (generally including interest income, interchange and other fees, less principal credit losses during the period) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors plus contractual servicing fees), or certain other events occur.



NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

In accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, gains are recognized in income at the time of initial sale and each subsequent sale of loan receivables in an asset securitization.

2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: Effective January 1, 2001, the Corporation adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. At the time of adoption, the Corporation designated anew certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates were designated in fair value hedge relationships. Derivative instruments used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated in cash flow hedge relationships. As a result of adopting the new standard, the Corporation recorded transition amounts associated with establishing the fair values of the derivatives and hedged items on the balance sheet. A pretax transition loss of $1.6 million, or $1.0 million after tax, was recorded in other noninterest income on the income statement in relation to establishing the fair value hedge relationships, while a $26.0 million after-tax transition loss was recorded in other comprehensive income within stockholders' equity in relation to recording the fair value of the derivatives designated in cash flow hedge relationships.

SFAS 133, as applied to the Corporation's risk management strategies, has caused reported net income and stockholders' equity to be different from what they otherwise would have been under the prior accounting rules, with the impact in any period depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items. Although reported results are affected, SFAS 133's requirements do not change the cash flows or economic risk associated with any derivatives the Corporation is holding.

Notes 1 and 22 provide additional detail on the accounting for derivative instruments and on derivative instruments held by the Corporation during 2001.

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

Certain provisions of the statement related to the recognition, reclassification, and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Corporation for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities became effective for transactions occurring after March 31, 2001.

Application of the new rules did not have a material impact on the Corporation's results of operations, financial position, or liquidity.

BUSINESS COMBINATIONS: In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS 141, Business Combinations, which replaces APB Opinion 16. SFAS 141 requires all business combinations to be accounted for by the purchase method and eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.

While SFAS 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Corporation's results of operations, financial position, or liquidity during 2001.

GOODWILL AND OTHER INTANGIBLE ASSETS: In conjunction with the issuance of the new guidance for business combinations, the FASB also issued SFAS 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17.

Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

The provisions of SFAS 142 were adopted by the Corporation as required effective January 1, 2002. Application of the nonamortization provisions of the statement is expected to reduce noninterest expense by approximately $65 million, resulting in an increase in net income of approximately $55 million, or $.09 per diluted share, in 2002 as compared to 2001. SFAS 142, as part of its adoption provisions, requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets within the



NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. Management has performed a preliminary transitional impairment test on its goodwill assets and at this time does not expect an impairment loss to be recorded in 2002 as a result of this test. The Corporation currently does not have any other indefinite-lived intangible assets on its balance sheet. It is also anticipated there will not be any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new guidance.

In general, application of the new provisions may result in more income statement volatility due to the potential periodic recognition of impairment losses, which are likely to vary in amount and regularity, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.

ASSET RETIREMENT OBLIGATIONS: In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Corporation beginning January 1, 2003, and its adoption is not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity.

ACCOUNTING FOR LONG-LIVED ASSETS: SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Corporation January 1, 2002 and are not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity.

3. ACQUISITIONS, DIVESTITURES, AND REALIGNMENT CHARGES

In April 2001, National City sold its preferred share interest in National Asset Management Corporation (NAMCO), a Louisville, Kentucky-based investment advisor, to AMVESCAP PLC (AVZ) for a gain of $88.8 million pretax, or $57.7 million after tax. The gain is included in other noninterest income on the income statement. The carrying value of National City's investment in the NAMCO preferred shares was $1.5 million. Cash proceeds of $49.0 million and 2.8 million shares of AVZ stock, with a value of $41.3 million, were received in connection with the sale. The AVZ shares were sold later in the second quarter.

On June 28, 2001, National Processing acquired a 70% interest in ABN AMRO Merchant Services, LLC (AAMS) for cash of $48.5 million. Under the terms of the agreement, National Processing provides AAMS with all merchant-processing services, including both authorization and settlement of all card-based transactions. The acquisition was accounted for as a purchase under APB Opinion 16, with the results of operations of AAMS included in the Corporation's income statement from the date of acquisition. Goodwill of $27.1 million with an estimated useful life of 20 years was recorded in connection with the acquisition. The remainder of the purchase price was allocated to other intangible assets, primarily acquired-merchant contracts, which are being amortized on a straight-line basis over 10 years.

In July 2001, National Processing sold its Business Process Outsourcing business unit for $43.0 million in cash. This business unit primarily processed healthcare claims, credit card applications, and airline lift tickets. In connection with the disposal, a pretax impairment loss, net of minority interest benefit, of $2.7 million was recorded in other noninterest expense on the income statement.

During 2000, National City divested certain assets as part of a balance sheet restructuring initiative intended to improve asset returns and capital position, reduce reliance on purchased funding, and lessen interest rate sensitivity. These transactions included the sales of $3.7 billion of fixed-rate debt securities, $2.0 billion of thin-spread student loans, and $1.0 billion of low-spread adjustable-rate mortgage loans.

Losses totaling $56.3 million pretax, or $36.6 million after tax, were incurred on the disposition of the debt securities and are included in net securities gains. A pretax gain of $74.2 million, or $48.2 million after tax, was recognized on the sale of the student loans and is included in other noninterest income. The sale of the adjustable-rate mortgage loans generated a pretax gain of $10.6 million, or $6.9 million after tax, which is included in mortgage banking revenue.

In December 2000, the Corporation announced that, as part of a realignment of National City's consumer finance business, it was closing its 69 Loan Zone(R) retail stores, exiting the wholesale loan



NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

origination business of Altegra Credit Company, a wholly-owned Pittsburgh-based subsidiary, and ceasing to originate automobile leases. Charges recorded in connection with this realignment totaled $44.0 million pretax, or $28.6 million after tax, and consisted of $26.0 million for residual value write-downs on the Corporation's automobile lease portfolio, $3.7 million for severance costs, $9.0 million for goodwill impairment, $2.9 million for facility closures and lease obligations, and $2.4 million for fixed asset impairment and other costs. The employees affected by this realignment were individually notified of their status prior to December 31, 2000. These charges are included in other noninterest expense.

Also in 2000, National Processing divested a small operating unit and recorded a pretax charge of $6.5 million, net of minority interest benefit, for goodwill and fixed-asset impairment.

The following discusses certain acquisitions and divestitures included in the Corporation's 1999 results:

National City acquired the retail, wholesale, and telemarketing production units of AccuBanc Mortgage Corporation, a single-family residential mortgage lender headquartered in Dallas, Texas, for $42.3 million. Goodwill of $40.1 million with an estimated useful life of 20 years was recorded on November 1, 1999, the date of acquisition.

National City acquired First Franklin Financial Companies, Inc., a wholesale originator of nonconforming residential mortgage loans headquartered in San Jose, California, for $266.1 million. The acquisition was accounted for as a purchase and included in the Corporation's income statement from the date of acquisition, August 31, 1999. Goodwill of $233.2 million with an estimated useful life of 20 years was recorded in connection with the acquisition.

National City sold its 20% ownership interest in Electronic Payment Services, Inc. (EPS), a provider of transaction processing services, to Concord EFS, Inc. (Concord) and recognized a pretax gain of $95.7 million, or $62.2 million after tax. The gain on the sale of EPS is included in other noninterest income. The transaction was effected by exchanging common shares of EPS for shares of unregistered Concord common stock. The shares were subsequently registered by Concord and National City sold its holdings in Concord in the open market and recognized a pretax gain of $32.1 million, or $20.8 million after tax, which is included in net securities gains.

National Processing sold its freight payables, payables outsourcing, remittance, and merchant check services business lines. As a result, National City recognized a loss, net of minority interest, of $60.8 million pretax, or $61.2 million after tax. The larger after-tax loss was the result of nondeductible goodwill. The pretax impact of the National Processing business line divestitures is included in other noninterest income.

National City also sold its interest in Stored Value Systems, Inc., a subsidiary involved in the development of smart card technology, for a gain of $6.1 million pretax, or $4.0 million after tax. The gain is included in other noninterest income.

4. OFF-BALANCE SHEET ARRANGEMENTS

ASSET SECURITIZATION: In January 2001, the Corporation sold $397.4 million of credit card receivables in a securitization transaction and recognized a pretax gain of $20.6 million, which was recorded in other noninterest income, and was comprised of $16.2 million, representing the attributed allowance for loan losses, and $4.4 million, reflecting the Corporation's recognition of its retained interest in the cash flows of the trust. Transaction costs of $1.8 million incurred in connection with the securitization were deferred and are being amortized over the five-year term of the trust.

In August 2000, the Corporation sold $600.0 million of credit card receivables in a securitization transaction and recognized a pretax gain of $27.2 million, which was also recorded in other noninterest income, and was comprised of $25.0 million, representing the attributed allowance for loan losses, and $2.2 million, reflecting the Corporation's recognition of its retained interest in the cash flows of the trust. Transaction costs of $3.0 million were deferred and are also being amortized over the five-year term of the trust.

In both the 2001 and 2000 securitization transactions, the Corporation retained servicing responsibilities and subordinated interests. The Corporation receives annual servicing fees approximating 2% of the outstanding credit card balances and the right to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The right to these future cash flows represent the retained interest in the trust. The retained interest is subordinate to investors' interests. Also, in conjunction with the 2001 securitization, the investors and the trust have recourse to $27.6 million of credit card balances owned by the Corporation for failure of debtors to pay when due.

Retained interests are included in other assets on the balance sheet and are carried at fair value with changes in estimated value considered temporary recorded, net of tax, through other comprehensive income within stockholders' equity. The Corporation uses certain assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables,


NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. These assumptions are reviewed regularly by management and are revised to reflect current conditions as appropriate.

Servicing fees, amortized transaction costs, and gains and losses considered other than temporary related to changes in the fair value of retained interests are included in card-related fee income on the income statement.

Key economic assumptions and the sensitivity of the December 31, 2001 fair values of residual cash flows on credit card receivables to immediate 10% and 20% adverse changes in those assumptions follow:

--------------------------------------------------------------------------------------------------------------------------
                                                                Variable Annual    Monthly     Expected
                                                Weighted-           Coupon        Principal     Annual     Annual
                                     Fair        average            Rate to       Prepayment    Credit    Discount
       (Dollars in Millions)         Value   Life (in months)      Investors         Rate       Losses      Rate     Yield
--------------------------------------------------------------------------------------------------------------------------
SERIES 2000-1
  As of the date of securitization   $2.2          5.5               6.86%          18.08%       4.17%     15.00%    14.43%
  As of December 31, 2000             4.5          5.6               6.92           17.84        4.09      15.00     14.80
  AS OF DECEMBER 31, 2001             8.1          5.9               2.11           17.09        5.34      15.00     12.39
    Decline in fair value of 10%
      adverse change                                                  $.5             $.7        $1.5         --      $3.5
    Decline in fair value of 20%
      adverse change                                                  1.1             1.3         3.0      $  .1       6.9
--------------------------------------------------------------------------------------------------------------------------
SERIES 2001-1
  As of the date of securitization   $4.4          5.6               6.06%          17.79%       4.08%     15.00%    14.77%
  AS OF DECEMBER 31, 2001             5.7          5.9               2.08           17.09        5.34      15.00     12.39
    Decline in fair value of 10%
      adverse change                                                  $.4             $.5        $1.0         --      $2.4
    Decline in fair value of 20%
      adverse change                                                   .7              .9         2.1      $  .1       4.9
==========================================================================================================================

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

The average annualized yield and the minimum yield for the three-month period ended December 31, 2001, presented on a cash basis, were 11.14% and 3.39%, respectively, and included various credit card and other fees as specified in the securitization agreements.

Certain cash flows received from and paid to the securitization trust follow:

----------------------------------------------------------
                                                   For the
                                             Calendar Year
----------------------------------------------------------
(In Millions)                                2001     2000
----------------------------------------------------------
Proceeds from new securitizations        $  397.4   $600.0
Proceeds from collections reinvested in
  previous credit card securitizations    2,052.4    927.2
Servicing fees received                      19.3      9.1
Other cash flows received on retained
  interests                                  41.0     23.0
Proceeds from sales of previously
  charged-off accounts                        7.3       --
Purchases of delinquent or foreclosed
  assets                                       --       --
Servicing advances                             --       --
Repayments of servicing advances               --       --
==========================================================

During 2001, the Corporation sold credit card receivables that had previously been charged off. The sales generated gains of $7.3 million, $5.9 million of which were allocated to credit card receivables owned by the Corporation and recorded as a recovery to the allowance for loan losses, with the remaining $1.4 million allocated to securitized receivables and included in card-related fees on the income statement.

The investor principal in loan receivables related to the Series 2000-1 and Series 2001-1 securitizations is scheduled to amortize back into the Corporation's loan receivables in 2005 and 2006, respectively. The amounts are based on estimated amortization periods, which are subject to change.


NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

Quantitative information about delinquencies, net credit losses, and components of managed credit card loans follows. This information excludes certain unsecured personal and business lines of credit included in the caption "credit card loans" presented elsewhere in this annual report.

---------------------------------------------------------
 (DOLLARS IN MILLIONS)     2001        2000        1999
---------------------------------------------------------
Average credit card
  loans:
  Loans held in
    portfolio            $1,215.3    $1,657.1    $1,411.3
  Loans held for
    securitization           33.5         1.1          --
  Loans securitized         967.0       474.7       602.0
---------------------------------------------------------
    Total managed loans  $2,215.8    $2,132.9    $2,013.3
---------------------------------------------------------
Year-end loans:
  Loans held in
    portfolio            $  866.7    $1,285.4    $1,654.9
  Loans held for
    securitization          402.3       407.9          --
  Loans securitized         997.4       630.0       500.0
---------------------------------------------------------
    Total managed loans  $2,266.4    $2,323.3    $2,154.9
---------------------------------------------------------
Net credit losses        $  105.4    $   86.3    $   97.9
Net credit losses to
  average managed loans      4.76%       4.05%       4.86%
Delinquencies (30 days
  or more) to year-end
  managed loans              3.91%       3.57%       3.80%
=========================================================

In conjunction with securitizations expected to occur in 2002, credit card loans of $402.3 million, net of attributed loan loss allowance of $22.7 million, and automobile loans of $824.4 million, net of attributed loan loss allowance of $6.5 million, were classified as held for securitization on the balance sheet at December 31, 2001.

ASSET-BACKED COMMERCIAL PAPER CONDUIT: The Corporation periodically sells qualifying assets to an unconsolidated qualified special purpose entity (QSPE) established in 2000. Through a receive-fixed interest rate swap, the Corporation receives or pays the spread between the yield earned on the assets the Corporation has sold to the conduit and the rate of interest paid on commercial paper issued by the conduit and certain administrative expenses of the conduit. The Corporation earns fee income for servicing the assets it has sold into the QSPE and for providing a liquidity facility to the QSPE in the event funding cannot be readily accessed. Further discussion on the liquidity commitment is included in Note 18.

During 2001 and 2000, the Corporation sold high-grade fixed and variable asset-backed securities to the QSPE having a principal balance of $1.5 billion and $2.1 billion, respectively. As of December 31, 2001, the QSPE held assets of $2.8 billion, consisting of the asset-backed securities purchased from the Corporation and approximately $386 million of other collateralized assets purchased from other parties. As of December 31, 2000, the QSPE held $2.0 billion of asset-backed securities.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans outstanding were recorded net of unearned income of $556.7 million in 2001 and $706.2 million in 2000.

Activity in the allowance for loan losses follows:

------------------------------------------------------------
                                       For the Calendar Year
------------------------------------------------------------
(In Thousands)                  2001        2000        1999
------------------------------------------------------------
BALANCE AT BEGINNING OF
  YEAR                     $ 928,592   $ 970,463   $ 970,243
Provision                    605,295     286,795     249,674
Allowance related to
  loans acquired (sold or
  securitized)               (73,990)    (42,421)         45
Charge-offs                 (586,921)   (407,998)   (387,779)
Recoveries                   124,355     121,753     138,280
------------------------------------------------------------
  Net charge-offs           (462,566)   (286,245)   (249,499)
------------------------------------------------------------
BALANCE AT END OF YEAR     $ 997,331   $ 928,592   $ 970,463
============================================================

As discussed in Note 4, in conjunction with the planned securitizations of credit card loans and automobile loans in 2002, $22.7 million and $6.5 million, respectively, of attributed allowance for loan losses was netted against the bases of the loans upon their balance sheet reclassification in 2001 from portfolio loans to loans held for securitization.

Also in 2001, the Corporation decided to accelerate the disposition of a portfolio of nonperforming and delinquent loans, which had been generated by the former wholesale and retail loan origination units of its consumer finance subsidiary Altegra Credit Company (Altegra). During 2001, the allowance for loan losses related to these loans was increased by $68.1 million through a charge to provision. Loans totaling $149.5 million were sold from the portfolio during the year with related loan loss allowance of $45.7 million included in the bases of the loans sold, essentially covering the loss on sale. Also during the year, net charge-offs of $13.9 million and principal repayments of $16.0 million were recorded on loans in the segregated portfolio. At December 31, 2001, assets totaling $44.9 million remained in this segregated portfolio with an associated allowance of $8.5 million.

In 2000, $42.4 million of allowance for loan losses was transferred to the bases of credit card loans either sold through securitization during the year or held for securitization as of the end of the year.


NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

Nonperforming loans totaled $658.3 million and $369.0 million at December 31, 2001 and 2000, respectively. For loans classified as nonperforming at December 31, 2001, the contractual interest due and actual interest recognized on those loans during 2001 was $58.8 million and $14.8 million, respectively. Included in nonperforming loans were impaired loans aggregating $170.1 million and $85.4 million at December 31, 2001 and 2000, respectively. Average impaired loans for 2001, 2000, and 1999 totaled $122.3 million, $59.4 million, and $30.7 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans for 2001 and 2000 was $62.9 million and $45.1 million, respectively. All impaired loans at December 31, 2001 and 2000 had an associated allowance. There was no interest recognized in 2001, 2000, and 1999 on impaired loans while such loans were considered impaired.

6. SECURITIES

Securities available for sale follow:

------------------------------------------------------------------------
                                      DECEMBER 31, 2001
------------------------------------------------------------------------
(In Thousands)          AMORTIZED   UNREALIZED   UNREALIZED         FAIR
                             COST       GAINS      LOSSES          VALUE
------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures            $  977,043    $ 28,814     $   574     $1,005,283
Mortgage-backed
 securities             6,447,318      61,714      16,173      6,492,859
Asset-backed and
 corporate debt
 securities               759,909       7,890       5,355        762,444
States and political
 subdivisions             703,384      29,752         288        732,848
Other                     814,625      51,004         195        865,434
------------------------------------------------------------------------
TOTAL SECURITIES       $9,702,279    $179,174     $22,585     $9,858,868
========================================================================

--------------------------------------------------------------------------
                                        December 31, 2000
--------------------------------------------------------------------------
(In Thousands)            Amortized   Unrealized   Unrealized         Fair
                               Cost       Gains      Losses          Value
--------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures              $1,124,766    $  8,052     $ 6,041     $1,126,777
Mortgage-backed
 securities               5,514,642      16,578      55,079      5,476,141
Asset-backed and
 corporate debt
 securities               1,440,377       2,149       7,760      1,434,766
States and political
 subdivisions               767,649      30,167         415        797,401
Other                       963,903     107,093       1,548      1,069,448
--------------------------------------------------------------------------
TOTAL SECURITIES         $9,811,337    $164,039     $70,843     $9,904,533
==========================================================================

The other category includes the Corporation's internally managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $399.9 million and $444.8 million, respectively, at December 31, 2001, and $569.7 million and $668.8 million, respectively, at December 31, 2000.

The following table presents the amortized cost, fair value, and weighted-average yield of securities at December 31, 2001 by maturity:

----------------------------------------------------------------------------------
                                                                         Weighted-
                           Within   1 to 5   5 to 10   After 10           Average
  (Dollars in Millions)    1 Year   Years     Years     Years     Total  Yield(a)
----------------------------------------------------------------------------------
U.S. Treasury and Federal
 agency debentures          $ 18    $ 584    $  371     $    4    $  977   5.18%
Mortgage-backed securities     9    1,861     3,478      1,099     6,447   6.26
Asset-backed and corporate
 debt securities             412      194       132         22       760   5.67
States and political
 subdivisions                 19      121       461        102       703   8.29
Other                         --       --        --        815       815   6.50
----------------------------------------------------------------------------------
AMORTIZED COST              $458    $2,760   $4,442     $2,042    $9,702
==================================================================================
FAIR VALUE                  $461    $2,828   $4,469     $2,101    $9,859
==================================================================================
Weighted Average Yield(a)   6.07%    6.26%     6.20%      6.61%     6.29%
==================================================================================

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

At December 31, 2001, the carrying value of securities pledged to secure public and trust deposits, U.S. Treasury demand notes, security repurchase agreements, and derivative instruments totaled $6.8 billion.

At December 31, 2001, there were no securities of a single issuer, other than U.S. Treasury debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders' equity.

In 2001, 2000, and 1999, gross securities gains of $146.4 million, $124.3 million, and $148.5 million and gross securities losses of $1.6 million, $67.4 million, and $10.1 million were recognized, respectively.

7. MORTGAGE SERVICING ASSETS

The Corporation recognizes as separate assets rights to service mortgage loans it does not own but services for others. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on the relative fair values of each. Mortgage servicing assets, when purchased, are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. For purposes of determining impairment, the mortgage servicing assets are stratified by product type and interest rate. Certain mortgage servicing assets hedged with derivative instruments as part of SFAS 133 hedge relationships are carried at fair value and consequently may be adjusted above their initial carrying value.

NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

Changes in the carrying value of mortgage servicing assets follows:

-----------------------------------------------------------------
                                                December 31
-----------------------------------------------------------------
             (IN THOUSANDS)                   2001        2000
-----------------------------------------------------------------
Balance at beginning of period             $  999,707   $ 785,008
Additions                                     630,873     330,024
Amortization                                 (196,552)   (123,333)
SFAS 133 hedge basis adjustments               (2,817)         --
Impairment charges                           (291,757)         --
Sales                                          (3,750)    (29,124)
Other                                              --      37,132
-----------------------------------------------------------------
BALANCE AT END OF PERIOD                   $1,135,704   $ 999,707
=================================================================

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rate of mortgage loan prepayments is the most significant factor driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the underlying life of the loan is reduced. Risk associated with declines in the estimated fair value of mortgage servicing assets due to increases in mortgage prepayment rates is managed using derivative instruments.

The Corporation hedges portions of the risk associated with declines in the fair value of its mortgage servicing assets by designating derivative instruments and certain mortgage servicing assets into SFAS 133 fair value hedge relationships. The Corporation also uses other derivative instruments, not designated in SFAS 133 hedge relationships, to protect against declines in the estimated fair value of the mortgage servicing assets. The interest rate risk associated with mortgage servicing assets is closely monitored and reported on monthly as part of the Corporation's overall interest rate risk management process. Interest rate risk associated with mortgage servicing assets is measured through analyses which compute the expected value change of the mortgage servicing assets and the hedging derivatives at various parallel interest rate shifts. At December 31, 2001, the expected net value changes were within the Corporation's established preset interest rate risk limits for the mortgage servicing assets and associated hedging derivatives.

During 2001, $328.4 million of net ineffective hedge and other derivative gains were generated related to derivatives used to protect the estimated fair value of the mortgage servicing assets. These net gains more than offset impairment losses on the mortgage servicing assets of $291.8 million. Further discussion on derivative instruments and hedging activities is included in Notes 1, 2, and 22.

Prior to the January 1, 2001 adoption of SFAS 133, the fair values of derivative instruments used to protect changes in the estimated fair value of mortgage servicing assets were considered in determining impairment but were not included on the balance sheet, and any cash gains and losses on these instruments were included as basis adjustments to the carrying value of mortgage servicing assets. In the table on the left, changes in the derivative basis adjustments in 2000 are presented as other activity.

At December 31, 2001 and 2000, the carrying value of the mortgage servicing assets approximated the estimated fair value.

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

The following table presents the estimates of fair value of financial instruments at December 31, 2001 and 2000. Excluded are certain items not defined as financial instruments, including non-financial assets, intangibles, and future business growth, as well as certain liabilities such as obligations for pension and other postretirement benefits, deferred compensation arrangements, and leases. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Corporation.

NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

---------------------------------------------------------------
                             2001                  2000
                      -------------------   -------------------
                      CARRYING     FAIR     CARRYING     FAIR
    (IN MILLIONS)      VALUE      VALUE      VALUE      VALUE
---------------------------------------------------------------
FINANCIAL ASSETS
Cash and cash
  equivalents         $  5,392   $  5,392   $  5,081   $  5,081
Loans held for sale
  or securitization     16,831     16,896      3,439      3,456
Loans, net of
  allowance for loan
  losses                67,043     68,876     64,676     65,099
Securities               9,859      9,859      9,905      9,905
Derivative assets          727        727         34         34
Other                      345        345        384        384
---------------------------------------------------------------
FINANCIAL LIABILITIES
Deposits              $(63,130)  $(63,840)  $(55,526)  $(55,530)
Short-term borrowings  (15,172)   (15,172)    (6,581)    (6,581)
Long-term debt         (17,316)   (17,427)   (18,145)   (17,932)
Derivative
  liabilities             (390)      (390)        --         --
Other                     (119)      (119)      (749)      (749)
---------------------------------------------------------------
OFF-BALANCE-SHEET
  FINANCIAL
  INSTRUMENTS
Derivatives used in
  hedging
  relationships
  (pre-SFAS 133)            --         --        (20)        33
Commitments to extend
  credit                   (64)       (64)       (48)       (48)
Standby and
  commercial letters
  of credit                 (7)        (7)        (7)        (7)
===============================================================

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS: Due to their short-term nature, the carrying amounts reported in the balance sheet approximate fair value for these assets. For purposes of this disclosure only, cash equivalents include Federal funds sold, security resale agreements, accrued interest receivable, and other short-term investments.

LOANS AND LOANS HELD FOR SALE OR SECURITIZATION: For performing variable-rate loans that reprice frequently, estimated fair values are based on carrying values. For conforming residential mortgage loans held for sale that are hedged with derivative instruments in a SFAS 133 relationship, the carrying value of the loans equals the fair value. The fair value of credit card loans held for securitization is based on the principal amount of the loans to be securitized, net of attributed loan loss allowance. The fair values for all other loans, including the automobile loans held for securitization, are estimated using a discounted cash flow calculation that applies interest rates used to price new, similar loans to a schedule of aggregated expected monthly maturities, adjusted for market and credit risks.

SECURITIES: The fair values of securities are based primarily upon quoted market prices.

DERIVATIVE ASSETS AND LIABILITIES: Fair values for derivative instruments are based either on cash flow projection models acquired from third parties or observable market prices.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS: The amounts shown under carrying value represent accruals or deferred income (fees) arising from the related off-balance-sheet financial instruments. Fair values for off-balance-sheet instruments are based on cash flow projection models acquired from third parties, observable market prices, or fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

9. PROPERTIES, EQUIPMENT, AND LEASES

Properties and equipment follow:

-----------------------------------------------------------
                                          December 31
                                    -----------------------
          (IN THOUSANDS)               2001         2000
-----------------------------------------------------------
Land                                $  140,245   $  138,235
Buildings and leasehold
  improvements                         948,984      939,835
Equipment                            1,483,208    1,389,655
-----------------------------------------------------------
                                     2,572,437    2,467,725
Less accumulated depreciation
  and amortization                   1,488,331    1,396,088
-----------------------------------------------------------
NET PROPERTIES AND EQUIPMENT        $1,084,106   $1,071,637
===========================================================

NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

The Corporation and certain of its subsidiaries occupy their respective headquarters offices and other facilities under long-term operating leases and, in addition, lease certain software and data processing and other equipment. The aggregate minimum annual rental commitments under these leases total approximately $125.5 million in 2002, $110.6 million in 2003, $94.7 million in 2004, $71.9 million in 2005, $51.5 million in 2006, and $270.3 million thereafter. The Corporation also subleases and receives rental income on certain leased properties. As of December 31, 2001, aggregate future minimum rentals to be received under noncancelable subleases totaled $22.6 million.

Total expense recorded under all operating leases in 2001, 2000, and 1999 was $122.6 million, $120.9 million, and $103.2 million, respectively.

10. FEDERAL FUNDS BORROWED AND SECURITY REPURCHASE AGREEMENTS

Detail of Federal funds borrowed and security repurchase agreements follows:

---------------------------------------------------------
     (DOLLARS IN MILLIONS)        2001     2000     1999
---------------------------------------------------------
Balance at December 31:
  Federal funds borrowed         $2,923   $1,786   $  953
  Security repurchase
    agreements                    3,670    3,892    4,230
Maximum outstanding at any
 month-end:
  Federal funds borrowed         $6,728   $4,474   $4,949
  Security repurchase
    agreements                    4,190    4,136    5,185
Daily average amount
 outstanding:
  Federal funds borrowed         $4,637   $3,043   $3,258
  Security repurchase
    agreements                    3,887    3,846    4,821
Weighted daily average interest
 rate:
  Federal funds borrowed           4.02%    6.43%    5.10%
  Security repurchase
    agreements                     2.86     5.21     4.19
Weighted daily interest rate
 for amounts outstanding at
 December 31:
  Federal funds borrowed           1.39%    5.82%    3.79%
  Security repurchase
    agreements                     1.10     5.29     4.19
=========================================================

Federal funds borrowed and security repurchase agreements generally mature within 30 days of the transaction date.

11. BORROWED FUNDS

Detail of borrowed funds follows:

-----------------------------------------------------------
                                           December 31
                                      ---------------------
           (IN THOUSANDS)                2001        2000
-----------------------------------------------------------
U.S. Treasury demand notes            $8,190,573   $413,947
Commercial paper                         385,457    368,619
Other                                      2,712    121,159
-----------------------------------------------------------
TOTAL BORROWED FUNDS                  $8,578,742   $903,725
===========================================================

U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial and residential real estate loans. The funds are placed with the banks at the discretion of the U.S. Treasury and may be called at any time.

12. LONG-TERM DEBT

The composition of long-term debt follows:

-----------------------------------------------------------------
                                               December 31
-----------------------------------------------------------------
(Dollars in Thousands)                         2001          2000
-----------------------------------------------------------------
8.50% subordinated notes due 2002       $    99,990   $    99,967
6.625% subordinated notes due 2004          249,720       249,590
7.75% subordinated notes due 2004           199,338       199,082
8.50% subordinated notes due 2004           149,737       149,611
7.20% subordinated notes due 2005           256,892       249,872
5.75% subordinated notes due 2009           299,562       299,071
6.875% subordinated notes due 2019          699,920       698,870
Other                                        10,000        10,000
-----------------------------------------------------------------
TOTAL PARENT COMPANY                      1,965,159     1,956,063
-----------------------------------------------------------------
6.50% subordinated notes due 2003           208,632       199,825
7.25% subordinated notes due 2010           243,867       223,435
6.30% subordinated notes due 2011           204,902       200,000
7.25% subordinated notes due 2011           198,066       197,869
6.25% subordinated notes due 2011           302,844       297,627
6.20% subordinated notes due 2011           496,544            --
-----------------------------------------------------------------
TOTAL BANK SUBSIDIARIES                   1,654,855     1,118,756
-----------------------------------------------------------------
TOTAL LONG-TERM DEBT QUALIFYING FOR
 TIER 2 CAPITAL                           3,620,014     3,074,819
Senior bank notes                         9,761,688    11,654,335
Federal Home Loan Bank advances           3,751,010     3,231,246
Other                                         3,520         4,400
-----------------------------------------------------------------
TOTAL OTHER LONG-TERM DEBT               13,516,218    14,889,981
-----------------------------------------------------------------
TOTAL LONG-TERM DEBT                    $17,136,232   $17,964,800
=================================================================

The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. The Corporation uses derivative instruments, primarily interest rate swaps, to manage interest rate risk and match fund the rates on certain assets by hedging the fair value of certain fixed-rate debt by converting the debt to variable rate and by hedging the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Further discussion on derivative instruments is included in Notes 1, 2, and 22.

NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

At December 31, 2001, the par values of subordinated debt, senior bank notes, long-term advances from the Federal Home Loan Bank (FHLB), and other debt totaled $3,585.0 million, $9,754.0 million, $3,747.0 million, and $3.5 million, respectively.

All subordinated notes of the parent company and bank subsidiaries were issued at fixed rates, pay interest semi-annually, and may not be redeemed prior to maturity. Through the use of interest rate swaps, $2,325.0 million of fixed-rate subordinated debt at December 31, 2001, had been converted to variable-rate debt based on the three-month London Interbank Offering Rate (LIBOR).

At December 31, 2001, senior bank notes totaling $575.0 million were contractually based on a fixed rate of interest and $9,179.0 million were contractually based on a variable rate of interest. The weighted average contractual interest rates for fixed-and variable-rate senior bank notes at December 31, 2001 were 3.76% and 2.25%, respectively. Through the use of interest rate swaps, as of year-end 2001, $190.0 million of the fixed-rate senior bank notes had been converted to variable-rate notes based on either the one- or three- month LIBOR rate and $3,750.0 million of the variable-rate senior bank notes had been converted to fixed-rate notes with a weighted average fixed rate of 5.10%.

FHLB advances at December 31, 2001 contractually consisted of $197.0 million of fixed-rate obligations and $3,550.0 million of variable-rate obligations. The weighted-average contractual interest rates for fixed-and variable-rate advances at December 31, 2001 were 5.74% and 2.15%, respectively. As of December 31, 2001, fixed-rate advances with a par value of $100.0 million had been converted to a variable rate based on one-month LIBOR and variable-rate advances with a par value of $1,300.0 million had been converted to fixed-rate advances with a weighted average fixed rate of 3.42%. FHLB advances are collateralized by qualifying residential real estate loans.

Long-term debt maturities for the next five years are as follows: $5,481.2 million in 2002, $4,057.3 million in 2003, $1,295.5 million in 2004, $1,391.5 million in 2005, $1,407.4 million in 2006, and $3,456.6 million thereafter. The senior bank notes and long-term FHLB advances have maturities ranging from 2002 to 2078 and from 2002 to 2023, respectively.

A credit agreement dated April 12, 2001 with a group of unaffiliated banks allows the Corporation to borrow up to $350 million until April 12, 2005 with a provision to extend the expiration date under certain circumstances. The Corporation pays a variable annual facility fee based on the Corporation's long-term debt rating. The fee is currently ten basis points on the amount of the credit facility. There were no borrowings outstanding under this agreement at December 31, 2001.

13. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

The composition of capital securities follows:

-----------------------------------------------------------
                                            December 31
-----------------------------------------------------------
(Dollars in Thousands)                      2001       2000
-----------------------------------------------------------
8.12% capital securities of First of
  America Capital Trust I due January
  31, 2027                              $150,000   $150,000
9.85% capital securities of Fort Wayne
  Capital Trust I due April 15, 2027      30,000     30,000
-----------------------------------------------------------
TOTAL CAPITAL SECURITIES                $180,000   $180,000
===========================================================

The corporation-obligated mandatorily redeemable capital securities (the "capital securities") of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the "debentures") were issued by two statutory business trusts - First of America Capital Trust I and Fort Wayne Capital Trust I, of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The debentures held by First of America Capital Trust I and Fort Wayne Capital Trust I qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively.

14. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administrated by the federal banking agencies that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions

NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

by regulators that could have a material effect on the Corporation's financial position and operations.

Regulatory and various other capital measures at December 31 follow:

-------------------------------------------------------------
                               2001                2000
-------------------------------------------------------------
(DOLLARS IN MILLIONS)     AMOUNT     RATIO    AMOUNT    RATIO
-------------------------------------------------------------
Total equity/assets      $ 7,381.2    6.98%  $6,769.8    7.65%
Total common
  equity/assets            7,380.5    6.98    6,739.9    7.61
Tangible common
  equity/tangible
  assets                   6,213.1    5.94    5,538.6    6.34
Tier 1 capital             6,268.7    7.01    5,636.5    7.02
Total risk-based
  capital                 10,135.4   11.34    9,191.1   11.45
Leverage                   6,268.7    6.38    5,636.5    6.70
=============================================================

The tangible common equity ratio excludes intangible assets from both the numerator and denominator.

Tier 1 capital consists of total equity plus qualifying capital securities and minority interest, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets and adjustments related to the valuation of mortgage servicing assets.

Total risk-based capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on certain equity securities.

Both the Tier 1 and the total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.

The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation excludes certain intangible and mortgage servicing assets.

National City's Tier 1, total risk-based capital, and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of December 31, 2001 and 2000, National City and each of its affiliate banks were categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2001 that management believes have changed any subsidiary bank's capital category.

The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The consolidated average reserve balance was $227.5 million for 2001.

Under current Federal Reserve regulations, the banking subsidiaries are limited in the amount they may loan to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the bank's capital stock, surplus and undivided profits, plus the allowance for loan losses. Loans from subsidiary banks to nonbank affiliates, including the parent company, are also required to be collateralized.

Dividends that may be paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without regulatory approval, the subsidiary banks can pay dividends in 2002 of $848.0 million, plus an additional amount equal to their net profits for 2002, as defined by statute, up to the date of any such dividend declaration.

15. STOCKHOLDERS' EQUITY

National City's preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by National City at its option at any time, or from time to time, on or after April 1, 2002 at $50 per share, plus unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock. Except in certain circumstances, the holders of the preferred stock have no voting rights. During 2001 and 2000, 585,396 and 5,287 shares of preferred stock, respectively, were converted to common shares.

On January 1, 2001, the Corporation recorded a transition loss of $26.0 million after tax, presented as a cumulative effect of a change in accounting principle, associated with establishing the fair values of derivatives designated into cash flow hedging relationships on the balance sheet in accordance with the adoption of SFAS 133.

In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. In connection with this repurchase authorization, the Corporation entered into an agreement in 2000 with a third party that provides the Corporation with an option to purchase up to $300 million of National City common stock through the use of forward transactions. The forward transactions can be settled from time to time, at the Corporation's election, on a physical, net cash, or net share basis. In the case of net cash or net share settlement, the amount at which these forward purchases can be settled depends primarily on the number of shares to be settled and the future market price of the Corporation's common stock as compared with the forward purchase price per share. At December 31, 2000, the Corporation had open

NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

forward transactions involving 9.3 million shares of its common stock. These forward transactions were settled in January 2001 through physical share settlement whereby National City paid cash of $166.2 million, or $17.84 per share, to the third party in exchange for taking physical delivery of the 9.3 million shares. On the settlement date, common shares outstanding and stockholders' equity were reduced. The Corporation may, but is not obligated to, enter into forward transactions with the third party until the agreement's final maturity date of April 19, 2002. As of December 31, 2001, the Corporation had no open forward contracts under this agreement.

During 2000 and 1999, the Corporation repurchased 2.5 million and 52.6 million shares, respectively, of its common stock. As of December 31, 2001, 15.6 million shares remained authorized for repurchase under the October 1999 repurchase authorization.

On June 30, 1999, the Corporation declared a two-for-one stock split of its common stock, which became effective July 26, 1999, to stockholders of record July 9, 1999. The stock split was accounted for by a transfer of $1.2 billion from capital surplus to common stock.

A summary of activity in accumulated other comprehensive income (loss) follows:

----------------------------------------------------------
                                          December 31
----------------------------------------------------------
           (IN THOUSANDS)               2001       2000
----------------------------------------------------------
Accumulated unrealized gains
  (losses) on securities available
  for sale at January 1, net of tax   $ 60,577   $(179,368)
Net unrealized gains for the period,
  net of tax expense of $72,869 in
  2001 and $149,099 in 2000            135,328     276,899
Reclassification adjustment for
  gains included in net income, net
  of tax expense of $50,681 in 2001
  and $19,898 in 2000                  (94,121)    (36,954)
----------------------------------------------------------
Effect on other comprehensive income
  for the period                        41,207     239,945
----------------------------------------------------------
Accumulated unrealized gains on
  securities available for sale at
  December 31, net of tax             $101,784   $  60,577
==========================================================
Accumulated unrealized gains
  (losses) on derivatives used in
  cash flow hedging relationships at
  January 1, net of tax               $     --   $      --
Cumulative effect of change in
  accounting principle, net of tax
  benefit of $13,997                   (25,995)         --
Net unrealized losses for the
  period, net of tax benefit of
  $31,155                              (57,859)         --
Reclassification adjustment for
  losses included in net income, net
  of tax benefit of $27,179             50,475          --
----------------------------------------------------------
Effect on other comprehensive income
  for the period                       (33,379)         --
----------------------------------------------------------
Accumulated unrealized losses on
  derivatives used in cash flow
  hedging relationships at December
  31, net of tax                      $(33,379)  $      --
==========================================================
Accumulated unrealized gains
  (losses) on retained interests in
  the securitized credit card trust
  at January 1, net of tax            $     --   $      --
Net unrealized gains for the period,
  net of tax expense of $2,133           3,962          --
Reclassification adjustment for
  gains included in net income, net
  of tax expense of $49                    (90)         --
----------------------------------------------------------
Effect on other comprehensive income
  for the period                         3,872          --
----------------------------------------------------------
Accumulated unrealized gains on
  retained interests in the
  securitized credit card trust at
  December 31, net of tax             $  3,872   $      --
==========================================================
Accumulated other comprehensive
  income (loss) at January 1, net of
  tax                                 $ 60,577   $(179,368)
Other comprehensive income, net of
  tax                                   11,700     239,945
----------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE
  INCOME AT DECEMBER 31, NET OF TAX   $ 72,277   $  60,577
==========================================================

NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

16. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share calculations follow:

----------------------------------------------------------------
                                   For the Calendar Year
----------------------------------------------------------------
Dollars in Thousands,
Except Per Share
AMOUNTS)                      2001         2000         1999
----------------------------------------------------------------
BASIC
 Net income                 $1,388,108   $1,302,377   $1,405,485
 Less preferred dividends        1,016        1,799        1,749
----------------------------------------------------------------
 Net income applicable to
   common stock             $1,387,092   $1,300,578   $1,403,736
----------------------------------------------------------------
 Average common shares
   outstanding             603,611,073  607,378,801  623,623,811
----------------------------------------------------------------
 Net income per common
   share - basic                 $2.30        $2.14        $2.25
================================================================
DILUTED
 Net income                 $1,388,108   $1,302,377   $1,405,485
----------------------------------------------------------------
 Average common shares
   outstanding             603,611,073  607,378,801  623,623,811
 Stock option adjustment     7,201,707    3,429,063    6,958,873
 Preferred stock
   adjustment                1,124,126    1,817,485    1,869,462
----------------------------------------------------------------
 Average common shares
   outstanding - diluted   611,936,906  612,625,349  632,452,146
----------------------------------------------------------------
 Net income per common
   share - diluted               $2.27        $2.13        $2.22
================================================================

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the pro forma dilution assuming the Corporation's outstanding convertible preferred stock and in-the-money stock options were converted or exercised into common shares. Unsettled forward transactions to purchase the Corporation's common stock may also affect diluted net income per common share. The forward transactions entered into in 2000 and discussed in Note 15 had no impact on diluted net income per common share during the period they were outstanding. Net income is not adjusted for preferred dividend requirements since the preferred shares are assumed to be converted from the beginning of the period. The average price of the Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options.

17. INCOME TAXES

The composition of income tax expense follows:

---------------------------------------------------------------
                                    For the Calendar Year
---------------------------------------------------------------
(IN THOUSANDS)                  2001        2000        1999
---------------------------------------------------------------
Current:
  Federal                     $ 753,727   $379,851    $428,492
  State                          22,883     13,191      15,658
---------------------------------------------------------------
  Total current                 776,610    393,042     444,150
Deferred:
  Federal                        (6,230)   266,150     284,306
  State                           8,013     10,323      14,672
---------------------------------------------------------------
  Total deferred                  1,783    276,473     298,978
---------------------------------------------------------------
INCOME TAX EXPENSE            $ 778,393   $669,515    $743,128
---------------------------------------------------------------
INCOME TAX EXPENSE
  APPLICABLE TO SECURITIES
  TRANSACTIONS                $  50,681   $ 19,898    $ 48,426
===============================================================

Income tax expense for 2001 included a $40.0 million charge related to tax exposure for corporate-owned life insurance deductions. Further discussion is included in Note 18.

The effective tax rate differs from the statutory Federal tax rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown below:

---------------------------------------------------------
                                    For the Calendar Year
---------------------------------------------------------
                                   2001     2000     1999
---------------------------------------------------------
Statutory Federal tax rate         35.0%    35.0%    35.0%
Life insurance                      .7      (1.2)    (1.0)
Tax-exempt income                  (1.1)    (1.3)    (1.2)
Merger charges and goodwill         .9        .9      1.8
Other                               .4        .6       --
---------------------------------------------------------
EFFECTIVE TAX RATE                 35.9%    34.0%    34.6%
=========================================================

Significant components of deferred tax liabilities and assets as of December 31 follow:

----------------------------------------------------------
         (IN THOUSANDS)              2001          2000
----------------------------------------------------------
Deferred tax liabilities:
 Mortgage servicing               $  400,022    $  264,761
 Leasing                             670,331       676,878
 Depreciation                         20,797        20,765
 Employee benefits                    46,702            --
 Mark-to-market adjustments           40,319        37,989
 Other, net                          198,478       198,479
----------------------------------------------------------
 Total deferred tax liabilities    1,376,649     1,198,872
Deferred tax assets:
 Provision for loan losses           365,914       327,016
 Employee benefits                        --         4,904
 Other, net                          283,961       148,263
----------------------------------------------------------
 Total deferred tax assets           649,875       480,183
----------------------------------------------------------
NET DEFERRED TAX LIABILITY        $  726,774    $  718,689
==========================================================

For the years ended 2001, 2000, and 1999, income tax benefits of $26.8 million, $6.7 million and $36.4 million, respectively, were credited to stockholders' equity related to the exercise of nonqualified employee stock options.

NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

18. COMMITMENTS AND CONTINGENT LIABILITIES

A summary of the contract amount of significant commitments follows:

-------------------------------------------------------------------
                                                     December 31
-------------------------------------------------------------------
(IN MILLIONS)                                      2001      2000
-------------------------------------------------------------------
Commitments to extend credit
 Revolving home equity and credit card lines      $19,531   $18,716
 Other loans                                       31,067    23,301
Standby letters of credit                           3,406     3,250
Commercial letters of credit                          154       170
Net commitments to sell mortgage loans and
 mortgage-backed securities                        14,130     3,720
Commitment to fund liquidity needs of
 unconsolidated QSPE                                3,637     3,000
===================================================================

Commitments to extend credit are agreements to lend, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates, and the Corporation's exposure is limited to the replacement value of those contracts. Certain lending commitments for conforming residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS 133, and changes in the fair value of those commitments due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion of derivative instruments is included in Notes 1, 2, and 22.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.

The credit risk associated with loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer.

The Corporation also enters into forward contracts for the future delivery or purchase of fixed-rate conforming residential mortgage loans and mortgage-backed securities at a specified interest rate to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing assets. These contracts are also considered derivative instruments under SFAS 133 and changes in the fair value of these contracts due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion of derivative instruments is included in Notes 1, 2, and 22.

Under an agreement with an unconsolidated QSPE into which the Corporation has sold assets, National City has an unfunded commitment to provide liquidity to the QSPE in the event funding cannot be readily accessed in the commercial paper market. During September 2001, following the events of September 11, which caused disruption in the commercial paper markets, the QSPE drew upon the liquidity facility in the amount of $855.0 million. Amounts drawn were repaid shortly after the commercial paper markets resumed. No amounts were outstanding under this liquidity facility at December 31, 2001 and 2000. Further discussion of this QSPE is included in Note 4.

National City also has commitments under long-term operating leases. Disclosures regarding these commitments are included in Note 9.

During late 1999, the Corporation was notified by the Internal Revenue Service
(IRS) of adjustments relating to its corporate-owned life insurance (COLI) programs proposed in the Revenue Agent's Reports for the Corporation's Federal income tax returns for the years 1990 through 1995. These proposed adjustments involved the disallowance of certain deductions, which, with the expected effect on tax returns for years subsequent to 1995, represented an exposure for tax and interest of approximately $200 million. In the first quarter of 2000, the Corporation made payments of taxes and interest attributable to COLI interest deductions for years 1990 through 1995 to avoid the potential assessment by the IRS of any additional above-market rate interest on the contested amount. The payments to the IRS were included on the balance sheet in other assets, pending the resolution of this matter. In February 2001, the Corporation recorded a $40.0 million charge related to the tax exposure on the COLI deductions. Subsequently, in May 2001, the Corporation reached a final settlement through negotiations with the IRS for all tax years containing such deductions. The first quarter charge when combined with previous accruals covered the full settlement amount. As a result, the Corporation has no further balance sheet or income statement exposure related to this matter.

NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

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

National City or its subsidiaries are also involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. It is management's opinion the Consolidated Financial Statements would not be materially affected by the outcome of any present legal proceedings, commitments, or claims.

19. PARENT COMPANY

At December 31, 2001 and 2000, retained earnings of the parent company included $5.6 billion and $5.0 billion, respectively, of equity in undistributed net income of subsidiaries.

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

BALANCE SHEETS

-------------------------------------------------------------------
                                                 December 31
-------------------------------------------------------------------
             (IN THOUSANDS)                  2001          2000
-------------------------------------------------------------------
ASSETS
 Cash and demand balances due from banks  $     1,497   $     1,686
 Loans to and receivables from
   subsidiaries                               705,981       232,233
 Securities                                   783,421     1,142,187
 Investments in:
   Subsidiary banks                         8,325,845     7,444,621
   Nonbank subsidiaries                       472,291       442,694
 Goodwill, net of accumulated
   amortization                                58,566        79,852
 Other assets                                 613,282       709,463
-------------------------------------------------------------------
TOTAL ASSETS                              $10,960,883   $10,052,736
===================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Long-term debt and capital securities    $ 2,154,247   $ 2,146,031
 Borrowed funds from subsidiaries             632,000       360,500
 Accrued expenses and other liabilities       793,413       776,384
-------------------------------------------------------------------
   Total liabilities                        3,579,660     3,282,915
 Stockholders' equity                       7,381,223     6,769,821
-------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   $10,960,883   $10,052,736
===================================================================

STATEMENTS OF INCOME

-------------------------------------------------------------------
                                      For the Calendar Year
-------------------------------------------------------------------
(IN THOUSANDS)                    2001         2000         1999
-------------------------------------------------------------------
INCOME
 Dividends from:
   Subsidiary banks            $  775,000   $  950,000   $  432,774
   Nonbank subsidiaries             8,000       39,738       19,964
 Interest on loans to
   subsidiaries                    21,859       28,510       16,891
 Interest and dividends
   on securities                   38,176       45,729       36,121
 Securities gains, net            123,357      112,810      126,173
 Other income                     109,191       35,484      177,958
-------------------------------------------------------------------
TOTAL INCOME                    1,075,583    1,212,271      809,881
===================================================================
EXPENSE
 Interest on debt and
   other borrowings               169,072      194,436      182,980
 Goodwill amortization              6,886        6,886        6,886
 Other expense                      2,410       19,974       19,835
-------------------------------------------------------------------
TOTAL EXPENSE                     178,368      221,296      209,701
===================================================================
Income before tax (benefit)
 expense and equity in
 undistributed net income of
 subsidiaries                     897,215      990,975      600,180
Income tax (benefit) expense       75,987       (7,508)      39,913
-------------------------------------------------------------------
Income before equity in
 undistributed net income of
 subsidiaries                     821,228      998,483      560,267
Equity in undistributed net
 income of subsidiaries           566,880      303,894      845,218
-------------------------------------------------------------------
NET INCOME                     $1,388,108   $1,302,377   $1,405,485
===================================================================

NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------
                                         For the Calendar Year
-----------------------------------------------------------------------
(In Thousands)                         2001          2000          1999
-----------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                     $ 1,388,108   $ 1,302,377    $1,405,485
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Equity in undistributed net
    income of subsidiaries         (566,880)     (303,894)     (845,218)
   Amortization of goodwill           6,886         6,886         6,886
   Depreciation and
    amortization of properties
    and equipment                     2,238         1,596         1,596
   (Increase) decrease in
    receivables from
    subsidiaries                   (270,333)      157,482        22,415
   Securities gains, net           (123,357)     (112,810)     (126,173)
   Amortization of
    premiums/discounts on
    securities and debt                (113)          758        (3,699)
   Increase in accrued
    expenses and other
    liabilities                       7,486        94,724       231,084
   Other, net                         9,003      (200,247)      (34,596)
-----------------------------------------------------------------------
Net cash provided
 by operating activities            453,038       946,872       657,780
-----------------------------------------------------------------------
INVESTING ACTIVITIES
 Purchases of securities           (640,821)     (585,134)     (588,913)
 Proceeds from sales and
  maturities of securities        1,171,783       553,529       610,037
 Principal collected on
  loans to subsidiaries              55,550       132,697        59,780
 Loans to subsidiaries             (258,965)     (264,564)     (212,298)
 Investments in subsidiaries       (725,000)   (5,384,850)     (274,438)
 Returns of investment
  from subsidiaries                 470,466     5,004,600     1,373,000
 Net increase in properties
  and equipment                      (8,014)           --            --
-----------------------------------------------------------------------
Net cash provided
 by (used in) investing
 activities                          64,999      (543,722)      967,168
-----------------------------------------------------------------------
FINANCING ACTIVITIES
 Repayment of long-term debt
  and capital securities               (880)     (100,400)     (565,252)
 Proceeds from issuance
  of long-term debt, net                 --            --     1,000,000
 Net increase in borrowed
  funds                             271,500       360,500            --
 Dividends paid                    (701,304)     (694,103)     (668,491)
 Issuances of common stock           78,704        75,070       138,231
 Repurchases of common stock       (166,246)      (54,401)   (1,710,065)
-----------------------------------------------------------------------
Net cash used
 in financing activities           (518,226)     (413,334)   (1,805,577)
-----------------------------------------------------------------------
Decrease in cash and demand
 balances due from banks               (189)      (10,184)     (180,629)
Cash and demand balances due
 from banks, January 1                1,686        11,870       192,499
-----------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE
 FROM BANKS,
 DECEMBER 31                    $     1,497   $     1,686   $    11,870
-----------------------------------------------------------------------
-----------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
 Interest paid                  $   185,975   $   192,741   $   166,759
 Common and preferred stock
 issued in purchase
 acquisitions                            --            --         4,068
-----------------------------------------------------------------------
-----------------------------------------------------------------------


20. STOCK OPTIONS AND AWARDS

National City maintains various incentive and non-qualified stock option plans and also maintains various restricted stock plans. These plans provide for the granting of stock options, stock appreciation rights, and restricted shares to eligible employees and directors. All of the Corporation's stock option and restricted stock plans were approved by National City's stockholders with the exception of the 150th anniversary commemorative grant in 1995.

STOCK OPTION PLANS: The stock option plans under which options may currently be granted authorize the issuance to officers and key employees of up to 80,000,000 options to purchase shares of common stock at the fair value of the common stock on the date of grant. These options generally become exercisable to the extent of 50% annually beginning one year from the date of grant and expire not later than 10 years from the date of grant. In addition, stock options may be granted that include the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the fair value of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.

In 1995, National City granted a total of 5.6 million options to purchase common stock at the fair value of the common stock on the date of grant to virtually all employees in commemoration of National City's 150th anniversary. The options became exercisable to the extent of 33% per year beginning two years from the date of grant. As of December 31, 2001, 903,200 of these options remained outstanding and all were exercisable.

RESTRICTED STOCK PLANS: National City's restricted stock plans provide for the issuance of up to 5,000,000 shares of common stock to officers, key employees, and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation generally recognizes compensation expense over the restricted period. The weighted-average grant-date fair value of restricted share awards granted during 2001, 2000, and 1999 was $29.30, $19.16, and $30.35, respectively. Compensation expense recognized in 2001, 2000, and 1999 totaled $8.0 million, $6.9 million, and $9.8 million respectively, related to shares issued under these plans. Compensation expense in 1999 included $4.3 million related to certain one-time executive contract obligations.


NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

OPTION AND RESTRICTED STOCK AWARD ACTIVITY: Stock option and restricted stock award activity follow:

-----------------------------------------------------------------------
                                      Shares
                       ------------------------------------
                       Available                              Weighted-
                       for Grant                               Average
                       -----------        Outstanding          Option
                        Awards &     ----------------------   Price Per
                         Options      Awards      Options       Share
-----------------------------------------------------------------------
January 1, 1999         25,081,476   1,361,496   35,749,156    $21.91
-----------------------------------------------------------------------
 Cancelled                 785,437     (74,313)    (977,412)    27.25
 Exercised                      --    (537,217)  (5,896,671)    14.18
 Granted                (8,418,024)    446,584    8,926,407     28.11
-----------------------------------------------------------------------
December 31, 1999       17,448,889   1,196,550   37,801,480     24.38
-----------------------------------------------------------------------
 Cancelled               1,286,940     (96,908)  (1,404,340)    26.49
 Exercised                      --    (242,899)  (2,489,526)    13.28
 Granted               (12,563,754)    979,896   12,040,430     18.17
-----------------------------------------------------------------------
December 31, 2000        6,172,075   1,836,639   45,948,044     23.29
-----------------------------------------------------------------------
 Authorized             30,000,000          --           --        --
 Cancelled                 865,603    (104,426)    (825,311)    26.58
 Exercised                      --    (520,438)  (6,480,441)    15.94
 Granted                (9,747,769)    611,535   10,156,258     30.87
-----------------------------------------------------------------------
DECEMBER 31, 2001       27,289,909   1,823,310   48,798,550    $25.79
-----------------------------------------------------------------------
-----------------------------------------------------------------------

Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at December 31, 2001 follows:

-------------------------------------------------------------------------------
                                           Weighted-
                                            Average
                              Weighted-    Remaining                  Weighted-
                               Average    Contractual                  Average
   Range of                   Exercise       Life                     Exercise
Exercise Prices  Outstanding    Price     (in years)    Exercisable     Price
-------------------------------------------------------------------------------
 $7.94-$11.99       539,078    $10.36         1.1          539,078     $10.36
  12.00-16.99     4,149,039     14.17         2.8        4,149,039      14.17
  17.00-21.99    11,765,108     17.81         7.5        6,451,139      17.75
  22.00-26.99     1,541,955     24.73         4.3        1,526,705      24.71
  27.00-31.99    22,466,214     29.44         7.7       13,108,581      28.36
  32.00-37.81     8,337,156     34.20         6.2        7,948,980      34.23
-------------------------------------------------------------------------------
        TOTAL    48,798,550    $25.79         6.8       33,723,522     $25.52
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

At December 31, 2001, 2000, and 1999, options for 33,723,522, 28,913,644, and
22,289,080 shares of common stock, respectively, were exercisable.

PRO FORMA DISCLOSURES: For purposes of providing the pro forma disclosures required under SFAS 123, Accounting for Stock-Based Compensation, the fair values of stock options granted from 1995 through 2000 were estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The following weighted-average assumptions were used in the option pricing model for options granted in each of the last three years: a risk-free interest rate of 5.55%, 5.01%, and 6.33% for 2001, 2000, and 1999, respectively; an expected life of the option of four years for 2001, 2000, and 1999; an expected dividend yield of 3.50% for 2001 and 2000, and 4.00% for 1999; and expected volatility of 23.6% for 2001 and 22.1% for 2000 and 1999. The weighted-average grant-date fair value of options granted during 2001, 2000, and 1999 was $6.07, $3.11, and $4.97, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Had compensation cost for the Corporation's stock option plans been determined consistent with SFAS 123, net income and net income per share would have been as follows:

---------------------------------------------------------------------
         (IN THOUSANDS,
   EXCEPT PER SHARE AMOUNTS)         2001         2000        1999
---------------------------------------------------------------------
Pro forma net income              $1,348,048   $1,265,978  $1,371,182
Pro forma net income per share:
 Basic                                 $2.23        $2.08       $2.20
 Diluted                                2.20         2.07        2.17
---------------------------------------------------------------------
---------------------------------------------------------------------

21. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

National City has a noncontributory, defined benefit pension plan covering substantially all employees. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are credited to employee accounts. Actuarially-determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

National City also has a benefit plan offering post-retirement medical and life insurance benefits. The medical portion of the plan is contributory and the life insurance coverage is noncontributory to the participants. The Corporation has no plan assets attributable to the plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods employees provide service for such benefits. The Corporation reserves the right to terminate or make plan changes at any time.




NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

Using an actuarial measurement date of October 31, plan asset and benefit obligation activity for each of the plans follows:

-----------------------------------------------------------------------
                                                  Other Postretirement
                          Pension Benefits              Benefits
     (Dollars in       -----------------------   ----------------------
     THOUSANDS)           2001         2000         2001        2000
-----------------------------------------------------------------------
CHANGE IN FAIR VALUE
 OF PLAN ASSETS
 Balance at beginning
 of measurement
 period                $1,589,896   $1,459,918   $       --   $      --
 Actual return on
 plan assets               61,211      195,623           --          --
 Employer
 contribution                  --           --        9,081       9,070
 Participant
 contributions                 --           --        8,679       6,105
 Expenses paid             (4,848)      (5,043)          --          --
 Benefits paid            (60,543)     (60,602)     (17,760)    (15,175)
-----------------------------------------------------------------------
BALANCE AT END OF
 MEASUREMENT PERIOD    $1,585,716   $1,589,896   $       --   $      --
-----------------------------------------------------------------------
CHANGE IN BENEFIT
 OBLIGATION
 Balance at beginning
 of measurement
 period                $1,011,490   $  932,528   $  114,189   $ 111,847
 Service cost              42,697       39,405        2,332       2,174
 Interest cost             71,348       68,225        7,930       8,008
 Participant
 contributions                 --           --        8,679       6,105
 Plan amendments           10,465           --           --      (1,677)
 Actuarial (gains)
 losses                    (6,338)      31,934       12,021       2,907
 Benefits paid            (60,543)     (60,602)     (17,760)    (15,175)
-----------------------------------------------------------------------
BALANCE AT END OF
 MEASUREMENT PERIOD    $1,069,119   $1,011,490   $  127,391   $ 114,189
-----------------------------------------------------------------------
 Funded status         $  516,597   $  578,406   $ (127,391)  $(114,189)
 Unrecognized prior
 service cost             (45,460)     (61,859)         609         796
 Unrecognized net
 actuarial (gain)
 loss                    (230,097)    (335,463)      27,071      13,907
 Unrecognized net
 (asset) obligation        (2,767)      (8,500)      12,835      15,877
 Contributions/benefits
 paid subsequent to
 measurement date              --           --        1,514       1,394
-----------------------------------------------------------------------
PREPAID (ACCRUED)
 BENEFIT COST          $  238,273   $  172,584   $  (85,362)  $ (82,215)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
WEIGHTED-AVERAGE
 ASSUMPTIONS
 FOR THE MEASUREMENT
 PERIOD
 Discount rate               7.00%        7.25%        7.00%       7.25%
 Rate of compensation
 increase               2.75-7.50    2.75-7.50    2.75-7.50   2.75-7.50
 Expected return on
 plan assets                10.00        10.00           --          --
-----------------------------------------------------------------------
-----------------------------------------------------------------------

Plan assets of the defined benefit pension plan consisted primarily of marketable equity securities and bonds, including $146.7 million and $144.2 million of National City common stock at December 31, 2001 and 2000, respectively.

Using an actuarial measurement date of October 31(a), components of net periodic benefit and net periodic cost follow:

-------------------------------------------------------------
     (In Thousands)           2001        2000        1999
-------------------------------------------------------------
PENSION BENEFITS
  Service cost             $   42,697   $  39,405   $  37,278
  Interest cost                71,348      68,225      65,864
  Expected return on
    plan assets              (153,091)   (138,352)   (126,815)
  Amortization of prior
    service cost               (5,934)     (6,057)     (5,850)
  Transition benefit           (5,713)     (5,778)     (5,778)
  Recognized net
    actuarial gain            (14,996)    (13,074)     (1,504)
-------------------------------------------------------------
NET PERIODIC BENEFIT       $  (65,689)  $ (55,631)  $ (36,805)
-------------------------------------------------------------
-------------------------------------------------------------
OTHER POSTRETIREMENT
  BENEFITS
  Service cost             $    2,332   $   2,174   $   2,268
  Interest cost                 7,930       8,008       7,622
  Amortization of prior
    service cost                  187        (819)       (819)
  Transition obligation         1,564       1,923       1,923
  Recognized net
    actuarial loss                215         386         331
-------------------------------------------------------------
NET PERIODIC COST          $   12,228   $  11,672   $  11,325
-------------------------------------------------------------
-------------------------------------------------------------

(a) In 1999, a measurement date of December 31, 1999 was used for the postretirement plan.

The health care trend rate assumption affects only those participants retired under the plan prior to April 1, 1989. The 2001 health care trend rate is projected to be 10.0%. The rate is assumed to decrease incrementally each year until it reaches 5.0% and remain at that level thereafter. The health care trend rate assumption does not have a significant effect on the medical plan; therefore, a one percentage point change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded and any payments to plan participants are made by the Corporation. At December 31, 2001 and 2000, obligations of $75.3 million and $64.3 million, respectively, were included in accrued expenses and other liabilities for these plans. For the years ended December 31, 2001, 2000, and 1999, expense related to these plans was $15.0 million, $16.1 million, and $12.3 million, respectively.



NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. Prior to 2001, the Corporation provided up to a 5% matching contribution and a discretionary profit-sharing component. Beginning in 2001, the Corporation provided up to a 6.9% matching contribution. For the years ended 2001, 2000, and 1999, the expense related to the plan was $53.2 million, $35.5 million, and $44.4 million, respectively.

22. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. It also executes derivative instruments with its commercial banking customers to facilitate their risk management strategies. Derivative instruments represent contracts between parties that usually require no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.

The Corporation's primary market risk is interest rate risk. Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. These instruments primarily include interest rate swaps, interest rate futures, forward agreements, and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environment.

As discussed in Note 2, on January 1, 2001, the Corporation adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be reported in the financial statements. In order to reduce the earnings volatility that would result from having to recognize in earnings the fair value of certain derivative instruments used to hedge risks associated with financial instruments not carried at fair value, SFAS 133 provides special hedge accounting provisions. These provisions permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative. Note 1 provides further detail on how derivative instruments are accounted for in the financial statements. The Corporation usually designates derivative instruments used to manage interest rate risk into SFAS 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management are not designated in a SFAS 133 hedge relationship. Such will be the case if the derivative instrument is being used to offset risk related to an asset or liability that is accounted for at fair value in the financial statements, if the derivative instrument has been moved out of a SFAS 133 relationship because the hedge was deemed not effective, or if operational or cost constraints make it prohibitive to apply hedge accounting.

As with any financial instrument, derivative instruments have inherent risks. Market risk is the adverse effect a change in interest rates, currency, or implied volatility has on the value of a financial instrument. National City manages market risk associated with derivative instruments by establishing and monitoring limits as to the degree of risk that may be undertaken. The risk is periodically measured as part of the Corporation's overall market risk monitoring process, which includes the use of earnings simulation, net present value estimation, and value-at-risk methodologies.

Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate




NATIONAL CITY
2001 ANNUAL REPORT

NATIONAL CITY
2001 ANNUAL REPORT

56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. On December 31, 2001, these collateral agreements covered 99.7% of the notional amount of the total dealer derivative portfolio, excluding futures and forward commitments to sell or purchase mortgage-backed securities, and the Corporation held cash, U.S. government and U.S. government-sponsored agency securities with a fair value of $104.2 million to collateralize net gains with counterparties. The Corporation had also pledged and delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $129.2 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open commitments to sell or purchase mortgage-backed securities due to the fact that these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements since the contracts are cash settled with counterparties daily.

The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.

FAIR VALUE HEDGES: During 2001, the Corporation used pay-fixed interest rate swaps, interest rate futures, interest rate caps and floors, and interest rate forwards to hedge the fair values of mortgage servicing assets, certain fixed-rate residential and commercial loans, and U.S. Treasury securities for changes in interest rates.

The Corporation also used receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged included purchased deposits, long-term FHLB advances, corporate and subordinated long-term debt, and senior bank notes.

The table on page 58 provides further information regarding the derivative instruments designated in fair value hedge relationships at December 31, 2001.

In 2001, the Corporation recognized net ineffective fair value hedge gains of $98.7 million. Ineffective hedge gains and losses are included in noninterest income under the caption "ineffective hedge and other derivative gains, net" on the income statement. No gains or losses were recognized during 2001 related to components of derivative instruments which were excluded from the assessment of hedge ineffectiveness.

CASH FLOW HEDGES: During 2001, the Corporation hedged cash flow variability related to variable-rate funding products, specifically FHLB advances and senior bank notes, through the use of pay-fixed interest rate swaps and interest rate caps. The Corporation also held pay-fixed interest rate swaps to hedge forecasted cash flows associated with debt instruments expected to be issued subsequent to 2001.

Pay-fixed interest rate swaps and interest rate futures were entered into to hedge the cash flows expected from the forecasted sale through securitization in 2002 of certain fixed-rate automobile loans classified as held for securitization Corporation's balance sheet as of December 31, 2001.

During 2001, the Corporation recognized net ineffective cash flow hedge losses of $.2 million. These losses are also included in the caption "ineffective hedge and other derivative gains, net" on the income statement. No gains or losses were recognized during 2001 related to components of derivative instruments which were excluded from the assessment of hedge ineffectiveness.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2001, accumulated other comprehensive income included a deferred after-tax net loss of $33.4 million, consisting of a $34.6 million loss on derivatives used to hedge funding cash flows, partially offset by a $1.2 million gain on derivatives used to hedge the forecasted securitization of automobile loans. See Note 15 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in other comprehensive income as of December 31, 2001 related to the derivatives used to hedge funding cash flows is projected to be reclassified into earnings in conjunction with the recognition of interest payments

--------------------------------------------------------------------------------

through February 2005, with $66.9 million of net loss expected to be reclassified within the next year. The $1.2 million after-tax gain on the derivatives used to hedge the forecasted sale of the automobile loans will be recognized in 2002 when those loans are sold through securitization. During 2001, pretax losses of $77.7 million were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. There were no gains or losses reclassified into earnings in 2001 because it became probable that the original forecasted transaction would not occur.

OTHER DERIVATIVE ACTIVITIES: The Corporation's derivative portfolio also includes derivative instruments not included in SFAS 133 hedge relationships. Those derivatives include purchased derivatives, primarily swaps, futures and forwards, used for interest rate, foreign currency, and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133 and derivatives executed with customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. The Corporation generally does not enter into derivative transactions for purely speculative purposes. At December 31, 2001, derivatives not used in SFAS 133 relationships (non-SFAS 133 derivatives) had a net fair value of $84.1 million. At December 31, 2000, derivatives not used in hedging relationships had a net fair value of $33.6 million. Net gains generated from non-SFAS 133 derivative instruments in 2001 totaled $264.0 million and are included in the line "ineffective hedge and other derivative gains, net" on the income statement. Certain derivative instruments used to protect the estimated fair value of mortgage servicing assets were not designated into SFAS 133 hedge relationships in 2001 and generated net gains of $201.5 million, which represented the majority of the gains generated from non-SFAS 133 derivative instruments in 2001. The gains served to offset impairment losses on the mortgage servicing assets. See Note 7 for further discussion of these activities. During 2000, derivative instruments not used in hedging relationships generated net gains of $18.2 million.

All derivative contracts are valued using either cash flow projection models acquired from third parties or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31 of the respective year presented.


NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

Summary information regarding interest rate derivatives used for interest rate risk management purposes and designated as accounting hedges under SFAS 133 at December 31, 2001 follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                      DERIVATIVE            NET                     WEIGHTED-AVERAGE
                                                  ------------------    INEFFECTIVE     -----------------------------------------
                                       NOTIONAL                          HEDGE GAIN     RECEIVE      PAY       STRIKE      LIFE
        (DOLLARS IN MILLIONS)           AMOUNT    ASSET    LIABILITY     (LOSS)(A)      RATE(B)    RATE(B)    RATE(B)    (YEARS)
---------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps  $   268    $   .1    $  4.8                          5.18%      4.74%        --%       5.1
    Pay-fixed interest rate swaps        3,767       5.2     131.6                          2.24       5.67         --        3.5
    Eurodollar interest rate caps
      purchased                              3        --        --                            --         --       9.00       10.2
    Eurodollar interest rate caps
      sold                                 690        --       8.5                            --         --       6.74        3.3
    Eurodollar interest rate floors
      sold                                  60        --       3.1                            --         --       5.25        4.4
    Eurodollar interest rate futures
      sold                               3,390        --        --                            --         --         --         --
    Eurodollar interest rate futures
      purchased                          3,329        --        --                            --         --         --         --
---------------------------------------------------------------------------------------------------------------------------------
Total                                   11,507       5.3     148.0         $ (4.6)
---------------------------------------------------------------------------------------------------------------------------------
  Mortgage loans held for sale
    Forward commitments to sell
      mortgage loans and                                                                                                    .3 or
      mortgage-backed securities        18,571     210.5        --                            --         --         --       less
    Receive-fixed interest rate swaps    1,960        --      52.3                          4.98       1.99         --        7.0
    Pay-fixed interest rate swaps          250        --       1.6                          4.85       2.06         --        5.4
    Constant maturity swap interest
      rate caps purchased                2,500      61.8        --                            --         --       5.82        2.9
---------------------------------------------------------------------------------------------------------------------------------
Total                                   23,281     272.3      53.9          (22.6)
---------------------------------------------------------------------------------------------------------------------------------
  Available-for-sale securities
    Pay-fixed interest rate swaps          500        --       8.4           (1.1)          1.93       4.26         --        1.6
  Mortgage servicing assets
    Forward commitments to purchase                                                                                         .3 or
      mortgage-backed securities         2,815        .9      12.3                            --         --         --       less
    Receive-fixed interest rate swaps    3,353      89.5       7.0                          5.94       2.07         --        7.5
    Pay-fixed interest rate swaps          750       8.7        .2                          2.83       5.69         --        7.1
    Principal-only interest rate
      swaps                                605       7.2      34.6                            --       2.11         --        1.8
    Forward volatility agreements          750        --       3.7                            --         --         --         .1
    U.S. Treasury interest rate caps
      purchased                          2,605        .5        --                            --         --       6.66         .6
    Constant maturity swap interest
      rate caps purchased                9,100      78.2        --                            --         --       6.80        2.3
    U.S. Treasury interest rate
      floors purchased                     125        .3        --                            --         --       4.80        1.0
    U.S. Treasury futures purchased        135        --        --                            --         --         --         --
---------------------------------------------------------------------------------------------------------------------------------
Total                                   20,238     185.3      57.8          126.9
---------------------------------------------------------------------------------------------------------------------------------
  Funding
    Receive-fixed interest rate swaps    4,530      93.2      22.5             .1           6.07       2.09         --       11.0
---------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN FAIR VALUE
  HEDGES                                60,056     556.1     290.6           98.7
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES
  Automobile loans held for sale
    Pay-fixed interest rate swaps          280       2.8        --                          1.79       3.94         --        2.7
    Eurodollar interest rate futures
      sold                               1,290        --        --                            --         --         --         --
---------------------------------------------------------------------------------------------------------------------------------
Total                                    1,570       2.8        --             .1
---------------------------------------------------------------------------------------------------------------------------------
  Funding
    Pay-fixed interest rate swaps        7,500      19.6      71.2                          2.27       4.49         --        1.7
    Eurodollar interest rate caps
      purchased                          5,000      36.0        --                            --         --       4.70        2.0
---------------------------------------------------------------------------------------------------------------------------------
Total                                   12,500      55.6      71.2             .1
---------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN CASH FLOW
  HEDGES                                14,070      58.4      71.2             .2
---------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED FOR INTEREST
  RATE RISK MANAGEMENT AND DESIGNATED
  IN SFAS 133 RELATIONSHIPS            $74,126    $614.5    $361.8         $ 98.9
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

(a) Represents net ineffective hedge gain (loss) on hedging strategy in 2001
(b) The weighted-average rates are those in effect in the specified contracts at December 31, 2001


NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

Summary information regarding interest rate derivatives used for interest rate risk management purposes at December 31, 2000 follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                          UNREALIZED                 WEIGHTED-AVERAGE
                                                                        ---------------   ---------------------------------------
                                                             NOTIONAL                     RECEIVE      PAY      STRIKE     LIFE
                   (DOLLARS IN MILLIONS)                     AMOUNT     GAINS    LOSSES   RATE(A)    RATE(A)    RATE(A)   (YEARS)
---------------------------------------------------------------------------------------------------------------------------------
Loans
  Receive-fixed interest rate swaps                          $   130    $  2.3   $  3.0    6.07%      5.81%         --%     5.7
  Pay-fixed interest rate swaps                                2,811      16.7     43.6     6.65       6.05         --      4.1
  Eurodollar interest rate caps purchased                          4        --       .1       --         --       9.00     11.2
  Eurodollar interest rate caps sold                             390       9.3      3.7       --         --       7.12      4.4
  Eurodollar interest rate floors sold                            10        .4       .6       --         --       6.52      5.9
  Prime interest rate caps sold                                   50       1.3       .4       --         --      10.00      4.1
  Interest rate futures purchased                                627        .4       --       --         --         --       --
  Interest rate futures sold                                   2,738        --      1.9       --         --         --       --
---------------------------------------------------------------------------------------------------------------------------------
Total                                                          6,760      30.4     53.3
---------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing assets
  Receive-fixed interest rate swaps                            3,153      71.4     18.2     6.31       6.68         --      6.7
  Principal-only interest rate swaps                             483      71.2     26.1       --       6.85         --      1.4
  U.S. Treasury interest rate caps purchased                   3,175        .2      6.7       --         --       6.71      1.8
  U.S. Treasury interest rate floors purchased                   270       1.2       --       --         --       5.39      1.0
  Eurodollar interest rate floors purchased                    1,190       5.8       --       --         --       5.50      2.6
---------------------------------------------------------------------------------------------------------------------------------
Total                                                          8,271     149.8     51.0
---------------------------------------------------------------------------------------------------------------------------------
Funding
  Receive-fixed interest rate swaps                            6,104      46.3     29.7     6.52       6.68         --      4.9
  Pay-fixed interest rate swaps                                3.775        --     38.8     6.74       6.66         --      1.5
---------------------------------------------------------------------------------------------------------------------------------
Total                                                          9,879      46.3     68.5
---------------------------------------------------------------------------------------------------------------------------------
Total derivative instruments used for interest rate risk
  management                                                 $24,910    $226.5   $172.8
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

(a) The weighted-average rates are those in effect in the specified contracts at December 31, 2000

23. LINE OF BUSINESS RESULTS

National City operates six major lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage, and National Processing.

Retail sales and distribution includes deposit gathering, direct consumer lending, and small business banking services. Wholesale banking includes credit and related financial services to large- and medium-sized corporations along with syndicated lending, venture capital, structured finance, and investment banking. Consumer finance is comprised of credit card lending, education finance, dealer finance, national home equity lending, and nonconforming residential lending and servicing. Asset management includes the institutional trust, retail brokerage, and personal wealth management businesses. National City Mortgage represents conforming mortgage banking activities conducted through the Corporation's wholly-owned subsidiary, National City Mortgage Co. National Processing consists of merchant card processing and payment services conducted through National Processing, Inc., National City's 86%-owned subsidiary.

The business units are identified by the product or services offered and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been reclassified to conform with the current year's presentation.

The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations.

Parent and other is primarily comprised of the results of investment funding activities, intersegment revenue (expense) eliminations, and unallocated corporate income and expense. Operating results of the business units are discussed in the Line of Business Results section of Financial Review. Selected financial information by line of business is included in the table on the next page.



NATIONAL CITY
2001 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
                                                                                  National
                            Retail Sales     Wholesale    Consumer     Asset        City
     (In Thousands)       and Distribution    Banking     Finance    Management   Mortgage
------------------------------------------------------------------------------------------
2001
Net interest income
 (expense)(a)                $1,482,660      $1,055,911   $798,496    $109,572    $257,013
Provision (benefit) for
 loan losses                     64,011        218,027    367,079        5,229         --
                             ----------      ----------   --------    --------    --------
Net interest income
 (expense) after
 provision (benefit)          1,418,649        837,884    431,417      104,343    257,013
Noninterest income              591,552        303,481    150,121      417,490    415,294
Noninterest expense           1,175,565        487,269    449,395      339,665    386,976
                             ----------      ----------   --------    --------    --------
Income before taxes             834,636        654,096    132,143      182,168    285,331
Income tax expense
 (benefit)(a)                   319,500        246,109     49,858       69,493    105,954
------------------------------------------------------------------------------------------
Net income                   $  515,136      $ 407,987    $82,285     $112,675    $179,377
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Intersegment revenue
 (expense)                   $   44,328      $      --    $    --     $ 39,366    $10,487
Average assets (in
 millions)                       16,232         31,730     21,076        2,773      8,702
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

2000
Net interest income
 (expense)(a)                $1,476,096      $ 949,106    $640,407    $100,948    $39,687
Provision (benefit) for
 loan losses                     43,707         69,335    179,933        9,634         --
                             ----------      ----------   --------    --------    --------
Net interest income
 (expense) after
 provision (benefit)          1,432,389        879,771    460,474       91,314     39,687
Noninterest income              546,157        298,524    221,871      439,941    402,905
Noninterest expense           1,149,636        437,038    438,664      323,521    343,317
                             ----------      ----------   --------    --------    --------
Income (loss) before
 taxes                          828,910        741,257    243,681      207,734     99,275
Income tax expense
 (benefit)(a)                   317,891        278,270     91,783       78,904     37,878
------------------------------------------------------------------------------------------
Net income (loss)            $  511,019      $ 462,987    $151,898    $128,830    $61,397
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Intersegment revenue
 (expense)                   $   14,316      $      --    $    --     $ 28,599    $10,333
Average assets (in
 millions)                       16,060         28,655     18,311        2,505      3,559
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

1999
Net interest income
 (expense)(a)                $1,484,568      $ 874,441    $592,823    $ 91,340    $58,654
Provision (benefit) for
 loan losses                     39,244         55,187    179,903        2,532         --
                             ----------      ----------   --------    --------    --------
Net interest income
 (expense) after
 provision (benefit)          1,445,324        819,254    412,920       88,808     58,654
Noninterest income              550,923        261,752    145,528      438,302    314,698
Noninterest expense           1,169,714        414,569    317,308      317,676    246,958
                             ----------      ----------   --------    --------    --------
Income (loss) before
 taxes                          826,533        666,437    241,140      209,434    126,394
Income tax expense
 (benefit)(a)                   312,943        247,135     89,640       79,038     48,658
------------------------------------------------------------------------------------------
Net income (loss)            $  513,590      $ 419,302    $151,500    $130,396    $77,736
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Intersegment revenue
 (expense)                   $   37,670      $      --    $    --     $ 32,219    $10,405
Average assets (in
 millions)                       17,260         26,076     15,794        2,313      3,087
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

------------------------  -------------------------------------

                           National     Parent     Consolidated
     (In Thousands)       Processing   and Other      Total
------------------------  -------------------------------------
2001
Net interest income
 (expense)(a)              $  7,252    $(238,709)   $3,472,195
Provision (benefit) for
 loan losses                     --     (49,051)       605,295
                           --------    ---------    ----------
Net interest income
 (expense) after
 provision (benefit)          7,252    (189,658)     2,866,900
Noninterest income          465,366     334,519      2,677,823
Noninterest expense         384,183     121,823      3,344,876
                           --------    ---------    ----------
Income before taxes          88,435      23,038      2,199,847
Income tax expense
 (benefit)(a)                35,775     (14,950)       811,739
----------------------------------------------------------------------------
Net income                 $ 52,660    $ 37,988     $1,388,108
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Intersegment revenue
 (expense)                 $     --    $(94,181)    $       --
Average assets (in
 millions)                      415      12,182         93,110
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
2000
Net interest income
 (expense)(a)              $  9,187    $(223,340)   $2,992,091
Provision (benefit) for
 loan losses                     --     (15,814)       286,795
                           --------    ---------    ----------
Net interest income
 (expense) after
 provision (benefit)          9,187    (207,526)     2,705,296
Noninterest income          419,446     155,390      2,484,234
Noninterest expense         358,180     133,553      3,183,909
                           --------    ---------    ----------
Income (loss) before
 taxes                       70,453    (185,689)     2,005,621
Income tax expense
 (benefit)(a)                27,066    (128,548)       703,244
------------------------------------------------------------------------------------------
Net income (loss)          $ 43,387    $(57,141)    $1,302,377
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Intersegment revenue
 (expense)                 $ 11,631    $(64,879)    $       --
Average assets (in
 millions)                      385      16,075         85,550
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
1999
Net interest income
 (expense)(a)              $  5,024    $(69,893)    $3,036,957
Provision (benefit) for
 loan losses                     --     (27,192)       249,674
                           --------    ---------    ----------
Net interest income
 (expense) after
 provision (benefit)          5,024     (42,701)     2,787,283
Noninterest income          354,849     314,717      2,380,769
Noninterest expense         379,613     136,666      2,982,504
                           --------    ---------    ----------
Income (loss) before
 taxes                      (19,740)    135,350      2,185,548
Income tax expense
 (benefit)(a)                17,678     (15,029)       780,063
------------------------------------------------------------------------------------------
Net income (loss)          $(37,418)   $150,379     $1,405,485
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Intersegment revenue
 (expense)                 $ 12,608    $(92,902)    $       --
Average assets (in
 millions)                      400      19,361         84,291
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

(a) Includes tax-equivalent adjustment for tax-exempt interest income



NATIONAL CITY
2001 ANNUAL REPORT

FORM 10-K
--------------------------------------------------------------------------------

The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient, and comprehensive information on 2001 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the transition period from  _____ to  _____

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

Registrant's telephone number, including area code: 216-222-2000

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

                            New York Stock Exchange
--------------------------------------------------------------------------------
                  (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by nonaffiliates of the Registrant as of December 31, 2001 - $17,630,529,932

The number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2001:

Common Stock, $4.00 Per Share - 607,354,729

Documents Incorporated By Reference:

Portions of the Registrant's Proxy Statement (to be dated approximately March 7,
2002) are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, of Part III.



NATIONAL CITY
2001 ANNUAL REPORT

FORM 10-K CONTINUED
--------------------------------------------------------------------------------

FORM 10-K CROSS REFERENCE INDEX

                                                      Pages
--------------------------------------------------------------
PART I
  Item  1 -    Business
    Description of Business                                 62
    Average Balance Sheets/Interest/Rates                12-13
    Volume and Rate Variance Analysis                       14
    Securities                                          20, 42
    Loans                                                   19
    Risk Elements of Loan Portfolio                  19, 21-23
    Interest-bearing Liabilities                         12-13,
                                                         20-21,
                                                         45-46
    Line of Business Results                             17-18,
                                                         59-60
    Financial Ratios                                         9
  Item  2 -    Properties                                   63
  Item  3 -    Legal Proceedings                            63
  Item  4 -    Submission of Matters to a Vote of
                 Security Holders - None
--------------------------------------------------------------
PART II
  Item  5 -    Market for the Registrant's Common       24, 27
                 Equity and Related Stockholder         inside
                 Matters                                  back
                                                         cover
  Item  6 -    Selected Financial Data                       9
  Item  7 -    Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations               10-26
  Item  7A -   Quantitative and Qualitative
               Disclosures About Market Risk             25-26
  Item  8 -    Financial Statements and
                 Supplementary Data                      27-60
  Item  9 -    Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure - None
--------------------------------------------------------------
PART III
  Item 10 -    Directors and Executive Officers
                 of the Registrant - Note (1)
               Executive Officers                        63-64
               Compliance with Section 16(a) of
                 the Securities Exchange Act -
                 Note (1)
  Item 11 -    Executive Compensation - Note (1)
  Item 12 -    Security Ownership of Certain
                 Beneficial Owners and Management
                 - Note (1)
  Item 13 -    Certain Relationships and Related Transactions
                 - Note (1)
--------------------------------------------------------------
PART IV
  Item 14 -    Exhibits, Financial Statement
                 Schedules and Reports on Form
                 8-K
               Report of Ernst & Young LLP,
                 Independent Auditors                       28
               Consolidated Financial Statements         29-60
  Signatures                                                64
--------------------------------------------------------------

Reports on Form 8-K filed in the fourth quarter of 2001:

October 18, 2001 - National City issued a news release announcing its financial results for the third quarter and nine months ended September 30, 2001.

December 7, 2001 - Under Item 9 - Regulation FD Disclosure, National City reaffirmed its earnings per share guidance for 2001.

Exhibits - The index of exhibits has been filed as separate pages of the 2001 Form 10-K and is available to stockholders on request from the Secretary of the Corporation at the principal executive offices. Copies of exhibits may be obtained at a cost of 30 cents per page.

Financial Statement Schedules - Omitted due to inapplicability or because required information is shown in the Financial Statements or the Notes thereto.
----------------------------------------------------------

Note (1) - Incorporated by reference from the Corporation's Proxy Statement to be dated approximately March 7, 2002.

----------------------------------------------------------

BUSINESS

National City Corporation (National City or the Corporation) is a $106 billion financial holding company headquartered in Cleveland, Ohio. The company provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and item processing. Operations are primarily conducted through more than 1,100 branch banking offices in Ohio, Pennsylvania, Indiana, Kentucky, Illinois, and Michigan and over 240 retail mortgage offices located throughout the United States. National City and its subsidiaries had 32,360 full-time equivalent employees at December 31, 2001.

COMPETITION

The financial services business is highly competitive. The banking subsidiaries of National City compete actively with national and state banks, thrift institutions, securities dealers, mortgage bankers, finance companies, insurance companies, and other financial service entities.

SUPERVISION AND REGULATION

National City is a financial holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the BHC Act). The BHC Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that had not opted out by January 1, 1997.

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

NATIONAL CITY
2001 ANNUAL REPORT

--------------------------------------------------------------------------------

The enactment of the Graham-Leach-Bliley Act of 1999 (the GLB Act) represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act requires "satisfactory" or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. National City and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

A substantial portion of the Corporation's cash revenue is derived from dividends paid by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 14 to the Corporation's Consolidated Financial Statements.

The subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency (the
OCC) or the respective state banking departments, and are subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (FDIC).

National City's subsidiary banks are also subject to certain laws of each state in which such bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks located in other states. Ohio, Kentucky, Illinois, Indiana, Michigan, and Pennsylvania have all adopted nationwide reciprocal interstate banking.

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

LEGAL PROCEEDINGS

The information contained in Note 18 to the Consolidated Financial Statements of this Annual Report is incorporated herein by reference.

EXECUTIVE OFFICERS

The Executive Officers of National City (as of January 23, 2002) are as follows:

          Name            Age             Position
-------------------------------------------------------------
David A. Daberko          56    Chairman and Chief Executive
                                  Officer
William E. MacDonald III  55    Vice Chairman
Robert G. Siefers         56    Vice Chairman
James R. Bell III         45    Executive Vice President
Paul G. Clark             48    Executive Vice President
Gary A. Glaser            57    Executive Vice President
Thomas W. Golonski        59    Executive Vice President
Jon L. Gorney             51    Executive Vice President
Jeffrey D. Kelly          48    Executive Vice President and
                                  Chief Financial Officer
Timothy J. Lathe          46    Executive Vice President
Herbert R. Martens, Jr.   49    Executive Vice President
Robert J. Ondercik        55    Executive Vice President
A. Joseph Parker          47    Executive Vice President
Ted M. Parker             41    Executive Vice President
J. Armando Ramirez        46    Executive Vice President
Peter E. Raskind          45    Executive Vice President
Philip L. Rice            43    Executive Vice President
Shelley J. Seifert        47    Executive Vice President
Stephen A. Stitle         56    Executive Vice President
David L. Zoeller          52    Executive Vice President,
                                  General Counsel, and
                                  Secretary
James P. Gulick           43    Senior Vice President and
                                  General Auditor
Thomas A. Richlovsky      50    Senior Vice President and
                                  Treasurer
-------------------------------------------------------------

The term of office for executive officers is one year.

There is no family relationship between any of the executive officers.

Except as noted below and on the next page, each of the officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

Mr. Ted M. Parker was appointed an executive vice president and president and chief executive officer of National City Bank of Kentucky in 2001. Prior to that time he was senior vice president of Corporate Banking of National City Bank.


NATIONAL CITY
2001 ANNUAL REPORT

FORM 10-K CONTINUED
--------------------------------------------------------------------------------

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

Mr. A. Joseph Parker was appointed an executive vice president in 1998. Prior to that time he was the Retail Business Line Manager of the Corporation.

Mr. Clark was appointed an executive vice president in 1998. Prior to that time, he was president and chief executive officer of National City Bank of Michigan/ Illinois. Prior to 1998, he was executive vice president of National City Bank of Pennsylvania.

Mr. Martens was appointed an executive vice president in 1997. He has been chairman of NatCity Investments, Inc. since 1995.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 23, 2002.

National City Corporation

/s/ David A. Daberko
---------------------------------------

David A. Daberko

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on January 23, 2002.

/s/ David A. Daberko
---------------------------------------

David A. Daberko

Chairman and Chief Executive Officer

/s/ William E. MacDonald III
---------------------------------------

William E. MacDonald III

Vice Chairman

/s/ Robert G. Siefers
---------------------------------------

Robert G. Siefers

Vice Chairman

/s/ Jeffrey D. Kelly
---------------------------------------

Jeffrey D. Kelly

Executive Vice President and Chief Financial Officer

/s/ Thomas A. Richlovsky
---------------------------------------

Thomas A. Richlovsky

Senior Vice President and Treasurer

The Directors of National City Corporation (listed on page 8, except Duane E. Collins and Sandra Austin Crayton) executed a power of attorney appointing David
L. Zoeller, Carlton E. Langer, and Thomas A. Richlovsky their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ David L. Zoeller
---------------------------------------

By David L. Zoeller

Attorney-in-fact


NATIONAL CITY
2001 ANNUAL REPORT

CORPORATE INFORMATION
--------------------------------------------------------------------------------

CORPORATE HEADQUARTERS
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484
(216) 222-2000
www.NationalCity.com


TRANSFER AGENT AND REGISTRAR
National City Bank
Corporate Trust Operations
Department 5352
P.O. Box 92301
Cleveland, Ohio 44193-0900
E-mail: shareholder.inquiries@nationalcity.com

Stockholders of record may access their accounts via the Internet to review account holdings and transaction history through National City's Stock Access at www.ncstockaccess.com. Stockholders can also download frequently used forms from this Web site. For log-in assistance or other inquiries, call 1-800-622-6757.

INVESTOR INFORMATION
Derek Green, Vice President
Investor Relations
Department 2101
P.O. Box 5756
Cleveland, Ohio 44101-0756
1-800-622-4204

COMMON STOCK LISTING

National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NtlCity.

National City's 86%-owned item processing subsidiary, National Processing, Inc., is traded on the New York Stock Exchange under the symbol NAP. The stock is abbreviated in financial publications as NtlProc.

ANNUAL MEETING

The Annual Meeting of Stockholders will be on Monday, April 22, 2002 at 10:00 a.m. Eastern Time

National City Corporation
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

National City Corporation offers stockholders a convenient way to increase their investment through the National City Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the Plan). Under the Plan, investors can elect to acquire National City shares in the open market by reinvesting dividends and through optional cash payments. National City absorbs the fees and brokerage commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, call 1-800-622-6757.

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

COMMON STOCK INFORMATION

------------------------------------------------------------------
                     FIRST    SECOND     THIRD    FOURTH     FULL
                    QUARTER   QUARTER   QUARTER   QUARTER    YEAR
------------------------------------------------------------------


2001
  DIVIDENDS PAID    $ .285    $ .285    $ .295    $ .295    $ 1.16
  HIGH               30.31     30.86     32.70     30.30     32.70
  LOW                23.69     25.56     26.00     26.15     23.69
  CLOSE              26.75     30.78     29.95     29.24     29.24
------------------------------------------------------------------
2000
  DIVIDENDS PAID    $ .285    $ .285    $ .285    $ .285    $ 1.14
  HIGH               23.56     22.75     23.13     29.75     29.75
  LOW                17.19     16.00     17.19     18.50     16.00
  CLOSE              20.63     17.06     22.00     28.75     28.75

                                                                   -------------
                                                                     PRSRT STD
[NationalCity Logo]                                                 U S POSTAGE
1900 East Ninth Street                                                 PAID
Cleveland, OH 44114                                                National City
                                                                    Corporation
                                                                   -------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Restated Certificate of Incorporation of National City
          Corporation, as amended (filed as Exhibit 3.1 to National
          City Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
          reference).
  3.2     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000 and incorporated herein by reference).
  3.3     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (As Amended through October 24, 1994)
          (filed as Exhibit 3.2 to Registrant's Form S-4 Registration
          Statement No. 33-56539 dated November 18, 1994 and
          incorporated herein by reference).
  4.1     The Registrant agrees to furnish upon request to the
          Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of the Registrant.
  4.2     Credit Agreement dated as of April 12, 2001 by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001 and incorporated herein by
          reference).
  4.3     Certificate of Stock Designation dated as of February 2,
          1998 designating National City Corporation's 6% Cumulative
          Convertible Preferred Stock, Series 1, without par value,
          and fixing the powers, preferences, rights, qualifications, limitations and restrictions thereof (filed as Appendix D to
          Registrant's Form S-4 Registration Statement No. 333-45609
          dated February 19, 1998 and incorporated herein by
          reference) in addition to those set forth in National City
          Corporation's Restated Certificate of Incorporation, as
          amended (filed as Exhibit 3.2 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.1     Amendment No. 7 to the National City Savings and Investment
          Plan, As Amended and Restated Effective July 1, 1992 (filed as Exhibit 10.1 to National City's Annual Report on Form
          10-K for the fiscal year ended December 31, 2000 and
          incorporated herein by reference).
 10.2     Amendment No. 6 to the National City Savings and Investment
          Plan No. 2, As Amended and Restated Effective January 1,
          1992 (filed as Exhibit 10.2 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
 10.3     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.7 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989 and incorporated herein by reference).
 10.4     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.5     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 4 to Registrant's Form S-8
          Registration Statement No. 33-58815 dated April 25, 1995 and incorporated herein by reference).
 10.6     National City Corporation Plan for Deferred Payment of
          Directors' Fees, As Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.7     National City Corporation Supplemental Executive Retirement
          Plan, As Amended and Restated Effective August 1, 2001
          (filed as Exhibit 10.7).
 10.8     National City Corporation Executive Savings Plan, As Amended
          and Restated Effective January 1, 2002 (filed as Exhibit
          10.8).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.9     National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.10    Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan As
          Amended (filed as Exhibit 10.10 to National City's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1992, and incorporated herein by reference).
 10.11    Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.26 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.12    Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.27 to Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1994 and incorporated herein by reference).
 10.13    Form of contracts with David A. Daberko, William E.
          MacDonald III, Jon L. Gorney, Robert G. Siefers, Robert J.
          Ondercik, Jeffrey D. Kelly, David L. Zoeller, Thomas A.
          Richlovsky, James P. Gulick, Gary A. Glaser, Herbert R.
          Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James
          R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J.
          Lathe, J. Armando Ramirez, Paul G. Clark, A. Joseph Parker,
          Shelley J. Seifert, and Ted M. Parker (filed as Exhibit
          10.29 to Registrant's Form S-4 Registration Statement No.
          333-46571 dated February 19, 1998 and incorporated herein by reference).
 10.14    Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and certain key employees
          (filed as Exhibit 10.28 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.15    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 (on Form S-8) to Form S-4 Registration
          Statement No. 333-46571), Amended and Restated First of
          America Bank Corporation Stock Compensation Plan (filed as
          Exhibit 4.5 to Registrant's Post-Effective Amendment No. 2
          (on Form S-8) to Form S-4 Registration Statement No.
          333-46571) and First of America Bank Corporation Directors
          Stock Compensation Plan (filed as Exhibit 4.6 to
          Registrant's Post-Effective Amendment No. 2 (on Form S-8) to
          Form S-4 Registration Statement No. 333-46571) and each
          incorporated herein by reference).
 10.16    Fort Wayne National Corporation 1985 Stock Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 (on Form S-8) to Form S -4 Registration
          Statement No. 333-45609), Fort Wayne National Corporation
          1994 Stock Incentive Plan (filed as Exhibit 4.5 to
          Registrant's Post-Effective Amendment No. 1 (on Form S-8) to
          Form S-4 Registration Statement No. 333-45609) and Fort
          Wayne National Corporation 1994 Nonemployee Director Stock
          Incentive Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 1 (on Form S-8) to Form S-4
          Registration Statement No. 333-45609) and each incorporated herein by reference.
 10.17    National City Corporation 1997 Stock Option Plan as Amended
          and Restated effective October 22, 2001 (filed as Exhibit
          10.17).
 10.18    National City Corporation 1997 Restricted Stock Plan as
          Amended and Restated effective October 31, 2001 (filed as
          Exhibit 10.18).
 10.19    National City Corporation Long-Term Supplemental Incentive
          Compensation Plan for Executive Officers (filed as Exhibit
          10.40 to National City Corporation's Annual Report on Form
          10-K for the fiscal year ended December 31, 1999 and
          incorporated herein by reference).
 10.20    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.21    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.22    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8
          Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).
 10.23    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference).
 10.24    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated Effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.25    National City Corporation Supplemental Cash Balance Pension
          Plan as Amended and Restated effective November 1, 2001
          (filed as Exhibit 10.25).
 10.26    The National City Corporation Deferred Compensation Plan,
          Effective January 1, 2001 (filed as Exhibit 10.36 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000 and incorporated
          herein by reference).
 10.27    The National City Corporation 2001 Stock Option Plan as
          Amended and Restated effective October 22, 2001 (filed as
          Exhibit 10.27).
 10.28    National City Savings and Investment Plan No. 3 (filed as
          Exhibit 4.3 to Registrant's Form S-8 Registration Statement
          No. 333-61712 dated as of May 25, 2001 and incorporated
          herein by reference).
 10.29    Amendment No. 10 to the National City Savings and Investment
          Plan, as Amended and Restated Effective July 1, 1992 (filed as Exhibit 4.3 to Registrant's Post-Effective Amendment No.
          1 (on Form S-8) Registration Statement No. 333-61712 and
          incorporated herein by reference).
 10.30    Amendment No. 8 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated Effective July 1, 1992
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 (on Form S-8) Registration Statement No.
          333-61712 and incorporated herein by reference).
 10.31    Amendment No. 1 to the National City Savings and Investment
          Plan No. 3 (filed as exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 (on Form S-8) Registration
          Statement No. 333-61712 and incorporated herein by
          reference).
 12.1     Computation of Ratio of Earnings to Fixed Charges (filed as
          Exhibit 12.1).
 21.1     Subsidiaries of the Registrant (filed as Exhibit 21.1).
 23.1     Consent of Ernst & Young LLP, Independent Auditors for
          National City Corporation (filed as Exhibit 23.1).
 24.1     Power of Attorney (filed as Exhibit 24.1).