Form 10-Q
period 2002-03-31
NATIONAL CITY CORP
filed 2002-05-15
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                        Common stock -- $4.00 Par Value
                Outstanding as of April 30, 2002 -- 608,920,502

                        [NATIONAL CITY CORPORATION LOGO]

                          QUARTER ENDED MARCH 31, 2002

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Item 1. Financial Statements:
    Consolidated Statements of Income.......................    4
    Consolidated Balance Sheets.............................    5
    Consolidated Statements of Cash Flows...................    6
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................    7
    Notes to Consolidated Financial Statements..............    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations:
    Financial Review........................................   27
    Consolidated Average Balance Sheets.....................   36
    Daily Average Balances/Net Interest Income/Rates........   38
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk
    Market risk disclosures are presented in the Market Risk
     section of the Financial Review.
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
    The information contained in Note 15 to the consolidated
    financial statements on page 21 of this report is
    incorporated herein by reference.
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders
  (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K
    Exhibits: The index of exhibits has been filed as
       separate pages of the March 31, 2002 Financial Report
       and Form 10-Q and is available on request from the
       Secretary of the Corporation at the principal
       executive offices or through the Securities and
       Exchange Commission's Web site at www.sec.gov.
    Reports on Form 8-K:
    January 16, 2002 -- National City Corporation issued a
       press release, confirming that a subsidiary, National
       City Bank, in its capacity as successor trustee for
       certain subordinated Enron debt, has been appointed
       to the Official Committee of Unsecured Creditors of
       Enron Corp., et al.
    January 22, 2002 -- National City Corporation issued a
       news release reporting earnings for the fourth
       quarter and fiscal year ended December 31, 2001.
Signature...................................................   41

FINANCIAL HIGHLIGHTS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   2002           2001
-----------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31
  Tax-equivalent net interest income...................................     $1,005,350      $ 779,228
  Provision for loan losses............................................        188,640         83,372
  Fees and other income................................................        690,861        598,540
  Securities gains, net................................................         53,532         88,130
  Noninterest expense..................................................        874,889        804,997
  Income tax expense and tax-equivalent adjustment.....................        240,083        242,126
                                                                          ------------   ------------
  Net income...........................................................      $ 446,131      $ 335,403
                                                                          ============   ============

  Net income per common share:
    Basic..............................................................          $ .73          $ .56
    Diluted............................................................            .73            .55
  Dividends paid per common share......................................           .295           .285
  Return on average common equity......................................          24.03%         20.52%
  Return on average assets.............................................           1.77           1.55
  Net interest margin..................................................           4.36           3.92
  Efficiency ratio.....................................................          51.58          58.43
  Average equity to average assets.....................................           7.37           7.59
  Net charge-offs to average loans.....................................           1.08            .51
  Average basic shares.................................................    607,815,387    600,888,928
  Average diluted shares...............................................    614,041,768    610,099,764
-----------------------------------------------------------------------------------------------------
AT MARCH 31
  Assets...............................................................   $100,077,684    $90,817,933
  Loans................................................................     68,089,316     66,672,601
  Loans held for sale or securitization................................     12,296,059      5,882,521
  Securities (at fair value)...........................................      9,036,019      9,468,365
  Deposits.............................................................     58,301,392     55,854,079
  Stockholders' equity.................................................      7,672,211      6,753,987
  Book value per common share..........................................         $12.61         $11.19
  Market value per common share........................................          30.76          26.75
  Equity to assets.....................................................           7.67%          7.44%
  Allowance for loan losses as a percentage of period-end loans........           1.47           1.39
  Nonperforming assets to period-end loans and OREO....................           1.05            .67
  Common shares outstanding............................................    608,395,463    600,749,772
  Full-time equivalent employees.......................................         31,968         35,999
-----------------------------------------------------------------------------------------------------
SFAS 142 PRO FORMA INFORMATION(a)
  Goodwill amortization:
    Pretax.............................................................       $     --       $ 16,313
    After-tax..........................................................             --         14,000
  Noninterest expense -- adjusted......................................        874,889        788,684
  Net income -- adjusted...............................................        446,131        349,403
  Diluted net income per common share -- adjusted......................            .73            .57
  Pro forma increase to diluted net income per common share............             --            .02
-----------------------------------------------------------------------------------------------------

(a) On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires goodwill to no longer be ratably amortized into the income statement. This pro forma information is presented for comparative purposes only. See Notes 1 and 7 to the consolidated financial statements for further discussion of the Corporation's adoption of SFAS 142.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended
                                                                      March 31
                                                              -------------------------
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           2002          2001
---------------------------------------------------------------------------------------
INTEREST INCOME
  Loans.....................................................   $1,351,519    $1,506,488
  Securities:
    Taxable.................................................      124,984       122,017
    Exempt from Federal income taxes........................        9,291        10,319
    Dividends...............................................        8,507        11,146
  Federal funds sold and security resale agreements.........          518         1,616
  Other investments.........................................        8,807         8,225
                                                              -----------   -----------
      Total interest income.................................    1,503,626     1,659,811
INTEREST EXPENSE
  Deposits..................................................      301,244       506,058
  Federal funds borrowed and security repurchase
    agreements..............................................       41,929        89,946
  Borrowed funds............................................       13,256        27,267
  Long-term debt and capital securities.....................      149,680       265,248
                                                              -----------   -----------
      Total interest expense................................      506,109       888,519
                                                              -----------   -----------
NET INTEREST INCOME.........................................      997,517       771,292
PROVISION FOR LOAN LOSSES...................................      188,640        83,372
                                                              -----------   -----------
      Net interest income after provision for loan losses...      808,877       687,920
NONINTEREST INCOME
  Mortgage banking revenue..................................      195,217       124,426
  Deposit service charges...................................      118,787       111,806
  Card processing revenue...................................      108,841       106,441
  Trust and investment management fees......................       77,575        81,850
  Card-related fees.........................................       32,136        44,671
  Other.....................................................      158,305       129,346
                                                              -----------   -----------
      Total fees and other income...........................      690,861       598,540
  Securities gains, net.....................................       53,532        88,130
                                                              -----------   -----------
      Total noninterest income..............................      744,393       686,670
NONINTEREST EXPENSE
  Salaries, benefits, and other personnel...................      444,328       410,393
  Equipment.................................................       62,299        60,002
  Net occupancy.............................................       54,824        53,479
  Third-party services......................................       53,585        43,601
  Other.....................................................      259,853       237,522
                                                              -----------   -----------
      Total noninterest expense.............................      874,889       804,997
                                                              -----------   -----------
Income before income tax expense............................      678,381       569,593
Income tax expense..........................................      232,250       234,190
                                                              -----------   -----------
NET INCOME..................................................    $ 446,131     $ 335,403
                                                              ===========   ===========
NET INCOME PER COMMON SHARE
  Basic.....................................................         $.73          $.56
  Diluted...................................................          .73           .55
AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................  607,815,387   600,888,928
  Diluted...................................................  614,041,768   610,099,764

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31     December 31     March 31
                      (In Thousands)                            2002           2001          2001
-----------------------------------------------------------------------------------------------------
ASSETS
  Loans:
    Commercial............................................  $ 25,733,598   $ 26,752,115   $27,397,956
    Real estate - commercial..............................     7,868,692      7,281,268     6,625,035
    Real estate - residential.............................    15,215,099     14,763,546    13,502,846
    Consumer..............................................    11,220,717     11,548,785    12,140,385
    Credit card...........................................     1,731,075      1,867,053     2,092,678
    Home equity...........................................     6,320,135      5,827,879     4,913,701
                                                            ------------   ------------   -----------
      Total loans.........................................    68,089,316     68,040,646    66,672,601
      Allowance for loan losses...........................    (1,000,043)      (997,331)     (929,679)
                                                            ------------   ------------   -----------
           Net loans......................................    67,089,273     67,043,315    65,742,922
  Loans held for sale or securitization:
    Commercial loans held for sale........................            --         50,959            --
    Mortgage loans held for sale..........................    12,296,059     15,553,297     5,882,521
    Automobile loans held for securitization..............            --        824,434            --
    Credit card loans held for securitization.............            --        402,305            --
                                                            ------------   ------------   -----------
      Total loans held for sale or securitization.........    12,296,059     16,830,995     5,882,521
  Securities available for sale, at fair value............     9,036,019      9,858,868     9,468,365
  Federal funds sold and security resale agreements.......        67,994        171,498         4,460
  Other investments.......................................       744,981        432,861       529,766
  Cash and demand balances due from banks.................     2,859,394      4,403,962     3,314,336
  Properties and equipment................................     1,059,445      1,084,106     1,066,295
  Goodwill and other intangible assets....................     1,162,200      1,167,397     1,179,569
  Mortgage servicing assets...............................     1,363,860      1,135,704       863,901
  Accrued income and other assets.........................     4,398,459      3,687,994     2,765,798
                                                            ------------   ------------   -----------
TOTAL ASSETS..............................................  $100,077,684   $105,816,700   $90,817,933
                                                            ============   ============   ===========
LIABILITIES
  Deposits:
    Noninterest bearing deposits..........................  $ 12,600,160   $ 14,823,277   $11,563,466
    NOW and money market accounts.........................    19,786,170     19,501,137    17,703,959
    Savings accounts......................................     2,629,316      2,608,565     2,799,732
    Consumer time deposits................................    15,180,008     14,962,150    15,670,865
    Other deposits........................................     3,837,062      5,332,874     5,971,041
    Foreign deposits......................................     4,268,676      5,901,929     2,145,016
                                                            ------------   ------------   -----------
      Total deposits......................................    58,301,392     63,129,932    55,854,079
  Federal funds borrowed and security repurchase
    agreements............................................    10,586,323      6,593,388     9,410,866
  Borrowed funds..........................................     1,109,360      8,578,742     1,644,320
  Long-term debt..........................................    19,510,454     17,136,232    15,329,472
  Corporation-obligated mandatorily redeemable capital
    securities of subsidiary trusts holding solely
    debentures of the Corporation.........................       180,000        180,000       180,000
  Accrued expenses and other liabilities..................     2,717,944      2,817,183     1,645,209
                                                            ------------   ------------   -----------
TOTAL LIABILITIES.........................................    92,405,473     98,435,477    84,063,946
STOCKHOLDERS' EQUITY
  Preferred stock.........................................           698            698        29,968
  Common stock............................................     2,433,582      2,429,419     2,403,000
  Capital surplus.........................................       930,865        908,780       841,808
  Retained earnings.......................................     4,236,947      3,970,049     3,446,673
  Accumulated other comprehensive income..................        70,119         72,277        32,538
                                                            ------------   ------------   -----------
TOTAL STOCKHOLDERS' EQUITY................................     7,672,211      7,381,223     6,753,987
                                                            ------------   ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $100,077,684   $105,816,700   $90,817,933
                                                            ============   ============   ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                       March 31
                                                              --------------------------
                       (IN THOUSANDS)                             2002          2001
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income................................................  $    446,131   $   335,403
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Provision for loan losses.............................       188,640        83,372
      Depreciation and amortization of properties and
       equipment............................................        41,711        44,216
      Amortization of intangible assets and mortgage
       servicing assets.....................................        74,256        61,286
      Amortization of premiums and discounts on securities
       and debt.............................................        (3,001)       (2,271)
      Mortgage servicing asset impairment
       (recoveries)charges..................................       (13,009)      198,338
      Ineffective hedge and other derivative losses (gains),
       net..................................................        15,187      (230,785)
      Securities gains, net.................................       (53,532)      (88,130)
      Other gains, net......................................      (201,920)      (32,546)
      Originations and purchases of loans held for sale or
       securitization.......................................   (14,848,016)   (9,082,599)
      Proceeds from sales of loans held for sale or
       securitization.......................................    17,757,165     6,149,693
      Decrease in accrued interest receivable...............        41,944       156,260
      Increase (decrease) in accrued interest payable.......         4,437      (253,430)
      Net change in other assets and liabilities............       307,882         1,446
                                                              ------------   -----------
         Net cash provided by (used in) operating
           activities.......................................     3,757,875    (2,659,747)
LENDING AND INVESTING ACTIVITIES
  Net decrease in federal funds sold, security resale
    agreements, and other investments.......................        64,426       470,291
  Purchases of available-for-sale securities................    (1,435,267)   (1,087,973)
  Proceeds from sales of available-for-sale securities......       559,084     1,103,665
  Proceeds from maturities, calls, and prepayments of
    available-for-sale securities...........................       549,622       592,241
  Net increase in loans.....................................      (122,770)   (1,121,499)
  Proceeds from sales or securitizations of loans...........     1,145,864       469,214
  Net increase in properties and equipment..................       (16,346)      (38,679)
                                                              ------------   -----------
         Net cash provided by lending and investing
           activities.......................................       744,613       387,260
DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in deposits.......................    (4,820,290)      578,039
  Net increase in Federal funds borrowed and security
    repurchase agreements...................................     3,992,935     3,733,223
  Net (decrease) increase in borrowed funds.................    (7,469,382)      740,595
  Repayments of long-term debt..............................      (885,344)   (3,031,824)
  Proceeds from issuances of long-term debt, net............     3,288,010       354,802
  Dividends paid............................................      (179,233)     (171,535)
  Issuances of common stock.................................        26,248        14,583
  Repurchases of common stock...............................            --      (166,246)
                                                              ------------   -----------
         Net cash (used in) provided by deposit and
           financing activities.............................    (6,047,056)    2,051,637
                                                              ------------   -----------
  Net decrease in cash and demand balances due from banks...    (1,544,568)     (220,850)
  Cash and demand balances due from banks, January 1........     4,403,962     3,535,186
                                                              ------------   -----------
  Cash and demand balances due from banks, March 31.........  $  2,859,394   $ 3,314,336
                                                              ============   ===========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest................................................  $    501,672   $ 1,024,722
    Income taxes............................................        83,596        89,406
  Noncash item:
    Transfers of loans to other real estate.................        28,842        30,974

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                                               Other
         (Dollars in Thousands,           Preferred     Common     Capital     Retained    Comprehensive
       Except Per Share Amounts)            Stock       Stock      Surplus     Earnings       Income         Total
---------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001................  $ 29,968    $2,436,755   $837,444   $3,405,077     $  60,577     $6,769,821
  Comprehensive Income:
    Net income..........................                                         335,403                      335,403
    Other comprehensive income, net of
      tax:
      Cumulative effect of change in
        accounting
        principle.......................                                                       (25,995)       (25,995)
      Change in unrealized gains and
        losses on securities, net of
        reclassification adjustment for
        net gains included in net
        income..........................                                                        24,060         24,060
      Change in unrealized gains and
        losses on derivative instruments
        used in cash flow hedging
        relationships, net of
        reclassification adjustment for
        net losses included in net
        income..........................                                                       (26,104)       (26,104)
                                                                                                           ----------
  Total comprehensive income............                                                                      307,364
  Common dividends declared, $.285 per
    share...............................                                        (171,085)                    (171,085)
  Preferred dividends declared..........                                            (450)                        (450)
  Issuance of 877,904 common shares
    under stock-based compensation
    plans, including related tax
    effects.............................                   3,512     11,071                                    14,583
  Repurchase of 9,316,800 common
    shares..............................                 (37,267)    (6,707)    (122,272)                    (166,246)
                                          --------    ----------   --------   ----------     ---------     ----------
Balance, March 31, 2001.................  $ 29,968    $2,403,000   $841,808   $3,446,673     $  32,538     $6,753,987
                                          ========    ==========   ========   ==========     =========     ==========
Balance, January 1, 2002................  $    698    $2,429,419   $908,780   $3,970,049     $  72,277     $7,381,223
  Comprehensive Income:
    Net income..........................                                         446,131                      446,131
    Other comprehensive income, net of
      tax:
      Change in unrealized gains and
        losses on securities, net of
        reclassification adjustment for
        net gains included in net
        income..........................                                                       (22,803)       (22,803)
      Change in unrealized gains and
        losses on derivative instruments
        used in cash flow hedging
        relationships, net of
        reclassification adjustment for
        net losses included in net
        income..........................                                                        20,645         20,645
                                                                                                           ----------
  Total comprehensive income............                                                                      443,973
  Common dividends declared, $.295 per
    share...............................                                        (179,223)                    (179,223)
  Preferred dividends declared..........                                             (10)                         (10)
  Issuance of 1,040,734 common shares
    under stock-based compensation
    plans, including related tax
    effects.............................                   4,163     22,085                                    26,248
                                          --------    ----------   --------   ----------     ---------     ----------
BALANCE, MARCH 31, 2002.................  $    698    $2,433,582   $930,865   $4,236,947     $  70,119     $7,672,211
                                          ========    ==========   ========   ==========     =========     ==========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

    National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive distribution network in Ohio, Michigan, Pennsylvania, Indiana, Kentucky, and Illinois and also serves customers in selected markets nationally. Its primary businesses include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and card processing.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. Management believes the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with the Corporation's 2001 Annual Report on Form 10-K. A summary of the Corporation's significant accounting policies follows:

    STATEMENT OF CASH FLOWS: Cash and demand balances due from banks are considered "cash and cash equivalents" for financial reporting purposes.
    BUSINESS COMBINATIONS: Since the issuance of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, by the Financial Accounting Standards Board (FASB), business combinations initiated after June 30, 2001 are required to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are only included in the income statement from the date of acquisition.
    Prior to SFAS 141, certain business combinations not accounted for as purchase acquisitions were accounted for under the pooling-of-interests method, which required the retroactive combining of the assets, liabilities, stockholders' equity, and results of operations of the merged entity with the Corporation's respective accounts at historical amounts. Prior period financial statements were then restated to give effect to business combinations accounted for under this method.
    LOANS: Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale or securitization are valued on an aggregate basis at the lower of carrying cost or fair value.
    Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.
    Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Income on leveraged leases is recognized on a basis that achieves a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Residual values on leased assets are reviewed regularly for other-than-temporary impairment. When there is other-than-temporary impairment in the estimated fair value of the Corporation's interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the write-down recognized in the current period income statement.
    Commercial loans and leases and loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection, terms are renegotiated below market levels, or when an individual analysis of a borrower's creditworthiness indicates a credit should be placed on nonperforming status. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is charged against interest income. Interest income during the period the loan is on nonperforming status may only be recorded on a cash basis after recovery of principal is reasonably assured. Commercial loans and leases and commercial loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due. Loans secured by residential real estate are generally charged off to the extent principal and interest due exceed 90% of the current appraised value of the collateral and the loan becomes 180 days past due.
    Commercial and commercial real estate loans exceeding $500,000 are evaluated for impairment in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. All loans considered impaired are included in nonperforming assets and subjected to individual evaluation.
    Consumer loans are subject to mandatory charge-off at a specified delinquency date and are usually not classified as nonperforming prior to being charged off. Closed-end consumer loans, which include installment and student loans and automobile leases, are generally charged off in full no later than when the loan becomes 120 days past due. Open-end unsecured consumer loans, such as credit card loans, are generally charged off in full no later than when the loan becomes 150 days past due.
    ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. When loans are identified for sale or securitization, attributed loan loss allowance is reclassified as a direct reduction to the carrying value of the loans.
    The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114. The allocated component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.
    The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. The uncertainty surrounding the strength and timing of the economic recovery also impacts the allocation model's estimates of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.
    SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in other income. Interest on trading account securities is recorded in interest income. As of March 31, 2002, December 31, 2001, and March 31, 2001, trading account securities totaled $29.0 million, $121.0 million, and $36.2 million, respectively.
    Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost.
    Securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in other comprehensive income, net of tax.
    Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective-interest method over the period to maturity, are included in interest income. Gains and losses on the sales of securities are determined using the specific-identification method and recognized on a trade-date basis.
    VENTURE CAPITAL INVESTMENTS: Venture capital investments are carried at estimated fair value with changes in fair value recognized in other noninterest income. The fair values of publicly traded investments are determined using quoted market prices. The fair values of investments that are not publicly traded are estimated in good faith by management. Management's estimate of fair value generally approximates cost together with any other-than-temporary valuation adjustments determined appropriate by management. Venture capital investments in debt and preferred equity securities are included in other investments on the balance sheet, while investments in partnerships and other equity interests are included in other assets.
    SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to the Corporation as deemed appropriate.
    GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer amortized into the income statement over an estimated life but rather is tested at least annually for impairment. Intangible assets which have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Corporation's other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 10 years. Prior to the adoption of SFAS 142, the Corporation's goodwill was amortized on a straight-line basis over varying periods not exceeding 25 years, except for certain goodwill related to purchase acquisitions at the Corporation's 85%-owned item processing subsidiary, National Processing, Inc. (National Processing), which was amortized over 40 years. Note 7 includes a summary of the Corporation's goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS 142.
    DEPRECIABLE ASSETS: Properties and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life.
    ASSET SECURITIZATION: Asset securitization involves the sale, generally to a trust, of a pool of loan receivables. In an asset securitization transaction that meets the applicable criteria under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to be accounted for as a sale, assets are sold to a trust which is not consolidated on the Corporation's balance sheet. The trust issues beneficial interests in the form of senior and subordinated asset-backed securities collateralized by the assets sold to the trust. In some cases, the Corporation retains interests in the securitized loans, which may take the form of subordinated tranches, cash reserve balances, servicing assets, and interest-only strips representing the cash flows generated by the assets in excess of the contractual cash flows required to be paid to the investors and for any other obligations such as servicing fees and credit losses.
    Gains or losses on securitizations depend, in part, on the previous carrying amount of the assets transferred, allocated between the assets sold and the retained interests based on their relative fair values at the date of sale. Because quoted market prices are generally not available, the Corporation estimates the fair values of the retained interests at the time of sale, and at each subsequent measurement period, by determining the present value of future expected cash flows using modeling techniques which incorporate certain assumptions including projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. Gains on securitizations are included in other noninterest income.
    Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale securities portfolio with subsequent adjustments to fair value recorded through other comprehensive income within stockholders' equity or in earnings if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. The excess of the fair value over the initial allocated cost of the subordinated tranches and interest-only strips is accretable yield recognized as interest income over the life of the investment using the effective yield method.
    Annual servicing fees based on the securitized balances are received by the Corporation from the trust and a servicing asset is recorded in other assets at the time of securitization if the servicing fees are expected to exceed associated servicing costs. Alternatively, a servicing liability could be recorded if the servicing costs are expected to exceed the servicing fees. Servicing assets are amortized into noninterest income as an offset against the actual servicing income in proportion to the estimated future net servicing income stream. Servicing assets created in a securitization are initially measured at their allocated carrying amount based upon relative fair values at the date of securitization and are subsequently evaluated and measured for impairment. Impairment, if any, is recognized when and in the amount carrying value exceeds its fair value as determined by calculating the present value of the expected future net servicing cash flows using the assumptions described previously. A servicing asset or liability is generally not recognized in a credit card securitization, and thus not considered in the gain or loss computation, since the Corporation receives adequate compensation relative to current market servicing prices to service the receivables sold.
    For securitizations involving credit card receivables, the Corporation's continuing involvement in the securitized assets includes maintaining an undivided, pro rata interest in all credit card loan receivables that are in the trust, referred to as seller's interest. The seller's interest ranks pari-passu with the investors' interests in the trust. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller's interest will vary. However, the Corporation is required to maintain its seller's interest at a minimum level of 4% of the trust's principal receivables to ensure receivables are available for allocation to the investors' interests.
    Also with regard to credit card securitizations, the trust is not required to make principal payments to the investors during the revolving period, which generally approximates 48 months. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables. Therefore, the principal dollar amount of the investor's interest in the loans in the trust remains unchanged. Once the revolving period ends, the trust distributes principal payments to the investors according to the terms of the transaction. Distribution of principal to the investors in the credit card trust may begin earlier if the average annualized yield on the loans securitized (generally equal to the sum of interest income, interchange and other fees, less principal credit losses during the period) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors plus contractual servicing fees), or certain other events occur.
    Transaction costs associated with revolving loan securitizations are deferred over the term of the securitization while transaction costs associated with fixed-term loan securitizations are recognized as a component of the gain or loss at the time of sale.

    DERIVATIVE INSTRUMENTS: The Corporation enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Corporation is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.
    Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.
    Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.
    Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.
    Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.
    Under both the fair value and cash flow hedge scenarios, derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively and the derivative instrument continues to be carried at fair value but with no corresponding offset being recorded on the hedged item.
    MORTGAGE SERVICING ASSETS: The Corporation recognizes as separate assets rights to service mortgage loans it does not own but services for others for a fee. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on the relative fair values of each. Mortgage servicing assets, when purchased, are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. For purposes of determining impairment, the mortgage servicing assets are stratified by product type and interest rate. Certain mortgage servicing assets hedged with derivative instruments as part of SFAS 133 hedge relationships are carried at fair value and consequently may be adjusted above their initial carrying value.
    The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rate of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the underlying life of the loan is reduced. Risk associated with declines in the estimated fair value of mortgage servicing assets due to increases in mortgage prepayment rates is managed using derivative instruments.
    The Corporation hedges portions of the risk associated with declines in the estimated fair value of its mortgage servicing assets by designating derivative instruments and certain mortgage servicing assets into SFAS 133 fair value hedge relationships. The Corporation also uses other derivative instruments, not designated in SFAS 133 hedge relationships, to protect against declines in the estimated fair value of the mortgage servicing assets. The interest rate risk associated with mortgage servicing assets is closely monitored and reported on monthly as part of the Corporation's overall interest rate risk management process. Interest rate risk associated with mortgage servicing assets is measured through analyses, which compute the expected change in estimated fair value of the mortgage servicing assets and the hedging derivatives at various parallel interest rate shifts.
    STOCK-BASED COMPENSATION: The Corporation's stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

    RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: In April 2002, the FASB issued SFAS 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS 44 related to the accounting for intangible assets for motor carriers and amends SFAS 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS 145 are expected to have little or no impact on the Corporation's results of operations, financial position, or liquidity.
    ACCOUNTING FOR LONG-LIVED ASSETS: SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Corporation on January 1, 2002 and are not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity.
    ASSET RETIREMENT OBLIGATIONS: In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Corporation beginning January 1, 2003 and its adoption is not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity.
    GOODWILL AND OTHER INTANGIBLE ASSETS: On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17. Notes 1 and 7 provide further detail on the accounting for goodwill and intangible assets under the new standard and the impact of the adoption on the Corporation's financial statements. The standard's adoption had no impact on the Corporation's liquidity.

3. ACQUISITIONS AND DIVESTITURES

    In June 2001, the Corporation's processing subsidiary, National Processing, acquired a 70% interest in ABN AMRO Merchant Services, LLC (AAMS) for cash of $48.5 million. Under the terms of the agreement, National Processing provides AAMS with all merchant-processing services, including both authorization and settlement of all card-based transactions. The acquisition was accounted for by the purchase method, with the results of operations of AAMS included in the Corporation's income statement from the date of acquisition. Goodwill of $27.1 million was recorded in connection with the acquisition. The remainder of the purchase price was allocated to other intangible assets, primarily acquired-merchant contracts, which are being amortized on a straight-line basis over 10 years.
    In July 2001, National Processing sold its Business Process Outsourcing business unit for $43.0 million in cash. This business unit primarily processed healthcare claims, credit card applications, and airline lift tickets. In connection with the disposal, a pretax impairment loss, net of minority interest benefit, of $2.7 million was recorded in 2001.

4. OFF-BALANCE SHEET ARRANGEMENTS

    ASSET SECURITIZATION: The Corporation periodically sells assets through securitization transactions.
    On January 31, 2002, National City sold $425.0 million of receivables to the credit card master trust and recognized a pretax gain of $24.8 million, which was comprised of $23.6 million representing the attributed allowance for loan losses and $1.2 million representing net adjustments associated with establishing the Corporation's retained interests in the trust. The initial carrying value of the interests retained totaled $31.9 million, with $4.9 million representing an interest-only strip and $27.0 million representing subordinated loan tranches. Transaction costs of $1.7 million were incurred in connection with the securitization and are being amortized over the five-year revolving term of the securitization.
    In January 2001, the Corporation also sold $425.0 million of credit card receivables to the trust and recognized a pretax gain of $20.6 million, which was comprised of $16.2 million of attributed allowance for loan losses and $4.4 million of adjustments associated with establishing the Corporation's retained interests in the trust. The initial carrying value of the retained interests totaled $32.0 million, with $4.4 million representing an interest-only strip and $27.6 million representing subordinated loan tranches. Transaction costs of $1.8 million were deferred and are being amortized over the five-year revolving term of the securitization.
    During 2000, credit card receivables totaling $600.0 million were sold to the trust.
    The Corporation established an automobile receivables trust into which it sold through securitization on March 27, 2002 $1.1 billion of fixed-rate, closed-end automobile loans. A pretax gain of $25.3 million was recorded as a result of the term securitization, and was comprised of $8.4 million representing the attributed allowance for loan losses and $16.9 million representing the net of loan basis adjustments, the establishment of the Corporation's retained interests in the trust, and transaction costs. The initial carrying value of the interests retained totaled $121.5 million, with $41.3 million representing an interest-only strip, $16.5 million representing the Corporation's right to service the loans, $62.1 million representing subordinated loan tranches, and $1.6 million representing dealer rebate receivables.
    A summary of the components of managed loans, which represents both owned and sold loans, along with quantitative information about delinquencies and net credit losses follows. The credit card loan data presented below excludes certain unsecured personal and business lines of credit included in the caption "credit card loans" elsewhere in this quarterly report. Automobile loans are included within the Corporation's consumer loan portfolio.

                                                                          Three Months Ended March 31
                                                              ---------------------------------------------------
                                                                        2002                       2001
                                                              ---------------------------------------------------
                   (Dollars in Millions)                      Credit Card   Automobile   Credit Card   Automobile
-----------------------------------------------------------------------------------------------------------------
Average loans:
  Loans held in portfolio...................................   $  761.8      $3,314.9     $1,220.1      $4,278.1
  Loans held for securitization.............................      141.7       1,007.0        131.3            --
  Loans securitized.........................................    1,308.3          37.0        874.1            --
                                                               --------      --------     --------      --------
    Total managed loans.....................................   $2,211.8      $4,358.9     $2,225.5      $4,278.1
                                                               ========      ========     ========      ========
Net credit losses...........................................   $   31.7      $   14.4     $   24.3      $   11.7
Net credit losses to average managed loans..................       5.81%         1.34%        4.43%         1.11%
Period-end loans:
  Loans held in portfolio...................................   $  711.6      $3,216.4     $1,157.8      $4,280.7
  Loans held for securitization.............................         --            --           --            --
  Loans securitized.........................................    1,450.0       1,111.0      1,025.0            --
                                                               --------      --------     --------      --------
    Total managed loans.....................................   $2,161.6      $4,327.4     $2,182.8      $4,280.7
                                                               ========      ========     ========      ========
Delinquencies (30 days or more) to period-end managed
  loans.....................................................       3.81%         1.32%        3.50%         1.83%
-----------------------------------------------------------------------------------------------------------------

    The investor principal in loan receivables related to the credit card securitizations is scheduled to amortize back into the Corporation's loan receivables five years following the original securitization.

    Certain cash flows received from and paid to the securitization trusts follow:

                                                                   Three Months Ended March 31
                                                              --------------------------------------
                                                                        2002                2001
                                                              --------------------------------------
                       (In Millions)                          Credit Card   Automobile   Credit Card
----------------------------------------------------------------------------------------------------
Proceeds from new securitizations...........................    $397.4       $1,041.0     $  397.4
Proceeds from collections reinvested in previous
  securitizations...........................................     701.7             --        471.1
Servicing fees received.....................................       7.3             --          4.3
Other cash flows received on retained interests.............      20.5             --          8.5
Proceeds from sales of previously charged-off accounts......        .5             --           --
Purchases of delinquent or foreclosed assets................        --             --           --
Repayment of servicing advances.............................        --             --           --
----------------------------------------------------------------------------------------------------

    A summary of the fair values of the interest-only strips and servicing assets retained, the key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2002 fair values to immediate 10% and 20% adverse changes in those assumptions follows:

                                                                                          Monthly    Expected
                                                       Weighted-       Variable Annual   Principal    Annual     Annual
                                            Fair        average          Coupon Rate     Repayment    Credit    Discount
          (Dollars in Millions)            Value    Life (in months)    to Investors       Rate       Losses      Rate     Yield
---------------------------------------------------------------------------------------------------------------------------------
CREDIT CARD LOANS
 SERIES 2000-1(a)
   As of the date of securitization......  $  2.2           5.5              6.86%         18.08%       4.17%     15.00%    14.43%
   As of December 31, 2001...............     8.1           5.9              2.11          17.09        5.34      15.00     12.39
   AS OF MARCH 31, 2002..................     5.5           5.7              2.09          17.41        5.52      15.00     11.67
     Decline in fair value of 10% adverse
       change............................                                  $   .5         $   .5      $  1.5     $   --    $  3.1
     Decline in fair value of 20% adverse
       change............................                                     1.0             .9         3.0         .1       5.5
 SERIES 2001-1(a)
   As of the date of securitization......  $  4.4           5.6              6.06%         17.79%       4.08%     15.00%    14.77%
   As of December 31, 2001...............     5.7           5.9              2.08          17.09        5.34      15.00     12.39
   AS OF MARCH 31, 2002..................     3.9           5.7              2.11          17.41        5.52      15.00     11.67
     Decline in fair value of 10% adverse
       change............................                                  $   .4         $   .3      $  1.0     $   --    $  2.2
     Decline in fair value of 20% adverse
       change............................                                      .7             .6         2.1         --       3.9
 SERIES 2002-1(a)
   As of the date of securitization......  $  4.9           5.7              2.06%         17.41%       5.34%     15.00%    11.99%
   AS OF MARCH 31, 2002..................     3.9           5.7              2.10          17.41        5.52      15.00     11.67
     Decline in fair value of 10% adverse
       change............................                                  $   .4         $   .3      $  1.0     $   --    $  2.2
     Decline in fair value of 20% adverse
       change............................                                      .6             .6         2.1         --       3.9
---------------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE LOANS
 SERIES 2002-A
   Interest-only strip
   AS OF MARCH 31, 2002..................  $ 41.4          22.9                             1.40%       2.25%     12.00%     8.71%
     Decline in fair value of 10% adverse
       change............................                                                 $  2.3      $  2.2     $   .9    $ 16.1
     Decline in fair value of 20% adverse
       change............................                                                    2.2         4.3        1.7      31.9
   Servicing asset
   AS OF MARCH 31, 2002(b)...............  $ 16.9          22.9                             1.40%       2.25%     12.00%     8.71%
     Decline in fair value of 10% adverse
       change............................                                                 $   .6      $   --     $   .2    $   .1
     Decline in fair value of 20% adverse
       change............................                                                    1.2          --         .5        .2
---------------------------------------------------------------------------------------------------------------------------------

 (a)Represents interest-only strip
 (b)Carrying value of servicing asset at March 31, 2002 was $16.5 million

    These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.
    ASSET-BACKED COMMERCIAL PAPER CONDUIT: The Corporation serves as the administrative agent and investment advisor to a commercial paper conduit that purchases high-grade assets from the Corporation and its customers and then issues high-grade short-term commercial paper to third-party investors that is collateralized by such assets. The conduit was established in 2000 and is considered an unconsolidated qualified special purpose entity under the guidelines of SFAS 140. The conduit's purpose was to provide alternative funding sources for the Corporation as well as preserve capital. It also supports customers' financing needs by facilitating their access to the commercial paper markets. The Corporation continues to service the assets it sold into the conduit and provides a liquidity facility and letters of credit to the conduit for which it earns fee income. The Corporation applies the same underwriting standards in making liquidity and other credit commitments to the conduit as it would with other extensions of credit. Further discussion of these commitments is included in Note 15. The Corporation also assumes interest-rate risk through a receive-fixed interest-rate swap under which it receives or pays the spread between the yield earned on certain assets sold to the conduit and the interest rate paid on the commercial paper issued by the conduit. The interest-rate swap is included in the Corporation's derivative portfolio. Further discussion of derivatives is included in Notes 1 and 17.

    During the first quarter of 2002, the Corporation sold high-grade variable-rate asset-backed securities to the conduit having a principal balance of $349.9 million. As of March 31, 2002, December 31, 2001, and March 31, 2001, the conduit held assets totaling $2.8 billion, $2.8 billion and $2.4 billion, respectively, with $311.9 million, $386.8 million, and $74.1 million, of those assets sold to the conduit by other parties.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    Activity in the allowance for loan losses follows:

                                                 Three Months
                                                     Ended
                                                   March 31
                                             ---------------------
              (IN THOUSANDS)                    2002        2001
------------------------------------------------------------------
Balance at beginning of period.............  $  997,331   $928,592
Provision for loan losses..................     188,640     83,372
Allowance related to loans securitized.....      (4,477)       887
Charge-offs:
 Commercial................................     105,956     28,714
 Real estate - commercial..................       2,325      2,960
 Real estate - residential.................      23,792      9,993
 Consumer..................................      54,691     45,438
 Credit card...............................      22,618     23,468
 Home equity...............................       4,741      2,115
                                             ----------   --------
 Total charge-offs.........................     214,123    112,688
Recoveries:
 Commercial................................       7,578      4,403
 Real estate - commercial..................         691      1,296
 Real estate - residential.................         847        168
 Consumer..................................      19,977     17,948
 Credit card...............................       2,586      4,932
 Home equity...............................         993        769
                                             ----------   --------
 Total recoveries..........................      32,672     29,516
                                             ----------   --------
Net charge-offs............................     181,451     83,172
                                             ----------   --------
Balance at end of period...................  $1,000,043   $929,679
                                             ==========   ========

    The Credit Quality section of the Financial Review provides detail regarding nonperforming loans. Nonperforming loans totaled $650.0 million, $594.0 million, and $404.0 million at March 31, 2002, December 31, 2001, and March 31, 2001, respectively. For loans classified as nonperforming at March 31, 2002, the contractual interest due and actual interest recognized on those loans for the first quarter of 2002 was $15.7 million and $.7 million, respectively. Included in nonperforming loans were impaired loans aggregating $330.7 million, $170.1 million, and $99.3 million at March 31, 2002, December 31, 2001, and March 31, 2001, respectively. Average impaired loans for the first three months of 2002 and 2001 totaled $250.4 million and $92.4 million, respectively. The majority of loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans at March 31, 2002, December 31, 2001, and March 31, 2001 was $86.0 million, $62.9 million, and $45.3 million, respectively. At March 31, 2002, impaired loans with an associated allowance totaled $265.3 million, while $65.4 million of impaired loans had no related allowance. All impaired loans at December 31, 2001 and March 31, 2001 had an associated allowance. There was no interest recognized during the three months ended March 31, 2002 and 2001 on impaired loans while such loans were considered impaired.

6. SECURITIES

    Securities available for sale follow:

                                    Amortized        Fair
          (In Thousands)               Cost         Value
------------------------------------------------------------
MARCH 31, 2002
U.S. Treasury and Federal agency
  debentures......................  $  977,766    $  998,890
Mortgage-backed securities........   5,994,604     6,038,966
Asset-backed and corporate debt
  securities......................     414,140       415,653
States and political
  subdivisions....................     685,069       714,709
Other.............................     837,327       867,801
                                    ----------    ----------
  Total securities................  $8,908,906    $9,036,019
                                    ==========    ==========
December 31, 2001
U.S. Treasury and Federal agency
  debentures......................  $  977,043    $1,005,283
Mortgage-backed securities........   6,447,318     6,492,859
Asset-backed and corporate debt
  securities......................     759,909       762,444
States and political
  subdivisions....................     703,384       732,848
Other.............................     814,625       865,434
                                    ----------    ----------
  Total securities................  $9,702,279    $9,858,868
                                    ==========    ==========
March 31, 2001
U.S. Treasury and Federal agency
  debentures......................  $1,079,010    $1,098,543
Mortgage-backed securities........   5,518,949     5,538,348
Asset-backed and corporate debt
  securities......................   1,235,857     1,242,278
States and political
  subdivisions....................     756,429       794,692
Other.............................     747,908       794,504
                                    ----------    ----------
  Total securities................  $9,338,153    $9,468,365
                                    ==========    ==========

    The other category includes the Corporation's internally managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $272.4 million and $296.3 million, respectively, as of March 31, 2002, compared to an amortized cost and fair value of $399.9 million and $444.8 million, respectively, at December 31, 2001, and an amortized cost and fair value of $337.3 million and $371.2 million, respectively, at March 31, 2001. The other category also includes certain retained interests in securitized assets. See Note 4 for further discussion of these retained interests.
    Gross unrealized gains for the entire securities portfolio totaled $142.1 million, $179.2 million, and $152.6 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. Gross unrealized losses at the same period ends totaled $15.0 million, $22.6 million and $22.4 million, respectively. Net unrealized gains and losses in the available-for-sale securities portfolio are included, net of tax, in accumulated other comprehensive income within stockholders' equity or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.
    For the three months ended March 31, 2002 and 2001, gross realized securities gains were $53.5 million and $88.5 million, respectively. Gross realized securities losses for the three month period ended March 31, 2001 were $.4 million. There were no securities losses realized during the first quarter of 2002.

    At March 31, 2002, the carrying value of securities pledged to secure public and trust deposits, U.S. Treasury demand notes, security repurchase agreements, and derivative instruments totaled $7.3 billion.
    As of March 31, 2002, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agency securities, which exceeded 10% of stockholders' equity.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

    Upon the adoption of SFAS 142 on January 1, 2002 (see Note 1), the Corporation ceased amortizing its goodwill, which decreased noninterest expense and increased net income for the three-month period ended March 31, 2002 as compared to the same period in 2001. A presentation showing comparable three-month periods ended March 31, 2002 and 2001 follows. The 2001 period is presented on a pro forma basis excluding goodwill amortization.

                                                  Three Months
                                                      Ended
                                                    March 31
                                                 ---------------
(In Millions, Except Per Share Amounts)           2002     2001
----------------------------------------------------------------
GOODWILL AMORTIZATION:
 Pretax........................................  $   --   $ 16.3
 After-tax.....................................      --     14.0
NET INCOME:
 Reported......................................  $446.1   $335.4
 Add back: after-tax goodwill amortization.....      --     14.0
                                                 ------   ------
 Adjusted......................................  $446.1   $349.4
                                                 ======   ======
BASIC NET INCOME PER COMMON SHARE:
 Reported......................................  $  .73   $  .56
 Add back: goodwill amortization per share.....      --      .02
                                                 ------   ------
 Adjusted......................................  $  .73   $  .58
                                                 ======   ======
DILUTED NET INCOME PER COMMON SHARE:
 Reported......................................  $  .73   $  .55
 Add back: goodwill amortization per share.....      --      .02
                                                 ------   ------
 Adjusted......................................  $  .73   $  .57
                                                 ======   ======

    Additionally, as part of the statement's adoption provisions, SFAS 142 requires a transitional impairment test be applied to goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. Management performed a transitional impairment test on its goodwill assets on January 1, 2002 and determined no impairment existed as of the date of adoption. Currently, the Corporation does not have any other indefinite-lived assets on its balance sheet.
A summary of goodwill assets by line of business follows:

                        January 1,   Goodwill   Impairment   March 31,
(In Millions)              2002      Acquired     Losses       2002
----------------------------------------------------------------------
Retail sales and
 distribution.........   $  504.0      $--         $--       $  504.0
Wholesale banking.....       86.7       --          --           86.7
Consumer finance......      214.8       --          --          214.8
Asset management......      126.2       --          --          126.2
National City
 Mortgage.............       55.4       --          --           55.4
National Processing...       91.2       --          --           91.2
Parent and other......         --       --          --             --
                         --------      ---         ---       --------
Total.................   $1,078.3      $--         $--       $1,078.3
                         ========      ===         ===       ========

    As of December 31, 2001 and March 31, 2001, the Corporation had goodwill assets of $1,086.0 million and $1,106.4 million, respectively. On January 1, 2002, in conjunction with the adoption of SFAS 142, $7.7 million of previously classified goodwill was transferred to core deposit intangibles because these assets met the criteria for recognition apart from goodwill, the assets were established on the date of acquisition based on their fair values at that time, and separate accounting records were maintained to support the assets.
    The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, and other intangibles. Other intangibles relate almost solely to merchant card customer portfolios acquired by National Processing. These intangible assets continue to be amortized over their estimated useful lives in accordance with SFAS 142, which range from one to ten years. There were no adjustments to the useful lives of these intangible assets as a result of the adoption of SFAS 142. A summary of core deposit, credit card, and other intangible assets follows:

                                    MARCH 31   Dec. 31   March 31
(In Millions)                         2002      2001       2001
-----------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
 Gross carrying amount............   $ 93.3    $ 65.1     $ 65.1
 Accumulated amortization.........     55.4      31.7       24.0
                                     ------    ------     ------
 Net carrying amount..............   $ 37.9    $ 33.4     $ 41.1
                                     ======    ======     ======
CREDIT CARD INTANGIBLES
 Gross carrying amount............   $ 14.6    $ 14.6     $ 16.4
 Accumulated amortization.........     12.0      11.7       12.9
                                     ------    ------     ------
 Net carrying amount..............   $  2.6    $  2.9     $  3.5
                                     ======    ======     ======
OTHER INTANGIBLES
 Gross carrying amount............   $ 59.7    $ 59.7     $ 40.7
 Accumulated amortization.........     16.3      14.6       12.1
                                     ------    ------     ------
 Net carrying amount..............   $ 43.4    $ 45.1     $ 28.6
                                     ======    ======     ======
TOTAL FINITE-LIVED INTANGIBLES
 Gross carrying amount............   $167.6    $139.4     $122.2
 Accumulated amortization.........     83.7      58.0       49.0
                                     ------    ------     ------
 Net carrying amount..............   $ 83.9    $ 81.4     $ 73.2
                                     ======    ======     ======

    Amortization expense on finite-lived intangible assets totaled $5.2 million and $4.1 million for the three months ended March 31, 2002 and 2001, respectively. Amortization expense on finite-lived intangible assets is expected to total $20.8 million, $20.6 million, $19.3 million, $7.1 million, and $4.6 million in 2002, 2003, 2004, 2005, and 2006, respectively.

8. MORTGAGE BANKING
    Mortgage banking revenue includes conforming mortgage loan servicing, origination, and sales activity conducted through the Corporation's wholly-owned subsidiary, National City Mortgage Co., and the Corporation's banking affiliates, as well as nonconforming mortgage loan origination and sales activity conducted through National City's consumer finance subsidiary, First Franklin Financial Corporation. Details of mortgage banking revenue follow:

                                                 Three Months
                                                    Ended
                                                   March 31
                                             --------------------
              (In Thousands)                   2002       2001
-----------------------------------------------------------------
Servicing revenue:
 Net servicing fees........................  $ 88,291   $  60,818
 Amortization of mortgage servicing
   assets..................................   (69,053)    (40,204)
 Mortgage servicing asset impairment
   recovery (charge).......................    13,009    (198,338)
 Mortgage servicing asset ineffective hedge
   and other derivative gains, net.........    23,516     221,363
 (Losses) gains on sales of servicing
   assets..................................       (57)      2,996
                                             --------   ---------
 Net servicing revenue.....................    55,706      46,635
Conforming origination and sales revenue...   125,744      78,138
                                             --------   ---------
 Total conforming mortgage banking
   revenue.................................   181,450     124,773
Nonconforming origination and sales income
 (loss)....................................    13,767        (347)
                                             --------   ---------
 Total mortgage banking revenue............  $195,217   $ 124,426
                                             ========   =========

    A summary of conforming and nonconforming residential mortgage loan originations and sales follows:

                                                    Three Months
                                                       Ended
                                                      March 31
                                                  ----------------
                 (In Millions)                     2002      2001
------------------------------------------------------------------
Conforming residential mortgage loan
 originations...................................  $14,389   $8,937
Nonconforming residential mortgage loan
 originations...................................      626      541
                                                  -------   ------
 Total residential mortgage loans originated for
   sale.........................................  $15,015   $9,478
                                                  =======   ======
Conforming residential mortgage loan sales......  $16,989   $6,105
Nonconforming residential mortgage loans
 sales..........................................      635      103
                                                  -------   ------
 Total residential mortgage loan sales..........  $17,624   $6,208
                                                  =======   ======

    National City's portfolio of residential mortgage loans serviced for third parties was $85.2 billion at March 31, 2002, compared to $73.9 billion at December 31, 2001, and $57.1 billion at March 31, 2001.
    Changes in the carrying value of mortgage servicing assets follows:

                                                 Three Months
                                                     Ended
                                                   March 31
                                             ---------------------
              (In Thousands)                    2002        2001
------------------------------------------------------------------
Balance at beginning of period.............  $1,135,704   $999,707
Additions..................................     294,904    102,736
Amortization...............................     (69,053)   (40,204)
SFAS 133 hedge basis adjustments...........      (6,027)        --
Impairment recovery (charge)...............      13,009   (198,338)
Sales......................................      (4,677)        --
                                             ----------   --------
Balance at end of period...................  $1,363,860   $863,901
                                             ==========   ========

    The fair value of mortgage servicing rights is determined by calculating the present value of estimated future net cash flows, taking into consideration expected mortgage loan prepayment speeds, discount rates, servicing costs, and other economic factors. The expected and actual rate of mortgage loan prepayments are the most significant factors affecting the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flow because the underlying life of the loan is reduced. Risk associated with declines in the estimated fair value of mortgage servicing assets due to increases in mortgage prepayment rates is managed using derivative instruments. The Corporation hedges portions of the risk associated with declines in the fair value of its mortgage servicing assets by designating derivative instruments and certain mortgage servicing assets into SFAS 133 fair value hedge relationships. The Corporation also uses other derivative instruments, not designated in SFAS 133 hedge relationships, to protect against declines in the estimated fair value of the mortgage servicing assets. Further discussion on derivative instruments and hedging activities is included in Notes 1 and 17. The interest rate risk associated with mortgage servicing assets is closely monitored and reported on monthly as part of the Corporation's overall interest rate risk management process. Interest rate risk associated with mortgage servicing assets is measured through analyses, which compute the expected value change of mortgage servicing assets and the hedging derivatives at various parallel interest rate shifts. At March 31, 2002, the expected net changes in fair value were within the Corporation's established interest rate risk limits for the mortgage servicing assets and associated derivatives.
    At March 31, 2002 and 2001, the carrying value of the mortgage servicing assets approximated the estimated fair value.

9. BORROWED FUNDS

                            MARCH 31     Dec. 31      March 31
(In Thousands)                2002         2001         2001
---------------------------------------------------------------
U.S. Treasury demand
  notes..................  $  577,811   $8,190,573   $  792,819
Commercial paper and
  other..................     531,549      388,169      851,501
                           ----------   ----------   ----------
  Total borrowed funds...  $1,109,360   $8,578,742   $1,644,320
                           ==========   ==========   ==========

    U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial and residential real estate loans. The funds are placed with the Corporation's subsidiary banks at the discretion of the U.S. Treasury and may be called at any time.

10. LONG-TERM DEBT

                         MARCH 31       Dec. 31      March 31
(Dollars In Thousands)     2002          2001          2001
---------------------------------------------------------------
8.50% subordinated
 notes due 2002.......  $    99,996   $    99,990   $    99,973
6.625% subordinated
 notes due 2004.......      249,752       249,720       249,622
7.75% subordinated
 notes due 2004.......      199,402       199,338       199,146
8.50% subordinated
 notes due 2004.......      149,769       149,737       149,642
7.20% subordinated
 notes due 2005.......      256,093       256,892       255,238
5.75% subordinated
 notes due 2009.......      298,059       299,562       295,435
6.875% subordinated
 notes due 2019.......      693,216       699,920       699,222
Other.................       10,000        10,000        10,000
                        -----------   -----------   -----------
  Total parent
    company...........    1,956,287     1,965,159     1,958,278
                        -----------   -----------   -----------

6.50% subordinated
 notes due 2003.......      207,014       208,632       205,325
7.25% subordinated
 notes due 2010.......      242,005       243,867       242,387
6.30% subordinated
 notes due 2011.......      203,551       204,902       203,205
7.25% subordinated
 notes due 2011.......      198,116       198,066       197,918
6.25% subordinated
 notes due 2011.......      300,857       302,844       300,100
6.20% subordinated
 notes due 2011.......      479,476       496,544            --
                        -----------   -----------   -----------
  Total bank
    subsidiary........    1,631,019     1,654,855     1,148,935
                        -----------   -----------   -----------
  Total long-term debt
    qualifying for
    Tier 2 Capital....    3,587,306     3,620,014     3,107,213
                        -----------   -----------   -----------

Senior bank notes.....   12,169,963     9,761,688     8,981,156
Federal Home Loan Bank
 advances.............    3,749,665     3,751,010     3,236,703
Other.................        3,520         3,520         4,400
                        -----------   -----------   -----------
  Total other long-
    term debt.........   15,923,148    13,516,218    12,222,259
                        -----------   -----------   -----------
    Total long-term
      debt............  $19,510,454   $17,136,232   $15,329,472
                        ===========   ===========   ===========

    The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. The Corporation uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by hedging the fair value of certain fixed-rate debt by converting the debt to variable rate and by hedging the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Further discussion on derivative instruments is included in Notes 1 and 17.
    At March 31, 2002, the par values of subordinated debt, senior bank notes, and long-term advances from the Federal Home Loan Bank (FHLB) totaled $3,585.0 million, $12,157.0 million, and $3,747.0 million, respectively.
    All subordinated notes of the parent company and bank subsidiaries were issued at fixed rates, pay interest semi-annually, and may not be redeemed prior to maturity. At March 31, 2002, $2,325.0 million of fixed-rate subordinated debt was converted to variable-rate debt based on the three-month London Interbank Offering Rate (LIBOR).
    At March 31, 2002, senior bank notes totaling $1,717.0 million were contractually based on a fixed rate of interest and $10,440.0 million were contractually based on a variable rate of interest. The weighted-average contractual interest rates for fixed- and variable-rate senior bank notes at March 31, 2002 were 2.72% and 2.10%, respectively. Through the use of interest rate swaps, as of March 31, 2002, $650.0 million of the fixed-rate senior bank notes had been converted to variable-rate notes based on either the one- or three- month LIBOR rate or the Federal Funds rate and $3,800.0 million of the variable-rate senior bank notes had been converted to fixed-rate notes with a weighted-average fixed-rate of 4.77%.
    FHLB advances at March 31, 2002 contractually consisted of $197.0 million of fixed-rate obligations and $3,550.0 million of variable-rate obligations. The weighted-average contractual interest rates for fixed- and variable-rate advances at March 31, 2002 were 5.73% and 1.82%, respectively. Through the use of interest rate swaps, as of March 31, 2002, fixed-rate advances with a par value of $100.0 million had been converted to a variable rate based on one-month LIBOR and variable-rate advances with a par value of $1,300.0 million had been converted to fixed-rate advances with a weighted-average fixed-rate of 3.42%. FHLB advances are collateralized by qualifying residential real estate loans.
    A credit agreement dated April 12, 2001 with a group of unaffiliated banks allows the Corporation to borrow up to $350 million until April 12, 2005 with a provision to extend the expiration date under certain circumstances. The Corporation pays a variable annual facility fee based on the Corporation's long-term debt rating. The fee is currently ten basis points on the amount of the credit facility. There were no borrowings outstanding under this agreement at March 31, 2002.

11. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

    The composition of capital securities follows:

                                 MARCH 31   Dec. 31    March 31
(Dollars In Thousands)             2002       2001       2001
---------------------------------------------------------------
8.12% capital securities of
 First of America Capital Trust
 I, due January 31, 2027.......  $150,000   $150,000   $150,000
9.85% capital securities of
 Fort Wayne Capital Trust I,
 due April 15, 2027............    30,000     30,000     30,000
                                 --------   --------   --------
 Total capital securities......  $180,000   $180,000   $180,000
                                 ========   ========   ========

    The corporation-obligated mandatorily redeemable capital securities (the capital securities) of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the debentures) were issued by two statutory business trusts, First of America Capital Trust I and Fort Wayne Capital Trust I, of which 100% of the common equity in each of the trusts is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.
    The debentures held by First of America Capital Trust I and Fort Wayne Capital Trust I qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively.

12. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

    The Corporation and its banking subsidiaries are subject to various regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of risk-weighted assets are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on the Corporation's financial position, liquidity, and operations.
    The table below reflects regulatory and various other measures of capital:

                                MARCH 31            Dec. 31            March 31
                                  2002                2001               2001
                           ------------------   ----------------   ----------------
(Dollars in Millions)        AMOUNT     RATIO     AMOUNT    RATIO    AMOUNT    RATIO
-----------------------------------------------------------------------------------
Total equity/assets......  $7,672.2     7.67%   $7,381.2    6.98%  $6,754.0    7.44%
Common equity/assets.....   7,671.5     7.67     7,380.5    6.98    6,724.0    7.40
Tangible common
 equity/tangible
 assets..................   6,509.3     6.58     6,213.1    5.94    5,544.4    6.19
Tier 1 capital...........   6,546.2     7.66     6,268.7    6.99    5,686.2    7.10
Total risk-based
 capital.................  10,323.1    12.08    10,135.4   11.31    9,160.7   11.44
Leverage.................   6,546.2     6.49     6,268.7    6.45    5,686.2    6.59
-----------------------------------------------------------------------------------

    The tangible common equity ratio excludes goodwill and other intangible assets from both the numerator and denominator.
    Tier 1 capital consists of total equity plus qualifying capital securities and minority interest, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets and adjustments related to the valuation of mortgage servicing assets.
    Total risk-based capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on certain equity securities.
    Both the Tier 1 and total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.
    The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation excludes certain intangible and mortgage servicing assets.
    National City's Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively.
    As of March 31, 2002, December 31, 2001, and March 31, 2001, National City and each of its affiliate banks were categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2002 that management believes have changed any subsidiary bank's capital category. Under current Federal Reserve regulations, the banking subsidiaries are limited in the amount they may loan to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the bank's capital stock, surplus and undivided profits, plus the allowance for loan losses. Loans from subsidiary banks to nonbank affiliates, including the parent company, are also required to be collateralized.
    Dividends that may be paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without prior regulatory approval, as of March 31, 2002, the subsidiary banks have the ability to pay dividends to the parent company in the amount of $1.2 billion. During the first quarter of 2002, there were no dividends declared or paid to the parent company by the bank subsidiaries.

13. STOCKHOLDERS' EQUITY

    A summary of outstanding shares of the Corporation's preferred and common stock follows:

                           MARCH 31       Dec. 31      March 31
                             2002          2001          2001
-----------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......       13,969        13,969       599,365
Common Stock, $4 par
  value, authorized
  1,400,000,000 shares..  608,395,463   607,354,729   600,749,772

    National City's preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The preferred shares may be redeemed by National City at its option at any time, or from time to time, at $50 per share, plus unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock. Except in certain circumstances, the holders of the preferred stock have no voting rights. During the three months ended March 31, 2002 and 2001, no preferred shares were converted into National City common stock.
    On January 1, 2001, the Corporation recorded a transition loss of $26.0 million after tax, presented as a cumulative effect of a change in accounting principle, associated with establishing the fair values of derivatives designated into cash flow hedging relationships on the balance sheet in accordance with the adoption of SFAS 133.
    In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. During the first quarter of 2001, the Corporation repurchased 9.3 million shares of its common stock. There were no shares repurchased by the Corporation during the first quarter of 2002 and as of March 31, 2002, 15.6 million shares remained authorized for repurchase under the October 1999 repurchase authorization.
    A summary of activity in accumulated other comprehensive income follows:

                                         Three Months
                                            Ended
                                           March 31
                                    ----------------------
          (In Thousands)              2002          2001
----------------------------------------------------------
Accumulated unrealized gains on
  securities available for sale at
  January 1, net of tax...........  $105,656      $ 60,577
Net unrealized gains for the
  period, net of tax expense of
  $6,458 in 2002 and $43,801 in
  2001............................    11,993        81,345
Reclassification adjustment for
  gains included in net income,
  net of tax expense of $18,736 in
  2002 and $30,845 in 2001........   (34,796)      (57,285)
                                    --------      --------
Effect on other comprehensive
  income for the period...........   (22,803)       24,060
                                    --------      --------
Accumulated unrealized gains on
  securities available for sale at
  March 31, net of tax............  $ 82,853      $ 84,637
                                    ========      ========
Accumulated unrealized losses on
  derivatives used in cash flow
  hedging relationships at January
  1, net of tax...................  $(33,379)     $     --
Cumulative effect of change in
  accounting principle, net of tax
  benefit of $13,997..............        --       (25,995)
Net unrealized gains (losses) for
  the period, net of tax expense
  (benefit) of $26,658 in 2002 and
  ($14,726) in 2001...............    49,508       (27,348)
Reclassification adjustment for
  gains (losses) included in net
  income, net of tax expense
  (benefit) of ($15,542) in 2002
  and $670 in 2001................   (28,863)        1,244
                                    --------      --------
Effect on other comprehensive
  income for the period...........    20,645       (52,099)
                                    --------      --------
Accumulated unrealized losses on
  derivatives used in cash flow
  hedging relationships at March
  31, net of tax..................  $(12,734)     $(52,099)
                                    ========      ========
Accumulated other comprehensive
  income at January 1, net of
  tax.............................  $ 72,277      $ 60,577
Other comprehensive income, net of
  tax.............................    (2,158)      (28,039)
                                    --------      --------
Accumulated other comprehensive
  income at March 31, net of
  tax.............................  $ 70,119      $ 32,538
                                    ========      ========

14. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                        Three Months Ended
                                             March 31
                                       --------------------
           (In Thousands)                2002        2001
-----------------------------------------------------------
Applicable to income exclusive of
  securities transactions............  $213,514    $203,345
Applicable to securities
  transactions.......................    18,736      30,845
                                       --------    --------
  Total income tax expense...........  $232,250    $234,190
                                       ========    ========

    The effective tax rate was 34.2% and 41.1% for the three months ended March 31, 2002 and 2001, respectively. Income tax expense for the first three months of 2001 included a $40.0 million charge related to tax exposure for corporate-owned life insurance deductions. See Note 15 for further discussion.

15. COMMITMENTS, CONTINGENT LIABILITIES, AND RELATED PARTY TRANSACTIONS

    A summary of the contract amount of significant commitments follows:

                              MARCH 31   Dec. 31   March 31
(In Millions)                   2002      2001       2001
-----------------------------------------------------------
Commitments to extend credit
  Revolving home equity and
    credit card lines.......  $18,188    $19,531   $17,353
  Other loans...............   29,951     31,067    20,244
Standby letters of credit...    3,536      3,406     3,230
Commercial letters of
  credit....................       95        154       147
Net commitments to sell
  mortgage loans and
  mortgage-backed
  securities................   10,797     14,130     4,157
Commitment to fund liquidity
  needs of commercial paper
  conduit...................    3,574      3,637     2,663

    Commitments to extend credit are agreements to lend, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates, and the Corporation's exposure is limited to the replacement value of those contracts. Certain lending commitments for conforming residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS 133, and changes in the fair value of those commitments due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion of derivative instruments is included in Notes 1 and 17.
    Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.
    The credit risk associated with loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer.
    The Corporation also enters into forward contracts for the future delivery or purchase of fixed-rate conforming residential mortgage loans and mortgage-backed securities at a specified interest rate to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing assets. These contracts are also considered derivative instruments under SFAS 133 and changes in the fair value of these contracts due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion of derivative instruments is included in Notes 1 and 17.
    Under an agreement with an unconsolidated commercial paper conduit into which the Corporation and other parties have sold assets, National City has an unfunded commitment to provide liquidity to the conduit in the event funding cannot be readily accessed in the commercial paper market. No amounts were outstanding under this liquidity facility at March 31, 2002, December 31, 2001, and March 31, 2001. Further discussion of this conduit is included in Note 4.
    National City also has commitments under long-term operating leases, which are discussed in Note 9 to the Corporation's 2001 Annual Report on Form 10-K and have not materially changed since December 31, 2001.
    During late 1999, the Corporation was notified by the Internal Revenue Service (IRS) of adjustments relating to its corporate-owned life insurance
(COLI) programs proposed in the Revenue Agent's Reports for the Corporation's Federal income tax returns for the years 1990 through 1995. These proposed adjustments involved the disallowance of certain deductions, which, with the expected effect on tax returns for years subsequent to 1995, represented an exposure for tax and interest of approximately $200 million. In the first quarter of 2000, the Corporation made payments of taxes and interest attributable to COLI interest deductions for years 1990 through 1995 to avoid the potential assessment by the IRS of any additional above-market rate interest on the contested amount. The payments to the IRS were included on the balance sheet in other assets pending the resolution of this matter. In February 2001, the Corporation recorded a $40.0 million charge related to the tax exposure on the COLI deductions. Subsequently, in May 2001, the Corporation reached a final settlement through negotiations with the IRS for all tax years containing such deductions. The first quarter charge when combined with previous accruals covered the full settlement amount. As a result, the Corporation has no further balance sheet or income statement exposure related to this matter.
    The Corporation, through merchant card services provided by its National Processing subsidiary and under the rules governing VISA(R) and MasterCard(R) transactions, may be contingently liable for certain amounts disputed between a customer and a merchant for which the Corporation credits or refunds the customer but is unable to collect the amount from the merchant due to bankruptcy or other reasons. In most cases, a contingent liability is unlikely to arise because most products and services are delivered when purchased and credits are issued on returned items. However, where the product or service is not provided until some later time following the purchase, a contingent liability could arise in the event the Corporation is unable to collect from the merchant. In the opinion of management, the probability of a material loss to the Corporation arising from any potential contingent liability is remote.
    National City or its subsidiaries are also involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. It is management's opinion the consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or claims.
    The Corporation has no material related party transactions which would require disclosure. The Corporation does extend credit to certain officers and directors of the Corporation and its banking subsidiaries in the ordinary course of business and under substantially the same terms as comparable third party lending arrangements.

16. NET INCOME PER SHARE

    The calculation of net income per common share follows:

                                                   Three Months
                                                       Ended
                                                     March 31
            (In Thousands, Except               -------------------
              PER SHARE AMOUNTS)                  2002       2001
-------------------------------------------------------------------
BASIC:
 Net income...................................  $446,131   $335,403
 Less preferred dividends.....................        10        450
                                                --------   --------
 Net income applicable to common stock........  $446,121   $334,953
                                                ========   ========
 Average common shares outstanding............   607,815    600,889
                                                ========   ========
 Net income per common share - basic..........      $.73       $.56
                                                ========   ========
DILUTED:
 Net income...................................  $446,131   $335,403
                                                ========   ========
 Average common shares outstanding............   607,815    600,889
 Stock option adjustment......................     6,184      7,395
 Preferred stock adjustment...................        43      1,816
                                                --------   --------
 Average common shares outstanding - diluted..   614,042    610,100
                                                ========   ========
 Net income per common share - diluted........      $.73       $.55
                                                ========   ========

    Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.
    Diluted net income per common share takes into consideration the pro forma dilution assuming the Corporation's outstanding convertible preferred stock and in-the-money outstanding stock options were converted or exercised into common shares. Net income is not adjusted for preferred dividend requirements since the preferred shares are assumed to be converted at the beginning of the period. The average price of the Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options.

17. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. It also executes derivative instruments with its commercial banking customers to facilitate their risk management strategies. Derivative instruments represent contracts between parties that usually require no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.
    The Corporation's primary market risk is interest rate risk. Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. These instruments primarily include interest rate swaps, interest rate futures, forward agreements, and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environment.
    SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires all derivative instruments to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions. These provisions permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative. Note 1 provides further detail on how derivative instruments are accounted for in the financial statements. The Corporation usually designates derivative instruments used to manage interest rate risk into SFAS 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management are not designated in a SFAS 133 hedge relationship. Such will be the case if the derivative instrument is being used to offset risk related to an asset or liability that is accounted for at fair value in the financial statements, if the derivative instrument has been moved out of a SFAS 133 relationship because the hedge was deemed not effective, or if operational or cost constraints make it prohibitive to apply hedge accounting.
    As with any financial instrument, derivative instruments have inherent risks. Market risk is the adverse effect a change in interest rates, currency, or implied volatility has on the value of a financial instrument. National City manages market risk associated with derivative instruments by establishing and monitoring limits as to the degree of risk that may be undertaken. The risk is periodically measured as part of the Corporation's overall market risk monitoring process, which includes the use of earnings simulation, net present value estimation, and value-at-risk methodologies. See the Market Risk section of the Financial Review.
    Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains.

The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At March 31, 2002 these collateral agreements covered 99.5% of the notional amount of the total dealer derivative portfolio, excluding futures and forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and the Corporation held cash, U.S. government and U.S. government-sponsored agency securities with a fair value of $85.8 million to collateralize net gains with counterparties. The Corporation had also pledged and delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $133.3 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact that these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements since the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.
    FAIR VALUE HEDGES: The Corporation uses pay-fixed interest rate swaps, interest rate futures, interest rate caps and floors, interest rate forwards and forward purchase commitments to hedge the fair values of mortgage servicing assets, certain fixed-rate residential and commercial loans, and U.S. Treasury securities for changes in interest rates.
    The Corporation also uses receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged included purchased deposits, long-term FHLB advances, corporate and subordinated long-term debt, and senior bank notes.
    The tables on the following pages provide further information regarding the derivative instruments designated in fair value hedge relationships at March 31, 2002 and December 31, 2001.
    For the three months ended March 31, 2002 and March 31, 2001, the Corporation recognized net ineffective fair value hedge gains (losses) of $24.1 and $(4.6) million, respectively. Ineffective hedge gains (losses) for mortgage loans held for sale and servicing assets totaled $19.9 million and $(1.5) million, respectively, and are included in "Mortgage Banking Revenue" on the income statement. Ineffective hedge gains (losses) related to hedging of commercial loans, U.S. Treasury securities and fixed rate funding products are included in "Other" noninterest income on the income statement and totaled $4.2 million and $(3.1) million, respectively. No gains or losses were recognized during 2002 and 2001 related to components of derivative instruments which were excluded from the assessment of hedge ineffectiveness.
    CASH FLOW HEDGES: The Corporation hedges cash flow variability related to variable-rate funding products, specifically FHLB advances and senior bank notes, through the use of pay-fixed interest rate swaps and interest rate caps. The Corporation also holds pay-fixed interest rate swaps to hedge forecasted cash flows associated with debt instruments expected to be issued subsequent to 2002.
    Pay-fixed interest rate swaps and interest rate futures were entered into in 2001 to hedge the cash flows expected from the forecasted sale through securitization of certain fixed-rate automobile loans classified as held for securitization on the Corporation's balance sheet as of December 31, 2001. The automobile loans were sold through securitization in the first quarter of 2002. See Note 4 for further discussion of the automobile loan securitization.
    For the three months ended March 31, 2002 and 2001, the Corporation recognized net ineffective cash flow hedge losses of $.2 and $.1 million, respectively. These losses are also included in the caption "Other" noninterest income on the income statement. No gains or losses were recognized during 2002 and 2001 related to components of derivative instruments which were excluded from the assessment of hedge ineffectiveness.
    Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2002 and 2001, accumulated other comprehensive income included a deferred after-tax net loss of $12.7 million and $52.1 million, respectively, related to derivatives used to hedge funding cash flows. See Note 13 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in other comprehensive income as of March 31, 2002 related to the derivatives used to hedge funding cash flows is projected to be reclassified into earnings in conjunction with the recognition of interest payments through February 2005, with $40.4 million of net loss expected to be reclassified within the next year. For the three months ended March 31, 2002 and 2001, pretax losses of $46.4 million and $1.9 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. Also during the first quarter of 2002, pretax gains of $2.0 million were reclassified into other income as part of the gain on the automobile loan securitization. There were no gains or losses reclassified into earnings in either 2002 or 2001 because it became probable that the original forecasted transaction would not occur.
    OTHER DERIVATIVE ACTIVITIES: The Corporation's derivative portfolio also includes derivative instruments not included in SFAS 133 hedge relationships. Those derivatives include purchased derivatives, primarily swaps, futures and forwards, used for interest rate, foreign currency, and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133 and derivatives executed with customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. The Corporation generally does not enter into derivative transactions for purely speculative purposes. At March 31, 2002, derivatives not used in SFAS 133 relationships (non-SFAS 133 derivatives) had a net fair value of $19.0 million. Net gains generated from non-SFAS 133 derivative instruments for the three months ended March 31, 2002 and 2001 totaled $39.2 million and $235.4 million, respectively.
    All derivative contracts are valued using either cash flow projection models acquired from third parties or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on March 31, 2002 and December 31, 2001.

    Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at March 31, 2002 follows:

                                                                                  Net                 Weighted Average
                                                            Derivative        Ineffective   -------------------------------------
                                            Notional   --------------------   Hedge Gain    Receive     Pay     Strike     Life
(Dollars in Millions)                        Amount     Asset     Liability    (Loss)(a)    Rate(b)   Rate(b)   Rate(b)   (Years)
---------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps.....  $   115     $   --     $  2.2                    5.84%     6.30%        --%      6.8
    Pay-fixed interest rate swaps.........    3,711        7.0      110.7                    2.22      5.66         --       3.6
    Eurodollar interest rate caps
      purchased...........................        3         --         .1                      --        --       9.00       9.9
    Eurodollar interest rate caps sold....      740         --        7.3                      --        --       6.42       3.3
    Prime interest rate caps sold.........       50                    .2                      --        --      10.00       2.9
    Eurodollar interest rate floors
      sold................................       60         --        2.4                      --        --       5.25       4.2
    Eurodollar interest rate futures
      sold................................    4,349         --         --                      --        --         --        --
    Eurodollar interest rate futures
      purchased...........................    3,899         --         --                      --        --         --        --
                                            --------   --------   ---------
        Total.............................   12,927        7.0      122.9       $  3.7
  Mortgage loans held for sale
    Forward commitments to sell mortgage
      loans and mortgage-backed                                                                                            .3 or
      securities..........................   12,403       97.8         --                      --        --         --      less
    Receive-fixed interest rate swaps.....    2,260         --       48.1                    5.19      2.36         --       7.4
    Pay-fixed interest rate swaps.........      250         --         .9                    4.85      2.08         --       5.2
    Constant maturity swap interest rate
      caps purchased......................    3,500       57.6         --                      --        --       6.23       2.8
                                            --------   --------   ---------
        Total.............................   18,413      155.4       49.0         (5.4)
  Available-for-sale securities
    Pay-fixed interest rate swaps.........      500         --        5.3           .4       1.90      4.26         --       1.4

  Mortgage servicing assets
    Forward commitments to purchase                                                                                        .3 or
      mortgage-backed securities..........    3,180        3.2        2.9                      --        --         --      less
    Receive-fixed interest rate swaps.....    3,278       67.7       18.2                    5.91      1.91         --       8.1
    Pay-fixed interest rate swaps.........    1,000        6.4         --                    2.65      6.15         --       7.7
    Principal-only swaps..................      540        3.8       19.5                      --      2.06         --       1.7
    Forward volatility agreements.........      500         .5         --                      --        --         --       0.3
    U.S. Treasury interest rate caps
      purchased...........................    1,340         .2         --                      --        --       6.43       0.5
    Constant maturity swap interest rate
      caps purchased......................   11,550       75.5         --                      --        --       6.81       2.2
    Eurodollar interest rate caps
      purchased...........................      500        9.0         --                      --        --       4.75       2.8
    U.S. Treasury interest rate floors
      purchased...........................      125         .1         --                      --        --       4.80       0.7
    Interest rate swap futures............      125         --         --                      --        --         --        --
    U.S. Treasury Note futures............      125         --         --                      --        --         --        --
    U.S. Government Agency futures........      100         --         --                      --        --         --        --
    U.S. Treasury futures options.........      350         .9         --                      --        --         --        --
                                            --------   --------   ---------
        Total.............................   22,713      167.3       40.6         25.3
  Funding
    Receive-fixed interest rate swaps.....    4,305       68.5       33.2           .1       5.74      1.90         --       7.0
                                            --------   --------   ---------
Total derivatives used in fair value
  hedges..................................  $58,858     $398.2     $251.0         24.1
                                            =======     ======     ======
CASH FLOW HEDGES
  Funding
    Pay-fixed interest rate swaps.........  $ 8,400     $ 31.0     $ 44.1                    2.20      4.50         --       1.6
    Eurodollar interest rate caps
      purchased...........................    5,000        3.7         .9                      --        --       4.70       1.7
                                            --------   --------   ---------
        Total.............................   13,400       34.7       45.0          (.2)
                                            --------   --------   ---------
Total derivatives used in cash flow
  hedges..................................  $13,400     $ 34.7     $ 45.0          (.2)
                                            ========   ========   =========
Total derivatives used for interest rate
  risk management and designated in SFAS
  133 relationships.......................  $72,258     $432.9     $296.0       $ 23.9
                                            ========   ========   =========
---------------------------------------------------------------------------------------------------------------------------------

(a) Represents net ineffective hedge gain (loss) on hedging strategy for the three months ended March 31, 2002
(b) The weighted-average rates are those in effect in the specified contracts at March 31, 2002

    Summary information regarding interest rate derivatives used for interest rate risk management purposes and designated as accounting hedges under SFAS 133 at December 31, 2001 follows:

                                                                                                    Weighted-Average
                                                                      Derivative        -----------------------------------------
                                                      Notional   --------------------   Receive      Pay       Strike      Life
               (Dollars in Millions)                   Amount     Asset     Liability   Rate(a)    Rate(a)    Rate(a)    (Years)
---------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps...............  $   268     $   .1     $  4.8         5.18%      4.74%        --%       5.1
    Pay-fixed interest rate swaps...................    3,767        5.2      131.6         2.24       5.67         --        3.5
    Eurodollar interest rate caps purchased.........        3         --         --           --         --       9.00       10.2
    Eurodollar interest rate caps sold..............      690         --        8.5           --         --       6.74        3.3
    Eurodollar interest rate floors sold............       60         --        3.1           --         --       5.25        4.4
    Eurodollar interest rate futures sold...........    3,390         --         --           --         --         --         --
    Eurodollar interest rate futures purchased......    3,329         --         --           --         --         --         --
                                                      --------   --------   ---------
        Total.......................................   11,507        5.3      148.0
  Mortgage loans held for sale
    Forward commitments to sell mortgage loans and                                                                          .3 or
      mortgage-backed securities....................   18,571      210.5         --           --         --         --       less
    Receive-fixed interest rate swaps...............    1,960         --       52.3         4.98       1.99         --        7.0
    Pay-fixed interest rate swaps...................      250         --        1.6         4.85       2.06         --        5.4
    Constant maturity swap interest rate caps
      purchased.....................................    2,500       61.8         --           --         --       5.82        2.9
                                                      --------   --------   ---------
        Total.......................................   23,281      272.3       53.9
  Available-for-sale securities
    Pay-fixed interest rate swaps...................      500         --        8.4         1.93       4.26         --        1.6
  Mortgage servicing assets
    Forward commitments to purchase mortgage-backed                                                                         .3 or
      securities....................................    2,815         .9       12.3           --         --         --       less
    Receive-fixed interest rate swaps...............    3,353       89.5        7.0         5.94       2.07         --        7.5
    Pay-fixed interest rate swaps...................      750        8.7         .2         2.83       5.69         --        7.1
    Principal-only interest rate swaps..............      605        7.2       34.6           --       2.11         --        1.8
    Forward volatility agreements...................      750         --        3.7           --         --         --         .1
    U.S. Treasury interest rate caps purchased......    2,605         .5         --           --         --       6.66         .6
    Constant maturity swap interest rate caps
      purchased.....................................    9,100       78.2         --           --         --       6.80        2.3
    U.S. Treasury interest rate floors purchased....      125         .3         --           --         --       4.80        1.0
    U.S. Treasury futures purchased.................      135         --         --           --         --         --         --
                                                      --------   --------   ---------
        Total.......................................   20,238      185.3       57.8
  Funding
    Receive-fixed interest rate swaps...............    4,530       93.2       22.5         6.07       2.09         --       11.0
                                                      --------   --------   ---------
Total derivatives used in fair value hedges.........  $60,056     $556.1     $290.6
                                                      ========   ========   =========
CASH FLOW HEDGES
  Automobile loans held for sale
    Pay-fixed interest rate swaps...................  $   280     $  2.8     $   --         1.79       3.94         --        2.7
    Eurodollar interest rate futures sold...........    1,290         --         --           --         --         --         --
                                                      --------   --------   ---------
        Total.......................................    1,570        2.8         --
  Funding
    Pay-fixed interest rate swaps...................    7,500       19.6       71.2         2.27       4.49         --        1.7
    Eurodollar interest rate caps purchased.........    5,000       36.0         --           --         --       4.70        2.0
                                                      --------   --------   ---------
        Total.......................................   12,500       55.6       71.2
                                                      --------   --------   ---------
Total derivatives used in cash flow hedges..........  $14,070     $ 58.4     $ 71.2
                                                      ========   ========   =========
Total derivatives used for interest rate risk
  management and designated in SFAS 133
  relationships.....................................  $74,126     $614.5     $361.8
                                                      ========   ========   =========
---------------------------------------------------------------------------------------------------------------------------------

(a) The weighted-average rates are those in effect in the specified contracts at December 31, 2001

18. LINE OF BUSINESS RESULTS

    National City operates six major lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage, and National Processing.
    Retail sales and distribution includes deposit gathering, direct consumer lending, and small business banking services. Wholesale banking includes credit and related financial services to large- and medium-sized corporations along with syndicated lending, venture capital, structured finance, and investment banking. Consumer finance is comprised of credit card lending, education finance, dealer finance, national home equity lending, and nonconforming residential lending and servicing. Asset management includes the institutional trust, retail brokerage, and personal wealth management businesses. National City Mortgage represents conforming mortgage banking activities conducted through the Corporation's wholly-owned subsidiary, National City Mortgage Co. National Processing consists of merchant card processing and payment services conducted through National Processing, Inc., National City's 85%-owned subsidiary.
    The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Asset securitizations are considered investment funding transactions and the effects of such securitizations are included within the parent and other category. The assets sold through securitization continue to be reflected as owned by the business unit that manages those assets. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been restated to conform with the current period's presentation.
    Parent and other is primarily comprised of the results of investment funding activities, including asset securitization activities, intersegment revenue (expense) eliminations, and unallocated corporate income and expense.
    Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business is included in the table below.

                                          Retail
                                          Sales
                                           and        Wholesale   Consumer     Asset      National City
           (In Thousands)              Distribution    Banking    Finance    Management     Mortgage
-------------------------------------------------------------------------------------------------------
QUARTER ENDED
 MARCH 31, 2002
Net interest income (expense)(a).....    $381,304     $246,274    $237,061    $ 25,301      $150,715
Provision (benefit) for loan
 losses..............................      23,021       94,004     79,176        1,509            --
                                         --------     --------    --------    --------      --------
Net interest income (expense)
 after provision (benefit)...........     358,283      152,270    157,885       23,792       150,715
Noninterest income...................     154,114       72,357     33,701      104,950       135,484
Noninterest expense..................     290,641      123,321    115,391       84,400       125,410
                                         --------     --------    --------    --------      --------
Income before taxes..................     221,756      101,306     76,195       44,342       160,789
Income tax expense (benefit)(a)......      87,372       39,587     30,021       17,347        59,523
                                         --------     --------    --------    --------      --------
Net income...........................    $134,384     $ 61,719    $46,174     $ 26,995      $101,266
                                         ========     ========    ========    ========      ========
Intersegment revenue (expense).......    $  4,491     $  3,107    $    --     $  3,787      $ (2,518)
Average assets (in millions).........      17,690       31,471     23,416        3,024        15,114

QUARTER ENDED
 MARCH 31, 2001
Net interest income (expense)(a).....    $378,490     $243,284    $181,735    $ 28,848      $ 12,960
Provision (benefit) for loan
 losses..............................      12,113       25,020     55,168          524            --
                                         --------     --------    --------    --------      --------
Net interest income (expense) after
 provision (benefit).................     366,377      218,264    126,567       28,324        12,960
Noninterest income...................     136,480       70,969     20,994      106,611       120,568
Noninterest expense..................     278,414      121,733    120,120       85,358        86,113
                                         --------     --------    --------    --------      --------
Income before taxes..................     224,443      167,500     27,441       49,577        47,415
Income tax expense(a)................      84,166       62,587     10,290       18,551        17,602
                                         --------     --------    --------    --------      --------
Net income...........................    $140,277     $104,913    $17,151     $ 31,026      $ 29,813
                                         ========     ========    ========    ========      ========
Intersegment revenue (expense).......    $ 16,162     $  5,697    $    --     $  3,911      $ (1,686)
Average assets (in millions).........      16,683       31,186     20,197        2,672         4,778
-------------------------------------------------------------------------------------------------------


                                        National     Parent     Consolidated
           (In Thousands)              Processing   and Other      Total
-------------------------------------  -------------------------------------
QUARTER ENDED
 MARCH 31, 2002
Net interest income (expense)(a).....   $  1,190    $(36,495)    $1,005,350
Provision (benefit) for loan
 losses..............................         --      (9,070)       188,640
                                        --------    --------     ----------
Net interest income (expense)
 after provision (benefit)...........      1,190     (27,425)       816,710
Noninterest income...................    109,777     134,010        744,393
Noninterest expense..................     91,503      44,223        874,889
                                        --------    --------     ----------
Income before taxes..................     19,464      62,362        686,214
Income tax expense (benefit)(a)......      7,416      (1,183)       240,083
                                        --------    --------     ----------
Net income...........................   $ 12,048    $ 63,545     $  446,131
                                        ========    ========     ==========
Intersegment revenue (expense).......   $     --    $ (8,867)    $       --
Average assets (in millions).........        438      10,955        102,108
QUARTER ENDED
 MARCH 31, 2001
Net interest income (expense)(a).....   $  2,360    $(68,449)    $  779,228
Provision (benefit) for loan
 losses..............................         --      (9,453)        83,372
                                        --------    --------     ----------
Net interest income (expense) after
 provision (benefit).................      2,360     (58,996)       695,856
Noninterest income...................    106,916     124,132        686,670
Noninterest expense..................     90,624      22,635        804,997
                                        --------    --------     ----------
Income before taxes..................     18,652      42,501        577,529
Income tax expense(a)................      7,113      41,817        242,126
                                        --------    --------     ----------
Net income...........................   $ 11,539    $    684     $  335,403
                                        ========    ========     ==========
Intersegment revenue (expense).......   $     --    $(24,084)    $       --
Average assets (in millions).........        415      11,680         87,611
-----------------------------------------------------------------------------------------

(a) Includes tax-equivalent adjustment for tax-exempt interest income

FINANCIAL REVIEW
     The financial review discusses the financial condition and results of operations of National City Corporation for the three months ended March 31, 2002 and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 4 through 26.
     This quarterly report contains certain forward-looking statements (as defined in the Private Securities Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans, and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions, continuing consolidation in the financial services industry, and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
     National City's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are primarily necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent on a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. The most significant accounting policies followed by the Corporation are presented in
Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques required and the sensitivity of financial statements to the methods, assumptions, and estimates underlying the financial statements, management has identified the determination of the allowance for loan losses, the valuation of retained interests, including mortgage and other servicing assets, and the determination of the residual values of leased assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. Any material effect on the financial statements during the first quarter of 2002 related to these critical accounting areas is discussed in this financial review. The remainder of this financial review should be read in conjunction with the consolidated financial statements and related notes presented on pages 4 through 26.
RECENT ACCOUNTING PRONOUNCEMENTS
     Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Corporation during the first quarter of 2002 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Corporation's financial condition or results of operations, the impacts are discussed in the applicable section(s) of this financial review.
EARNINGS SUMMARY
     Net income was $446.1 million, or $.73 per diluted share for the first quarter of 2002, up from first quarter 2001 net income of $335.4 million, or $.55 per diluted share. Returns on average common equity and assets were 24.0% and 1.77%, respectively, for the 2002 first quarter, compared to 20.5% and 1.55%, respectively, for the comparable 2001 period.
     Results for the first quarter of 2002 reflected record earnings driven by strength in net interest income and mortgage banking.
NET INTEREST INCOME
     Tax equivalent net interest income for the first quarter of 2002 rose to $1,005.3 million from $952.7 million last quarter and $779.2 million in the first quarter of 2001. The net interest margin was 4.36% for the 2002 first quarter, an improvement over net interest margins of 4.25% and 3.92% for the fourth and first quarters of 2001, respectively.
     The growth in net interest income and the net interest margin in 2002 reflected strong loan volumes, especially real estate mortgage and home equity loans, continued successful deposit-gathering efforts, and the positive impact of a low rate environment on funding costs and spreads. An improved asset and funding mix, resulting from balance sheet restructuring efforts in prior periods, also contributed to the net interest margin's strength.
     The Corporation continued to diversify its funding sources and provide for greater capital efficiency through asset securitization. During the first quarter of 2002, $425.0 million of credit card receivables and $1.1 billion of automobile loans were securitized. In the first quarter of last year, the Corporation securitized $425.0 million of credit card receivables. Securitization involves the sale of assets to an unconsolidated trust, which sells beneficial interests to investors in the form of asset-backed securities. The Corporation's on-balance-sheet funding needs are then reduced by the amount of the assets securitized. Further detail on asset securitization transactions, including retained interests, is included in Notes 1 and 4 of the consolidated financial statements.

TABLE 1: AVERAGE EARNING ASSETS

                                                                             Three Months Ended
                                                              ---------------------------------
                                                              MAR. 31      Dec. 31     Mar. 31
(In Millions)                                                    2002         2001        2001
-----------------------------------------------------------------------------------------------
Loans.......................................................  $67,929      $68,694     $66,225
Loans held for sale or securitization.......................   15,015       11,908       3,604
Securities (at cost)........................................    8,834        8,322       9,491
Other.......................................................      800          424         442
                                                              -------      -------     -------
  Total earning assets......................................  $92,578      $89,348     $79,762
                                                              =======      =======     =======

     Average earning assets (Table 1) were up in the first quarter of 2002 due to strong loan originations offset partially by the effects of the credit card and automobile loan securitizations. Adjusting for securitizations, average portfolio loans in the first quarter of 2002 decreased modestly from the fourth quarter of 2001, but were up 5% over the first quarter of 2001. Portfolio loan growth over the past year has been driven by strong nonconforming residential real estate and home equity loan production fueled by the low interest rate environment and a strong housing market. Nonconforming mortgage production is generated by the Corporation's consumer finance subsidiary, First Franklin Financial Corporation (First Franklin). A portion of this production is retained in portfolio with the remainder sold to third parties. Nonconforming mortgage originations were $2.0 billion in the 2002 first quarter, up from $1.8 billion last quarter and $1.0 billion in the year ago quarter. Over the past year, $4.3 billion of First Franklin production has been retained for the residential real estate portfolio. The retention of these loans drove the increase in average residential real estate loans, offset to some extent by runoff in the conforming mortgage loan portfolio as nearly all conforming mortgage loan production was originated for sale in the secondary market. In addition to benefiting from lower interest rates, home equity loan growth during the past year has also been supported by increased focus on the national home equity market. The national home equity lending group, which is part of the consumer finance line of business, originates out-of-market home equity loans through a network of retail and wholesale brokers throughout the United States. The strong residential real estate and home equity loan growth was somewhat offset by a decline in the commercial loan portfolio, which was affected by the weaker business environment. Also affecting the commercial loan portfolio during the first quarter of 2002 was the reclassification of approximately $400 million of real-estate secured loans from the commercial loan portfolio to the commercial real estate portfolio.
     Growth in average loans held for sale or securitization was driven primarily by mortgage refinancing activity over the past year, which boosted average mortgage loans held for sale to $13.9 billion in the first quarter of this year, up from $11.4 billion and $3.5 billion in the fourth and first quarters of last year, respectively. Conforming mortgage loan originations were $14.4 billion, $20.3 billion, and $8.9 billion for the three-month periods ended March 31, 2002, December 31, 2001, and March 31, 2001, respectively. Average loans held for securitization in the first quarter of 2002 included $1.1 billion of automobile and credit card loans, which were principally designated as held for sale in 2001 and securitized during the first quarter of this year. Comparable balances in the fourth and first quarters of 2001 were $480.2 million and $131.3 million, respectively.
     Average securities, at amortized cost, increased slightly from $8.3 billion in the fourth quarter of 2001 to $8.8 billion in the first quarter of 2002. The 2002 first quarter average balance was down from a year ago due to both sale and runoff, reflecting efforts to improve the mix of earning assets.
     The overall average level of funding (Table 2) was higher in the first quarter of 2002 due to the increase in mortgage loans held for sale. Core deposit balances continued to increase due to net growth in new accounts spurred by ongoing initiatives to improve products and provide better customer service. Core deposit growth over the past year has also been driven by an increase in deposits associated with a higher level of customer escrow balances related to the increase in mortgage loan origination and loan payoff activities and a general shift in customer preference away from the equity markets and into insured bank deposits.

TABLE 2: AVERAGE SOURCES OF FUNDING

                                                                             Three Months Ended
                                                              ---------------------------------
                                                              MAR. 31      Dec. 31     Mar. 31
(In Millions)                                                    2002         2001        2001
-----------------------------------------------------------------------------------------------
Noninterest bearing deposits................................  $12,366      $12,526     $10,781
Interest bearing core deposits..............................   37,124       36,344      35,836
                                                              -------      -------     -------
    Total core deposits.....................................   49,490       48,870      46,617
Purchased deposits..........................................   11,321       11,866       7,360
Short-term borrowings.......................................   12,882       11,620       8,817
Long-term debt and capital securities.......................   18,615       16,721      16,853
                                                              -------      -------     -------
    Total purchased funding.................................   42,818       40,207      33,030
Stockholders' equity........................................    7,529        7,333       6,650
                                                              -------      -------     -------
    Total funding...........................................  $99,837      $96,410     $86,297
                                                              =======      =======     =======
    Total interest bearing liabilities......................  $79,942      $76,551     $68,866
                                                              =======      =======     =======

TABLE 3: PERCENTAGE COMPOSITION OF AVERAGE FUNDING SOURCES

                                                                             Three Months Ended
                                                              ---------------------------------
                                                              MAR. 31      Dec. 31     Mar. 31
                                                                2002         2001        2001
-----------------------------------------------------------------------------------------------
Core deposits...............................................    49.6%        50.7%       54.0%
Purchased deposits..........................................    11.3         12.3         8.5
Short-term borrowings.......................................    12.9         12.1        10.2
Long-term debt and capital securities.......................    18.7         17.3        19.6
                                                               -----        -----       -----
Purchased funding...........................................    42.9         41.7        38.3
Stockholders' equity........................................     7.5          7.6         7.7
                                                               -----        -----       -----
    Total...................................................   100.0%       100.0%      100.0%
                                                               =====        =====       =====

MARKET RISK
     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors. The primary goals of asset/liability management are to maximize net interest income and the net value of future cash flows within authorized interest rate risk limits. As part of this process, management continually takes into consideration many factors, primarily expected future interest rate movements, variability and timing of future cash flows, mortgage prepayments, and changes in core deposits.

     Interest rate risk is monitored principally through the use of two complementary measures: earnings simulation modeling, which projects changes in net income caused by the effect of changes in interest rates on net interest income, and net present value (NPV) estimation, which measures the sensitivity of balance sheet cash flows to changes in interest rates. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of the Corporation's interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Both the earnings simulation and NPV models assume a parallel shift in the yield curve. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.
     The most recent earnings simulation model prepared for the April 2002 ALCO meeting projects net income would decrease by approximately 7.3% of stable-rate net income if rates were to fall gradually by two percentage points over the next year. It projects an increase of approximately 2.6% if rates were to rise gradually by two percentage points over the same period. The projected decrease in net income is above the ALCO guideline of minus 4.0%, however, management believes an additional decline in market interest rates from their current low level is unlikely and anticipates that interest rates will rise over the next 12 months.
     The net present value model prepared for the April 2002 ALCO meeting projects a decline in NPV of approximately 1.0% if interest rates immediately increased by 150 basis points. If rates immediately decreased by 150 basis points, the model projects an approximate decrease in NPV of 2.1%. Policy guidelines limit the amount of the estimated decline in NPV to 7.0%.
     At the end of 2001, the Corporation's interest-rate-risk position, as presented and discussed in the Corporation's Annual Report on Form 10-K, was slightly asset sensitive. During the first quarter of 2002, management continued to allow the Corporation's interest-rate-risk position to grow more asset sensitive due to the continued expectation that market interest rates will rise over the next year. The shift toward greater asset sensitivity resulted from both changes in business mix, particularly an increase in specialty deposit products which extended the maturity of the customer deposit portfolio, and the use of derivative instruments to convert variable-rate funding to fixed rate. See Notes 1 and 17 to the consolidated financial statements for further discussion of derivative instruments.

NONINTEREST INCOME
     Fees and other income (Table 4) for the first quarter of 2002 of $690.9 million were up from $655.3 million and $598.5 million in the fourth and first quarters of 2001, respectively. First quarter fee income was most significantly affected by growth in mortgage banking revenue and gains of $24.8 million and $25.3 million recognized on the credit card and automobile loan securitizations, respectively. Note 4 of the consolidated financial statements includes further detail on the Corporation's securitization transactions.

TABLE 4: NONINTEREST INCOME

                                                                     Three Months Ended
                                                              --------------------------------
                                                               MAR. 31     Dec. 31    Mar. 31
(In Thousands)                                                  2002         2001       2001
----------------------------------------------------------------------------------------------
Mortgage banking revenue....................................   $195,217    $160,176   $124,426
Deposit service charges.....................................    118,787     122,718    111,806
Card processing revenue.....................................    108,841     122,169    106,441
Trust and investment management fees........................     77,575      72,542     81,850
Card-related fees...........................................     32,136      43,603     44,671
Other service fees..........................................     21,555      26,620     26,190
Brokerage revenue...........................................     27,067      28,056     23,425
Other.......................................................    109,683      79,390     79,731
                                                               --------    --------   --------
  Total fees and other income...............................    690,861     655,274    598,540
Securities gains, net.......................................     53,532      18,543     88,130
                                                               --------    --------   --------
  Total noninterest income..................................   $744,393    $673,817   $686,670
                                                               ========    ========   ========

     Mortgage banking revenue growth on both a year-over-year and linked-quarter basis was driven by the collective combination of secondary market mortgage sales, new mortgage loan production, higher servicing fees due to growth in the loan servicing portfolio, and the recovery of servicing asset impairment. Conforming mortgage loan sales reached $17.0 billion in the 2002 first quarter, up from $12.2 billion and $6.1 billion in the fourth and first quarters of last year, respectively. Sales of First Franklin's nonconforming mortgage loans totaled $634.7 million for the first quarter of 2002, compared to $890.2 million and $103.4 million for the fourth and first quarters of 2001, respectively. New mortgage loan production continued to be strong during the first quarter of 2002 as interest rates for new loans remained at historically low levels with originations designated for sale to third parties totaling $15.0 billion, versus $20.8 billion last quarter and $9.5 billion in the first quarter of 2001. Management expects loan refinancing activity, which has been driving the high volume of originations, to subside in subsequent quarters.

     Compared to the first quarter of 2001, there was also volume-driven growth in deposit service charges, card processing revenue, and brokerage revenue, partially offset by declines in card-related fees, trust and investment management fees, and other service fees. Card-related fees decreased due to an increase in securitized credit card balances, which resulted in certain revenue streams being shifted to interest income, while trust and investment management and other service fees in the 2001 first quarter included higher levels of estate settlement and loan syndication fees. Other noninterest income in the first quarter of 2001 included a $20.6 million credit card securitization gain.
     On a linked quarter basis, deposit service charges, card processing revenue, and card-related fees were adversely affected by seasonal declines in activity. Card-related fees were also reduced as a result of the impact of the securitization of credit card loan balances in the first quarter of 2002. Trust and investment management fees grew over the fourth quarter due to new account acquisition and improved equity markets.
     Net securities gains totaled $53.5 million for the first quarter of 2002, compared to $18.5 million and $88.1 million in the fourth and first quarters of last year, respectively. The majority of securities gains are generated from the Corporation's internally managed equity portfolio of bank and thrift common stock investments. In the first quarter of 2002, bank stock fund gains were $48.4 million, compared to $84.9 million in the first quarter a year ago. There were no bank stock fund gains in the 2001 fourth quarter. Net unrealized gains in the bank stock fund portfolio were $23.9 million at March 31, 2002.

NONINTEREST EXPENSE
     Noninterest expense (Table 5) was $874.9 million in the first quarter of 2002, compared to $884.3 million in the fourth quarter of 2001 and $805.0 million in the first quarter of last year. Affecting the linked-quarter comparison of noninterest expense were higher marketing expenses associated with the Corporation's brand awareness campaign, substantially offset by lower intangibles amortization expense resulting from the adoption of SFAS 142 in the first quarter of 2002. Application of SFAS 142's nonamortization provisions lowered noninterest expense in the 2002 first quarter by approximately $16 million, or $.02 per share after tax. See Notes 1 and 7 to the consolidated financial statements for further discussion of the adoption of SFAS 142.

TABLE 5: NONINTEREST EXPENSE

                                                                        Three Months Ended
                                                              --------------------------------------
                                                               MAR. 31       Dec. 31      Mar. 31
(In Thousands)                                                  2002          2001         2001
----------------------------------------------------------------------------------------------------
Salaries, benefits, and other personnel.....................   $444,328      $448,945     $410,393
Equipment...................................................     62,299        64,658       60,002
Net occupancy...............................................     54,824        53,567       53,479
Third-party services........................................     53,585        60,327       43,601
Card processing fees........................................     53,816        57,506       43,475
Postage and supplies........................................     31,504        33,852       31,176
Intangibles amortization....................................      5,203        21,633       21,082
Marketing and public relations..............................     26,149         7,170       16,545
Telephone...................................................     21,433        21,109       21,307
Travel and entertainment....................................     14,106        15,835       13,552
State and local taxes.......................................     17,236        12,459       13,399
Other.......................................................     90,406        87,254       76,986
                                                               --------      --------     --------
   Total noninterest expense................................   $874,889      $884,315     $804,997
                                                               ========      ========     ========

     Contributing most significantly to the year-over-year quarterly increase in noninterest expense were higher card processing, personnel, brand marketing, third party, and operational costs, including higher loan processing and collection-related expenses, partially offset by lower intangibles amortization expense due to the adoption of SFAS 142. Other noninterest expense in the first quarter of 2002

TABLE 6: NET INCOME BY LINE OF BUSINESS

                                                                 Three Months Ended
                                                              ---------------------------
                                                           MAR. 31    Dec. 31    Mar. 31
(In Thousands)                                               2002       2001       2001
-----------------------------------------------------------------------------------------
Retail sales and distribution............................  $134,384   $135,639   $140,277
Wholesale banking........................................    61,719     93,469    104,913
Consumer finance.........................................    46,174        (15)    17,151
Asset management.........................................    26,995     22,529     31,026
National City Mortgage...................................   101,266     72,199     29,813
National Processing......................................    12,048     18,169     11,539
Parent and other.........................................    63,545      4,595        684
                                                           --------   --------   --------
   Consolidated net income...............................  $446,131   $346,585   $335,403
                                                           ========   ========   ========

included a $13.2 million charge to reflect declines in estimated automobile lease residual values, versus a $13.4 million charge in the fourth quarter and a $33.5 million charge in the first quarter of last year. The Corporation ceased origination of new automobile leases in December 2000.
     Consistent with its focus on long-term sustainable growth, the Corporation continues to invest in increased training, expanded product offerings, enhanced service quality, and targeted technology investment, and also to pursue process improvement initiatives across all businesses.
     The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 51.6% for the first quarter of 2002, compared to 55.0% and 58.4% for the fourth and first quarters of 2001, respectively.

INCOME TAXES
     The Corporation's effective tax rate was 34.2% for the first three months of 2002 compared to 41.1% for the same period in 2001. In the first quarter of 2001, the Corporation recorded a $40.0 million charge related to the settlement of a tax exposure on corporate-owned life insurance (COLI) deductions, which resulted in the higher effective tax rate in 2001. Further discussion of the COLI tax matter is included in Note 15 to the consolidated financial statements.

LINE OF BUSINESS RESULTS

     Following is a discussion of National City's results by line of business. Selected financial information for each business is presented in Note 18 to the consolidated financial statements and in Table 6.
     National City's operations are managed under six lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage, and National Processing.
     The retail sales and distribution line of business made solid progress in growing loans and deposits during the first quarter of 2002. Low interest rates drove strong home equity and residential real estate loan originations. New product initiatives such as free checking, ongoing investments in customer service and branch technology, and initiatives to upgrade customers to deposit products most suitable to their needs, all led to core deposit growth. As a result of these initiatives, deposit account attrition has declined and the retail business line is now experiencing growth in net new account openings. Despite this success, net income for the business line declined from the fourth and first quarters of last year primarily due to the effect of low interest rates on deposit account profitability, which has hurt net interest income and the net interest margin. On a year-over-year basis, increases in the provision for loan losses, due to higher net charge-offs on residential real estate loans, and in noninterest expense, due to an increase in costs associated with new technology and product initiatives, also reduced net income, offset partially by increased gains on sales of conforming residential real estate loans to National City Mortgage. First quarter 2002 noninterest expense for the business line was reduced by approximately $4 million as a result of the adoption of SFAS 142, which requires goodwill to no longer be amortized into the income statement.
     Results for wholesale banking were adversely affected by increased credit costs on leveraged syndicated loans and certain manufacturing and retail-related commercial loans. Credit losses increased significantly in the first quarter of 2002 over the fourth and first quarters of last year and represented the primary factor behind the decline in net income. Management expects credit losses to decline over the remaining quarters of 2002. Commercial loan demand has also been soft due to the weaker economy, resulting in a decline in loan balances which, when coupled with relatively flat spreads, led to a decrease in net interest income from the fourth quarter of last year. On a year-over-year basis, loan balances were up slightly. First quarter 2002 noninterest expense for the business line was reduced by approximately $1 million as a result of the adoption of SFAS 142.
     For consumer finance, the successful execution of strategies to improve growth led to strong first quarter 2002 results. Loan origination volumes in dealer finance, national home equity, and First Franklin were all up over the prior year periods, with nonconforming loan production generated by First Franklin double the level of a year ago. First Franklin production retained for portfolio totaled $1.4 billion in the 2002 first quarter, compared to $946.9 million and $752.2 million in the fourth and first quarters of 2001, respectively. Sales of First Franklin loans to third parties for those same periods were $634.7 million, $890.2 million, and $103.4 million, respectively. The strong loan growth and improved net interest margins led to an increase in net interest income. The loan loss provision, while up from the year-ago first quarter due to a higher level of net charge-offs, declined from the fourth quarter, a period which included additional provision to address deterioration in certain sub-segments of the nonconforming residential real estate portfolio. Net charge-offs for the 2002 first quarter were relatively unchanged from the fourth quarter. Net income for the first quarter of 2002 compared to the first quarter of last year was boosted by increased gains on sales of First Franklin loans and a decline in automobile lease residual value write-downs. Automobile lease residual value charges totaled $13.2 million in the first quarter of 2002, versus $13.4 million and $33.5 million in the fourth and first quarters of last year, respectively. First quarter 2002 noninterest expense for the business line was reduced by approximately $3 million as a result of the adoption of SFAS 142.
     Asset management's net income in the first quarter of 2002 improved over the fourth quarter of last year due primarily to an increase in fees resulting from new account acquisition and a stronger equity market. Compared to the prior year's first quarter, net income declined despite a higher level of administered assets because of a shift in the mix of assets away from equity investment products and into money market funds, which generate lower fees, and devaluation in the equity market. A higher level of estate settlement fees in the 2001 first quarter also affected the year-over-year comparison of fee income. Assets under administration were $143.3 billion, $142.7 billion, and $136.7 billion at March 31, 2002, December 31, 2001, and March 31, 2001, respectively. First quarter 2002 noninterest expense for the business line was reduced by approximately $1 million as a result of the adoption of SFAS 142.
     National City Mortgage produced record net income this quarter due to an increase in loan sales, the strength of conforming mortgage loan originations, and higher servicing fees due to growth in the loan servicing portfolio and the recovery of servicing asset impairment. The average balance of loans held for sale grew to $12.5 billion this quarter, versus $10.1 billion last quarter and $2.2 billion in the year-ago first quarter, boosting net interest income. Loans originated by National City Mortgage totaled $13.1 billion, $17.9 billion, and $7.9 billion for the first quarter of 2002 and fourth and first quarters of 2001, respectively, while loan sales were $17.0 billion, $12.2 billion, and $6.1 billion for those same periods. Management expects loan refinancing activity, which has been driving the high volume of originations, to subside in subsequent quarters. First quarter 2002 noninterest expense for the business line was reduced by approximately $1 million as a result of the adoption of SFAS 142.
     National Processing's net income declined from the fourth quarter of 2001, a quarter which traditionally benefits from seasonally high card processing volumes. Compared to the first quarter of 2001, National Processing's results improved due to the addition of new customers and an increase in transaction volume, stemming in part from the acquisition of AAMS in June 2001, offset mostly by the effects of the July 2001 sale of its Business Process Outsourcing unit. First quarter 2002 noninterest expense was reduced by approximately $800,000 as a result of the adoption of SFAS 142.
     Fluctuations in net income between quarters within the parent and other category were primarily driven by gains from the bank stock fund, securitization transactions, and the $40.0 million COLI tax charge recorded in the first quarter of 2001. Bank stock fund gains totaled $48.4 million in the 2002 first quarter, versus $84.9 million in the 2001 first quarter. There were no bank stock funds gains in the 2001 fourth quarter. Gains from securitization transactions were $50.1 million in the 2002 first quarter and $20.6 million in the 2001 first quarter, with no securitization gains recorded in the 2001 fourth quarter. Also significantly affecting the linked-quarter comparison of net income was a decline in net interest expense resulting from lower interest rates. Noninterest expense for each of the 2001 quarters included approximately $5 million of amortization related to goodwill which was not allocated to the lines of business.

TABLE 7: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS

                                                                          Three Months Ended
                                                                 ---------------------------
                                                              MAR. 31    Dec. 31    Mar. 31
                                                               2002        2001       2001
--------------------------------------------------------------------------------------------
Commercial..................................................    1.53%       .84%       .37%
Real estate - commercial....................................     .09        .07        .10
Real estate - residential...................................     .62        .67        .29
Consumer....................................................    1.24       1.27        .93
Credit card.................................................    4.56       3.95       3.55
Home equity.................................................     .25        .29        .11
 Total net charge-offs to average loans.....................    1.08%       .85%       .51%

TABLE 8: NONPERFORMING ASSETS

                                                              MAR. 31    Dec. 31    Sept. 30    Jun. 30    Mar. 31
(In Millions)                                                  2002       2001         2001      2001       2001
-------------------------------------------------------------------------------------------------------------------
Commercial..................................................   $368.3     $364.2     $354.1      $266.3     $216.5
Real estate - commercial....................................     53.3       63.9       56.1        56.1       57.1
Real estate - residential...................................    228.4      165.9      176.6       134.3      130.4
                                                               ------     ------     ------      ------     ------
   Total nonperforming loans................................    650.0      594.0      586.8       456.7      404.0
Other real estate owned (OREO)..............................     65.6       64.3       62.1        52.0       43.1
                                                               ------     ------     ------      ------     ------
Total nonperforming assets..................................   $715.6     $658.3     $648.9      $508.7     $447.1
                                                               ======     ======     ======      ======     ======
Loans 90 days past due accruing interest....................   $525.8     $541.7     $530.2      $468.0     $423.1
                                                               ======     ======     ======      ======     ======

CREDIT QUALITY
     The Corporation's loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and standard lending policies and underwriting criteria. Note 1 to the consolidated financial statements describes the Corporation's accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for loan losses, including both the allocated and unallocated components. The policies governing nonperforming loans and charge-offs are consistent with regulatory standards.
     Net charge-offs in the first quarter of 2002 totaled $181.5 million, or 1.08% of average loans, compared to $147.6 million, or .85% of average loans, last quarter and $83.2 million, or .51% of average loans, in the first quarter of 2001. Net charge-offs as a percentage of average loans by portfolio type are presented in Table 7. As a percentage of loans and other real estate, nonperforming assets (Table 8) were 1.05% at March 31, 2002, compared to .97% at December 31, 2001, and .67% a year ago. Net charge-offs and delinquent loans increased over prior periods principally due to deterioration in leveraged commercial loans and certain sub-segments of residential mortgage loans. Net charge-offs included $9.1 million of interest accrued last year on loans placed on nonaccrual status during the first quarter of 2002. During the first quarter of 2002, management continued to actively target the identification and disposition of troubled leveraged commercial credits and mortgage loans. The level of new problem loans being identified has slowed and delinquency trends appear to be improving. As a result, credit losses are expected to decline over the remaining quarters of 2002.
     At March 31, 2002, the allowance for loan losses was $1.0 billion, or 1.47% of loans, compared to $997.3 million, or 1.47% of loans, at December 31, 2001 and $929.7 million, or 1.39% of loans, a year earlier.
     National City maintains an allowance for loan losses sufficient to absorb estimated probable credit losses inherent in the loan portfolio. The evaluation of each element and the overall allowance are based on the size and current risk characteristics of the loan portfolio and include an assessment of individual problem loans, actual loss experience, economic trends in specific industries and geographical areas, and other factors, including regulatory guidance and general economic conditions. The allocation of the allowance for loan losses by portfolio type at March 31, 2002 remained relatively unchanged from the allocation at December 31, 2001, as presented and discussed in National City's Annual Report on Form 10-K.
     While management considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates, and management's intent with regard to asset disposition options. In addition, the allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on their review, the agencies may require the Corporation to adjust the allowance for loan losses based on their judgments about information available to them at the time of their review.

CAPITAL
     The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. Further detail on capital ratios is presented in Note 12 to the consolidated financial statements.
     Total stockholders' equity was $7.7 billion at March 31, 2002, up from $7.4 billion at December 31, 2001, and $6.8 billion at March 31, 2001. Equity as a percentage of assets was 7.67% at March 31, 2002, compared to 6.98% at December 31, 2001, and 7.44% at March 31, 2001. Book value per common share increased to $12.61 at the end of the first quarter of 2002, up from $12.15 at the end of 2001, and $11.19 a year ago.
     In the first quarter of 2001, the Corporation repurchased 9.3 million shares of its common stock. No other shares were repurchased during the remainder of 2001 or during the first quarter of 2002. As of March 31, 2002,
15.6 million shares remain authorized for repurchase under the share repurchase program approved by the Corporation's Board of Directors in October 1999.
     The dividend payout is continually reviewed by management and the Board of Directors. Dividends of $.295 per common share were declared in the first quarter of 2002, up one cent from the dividend declared in the first quarter of last year of $.285 per share. The dividend payout ratio, which represents the percentage of earnings per share declared to stockholders as dividends, was 40.4% and 51.8% for the first quarters of 2002 and 2001, respectively.
     As of March 31, 2002, the Corporation's market capitalization was approximately $18.7 billion. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC". Stock price information for National City's common stock is presented in Table 9.

TABLE 9: COMMON STOCK INFORMATION

                                                               2002                     2001
                                                              -------   -------------------------------------
                                                              FIRST     Fourth    Third     Second    First
NYSE: NCC                                                     QUARTER   Quarter   Quarter   Quarter   Quarter
-------------------------------------------------------------------------------------------------------------
High........................................................  $31.16    $30.30    $32.70    $30.86    $30.31
Low.........................................................   26.31     26.15     26.00     25.56     23.69
Close.......................................................   30.76     29.24     29.95     30.78     26.75

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                              Three Months Ended
                                                                   March 31
                                                              -------------------
                       (IN MILLIONS)                            2002       2001
---------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans:
    Commercial..............................................  $ 26,133    $27,010
    Real estate - commercial................................     7,682      6,550
    Real estate - residential...............................    14,932     13,533
    Consumer................................................    11,336     12,174
    Credit card.............................................     1,780      2,113
    Home equity.............................................     6,066      4,845
                                                              --------    -------
         Total loans........................................    67,929     66,225
  Loans held for sale or securitization:
    Commercial loans held for sale..........................         4         --
    Mortgage loans held for sale............................    13,862      3,473
    Automobile loans held for securitization................     1,007         --
    Credit card loans held for securitization...............       142        131
                                                              --------    -------
         Total loans held for sale or securitization........    15,015      3,604
  Securities available for sale, at cost....................     8,834      9,491
  Federal funds sold and security resale agreements.........        95        112
  Other investments.........................................       705        330
                                                              --------    -------
Total earning assets........................................    92,578     79,762
Allowance for loan losses...................................    (1,021)      (950)
Fair value appreciation of securities available for sale....       188        123
Cash and demand balances due from banks.....................     2,937      3,000
Properties and equipment....................................     1,085      1,078
Accrued income and other assets.............................     6,341      4,598
                                                              --------    -------
TOTAL ASSETS................................................  $102,108    $87,611
                                                              ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing deposits..............................  $ 12,366    $10,781
  NOW and money market accounts.............................    19,411     17,276
  Savings accounts..........................................     2,594      2,835
  Consumer time deposits....................................    15,119     15,725
  Other deposits............................................     4,529      4,970
  Foreign deposits..........................................     6,792      2,390
                                                              --------    -------
         Total deposits.....................................    60,811     53,977
                                                              --------    -------
Federal funds borrowed and security repurchase agreements...     9,402      7,008
Borrowed funds..............................................     3,480      1,809
Long-term debt and capital securities.......................    18,615     16,853
Accrued expenses and other liabilities......................     2,271      1,314
                                                              --------    -------
TOTAL LIABILITIES...........................................    94,579     80,961
Stockholders' Equity:
  Preferred.................................................         1         30
  Common....................................................     7,528      6,620
                                                              --------    -------
TOTAL STOCKHOLDERS' EQUITY..................................     7,529      6,650
                                                              --------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $102,108    $87,611
                                                              ========    =======

                      (This page intentionally left blank)

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

           (Dollars in Millions)                          Daily Average Balance
---------------------------------------------------------------------------------------------
                                               2002                     2001
                                             --------   -------------------------------------
                                                FIRST    Fourth     Third    Second    First
                                              QUARTER   Quarter   Quarter   Quarter   Quarter
                                             --------   -------   -------   -------   -------
ASSETS
Earning Assets:
  Loans:
    Commercial(a)..........................  $ 26,137   $27,135   $27,488   $27,532   $27,010
    Real estate - commercial...............     7,682     7,077     6,826     6,692     6,550
    Real estate - residential(a)...........    28,794    26,075    23,052    20,937    17,006
    Consumer(a)............................    12,343    12,434    12,375    12,286    12,174
    Credit card(a).........................     1,922     2,206     2,198     2,139     2,244
    Home equity............................     6,066     5,675     5,302     5,025     4,845
                                             --------   -------   -------   -------   -------
      Total loans..........................    82,944    80,602    77,241    74,611    69,829
  Securities available for sale, at cost:
    Taxable................................     8,145     7,613     7,557     8,024     8,730
    Tax-exempt.............................       689       709       719       744       761
                                             --------   -------   -------   -------   -------
      Total securities available for
         sale..............................     8,834     8,322     8,276     8,768     9,491
  Federal funds sold, security resale
    agreements and other investments.......       800       424       580       642       442
                                             --------   -------   -------   -------   -------
      Total earning assets/
         total interest income/rates.......    92,578    89,348    86,097    84,021    79,762
Allowance for loan losses..................    (1,021)   (1,001)   (1,004)     (942)     (950)
Fair value appreciation of securities
  available for sale.......................       188       229       202       111       123
Cash and demand balances due from banks....     2,937     3,200     3,041     3,086     3,000
Properties and equipment, accrued income
  and other assets.........................     7,426     6,652     5,997     5,660     5,676
                                             --------   -------   -------   -------   -------
TOTAL ASSETS...............................  $102,108   $98,428   $94,333   $91,936   $87,611
                                             ========   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts............  $ 19,411   $18,840   $18,378   $17,963   $17,276
  Savings accounts.........................     2,594     2,602     2,664     2,753     2,835
  Consumer time deposits...................    15,119    14,902    15,259    15,459    15,725
  Other deposits...........................     4,529     6,109     6,004     6,107     4,970
  Foreign deposits.........................     6,792     5,757     4,847     4,241     2,390
  Federal funds borrowed...................     5,961     5,093     5,237     5,012     3,180
  Security repurchase agreements...........     3,441     3,946     3,981     3,789     3,828
  Borrowed funds...........................     3,480     2,581     1,315     1,282     1,809
  Long-term debt and capital securities....    18,615    16,721    16,475    15,612    16,853
                                             --------   -------   -------   -------   -------
    Total interest bearing liabilities/
      total interest expense/rates.........    79,942    76,551    74,160    72,218    68,866
  Noninterest bearing deposits.............    12,366    12,526    11,611    11,550    10,781
  Accrued expenses and other liabilities...     2,271     2,018     1,456     1,300     1,314
                                             --------   -------   -------   -------   -------
TOTAL LIABILITIES..........................    94,579    91,095    87,227    85,068    80,961
TOTAL STOCKHOLDERS' EQUITY.................     7,529     7,333     7,106     6,868     6,650
                                             --------   -------   -------   -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY...................................  $102,108   $98,428   $94,333   $91,936   $87,611
                                             ========   =======   =======   =======   =======
NET INTEREST INCOME..........................................................................
INTEREST SPREAD..............................................................................
Contribution of noninterest bearing sources of funds.........................................
NET INTEREST MARGIN..........................................................................

(a) Includes loans held for sale or securitization


(Dollars in Millions)                                                Quarterly Interest
                                                    ----------------------------------------------------
                                                      2002                       2001
                                                    --------   -----------------------------------------
                                                     FIRST      Fourth     Fourth     Third      Second
                                                    QUARTER    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans:
   Commercial(a)..................................  $  317.4   $  369.0   $  456.5   $  502.9   $  562.5
   Real estate -- commercial......................     130.8      129.7      135.7      136.4      138.5
   Real estate -- residential(a)..................     525.3      483.9      462.9      411.2      353.7
   Consumer(a)....................................     258.3      267.3      270.3      269.0      264.9
   Credit Card(a).................................      46.0       59.5       64.3       65.1       75.4
   Home equity....................................      76.8       87.3       94.8      101.0      113.9
                                                    --------   --------   --------   --------   --------
      Total loans.................................   1,354.6    1,396.7    1,484.5    1,485.6    1,508.9
 Securities available for sale, at cost:
   Taxable........................................     133.5      106.6      114.9      124.9      133.6
   Tax-exempt.....................................      14.0       14.4       14.7       15.1       15.4
                                                    --------   --------   --------   --------   --------
      Total securities available for sale.........     147.5      121.0      129.6      140.0      149.0
 Federal funds sold, security resale agreements
   and other investments..........................       9.3        5.7        8.9        8.4        9.8
                                                    --------   --------   --------   --------   --------
      Total earning assets/
       total interest income/rates................  $1,511.4    1,523.4   $1,623.0   $1,634.0   $1,667.7

Allowance for loan losses.........................

Fair value appreciation of securities available
 for sale.........................................

Cash and demand balances due from banks...........

Properties and equipment, accrued income and other
 assets...........................................
TOTAL ASSETS......................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:

   NOW and money market accounts..................  $   71.9   $   86.9   $  117.6   $  137.3   $  160.9
   Savings accounts...............................       5.8        7.0        8.7        9.6       10.7
   Consumer time deposits.........................     171.1      185.2      206.3      221.0      230.8
   Other deposits.................................      20.9       41.3       59.1       71.3       71.7
   Foreign deposits...............................      31.5       32.2       43.6       44.5       32.0
   Federal funds borrowed.........................      32.9       33.8       49.0       56.3       47.2
   Security repurchase agreements.................       9.0       13.4       24.7       30.3       42.7
   Borrowed funds.................................      13.3       10.8       11.8       14.1       27.3
   Long-term debt and capital securities..........     149.7      160.1      196.9      214.6      265.2
                                                    --------   --------   --------   --------   --------
      Total interest bearing liabilities/
       total interest expense/rates...............  $  506.1   $  570.7   $  717.7   $  799.0   $  888.5
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
TOTAL LIABILITIES.................................

TOTAL STOCKHOLDERS' EQUITY........................
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........

NET INTEREST INCOME...............................  $1,005.3   $  952.7   $  905.3   $  835.0   $  779.2
                                                    ========   ========   ========   ========   ========

INTEREST SPREAD...................................

Contribution of noninterest bearing sources of
 funds............................................

NET INTEREST MARGIN...............................

(a) Includes loans held for sale or securitization.

                                                      [Additional columns below]
[Continued from above table, first column(s) repeated]


(Dollars in Millions)                                             Average Annualized Rate
                                                    ----------------------------------------------------
                                                      2002                       2001
                                                    --------   -----------------------------------------
                                                     FIRST      Fourth     Third      Second     First
                                                    QUARTER    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans:
   Commercial(a)..................................      4.92%      5.40%      6.59%      7.32%      8.44%
   Real estate -- commercial......................      6.90       7.27       7.89       8.18       8.57
   Real estate -- residential(a)..................      7.30       7.42       8.03       7.86       8.32
   Consumer(a)....................................      8.49       8.53       8.66       8.78       8.83
   Credit Card(a).................................      9.70      10.72      11.60      12.21      13.62
   Home equity....................................      5.06       6.15       7.16       8.04       9.40
      Total loans.................................      6.58       6.90       7.65       7.98       8.72
 Securities available for sale, at cost:
   Taxable........................................      6.56       5.59       6.08       6.23       6.13
   Tax-exempt.....................................      8.16       8.18       8.17       8.13       8.08
      Total securities available for sale.........      6.69       5.81       6.26       6.39       6.29
 Federal funds sold, security resale agreements
   and other investments..........................      4.73       5.38       6.07       5.24       9.04
      Total earning assets/
       total interest income/rates................      6.58%      6.79%      7.51%      7.79%      8.44%

Allowance for loan losses.........................

Fair value appreciation of securities available
 for sale.........................................

Cash and demand balances due from banks...........

Properties and equipment, accrued income and other
 assets...........................................
TOTAL ASSETS......................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW and money market accounts..................      1.50%      1.83%      2.54%      3.06%      3.78%
   Savings accounts...............................      0.90       1.06       1.29       1.41       1.53
   Consumer time deposits.........................      4.59       4.93       5.36       5.74       5.95
   Other deposits.................................      1.87       2.68       3.91       4.68       5.85
   Foreign deposits...............................      1.88       2.22       3.56       4.21       5.44
   Federal funds borrowed.........................      2.24       2.63       3.71       4.50       6.02
   Security repurchase agreements.................      1.07       1.35       2.46       3.21       4.53
   Borrowed funds.................................      1.55       1.65       3.56       4.43       6.12
   Long-term debt and capital securities..........      3.25       3.81       4.75       5.51       6.36
      Total interest bearing liabilities/
       total interest expense/rates...............      2.57%      2.96%      3.84%      4.44%      5.23%
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
TOTAL LIABILITIES.................................

TOTAL STOCKHOLDERS' EQUITY........................
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........

NET INTEREST INCOME...............................

INTEREST SPREAD...................................      4.01%      3.83%      3.67%      3.35%      3.21%

Contribution of noninterest bearing sources of
 funds............................................       .35        .42        .53        .63        .71
                                                    --------   --------   --------   --------   --------

NET INTEREST MARGIN...............................      4.36%      4.25%      4.20%      3.98%      3.92%
                                                    ========   ========   ========   ========   ========

(a) Includes loans held for sale or securitization.

                             CORPORATE INFORMATION

CORPORATE HEADQUARTERS

  National City Center
  1900 East Ninth Street
  Cleveland, Ohio 44114-3484
  (216) 222-2000
  www.NationalCity.com

TRANSFER AGENT AND REGISTRAR

  National City Bank
  Corporate Trust Operations
  Department 5352
  P.O. Box 92301
  Cleveland, Ohio 44193-0900
  1-800-622-6757
  E-mail: shareholder.inquiries@nationalcity.com

INVESTOR INFORMATION

  Derek Green
  Vice President
  Investor Relations
  Department 2101
  P.O. Box 5756
  Cleveland, Ohio 44101-0756
  1-800-622-4204
  E-mail: investor.relations@nationalcity.com

  Investors may access this Form 10-Q and other filings with the Securities and Exchange Commission at www.NationalCity.com.
 COMMON STOCK LISTING

   National City Corporation common stock
    is traded on the New York Stock
    Exchange under the symbol NCC. The
    stock is abbreviated in financial
    publications as NTLCITY.

 The common stock of National City's 85%-owned item processing subsidiary, National Processing, Inc., is traded on the New York Stock Exchange under the symbol NAP. The stock is abbreviated in financial publications as NTLPROC.

 DIVIDEND REINVESTMENT AND STOCK
 PURCHASE PLAN

   National City Corporation offers stockholders a convenient way to increase their investment through the National City Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the Plan). Under the Plan, investors can elect to acquire National City shares in the open market by reinvesting dividends and through optional cash payments. National City absorbs the fees and brokerage commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, please call 1-800-622-6757. The Plan prospectus is also available on the Corporation's Web site at www.NationalCity.com.

DEBT RATINGS

                                                                               MOODY'S
                                                                FITCH         INVESTORS    STANDARD
                                                               RATINGS         SERVICE     & POOR'S
-----------------------------------------------------------------------------------------------------
National City Corporation...............................         A/B
  Commercial paper......................................         F1+             P-1          A-1
  Senior debt...........................................         AA-             A1           A
  Subordinated debt.....................................         A+              A2           A-
Bank Subsidiaries:
  Certificates of deposit...............................         AA              Aa3          A+
  Senior bank notes.....................................         AA-             Aa3          A+
  Subordinated bank notes...............................         A+              A1           A

                          FORM 10-Q -- MARCH 31, 2002

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION

Date: May 15, 2002
                                          /s/ JEFFREY D. KELLY
                                          -----------------------------------
                                          Jeffrey D. Kelly
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Signer and
                                           Principal Financial Officer)

[NATIONAL CITY CORPORATION LOGO]                 Presort Standard
National City Center                               U.S. Postage
1900 East Ninth Street                                 PAID
Cleveland, Ohio 44114-3484                        National City
                                                   Corporation

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Restated Certificate of Incorporation of National City
          Corporation, as amended (filed as Exhibit 3.1 to National
          City Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
          reference).
  3.2     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000 and incorporated herein by reference).
  3.3     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (As Amended through October 24, 1994)
          (filed as Exhibit 3.2 to Registrant's Form S-4 Registration
          Statement No. 33-56539 dated November 18, 1994 and
          incorporated herein by reference).
  4.1     The Registrant agrees to furnish upon request to the
          Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of the Registrant.
  4.2     Credit Agreement dated as of April 12, 2001 by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001 and incorporated herein by
          reference).
  4.3     Certificate of Stock Designation dated as of February 2,
          1998 designating National City Corporation's 6% Cumulative
          Convertible Preferred Stock, Series 1, without par value,
          and fixing the powers, preferences, rights, qualifications, limitations and restrictions thereof (filed as Appendix D to
          Registrant's Form S-4 Registration Statement No. 333-45609
          dated February 19, 1998 and incorporated herein by
          reference) in addition to those set forth in National City
          Corporation's Restated Certificate of Incorporation, as
          amended (filed as Exhibit 3.2 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.1     Amendment No. 7 to the National City Savings and Investment
          Plan, As Amended and Restated Effective July 1, 1992 (filed as Exhibit 10.1 to National City's Annual Report on Form
          10-K for the fiscal year ended December 31, 2000 and
          incorporated herein by reference).
 10.2     Amendment No. 6 to the National City Savings and Investment
          Plan No. 2, As Amended and Restated Effective January 1,
          1992 (filed as Exhibit 10.2 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
 10.3     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.7 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989 and incorporated herein by reference).
 10.4     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.5     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 4 to Registrant's Form S-8
          Registration Statement No. 33-58815 dated April 25, 1995 and incorporated herein by reference).
 10.6     National City Corporation Plan for Deferred Payment of
          Directors' Fees, As Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.7     National City Corporation Supplemental Executive Retirement
          Plan, As Amended and Restated Effective August 1, 2001
          (filed as Exhibit 10.7 to Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 2001 and
          incorporated herein by reference).
 10.8     National City Corporation Executive Savings Plan, As Amended
          and Restated Effective January 1, 2002 (filed as Exhibit
          10.8 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001 and incorporated herein by reference).
 10.9     National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.10    Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan As
          Amended (filed as Exhibit 10.10 to National City's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1992, and incorporated herein by reference).
 10.11    Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.26 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.12    Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.27 to Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1994 and incorporated herein by reference).
 10.13    Form of contracts with David A. Daberko, William E.
          MacDonald III, Jon L. Gorney, Robert G. Siefers, Robert J.
          Ondercik, Jeffrey D. Kelly, David L. Zoeller, Thomas A.
          Richlovsky, James P. Gulick, Gary A. Glaser, Herbert R.
          Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James
          R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J.
          Lathe, J. Armando Ramirez, Paul G. Clark, A. Joseph Parker,
          Shelley J. Seifert, and Ted M. Parker (filed as Exhibit
          10.29 to Registrant's Form S-4 Registration Statement No.
          333-46571 dated February 19, 1998 and incorporated herein by reference).
 10.14    Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and certain key employees
          (filed as Exhibit 10.28 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.15    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 (on Form S-8) to Form S-4 Registration
          Statement No. 333-46571), Amended and Restated First of
          America Bank Corporation Stock Compensation Plan (filed as
          Exhibit 4.5 to Registrant's Post-Effective Amendment No. 2
          (on Form S-8) to Form S-4 Registration Statement No.
          333-46571) and First of America Bank Corporation Directors
          Stock Compensation Plan (filed as Exhibit 4.6 to
          Registrant's Post-Effective Amendment No. 2 (on Form S-8) to
          Form S-4 Registration Statement No. 333-46571 and each
          incorporated herein by reference).
 10.16    Fort Wayne National Corporation 1985 Stock Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 (on Form S-8) to Form S -4 Registration
          Statement No. 333-45609), Fort Wayne National Corporation
          1994 Stock Incentive Plan (filed as Exhibit 4.5 to
          Registrant's Post-Effective Amendment No. 1 (on Form S-8) to
          Form S-4 Registration Statement No. 333-45609) and Fort
          Wayne National Corporation 1994 Nonemployee Director Stock
          Incentive Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 1 (on Form S-8) to Form S-4
          Registration Statement No. 333-45609 and each incorporated herein by reference).
 10.17    National City Corporation 1997 Stock Option Plan as Amended
          and Restated effective October 22, 2001 (filed as Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001 and incorporated herein by reference).
 10.18    National City Corporation 1997 Restricted Stock Plan as
          Amended and Restated effective October 31, 2001 (filed as
          Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001 and incorporated
          herein by reference).
 10.19    National City Corporation Long-Term Supplemental Incentive
          Compensation Plan for Executive Officers (filed as Exhibit
          10.40 to National City Corporation's Annual Report on Form
          10-K for the fiscal year ended December 31, 1999 and
          incorporated herein by reference).
 10.20    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.21    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.22    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8
          Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).
 10.23    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference).
 10.24    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated Effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.25    National City Corporation Supplemental Cash Balance Pension
          Plan as Amended and Restated effective November 1, 2001
          (filed as Exhibit 10.25 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2001 and
          incorporated herein by reference).
 10.26    The National City Corporation Deferred Compensation Plan,
          Effective January 1, 2001 (filed as Exhibit 10.36 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000 and incorporated
          herein by reference).
 10.27    The National City Corporation 2001 Stock Option Plan as
          Amended and Restated effective October 22, 2001 (filed as
          Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001 and incorporated
          herein by reference).
 10.28    National City Savings and Investment Plan No. 3 (filed as
          Exhibit 4.3 to Registrant's Form S-8 Registration Statement
          No. 333-61712 dated as of May 25, 2001 and incorporated
          herein by reference).
 10.29    Amendment No. 10 to the National City Savings and Investment
          Plan, as Amended and Restated Effective July 1, 1992 (filed as Exhibit 4.3 to Registrant's Post-Effective Amendment No.
          1 (on Form S-8) Registration Statement No. 333-61712 and
          incorporated herein by reference).
 10.30    Amendment No. 8 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated Effective July 1, 1992
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 (on Form S-8) Registration Statement No.
          333-61712 and incorporated herein by reference).
 10.31    Amendment No. 1 to the National City Savings and Investment
          Plan No. 3 (filed as exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 (on Form S-8) Registration
          Statement No. 333-61712 and incorporated herein by
          reference).
 12.1     Computation of Ratio of Earnings to Fixed Charges (filed as
          Exhibit 12.1).