Form 10-K/A
period 2001-12-31
NATIONAL CITY CORP
filed 2002-08-12
CIK 69970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-K/A No. 1


              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001

                        Commission File Number 1-10074

                            National City Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      34-1111088
         --------                                      ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)


1900 East Ninth Street, Cleveland, Ohio                 44114-3484
---------------------------------------                 ----------
(Address of principal executive offices)                (ZIP Code)

                                 (216) 222-2000
                                  -------------
              (Registrant's telephone number, including area code)



This Form 10-K/A No. 1 is being filed to correct an error on page 19 of National City Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was previously filed with the Securities and Exchange Commission on January 29, 2002. The table that sets forth the maturity distribution and interest rate information for commercial loans at December 31, 2001 contained an inadvertent clerical error. The labeling of the rows was inverted. The first row labeled Variable-rate should have been labeled Fixed-rate and the second row labeled Fixed-rate should have been labeled Variable-rate. The table should have appeared as follows:

 -------------------------------------------------------------------------------
                   One
 (In Millions)     Year             One to           Over
                  or Less         Five Years      Five Years         Total
 -------------------------------------------------------------------------------
 Fixed-rate       $1,641            $ 2,361         $  738          $ 4,740
 Variable-rate     6,739             13,245          2,028           22,012
 -------------------------------------------------------------------------------
 Total            $8,380            $15,606         $2,766          $26,752
 -------------------------------------------------------------------------------

This error has no impact on any other tables or on the balance sheet or income statement contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2002.


                                      National City Corporation
                                      (Registrant)
                                      By: /s/ Jeffrey D. Kelly
                                          --------------------------------------
                                      Name:  Jeffrey D. Kelly
                                      Title: Executive Vice President and Chief
                                             Financial Officer


Dated: August 12, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on August 12, 2002.


/s/ David A. Daberko
--------------------
David A. Daberko
Chairman and Chief Executive Officer


/s/ William E. MacDonald III
----------------------------
William E. MacDonald III
Vice Chairman


/s/ Robert G. Siefers
---------------------
Robert G. Siefers
Vice Chairman


/s/ Jeffrey D. Kelly
--------------------
Jeffrey D. Kelly
Executive Vice President and Chief Financial Officer


/s/ Thomas A. Richlovsky
------------------------
Thomas A. Richlovsky
Senior Vice President and Treasurer


/s/ David A. Daberko
--------------------
David A. Daberko
Director


/s/ Jon E. Barfield*
--------------------
Jon E. Barfield
Director


/s/ James S. Broadhurst*
 -----------------------
James S. Broadhurst
Director


/s/ John W. Brown*
 -----------------
John W. Brown
Director


/s/ Daniel E. Evans*
--------------------
Daniel E. Evans
Director

/s/ Joseph T. Gorman*
---------------------
Joseph T. Gorman
Director

/s/ Paul A. Ormond*
-------------------
Paul A. Ormond
Director

/s/ Robert A. Paul*
-------------------
Robert A. Paul
Director

/s/ Gerald L. Shaheen*
 ---------------------
Gerald L. Shaheen
Director

/s/ Jerome F. Tatar*
 -------------------
Jerome F. Tatar
Director


/s/ Jerry Sue Thornton*
-----------------------
Jerry Sue Thornton
Director


/s/ Morry Weiss*
----------------
Morry Weiss
Director


* David L Zoeller, Executive Vice President, General Counsel and Secretary of National City Corporation, the undersigned attorney-in-fact, by signing his name below, does hereby sign this 10-K/A No. 1 on behalf of each of the above indicated directors of National City Corporation (constituting at least a majority of the directors) pursuant to a power of attorney executed by such persons.


/s/ David L. Zoeller
--------------------
By: David L. Zoeller
Attorney-in-fact