Form 10-Q
period 2002-06-30
NATIONAL CITY CORP
filed 2002-08-12
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                        Common stock -- $4.00 Par Value
                 Outstanding as of July 31, 2002 -- 611,059,283

                        [NATIONAL CITY CORPORATION LOGO]

                          QUARTER ENDED JUNE 30, 2002

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED JUNE 30, 2002

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Item 1. Financial Statements:
    Consolidated Statements of Income.......................    4
    Consolidated Balance Sheets.............................    5
    Consolidated Statements of Cash Flows...................    6
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................    7
    Notes to Consolidated Financial Statements..............    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations:
    Financial Review........................................   30
    Consolidated Average Balance Sheets.....................   42
    Daily Average Balances/Net Interest Income/Rates........   44
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   32
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
    The information contained in Note 15 to the consolidated
    financial statements under the section heading
    "Contingent Liabilities" on pages 21-22 of this report
    is incorporated herein by reference.
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders

       On April 22, 2002 at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:

        1. Elected as directors all nominees designated in the proxy statement of March 8, 2002 as follows:

                                                                  NUMBER OF VOTES
                                                              ------------------------
                                                                  FOR        WITHHELD
                                                              -----------   ----------
J.E. Barfield...............................................  530,713,215    8,084,843
J.S. Broadhurst.............................................  530,888,196    7,909,862
J.W. Brown..................................................  534,731,673    4,066,386
D.E. Collins................................................  534,507,497    4,290,562
C.M. Connor.................................................  533,799,419    4,998,639
S.A. Crayton................................................  499,410,207   39,387,852
D.A. Daberko................................................  534,307,083    4,490,975
D.E. Evans..................................................  530,600,793    8,197,265
J.T. Gorman.................................................  534,306,511    4,491,547
P.A. Ormond.................................................  534,428,168    4,369,891
R.A. Paul...................................................  531,333,715    7,464,344
G.L. Shaheen................................................  534,355,852    4,442,207
J.F. Tatar..................................................  531,230,759    7,567,300
J.S. Thornton, Ph.D.........................................  533,822,677    4,975,382
M. Weiss....................................................  534,620,445    4,177,614

        2. Approved the National City Corporation 2002 Restricted Stock Plan:
           471,730,946 votes cast for, 59,165,180 votes cast against, and 7,901,917 votes withheld.

        3. Approved the selection of Ernst & Young LLP as independent auditors for National City Corporation for 2002: 521,401,410 votes cast for, 14,816,486 votes cast against, 2,572,067 votes withheld, and 8,095 broker non-votes.

Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K
    Exhibits: The index of exhibits has been filed as
       separate pages of the June 30, 2002 Financial Report
       and Form 10-Q and is available on request from the
       Secretary of the Corporation at the principal
       executive offices or through the Securities and
       Exchange Commission's Web site at www.sec.gov.
    Reports on Form 8-K: The following report was filed by
     National City during the three-month period ended June
     30, 2002.
    April 18, 2002 -- National City Corporation issued a
       news release reporting earnings for the three-month
       period ended March 31, 2002.
Signature...................................................   47

FINANCIAL HIGHLIGHTS

                                                Three Months Ended             Six Months Ended
                                                      June 30                       June 30
          (Dollars In Thousands,            ---------------------------   ---------------------------
        Except Per Share Amounts)               2002           2001           2002           2001
-----------------------------------------------------------------------------------------------------
FOR THE PERIOD
  Tax-equivalent net interest income......      $970,357       $834,956     $1,975,707     $1,614,184
  Provision for loan losses...............       165,476        152,923        354,116        236,295
  Fees and other income...................       729,291        681,915      1,420,152      1,280,455
  Securities gains, net...................        44,033         16,936         97,565        105,066
  Noninterest expense.....................       973,922        840,102      1,848,811      1,645,099
  Income tax expense and tax-equivalent
    adjustment............................       211,501        191,280        451,584        433,406
                                            ------------   ------------   ------------   ------------
  Net income..............................      $392,782       $349,502      $ 838,913      $ 684,905
                                            ============   ============   ============   ============

  Net income per common share:
    Basic.................................         $ .65          $ .58          $1.38          $1.14
    Diluted...............................           .63            .57           1.36           1.12
  Dividends paid per common share.........          .295           .285            .59            .57

  Return on average common equity.........         19.98%         20.47%         21.95%         20.50%
  Return on average assets................          1.61           1.52           1.69           1.54
  Net interest margin.....................          4.42           3.98           4.39           3.95
  Efficiency ratio........................         57.30          55.38          54.44          56.83
  Average equity to average assets........          8.05           7.47           7.71           7.53
  Net charge-offs to average loans........           .80            .55            .94            .53

  Average basic shares....................   609,336,050    601,528,522    608,579,919    601,210,492
  Average diluted shares..................   616,793,457    610,782,001    615,425,214    610,442,768
-----------------------------------------------------------------------------------------------------
AT PERIOD END
  Assets..................................                                 $99,130,782    $94,439,753
  Portfolio loans.........................                                  68,674,348     68,003,507
  Loans held for sale or securitization...                                   9,826,569      8,412,730
  Securities (at fair value)..............                                   8,800,004      8,758,250
  Deposits................................                                  57,314,838     58,018,465
  Stockholders' equity....................                                   7,947,785      6,979,903

  Book value per common share.............                                      $13.02         $11.52
  Market value per common share...........                                       33.25          30.78
  Equity to assets........................                                        8.02%          7.39%
  Allowance for loan losses as a
    percentage of period-end loans........                                        1.50           1.46
  Nonperforming assets to period-end loans
    and OREO..............................                                        1.15            .75

  Common shares outstanding...............                                 610,479,248    603,093,286
  Full-time equivalent employees..........                                      32,158         36,153
-----------------------------------------------------------------------------------------------------
SFAS 142 PRO FORMA INFORMATION(a)
  Goodwill amortization:
    Pretax................................      $     --       $ 16,295     $       --     $   32,608
    After-tax.............................            --         13,982             --         27,982
  Noninterest expense -- adjusted.........       973,922        823,807      1,848,811      1,612,491
  Net income -- adjusted..................       392,782        363,484        838,913        712,887
  Diluted net income per common share --
    adjusted..............................           .63            .60           1.36           1.17
  Pro forma increase to diluted net income
    per common share......................            --            .03             --            .05
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

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
                                                  -------------------------   -------------------------
(Dollars In Thousands, Except Per Share Amounts)     2002          2001          2002          2001
-------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans........................................    $1,284,830    $1,482,738    $2,636,349    $2,989,226
  Securities:
    Taxable....................................       123,968       111,731       248,952       233,748
    Exempt from Federal income taxes...........         9,143        10,115        18,434        20,434
    Dividends..................................         8,330        12,730        16,837        23,876
  Federal funds sold and security resale
    agreements.................................           474           848           992         2,464
  Other investments............................         9,171         7,536        17,978        15,761
                                                  -----------   -----------   -----------   -----------
      Total interest income....................     1,435,916     1,625,698     2,939,542     3,285,509
INTEREST EXPENSE
  Deposits.....................................       287,481       483,760       588,725       989,818
  Federal funds borrowed and security repurchase
    agreements.................................        32,241        86,538        74,170       176,484
  Borrowed funds...............................         4,969        14,133        18,225        41,400
  Long-term debt and capital securities........       148,588       214,597       298,268       479,845
                                                  -----------   -----------   -----------   -----------
      Total interest expense...................       473,279       799,028       979,388     1,687,547
                                                  -----------   -----------   -----------   -----------
NET INTEREST INCOME............................       962,637       826,670     1,960,154     1,597,962
PROVISION FOR LOAN LOSSES......................       165,476       152,923       354,116       236,295
                                                  -----------   -----------   -----------   -----------
      Net interest income after provision for
         loan losses...........................       797,161       673,747     1,606,038     1,361,667
NONINTEREST INCOME
  Mortgage banking revenue.....................       247,475       114,924       442,692       239,350
  Deposit service charges......................       125,763       117,466       244,550       229,272
  Payment processing revenue...................       111,707       115,724       220,548       222,165
  Trust and investment management fees.........        85,136        86,023       162,711       167,873
  Card-related fees............................        31,873        38,569        64,009        83,240
  Brokerage income.............................        30,762        23,657        57,829        47,082
  Other........................................        96,575       185,552       227,813       291,473
                                                  -----------   -----------   -----------   -----------
      Total fees and other income..............       729,291       681,915     1,420,152     1,280,455
  Securities gains, net........................        44,033        16,936        97,565       105,066
                                                  -----------   -----------   -----------   -----------
      Total noninterest income.................       773,324       698,851     1,517,717     1,385,521
NONINTEREST EXPENSE
  Salaries, benefits, and other personnel......       445,393       432,833       889,721       843,226
  Equipment....................................        61,325        60,747       123,624       120,749
  Net occupancy................................        55,334        53,544       110,158       107,023
  Third-party services.........................        59,668        49,963       113,253        93,564
  Card processing..............................        52,112        47,652       105,928        91,127
  Marketing and public relations...............        75,447        24,013       101,596        40,558
  Other........................................       224,643       171,350       404,531       348,852
                                                  -----------   -----------   -----------   -----------
      Total noninterest expense................       973,922       840,102     1,848,811     1,645,099
                                                  -----------   -----------   -----------   -----------
Income before income tax expense...............       596,563       532,496     1,274,944     1,102,089
Income tax expense.............................       203,781       182,994       436,031       417,184
                                                  -----------   -----------   -----------   -----------
NET INCOME.....................................   $   392,782   $   349,502   $   838,913   $   684,905
                                                  ===========   ===========   ===========   ===========
NET INCOME PER COMMON SHARE
  Basic........................................          $.65          $.58         $1.38         $1.14
  Diluted......................................           .63           .57          1.36          1.12
AVERAGE COMMON SHARES OUTSTANDING
  Basic........................................   609,336,050   601,528,522   608,579,919   601,210,492
  Diluted......................................   616,793,457   610,782,001   615,425,214   610,442,768

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30     December 31      June 30
                      (In Thousands)                            2002           2001          2001
-----------------------------------------------------------------------------------------------------
ASSETS
  Cash and demand balances due from banks..................  $ 3,367,210   $  4,403,962   $ 3,468,695
  Federal funds sold and security resale agreements........       86,285        171,498       103,320
  Securities available for sale, at fair value.............    8,800,004      9,858,868     8,758,250
  Other investments........................................      728,936        432,861       541,043
  Loans held for sale or securitization:
    Commercial.............................................           --         50,959            --
    Mortgage...............................................    9,826,569     15,553,297     8,412,730
    Automobile.............................................           --        824,434            --
    Credit card............................................           --        402,305            --
                                                             -----------   ------------   -----------
      Total loans held for sale or securitization..........    9,826,569     16,830,995     8,412,730
  Portfolio loans:
    Commercial.............................................   25,448,978     26,752,115    27,693,335
    Real estate -- commercial..............................    7,978,960      7,281,268     6,734,448
    Real estate -- residential.............................   15,454,101     14,763,546    13,818,303
    Consumer...............................................   10,912,771     11,548,785    12,417,440
    Credit card............................................    1,870,138      1,867,053     2,195,596
    Home equity............................................    7,009,400      5,827,879     5,144,385
                                                             -----------   ------------   -----------
      Total portfolio loans................................   68,674,348     68,040,646    68,003,507
    Allowance for loan losses..............................   (1,030,487)      (997,331)     (989,936)
                                                             -----------   ------------   -----------
      Net portfolio loans..................................   67,643,861     67,043,315    67,013,571
  Properties and equipment.................................    1,042,933      1,084,106     1,070,186
  Mortgage servicing assets................................    1,068,400      1,135,704     1,007,365
  Goodwill and other intangible assets.....................    1,158,781      1,167,397     1,207,098
  Accrued income and other assets..........................    5,407,803      3,687,994     2,857,495
                                                             -----------   ------------   -----------
TOTAL ASSETS...............................................  $99,130,782   $105,816,700   $94,439,753
                                                             ===========   ============   ===========
LIABILITIES
  Deposits:
    Noninterest bearing....................................  $13,674,346   $ 14,823,277   $11,988,114
    NOW and money market...................................   20,239,550     19,501,137    18,101,899
    Savings................................................    2,596,261      2,608,565     2,703,807
    Consumer time..........................................   15,253,091     14,962,150    15,312,780
    Other..................................................    3,239,652      5,332,874     6,021,327
    Foreign................................................    2,311,938      5,901,929     3,890,538
                                                             -----------   ------------   -----------
      Total deposits.......................................   57,314,838     63,129,932    58,018,465
  Federal funds borrowed and security repurchase
    agreements.............................................    5,212,463      6,593,388     7,751,145
  Borrowed funds...........................................    6,659,291      8,578,742     3,485,872
  Long-term debt...........................................   18,924,451     17,136,232    16,313,685
  Corporation-obligated mandatorily redeemable capital
    securities of subsidiary trusts holding solely
    debentures of the Corporation..........................      180,000        180,000       180,000
  Accrued expenses and other liabilities...................    2,891,954      2,817,183     1,710,683
                                                             -----------   ------------   -----------
TOTAL LIABILITIES..........................................   91,182,997     98,435,477    87,459,850
STOCKHOLDERS' EQUITY
  Preferred stock..........................................          698            698        29,502
  Common stock.............................................    2,441,917      2,429,419     2,412,374
  Capital surplus..........................................      964,599        908,780       865,022
  Retained earnings........................................    4,450,145      3,970,049     3,624,463
  Accumulated other comprehensive income...................       90,426         72,277        48,542
                                                             -----------   ------------   -----------
TOTAL STOCKHOLDERS' EQUITY.................................    7,947,785      7,381,223     6,979,903
                                                             -----------   ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................  $99,130,782   $105,816,700   $94,439,753
                                                             ===========   ============   ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                       June 30
                                                              --------------------------
                       (In Thousands)                             2002          2001
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income................................................  $    838,913   $   684,905
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Provision for loan losses.............................       354,116       236,295
      Depreciation and amortization of properties and
       equipment............................................        90,933        89,956
      Amortization of intangible assets and mortgage
       servicing assets.....................................       157,002       127,532
      Accretion of premiums and discounts on securities and
       debt.................................................        (5,591)       (4,783)
      Mortgage servicing asset impairment charges...........        74,247       222,743
      Ineffective hedge and other derivative gains, net.....      (153,726)     (233,841)
      Securities gains, net.................................       (97,565)     (105,066)
      Other gains, net......................................      (276,307)     (223,837)
      Originations and purchases of loans held for sale or
       securitization.......................................   (29,079,557)  (22,822,811)
      Proceeds from sales of loans held for sale or
       securitization.......................................    34,251,818    17,303,595
      Decrease in accrued interest receivable...............        40,315       204,291
      Increase (decrease) in accrued interest payable.......         7,457      (304,538)
      Net change in other assets and liabilities............       (50,647)      (90,789)
                                                              ------------   -----------
         Net cash provided by (used in) operating
           activities.......................................     6,151,408    (4,916,348)
LENDING AND INVESTING ACTIVITIES
  Net decrease in federal funds sold, security resale
    agreements, and other investments.......................        62,180       356,659
  Purchases of available-for-sale securities................    (1,783,040)   (1,672,054)
  Proceeds from sales of available-for-sale securities......       853,413     1,872,588
  Proceeds from maturities, calls, and prepayments of
    available-for-sale securities...........................       966,361     1,203,470
  Net increase in loans.....................................    (1,074,131)   (2,623,957)
  Proceeds from sales or securitizations of loans...........     1,607,403       480,755
  Net increase in properties and equipment..................       (57,417)      (83,634)
  Divestitures..............................................            --        49,000
                                                              ------------   -----------
         Net cash provided by (used in) lending and
           investing activities.............................       574,769      (417,173)
DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in deposits.......................    (5,825,898)    2,746,422
  Net (decrease) increase in Federal funds borrowed and
    security repurchase agreements..........................    (1,380,925)    2,073,502
  Net (decrease) increase in borrowed funds.................    (1,919,451)    2,582,147
  Repayments of long-term debt..............................    (2,059,780)   (3,929,763)
  Proceeds from issuances of long-term debt, net............     3,713,625     2,257,517
  Dividends paid............................................      (358,817)     (343,254)
  Issuances of common stock.................................        68,317        46,705
  Repurchases of common stock...............................            --      (166,246)
                                                              ------------   -----------
         Net cash (used in) provided by deposit and
           financing activities.............................    (7,762,929)    5,267,030
                                                              ------------   -----------
  Net decrease in cash and demand balances due from banks...    (1,036,752)      (66,491)
  Cash and demand balances due from banks, January 1........     4,403,962     3,535,186
                                                              ------------   -----------
  Cash and demand balances due from banks, June 30..........  $  3,367,210   $ 3,468,695
                                                              ============   ===========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest................................................  $    971,931   $ 1,992,085
    Income taxes............................................       352,369       281,231
  Noncash item:
    Transfers of loans to other real estate.................        80,407        45,489

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                                               Other
         (Dollars in Thousands,           Preferred     Common     Capital     Retained    Comprehensive
       Except Per Share Amounts)            Stock       Stock      Surplus     Earnings       Income         Total
---------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001................   $29,968    $2,436,755   $837,444   $3,405,077       $60,577     $6,769,821
  Comprehensive Income:
    Net income..........................                                         684,905                      684,905
    Other comprehensive income, net of
      tax:
      Cumulative effect of change in
        accounting
        principle.......................                                                       (25,995)       (25,995)
      Change in unrealized gains and
        losses on securities, net of
        reclassification adjustment for
        net gains included in net
        income..........................                                                        40,174         40,174
      Change in unrealized gains and
        losses on derivative instruments
        used in cash flow hedging
        relationships, net of
        reclassification adjustment for
        net losses included in net
        income..........................                                                       (26,214)       (26,214)
                                                                                                           ----------
  Total comprehensive income............                                                                      672,870
  Common dividends declared, $.57 per
    share...............................                                        (342,364)                    (342,364)
  Preferred dividends declared..........                                            (883)                        (883)
  Issuance of 3,193,194 common shares
    under stock-based compensation
    plans, including related tax
    effects.............................                  12,773     33,932                                    46,705
  Repurchase of 9,316,800 common
    shares..............................                 (37,267)    (6,707)    (122,272)                    (166,246)
  Conversion of 9,318 shares of
    preferred stock to 28,224 common
    shares..............................      (466)          113        353                                        --
                                           -------    ----------   --------   ----------     ---------     ----------
Balance, June 30, 2001..................   $29,502    $2,412,374   $865,022   $3,624,463       $48,542     $6,979,903
                                           =======    ==========   ========   ==========     =========     ==========
Balance, January 1, 2002................      $698    $2,429,419   $908,780   $3,970,049       $72,277     $7,381,223
  Comprehensive Income:
    Net income..........................                                         838,913                      838,913
    Other comprehensive income, net of
      tax:
      Change in unrealized gains and
        losses on securities, net of
        reclassification adjustment for
        net gains included in net
        income..........................                                                        67,530         67,530
      Change in unrealized gains and
        losses on derivative instruments
        used in cash flow hedging
        relationships, net of
        reclassification adjustment for
        net losses included in net
        income..........................                                                       (49,381)       (49,381)
                                                                                                           ----------
  Total comprehensive income............                                                                      857,062
  Common dividends declared, $.59 per
    share...............................                                        (358,797)                    (358,797)
  Preferred dividends declared..........                                             (20)                         (20)
  Issuance of 3,124,519 common shares
    under stock-based compensation
    plans, including related tax
    effects.............................                  12,498     55,819                                    68,317
                                           -------    ----------   --------   ----------     ---------     ----------
BALANCE, JUNE 30, 2002..................      $698    $2,441,917   $964,599   $4,450,145       $90,426     $7,947,785
                                           =======    ==========   ========   ==========     =========     ==========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

    National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive distribution network in Ohio, Michigan, Pennsylvania, Indiana, Kentucky, and Illinois and also serves customers in selected markets nationally. Its primary businesses include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and payment processing.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update National City's 2001

Annual Report on Form 10-K. These financial statements do not include all information and footnotes necessary to constitute a complete set of financial statements under generally accepted accounting principles and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. A summary of the Corporation's significant accounting policies follows:
    STATEMENT OF CASH FLOWS: Cash and demand balances due from banks are considered "cash and cash equivalents" for financial reporting purposes.
    BUSINESS COMBINATIONS: Since the issuance of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, by the Financial Accounting Standards Board (FASB), business combinations initiated after June 30, 2001 are required to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are only included in the income statement from the date of acquisition.
    Prior to SFAS 141, certain business combinations not accounted for as purchase acquisitions were accounted for under the pooling-of-interests method, which required the retroactive combining of the assets, liabilities, stockholders' equity, and results of operations of the merged entity with the Corporation's respective accounts at historical amounts. Prior period financial statements were then restated to give effect to business combinations accounted for under this method.
    LOANS: Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale or securitization are valued on an aggregate basis at the lower of carrying cost or fair value.
    Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.
    Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Income on leveraged leases is recognized on a basis that achieves a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Residual values on leased assets are reviewed regularly for other-than-temporary impairment. When there is other-than-temporary impairment in the estimated fair value of the Corporation's interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the write-down recognized in the current-period income statement.
    Commercial loans and leases and loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection, terms are renegotiated below market levels, or when an individual analysis of a borrower's creditworthiness indicates a credit should be placed on nonperforming status. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is charged against interest income. Interest income during the period the loan is on nonperforming status may only be recorded on a cash basis after recovery of principal is reasonably assured. Commercial loans and leases and commercial loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due. Loans secured by residential real estate are generally charged off to the extent principal and interest due exceed 90% of the current appraised value of the collateral and the loan becomes 180 days past due.
    Commercial and commercial real estate loans exceeding $500,000 are evaluated for impairment in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. All loans subject to evaluation and considered impaired are included in nonperforming assets.
    Consumer loans are subject to mandatory charge-off at a specified delinquency date and are usually not classified as nonperforming prior to being charged off. Closed-end consumer loans, which include installment and student loans and automobile leases, are generally charged off in full no later than when the loan becomes 120 days past due. Open-end unsecured consumer loans, such as credit card loans, are generally charged off in full no later than when the loan becomes 150 days past due.
    ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. When loans are identified for sale or securitization, attributed loan loss allowance is reclassified as a direct reduction to the carrying value of the loans.
    The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114. The allocated component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.
    The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. The uncertainty surrounding the strength and timing of the economic recovery also impacts the allocation model's estimates of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.
    SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in other income. Interest on trading account securities is recorded in interest income. As of June 30, 2002, December 31, 2001, and June 30, 2001, trading account securities totaled $18.5 million, $121.0 million, and $25.1 million, respectively.
    Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost.
    Securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in other comprehensive income, net of tax.
    Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective-interest method over the period to maturity, are included in interest income. Gains and losses on the sales of securities are determined using the specific-identification method and recognized on a trade-date basis.
    PRINCIPAL INVESTMENTS: Principal investments, which include equity and mezzanine capital investments in private and public companies entered into by the private equity group within the wholesale banking line of business, are carried at estimated fair value with changes in fair value recognized in other noninterest income. The fair values of publicly traded investments are determined using quoted market prices. The fair values of investments that are not publicly traded are estimated in good faith by management. Management's estimate of fair value generally approximates cost together with any other-than-temporary valuation adjustments determined appropriate by management. Principal investments in debt and preferred equity securities are included in other investments on the balance sheet, while investments in partnerships and other equity interests are included in other assets.
    SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to the Corporation as deemed appropriate.
    GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the income statement over an estimated life but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Corporation's other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 10 years. Prior to the adoption of SFAS 142, the Corporation's goodwill was amortized on a straight-line basis over varying periods not exceeding 25 years, except for certain goodwill related to purchase acquisitions at the Corporation's 85%-owned payment processing subsidiary, National Processing, Inc. (National Processing), which was amortized over 40 years. Note 7 includes a summary of the Corporation's goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS 142.
    DEPRECIABLE ASSETS: Properties and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life.
    ASSET SECURITIZATION: Asset securitization involves the sale, generally to a trust, of a pool of loan receivables. In an asset securitization transaction that meets the applicable criteria under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to be accounted for as a sale, assets are sold to a trust which is not consolidated on the Corporation's balance sheet. The trust issues beneficial interests in the form of senior and subordinated asset-backed securities collateralized by the assets sold to the trust. In some cases, the Corporation retains interests in the securitized loans, which may take the form of subordinated tranches, cash reserve balances, servicing assets, and interest-only strips representing the cash flows generated by the assets in excess of the contractual cash flows required to be paid to the investors and for any other obligations such as servicing fees and credit losses.
    Gains or losses on securitizations depend, in part, on the previous carrying amount of the assets transferred, allocated between the assets sold and the interests retained based on their relative fair values at the date of sale. Because quoted market prices are generally not available, the Corporation estimates the fair values of the retained interests at the time of sale, and at each subsequent measurement period, by determining the present value of future expected cash flows using modeling techniques which incorporate certain assumptions including projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. Gains on securitizations are included in noninterest income.
    Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale securities portfolio with subsequent adjustments to fair value recorded through other comprehensive income within stockholders' equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. The excess of the fair value over the initial allocated cost of the subordinated tranches and interest-only strips is accretable yield recognized as interest income over the life of the investment using the effective yield method.
    Annual servicing fees based on the securitized balances are received by the Corporation from the trust and a servicing asset is recorded in other assets at the time of securitization if the servicing fees are expected to exceed associated servicing costs. Alternatively, a servicing liability could be recorded if the servicing costs are expected to exceed the servicing fees. Servicing assets are amortized into noninterest income as an offset against the actual servicing income in proportion to the estimated future net servicing income stream. Servicing assets created in a securitization are initially measured at their allocated carrying amount based upon relative fair values at the date of securitization and are subsequently evaluated and measured for impairment. Impairment, if any, is recognized when and in the amount carrying value exceeds its fair value as determined by calculating the present value of the expected future net servicing cash flows using the assumptions described previously. A servicing asset or liability is generally not recognized in a credit card securitization, and thus not considered in the gain or loss computation, because the Corporation receives adequate compensation relative to current market servicing prices to service the receivables sold.
    For securitizations involving credit card receivables, the Corporation's continuing involvement in the securitized assets includes maintaining an undivided, pro rata interest in all credit card loan receivables that are in the trust, referred to as seller's interest. The seller's interest ranks pari-passu with the investors' interests in the trust. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller's interest will vary. However, the Corporation is required to maintain its seller's interest at a minimum level of 4% of the initial invested amount in each series to ensure receivables are available for allocation to the investors' interests.
    Also with regard to credit card securitizations, the trust is not required to make principal payments to the investors during the revolving period, which generally approximates 48 months. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables. Therefore, the principal dollar amount of the investor's interest in the loans in the trust remains unchanged. Once the revolving period ends, the trust distributes principal payments to the investors according to the terms of the transaction. Distribution of principal to the investors in the credit card trust may begin earlier if the average annualized yield on the loans securitized (generally equal to the sum of interest income, interchange and other fees, less principal credit losses during the period) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors plus contractual servicing fees), or certain other events occur.
    Transaction costs associated with revolving loan securitizations are deferred over the term of the securitization while transaction costs associated with fixed-term loan securitizations are recognized as a component of the gain or loss at the time of sale.
    DERIVATIVE INSTRUMENTS: The Corporation enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Corporation is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.
    Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.
    Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.
    Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.
    Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.
    Under both the fair value and cash flow hedge scenarios, derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively and the derivative instrument continues to be carried at fair value but with no corresponding offset being recorded on the hedged item.
    MORTGAGE SERVICING ASSETS: The Corporation recognizes as separate assets rights to service mortgage loans it does not own but services for others for a fee. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on the relative fair values of each. Mortgage servicing assets, when purchased, are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. For purposes of determining impairment, the mortgage servicing assets are stratified by product type and interest rate. Certain mortgage servicing assets hedged with derivative instruments as part of SFAS 133 hedge relationships are carried at fair value and consequently may be adjusted above their initial carrying value.
    The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rate of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the underlying life of the loan is reduced. Risk associated with declines in the estimated fair value of mortgage servicing assets due to increases in mortgage prepayment rates is managed using derivative instruments.
    The Corporation hedges portions of the risk associated with declines in the estimated fair value of its mortgage servicing assets by designating derivative instruments and certain mortgage servicing assets into SFAS 133 fair value hedge relationships. The Corporation also uses other derivative instruments, not designated in SFAS 133 hedge relationships, to protect against declines in the estimated fair value of the mortgage servicing assets. The interest rate risk associated with mortgage servicing assets is closely monitored and reported on monthly as part of the Corporation's overall interest rate risk management process. Interest rate risk associated with mortgage servicing assets is measured through analyses, which compute the expected change in estimated fair value of the mortgage servicing assets and the hedging derivatives at various parallel interest rate shifts.
    STOCK-BASED COMPENSATION: The Corporation's stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.
    INCOME TAXES: The Corporation and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the Corporation's income tax return.
    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
    TREASURY STOCK: Acquisitions of treasury stock are recorded on the par value method, which requires the cash paid to be allocated to common or preferred stock, capital surplus, and retained earnings.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and becomes effective for the Corporation beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity.
    RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: In April 2002, the FASB issued SFAS 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS 44 related to the accounting for intangible assets for motor carriers and amends SFAS 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS 145 are expected to have little or no impact on the Corporation's results of operations, financial position, or liquidity.
    ACCOUNTING FOR LONG-LIVED ASSETS: SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Corporation on January 1, 2002 and are not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity.
    ASSET RETIREMENT OBLIGATIONS: In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Corporation beginning January 1, 2003 and its adoption is not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity.
    GOODWILL AND OTHER INTANGIBLE ASSETS: On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17. Notes 1 and 7 provide further detail on the accounting for goodwill and intangible assets under the new standard and the impact of the adoption on the Corporation's financial statements. The standard's adoption had no impact on the Corporation's liquidity.

3. ACQUISITIONS AND DIVESTITURES

    In April 2001, National City sold its preferred share interest in National Asset Management Corporation (NAMCO), a Louisville, Kentucky-based investment advisor, to AMVESCAP PLC (AVZ) for a gain of $88.8 million. The gain is included in other noninterest income on the income statement. The carrying value of National City's investment in NAMCO preferred shares was $1.5 million. Cash proceeds of $49.0 million and
2.8 million shares of AVZ stock, with a value of $41.3 million, were received in connection with the sale. The shares were sold later in the second quarter of 2001. In May 2002, National City received additional contingent consideration of $5.1 million related to the sale of NAMCO. The consideration was recorded in other noninterest income on the income statement.
    In June 2001, the Corporation's electronic payment processing subsidiary, National Processing, acquired a 70% interest in ABN AMRO Merchant Services, LLC
(AAMS) for cash of $48.5 million. Under the terms of the agreement, National Processing provides AAMS with all merchant-processing services, including both authorization and settlement of all card-based transactions. The acquisition was accounted for by the purchase method, with the results of operations of AAMS included in the Corporation's income statement from the date of acquisition. Goodwill of $27.1 million was recorded in connection with the acquisition. The remainder of the purchase price was allocated to other intangible assets, primarily acquired-merchant contracts, which are being amortized on a straight-line basis over 10 years.
    In August 2001, National Processing sold its Business Process Outsourcing business unit for $43.0 million in cash. This business unit primarily processed healthcare claims, credit card applications, and airline lift tickets. In connection with the disposal, a pretax impairment loss, net of minority interest benefit, of $2.7 million was recorded in 2001.

4. OFF-BALANCE SHEET ARRANGEMENTS

    ASSET SECURITIZATION: The Corporation periodically sells assets through securitization transactions.
    On January 31, 2002, National City sold $425.0 million of receivables to the National City Credit Card Master Trust (trust) and recognized a pretax gain of $24.8 million, which was comprised of $23.6 million representing the attributed allowance for loan losses and $1.2 million representing net adjustments associated with establishing the Corporation's retained interests in the trust. The initial carrying value of the interests retained totaled $31.9 million, with $4.9 million representing an interest-only strip and $27.0 million representing subordinated loan tranches. Transaction costs of $1.7 million were incurred in connection with the securitization and are being amortized over the five-year revolving term of the securitization.
    In January 2001, the Corporation also sold $425.0 million of credit card receivables to the trust and recognized a pretax gain of $20.6 million, which was comprised of $16.2 million of attributed allowance for loan losses and $4.4 million of adjustments associated with establishing the Corporation's retained interests in the trust. The initial carrying value of the retained interests totaled $32.0 million, with $4.4 million representing an interest-only strip and $27.6 million representing subordinated loan tranches. Transaction costs of $1.8 million were deferred and are being amortized over the five-year revolving term of the securitization.
    During 2000, credit card receivables totaling $600.0 million were sold to the trust.
    The Corporation established an automobile receivables trust into which it sold, through securitization on March 27, 2002, $1.1 billion of fixed-rate, closed-end automobile loans. A pretax gain of $25.3 million was recorded as a result of the term securitization, and was comprised of $8.4 million representing the attributed allowance for loan losses and $16.9 million representing the net of loan basis adjustments, the establishment of the Corporation's retained interests in the trust, and transaction costs. The initial carrying value of the interests retained totaled $121.5 million, with $41.3 million representing an interest-only strip, $16.5 million representing the Corporation's right to service the loans, $62.1 million representing subordinated loan tranches, and $1.6 million representing dealer rebate receivables.
    A summary of the components of managed loans, which represents both owned and sold loans, along with quantitative information about delinquencies and net credit losses follows. The credit card loan data presented below excludes certain unsecured personal and business lines of credit included in the caption "credit card loans" elsewhere in this quarterly report. Automobile loans are included within the Corporation's consumer loan portfolio. The automobile loans presented represent the managed portfolio of indirect prime automobile loans.

                                                 Three Months Ended June 30
                                     ---------------------------------------------------
                                               2002                       2001
                                     ---------------------------------------------------
       (Dollars in Millions)         Credit Card   Automobile   Credit Card   Automobile
----------------------------------------------------------------------------------------
Average loans:
 Loans held in portfolio...........   $  766.6      $3,257.3     $1,177.1      $4,343.4
 Loans held for securitization.....         --            --           --            --
 Loans securitized.................    1,450.0       1,059.5      1,025.0            --
                                      --------      --------     --------      --------
   Total managed loans.............   $2,216.6      $4,316.8     $2,202.1      $4,343.4
                                      ========      ========     ========      ========
Net credit losses..................   $   29.3      $    8.1     $   30.3      $    8.4
Net credit losses to average
 managed loans.....................       5.30%          .75%        5.52%          .78%
Period-end loans:
 Loans held in portfolio...........
 Loans held for securitization.....
 Loans securitized.................
   Total managed loans.............
Delinquencies (30 days or more) to
 period-end managed loans..........
----------------------------------------------------------------------------------------

                                                  Six Months Ended June 30
                                     ---------------------------------------------------
                                               2002                       2001
                                     ---------------------------------------------------
       (Dollars in Millions)         Credit Card   Automobile   Credit Card   Automobile
-----------------------------------  ---------------------------------------------------
Average loans:
 Loans held in portfolio...........   $  764.2      $3,273.9     $1,212.4      $4,308.2
 Loans held for securitization.....       70.4         500.8         65.3            --
 Loans securitized.................    1,379.6         563.0        936.1            --
                                      --------      --------     --------      --------
   Total managed loans.............   $2,214.2      $4,337.7     $2,213.8      $4,308.2
                                      ========      ========     ========      ========
Net credit losses..................   $   61.0      $   22.6     $   54.6      $   20.1
Net credit losses to average
 managed loans.....................       5.55%         1.05%        4.97%          .94%
Period-end loans:
 Loans held in portfolio...........   $  818.6      $3,306.0     $1,212.1      $4,339.2
 Loans held for securitization.....         --            --           --            --
 Loans securitized.................    1,450.0       1,016.2      1,025.0            --
                                      --------      --------     --------      --------
   Total managed loans.............   $2,268.6      $4,322.2     $2,237.1      $4,339.2
                                      ========      ========     ========      ========
Delinquencies (30 days or more) to
 period-end managed loans..........       3.45%         1.51%        3.34%         2.05%
----------------------------------------------------------------------------------------

    The investor principal in loan receivables related to the credit card securitizations is scheduled to amortize back into the Corporation's loan receivables five years following the original securitization.

    Certain cash flows received from and paid to the securitization trusts follow:

                                                        Three Months Ended June 30                Six Months Ended June 30
                                                  --------------------------------------   --------------------------------------
                                                  -------------------------------------------------------------------------------
                                                            2002                2001                 2002                2001
                                                  ------------------------   -----------   ------------------------   -----------
                                                  -------------------------------------------------------------------------------
             (Dollars in Millions)                Credit Card   Automobile   Credit Card   Credit Card   Automobile   Credit Card
---------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations...............    $   --         $ --        $   --       $  397.4      $1,041.0      $397.4
Proceeds from collections reinvested in previous
  securitizations...............................     759.7           --         526.4        1,461.4            --       997.5
Servicing fees received.........................       7.3          3.2           5.0           14.6           3.2         9.3
Other cash flows received on retained
  interests.....................................      21.4          1.7           9.6           41.9           1.7        18.1
Proceeds from sales of previously charged-off
  accounts......................................        .5           --            --            1.0            --          --
Purchases of delinquent or foreclosed assets....        --           --            --             --            --          --
Repayment of servicing advances.................        --           --            --             --            --          --
---------------------------------------------------------------------------------------------------------------------------------

    A summary of the fair values of the interest-only strips and servicing assets retained, the key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2002 fair values to immediate 10% and 20% adverse changes in those assumptions follows:

                                                                                     Monthly     Expected
                                                  Weighted-       Variable Annual   Principal     Annual      Annual
                                       Fair        average          Coupon Rate     Repayment     Credit     Discount
       (Dollars in Millions)          Value    Life (in months)    to Investors       Rate        Losses       Rate       Yield
---------------------------------------------------------------------------------------------------------------------------------
CREDIT CARD LOANS
 SERIES 2000-1(a)
   As of the date of
     securitization.................  $  2.2           5.5              6.86%         18.08%        4.17%      15.00%     14.43%
   As of December 31, 2001..........     8.1           5.9              2.11          17.09         5.34       15.00      12.39
   AS OF JUNE 30, 2002..............     2.4           3.3              2.05          17.46         5.65       15.00      11.32
     Decline in fair value of 10%
       adverse change...............                                  $   .3         $   .2       $   .9      $   --     $  1.8
     Decline in fair value of 20%
       adverse change...............                                      .6             .3          1.8          --        2.4
 SERIES 2001-1(a)
   As of the date of
     securitization.................  $  4.4           5.6              6.06%         17.79%        4.08%      15.00%     14.77%
   As of December 31, 2001..........     5.7           5.9              2.08          17.09         5.34       15.00      12.39
   AS OF JUNE 30, 2002..............     1.6           3.3              2.07          17.46         5.65       15.00      11.32
     Decline in fair value of 10%
       adverse change...............                                  $   .2         $   .1       $   .7      $   --     $  1.3
     Decline in fair value of 20%
       adverse change...............                                      .4             .2          1.3          --        1.6
 SERIES 2002-1(a)
   As of the date of
     securitization.................  $  4.9           5.7              2.06%         17.41%        5.34%      15.00%     11.99%
   AS OF JUNE 30, 2002..............     1.7           3.3              2.06          17.46         5.65       15.00      11.32
     Decline in fair value of 10%
       adverse change...............                                  $   .2         $   .1       $   .7      $   --     $  1.3
     Decline in fair value of 20%
       adverse change...............                                      .4             .2          1.3          --        1.7
---------------------------------------------------------------------------------------------------------------------------------

                                                                                    Monthly      Expected
                                                 Weighted-                         Prepayment   Cumulative    Annual    Weighted-
                                      Fair        average                            Speed        Credit     Discount    average
       (Dollars in Millions)         Value    Life (in months)                     (% ABS)(b)     Losses       Rate      Coupon
---------------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE LOANS
 SERIES 2002-A
   Interest-only strip
     As of the date of
       securitization..............  $ 41.3          22.9                              1.40%        2.25%      12.00%      8.71%
     AS OF JUNE 30, 2002...........    38.0          21.1                              1.40         2.25       12.00       8.71
     Decline in fair value of 10%
       adverse change..............                                                  $  1.8       $  2.1      $   .6     $ 13.3
     Decline in fair value of 20%
       adverse change..............                                                     1.0          4.3         1.3       26.4
   Servicing asset
     As of the date of
       securitization..............  $ 16.9          22.9                              1.40%        2.25%      12.00%      8.71%
     AS OF JUNE 30, 2002...........    14.1          21.6                              1.40         2.25       12.00       8.71
     Decline in fair value of 10%
       adverse change..............                                                  $   .5       $   --      $   .2     $   .1
     Decline in fair value of 20%
       adverse change..............                                                     1.0           --          .4         .1
---------------------------------------------------------------------------------------------------------------------------------

 (a)Represents interest-only strip
 (b)Absolute prepayment speed

    These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.
    ASSET-BACKED COMMERCIAL PAPER CONDUIT: The Corporation serves as the administrative agent and investment advisor to a commercial paper conduit that purchases high-grade assets from the Corporation and certain select corporate customers and then issues high-grade commercial paper to third-party investors that is collateralized by such assets. The conduit was established in 2000 and is considered an unconsolidated qualified special purpose entity under the guidelines of SFAS 140. The conduit's purpose is to provide alternative funding sources for the Corporation as well as to preserve capital. It also supports customers' financing needs by facilitating their access to the commercial paper markets. The Corporation does not sell troubled loans or problem assets to the conduit. The Corporation continues to service the assets it sells the conduit and provides a liquidity facility and letters of credit to the conduit for which it earns fee income. The Corporation applies the same underwriting standards in making liquidity and other credit commitments to the conduit as it would with other extensions of credit. Further discussion of these commitments is included in Note 15. The Corporation also assumes interest-rate risk through a receive-fixed interest-rate swap under which it receives or pays the spread between the yield earned on certain assets sold to the conduit and the interest rate paid on the commercial paper issued by the conduit. The interest-rate swap is included in the Corporation's derivative portfolio. Further discussion of derivatives is included in Notes 1 and 17.
    During the first half of 2002, the Corporation sold securities, primarily high-grade variable-rate asset-backed securities, to the conduit having a principal balance of $454.9 million. As of June 30, 2002, December 31, 2001, and June 30, 2001, the conduit held assets totaling $3.1 billion, $2.8 billion and $2.6 billion, respectively, with $819.7 million, $386.8 million, and $85.2 million, of those assets sold to the conduit by corporate customers. The assets held by the conduit at June 30, 2002 primarily consisted of marketable asset-backed securities and secured loan and lease receivables.
    The accounting for special purpose entities is currently under review by the Financial Accounting Standards Board and the conditions for consolidation or non-consolidation of such entities could change.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

    Activity in the allowance for loan losses follows:

                             Three Months             Six Months
                                 Ended                   Ended
                                June 30                 June 30
                         ---------------------   ---------------------
    (In Thousands)          2002        2001        2002        2001
----------------------------------------------------------------------
Balance at beginning of
 period................  $1,000,043   $929,679   $  997,331   $928,592
Provision for loan
 losses................     165,476    152,923      354,116    236,295
Allowance related to
 loans securitized.....          --         --       (4,477)       887
Charge-offs:
 Commercial............      71,963     38,226      177,919     66,940
 Real estate -
   commercial..........       8,199      2,983       10,524      5,943
 Real estate -
   residential.........      19,656     11,265       43,448     21,258
 Consumer..............      38,678     42,962       93,369     88,400
 Credit card...........      19,073     24,350       41,691     47,818
 Home equity...........       4,791      3,170        9,532      5,285
                         ----------   --------   ----------   --------
 Total charge-offs.....     162,360    122,956      376,483    235,644
Recoveries:
 Commercial............       4,250      4,999       11,828      9,402
 Real estate -
   commercial..........       1,060      1,309        1,751      2,605
 Real estate -
   residential.........       1,135        121        1,982        289
 Consumer..............      18,045     18,318       38,022     36,266
 Credit card...........       1,622      4,799        4,208      9,731
 Home equity...........       1,216        744        2,209      1,513
                         ----------   --------   ----------   --------
 Total recoveries......      27,328     30,290       60,000     59,806
                         ----------   --------   ----------   --------
Net charge-offs........     135,032     92,666      316,483    175,838
                         ----------   --------   ----------   --------
Balance at end of
 period................  $1,030,487   $989,936   $1,030,487   $989,936
                         ==========   ========   ==========   ========

    The Credit Quality section of the Financial Review provides detail regarding nonperforming loans. Nonperforming loans totaled $703.8 million, $594.0 million, and $456.7 million at June 30, 2002, December 31, 2001, and June 30, 2001, respectively. For loans classified as nonperforming at June 30, 2002, the contractual interest due and actual interest recognized on those loans for the first half of 2002 was $33.6 million and $5.2 million, respectively. Included in nonperforming loans were impaired loans, as defined by SFAS 114, aggregating $412.4 million, $170.1 million, and $142.5 million at June 30, 2002, December 31, 2001, and June 30, 2001, respectively. Average impaired loans for the first six months of 2002 and 2001 totaled $311.0 million and $106.7 million, respectively. The majority of loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans at June 30, 2002, December 31, 2001, and June 30, 2001 was $75.8 million, $62.9 million, and $60.8 million, respectively. At June 30, 2002, impaired loans with an associated allowance totaled $237.8 million, while $174.6 million of impaired loans had no related allowance. There was no interest recognized during the six months ended June 30, 2002 and 2001 on impaired loans while such loans were considered impaired.

6. SECURITIES

    Securities available for sale follow:

                                    Amortized        Fair
          (In Thousands)               Cost         Value
------------------------------------------------------------
JUNE 30, 2002
U.S. Treasury and Federal agency
  debentures......................  $  979,058    $1,018,574
Mortgage-backed securities........   5,659,146     5,834,447
Asset-backed and corporate debt
  securities......................     353,792       357,871
States and political
  subdivisions....................     676,812       720,604
Other.............................     864,766       868,508
                                    ----------    ----------
  Total securities................  $8,533,574    $8,800,004
                                    ==========    ==========
DECEMBER 31, 2001
U.S. Treasury and Federal agency
  debentures......................  $  977,043    $1,005,283
Mortgage-backed securities........   6,447,318     6,492,859
Asset-backed and corporate debt
  securities......................     759,909       762,444
States and political
  subdivisions....................     703,384       732,848
Other.............................     814,625       865,434
                                    ----------    ----------
  Total securities................  $9,702,279    $9,858,868
                                    ==========    ==========
JUNE 30, 2001
U.S. Treasury and Federal agency
  debentures......................  $  980,117    $  992,241
Mortgage-backed securities........   5,168,672     5,188,837
Asset-backed and corporate debt
  securities......................     876,683       883,449
States and political
  subdivisions....................     732,638       767,193
Other.............................     845,140       926,530
                                    ----------    ----------
  Total securities................  $8,603,250    $8,758,250
                                    ==========    ==========

    The other category includes the Corporation's internally managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $155.4 million and $153.4 million, respectively, as of June 30, 2002, compared to an amortized cost and fair value of $399.9 million and $444.8 million, respectively, at December 31, 2001, and an amortized cost and fair value of $381.4 million and $445.7 million, respectively, at June 30, 2001. The other category also includes certain retained interests in securitized assets. See Note 4 for further discussion of these retained interests.
    Gross unrealized gains for the total securities portfolio totaled $277.0 million, $179.2 million, and $178.0 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. Gross unrealized losses at the same period ends totaled $10.6 million, $22.6 million and $23.0 million, respectively. Net unrealized gains and losses in the available-for-sale securities portfolio are included, net of tax, in accumulated other comprehensive income within stockholders' equity or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.
    For the six months ended June 30, 2002 and 2001, gross realized securities gains were $97.6 million and $106.6 million, respectively. Gross realized securities losses for the six month period ended June 30, 2001 were $1.5 million. There were no securities losses realized during the first half of 2002.
    At June 30, 2002, the carrying value of securities pledged to secure public and trust deposits, U.S. Treasury demand notes, security repurchase agreements, and derivative instruments totaled $7.1 billion.
    As of June 30, 2002, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agency securities, which exceeded 10% of stockholders' equity.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

    Upon the adoption of SFAS 142 on January 1, 2002 (see Note 1), the Corporation ceased amortizing its goodwill, which decreased noninterest expense and increased net income for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001. A presentation showing comparable three and six month periods ended June 30, 2002 and 2001 follows. The 2001 periods are presented on a pro forma basis excluding goodwill amortization.

                                    Three Months       Six Months
                                        Ended             Ended
                                       June 30           June 30
      (In Millions, Except         ---------------   ---------------
       Per Share Amounts)           2002     2001     2002     2001
--------------------------------------------------------------------
 GOODWILL AMORTIZATION:
 Pretax..........................  $   --   $ 16.3   $   --   $ 32.6
 After-tax.......................      --     14.0       --     28.0
 NET INCOME:
 Reported........................  $392.8    349.5   $838.9   $684.9
 Add back: after-tax goodwill
   amortization..................      --     14.0       --     28.0
                                   ------   ------   ------   ------
 Adjusted........................  $392.8   $363.5   $838.9   $712.9
                                   ======   ======   ======   ======
 BASIC NET INCOME PER COMMON
   SHARE:
 Reported........................  $  .65   $  .58   $ 1.38   $ 1.14
 Add back: goodwill amortization
   per share.....................      --      .03       --      .05
                                   ------   ------   ------   ------
 Adjusted........................  $  .65   $  .61   $ 1.38   $ 1.19
                                   ======   ======   ======   ======
 DILUTED NET INCOME PER COMMON
   SHARE:
 Reported........................  $  .63   $  .57   $ 1.36   $ 1.12
 Add back: goodwill amortization
   per share.....................      --      .03       --      .05
                                   ------   ------   ------   ------
 Adjusted........................  $  .63   $  .60   $ 1.36   $ 1.17
                                   ======   ======   ======   ======

    Additionally, as part of the statement's adoption provisions, SFAS 142 required a transitional impairment test be applied to goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. Management performed a transitional impairment test on its goodwill assets on January 1, 2002 and determined no impairment existed as of the date of adoption. Currently, the Corporation does not have any other indefinite-lived assets on its balance sheet.

    A summary of goodwill assets by line of business follows:

                          January 1,   Goodwill   Impairment   June 30,
     (In Millions)           2002      Acquired     Losses       2002
-----------------------------------------------------------------------
Retail sales and
 distribution...........   $  504.0      $--         $--       $  504.0
Wholesale banking.......       86.7       --          --           86.7
Consumer finance........      214.8       --          --          214.8
Asset management........      126.2       --          --          126.2
National City
 Mortgage...............       55.4       --          --           55.4
National Processing.....       91.2       --          --           91.2
Parent and other........         --       --          --             --
                           --------      ---         ---       --------
Total...................   $1,078.3      $--         $--       $1,078.3
                           ========      ===         ===       ========

    As of December 31, 2001 and June 30, 2001, the Corporation had goodwill assets of $1,086.0 million and $1,116.6 million, respectively. On January 1, 2002, in conjunction with the adoption of SFAS 142, previously classified goodwill with a net carrying value of $7.7 million was transferred to core deposit intangibles because these assets met the criteria for recognition apart from goodwill, the assets were established on the date of acquisition based on their fair values at that time, and separate accounting records were maintained to support the assets.
    The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, and other intangibles. Other intangibles relate almost solely to merchant card customer portfolios acquired by National Processing. These intangible assets continue to be amortized over their estimated useful lives in accordance with SFAS 142, which range from one to ten years. There were no adjustments to the useful lives of these intangible assets as a result of the adoption of SFAS 142. A summary of core deposit, credit card, and other intangible assets follows:

                                      JUNE 30   Dec. 31   June 30
           (In Millions)               2002      2001      2001
-----------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
 Gross carrying amount..............  $ 93.3    $ 65.1    $ 65.1
 Less: accumulated amortization.....    58.6      31.7      26.6
                                      ------    ------    ------
 Net carrying amount................  $ 34.7    $ 33.4    $ 38.5
                                      ======    ======    ======
CREDIT CARD INTANGIBLES
 Gross carrying amount..............  $ 16.4    $ 14.6    $ 16.7
 Less: accumulated amortization.....    12.3      11.7      13.2
                                      ------    ------    ------
 Net carrying amount................  $  4.1    $  2.9    $  3.5
                                      ======    ======    ======
OTHER INTANGIBLES
 Gross carrying amount..............  $ 59.7    $ 59.7    $ 61.8
 Less: accumulated amortization.....    18.0      14.6      13.3
                                      ------    ------    ------
 Net carrying amount................  $ 41.7    $ 45.1    $ 48.5
                                      ======    ======    ======
TOTAL FINITE-LIVED INTANGIBLES
 Gross carrying amount..............  $169.4    $139.4    $143.6
 Less: accumulated amortization.....    88.9      58.0      53.1
                                      ------    ------    ------
 Net carrying amount................  $ 80.5    $ 81.4    $ 90.5
                                      ======    ======    ======

    Amortization expense on finite-lived intangible assets totaled $5.2 million and $10.4 million for the three and six month periods ended June 30, 2002, respectively. For the same 2001 periods, amortization expense was $4.1 million and $8.2 million, respectively. Amortization expense on finite-lived intangible assets is expected to total $20.9 million, $20.9 million, $19.6 million, $7.4 million, and $4.9 million in 2002, 2003, 2004, 2005, and 2006, respectively.

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

                              Three Months           Six Months
                                  Ended                 Ended
                                 June 30               June 30
                           -------------------   -------------------
     (In Thousands)          2002       2001       2002       2001
--------------------------------------------------------------------
Servicing revenue:
 Net servicing fees......  $ 93,518   $ 61,326   $181,809   $122,144
 Amortization of mortgage
   servicing assets......   (77,533)   (45,181)  (146,586)   (85,385)
 Mortgage servicing asset
   impairment charges....   (87,256)   (24,405)   (74,247)  (222,743)
 Mortgage servicing asset
   ineffective hedge and
   other derivative gains
   (losses), net.........   112,540     (4,951)   136,056    216,412
 (Losses) gains on sales
   of servicing assets...        --         --        (57)     2,996
                           --------   --------   --------   --------
 Net servicing revenue
   (expense).............    41,269    (13,211)    96,975     33,424
Conforming origination
 and sales revenue.......   162,836     98,535    288,580    176,673
                           --------   --------   --------   --------
 Total conforming
   mortgage banking
   revenue...............   204,105     85,324    385,555    210,097
Nonconforming origination
 and sales revenue.......    43,370     29,600     57,137     29,253
                           --------   --------   --------   --------
 Total mortgage banking
   revenue...............  $247,475   $114,924   $442,692   $239,350
                           ========   ========   ========   ========

    A summary of conforming and nonconforming residential mortgage loan originations and sales follows:

                                  Three Months         Six Months
                                      Ended               Ended
                                     June 30             June 30
                                -----------------   -----------------
        (In Millions)            2002      2001      2002      2001
---------------------------------------------------------------------
Conforming residential
 mortgage loan
 originations.................  $13,605   $13,922   $27,994   $22,859
Nonconforming residential
 mortgage loan
 originations.................    1,248       655     1,874     1,196
                                -------   -------   -------   -------
 Total residential mortgage
   loans originated for
   sale.......................  $14,853   $14,577   $29,868   $24,055
                                =======   =======   =======   =======
Conforming residential
 mortgage loan sales..........   15,390    10,374    32,379    16,479
Nonconforming residential
 mortgage loans sales.........    1,247       852     1,882       955
                                -------   -------   -------   -------
 Total residential mortgage
   loan sales.................  $16,637   $11,226   $34,261   $17,434
                                =======   =======   =======   =======

    National City's portfolio of residential mortgage loans serviced for third parties was $94.6 billion at June 30, 2002, compared to $73.9 billion at December 31, 2001 and $62.2 billion at June 30, 2001.
    Changes in the carrying value of mortgage servicing assets follows:

                            Three Months               Six Months
                                Ended                     Ended
                               June 30                   June 30
                       -----------------------   -----------------------
   (In Thousands)         2002         2001         2002         2001
------------------------------------------------------------------------
Balance at beginning
 of period...........  $1,363,860   $  863,901   $1,135,704   $  999,707
Additions............     205,634      178,551      500,538      281,287
Amortization.........     (77,533)     (45,181)    (146,586)     (85,385)
SFAS 133 hedge basis
 adjustments.........    (331,515)      36,084     (337,542)      36,084
Impairment charges...     (87,256)     (24,405)     (74,247)    (222,743)
Sales................      (4,790)      (1,585)      (9,467)      (1,585)
                       ----------   ----------   ----------   ----------
Balance at end of
 period..............  $1,068,400   $1,007,365   $1,068,400   $1,007,365
                       ==========   ==========   ==========   ==========

    At June 30, 2002 and 2001, the carrying value of the mortgage servicing assets approximated the estimated fair value. The fair value of mortgage servicing assets is determined by calculating the present value of estimated future net cash flows, taking into consideration actual and expected mortgage loan prepayment speeds, discount rates, servicing costs, and other economic factors. The key economic assumptions used in determining the fair value of mortgage servicing assets capitalized in the first half of 2002 were as follows:
------------------------------------------------------------

Weighted-average prepayment speed (annual CPR).......  18.01%
Weighted-average life (in years).....................   4.4
Weighted-average discount rate.......................  10.91%

------------------------------------------------------------
CPR: Constant prepayment rate

    At June 30, 2002, key economic assumptions and the sensitivity of the current fair value of mortgage servicing assets, to immediate 10% and 20% adverse changes in those assumptions are presented in the table that follows. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing asset is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

                  (In Millions)
------------------------------------------------------------
Fair value........................................  $1,068.4
Expected weighted average life (in years).........       3.9
Prepayment speed (annual CPR).....................     23.04%
  Decrease in fair value from 10% adverse
    change........................................  $   74.2
  Decrease in fair value from 20% adverse
    change........................................  $  140.3
Discount rate.....................................      9.95%
  Decrease in fair value from 10% adverse
    change........................................  $   34.5
  Decrease in fair value from 20% adverse
    change........................................  $   66.5

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

9. BORROWED FUNDS

                            June 30      Dec. 31      June 30
     (In Thousands)           2002         2001         2001
---------------------------------------------------------------
U.S. Treasury demand
  notes..................  $6,285,470   $8,190,573   $2,872,053
Commercial paper and
  other..................     373,821      388,169      613,819
                           ----------   ----------   ----------
  Total borrowed funds...  $6,659,291   $8,578,742   $3,485,872
                           ==========   ==========   ==========

    U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial and residential real estate loans. The funds are placed with the Corporation's subsidiary banks at the discretion of the U.S. Treasury and may be called at any time.

10. LONG-TERM DEBT

                          June 30       Dec. 31       June 30
(Dollars in Thousands)     2002          2001          2001
---------------------------------------------------------------
8.50% subordinated
 notes due 2002.......  $        --   $    99,990   $    99,978
6.625% subordinated
 notes due 2004.......      249,784       249,720       249,655
7.75% subordinated
 notes due 2004.......      199,466       199,338       199,210
8.50% subordinated
 notes due 2004.......      149,800       149,737       149,674
7.20% subordinated
 notes due 2005.......      258,549       256,892       255,017
5.75% subordinated
 notes due 2009.......      313,243       299,562       293,221
6.875% subordinated
 notes due 2019.......      739,198       699,920       688,057
Other.................       10,000        10,000        10,000
                        -----------   -----------   -----------
  Total parent
    company...........    1,920,040     1,965,159     1,944,812
                        -----------   -----------   -----------

6.50% subordinated
 notes due 2003.......      205,395       208,632       206,130
7.25% subordinated
 notes due 2010.......      254,894       243,867       239,800
6.30% subordinated
 notes due 2011.......      215,211       204,902       201,059
7.25% subordinated
 notes due 2011.......      198,165       198,066       197,968
6.25% subordinated
 notes due 2011.......      318,454       302,844       296,869
6.20% subordinated
 notes due 2011.......      509,174       496,544            --
                        -----------   -----------   -----------
  Total bank
    subsidiary........    1,701,293     1,654,855     1,141,826
                        -----------   -----------   -----------
  Total long-term debt
    qualifying for
    Tier 2 Capital....    3,621,333     3,620,014     3,086,638
                        -----------   -----------   -----------

Senior bank notes.....   11,553,862     9,761,688     9,480,803
Federal Home Loan Bank
 advances.............    3,746,616     3,751,010     3,742,724
Other.................        2,640         3,520         3,520
                        -----------   -----------   -----------
  Total other long-
    term debt.........   15,303,118    13,516,218    13,227,047
                        -----------   -----------   -----------
    Total long-term
      debt............  $18,924,451   $17,136,232   $16,313,685
                        ===========   ===========   ===========

    The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. The Corporation uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by hedging the fair value of certain fixed-rate debt by converting the debt to variable rate and by hedging the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Further discussion on derivative instruments is included in Notes 1 and 17.
    At June 30, 2002, the par values of subordinated debt, senior bank notes, and long-term advances from the Federal Home Loan Bank (FHLB) totaled $3,485.0 million, $11,516.0 million and $3,740.6 million, respectively.
    All subordinated notes of the parent company and bank subsidiaries were issued at fixed rates, pay interest semi-annually, and may not be redeemed prior to maturity. At June 30, 2002, $2,325.0 million of fixed-rate subordinated debt was converted to variable-rate debt based on the three-month London Interbank Offering Rate (LIBOR).
    At June 30, 2002, senior bank notes totaling $2,017.0 million were contractually based on a fixed rate of interest and $9,499.0 million were contractually based on a variable rate of interest. The weighted-average contractual interest rates for fixed- and variable-rate senior bank notes at June 30 were 3.04% and 2.13%, respectively. Through the use of interest rate swaps, as of June 30, $950.0 million of the fixed-rate senior bank notes had been converted to variable-rate notes based on either the one- or three- month LIBOR rate or the Federal Funds rate and $2,950.0 million of the variable-rate senior bank notes had been converted to fixed-rate notes with a weighted average fixed rate of 4.20%. Additionally, $1.0 billion of variable rate senior bank notes were capped at a rate of 4.15% through the use of an interest rate cap.
    FHLB advances at June 30, 2002 contractually consisted of $190.6 million of fixed-rate obligations and $3,550.0 million of variable-rate obligations. The weighted-average contractual interest rates for fixed-and variable-rate advances at June 30 were 5.68% and 1.85%, respectively. Through the use of interest rate swaps, as of June 30, fixed-rate advances with a par value of $100.0 million had been converted to a variable rate based on one-month LIBOR and variable-rate advances with a par value of $1,300.0 million had been converted to fixed-rate advances with a weighted average fixed rate of 3.42%. FHLB advances are collateralized by qualifying residential real estate loans.
    A credit agreement dated April 12, 2001, as amended, with a group of unaffiliated banks allows the Corporation to borrow up to $375 million until April 12, 2005 with a provision to extend the expiration date under certain circumstances. The Corporation pays a variable annual facility fee based on the Corporation's long-term debt rating. The fee is currently ten basis points on the amount of the credit facility. There were no borrowings outstanding under this agreement at June 30, 2002.

11. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

    The composition of capital securities follows:

                                  June 30    Dec. 31    June 30
     (Dollars in Thousands)         2002       2001       2001
----------------------------------------------------------------
8.12% capital securities of
 First of America Capital Trust
 I, due January 31, 2027........  $150,000   $150,000   $150,000
9.85% capital securities of Fort
 Wayne Capital Trust I, due
 April 15, 2027.................    30,000     30,000     30,000
                                  --------   --------   --------
 Total capital securities.......  $180,000   $180,000   $180,000
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

                                JUNE 30             Dec. 31            June 30
                                  2002                2001               2001
       (Dollars in         ------------------   ----------------   ----------------
        Millions)           AMOUNT     RATIO     Amount    Ratio    Amount    Ratio
-----------------------------------------------------------------------------------
Total equity/assets...... $ 7,947.8     8.02%  $ 7,381.2    6.98%  $6,979.9    7.39%
Common equity/assets.....   7,947.1     8.02     7,380.5    6.98    6,950.4    7.36
Tangible common
 equity/tangible
 assets..................   6,788.3     6.93     6,213.1    5.94    5,743.3    6.16
Tier 1 capital...........   6,812.4     7.94     6,268.7    6.99    5,855.1    7.06
Total risk-based
 capital.................  10,519.0    12.25    10,135.4   11.31    9,264.4   11.17
Leverage.................   6,812.4     7.05     6,268.7    6.45    5,855.1    6.46

    The tangible common equity ratio excludes goodwill and other intangible assets from both the numerator and denominator.
    Tier 1 capital consists of total equity plus qualifying capital securities and minority interest, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets and adjustments related to the valuation of mortgage servicing assets.
    Total risk-based capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on certain equity securities.
    Both the Tier 1 and total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.
    The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation excludes certain intangible and mortgage servicing assets.
    National City's Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively.
    As of June 30, 2002, December 31, 2001, and June 30, 2001, National City and each of its affiliate banks were categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2002 that management believes have changed any subsidiary bank's capital category. Under current Federal Reserve regulations, the banking subsidiaries are limited in the amount they may loan to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the bank's capital stock, surplus and undivided profits, plus the allowance for loan losses. Loans from subsidiary banks to nonbank affiliates, including the parent company, are also required to be collateralized.

13. STOCKHOLDERS' EQUITY

    A summary of outstanding shares of the Corporation's preferred and common stock follows:

                            JUNE 30       Dec. 31       June 30
                             2002          2001          2001
-----------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......       13,969        13,969       590,047
Common Stock, $4 par
  value, authorized
  1,400,000,000 shares..  610,479,248   607,354,729   603,093,286

    National City's preferred stock has a stated value of $50 per share. The holders of the preferred shares are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. Holders of the preferred shares have the right, at any time at their option, to convert each share of preferred stock into 3.0291 shares of National City common stock. The preferred shares are redeemable by National City at $50 per share plus unpaid dividends. In July 2002, National City announced that on August 30, 2002 it will redeem all then outstanding shares of its preferred stock at a redemption price of $50.50137 per share. Preferred stockholders can exercise their conversion right through August 20, 2002.

    On January 1, 2001, the Corporation recorded a transition loss of $26.0 million after tax, presented as a cumulative effect of a change in accounting principle, associated with establishing the fair values of derivatives designated into cash flow hedging relationships on the balance sheet in accordance with the adoption of SFAS 133.
    In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. During the first six months of 2001, the Corporation repurchased 9.3 million shares of its common stock. There were no shares repurchased by the Corporation during the first half of 2002 and as of June 30, 2002, 15.6 million shares remained authorized for repurchase under the October 1999 repurchase authorization.
    A summary of activity in accumulated other comprehensive income follows:

                                       Six Months Ended
                                           June 30
                                    ----------------------
          (In Thousands)              2002          2001
----------------------------------------------------------
Accumulated unrealized gains on
  securities available for sale at
  January 1, net of tax...........  $105,656      $ 60,577
Net unrealized gains for the
  period, net of tax expense of
  $73,623 in 2002 and $58,405 in
  2001............................   136,729       108,467
Reclassification adjustment for
  gains included in net income,
  net of tax expense of $28,366 in
  2002 and $36,773 in 2001........   (69,199)      (68,293)
                                    --------      --------
Effect on other comprehensive
  income for the period...........    67,530        40,174
                                    --------      --------
Accumulated unrealized gains on
  securities available for sale at
  June 30, net of tax.............  $173,186      $100,751
                                    ========      ========
Accumulated unrealized losses on
  derivatives used in cash flow
  hedging relationships at January
  1, net of tax...................  $(33,379)     $     --
Cumulative effect of change in
  accounting principle, net of tax
  benefit of $13,997..............        --       (25,995)
Net unrealized losses for the
  period, net of tax benefit of
  $56,422 in 2002 and $19,456 in
  2001............................  (104,784)      (36,132)
Reclassification adjustment for
  losses included in net income,
  net of tax benefit of $29,832 in
  2002 and ($5,340) in 2001.......    55,403         9,918
                                    --------      --------
Effect on other comprehensive
  income for the period...........   (49,381)      (52,209)
                                    --------      --------
Accumulated unrealized losses on
  derivatives used in cash flow
  hedging relationships at June
  30, net of tax..................  $(82,760)     $(52,209)
                                    ========      ========
Accumulated other comprehensive
  income at January 1, net of
  tax.............................  $ 72,277      $ 60,577
Other comprehensive income (loss),
  net of tax......................    18,149       (12,035)
                                    --------      --------
Accumulated other comprehensive
  income at June 30, net of tax...  $ 90,426      $ 48,542
                                    ========      ========

14. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                         Six Months Ended
                                             June 30
                                       --------------------
           (In Thousands)                2002        2001
-----------------------------------------------------------
Applicable to income exclusive of
  securities transactions............  $407,665    $380,411
Applicable to securities
  transactions.......................    28,366      36,773
                                       --------    --------
  Total income tax expense...........  $436,031    $417,184
                                       ========    ========

    The effective tax rate was 34.2% and 37.9% for the six months ended June 30, 2002 and 2001, respectively. Income tax expense for the first six months of 2001 included a $40.0 million charge related to tax exposure for corporate-owned life insurance deductions. See Note 15 for further discussion.

15. COMMITMENTS, CONTINGENT LIABILITIES, AND RELATED PARTY TRANSACTIONS

    COMMITMENTS: A summary of the contract amount of significant commitments follows:

                                 JUNE 30   Dec. 31   June 30
(IN MILLIONS)                     2002      2001      2001
------------------------------------------------------------
Commitments to extend credit:
  Revolving home equity and
    credit card lines..........  $21,486   $19,531   $19,522
  Other loans..................  32,987     31,067    20,647
Standby letters of credit......   3,676      3,406     3,169
Commercial letters of credit...     146        154       237
Net commitments to sell
  mortgage loans and
  mortgage-backed securities...   9,763     14,130     6,821
Commitments to fund principal
  investments..................     285        290       327

    Commitments to extend credit are agreements to lend, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates, and the Corporation's exposure is limited to the replacement value of those contracts. Certain lending commitments for conforming residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS 133, and changes in the fair value of those commitments due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 17.
    Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.

    The credit risk associated with loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer.
    The Corporation also enters into forward contracts for the future delivery or purchase of fixed-rate conforming residential mortgage loans and mortgage-backed securities at a specified interest rate to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing assets. These contracts are also considered derivative instruments under SFAS 133 and changes in the fair value of these contracts due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 17.
    Under an agreement with an unconsolidated commercial paper conduit into which the Corporation and certain corporate customers have sold assets, National City has a commitment to provide liquidity to the conduit in the event funding cannot be readily accessed in the commercial paper market. As of June 30, 2002, December 31, 2001, and June 30, 2001, the liquidity commitment to the commercial paper conduit was $4.2 billion, $3.6 billion, and $3.2 billion, respectively. There were no outstandings under this liquidity facility as of those dates. National City also provides standby letters of credit to the conduit to provide partial credit protection to commercial paper holders. Letter of credit commitments totaled $83.5 million, $18.5 million, and $25.0 million at June 30, 2002, December 31, 2001, and June 30, 2001, respectively. The liquidity and credit commitments to the conduit are included within the other loan commitment and standby letter of credit totals presented in the table on the previous page. Further discussion of this conduit is included in Note 4.
    The Corporation also has principal investment commitments, which represent commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.
    National City also has commitments under long-term operating leases, which are discussed in Note 9 to the Corporation's 2001 Annual Report on Form 10-K and have not materially changed since December 31, 2001.
    CONTINGENT LIABILITIES: During late 1999, the Corporation was notified by the Internal Revenue Service (IRS) of adjustments relating to its corporate-owned life insurance (COLI) programs proposed in the Revenue Agent's Reports for the Corporation's Federal income tax returns for the years 1990 through 1995. These proposed adjustments involved the disallowance of certain deductions, which, with the expected effect on tax returns for years subsequent to 1995, represented an exposure for tax and interest of approximately $200 million. In the first quarter of 2000, the Corporation made payments of taxes and interest attributable to COLI interest deductions for years 1990 through 1995 to avoid the potential assessment by the IRS of any additional above-market rate interest on the contested amount. The payments to the IRS were included on the balance sheet in other assets pending the resolution of this matter. In February 2001, the Corporation recorded a $40.0 million charge related to the tax exposure on the COLI deductions. Subsequently, in May 2001, the Corporation reached a final settlement through negotiations with the IRS for all tax years containing such deductions. The first quarter charge when combined with previous accruals covered the full settlement amount. As a result, the Corporation has no further balance sheet or income statement exposure related to this matter.
    The Corporation, through merchant card services provided by its National Processing subsidiary and under the rules governing VISA(R) and MasterCard(R) transactions, may be contingently liable for certain amounts disputed between a customer and a merchant for which the Corporation credits or refunds the customer but is unable to collect the amount from the merchant due to bankruptcy or other reasons. In most cases, a contingent liability is unlikely to arise because most products and services are delivered when purchased and credits are issued on returned items. However, where the product or service is not provided until some later time following the purchase, a contingent liability could arise in the event the Corporation is unable to collect from the merchant. In the opinion of management, the probability of a material loss to the Corporation arising from any potential contingent liability is remote.
    National City or its subsidiaries are also involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. It is management's opinion the consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or claims.
    RELATED PARTY TRANSACTIONS: The Corporation has no material related party transactions which would require disclosure. The Corporation does extend credit to certain officers and directors of the Corporation and its banking subsidiaries in the ordinary course of business and under substantially the same terms as comparable third party lending arrangements.

16. NET INCOME PER SHARE

    The calculation of net income per common share follows:

                                Three Months           Six Months
                                    Ended                 Ended
                                   June 30               June 30
   (In Thousands, Except     -------------------   -------------------
    Per Share Amounts)         2002       2001       2002       2001
----------------------------------------------------------------------
BASIC:
 Net income................  $392,782   $349,502   $838,913   $684,905
 Less preferred
   dividends...............        10        442         20        892
                             --------   --------   --------   --------
 Net income applicable to
   common stock............  $392,772   $349,060   $838,893   $684,013
                             ========   ========   ========   ========
 Average common shares
   outstanding - basic.....   609,336    601,529    608,580    601,210
                             ========   ========   ========   ========
 Net income per common
   share - basic...........      $.65       $.58      $1.38      $1.14
                             ========   ========   ========   ========
DILUTED:
 Net income................  $392,782   $349,502   $838,913   $684,905
                             ========   ========   ========   ========
 Average common shares
   outstanding.............   609,336    601,529    608,580    601,210
 Stock option adjustment...     7,415      7,465      6,803      7,431
 Preferred stock
   adjustment..............        42      1,788         42      1,802
                             --------   --------   --------   --------
 Average common shares
   outstanding - diluted...   616,793    610,782    615,425    610,443
                             ========   ========   ========   ========
 Net income per common
   share - diluted.........      $.63       $.57       1.36      $1.12
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

17. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. It also executes derivative instruments with its commercial banking customers to facilitate their risk management strategies. Derivative instruments represent contracts between parties that usually require no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.
    The Corporation's primary market risk is interest rate risk. Market risk is the risk of loss arising from an adverse change in interest rates, exchange rates, and equity prices. Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. These instruments primarily include interest rate swaps, interest rate futures, forward agreements, and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environments.
    SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires all derivative instruments to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions. These provisions permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative. Note 1 provides further detail on how derivative instruments are accounted for in the financial statements. The Corporation usually designates derivative instruments used to manage interest rate risk into SFAS 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management are not designated in a SFAS 133 hedge relationship. Such will be the case if the derivative instrument is being used to offset risk related to an asset or liability that is accounted for at fair value in the financial statements, if the derivative instrument has been moved out of a SFAS 133 relationship because the hedge was deemed not effective, or if operational or cost constraints make it prohibitive to apply hedge accounting.
    As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed by establishing and monitoring limits as to the degree of risk that may be undertaken as part of the Corporation's overall market risk monitoring process carried out by the Asset/Liability Management Committee. See further discussion of this process in the Market Risk section of the Financial Review.
    Credit risk is the risk a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At June 30, 2002, these collateral agreements covered 99.2% of the notional amount of the total derivative portfolio, excluding futures and forward commitments to sell or purchase mortgage loans or mortgage-backed securities and customer derivative contracts, and the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $137.8 million to collateralize net gains with counterparties. The Corporation had also pledged and delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $68.5 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact that these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements since the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.
    All derivative contracts are valued using either cash flow projection models acquired from third parties or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on June 30, 2002 and December 31, 2001.
    FAIR VALUE HEDGES: The Corporation uses interest rate swaps, interest rate futures, interest rate caps and floors, interest rate forwards and forward purchase commitments to hedge the fair values of mortgage servicing assets, certain fixed-rate residential and commercial loans, and U.S. Treasury securities for changes in interest rates.
    The Corporation also uses receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged included purchased deposits, long-term FHLB advances, corporate and subordinated long-term debt, and senior bank notes.
    The tables on the following pages provide further information regarding the derivative instruments designated in fair value hedge relationships at June 30, 2002 and December 31, 2001.
    For the three and six month periods ended June 30, 2002, the Corporation recognized total net ineffective fair value hedge gains of $141.0 million and $165.1 million, respectively. For the same periods in 2001, the Corporation recognized total net ineffective hedge gains in the amount of $6.3 million and $1.7 million, respectively. Of the total gains recognized, net ineffective hedge gains related to mortgage loans held for sale and servicing assets were $139.1 million and $159.0 million for the three and six month periods ended June 30, 2002, respectively, compared to $5.3 million and $3.9 million for the same periods in 2001. Ineffective hedge gains (losses) for these hedged assets are included in mortgage banking revenue on the income statement. Net ineffective hedge gains related to hedging commercial loans, U.S. Treasury securities and fixed rate funding products are included in other noninterest income on the income statement and totaled $1.9 million and $6.1 million for the three and six month periods ended June 30, 2002, respectively. Net ineffective hedge gains (losses) related to these hedged assets and liabilities were $1.0 million and $(2.2) million for the same periods in 2001, respectively. No gains or losses were recognized during the first half of 2002 and 2001 related to components of derivative instruments which were excluded from the assessment of hedge ineffectiveness.
    CASH FLOW HEDGES: The Corporation hedges cash flow variability related to variable-rate funding products, specifically FHLB advances and senior bank notes, through the use of pay-fixed interest rate swaps and interest rate caps. The Corporation also holds pay-fixed interest rate swaps to hedge forecasted cash flows associated with debt instruments expected to be issued subsequent to 2002.
    Pay-fixed interest rate swaps and interest rate futures were entered into in 2001 to hedge the cash flows expected from the forecasted sale through securitization of certain fixed-rate automobile loans classified as held for securitization on the Corporation's balance sheet as of December 31, 2001. The automobile loans were sold through securitization in the first quarter of 2002. See Note 4 for further discussion of the automobile loan securitization.
    For the three and six month periods ended June 30, 2002, the Corporation recognized net ineffective cash flow hedge losses of $.4 million and $.5 million, respectively. For the six months ended June 30, 2001, a net ineffective cash flow hedge loss of $.1 million was recognized. These losses are included in other noninterest income on the income statement. There were no ineffective cash flow hedge gains or losses recognized during the second quarter of 2001. Also, no gains or losses were recognized during the first half of 2002 and 2001 related to components of derivative instruments which were excluded from the assessment of hedge ineffectiveness.
    Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At June 30, 2002 and 2001, accumulated other comprehensive income included a deferred after-tax net loss of $82.8 million and $52.2 million, respectively, related to derivatives used to hedge funding cash flows. See Note 13 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in other comprehensive income as of June 30, 2002 is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through June 2005, with $66.8 million of net loss expected to be reclassified within the next year. For the three and six month periods ended June 30, 2002, pretax losses of $40.8 million and $87.3 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable rate funding products. For the same 2001 periods, pretax losses of $13.3 million and $15.3 million, respectively, were reclassified into interest expense. Also during the first six months of 2002, pretax gains of $2.0 million were reclassified into other noninterest income as part of the gain on the automobile loan securitization. There were no gains or losses reclassified into earnings in either the first half of 2002 or 2001 because it became probable that the original forecasted transaction would not occur.
    OTHER DERIVATIVE ACTIVITIES: The Corporation's derivative portfolio also includes derivative instruments not included in SFAS 133 hedge relationships. Those derivatives include purchased derivatives, primarily swaps, futures, and forwards, used for interest rate, foreign currency, and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133, and derivatives executed with customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. The Corporation generally does not enter into derivative transactions for purely speculative purposes. Gains and losses on mortgage banking related derivative instruments are included in mortgage banking revenue on the income statement, while gains and losses on other non-SFAS 133 derivative instruments are included in other noninterest income. A summary of non-SFAS 133 derivative instruments by type of activity follows:

                                                                                      Net Gains (Losses)
                                                                               --------------------------------
                                                              NET DERIVATIVE    Three Months      Six Months
                                                                  ASSET            Ended             Ended
                                                               (LIABILITY)        June 30           June 30
                                                                  AS OF        --------------   ---------------
(Dollars in Millions)                                         JUNE 30, 2002    2002     2001     2002     2001
---------------------------------------------------------------------------------------------------------------
NON-SFAS 133 DERIVATIVE INSTRUMENTS
  Mortgage-banking related:
    Mortgage servicing asset risk management................      $  4.0       $ 9.4   $ (9.4)  $  7.7   $211.9
    Mortgage loan commitments and associated risk
      management............................................       (16.9)       18.7     (1.6)   (25.6)      .7
                                                                  ------       -----   ------   ------   ------
      Total.................................................       (12.9)       28.1    (11.0)   (17.9)   212.6
  Customer risk management..................................        23.5         2.2      4.6      4.3      8.0
  Foreign currency risk management..........................         4.7         2.6      3.2      5.5      6.6
  Other.....................................................         1.6        (4.6)      --     (2.8)     5.0
                                                                  ------       -----   ------   ------   ------
      Total.................................................        29.8          .2      7.8      7.0     19.6
                                                                  ------       -----   ------   ------   ------
  Total non-SFAS 133 derivatives............................      $ 16.9       $28.3   $ (3.2)  $(10.9)  $232.2
                                                                  ======       =====   ======   ======   ======

    Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at June 30, 2002 follows:

                                                                               NET                   WEIGHTED-AVERAGE
                                                         DERIVATIVE        INEFFECTIVE   ----------------------------------------
                                         NOTIONAL   --------------------   HEDGE GAIN    RECEIVE     PAY     STRIKE       LIFE
(DOLLARS IN MILLIONS)                     AMOUNT     ASSET     LIABILITY    (LOSS)(A)    RATE(B)   RATE(B)   RATE(B)    (YEARS)
---------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate
      swaps............................  $   115     $   .3     $  1.1                    5.03%     6.07%        --%          6.6
    Pay-fixed interest rate swaps......    3,676         --      194.0                    2.20      5.60         --           3.4
    Prime interest rate caps sold......       50         --         .1                      --        --      10.00           2.6
    Eurodollar interest rate caps
      sold.............................      715         --        4.2                      --        --       6.38           3.1
    Eurodollar interest rate floors
      sold.............................       60         --        3.8                      --        --       6.17           3.6
    Eurodollar interest rate futures
      sold.............................    4,449         --         --                      --        --         --            --
    Eurodollar interest rate futures
      purchased........................    4,803         --         --                      --        --         --            --
                                         --------   --------   ---------
        Total..........................   13,868         .3      203.2       $  4.4
  Mortgage loans held for sale
    Forward commitments to sell
      mortgage loans and
      mortgage-backed securities.......    9,058         --      100.0           --         --        --         --    .3 or less
    Receive-fixed interest rate
      swaps............................    2,140       47.9         --                    5.20      1.65         --           7.5
    Pay-fixed interest rate swaps......    1,300         --       23.3                    5.27      2.13         --          10.4
    Constant maturity swap interest
      rate caps purchased..............    5,250       37.9         --                      --        --       5.59           2.6
                                         --------   --------   ---------
        Total..........................   17,748       85.8      123.3         30.6
  Available-for-sale securities
    Pay-fixed interest rate swaps......      500         --       10.8          1.0       1.84      4.26         --           1.1
  Mortgage Servicing Assets
    Forward commitments to purchase
      mortgage-backed securities.......    2,530        7.3        1.4                      --        --         --    .3 or less
    Receive-fixed interest rate
      swaps............................    4,950      291.1         --                    5.83      1.99         --           7.9
    Pay-fixed interest rate swaps......    1,350        4.4       21.7                    4.17      3.95         --           8.0
    Principal-only interest rate
      swaps............................      590       30.1        2.8                      --      1.82         --           2.1
    U.S. Treasury interest rate caps
      purchased........................    1,345         --         --                      --        --       6.56            .4
    Constant maturity swap interest
      rate caps purchased..............   13,850       46.1         --                      --        --       6.79           2.1
    Eurodollar interest rate caps
      purchased........................      500        4.3         --                      --        --       4.75           2.5
    U.S. Treasury interest rate floors
      purchased........................       75         .2         --                      --        --       5.00            .9
    U.S. Treasury call options.........      450        8.5         --                      --        --         --           2.7
    U.S. Treasury Note futures.........      675         --         --                      --        --         --            --
    U.S. Government Agency futures.....      100         --         --                      --        --         --            --
                                         --------   --------   ---------
        Total..........................   26,415      392.0       25.9        128.4
  Funding
    Receive-fixed interest rate
      swaps............................    4,505      220.3        1.6           .7       5.63      1.88         --           6.6
                                         --------   --------   ---------
Total derivatives used in fair value
  hedges...............................  $63,036     $698.4     $364.8        165.1
                                         =======     ======     ======
CASH FLOW HEDGES
  Funding
    Pay-fixed interest rate swaps......  $ 7,550     $   --     $104.5                    2.13      4.25         --           1.5
    Eurodollar interest rate caps
      purchased........................    6,000       23.4         --                      --        --       4.61           1.7
                                         --------   --------   ---------
        Total..........................   13,550       23.4      104.5          (.5)
                                         --------   --------   ---------
Total derivatives used in cash flow
  hedges...............................  $13,550     $ 23.4     $104.5          (.5)
                                         ========   ========   =========
Total derivatives used for interest
  rate risk management and designated
  in SFAS 133 relationships............  $76,586     $721.8     $469.3       $164.6
                                         ========   ========   =========
---------------------------------------------------------------------------------------------------------------------------------

(a) Represents net ineffective hedge gain (loss) on hedging strategy for the six-month period ended June 30, 2002
(b) The weighted-average rates are those in effect in the specified contracts at June 30, 2002

    Summary information regarding interest rate derivatives used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at December 31, 2001 follows:

                                                                                                    Weighted-Average
                                                                      Derivative        -----------------------------------------
                                                      Notional   --------------------   Receive      Pay       Strike      Life
               (Dollars in Millions)                   Amount     Asset     Liability   Rate(a)    Rate(a)    Rate(a)    (Years)
---------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps...............  $   268     $   .1     $  4.8         5.18%      4.74%        --%       5.1
    Pay-fixed interest rate swaps...................    3,767        5.2      131.6         2.24       5.67         --        3.5
    Eurodollar interest rate caps purchased.........        3         --         --           --         --       9.00       10.2
    Eurodollar interest rate caps sold..............      690         --        8.5           --         --       6.74        3.3
    Eurodollar interest rate floors sold............       60         --        3.1           --         --       5.25        4.4
    Eurodollar interest rate futures sold...........    3,390         --         --           --         --         --         --
    Eurodollar interest rate futures purchased......    3,329         --         --           --         --         --         --
                                                      --------   --------   ---------
        Total.......................................   11,507        5.3      148.0
  Mortgage loans held for sale
    Forward commitments to sell mortgage loans and                                                                          .3 or
      mortgage-backed securities....................   18,571      210.5         --           --         --         --       less
    Receive-fixed interest rate swaps...............    1,960         --       52.3         4.98       1.99         --        7.0
    Pay-fixed interest rate swaps...................      250         --        1.6         4.85       2.06         --        5.4
    Constant maturity swap interest rate caps
      purchased.....................................    2,500       61.8         --           --         --       5.82        2.9
                                                      --------   --------   ---------
        Total.......................................   23,281      272.3       53.9
  Available-for-sale securities
    Pay-fixed interest rate swaps...................      500         --        8.4         1.93       4.26         --        1.6
  Mortgage servicing assets
    Forward commitments to purchase mortgage-backed                                                                         .3 or
      securities....................................    2,815         .9       12.3           --         --         --       less
    Receive-fixed interest rate swaps...............    3,353       89.5        7.0         5.94       2.07         --        7.5
    Pay-fixed interest rate swaps...................      750        8.7         .2         2.83       5.69         --        7.1
    Principal-only interest rate swaps..............      605        7.2       34.6           --       2.11         --        1.8
    Forward volatility agreements...................      750         --        3.7           --         --         --         .1
    U.S. Treasury interest rate caps purchased......    2,605         .5         --           --         --       6.66         .6
    Constant maturity swap interest rate caps
      purchased.....................................    9,100       78.2         --           --         --       6.80        2.3
    U.S. Treasury interest rate floors purchased....      125         .3         --           --         --       4.80        1.0
    U.S. Treasury futures purchased.................      135         --         --           --         --         --         --
                                                      --------   --------   ---------
        Total.......................................   20,238      185.3       57.8
  Funding
    Receive-fixed interest rate swaps...............    4,530       93.2       22.5         6.07       2.09         --        6.6
                                                      --------   --------   ---------
Total derivatives used in fair value hedges.........  $60,056     $556.1     $290.6
                                                      ========   ========   =========
CASH FLOW HEDGES
  Automobile loans held for sale
    Pay-fixed interest rate swaps...................  $   280     $  2.8     $   --         1.79       3.94         --        2.7
    Eurodollar interest rate futures sold...........    1,290         --         --           --         --         --         --
                                                      --------   --------   ---------
        Total.......................................    1,570        2.8         --
  Funding
    Pay-fixed interest rate swaps...................    7,500       19.6       71.2         2.27       4.49         --        1.7
    Eurodollar interest rate caps purchased.........    5,000       36.0         --           --         --       4.70        2.0
                                                      --------   --------   ---------
        Total.......................................   12,500       55.6       71.2
                                                      --------   --------   ---------
Total derivatives used in cash flow hedges..........  $14,070     $ 58.4     $ 71.2
                                                      ========   ========   =========
Total derivatives used for interest rate risk
  management and designated in SFAS 133
  relationships.....................................  $74,126     $614.5     $361.8
                                                      ========   ========   =========
---------------------------------------------------------------------------------------------------------------------------------

(a) The weighted-average rates are those in effect in the specified contracts at December 31, 2001

18. LINE OF BUSINESS RESULTS

    National City operates six major lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage, and National Processing.
    Retail sales and distribution includes deposit gathering, direct consumer lending, and small business banking services. Wholesale banking includes credit and related financial services to large- and medium-sized corporations along with syndicated lending, principal investing, structured finance, and investment banking. Consumer finance is comprised of credit card lending, education finance, dealer finance, national home equity lending, and nonconforming residential lending and servicing. Asset management includes the institutional trust, retail brokerage, and personal wealth management businesses. National City Mortgage represents conforming mortgage banking activities conducted through the Corporation's wholly-owned subsidiary, National City Mortgage Co. National Processing consists of electronic merchant card processing and payment services conducted through National Processing, Inc., National City's 85%-owned subsidiary.
    The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed as part of investment funding activities. Asset securitizations are also considered investment funding activities and the effects of such securitizations are included within the parent and other category. The assets sold through securitization continue to be reflected as owned by the business unit that manages those assets. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Parent and other is primarily comprised of the results of investment funding activities, including asset securitization activities, intersegment revenue (expense) eliminations, and unallocated corporate income and expense. The intersegment revenue (expense) amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been restated to conform with the current period's presentation.
    Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business is included in the table below.

                                         Retail
                                         Sales
                                          and        Wholesale   Consumer     Asset      National City
           (In Thousands)             Distribution    Banking    Finance    Management     Mortgage
------------------------------------------------------------------------------------------------------
QUARTER ENDED
 JUNE 30, 2002
Net interest income (expense)(a)....    $384,959     $255,408    $241,619    $ 25,583      $129,026
Provision (benefit) for loan
 losses.............................      24,541       83,576     68,518        8,863           400
                                        --------     --------    --------    --------      --------
Net interest income (expense)
 after provision....................     360,418      171,832    173,101       16,720       128,626
Noninterest income..................     155,882       80,526     74,657      114,331       176,890
Noninterest expense.................     294,275      126,464    148,292       87,531       125,289
                                        --------     --------    --------    --------      --------
Income (loss) before taxes..........     222,025      125,894     99,466       43,520       180,227
Income tax expense (benefit)(a).....      87,478       49,271     39,189       17,024        66,710
                                        --------     --------    --------    --------      --------
Net income (loss)...................    $134,547     $ 76,623    $60,277     $ 26,496      $113,517
                                        ========     ========    ========    ========      ========
Intersegment revenue (expense)......    $ 29,521     $  2,868    $(2,451)    $   (361)     $ 17,198
Average assets (in millions)........      17,113       31,105     23,785        2,999        12,463

QUARTER ENDED
 JUNE 30, 2001
Net interest income (expense)(a)....    $384,600     $253,915    $186,425    $ 27,385      $ 44,275
Provision (benefit) for loan
 losses.............................      14,667       38,771    111,314        2,188            --
                                        --------     --------    --------    --------      --------
Net interest income (expense) after
 provision..........................     369,933      215,144     75,111       25,197        44,275
Noninterest income..................     147,774       78,604     51,704      111,591        79,379
Noninterest expense.................     286,134      128,335    112,106       83,931        78,622
                                        --------     --------    --------    --------      --------
Income before taxes.................     231,573      165,413     14,709       52,857        45,032
Income tax expense (benefit)(a).....      88,459       62,113      5,592       20,210        16,731
                                        --------     --------    --------    --------      --------
Net income..........................    $143,114     $103,300    $ 9,117     $ 32,647      $ 28,301
                                        ========     ========    ========    ========      ========
Intersegment revenue (expense)......    $ 17,864     $  6,324    $(1,245)    $  1,806      $ 34,992
Average assets (in millions)........      17,074       31,763     20,648        2,692         8,418
------------------------------------------------------------------------------------------------------


                                       National     Parent     Consolidated
           (In Thousands)             Processing   and Other      Total
------------------------------------  -------------------------------------
QUARTER ENDED
 JUNE 30, 2002
Net interest income (expense)(a)....   $  1,258    $ (67,496)   $  970,357
Provision (benefit) for loan
 losses.............................         --      (20,422)      165,476
                                       --------    ---------    ----------
Net interest income (expense)
 after provision....................      1,258      (47,074)      804,881
Noninterest income..................    112,493       58,545       773,324
Noninterest expense.................     91,691      100,380       973,922
                                       --------    ---------    ----------
Income (loss) before taxes..........     22,060      (88,909)      604,283
Income tax expense (benefit)(a).....      9,861      (58,032)      211,501
                                       --------    ---------    ----------
Net income (loss)...................   $ 12,199    $ (30,877)   $  392,782
                                       ========    =========    ==========
Intersegment revenue (expense)......   $  1,846    $ (48,621)   $       --
Average assets (in millions)........        453       10,003        97,921
QUARTER ENDED
 JUNE 30, 2001
Net interest income (expense)(a)....   $  1,948    $ (63,592)   $  834,956
Provision (benefit) for loan
 losses.............................         --      (14,017)      152,923
                                       --------    ---------    ----------
Net interest income (expense) after
 provision..........................      1,948      (49,575)      682,033
Noninterest income..................    115,820      113,979       698,851
Noninterest expense.................    101,122       49,852       840,102
                                       --------    ---------    ----------
Income before taxes.................     16,646       14,552       540,782
Income tax expense (benefit)(a).....      8,728      (10,553)      191,280
                                       --------    ---------    ----------
Net income..........................   $  7,918    $  25,105    $  349,502
                                       ========    =========    ==========
Intersegment revenue (expense)......   $  4,017    $ (63,758)   $       --
Average assets (in millions)........        400       10,941        91,936
----------------------------------------------------------------------------------------

(a) Includes tax-equivalent adjustment for tax-exempt interest income

                                         Retail
                                         Sales
                                          and        Wholesale   Consumer     Asset      National City
           (In Thousands)             Distribution    Banking    Finance    Management     Mortgage
------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED
 JUNE 30, 2002
Net interest income (expense)(a)....    $765,863     $502,288    $479,567    $ 50,898      $279,740
Provision (benefit) for loan
 losses.............................      47,562      177,580    147,694       10,372           400
                                        --------     --------    --------    --------      --------
Net interest income (expense)
 after provision....................     718,301      324,708    331,873       40,526       279,340
Noninterest income..................     309,996      152,883    108,358      219,281       312,374
Noninterest expense.................     585,164      250,138    263,532      171,745       250,699
                                        --------     --------    --------    --------      --------
Income (loss) before taxes..........     443,133      227,453    176,699       88,062       341,015
Income tax expense (benefit)(a).....     174,594       88,954     69,619       34,449       126,233
                                        --------     --------    --------    --------      --------
Net income..........................    $268,539     $138,499    $107,080    $ 53,613      $214,782
                                        ========     ========    ========    ========      ========
Intersegment revenue (expense)......    $ 67,061     $  5,975    $(4,530)    $  1,220      $ 32,299
Average assets (in millions)........      17,401       31,287     23,601        3,011        13,781

SIX MONTHS ENDED
 JUNE 30, 2001
Net interest income (expense)(a)....    $762,358     $497,130    $367,963    $ 56,233      $ 57,235
Provision (benefit) for loan
 losses.............................      26,780       63,791    166,482        2,712            --
                                        --------     --------    --------    --------      --------
Net interest income (expense) after
 provision..........................     735,578      433,339    201,481       53,521        57,235
Noninterest income..................     284,254      149,573     72,698      218,202       199,947
Noninterest expense.................     564,548      250,064    232,226      169,289       164,735
                                        --------     --------    --------    --------      --------
Income before taxes.................     455,284      332,848     41,953      102,434        92,447
Income tax expense(a)...............     173,970      125,149     15,885       39,180        34,333
                                        --------     --------    --------    --------      --------
Net income..........................    $281,314     $207,699    $26,068     $ 63,254      $ 58,114
                                        ========     ========    ========    ========      ========
Intersegment revenue (expense)......    $ 28,354     $ 12,021    $(2,228)    $  4,419      $ 50,559
Average assets (in millions)........      16,880       31,476     20,424        2,682         6,608
------------------------------------------------------------------------------------------------------


                                       National     Parent     Consolidated
           (In Thousands)             Processing   and Other      Total
------------------------------------  -------------------------------------
SIX MONTHS ENDED
 JUNE 30, 2002
Net interest income (expense)(a)....   $  2,448    $(105,097)   $1,975,707
Provision (benefit) for loan
 losses.............................         --      (29,492)      354,116
                                       --------    ---------    ----------
Net interest income (expense)
 after provision....................      2,448      (75,605)    1,621,591
Noninterest income..................    222,271      192,554     1,517,717
Noninterest expense.................    183,195      144,338     1,848,811
                                       --------    ---------    ----------
Income (loss) before taxes..........     41,524      (27,389)    1,290,497
Income tax expense (benefit)(a).....     17,277      (59,542)      451,584
                                       --------    ---------    ----------
Net income..........................   $ 24,247    $  32,153    $  838,913
                                       ========    =========    ==========
Intersegment revenue (expense)......   $  3,847    $(105,872)   $       --
Average assets (in millions)........        446       10,476       100,003
SIX MONTHS ENDED
 JUNE 30, 2001
Net interest income (expense)(a)....   $  4,307    $(131,042)   $1,614,184
Provision (benefit) for loan
 losses.............................         --      (23,470)      236,295
                                       --------    ---------    ----------
Net interest income (expense) after
 provision..........................      4,307     (107,572)    1,377,889
Noninterest income..................    222,737      238,110     1,385,521
Noninterest expense.................    191,746       72,491     1,645,099
                                       --------    ---------    ----------
Income before taxes.................     35,298       58,047     1,118,311
Income tax expense(a)...............     15,841       29,048       433,406
                                       --------    ---------    ----------
Net income..........................   $ 19,457    $  28,999    $  684,905
                                       ========    =========    ==========
Intersegment revenue (expense)......   $  8,438    $(101,563)   $       --
Average assets (in millions)........        407       11,309        89,786
----------------------------------------------------------------------------------------

(a) Includes tax-equivalent adjustment for tax-exempt interest income

FINANCIAL REVIEW
     This financial review discusses the financial condition and results of operations of National City Corporation for the three and six months ended June 30, 2002 and serves as an update to the Corporation's 2001 Annual Report on Form 10-K. The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated interim financial statements and notes presented on pages 4 through 29 of this Form 10-Q.
     This quarterly report contains certain forward-looking statements (as defined in the Private Securities Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans, and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions, continuing consolidation in the financial services industry, and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
     National City's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are primarily necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent on a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. The most significant accounting policies followed by the Corporation are presented in
Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the valuation of retained interests, including mortgage and other servicing assets, the valuation of derivative instruments, and the valuation of leased asset residuals to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. Any material effect on the financial statements during the first half of 2002 related to these critical accounting areas is discussed in this financial review. The remainder of this financial review should be read in conjunction with the consolidated financial statements and related notes presented on pages 4 through 29.
RECENT ACCOUNTING PRONOUNCEMENTS
     Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Corporation during the first half of 2002 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Corporation's financial condition or results of operations, the impacts are discussed in the applicable section(s) of this financial review.

EARNINGS SUMMARY
     Net income for the second quarter and first six months of 2002 was $392.8 million and $838.9 million, respectively, compared to net income of $349.5 million and $684.9 million, respectively, for the same periods in 2001. Net income per diluted share was $.63 for the 2002 second quarter, up from $.57 in the second quarter of 2001. Net income per diluted share for the first six months of 2002 was $1.36, up from $1.12 for the first six months of 2001.
     Returns on average common equity and average assets were 20.0% and 1.61%, respectively, for the second quarter of 2002, compared to 20.5% and 1.52%, respectively, for the second quarter of 2001. Year-to-date returns on average common equity and average assets in 2002 were 22.0% and 1.69%, respectively, versus 20.5% and 1.54%, respectively, in 2001.
NET INTEREST INCOME
     This section should be read in conjunction with the information presented in tables 1, 2, and 3, and the average balance sheets on pages 42-45.

TABLE 1: AVERAGE EARNING ASSETS

                                                                     Three Months Ended
                                                              ---------------------------------
                                                              JUNE 30      Mar. 31     June 30
(In Millions)                                                   2002         2002        2001
-----------------------------------------------------------------------------------------------
Portfolio loans.............................................  $67,930      $67,929     $67,158
Loans held for sale or securitization.......................   10,343       15,015       7,453
Securities (at cost)........................................    8,660        8,834       8,768
Other.......................................................      864          800         642
                                                              -------      -------     -------
  Total earning assets......................................  $87,797      $92,578     $84,021
                                                              =======      =======     =======

TABLE 2: AVERAGE SOURCES OF FUNDING

                                                                   Three Months Ended
                                                              -------------------------------
                                                              JUNE 30     Mar. 31     June 30
(In Millions)                                                  2002        2002        2001
---------------------------------------------------------------------------------------------
Noninterest bearing deposits................................ $12,760      $12,366     $11,550
Interest bearing core deposits..............................  37,950       37,124      36,175
                                                              -------     -------     -------
    Total core deposits.....................................  50,710       49,490      47,725
Purchased deposits..........................................   8,834       11,321      10,348
Short-term borrowings.......................................   8,499       12,882      10,083
Long-term debt and capital securities.......................  19,432       18,615      15,612
                                                              -------     -------     -------
    Total purchased funding.................................  36,765       42,818      36,043
Stockholders' equity........................................   7,886        7,529       6,868
                                                              -------     -------     -------
    Total funding........................................... $95,361      $99,837     $90,636
                                                              =======     =======     =======
    Total interest bearing liabilities...................... $74,715      $79,942     $72,218
                                                              =======     =======     =======

TABLE 3: PERCENTAGE COMPOSITION OF AVERAGE FUNDING SOURCES

                                                                   Three Months Ended
                                                              -------------------------------
                                                              JUNE 30     Mar. 31     June 30
                                                                2002        2002        2001
---------------------------------------------------------------------------------------------
Core deposits...............................................    53.2%       49.6%       52.7%
Purchased deposits..........................................     9.3        11.3        11.4
Short-term borrowings.......................................     8.9        12.9        11.1
Long-term debt and capital securities.......................    20.3        18.7        17.2
                                                               -----       -----       -----
Purchased funding...........................................    38.6        42.9        39.7
Stockholders' equity........................................     8.3         7.5         7.6
                                                               -----       -----       -----
    Total...................................................   100.0%      100.0%      100.0%
                                                               =====       =====       =====

     Tax-equivalent net interest income for the second quarter and first six months of 2002 was $970.4 million and $2.0 billion, respectively, up from $835.0 million and $1.6 billion for the comparable 2001 periods. The net interest margin increased to 4.42% in the second quarter of 2002 from 4.36% in the first quarter of this year and 3.98% in last year's second quarter. The 2002 year-to-date net interest margin was 4.39%, up from 3.95% for the same period a year ago.
     The growth in net interest income and improvement in net interest margin in 2002 reflected strong mortgage and home equity loan volumes, successful deposit gathering and retention efforts, and the positive impact of a low rate environment on funding costs and spreads. An improved asset and funding mix, resulting from balance sheet restructuring efforts in prior periods, also contributed to the net interest margin's strength.
     The Corporation continued to diversify its funding sources for greater capital efficiency through asset securitization. During the first half of 2002, $425.0 million of credit card receivables and $1.1 billion of automobile loans were securitized. During the first half of last year, the Corporation securitized $425.0 million of credit card receivables. Securitization involves the sale of assets to an unconsolidated trust, which sells beneficial interests to investors in the form of asset-backed securities. The Corporation's on-balance-sheet funding needs are then reduced. Further detail on asset securitization transactions, including retained interests, is included in Notes 1 and 4 of the consolidated financial statements.
     Average earning assets were higher on a year-over-year basis due to strong mortgage and home equity loan growth fueled mainly by the low rate environment, offset to some extent by a decline in commercial loan balances and the effects of the credit card and automobile loan securitizations.
     Portfolio loan growth over the past year has been driven by strong nonconforming residential real estate and home equity loan production. Nonconforming mortgage production is generated by the Corporation's consumer finance subsidiary, First Franklin Financial Corporation (First Franklin). A portion of this production is retained in portfolio with the remainder sold to third parties. Over the past year, $4.9 billion of First Franklin production has been retained for the residential real estate portfolio. The retention of these loans drove the increase in average residential real estate loans, offset to some extent by runoff in the conforming mortgage loan portfolio as nearly all conforming mortgage loan production was originated for sale in the secondary market. In addition to benefiting from lower interest rates, home equity loan growth during the past year has also been supported by increased focus on the national home equity market. The national home equity group, which is part of the consumer finance line of business, originates out-of-market home equity loans through a network of retail and wholesale brokers throughout the United States. Commercial loans declined from the prior year primarily due to the weaker economy, which has dampened loan demand. Also affecting the commercial loan portfolio during the first half of 2002 was the reclassification of approximately $400 million of real-estate secured loans from the commercial loan portfolio to the commercial real estate portfolio.
     Year-over-year growth in average loans held for sale or securitization was driven primarily by mortgage refinancing. Average mortgage loans held for sale decreased in the second quarter of 2002 as sales outpaced originations.
     Average year-to-date securities balances declined slightly in 2002 while the balance of other earning investments increased. These fluctuations primarily reflect a lower level of investment in the Corporation's bank stock fund portfolio and an increase in cash held in short-term money market funds.
     The funding mix has improved over the past year. Average core deposits grew to $50.7 billion in the second quarter of 2002, up from $49.5 billion last quarter and $47.7 billion in the year ago quarter. The increase in core deposits continued a sequential quarter growth trend that began in the fourth quarter of 2000 as the Corporation continued its focus on new account acquisition and retention, expanded product offerings, and improved customer service. Core deposit growth over the past year has also been driven by an increase in deposits associated with a higher level of customer escrow balances related to the increase in mortgage loan origination and loan payoff activities as well as a general shift in customer preference away from the equity markets and into insured bank deposits.

MARKET RISK
     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized interest rate risk limits. As part of this process, management continually takes into consideration many factors, primarily expected future interest rate movements, variability and timing of future cash flows, mortgage prepayments, and changes in core deposits.
     Interest rate risk is monitored principally through the use of two complementary measures: earnings simulation modeling, which projects changes in net income caused by the effect of changes in interest rates on net interest income, and net present value (NPV) estimation, which measures the sensitivity of balance sheet cash flows to changes in interest rates. Both measures are highly assumption-dependent and will change regularly as the Corporation's asset-liability structure and business evolves from one period to the next; however, taken together they represent a reasonably comprehensive view of the magnitude of the Corporation's interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO. Both the earnings simulation and NPV models assume that the shape of the yield curve does not change.

     The most recent earnings simulation model prepared for the July 2002 ALCO meeting projects net income would decrease by approximately 7.9% of stable-rate net income if rates were to fall gradually by two percentage points over the next year. It projects an increase of approximately 3.2% if rates were to rise gradually by two percentage points over the same period. The projected decrease in net income is above the ALCO guideline of minus 4.0%, however, management believes a sustained decline in market interest rates from their current low level is unlikely.
     The earnings simulation model discussed in the previous paragraph excludes the earnings dynamics of the Corporation's mortgage banking business conducted through National City Mortgage Company. Mortgage banking revenue, which is generated from originating, selling, and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand and the value of mortgage servicing assets. In general, low or declining interest rates typically lead to increased origination and sales income but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence origination and sales income but may also lead to an increase in servicing-related income. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. The Corporation manages both the risk to net income over time and the risk to an immediate reduction in the fair value of its mortgage servicing assets within guidelines set forth by ALCO. Further discussion of mortgage servicing asset valuation and risk management is included in Note 8 to the consolidated financial statements.
     The NPV model prepared for the July 2002 ALCO meeting projects a decline in NPV of approximately .5%, if interest rates immediately increased by 150 basis points. If rates immediately decreased by 150 basis points, the model projects an approximate decrease in NPV of 1.3%. Policy guidelines limit the amount of the estimated decline in NPV to 7.0%.
     At the end of 2001, the Corporation's interest-rate-risk position, as presented and discussed in the Corporation's 2001 Annual Report on Form 10-K, was slightly asset sensitive. During the first half of 2002, management continued to allow the Corporation's interest-rate-risk position to grow more asset sensitive due to the continued expectation that market interest rates will rise. The shift toward greater asset sensitivity resulted from both changes in business mix, particularly an increase in specialty deposit products, which extended the maturity of the customer deposit portfolio, and the use of derivative instruments to convert variable-rate funding to fixed rate. See Notes 1 and 17 to the consolidated financial statements for further discussion of the Corporation's use of and the accounting for derivative instruments.

NONINTEREST INCOME
     Fees and other income (Table 4) for the second quarter of 2002 totaled $729.3 million, up from $690.9 million in the 2002 first quarter and from $681.9 million in the second quarter of 2001. Fees and other income for the first half of 2002 reached $1.4 billion, up from $1.3 billion last year. The predominant factor behind the growth in 2002 was mortgage banking revenue, which reached record levels in both the second quarter and first half of the year.
     Mortgage banking revenue growth on both a year-over-year and linked-quarter basis was driven primarily by heavy origination volumes and higher gains on sales of loans into the secondary market. Conforming mortgage loan sales reached $15.4 billion in the second quarter of 2002, up from $10.4 billion for the same quarter in 2001, but down slightly from the $17.0 billion sold during the first quarter of this year. For the first half of 2002, conforming mortgage loan sales were $32.4 billion, compared to $16.5 billion for the same period in 2001. Sales of First Franklin nonconforming mortgage loans totaled $1.2 billion during the second quarter of 2002, up from $634.7 million in the first quarter of this year and $851.7 million for the second quarter of 2001. First Franklin loan sales for the first six months of 2002 were $1.9 billion, up from the $955.1 million sold during the same period in 2001. Both conforming and nonconforming mortgage loan production continued to be strong during the second quarter and first half of 2002 as interest rates for new loans remained at historically low levels. Total conforming and nonconforming loans originated for sale to third parties totaled $14.9 billion and $29.9 billion for the second quarter and first half of 2002, respectively, compared to $14.6 billion and $24.1 billion for the same 2001 periods. Management expects loan refinancing activity, which has been driving the high volume of originations, to subside in subsequent quarters subject to the level of mortgage interest rates, among other factors.

     In addition to the strong mortgage origination and sales activity in 2002, mortgage banking revenue also benefited from the impact of favorable financial market conditions on hedging strategies designed to protect the value of mortgage servicing assets and the value of fixed-rate loans not yet sold and loan commitments. Further detail of mortgage banking revenue and discussion regarding hedging strategies used to mitigate risk related to mortgage banking activities is included in Notes 8 and 17 to the consolidated financial statements.
     The second quarter and first half of 2002 saw volume-driven growth in deposit service charges, other service fees, and brokerage income compared to the prior year. These increases were partially offset by declines in card-related fees, trust and investment management fees, and payment processing revenue. Other service fees were up due to a higher level of loan syndication revenue, while brokerage income increased due mainly to an increase in fixed annuity sales, reflecting stronger customer demand for this type of product. The decrease in card- related fees was primarily attributed to the increase in securitized credit card balances, which resulted in certain revenue streams being shifted to interest income. Trust and investment management fees were lower primarily as a result of the weaker equity markets but showed a linked-quarter increase due to seasonal tax preparation fees. Payment processing revenue declined slightly due to the sale of National Processing's Business Processing Outsourcing unit in August 2001 and lower airline ticket processing revenue, mostly offset by an increase in merchant processing revenue related to new customers and higher transaction volumes.

TABLE 4: NONINTEREST INCOME

                                                                      Three Months Ended                  Six Months Ended
                                                              ----------------------------------   -----------------------
                                                               JUNE 30     Mar. 31     June 30      JUNE 30      June 30
(In Thousands)                                                  2002         2002       2001          2002         2001
--------------------------------------------------------------------------------------------------------------------------
Mortgage banking revenue....................................   $247,475    $195,217    $114,924    $  442,692   $  239,350
Deposit service charges.....................................    125,763     118,787     117,466       244,550      229,272
Payment processing revenue..................................    111,707     108,841     115,724       220,548      222,165
Trust and investment management fees........................     85,136      77,575      86,023       162,711      167,873
Card-related fees...........................................     31,873      32,136      38,569        64,009       83,240
Other service fees..........................................     30,706      21,555      25,787        52,261       51,977
Brokerage income............................................     30,762      27,067      23,657        57,829       47,082
Other.......................................................     65,869     109,683     159,765       175,552      239,496
                                                               --------    --------    --------    ----------   ----------
  Total fees and other income...............................    729,291     690,861     681,915     1,420,152    1,280,455
Securities gains, net.......................................     44,033      53,532      16,936        97,565      105,066
                                                               --------    --------    --------    ----------   ----------
  Total noninterest income..................................   $773,324    $744,393    $698,851    $1,517,717   $1,385,521
                                                               ========    ========    ========    ==========   ==========

     Other fee income declined on a year-over-year and linked-quarter basis. Included in fee income in the second quarter and first half of 2001 was an $88.8 million gain on the sale of the Corporation's preferred share interest in National Asset Management Corporation (NAMCO). See Note 3 to the consolidated financial statements for further discussion of this transaction. Also affecting comparability between periods were asset securitization gains of $50.1 million and $20.6 million recorded in the first quarters of 2002 and 2001, respectively. See Note 4 of the consolidated financial statements for further discussion of these securitization transactions. On a linked-quarter basis, the decrease in other fee income is attributed to the previously mentioned securitization gains recorded in the first quarter of this year, partially offset by a $10.3 million gain on the sale of student loans and a $5.1 million gain recorded for contingent consideration received in accordance with the NAMCO sales agreement, both recorded in the 2002 second quarter.

     Net securities gains were $44.0 million and $97.6 million, respectively, for the second quarter and first half of 2002. Net securities gains for the same 2001 periods were $16.9 million and $105.1 million, respectively. The majority of the securities gains were generated from the Corporation's internally managed portfolio of bank and thrift common stock investments. Bank stock gains for the second quarter and first half of 2002 were $41.6 million and $90.1 million, respectively, compared to $17.4 million and $102.3 million, respectively, for the same 2001 periods. Of the $41.6 million of bank stock fund gains recorded in the 2002 second quarter, $14.2 million represented appreciation on securities donated to the Corporation's charitable foundation. Net unrealized losses in the bank stock fund portfolio are included in other comprehensive income within stockholders' equity and were $2.0 million at June 30, 2002.

NONINTEREST EXPENSE
     Noninterest expense (Table 5) was $973.9 million in the second quarter of 2002, compared to $874.9 million in the first quarter and $840.1 million in the second quarter of 2001. Noninterest expense for the first half of 2002 was $1.8 billion, compared to $1.6 billion in the first half of 2001. In general, 2002 noninterest expense reflected higher personnel, processing and operational costs associated with business volumes and various brand development, technology, and service quality initiatives.

TABLE 5: NONINTEREST EXPENSE

                                                                    Three Months Ended            Six Months Ended
                                                              ------------------------------   -----------------------
                                                              JUNE 30    Mar. 31    June 30     JUNE 30      June 30
(In Thousands)                                                  2002       2002       2001        2002         2001
----------------------------------------------------------------------------------------------------------------------
Salaries, benefits, and other personnel.....................  $445,393   $444,328   $432,833   $  889,721   $  843,226
Equipment...................................................    61,325     62,299     60,747      123,624      120,749
Net occupancy...............................................    55,334     54,824     53,544      110,158      107,023
Third-party services........................................    59,668     53,585     49,963      113,253       93,564
Card processing.............................................    52,112     53,816     47,652      105,928       91,127
Postage and supplies........................................    29,996     31,504     32,643       61,500       63,819
Goodwill and other intangible asset amortization............     5,213      5,203     21,065       10,416       42,147
Marketing and public relations..............................    75,447     26,149     24,013      101,596       40,558
Telecommunications..........................................    22,056     21,433     20,900       43,489       42,207
Travel and entertainment....................................    14,625     14,106     14,009       28,731       27,561
State and local taxes.......................................    14,352     17,236     13,582       31,588       26,981
Other.......................................................   138,401     90,406     69,151      228,807      146,137
                                                              --------   --------   --------   ----------   ----------
   Total noninterest expense................................  $973,922   $874,889   $840,102   $1,848,811   $1,645,099
                                                              ========   ========   ========   ==========   ==========

     Significant items affecting comparability between periods included: a $52.8 million charge in the second quarter of 2002 arising from the donation of appreciated investment securities to the Corporation's charitable foundation; charges to reduce the estimated value of automobile lease residuals in the amounts of $37.7 million and $18.1 million in the second quarter of 2002 and 2001, respectively, and $50.9 million and $51.6 million, respectively, for the first half of 2002 and 2001; and charges totaling $22.4 million recorded in the second quarter of 2002 to reflect estimated impairment in various other assets. The charitable foundation contribution was included in marketing and public relations expense, while the automobile lease residual and other impairment charges were included in other noninterest expense. Other noninterest expense in 2002 also included a higher level of fraud and other losses associated primarily with increased mortgage banking activity.
     In addition, the adoption of SFAS 142, the new accounting standard for goodwill and intangible assets, at the beginning of 2002 reduced noninterest expense by $16.3 million and $32.6 million for the second quarter and first half of the year, respectively, as compared to 2001, with a resulting benefit to diluted earnings per share of approximately $.03 and $.05 for the second quarter and first half of 2002, respectively. See Notes 1 and 7 to the consolidated financial statements for further discussion of the adoption of SFAS 142.
     Consistent with its focus on long-term sustainable revenue growth, the Corporation continues to invest in increased training, expanded product offerings, enhanced service quality, and targeted investment, and also to pursue process improvement initiatives across all businesses. The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 57.3% and 54.4% for the second quarter and first six months of 2002, respectively, compared to 55.4% and 56.8% for the comparable periods in 2001.
     National City's staffing level on a full-time equivalent basis was 32,158 at June 30, 2002, down from 36,153 a year ago due primarily to a decline in staff at National Processing resulting from the sale of its Business Process Outsourcing unit last year, offset to some extent by an increase in staff at National City Mortgage necessary to manage the higher level of loan origination and sale activity.

INCOME TAXES
     The Corporation's effective tax rate was 34.2% for the first half of 2002 compared to 37.9% for the first half of 2001. In the first quarter of 2001, the Corporation recorded a $40.0 million charge related to the settlement of a tax exposure on corporate-owned life insurance (COLI) deductions, which resulted in the higher effective tax rate in 2001. Further discussion of the COLI tax matter is included in Note 15 to the consolidated financial statements.

LINE OF BUSINESS RESULTS
     Following is a discussion of National City's results by line of business. Selected financial information for each business is presented in Note 18 to the consolidated financial statements and in Table 6.

TABLE 6: NET INCOME BY LINE OF BUSINESS

                                                                    Three Months Ended          Six Months Ended
                                                                 ---------------------------     -----------------
                                                              JUNE 30    Mar. 31    June 30    JUNE 30    June 30
(In Thousands)                                                  2002       2002       2001       2002       2001
------------------------------------------------------------------------------------------------------------------
Retail sales and distribution...............................  $134,547   $133,992   $143,114   $268,539   $281,314
Wholesale banking...........................................    76,623     61,876    103,300    138,499    207,699
Consumer finance............................................    60,277     46,803      9,117    107,080     26,068
Asset management............................................    26,496     27,117     32,647     53,613     63,254
National City Mortgage......................................   113,517    101,265     28,301    214,782     58,114
National Processing.........................................    12,199     12,048      7,918     24,247     19,457
Parent and other............................................   (30,877)    63,030     25,105     32,153     28,999
                                                              --------   --------   --------   --------   --------
   Consolidated net income..................................  $392,782   $446,131   $349,502   $838,913   $684,905
                                                              ========   ========   ========   ========   ========

     National City's operations are managed along six lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage, and National Processing.
     The retail sales and distribution line of business showed growth in loans and deposits during the first half of 2002. Loan production continued to benefit from the low interest rate environment, while core deposit growth was aided by new products, including free checking and money management checking accounts, investments in technology, an ongoing emphasis on customer service and account retention, and a general shift in customer preference away from the equity markets and into insured bank deposits. The cost of the customer-service-related initiatives, combined with the effects of lower interest rates on deposit account profitability and higher credit costs, led to the decline in 2002 net income compared to 2001. The loan loss provision increased due to higher net charge-offs on home equity and residential real estate loans. Noninterest expense increased primarily as a result of higher personnel and other costs associated with the service quality and technology initiatives and the expanded deposit product offerings. Partially offsetting the increased credit and operating costs was an increase in noninterest income driven by higher gains on sales of conforming residential real estate loans and an increase in deposit service charges. Noninterest expense for the first six months of 2002 was reduced by approximately $8.6 million as a result of the adoption of SFAS 142, under which goodwill is no longer ratably amortized into the income statement. Financial results for the second quarter of 2002 were comparable to the first quarter with an increase in net interest income related to higher deposit balances mostly offset by slightly higher credit costs and an increase in marketing and technology expenses.
     Wholesale banking's results in 2002 have been adversely affected by increased credit costs and soft commercial loan demand, both stemming from a weaker economy. On a year-over-year basis, wholesale banking's loan balances were slightly lower. The positive effects on the net interest margin of improved loan spreads and a higher level of deposits offset the effect of the decline in loan balances and resulted in 2002's increase in net interest income. Noninterest expense for the first half of 2002 was reduced by approximately $2.5 million as a result of the adoption of SFAS 142. Compared to the first quarter of this year, net income in the second quarter improved as credit costs declined, net interest income grew due to stronger margins, and noninterest income rose due to higher loan syndication revenue.
     The successful execution of strategies aimed at generating growth in the consumer finance business line led to improved financial results in 2002. Heightened focus on growing the national home equity business, the cumulative retention of First Franklin originated nonconforming residential loans, and the decision made in late 2000 to discontinue two underperforming business lines, auto leasing and the Altegra nonconforming loan origination unit, all contributed to the unit's growth. For the first half of 2002, loan origination volume in national home equity, dealer finance, and at First Franklin were all higher than the prior-year period. First Franklin nonconforming loan originations totaled $4.4 billion for the first half of 2002, up from $2.6 billion for the comparable 2001 period. The portfolio of First Franklin originated loans grew to $7.3 billion at June 30, 2002 from $3.5 billion a year ago, as consumer finance retained about sixty percent of all First Franklin production. First Franklin loans not retained in portfolio are sold to third parties. Sales of loans to third parties totaled $1.9 billion and $955.1 million for the first half of 2002 and 2001, respectively, and generated gains of $57.1 million and $29.3 million, respectively. The strong loan production was the primary driver behind the year-over-year improvement in net interest income and noninterest income. Net income also benefited in 2002 from a decline in the loan loss provision, which in 2001 had included additional provisions to cover expected losses associated with loans generated by the discontinued Altegra unit. Somewhat offsetting the increase in revenue and lower loan loss provision in 2002 was higher noninterest expense, due mainly to volume-driven increases in personnel and loan-related expenses. Noninterest expense included automobile lease residual value write-downs of $37.7 million and $50.9 million for the second quarter and first half of 2002, compared to $18.1 million and $51.6 million for the same periods in 2001. Noninterest expense for the first half of 2002 was reduced by approximately $6.2 million as a result of the adoption of SFAS 142. Compared to the first quarter of 2002, net income increased in the second quarter due to higher net interest income, a lower loan loss provision, and an increase in gains on sales of First Franklin loans, offset partly by higher noninterest expense resulting principally from an increase in automobile lease residual value write-downs.
     Net income for 2002 for asset management was down from the prior year due primarily to a decline in net interest income and higher credit costs related to lending activities within the private banking division. Noninterest income was relatively unchanged on a year-over-year basis as an increase in fee income related to brokerage activities, primarily the sale of annuity products, was offset by lower trust and investment management fee income. Trust and investment management fees have been unfavorably affected by a lower level of assets under administration resulting from equity market devaluation and net cash outflows, along with a shift in the mix of administered assets from equity investment products to money market funds, which generate lower fees. Assets under administration were $141.1 billion at June 30, 2002, down from $146.7 billion a year ago. The adoption of SFAS 142 reduced noninterest expense in 2002 by approximately $2.2 million. Second quarter 2002 net income declined modestly from the first quarter as higher loan loss provision and noninterest expense offset an increase in fee income associated with seasonal tax preparation fees.
     National City Mortgage produced record net income in the first half of 2002 as the low interest rate environment continued to stimulate strong loan origination and sales volumes. Loans originated by National City Mortgage totaled $12.4 billion and $25.4 billion for the three and six months ended June 30, 2002, up from $12.2 billion and $20.1 billion for the same periods last year. Loan sales to the secondary market increased to $15.4 billion and $32.4 billion for the three and six month periods ended June 30, 2002, from $10.4 billion and $16.5 billion for the comparable 2001 periods. In addition to higher origination and sales income, 2002 net income also grew due to higher servicing fee income and the impact of favorable financial market conditions on mortgage servicing asset risk management activities. The portfolio of mortgage loans serviced for third parties grew to $94.6 billion at June 30, 2002 from $62.2 billion a year ago. First half 2002 noninterest expense was reduced by approximately $1.8 million as a result of the adoption of SFAS 142. Results for the second quarter of 2002 improved over the first quarter primarily because of higher origination and sales revenue driven by better pricing and the impact of favorable financial market conditions on loan commitment and warehouse risk management activities.
     National Processing's results improved in 2002 due to the addition of new customers and an increase in transaction volume, stemming in part from the acquisition of AAMS in June 2001, but offset partially by the effects of the August 2001 sale of its Business Processing Outsourcing unit. During the second quarter of 2002, National Processing decided to relocate certain processing operations from Mexico to the United States and recorded a charge of $1.7 million pretax, or $2.4 million after tax, for severance costs, building and equipment write-downs, and related items. National Processing also announced a long-term strategic decision to discontinue processing transactions for the airline industry as existing contractual obligations expire. The contracts have various expiration dates through 2005. The revenues generated from this business currently represent about 7% of National Processing's total revenue. Included in 2001's second quarter was a $6.3 million pretax, or $6.2 million after tax, charge recorded in connection with National Processing's disposal of the Business Processing Outsourcing unit. First half 2002 noninterest expense was reduced by $1.1 million as a result of the adoption of SFAS 142.
     Several significant items affected comparability between 2002 and 2001 within the parent and other category. During the second quarter of 2002, noninterest expense included a $52.8 million charge associated with the donation of appreciated investment securities to the Corporation's charitable foundation and $13.7 million of impairment losses on retained interests in securitized assets. Noninterest income for the 2002 second quarter included $5.1 million of contingent consideration related to the sale of the Corporation's investment in NAMCO, which occurred in the second quarter of 2001 and generated a gain of $88.8 million at the time of original sale. Gains on the initial securitizations of credit card and automobile receivables also affected year-to-date comparability, with gains of $50.1 million recorded in the first quarter of 2002 compared to gains of $20.6 million recorded in the first quarter of 2001. Bank stock fund gains were $41.6 million and $90.1 million for the three and six months ended June 30, 2002, compared to $17.4 million and $102.3 million for the same periods in 2001. The first quarter of 2001 also included the $40.0 million COLI tax charge. Noninterest expense for each of the 2001 quarters included approximately $5.1 million of goodwill amortization, which was not allocated to the lines of business.

CREDIT QUALITY

     The Corporation's loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and standard lending policies and underwriting criteria. Note 1 to the consolidated financial statements describes the Corporation's accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for loan losses, including both the allocated and unallocated components. The policies governing nonperforming loans and charge-offs are consistent with regulatory standards.
     Net charge-offs in the second quarter of 2002 totaled $135.0 million, or ..80% of average loans, compared to $92.7 million, or .55% of average loans, in the second quarter of 2001. For the first six months of 2002, net charge-offs totaled $316.5 million, or .94% of average loans, compared to $175.8 million or ..53% of average loans for the first six months of 2001. Annualized net charge-offs as a percentage of average loans by portfolio type are presented in Table 7.

TABLE 7: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS

                                                                         Three Months Ended      Six Months Ended
                                                                   ------------------------      ----------------
                                                             JUNE 30    Mar. 31    June 30    JUNE 30    June 30
                                                              2002        2002       2001      2002        2001
-----------------------------------------------------------------------------------------------------------------
Commercial..................................................   1.08%      1.53%       .48%      1.31%       .43%
Real estate - commercial....................................    .37        .09        .10        .23        .10
Real estate - residential...................................    .49        .62        .33        .56        .31
Consumer....................................................    .74       1.24        .80        .99        .86
Credit card.................................................   3.87       4.56       3.67       4.21       3.61
Home equity.................................................    .21        .25        .20        .23        .15
Total net charge-offs to average loans......................    .80%      1.08%       .55%       .94%       .53%

TABLE 8: NONPERFORMING ASSETS AND LOANS 90 DAYS PAST DUE

                                                              JUNE 30   Mar. 31   Dec. 31   Sept. 30   June 30
(In Millions)                                                  2002      2002      2001        2001     2001
--------------------------------------------------------------------------------------------------------------
Commercial..................................................  $420.7    $368.3    $364.2     $354.1    $266.3
Real estate - commercial....................................    57.2      53.3      63.9       56.1      56.1
Real estate - residential...................................   225.9     228.4     165.9      176.6     134.3
                                                              ------    ------    ------     ------    ------
Total nonperforming loans...................................   703.8     650.0     594.0      586.8     456.7
Other real estate owned (OREO)..............................    89.4      65.6      64.3       62.1      52.0
                                                              ------    ------    ------     ------    ------
Total nonperforming assets..................................  $793.2    $715.6    $658.3     $648.9    $508.7
                                                              ======    ======    ======     ======    ======
Nonperforming assets as a percentage of period-end loans and
 OREO.......................................................   1.15%     1.05%      .97%       .94%      .75%
Loans 90 days past due accruing interest:
   Commercial...............................................  $ 64.0    $ 67.9    $ 57.9     $ 70.9    $103.0
   Real estate - commercial.................................    29.5      30.9      29.6       35.5      19.5
   Real estate - residential................................   385.0     381.3     396.9      380.0     307.0
   Consumer.................................................    18.0      21.0      27.9       22.6      19.9
   Credit card..............................................     7.4       7.8      12.4       11.1      10.2
   Home equity..............................................    15.2      16.9      17.0       10.1       8.4
                                                              ------    ------    ------     ------    ------
Total loans 90 days past due................................  $519.1    $525.8    $541.7     $530.2    $468.0
                                                              ======    ======    ======     ======    ======

     Nonperforming assets (Table 8) were $793.2 million at June 30, 2002, up from $508.7 million a year ago. At June 30, 2002, loans 90 days past due accruing interest (Table 8) were $519.1 million, up from $468.0 million at June 30, 2001. Net charge-offs and delinquent loans increased over the prior year periods principally due to deterioration in leveraged commercial loans and residential mortgage loans.
     During the first half of 2002, management continued to actively target the identification and disposition of troubled leveraged commercial credits and mortgage loans. The level of new problem loans being identified has slowed and delinquency trends appear to be improving. As a result, credit losses moderated during the second quarter and are expected to decline further over the remaining quarters of 2002.
     At June 30, 2002, the allowance for loan losses was $1.0 billion, or 1.50% of portfolio loans, compared to $997.3 million, or 1.47% of portfolio loans, at December 31, 2001, and $989.9 million, or 1.46% of portfolio loans, a year earlier.
     National City maintains an allowance for loan losses sufficient to absorb estimated probable credit losses inherent in the loan portfolio. The evaluation of each element and the overall allowance are based on the size and current risk characteristics of the loan portfolio and include an assessment of individual problem loans, actual loss experience, economic trends in specific industries and geographical areas, and other factors, including regulatory guidance and general economic conditions. The allocation of the allowance for loan losses by portfolio type at June 30, 2002 was reasonably consistent with the allocation at December 31, 2001, as presented and discussed in National City's 2001 Annual Report on Form 10-K, after considering credit actions taken during the first half of 2002.

     While management considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates, and management's intent with regard to asset disposition options. In addition, the allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on these examinations, the agencies may require the Corporation to adjust the allowance for loan losses.

CAPITAL
     The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. Further detail on capital ratios is presented in Note 12 to the consolidated financial statements.
     Total stockholders' equity was $7.9 billion at June 30, 2002, up from $7.4 billion at December 31, 2001, and $7.0 billion at June 30, 2001. Equity as a percentage of assets was 8.02% at June 30, 2002, compared to 6.98% at December 31, 2001, and 7.39% at June 30, 2001. Book value per common share increased to $13.02 at the end of the second quarter of 2002, up from $12.15 at the end of 2001, and $11.52 a year ago.
     In the first quarter of 2001, the Corporation repurchased 9.3 million shares of its common stock. No other shares were repurchased during the remainder of 2001 or during the first half of 2002. As of June 30, 2002, 15.6 million shares remain authorized for repurchase under the share repurchase program approved by the Corporation's Board of Directors in October 1999.
     The dividend payout is continually reviewed by management and the Board of Directors. Dividends of $.295 per common share were declared in each of the first and second quarters of 2002, up one cent from the dividends declared in the corresponding periods of last year. The dividend payout ratio, which represents the percentage of earnings per share declared to stockholders as dividends, was 46.8% and 50.0% for the second quarters of 2002 and 2001, respectively. On July 1, 2002, the Board of Directors approved an increase in the third quarter dividend, to $.305 per common share.
     As of June 30, 2002, the Corporation's market capitalization was approximately $20.3 billion. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC". Stock price information for National City's common stock is presented in Table 9.

TABLE 9: COMMON STOCK INFORMATION

                                                                    2002                     2001
                                                              -----------------   ---------------------------
                                                              SECOND    First     Fourth    Third     Second
NYSE: NCC                                                     QUARTER   Quarter   Quarter   Quarter   Quarter
-------------------------------------------------------------------------------------------------------------
High........................................................  $33.75    $31.16    $30.30    $32.70    $30.86
Low.........................................................   29.60     26.31     26.15     26.00     25.56
Close.......................................................   33.25     30.76     29.24     29.95     30.78

     In July 2002, National City announced that on August 30, 2002 it will redeem all then outstanding shares of its preferred stock at a redemption price of $50.50137 per share. Preferred stockholders can exercise their conversion right through August 20, 2002.

LIQUIDITY MANAGEMENT
     The objective of liquidity management is to ensure the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.
     Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale and securitization of various types of loans.
     The parent company has five major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a line of credit with its bank subsidiaries, the commercial paper market, a revolving credit agreement, and access to the capital markets.
     The Corporation's primary funding sources did not change significantly during the first half of 2002. The levels of various types of borrowings are presented in the end-of-period and average balance sheets on pages 5 and 42 of this report and in Table 2 on page 31. Additional detail of the mix of borrowed funds and long-term debt outstanding is presented in Notes 9, 10, and 11 to the consolidated financial statements. In the first quarter of 2002, the Corporation securitized $1.5 billion of credit card and automobile loans. Further detail of these securitization transactions is included in Note 4 to the consolidated financial statements.
     The main source used to meet parent company cash requirements continued to be dividends from its subsidiaries. During the first half of 2002, dividends totaling $656.0 million were declared and paid to the parent company by the bank subsidiaries. At June 30, 2002, the amount of dividends the bank subsidiaries can pay to the parent company without prior regulatory approval was $939.3 million, versus $848.0 million at January 1, 2002. As discussed in the Corporation's 2001 Annual Report on Form 10-K, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the parent company.
     The parent company also has a $500 million line of credit with its banking subsidiaries to provide additional liquidity. There were no borrowings under this agreement at June 30, 2002.
     During the 2002 second quarter, the Corporation increased to $375.0 million from $350.0 million its revolving credit agreement with a group of unaffiliated banks, which serves as a back-up liquidity facility. No borrowings have occurred under this facility. See Note 10 to the consolidated financial statements.
     National City also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of June 30, 2002, $300 million of debt was available for issuance under this shelf registration.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                Three Months
                                                                    Ended          Six Months Ended
                                                                   June 30              June 30
                                                              -----------------   -------------------
                       (In Millions)                           2002      2001       2002       2001
-----------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Portfolio loans:
    Commercial..............................................  $25,127   $27,532   $ 25,628    $27,272
    Real estate - commercial................................    7,909     6,692      7,796      6,621
    Real estate - residential...............................   15,161    13,484     15,047     13,509
    Consumer................................................   11,244    12,286     11,289     12,231
    Credit card.............................................    1,810     2,139      1,795      2,126
    Home equity.............................................    6,679     5,025      6,374      4,936
                                                              -------   -------   --------    -------
         Total portfolio loans..............................   67,930    67,158     67,929     66,695
  Loans held for sale or securitization:
    Commercial..............................................       --        --          2         --
    Mortgage................................................   10,343     7,453     12,093      5,474
    Automobile..............................................       --        --        501         --
    Credit card.............................................       --        --         70         65
                                                              -------   -------   --------    -------
         Total loans held for sale or securitization........   10,343     7,453     12,666      5,539
  Securities available for sale, at cost....................    8,660     8,768      8,745      9,127
  Federal funds sold and security resale agreements.........       93        81         90         96
  Other investments.........................................      771       561        743        446
                                                              -------   -------   --------    -------
Total earning assets........................................   87,797    84,021     90,173     81,903
Allowance for loan losses...................................   (1,000)     (942)    (1,011)      (946)
Fair value appreciation of securities available for sale....      208       111        200        117
Cash and demand balances due from banks.....................    2,855     3,086      2,896      3,043
Properties and equipment....................................    1,061     1,071      1,073      1,075
Goodwill and other intangible assets........................    1,157     1,181      1,161      1,185
Mortgage servicing assets...................................    1,224       882      1,224        861
Accrued income and other assets.............................    4,619     2,526      4,287      2,548
                                                              -------   -------   --------    -------
TOTAL ASSETS................................................  $97,921   $91,936   $100,003    $89,786
                                                              =======   =======   ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing.......................................  $12,760   $11,550   $ 12,564    $11,167
  NOW and money market......................................   20,119    17,963     19,766     17,621
  Savings...................................................    2,622     2,753      2,608      2,794
  Consumer time.............................................   15,209    15,459     15,165     15,591
  Other.....................................................    3,462     6,107      3,993      5,543
  Foreign...................................................    5,372     4,241      6,078      3,320
                                                              -------   -------   --------    -------
         Total deposits.....................................   59,544    58,073     60,174     56,036
                                                              -------   -------   --------    -------
Federal funds borrowed and security repurchase agreements...    7,298     8,801      8,344      7,909
Borrowed funds..............................................    1,201     1,282      2,334      1,543
Long-term debt and capital securities.......................   19,432    15,612     19,026     16,229
Accrued expenses and other liabilities......................    2,560     1,300      2,416      1,309
                                                              -------   -------   --------    -------
TOTAL LIABILITIES...........................................   90,035    85,068     92,294     83,026
Stockholders' Equity:
  Preferred stock...........................................        1        30          1         30
  Common stock..............................................    7,885     6,838      7,708      6,730
                                                              -------   -------   --------    -------
TOTAL STOCKHOLDERS' EQUITY..................................    7,886     6,868      7,709      6,760
                                                              -------   -------   --------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $97,921   $91,936   $100,003    $89,786
                                                              =======   =======   ========    =======

                      (This page intentionally left blank)

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

           (Dollars in Millions)                          Daily Average Balance
-----------------------------------------------------------------------------------
                                                    2002                     2001
                                             ------------------   ---------------------------
                                              SECOND      First    Fourth     Third   Second
                                             QUARTER    Quarter   Quarter   Quarter   Quarter
                                             -------   --------   -------   -------   -------
ASSETS
Earning Assets:
  Loans(a):
    Commercial.............................  $25,127   $ 26,137   $27,135   $27,488   $27,532
    Real estate -- commercial..............    7,909      7,682     7,077     6,826     6,692
    Real estate -- residential.............   25,504     28,794    26,075    23,052    20,937
    Consumer...............................   11,244     12,343    12,434    12,375    12,286
    Credit card............................    1,810      1,922     2,206     2,198     2,139
    Home equity............................    6,679      6,066     5,675     5,302     5,025
                                             -------   --------   -------   -------   -------
      Total loans..........................   78,273     82,944    80,602    77,241    74,611
  Securities available for sale, at cost:
    Taxable................................    7,981      8,145     7,613     7,557     8,024
    Tax-exempt.............................      679        689       709       719       744
                                             -------   --------   -------   -------   -------
      Total securities available for
         sale..............................    8,660      8,834     8,322     8,276     8,768
  Federal funds sold, security resale
    agreements and other investments.......      864        800       424       580       642
                                             -------   --------   -------   -------   -------
      Total earning assets/
         total interest income/rates.......   87,797     92,578    89,348    86,097    84,021
Allowance for loan losses..................   (1,000)    (1,021)   (1,001)   (1,004)     (942)
Fair value appreciation of securities
  available for sale.......................      208        188       229       202       111
Nonearning assets..........................   10,916     10,363     9,852     9,038     8,746
                                             -------   --------   -------   -------   -------
TOTAL ASSETS...............................  $97,921   $102,108   $98,428   $94,333   $91,936
                                             =======   ========   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts............  $20,119   $ 19,411   $18,840   $18,378   $17,963
  Savings accounts.........................    2,622      2,594     2,602     2,664     2,753
  Consumer time deposits...................   15,209     15,119    14,902    15,259    15,459
  Other deposits...........................    3,462      4,529     6,109     6,004     6,107
  Foreign deposits.........................    5,372      6,792     5,757     4,847     4,241
  Federal funds borrowed...................    4,092      5,961     5,093     5,237     5,012
  Security repurchase agreements...........    3,206      3,441     3,946     3,981     3,789
  Borrowed funds...........................    1,201      3,480     2,581     1,315     1,282
  Long-term debt and capital securities....   19,432     18,615    16,721    16,475    15,612
                                             -------   --------   -------   -------   -------
    Total interest bearing liabilities/
      total interest expense/rates.........   74,715     79,942    76,551    74,160    72,218
  Noninterest bearing deposits.............   12,760     12,366    12,526    11,611    11,550
  Accrued expenses and other liabilities...    2,560      2,271     2,018     1,456     1,300
                                             -------   --------   -------   -------   -------
TOTAL LIABILITIES..........................   90,035     94,579    91,095    87,227    85,068
TOTAL STOCKHOLDERS' EQUITY.................    7,886      7,529     7,333     7,106     6,868
                                             -------   --------   -------   -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY...................................  $97,921   $102,108   $98,428   $94,333   $91,936
                                             =======   ========   =======   =======   =======
NET INTEREST INCOME..........................................................................
INTEREST SPREAD..............................................................................
Contribution of noninterest bearing sources of funds.........................................
NET INTEREST MARGIN..........................................................................

(a) Includes loans held for sale or securitization


(Dollars in Millions)                                                Quarterly Interest
                                                    ----------------------------------------------------
                                                           2002                        2001
                                                    -------------------   ------------------------------
                                                     SECOND     First      Fourth     Third      Second
                                                    QUARTER    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans(a):
   Commercial.....................................  $  309.5   $  317.4   $  369.0   $  456.5   $  502.9
   Real estate -- commercial......................     134.2      130.8      129.7      135.7      136.4
   Real estate -- residential.....................     481.0      525.3      483.9      462.9      411.2
   Consumer(a)....................................     235.6      258.3      267.3      270.3      269.0
   Credit Card....................................      43.5       46.0       59.5       64.3       65.1
   Home equity....................................      84.2       76.8       87.3       94.8      101.0
                                                    --------   --------   --------   --------   --------
      Total loans.................................   1,288.0    1,354.6    1,396.7    1,484.5    1,485.6
 Securities available for sale, at cost:
   Taxable........................................     132.3      133.5      106.6      114.9      124.9
   Tax-exempt.....................................      13.8       14.0       14.4       14.7       15.1
                                                    --------   --------   --------   --------   --------
      Total securities available for sale.........     146.1      147.5      121.0      129.6      140.0
 Federal funds sold, security resale agreements
   and other investments..........................       9.6        9.3        5.7        8.9        8.4
                                                    --------   --------   --------   --------   --------
      Total earning assets/
       total interest income/rates................  $1,443.7   $1,511.4    1,523.4   $1,623.0   $1,634.0

Allowance for loan losses.........................

Fair value appreciation of securities available
 for sale.........................................

Nonearning assets.................................
TOTAL ASSETS......................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:

   NOW and money market accounts..................  $   74.2   $   71.9   $   86.9   $  117.6   $  137.3
   Savings accounts...............................       5.6        5.8        7.0        8.7        9.6
   Consumer time deposits.........................     166.1      171.1      185.2      206.3      221.0
   Other deposits.................................      16.1       20.9       41.3       59.1       71.3
   Foreign deposits...............................      25.5       31.5       32.2       43.6       44.5
   Federal funds borrowed.........................      23.7       32.9       33.8       49.0       56.3
   Security repurchase agreements.................       8.5        9.0       13.4       24.7       30.3
   Borrowed funds.................................       5.0       13.3       10.8       11.8       14.1
   Long-term debt and capital securities..........     148.6      149.7      160.1      196.9      214.6
                                                    --------   --------   --------   --------   --------
      Total interest bearing liabilities/
       total interest expense/rates...............  $  473.3   $  506.1   $  570.7   $  717.7   $  799.0
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
TOTAL LIABILITIES.................................

TOTAL STOCKHOLDERS' EQUITY........................
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........

NET INTEREST INCOME...............................  $  970.4   $1,005.3   $  952.7   $  905.3   $  835.0
                                                    ========   ========   ========   ========   ========

INTEREST SPREAD...................................

Contribution of noninterest bearing sources of
 funds............................................

NET INTEREST MARGIN...............................

(a) Includes loans held for sale or securitization.

                                                      [Additional columns below]
[Continued from above table, first column(s) repeated]


(Dollars in Millions)                                             Average Annualized Rate
                                                    ----------------------------------------------------
                                                           2002                        2001
                                                    -------------------   ------------------------------
                                                     SECOND     First      Third      Second     First
                                                    QUARTER    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans(a):
   Commercial.....................................      4.94%      4.92%      5.40%      6.59%      7.32%
   Real estate -- commercial......................      6.81       6.90       7.27       7.89       8.18
   Real estate -- residential.....................      7.54       7.30       7.42       8.03       7.86
   Consumer.......................................      8.40       8.49       8.53       8.66       8.78
   Credit Card....................................      9.64       9.70      10.72      11.60      12.21
   Home equity....................................      5.04       5.06       6.15       7.16       8.04
      Total loans.................................      6.59       6.58       6.90       7.65       7.98
 Securities available for sale, at cost:
   Taxable........................................      6.63       6.56       5.59       6.08       6.23
   Tax-exempt.....................................      8.15       8.16       8.18       8.17       8.13
      Total securities available for sale.........      6.75       6.69       5.81       6.26       6.39
 Federal funds sold, security resale agreements
   and other investments..........................      4.48       4.73       5.38       6.07       5.24
      Total earning assets/
       total interest income/rates................      6.59%      6.58%      6.79%      7.51%      7.79%

Allowance for loan losses.........................

Fair value appreciation of securities available
 for sale.........................................

Nonearning assets.................................
TOTAL ASSETS......................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW and money market accounts..................      1.48%      1.50%      1.83%      2.54%      3.06%
   Savings accounts...............................       .85        .90       1.06       1.29       1.41
   Consumer time deposits.........................      4.38       4.59       4.93       5.36       5.74
   Other deposits.................................      1.86       1.87       2.68       3.91       4.68
   Foreign deposits...............................      1.91       1.88       2.22       3.56       4.21
   Federal funds borrowed.........................      2.32       2.24       2.63       3.71       4.50
   Security repurchase agreements.................      1.07       1.07       1.35       2.46       3.21
   Borrowed funds.................................      1.66       1.55       1.65       3.56       4.43
   Long-term debt and capital securities..........      3.07       3.25       3.81       4.75       5.51
      Total interest bearing liabilities/
       total interest expense/rates...............      2.54%      2.57%      2.96%      3.84%      4.44%
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
TOTAL LIABILITIES.................................

TOTAL STOCKHOLDERS' EQUITY........................
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........

NET INTEREST INCOME...............................

INTEREST SPREAD...................................      4.05%      4.01%      3.83%      3.67%      3.35%

Contribution of noninterest bearing sources of
 funds............................................       .37        .35        .42        .53        .63
                                                    --------   --------   --------   --------   --------

NET INTEREST MARGIN...............................      4.42%      4.36%      4.25%      4.20%      3.98%
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

CORPORATE HEADQUARTERS

 National City Center
 1900 East Ninth Street
 Cleveland, Ohio 44114-3484
 (216) 222-2000
 www.nationalcity.com

TRANSFER AGENT AND REGISTRAR

 National City Bank
 Corporate Trust Operations
 Department 5352
 P.O. Box 92301
 Cleveland, Ohio 44193-0900
 E-mail: shareholder.inquiries@nationalcity.com

Stockholders of record may access their accounts via the Internet to review account holdings and transaction history through National City's StockAccess at www.ncstockaccess.com. Stockholders can also download frequently used forms from this Web site. For log-in assistance or other inquiries, call 1-800-622-6757.

INVESTOR INFORMATION

Derek Green
Investor Relations
Department 2101
P.O. Box 5756
Cleveland, Ohio 44101-0756
1-800-622-4204
E-mail: investor.relations@nationalcity.com

Investors may access this Form 10-Q and other filings with the Securities and Exchange Commission at www.nationalcity.com.

 COMMON STOCK LISTING

  National City Corporation common stock
  is traded on the New York Stock
  Exchange under the symbol NCC. The
  stock is abbreviated in financial
  publications as NTLCITY.

 The common stock of National City's 85%-owned payment processing subsidiary, National Processing, Inc., is traded on the New York Stock Exchange under the symbol NAP. The stock is abbreviated in financial publications as NTLPROC.

 DIVIDEND REINVESTMENT AND STOCK
 PURCHASE PLAN

  National City Corporation offers stockholders a convenient way to increase their investment through the National City Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the Plan). Under the Plan, investors can elect to acquire National City shares in the open market by reinvesting dividends and through optional cash payments. National City absorbs the fees and brokerage commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, please call 1-800-622-6757. The Plan prospectus is also available at www.nationalcity.com.

DIRECT DEPOSIT OF DIVIDENDS

The direct deposit program, which is offered at no charge, provides for automatic deposit of quarterly dividends directly to a checking or savings account. For information regarding this program, call 1-800-622-6757.

DEBT RATINGS

                                                                               MOODY'S
                                                                FITCH         INVESTORS    STANDARD
                                                               RATINGS         SERVICE     & POOR'S
-----------------------------------------------------------------------------------------------------
National City Corporation...............................         A/B
  Commercial paper......................................         F1+             P-1          A-1
  Senior debt...........................................         AA-             A1           A
  Subordinated debt.....................................         A+              A2           A-
Bank Subsidiaries
  Certificates of deposit...............................         AA              Aa3          A+
  Senior bank notes.....................................         AA-             Aa3          A+
  Subordinated bank notes...............................         A+              A1           A

                           FORM 10-Q -- JUNE 30, 2002

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION
--------------------------------------------------------------------------------
                                          (Registrant)

Date: August 12, 2002
                                          /s/ JEFFREY D. KELLY
                                          -----------------------------------
                                          Jeffrey D. Kelly
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Signer and
                                           Principal Financial Officer)

[NATIONAL CITY CORPORATION LOGO]                 Presort Standard
National City Center                               U.S. Postage
1900 East Ninth Street                                 PAID
Cleveland, Ohio 44114-3484                        National City
                                                   Corporation

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Restated Certificate of Incorporation of National City
          Corporation, as amended (filed as Exhibit 3.1 to National
          City Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
          reference).
  3.2     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000 and incorporated herein by reference).
  3.3     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (As Amended through October 24, 1994)
          (filed as Exhibit 3.2 to Registrant's Form S-4 Registration
          Statement No. 33-56539 dated November 18, 1994 and
          incorporated herein by reference).
  4.1     The Registrant agrees to furnish upon request to the
          Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of the Registrant.
  4.2     Credit Agreement dated as of April 12, 2001 by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001 and incorporated herein by
          reference) and the Assumption Agreement dated June 11, 2002
          (filed as Exhibit 4.2).
  4.3     Certificate of Stock Designation dated as of February 2,
          1998 designating National City Corporation's 6% Cumulative
          Convertible Preferred Stock, Series 1, without par value,
          and fixing the powers, preferences, rights, qualifications, limitations and restrictions thereof (filed as Appendix D to
          Registrant's Form S-4 Registration Statement No. 333-45609
          dated February 19, 1998 and incorporated herein by
          reference) in addition to those set forth in National City
          Corporation's Restated Certificate of Incorporation, as
          amended (filed as Exhibit 3.2 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.1     Amendment No. 7 to the National City Savings and Investment
          Plan, As Amended and Restated Effective July 1, 1992 (filed as Exhibit 10.1 to National City's Annual Report on Form
          10-K for the fiscal year ended December 31, 2000 and
          incorporated herein by reference).
 10.2     Amendment No. 6 to the National City Savings and Investment
          Plan No. 2, As Amended and Restated Effective January 1,
          1992 (filed as Exhibit 10.2 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
 10.3     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.7 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989 and incorporated herein by reference).
 10.4     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.5     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 4 to Registrant's Form S-8
          Registration Statement No. 33-58815 dated April 25, 1995 and incorporated herein by reference).
 10.6     National City Corporation Plan for Deferred Payment of
          Directors' Fees, As Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.7     National City Corporation Supplemental Executive Retirement
          Plan, As Amended and Restated July 1, 2002 (filed as Exhibit
          10.7).
 10.8     National City Corporation Executive Savings Plan, As Amended
          and Restated Effective January 1, 2002 (filed as Exhibit
          10.8 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001 and incorporated herein by reference).
 10.9     National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.10    Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan As
          Amended (filed as Exhibit 10.10 to National City's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1992, and incorporated herein by reference).
 10.11    Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.26 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.12    Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.27 to Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1994 and incorporated herein by reference).
 10.13    Form of contracts with David A. Daberko, William E.
          MacDonald III, Jon L. Gorney, Robert G. Siefers, Robert J.
          Ondercik, Jeffrey D. Kelly, David L. Zoeller, Thomas A.
          Richlovsky, James P. Gulick, Gary A. Glaser, Herbert R.
          Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James
          R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J.
          Lathe, J. Armando Ramirez, Paul G. Clark, A. Joseph Parker,
          Shelley J. Seifert, and Ted M. Parker (filed as Exhibit
          10.29 to Registrant's Form S-4 Registration Statement No.
          333-46571 dated February 19, 1998 and incorporated herein by reference).
 10.14    Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and certain key employees
          (filed as Exhibit 10.28 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.15    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 (on Form S-8) to Form S-4 Registration
          Statement No. 333-46571), Amended and Restated First of
          America Bank Corporation Stock Compensation Plan (filed as
          Exhibit 4.5 to Registrant's Post-Effective Amendment No. 2
          (on Form S-8) to Form S-4 Registration Statement No.
          333-46571) and First of America Bank Corporation Directors
          Stock Compensation Plan (filed as Exhibit 4.6 to
          Registrant's Post-Effective Amendment No. 2 (on Form S-8) to
          Form S-4 Registration Statement No. 333-46571 and each
          incorporated herein by reference).
 10.16    Intentionally left blank.
 10.17    National City Corporation 1997 Stock Option Plan as Amended
          and Restated effective October 22, 2001 (filed as Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001 and incorporated herein by reference).
 10.18    National City Corporation 1997 Restricted Stock Plan as
          Amended and Restated effective October 31, 2001 (filed as
          Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001 and incorporated
          herein by reference).
 10.19    The National City Corporation Retention Plan for Executive
          Officers Effective April 22, 2002 (filed as Exhibit 10.19).
 10.20    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.21    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.22    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8
          Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.23    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference).
 10.24    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated Effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.25    National City Corporation Supplemental Cash Balance Pension
          Plan as Amended and Restated effective November 1, 2001
          (filed as Exhibit 10.25 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2001 and
          incorporated herein by reference).
 10.26    The National City Corporation Deferred Compensation Plan,
          Effective January 1, 2001 (filed as Exhibit 10.36 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000 and incorporated
          herein by reference).
 10.27    The National City Corporation 2001 Stock Option Plan as
          Amended and Restated effective October 22, 2001 (filed as
          Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001 and incorporated
          herein by reference).
 10.28    National City Savings and Investment Plan No. 3 (filed as
          Exhibit 4.3 to Registrant's Form S-8 Registration Statement
          No. 333-61712 dated as of May 25, 2001 and incorporated
          herein by reference).
 10.29    Amendment No. 10 to the National City Savings and Investment
          Plan, as Amended and Restated Effective July 1, 1992 (filed as Exhibit 4.3 to Registrant's Post-Effective Amendment No.
          1 (on Form S-8) Registration Statement No. 333-61712 and
          incorporated herein by reference).
 10.30    Amendment No. 8 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated Effective July 1, 1992
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 (on Form S-8) Registration Statement No.
          333-61712 and incorporated herein by reference).
 10.31    Amendment No. 1 to the National City Savings and Investment
          Plan No. 3 (filed as exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 (on Form S-8) Registration
          Statement No. 333-61712 and incorporated herein by
          reference).
 10.32    National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 8,
          2002 and incorporated herein by reference).
 10.33    The National City Corporation Long-Term Deferred Share
          Compensation Plan Effective April 22, 2002 (filed as Exhibit
          10.33).
 10.34    The National City Corporation Deferred Compensation Plan As
          Amended and Restated Effective July 23, 2002 (filed as
          Exhibit 10.34).
 10.35    Form of Agreement Not To Compete with David A. Daberko,
          Robert G. Siefers and William E. MacDonald III (filed as
          Exhibit 10.35).
 12.1     Computation of Ratio of Earnings to Fixed Charges (filed as
          Exhibit 12.1).