Form 10-Q
period 2002-09-30
NATIONAL CITY CORP
filed 2002-11-14
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

                        Common stock -- $4.00 Par Value
               Outstanding as of October 31, 2002 -- 611,895,942

                        [NATIONAL CITY CORPORATION LOGO]

                        QUARTER ENDED SEPTEMBER 30, 2002

                                FINANCIAL REPORT

                                 AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

     All reports filed electronically by National City Corporation (National City or the Corporation) with the United States Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation's Web site at www.nationalcity.com/investorrelations. These filings are also accessible on the SEC's Web site at www.sec.gov.

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights........................................    3
Item 1. Financial Statements:
    Consolidated Statements of Income.......................    4
    Consolidated Balance Sheets.............................    5
    Consolidated Statements of Cash Flows...................    6
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................    7
    Notes to Consolidated Financial Statements..............    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations:
    Financial Review........................................   33
    Consolidated Average Balance Sheets.....................   47
    Daily Average Balances/Net Interest Income/Rates........   48
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   36
Item 4. Controls and Procedures.............................   46
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
    The information contained in Note 17 to the consolidated
    financial statements under the section heading
    "Contingent Liabilities" on pages 24-25 of this report
    is incorporated herein by reference.
Item 2. Changes in Securities and Use of Proceeds
    On August 30, 2002, the Corporation redeemed all of the
       then outstanding shares of its preferred stock.
       Further discussion of the redemption is included in
       Note 15 to the consolidated financial statements,
       which is incorporated herein by reference.
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders
  (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K
    Exhibits: The index of exhibits has been filed as
       separate pages of the September 30, 2002 Financial
       Report and Form 10-Q and is available on request from
       the Secretary of the Corporation at the principal
       executive offices or through the United States
       Securities and Exchange Commission's Web site as
       listed above.
    Reports on Form 8-K: The following reports were filed by
     National City during the three-month period ended
     September 30, 2002 and through the date of this
     Financial Report.
    July 18, 2002 -- National City issued a news release
       announcing its financial results for the three and
       six-month periods ended June 30, 2002.
    July 31, 2002 -- National City issued a news release
       announcing the redemption of all the outstanding
       shares of its 6% Cumulative Convertible Preferred
       Stock, Series 1, on August 30, 2002.
    August 2, 2002 -- National City issued a news release
       announcing Peter E. Raskind, executive vice
       president, as the new head of the Retail Sales and
       Distribution business unit.
    August 12, 2002 -- National City furnished
       certifications of the Corporation's December 31, 2001
       Form 10-K/A and its June 30, 2002 Form 10-Q signed by
       the Corporation's Chief Executive Officer and Chief
       Financial Officer pursuant to 18 U.S.C. Section 1350.
       Also furnished were the sworn statements signed by
       the Corporation's Chief Executive Officer and Chief
       Financial Officer pursuant to the SEC's order under
       Section 21(a)(1) of the Securities Exchange Act of
       1934 No. 4-460.
    August 14, 2002 -- National City issued a news release
       announcing the realignment of management
       responsibilities for its consumer finance and
       mortgage businesses. This Form 8-K also announced
       other organizational management changes made for
       corporate governance purposes.
    October 16, 2002 -- National City issued a news release
       announcing its financial results for the three and
       nine-month periods ended September 30, 2002.
    October 29, 2002 -- National City issued a news release
       announcing its Board of Directors approved a series
       of actions to strengthen and improve the
       Corporation's corporate governance practices.
Signatures..................................................   51
Certification of Chief Executive Officer....................   52
Certification of Chief Financial Officer....................   53

FINANCIAL HIGHLIGHTS

                                                Three Months Ended             Nine Months Ended
                                                   September 30                  September 30
          (Dollars In Thousands,            ---------------------------   ---------------------------
        Except Per Share Amounts)               2002           2001           2002           2001
-----------------------------------------------------------------------------------------------------
FOR THE PERIOD
  Tax-equivalent net interest income......      $978,851       $905,310     $2,954,558     $2,519,494
  Provision for loan losses...............       169,164        160,000        523,280        396,295
  Fees and other income...................       620,630        597,292      2,040,782      1,877,747
  Securities gains, net...................           157         21,193         97,722        126,259
  Noninterest expense.....................       870,176        815,462      2,718,987      2,460,561
  Income tax expense and tax-equivalent
    adjustment............................       186,111        191,715        637,695        625,121
                                            ------------   ------------   ------------   ------------
  Net income..............................      $374,187       $356,618     $1,213,100     $1,041,523
                                            ============   ============   ============   ============

  Net income per common share:
    Basic.................................         $ .61          $ .59          $1.99          $1.73
    Diluted...............................           .61            .58           1.97           1.70
  Dividends paid per common share.........          .305           .295           .895           .865

  Return on average common equity.........         18.06%         19.95%         20.58%         20.30%
  Return on average assets................          1.47           1.50           1.62           1.52
  Net interest margin.....................          4.34           4.20           4.38           4.04
  Efficiency ratio........................         54.40          54.27          54.43          55.96
  Average equity to average assets........          8.13           7.53           7.85           7.53
  Annualized net charge-offs to average
    portfolio loans.......................           .69            .81            .85            .63

  Average shares:
    Basic shares..........................   611,638,832    605,005,257    609,610,761    602,489,314
    Diluted shares........................   617,850,460    613,829,266    616,242,513    611,584,005
-----------------------------------------------------------------------------------------------------
AT PERIOD END
  Assets..................................                                $109,346,195    $96,179,874
  Portfolio loans.........................                                  71,031,820     69,278,620
  Loans held for sale or securitization...                                  15,886,371      8,768,524
  Securities (at fair value)..............                                  10,487,124      8,538,644
  Deposits................................                                  60,634,569     60,129,540
  Stockholders' equity....................                                   8,156,861      7,202,089

  Book value per common share.............                                      $13.32         $11.87
  Market value per common share...........                                       28.53          29.95
  Equity to assets........................                                        7.46%          7.49%
  Allowance for loan losses as a
    percentage of period-end portfolio
    loans.................................                                        1.52           1.46
  Nonperforming assets to period-end
    portfolio loans and OREO..............                                        1.20            .94

  Common shares outstanding...............                                 612,180,011    606,005,287
  Full-time equivalent employees..........                                      32,099         31,933
-----------------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended          Nine Months Ended
                                                        September 30               September 30
                                                  -------------------------   -----------------------
(Dollars In Thousands, Except Per Share Amounts)     2002          2001          2002         2001
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans.........................................   $1,306,486    $1,481,124   $3,942,835   $4,470,350
  Securities:
    Taxable.....................................      109,454       102,804      358,406      336,552
    Exempt from Federal income taxes............        9,006         9,786       27,440       30,220
    Dividends...................................        9,008        11,651       25,845       35,527
  Federal funds sold and security resale
    agreements..................................          464         1,188        1,456        3,652
  Other investments.............................        8,506         7,677       26,484       23,438
                                                  -----------   -----------   ----------   ----------
      Total interest income.....................    1,442,924     1,614,230    4,382,466    4,899,739
INTEREST EXPENSE
  Deposits......................................      283,800       435,247      872,525    1,425,065
  Federal funds borrowed and security repurchase
    agreements..................................       34,511        73,710      108,681      250,194
  Borrowed funds................................        7,147        11,834       25,372       53,234
  Long-term debt and capital securities.........      146,322       196,899      444,590      676,744
                                                  -----------   -----------   ----------   ----------
      Total interest expense....................      471,780       717,690    1,451,168    2,405,237
                                                  -----------   -----------   ----------   ----------
NET INTEREST INCOME.............................      971,144       896,540    2,931,298    2,494,502
PROVISION FOR LOAN LOSSES.......................      169,164       160,000      523,280      396,295
                                                  -----------   -----------   ----------   ----------
      Net interest income after provision for
         loan losses............................      801,980       736,540    2,408,018    2,098,207
NONINTEREST INCOME
  Mortgage banking revenue......................      177,958       125,786      620,650      365,136
  Deposit service charges.......................      132,270       117,336      376,820      346,608
  Payment processing revenue....................      113,513       120,293      334,061      342,458
  Trust and investment management fees..........       73,936        79,410      236,647      247,283
  Card-related fees.............................       47,212        42,610      111,221      125,850
  Brokerage revenue.............................       24,986        22,367       82,815       69,449
  Other.........................................       50,755        89,490      278,568      380,963
                                                  -----------   -----------   ----------   ----------
      Total fees and other income...............      620,630       597,292    2,040,782    1,877,747
  Securities gains, net.........................          157        21,193       97,722      126,259
                                                  -----------   -----------   ----------   ----------
      Total noninterest income..................      620,787       618,485    2,138,504    2,004,006
NONINTEREST EXPENSE
  Salaries, benefits, and other personnel.......      448,517       418,138    1,338,238    1,261,364
  Equipment.....................................       56,667        53,549      180,291      174,298
  Net occupancy.................................       56,035        52,190      166,193      159,213
  Third-party services..........................       54,671        49,871      167,924      143,435
  Card processing...............................       50,963        50,295      156,891      141,422
  Marketing and public relations................       25,402        23,620      126,998       64,178
  Other.........................................      177,921       167,799      582,452      516,651
                                                  -----------   -----------   ----------   ----------
      Total noninterest expense.................      870,176       815,462    2,718,987    2,460,561
                                                  -----------   -----------   ----------   ----------
Income before income tax expense................      552,591       539,563    1,827,535    1,641,652
Income tax expense..............................      178,404       182,945      614,435      600,129
                                                  -----------   -----------   ----------   ----------
NET INCOME......................................     $374,187      $356,618   $1,213,100   $1,041,523
                                                  ===========   ===========   ==========   ==========
NET INCOME PER COMMON SHARE
  Basic.........................................         $.61          $.59        $1.99        $1.73
  Diluted.......................................          .61           .58         1.97         1.70
AVERAGE COMMON SHARES OUTSTANDING
  Basic.........................................  611,638,832   605,005,257   609,610,761  602,489,314
  Diluted.......................................  617,850,460   613,829,266   616,242,513  611,584,005

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                            September 30   December 31    September 30
                      (In Thousands)                            2002           2001           2001
------------------------------------------------------------------------------------------------------
ASSETS
  Cash and demand balances due from banks.................  $  4,106,687   $  4,403,962   $ 3,701,290
  Federal funds sold and security resale agreements.......        95,895        171,498        71,170
  Securities available for sale, at fair value............    10,487,124      9,858,868     8,538,644
  Other investments.......................................       761,248        432,861       391,011
  Loans held for sale or securitization:
    Commercial............................................        27,973         50,959       165,909
    Mortgage..............................................    15,858,398     15,553,297     8,602,615
    Automobile............................................            --        824,434            --
    Credit card...........................................            --        402,305            --
                                                            ------------   ------------   -----------
      Total loans held for sale or securitization.........    15,886,371     16,830,995     8,768,524
  Portfolio loans:
    Commercial............................................    26,024,362     26,752,115    27,614,020
    Real estate -- commercial.............................     8,076,473      7,281,268     6,942,914
    Real estate -- residential............................    16,404,069     14,763,546    14,570,015
    Consumer..............................................    10,993,697     11,548,785    12,468,019
    Credit card...........................................     1,915,547      1,867,053     2,200,004
    Home equity...........................................     7,617,672      5,827,879     5,483,648
                                                            ------------   ------------   -----------
      Total portfolio loans...............................    71,031,820     68,040,646    69,278,620
    Allowance for loan losses.............................    (1,079,773)      (997,331)   (1,008,390)
                                                            ------------   ------------   -----------
      Net portfolio loans.................................    69,952,047     67,043,315    68,270,230
  Properties and equipment................................     1,031,098      1,084,106     1,070,554
  Mortgage servicing assets...............................       690,615      1,135,704       817,592
  Goodwill................................................     1,078,281      1,086,041     1,103,229
  Other intangible assets.................................        79,438         81,356        83,302
  Accrued income and other assets.........................     5,177,391      3,687,994     3,364,328
                                                            ------------   ------------   -----------
TOTAL ASSETS..............................................  $109,346,195   $105,816,700   $96,179,874
                                                            ============   ============   ===========
LIABILITIES
  Deposits:
    Noninterest bearing...................................  $ 15,616,730   $ 14,823,277   $11,928,824
    NOW and money market..................................    21,325,533     19,501,137    18,792,722
    Savings...............................................     2,499,922      2,608,565     2,624,591
    Consumer time.........................................    14,985,661     14,962,150    15,101,268
    Other.................................................     3,128,856      5,332,874     6,111,936
    Foreign...............................................     3,077,867      5,901,929     5,570,199
                                                            ------------   ------------   -----------
      Total deposits......................................    60,634,569     63,129,932    60,129,540
  Federal funds borrowed and security repurchase
    agreements............................................     6,068,559      6,593,388     8,688,276
  Borrowed funds..........................................     9,802,372      8,578,742     1,535,772
  Long-term debt..........................................    21,018,090     17,136,232    16,502,817
  Corporation-obligated mandatorily redeemable capital
    securities of subsidiary trusts holding solely
    debentures of the Corporation.........................       180,000        180,000       180,000
  Accrued expenses and other liabilities..................     3,485,744      2,817,183     1,941,380
                                                            ------------   ------------   -----------
TOTAL LIABILITIES.........................................   101,189,334     98,435,477    88,977,785
STOCKHOLDERS' EQUITY
  Preferred stock.........................................            --            698         7,578
  Common stock............................................     2,448,721      2,429,419     2,424,022
  Capital surplus.........................................       982,552        908,780       901,528
  Retained earnings.......................................     4,637,809      3,970,049     3,802,529
  Accumulated other comprehensive income..................        87,779         72,277        66,432
                                                            ------------   ------------   -----------
TOTAL STOCKHOLDERS' EQUITY................................     8,156,861      7,381,223     7,202,089
                                                            ------------   ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $109,346,195   $105,816,700   $96,179,874
                                                            ============   ============   ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                                     September 30
                                                              --------------------------
                       (In Thousands)                             2002          2001
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income................................................  $  1,213,100   $ 1,041,523
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Provision for loan losses.............................       523,280       396,295
      Depreciation and amortization of properties and
       equipment............................................       133,125       132,373
      Amortization of intangible assets and mortgage
       servicing assets.....................................       273,053       199,665
      Accretion of premiums and discounts on securities and
       debt.................................................        (8,822)       (6,786)
      Mortgage servicing asset impairment charges...........       121,137       255,742
      Ineffective hedge and other derivative gains, net.....      (320,783)     (283,941)
      Securities gains, net.................................       (97,722)     (126,259)
      Gains on loans sold or securitized, net...............      (400,842)     (261,772)
      Other losses (gains), net.............................       178,575       (23,128)
      Originations and purchases of loans held for sale or
       securitization.......................................   (51,446,869)  (35,616,432)
      Proceeds from sales of loans held for sale or
       securitization.......................................    49,842,740    29,753,666
      Decrease in accrued interest receivable...............        73,218       210,231
      Increase (decrease) in accrued interest payable.......        42,065      (318,368)
      Net change in other assets and liabilities............     1,102,940       (88,376)
                                                              ------------   -----------
         Net cash provided by (used in) operating
           activities.......................................     1,228,195    (4,735,567)
LENDING AND INVESTING ACTIVITIES
  Net decrease in federal funds sold, security resale
    agreements, and other investments.......................        20,258       565,404
  Purchases of available-for-sale securities................    (3,166,554)   (2,048,736)
  Proceeds from sales of available-for-sale securities......     2,117,219     2,187,253
  Proceeds from maturities, calls, and prepayments of
    available-for-sale securities...........................     1,464,956     1,637,492
  Net increase in loans.....................................    (2,329,398)   (4,438,245)
  Proceeds from sales or securitizations of loans...........     1,866,824       846,013
  Net increase in properties and equipment..................       (93,256)     (131,618)
  Divestitures..............................................            --        43,500
                                                              ------------   -----------
         Net cash used in lending and investing
           activities.......................................      (119,951)   (1,338,937)
DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in deposits.......................    (2,512,375)    4,826,846
  Net (decrease) increase in federal funds borrowed and
    security repurchase agreements..........................      (524,829)    3,010,633
  Net (decrease) increase in borrowed funds.................    (1,447,999)      632,047
  Repayments of long-term debt..............................    (2,821,770)   (5,671,053)
  Proceeds from issuances of long-term debt, net............     6,354,428     4,057,581
  Dividends paid............................................      (545,350)     (522,135)
  Issuances of common stock.................................        92,412        72,935
  Repurchases of common stock...............................            --      (166,246)
  Redemption of preferred stock.............................           (36)           --
                                                              ------------   -----------
         Net cash (used in) provided by deposit and
           financing activities.............................    (1,405,519)    6,240,608
                                                              ------------   -----------
  Net (decrease) increase in cash and demand balances due
    from banks..............................................      (297,275)      166,104
  Cash and demand balances due from banks, January 1........     4,403,962     3,535,186
                                                              ------------   -----------
  Cash and demand balances due from banks, September 30.....  $  4,106,687   $ 3,701,290
                                                              ============   ===========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest................................................  $  1,409,103   $ 2,723,605
    Income taxes............................................       595,278       283,421
  Noncash items:
    Transfers of loans to other real estate.................       129,576        80,683
    Consolidation of asset-backed commercial paper conduit
      Loans.................................................       679,451            --
      Securities............................................     1,992,178            --
      Other assets..........................................         1,492            --
      Commercial paper borrowings...........................     2,688,757            --
      Other liabilities.....................................         2,689            --
    Fair value of AMVESCAP PLC stock received in connection
     with sale of National Asset Management Corporation
     preferred stock........................................        41,319            --

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                                               Other
         (Dollars in Thousands,           Preferred     Common     Capital     Retained    Comprehensive
       Except Per Share Amounts)            Stock       Stock      Surplus     Earnings       Income         Total
---------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001................   $29,968    $2,436,755   $837,444   $3,405,077      $60,577      $6,769,821
  Comprehensive Income:
    Net income..........................                                       1,041,523                    1,041,523
    Other comprehensive income, net of
      tax:
      Cumulative effect of change in
        accounting
        principle.......................                                                      (25,995)        (25,995)
      Change in unrealized gains and
        losses on securities, net of
        reclassification adjustment for
        net gains included in net
        income..........................                                                      112,626         112,626
      Change in unrealized gains and
        losses on derivative instruments
        used in cash flow hedging
        relationships, net of
        reclassification adjustment for
        net losses included in net
        income..........................                                                      (80,776)        (80,776)
                                                                                                           ----------
  Total comprehensive income............                                                                    1,047,378
  Common dividends declared, $.865 per
    share...............................                                        (520,793)                    (520,793)
  Preferred dividends declared..........                                          (1,006)                      (1,006)
  Issuance of 4,777,002 common shares
    under stock-based compensation
    plans, including related tax
    effects.............................                  19,108     53,827                                    72,935
  Repurchase of 9,316,800 common
    shares..............................                 (37,267)    (6,707)    (122,272)                    (166,246)
  Conversion of 447,796 shares of
    preferred stock to 1,356,417 common
    shares..............................   (22,390)        5,426     16,964                                        --
                                          --------    ----------   --------   ----------     --------      ----------
Balance, September 30, 2001.............    $7,578    $2,424,022   $901,528   $3,802,529      $66,432      $7,202,089
                                          ========    ==========   ========   ==========     ========      ==========
Balance, January 1, 2002................      $698    $2,429,419   $908,780   $3,970,049      $72,277      $7,381,223
  Comprehensive Income:
    Net income..........................                                       1,213,100                    1,213,100
    Other comprehensive income, net of
      tax:
      Change in unrealized gains and
        losses on securities, net of
        reclassification adjustment for
        net gains included in net
        income..........................                                                      115,256         115,256
      Change in unrealized gains and
        losses on derivative instruments
        used in cash flow hedging
        relationships, net of
        reclassification adjustment for
        net losses included in net
        income..........................                                                      (99,754)        (99,754)
                                                                                                           ----------
  Total comprehensive income............                                                                    1,228,602
  Common dividends declared, $.895 per
    share...............................                                        (545,319)                    (545,319)
  Preferred dividends declared..........                                             (21)                         (21)
  Issuance of 4,785,200 common shares
    under stock-based compensation
    plans, including related tax
    effects.............................                  19,142     73,271                                    92,413
  Conversion of 13,234 shares of
    preferred stock to 40,082 common
    shares and redemption of 735
    shares..............................      (698)          160        501                                       (37)
                                          --------    ----------   --------   ----------     --------      ----------
BALANCE, SEPTEMBER 30, 2002.............        --    $2,448,721   $982,552   $4,637,809      $87,779      $8,156,861
                                          ========    ==========   ========   ==========     ========      ==========

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

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
    Investments in companies in which the Corporation has significant influence over operating and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) and limited partnership investments are generally accounted for by the equity method of accounting. These investments are normally included in other assets and National City's proportionate share of income or loss is included in other noninterest income.
    The Corporation, on a limited basis, uses special purpose entities (SPEs), including securitization trusts and a commercial paper conduit, to diversify its funding sources and to provide financial services to its corporate customers. SPEs are not operating entities, generally have no employees, and usually have a limited life. The basic SPE structure involves the Corporation transferring assets to the SPE. The SPE funds the purchase of those assets by issuing debt securities to investors. The legal documents governing the SPE transactions describe how the cash earned on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. SPEs can be structured to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the seller of the assets. SPEs are critical to the functioning of several significant markets, including, for example, the asset-backed securities, mortgage-backed securities, and commercial paper markets.
    Where the Corporation is a transferor of assets to an SPE, the assets sold to the SPE are no longer recorded on the Corporation's balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of an QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from National City's creditors, the Corporation considers such factors as the amount of third party equity, the retention of risks and rewards, and the extent of control available to third parties. National City's credit card and automobile securitization transactions meet the applicable QSPE criteria under SFAS 140, and accordingly are not consolidated on the Corporation's balance sheet.
    The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update National City's 2001 Annual Report on Form 10-K, as amended (Form 10-K). These financial statements do not include all information and footnotes necessary to constitute a complete set of financial statements under generally accepted accounting principles and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. A summary of the Corporation's significant accounting policies follows:
    STATEMENT OF CASH FLOWS: Cash and demand balances due from banks are considered "cash and cash equivalents" for financial reporting purposes.
    BUSINESS COMBINATIONS: Since the issuance of SFAS 141, Business Combinations, by the Financial Accounting Standards Board (FASB), business combinations initiated after June 30, 2001 are required to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are only included in the statement of income from the date of acquisition.
    Prior to SFAS 141, certain business combinations not accounted for as purchase acquisitions were accounted for under the pooling-of-interests method, which required the retroactive combining of the assets, liabilities, stockholders' equity, and results of operations of the merged entity with the Corporation's respective accounts at historical amounts. Prior period financial statements were then restated to give effect to business combinations accounted for under this method.
    LOANS: Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale or securitization are valued on an aggregate basis at the lower of carrying cost or fair value.
    Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.
    Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Income on leveraged leases is recognized on a basis that achieves a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Residual values on leased assets are reviewed regularly for other-than-temporary impairment. When there is other-than-temporary impairment in the estimated fair value of the Corporation's interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the write-down recognized in the current-period statement of income.
    Commercial loans and leases and loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due (unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection), terms are renegotiated below market levels, or when an individual analysis of a borrower's creditworthiness indicates a credit should be placed on nonperforming status. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is charged against interest income. Interest income during the period the loan is on nonperforming status is recorded on a cash basis after recovery of principal is reasonably assured. Commercial loans and leases and commercial loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due. Loans secured by residential real estate are generally charged off to the extent principal and interest due exceed 90% of the current appraised value of the collateral and the loan becomes 180 days past due.
    Commercial and commercial real estate loans exceeding $500,000 are evaluated for impairment in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires an allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. All loans subject to evaluation and considered impaired are included in nonperforming assets.
    Consumer loans are subject to mandatory charge-off at a specified delinquency date and are usually not classified as nonperforming prior to being charged off. Closed-end consumer loans, which include installment and student loans and automobile leases, are generally charged off in full no later than when the loan becomes 120 days past due. Open-end unsecured consumer loans, such as credit card loans, are generally charged off in full no later than when the loan becomes 150 days past due.
    ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. When loans are identified for sale or securitization, attributed loan loss allowance is reclassified as a direct reduction to the carrying value of the loans.
    The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114. The allocated component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.
    The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. The uncertainty surrounding the strength and timing of economic cycles, including management's concerns over the effects of the prolonged economic downturn in the current cycle, also affects the allocation model's estimates of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.
    SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in other income. Interest on trading account securities is recorded in interest income. As of September 30, 2002, December 31, 2001, and September 30, 2001, trading account securities totaled $28.4 million, $121.0 million, and $20.2 million, respectively.

    Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost.
    Securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available-for-sale securities are recorded in securities gains or losses on the income statement.
    Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective-interest method over the period to maturity, are included in interest income. Gains and losses on the sales of securities are determined using the specific-identification method and recognized on a trade-date basis.
    PRINCIPAL INVESTMENTS: Principal investments, which include direct investments in private and public companies and indirect investments in private equity funds, are carried at estimated fair value with changes in fair value recognized in other noninterest income.
    Direct investments include equity and mezzanine investments in the form of common stock, preferred stock, limited liability company interests, warrants and subordinated debt. Direct mezzanine investments in the form of subordinated debt are included in other investments on the balance sheet, while the remainder of the direct investments are included in other assets. Indirect investments include ownership interests in private equity funds managed by third party investors and are included in other assets on the balance sheet.
    The fair values of publicly traded investments are determined by using quoted market prices, subject to liquidity discounts, sales restrictions, or regulation. Investments that are not publicly traded are initially valued at cost and subsequent adjustments to fair value are estimated in good faith by management. Factors used in determining the fair value of direct investments include consideration of the company's business model, current and projected financial performance, liquidity, management team, and overall economic and market conditions. Factors used in determining the fair value of indirect investments include evaluation of the general partner's valuation techniques and overall economic and market conditions. The fair value estimates of the investments are based upon currently available information and may not necessarily represent amounts that will ultimately be realized, which depend on future events and circumstances.
    SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to the Corporation as deemed appropriate.
    GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the income statement over an estimated life but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Corporation's other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 10 years. Prior to the adoption of SFAS 142, the Corporation's goodwill was amortized on a straight-line basis over varying periods not exceeding 25 years, except for certain goodwill related to purchase acquisitions at the Corporation's 85%-owned payment processing subsidiary, National Processing, Inc. (National Processing), which was amortized over 40 years. Note 9 includes a summary of the Corporation's goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS 142.
    DEPRECIABLE ASSETS: Properties and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life.
    ASSET SECURITIZATIONS: National City uses securitization vehicles as a source of funding. Financial assets, including pools of credit card receivables and automobile loans, are transferred to SPEs, which are legally isolated from the Corporation. The trust issues beneficial interests in the form of senior and subordinated asset-backed securities collateralized by the assets sold to the trust. The senior classes of the asset-backed securities receive an AAA or A credit rating at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities. In some cases, the Corporation retains interests in the securitized loans, which may take the form of subordinated tranches, cash reserve balances, servicing assets, and interest-only strips representing the cash flows generated by the assets in excess of the contractual cash flows required to be paid to the investors and for any other obligations such as servicing fees and credit losses.
    In accordance with SFAS 140, securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale and each subsequent sale when the combined net sales proceeds and, if applicable, retained interests differ from the loans' allocated carrying amount. Net gains or losses resulting from securitizations are recorded in noninterest income on the statement of income.
    Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale securities portfolio with subsequent adjustments to fair value recorded through other comprehensive income within stockholders' equity or in other noninterest expense in the statement of income if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. The Corporation uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved.
    On a quarterly basis, the Corporation ensures retained interests are valued appropriately in the financial statements. Management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. If past performance and future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated. Refer to
Note 4 for further analysis of the assumptions used in the determination of fair value.
    When the Corporation retains the right to service the loans and receives related fees that exceed the current market rate to service the receivables, a servicing asset is recorded and included in other assets on the balance sheet. A servicing asset would not be recognized if the Corporation receives adequate compensation relative to current market servicing prices to service the receivables sold. Servicing assets created in a securitization are initially measured at their allocated carrying amount based upon relative fair values at the date of securitization and are subsequently evaluated and measured for impairment. Impairment, if any, is recognized when and in the amount carrying value exceeds its fair value as determined by calculating the present value of the expected future net servicing cash flows using the assumptions described previously. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income and is recorded in noninterest income on the statement of income.
    For securitizations involving credit card receivables, the Corporation's continuing involvement in the securitized assets includes maintaining an undivided, pro rata interest in all credit card loan receivables that are in the trust, referred to as seller's interest. The seller's interest ranks pari-passu with the investors' interest in the trust. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller's interest will vary. However, the Corporation is required to maintain its seller's interest at a minimum level of 4% of the initial invested amount in each series to ensure receivables are available for allocation to the investors' interests.
    Also with regard to credit card securitizations, the trust is not required to make principal payments to the investors during the revolving period, which generally approximates 48 months. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables. Therefore, the principal dollar amount of the investor's interest in the loans within the trust remains unchanged. Once the revolving period ends, the trust distributes principal payments to the investors according to the terms of the transaction. Distribution of principal to the investors in the credit card trust may begin earlier if the average annualized yield on the loans securitized (generally equal to the sum of interest income, interchange and other fees, less principal credit losses during the period) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors plus contractual servicing fees), or certain other events occur.
    The retained interests represent National City's maximum loss exposure with respect to securitization vehicles. The investors in the debt securities issued by the SPEs have no further recourse against the Corporation if cash flows generated by the securitized assets are inadequate to service the obligations of the SPEs.
    Transaction costs associated with revolving loan securitizations are deferred at the time of sale and amortized over the revolving term of the securitization while transaction costs associated with fixed-term loan securitizations are recognized as a component of the gain or loss at the time of sale.
    DERIVATIVE INSTRUMENTS: The Corporation enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Corporation is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.
    Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.
    Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.
    Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.
    Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.
    Under both the fair value and cash flow hedge methods, derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively and the derivative instrument continues to be carried at fair value but with no corresponding offset being recorded on the hedged item.
    MORTGAGE SERVICING ASSETS: The Corporation recognizes as separate assets rights to service mortgage loans it does not own but services for others for a fee. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on the relative fair values of each. Mortgage servicing assets, when purchased, are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. For purposes of determining impairment, the mortgage servicing assets are stratified by product type and interest rate. Certain mortgage servicing assets hedged with derivative instruments as part of SFAS 133 hedge relationships are carried at fair value and consequently may be adjusted above their initial carrying value.
    The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rate of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the underlying life of the loan is reduced.
    STOCK-BASED COMPENSATION: The Corporation's stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.
    In October 2002, the Corporation announced it plans to adopt the fair value method of recording stock options under the transitional guidance of SFAS 123, Accounting for Stock-Based Compensation, effective January 1, 2003. Refer to the Recent Accounting Pronouncements and Developments Section of the Financial Review for further discussion on the Corporation's planned adoption of SFAS 123.
    INCOME TAXES: The Corporation and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the Corporation's income tax return.
    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
    TREASURY STOCK: Acquisitions of treasury stock are recorded on the par value method, which requires the cash paid to be allocated to common or preferred stock, capital surplus, and retained earnings.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS: In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS 147 is effective immediately and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions. Upon adoption of SFAS 147, the amount of unidentifiable intangible assets previously recorded will be reclassified to goodwill. SFAS 147 also modifies SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets.
    While SFAS 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance currently has no effect on the Corporation's result of operations, financial position, or liquidity. The Corporation does not have any assets subject to the specialized accounting guidance provided in SFAS 72 or SFAS 147.
    ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and becomes effective for the Corporation beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity.
    RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: In April 2002, the FASB issued SFAS 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS 44 related to the accounting for intangible assets for motor carriers and amends SFAS 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS 145 are expected to have little or no impact on the Corporation's results of operations, financial position, or liquidity.
    ACCOUNTING FOR LONG-LIVED ASSETS: SFAS 144 was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement's provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Corporation on January 1, 2002 and are not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity.
    ASSET RETIREMENT OBLIGATIONS: In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Corporation beginning January 1, 2003 and its adoption is not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity.
    GOODWILL AND OTHER INTANGIBLE ASSETS: On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17. Notes 1 and 9 provide further detail on the accounting for goodwill and intangible assets under the standard and the impact of the adoption on the Corporation's financial statements. The standard's adoption had no impact on the Corporation's liquidity.

3. ACQUISITIONS AND DIVESTITURES

    In April 2001, National City sold its preferred share interest in National Asset Management Corporation (NAMCO), a Louisville, Kentucky-based investment advisor, to AMVESCAP PLC (AVZ) for a gain of $88.8 million. The gain is included in other noninterest income on the income statement. The carrying value of National City's investment in NAMCO preferred shares was $1.5 million. Cash proceeds of $49.0 million and 2.8 million shares of AVZ stock, with a value of $41.3 million, were received in connection with the sale. The shares were sold later in the second quarter of 2001. In May 2002, National City received additional contingent consideration of $5.1 million related to the sale of NAMCO. The consideration was recorded in other noninterest income on the income statement.
    In June 2001, National Processing, the Corporation's 85%-owned payment processing subsidiary, acquired a 70% interest in ABN AMRO Merchant Services, LLC (AAMS) for cash of $48.5 million. Under the terms of the agreement, National Processing provides AAMS with all merchant-processing services, including both authorization and settlement of all card-based transactions. The acquisition was accounted for by the purchase method, with the results of operations of AAMS included in the Corporation's income statement from the date of acquisition. Goodwill of $27.1 million was recorded in connection with the acquisition. The remainder of the purchase price was allocated to other intangible assets, primarily acquired-merchant contracts, which are being amortized on a straight-line basis over 10 years.
    In August 2001, National Processing sold its Business Process Outsourcing business unit for $43.0 million in cash. This business unit primarily processed healthcare claims, credit card applications, and airline lift tickets. In connection with the disposal, a pretax impairment loss, net of minority interest benefit, of $2.7 million was recorded in 2001.

4. SECURITIZATION ACTIVITY

    The Corporation periodically sells assets through securitization transactions.
    On January 31, 2002, National City sold $425.0 million of receivables to the National City Credit Card Master Trust (trust) and recognized a pretax gain of $24.8 million, which was recorded in other noninterest income. Retained interests in the form of interest-only strips and subordinated tranches were also recognized with initial carrying values of $4.9 million and $27.0 million, respectively. Transaction costs of $1.7 million incurred in connection with the securitization were deferred and are being amortized over the revolving term of the securitization.
    In January 2001, the Corporation also sold $425.0 million of credit card receivables in a securitization transaction and recognized a pretax gain of $20.6 million, which was recorded in other noninterest income. Retained interests in the form of interest-only strips and subordinated tranches were also recognized with initial carrying values of $4.4 million and $27.6 million, respectively. Transaction costs of $1.8 million incurred in connection with the securitization were deferred and are being amortized over the revolving term of the securitization.
    During 2000, credit card receivables totaling $600.0 million were sold to the trust.
    The Corporation established an automobile receivables trust into which it sold, through securitization on March 27, 2002, $1.1 billion of fixed-rate, closed-end automobile loans. A pretax gain of $25.3 million was recorded as a result of the term securitization and was recorded in other noninterest income. Retained interests in the form of interest-only strips, subordinated tranches, and dealer rebate receivables were also recognized with initial carrying values of $41.3 million, $62.1 million, and $1.6 million, respectively. In addition, a servicing asset was created in the amount of $16.5 million. See Footnote 1 for further details regarding the accounting for servicing assets.
    A summary of the components of managed loans, which represents both owned and sold loans, along with quantitative information about delinquencies and net credit losses follows. The credit card loan data presented below excludes certain unsecured personal and business lines of credit included in the caption "credit card loans" elsewhere in this quarterly report. Automobile loans are included within the Corporation's consumer loan portfolio. The automobile loans presented represent the managed portfolio of indirect prime automobile loans.

                                                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       AS OF SEPTEMBER 30, 2002      SEPTEMBER 30, 2002      SEPTEMBER 30, 2002
                                                      ---------------------------   ---------------------   ---------------------
                                                      Principal   Loans Past Due    Average    Net Credit   Average    Net Credit
(Dollars in Millions)                                  Balance    30 Days or More   Balances     Losses     Balances     Losses
---------------------------------------------------------------------------------------------------------------------------------
Type of loan:
  Credit Card.......................................  $2,289.1        $ 86.5        $2,296.0     $29.6      $2,241.8     $ 90.6
  Automobile........................................   4,492.6          78.4         4,429.1       8.9       4,368.5       31.5
                                                      --------        ------        --------     -----      --------     ------
    Total loans managed and securitized.............  $6,781.7        $164.9        $6,725.1     $38.5      $6,610.3     $122.1
Less:
  Loans securitized.................................  $2,373.9        $ 56.6        $2,418.7     $20.0      $2,103.0     $ 56.7
  Loans held for sale or securitization.............        --            --              --        --         378.7         --
                                                      --------        ------        --------     -----      --------     ------
    Loans held in portfolio.........................  $4,407.8        $108.3        $4,306.4     $18.5      $4,128.6     $ 65.4
                                                      ========        ======        ========     =====      ========     ======
---------------------------------------------------------------------------------------------------------------------------------

                                                                                     Three Months Ended       Nine Months Ended
                                                       As of September 30, 2001      September 30, 2001      September 30, 2001
                                                      ---------------------------   ---------------------   ---------------------
                                                      Principal   Loans Past Due    Average    Net Credit   Average    Net Credit
(Dollars in Millions)                                  Balance    30 Days or More   Balances     Losses     Balances     Losses
---------------------------------------------------------------------------------------------------------------------------------
Type of loan:
  Credit Card.......................................  $2,213.9        $ 81.5        $2,224.7     $21.7      $2,217.5     $ 76.3
  Automobile........................................   4,450.0          93.0         4,415.7      13.9       4,346.2       34.0
                                                      --------        ------        --------     -----      --------     ------
    Total loans managed and securitized.............  $6,663.9        $174.5        $6,640.4     $35.6      $6,563.7     $110.3
Less:
  Loans securitized.................................  $1,025.0        $ 31.5        $1,025.0     $12.8      $  981.3     $ 36.8
  Loans held for sale or securitization.............        --            --              --        --          43.3         --
                                                      --------        ------        --------     -----      --------     ------
    Loans held in portfolio.........................  $5,638.9        $143.0        $5,615.4     $22.8      $5,539.1     $ 73.5
                                                      ========        ======        ========     =====      ========     ======
---------------------------------------------------------------------------------------------------------------------------------

    The investor principal in loan receivables related to the credit card securitizations is scheduled to amortize back into the Corporation's portfolio of loan receivables five years following the original securitization.

    Certain cash flows received from and paid to the securitization trusts follow:

                                                     Three Months Ended September 30           Nine Months Ended September 30
                                                  -------------------------------------------------------------------------------
                                                            2002                2001                 2002                2001
                                                  -------------------------------------------------------------------------------
             (Dollars in Millions)                Credit Card   Automobile   Credit Card   Credit Card   Automobile   Credit Card
---------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations...............    $   --         $ --        $   --       $  397.4      $1,041.0     $  397.4
Proceeds from collections reinvested in previous
  securitizations...............................     765.2           --         528.1        2,226.5            --      1,525.6
Servicing fees received.........................       7.3          3.0           4.9           21.0           6.2         14.2
Other cash flows received on retained
  interests.....................................      23.8          8.8          17.1           65.7          10.5         46.8
Proceeds from sales of previously charged-off
  accounts......................................        .3           --           1.1            1.3            --          1.1
Purchases of delinquent or foreclosed assets....        --           .2            --             --            .2           --
Repayment of servicing advances.................        --           --            --             --            --           --
---------------------------------------------------------------------------------------------------------------------------------

    A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2002 fair values to immediate 10% and 20% adverse changes in those assumptions follows:

                                                                                     Monthly     Expected
                                                  Weighted-       Variable Annual   Principal     Annual      Annual
                                       Fair        average          Coupon Rate     Repayment     Credit     Discount
       (Dollars in Millions)          Value    Life (in months)    to Investors       Rate        Losses       Rate       Yield
---------------------------------------------------------------------------------------------------------------------------------
CREDIT CARD LOANS
 SERIES 2000-1(a)
   As of the date of
     securitization.................  $  2.2           5.5              6.86%         18.08%        4.17%      15.00%     14.43%
   AS OF SEPTEMBER 30, 2002.........     3.5           3.3              2.02          17.59         5.39       15.00      11.28
     Decline in fair value of 10%
       adverse change...............                                  $   .3         $   .3       $   .9      $   --     $  1.8
     Decline in fair value of 20%
       adverse change...............                                      .6             .4          1.7          --        3.5
 SERIES 2001-1(a)
   As of the date of
     securitization.................  $  4.4           5.6              6.06%         17.79%        4.08%      15.00%     14.77%
   AS OF SEPTEMBER 30, 2002.........     2.4           3.3              2.04          17.59         5.39       15.00      11.28
     Decline in fair value of 10%
       adverse change...............                                  $   .2         $   .2       $   .6      $   --     $  1.3
     Decline in fair value of 20%
       adverse change...............                                      .4             .3          1.2          --        2.4
 SERIES 2002-1(a)
   As of the date of
     securitization.................  $  4.9           5.7              2.06%         17.41%        5.34%      15.00%     11.99%
   AS OF SEPTEMBER 30, 2002.........     2.5           3.3              2.03          17.59         5.39       15.00      11.28
     Decline in fair value of 10%
       adverse change...............                                  $   .2         $   .2       $   .6      $   --     $  1.3
     Decline in fair value of 20%
       adverse change...............                                      .4             .3          1.2          --        2.4
---------------------------------------------------------------------------------------------------------------------------------

                                                                                    Monthly      Expected
                                                 Weighted-                         Prepayment   Cumulative    Annual    Weighted-
                                      Fair        average                            Speed        Credit     Discount    average
       (Dollars in Millions)         Value    Life (in months)                     (% ABS)(b)     Losses       Rate      Coupon
---------------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE LOANS
 SERIES 2002-A
   Interest-only strip
     As of the date of
       securitization..............  $ 41.3          22.9                              1.40%        2.25%      12.00%      8.71%
     AS OF SEPTEMBER 30, 2002......    30.2          19.6                              1.40         2.25       12.00       8.71
     Decline in fair value of 10%
       adverse change..............                                                  $  1.9       $  2.2      $   .6     $ 11.3
     Decline in fair value of 20%
       adverse change..............                                                     3.6          4.4         1.2       22.3
   Servicing asset
     As of the date of
       securitization..............  $ 16.9          22.9                              1.40%        2.25%      12.00%      8.71%
     AS OF SEPTEMBER 30, 2002(c)...    11.9          14.6                              1.40         2.25       12.00       8.71
     Decline in fair value of 10%
       adverse change..............                                                  $   .5       $   --      $   .2     $   --
     Decline in fair value of 20%
       adverse change..............                                                     1.1           --          .3         .1
---------------------------------------------------------------------------------------------------------------------------------

 (a)Represents interest-only strip
 (b)Absolute prepayment speed
 (c)Carrying value of servicing asset at September 30, 2002 was $11.9 million

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

5. ASSET-BACKED COMMERCIAL PAPER CONDUIT
    The Corporation serves as the administrative agent and investment advisor to a commercial paper conduit that purchased high-grade assets from the Corporation and certain corporate customers and then issued high-grade commercial paper to third-party investors that was collateralized by such assets. The conduit was established in 2000, and at that time, was considered an unconsolidated qualified special purpose entity under the guidelines of SFAS 140.
    Effective September 29, 2002, the underlying agreements to the conduit were amended to grant the conduit the right to sell assets in its sole discretion. As a result, the conduit no longer met the criteria for a qualifying special purpose entity and under applicable accounting guidance, the assets and liabilities and results of operations of the conduit were required to be included in the consolidated financial statements of the Corporation. As of September 29, the conduit held assets with a fair value of $2.673 billion and liabilities with a fair value of $2.689 billion. The difference between the fair value of liabilities assumed and the fair value of assets received as of September 29 was $15.9 million, which was recorded as a charge to noninterest expense in the third quarter. The assets consolidated included $680.9 million of secured loans and lease receivables and $1.992 billion of marketable asset-backed securities, and the liabilities consisted primarily of commercial paper borrowings. As the remaining balance of commercial paper matures, the excess funds will be used to repurchase assets. All outstanding balances are anticipated to be wound down by December 31, 2002. As of September 30, 2002, the conduit held assets of $871.3 million.

6. LOANS AND ALLOWANCE FOR LOAN LOSSES
    Portfolio loans and loans held for sale or securitization are presented in the consolidated balance sheets on page 5.
    During the first quarter of 2002, approximately $400 million of loans were transferred from the commercial to the commercial real estate category. This transfer followed a review by the Corporation's Investment Real Estate Division that identified loans not classified on the balance sheet consistent with the current definitional parameters for loans secured by nonresidential real estate. The balance sheet transfer had no impact on the Corporation's results of operations or liquidity.

    Activity in the allowance for loan losses follows:

                            Three Months               Nine Months
                                Ended                     Ended
                            September 30              September 30
                       -----------------------   -----------------------
   (In Thousands)         2002         2001         2002         2001
------------------------------------------------------------------------
Balance at beginning
 of period...........  $1,030,487   $  989,936   $  997,331   $  928,592
Provision for loan
 losses..............     169,164      160,000      523,280      396,295
Allowance related to
 loans securitized or
 sold................          --       (2,372)      (4,477)      (1,485)
Charge-offs:
 Commercial..........      66,680       71,822      244,599      138,762
 Real estate -
   commercial........       5,723        6,227       16,247       12,170
 Real estate -
   residential.......      17,095       13,572       60,543       34,830
 Consumer............      36,238       50,281      129,607      138,681
 Credit card.........      19,804       25,184       61,495       73,002
 Home equity.........       4,761        3,794       14,293        9,079
                       ----------   ----------   ----------   ----------
 Total charge-offs...     150,301      170,880      526,784      406,524
Recoveries:
 Commercial..........       7,861        3,406       19,689       12,808
 Real estate -
   commercial........       2,037          589        3,788        3,194
 Real estate -
   residential.......       1,082          746        3,064        1,035
 Consumer............      16,365       16,280       54,387       52,546
 Credit card.........       2,239        9,950        6,447       19,681
 Home equity.........         839          735        3,048        2,248
                       ----------   ----------   ----------   ----------
 Total recoveries....      30,423       31,706       90,423       91,512
                       ----------   ----------   ----------   ----------
Net charge-offs......     119,878      139,174      436,361      315,012
                       ----------   ----------   ----------   ----------
Balance at end of
 period..............  $1,079,773   $1,008,390   $1,079,773   $1,008,390
                       ==========   ==========   ==========   ==========

    The Credit Quality section of the Financial Review provides detail regarding nonperforming loans. Nonperforming loans totaled $747.5 million, $594.0 million, and $586.8 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively. For loans classified as nonperforming at September 30, 2002, the contractual interest due and actual interest recognized on those loans for the first nine months of 2002 was $54.8 million and $11.4 million, respectively. Included in nonperforming loans were impaired loans, as defined by SFAS 114, aggregating $465.5 million, $170.1 million, and $114.1 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively. Average impaired loans for the first nine months of 2002 and 2001 totaled $353.7 million and $113.9 million, respectively. The majority of loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans at September 30, 2002, December 31, 2001, and September 30, 2001 was $52.8 million, $62.9 million, and $45.2 million, respectively. At September 30, 2002, impaired loans with an associated allowance totaled $200.3 million, while $265.2 million of impaired loans had no related allowance. There was no interest recognized during the nine months ended September 30, 2002 and 2001 on impaired loans while such loans were considered impaired.

    During the third quarter of 2001, $8.4 million of residential real estate portfolio loans were sold. Related loan loss allowance of $2.4 million was included in the basis of the loans sold, thereby covering the loss on the sale. Also during the 2001 third quarter, National City sold credit card receivables that had previously been charged off. The sale generated a gain of $6.7 million, $5.6 million of which was allocated to credit card receivables owned by the Corporation and recorded as a recovery of loan loss allowance, with the remaining $1.1 million allocated to securitized receivables and included in card-related fees on the income statement.

7. SECURITIES

    Securities available for sale follow:

                                  Amortized        Fair
        (In Thousands)              Cost           Value
-----------------------------------------------------------
SEPTEMBER 30, 2002
U.S. Treasury and Federal
  agency debentures............  $   991,835    $ 1,062,144
Mortgage-backed securities.....    5,436,258      5,672,580
Asset-backed and corporate debt
  securities...................    2,109,139      2,116,089
States and political
  subdivisions.................      665,029        725,343
Other..........................      944,997        910,968
                                 -----------    -----------
  Total securities.............  $10,147,258    $10,487,124
                                 ===========    ===========
December 31, 2001
U.S. Treasury and Federal
  agency debentures............  $   977,043    $ 1,005,283
Mortgage-backed securities.....    6,447,318      6,492,859
Asset-backed and corporate debt
  securities...................      759,909        762,444
States and political
  subdivisions.................      703,384        732,848
Other..........................      814,625        865,434
                                 -----------    -----------
  Total securities.............  $ 9,702,279    $ 9,858,868
                                 ===========    ===========
September 30, 2001
U.S. Treasury and Federal
  agency debentures............  $   970,745    $ 1,022,716
Mortgage-backed securities.....    4,784,323      4,910,151
Asset-backed and corporate debt
  securities...................      976,758        983,058
States and political
  subdivisions.................      712,950        755,095
Other..........................      821,086        867,624
                                 -----------    -----------
  Total securities.............  $ 8,265,862    $ 8,538,644
                                 ===========    ===========

    The other category includes the Corporation's internally managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $256.9 million and $217.4 million, respectively, as of September 30, 2002, compared to an amortized cost and fair value of $399.9 million and $444.8 million, respectively, at December 31, 2001, and an amortized cost and fair value of $351.0 million and $380.1 million, respectively, at September 30, 2001. The other category also includes certain retained interests in securitized assets. See Note 4 for further discussion of these retained interests.
    Gross unrealized gains for the total securities portfolio totaled $384.6 million, $179.2 million, and $278.5 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. Gross unrealized losses at the same period ends totaled $44.7 million, $22.6 million and $5.7 million, respectively. Net unrealized gains and losses in the available-for-sale securities portfolio are included, net of tax, in accumulated other comprehensive income within stockholders' equity or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in net income.
    For the nine months ended September 30, 2002 and 2001, gross realized securities gains were $97.7 million and $127.8 million, respectively. Gross realized securities losses for the nine months ended September 30, 2001 were $1.5 million. There were no securities losses realized during the first nine months of 2002.
    At September 30, 2002, the carrying value of securities pledged to secure public and trust deposits, U.S. Treasury demand notes, security repurchase agreements, and derivative instruments totaled $6.8 billion.
    As of September 30, 2002, there were no securities of a single issuer, other than U.S. Treasury securities and other U.S. government agency securities, which exceeded 10% of stockholders' equity.

8. PRINCIPAL INVESTMENTS

    The Corporation's principal investment portfolio is managed by National City Equity Partners and National City Capital Corporation, both subsidiaries within the Wholesale Banking line of business. A rollforward of the Corporation's principal investment portfolio follows:

                              Three Months       Nine Months
                                  Ended             Ended
                              September 30      September 30
                             ---------------   ---------------
(IN MILLIONS)                 2002     2001     2002     2001
--------------------------------------------------------------
DIRECT INVESTMENTS:
  Carrying value at
    beginning of period....  $319.5   $269.6   $286.3   $230.8
  Investments -- new
    fundings...............    11.5      2.8     52.5     37.8
  Return of capital........     (.1)    (2.2)    (4.7)    (3.5)
  Fair value adjustments...   (12.7)    (5.4)   (15.9)     (.3)
                             ------   ------   ------   ------
  Carrying value at end of
    period.................  $318.2   $264.8   $318.2   $264.8
                             ======   ======   ======   ======
INDIRECT INVESTMENTS:
  Carrying value at
    beginning of period....  $237.6   $178.2   $209.1   $153.6
  Investments -- new
    fundings...............    17.5     18.4     49.0     46.5
  Return of capital........    (1.0)    (2.1)    (2.3)    (4.9)
  Fair value adjustments...    (4.8)      .1     (6.5)     (.6)
                             ------   ------   ------   ------
  Carrying value at end of
    period.................  $249.3   $194.6   $249.3   $194.6
                             ======   ======   ======   ======
TOTAL PRINCIPAL
  INVESTMENTS:
  Carrying value at
    beginning of period....  $557.1   $447.8   $495.4   $384.4
  Investments -- new
    fundings...............    29.0     21.2    101.5     84.3
  Return of capital........    (1.1)    (4.3)    (7.0)    (8.4)
  Fair value adjustments...   (17.5)    (5.3)   (22.4)     (.9)
                             ------   ------   ------   ------
  Carrying value at end of
    period.................  $567.5   $459.4   $567.5   $459.4
                             ======   ======   ======   ======
PRINCIPAL INVESTMENT
  REVENUE(a)...............  $  5.9   $  5.9   $ 18.6   $ 17.9
NET PRINCIPAL INVESTMENT
  GAINS (LOSSES)(b)........   (17.2)    (5.8)   (21.0)     1.9
--------------------------------------------------------------

(a) Consists primarily of interest and dividends

(b) Consists of fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs

    Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 17.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

    Upon the adoption of SFAS 142 on January 1, 2002 (see Note 1), the Corporation ceased amortizing its goodwill, which decreased noninterest expense and increased net income for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001. A presentation showing comparable three and nine month periods ended September 30, 2002 and 2001 follows. The 2001 periods are presented on a pro forma basis excluding goodwill amortization.

                                 Three Months         Nine Months
                                     Ended               Ended
                                 September 30        September 30
     (In Millions, Except       ---------------   -------------------
      Per Share Amounts)         2002     2001      2002       2001
---------------------------------------------------------------------
GOODWILL AMORTIZATION:
 Pretax.......................  $   --   $ 16.6   $     --   $   49.2
 After-tax....................      --     14.2         --       42.2
NET INCOME:
 Reported.....................  $374.2   $356.6   $1,213.1   $1,041.5
 Add back: after-tax goodwill
   amortization...............      --     14.2         --       42.2
                                ------   ------   --------   --------
 Adjusted.....................  $374.2   $370.8   $1,213.1   $1,083.7
                                ======   ======   ========   ========
BASIC NET INCOME PER COMMON
 SHARE:
 Reported.....................  $  .61   $  .59   $   1.99   $   1.73
 Add back: goodwill
   amortization per share.....      --      .02         --        .07
                                ------   ------   --------   --------
 Adjusted.....................  $  .61   $  .61   $   1.99   $   1.80
                                ======   ======   ========   ========
DILUTED NET INCOME PER COMMON
 SHARE:
 Reported.....................  $  .61   $  .58   $   1.97   $   1.70
 Add back: goodwill
   amortization per share.....      --      .02         --        .07
                                ------   ------   --------   --------
 Adjusted.....................  $  .61   $  .60   $   1.97   $   1.77
                                ======   ======   ========   ========

    Additionally, as part of the adoption, SFAS 142 required a transitional impairment test be applied to goodwill and other indefinite-lived intangible assets within the first half of 2002 with any resulting impairment loss reported as a change in accounting principle. Management performed a transitional impairment test on its goodwill assets on January 1, 2002 and determined no impairment existed as of the date of adoption. Currently, the Corporation does not have any other indefinite-lived intangible assets on its balance sheet.
    A summary of goodwill assets by line of business follows:

                       January 1,   Goodwill   Impairment   September 30,
    (In Millions)         2002      Acquired     Losses         2002
-------------------------------------------------------------------------
Retail Sales and
 Distribution........   $  504.0      $--         $--         $  504.0
Wholesale Banking....       86.7       --          --             86.7
Consumer Finance.....      214.8       --          --            214.8
Asset Management.....      126.2       --          --            126.2
National City
 Mortgage............       55.4       --          --             55.4
National
 Processing..........       91.2       --          --             91.2
Parent and other.....         --       --          --               --
                        --------      ---         ---         --------
Total................   $1,078.3      $--         $--         $1,078.3
                        ========      ===         ===         ========

    As of December 31, 2001 and September 30, 2001, the Corporation had goodwill assets of $1,086.0 million and $1,103.2 million, respectively. On January 1, 2002, in conjunction with the adoption of SFAS 142, previously classified goodwill assets with a gross carrying value of $28.2 million, accumulated amortization of $20.5 million, and a net carrying value of $7.7 million, were transferred to core deposit intangibles because these assets met the criteria for recognition apart from goodwill, the assets were established on the date of acquisition based on their fair values at that time, and separate accounting records were maintained to support the assets.
    The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, and merchant portfolios and other intangibles. Merchant portfolio intangibles relate to merchant card customer portfolios acquired by National Processing. These intangible assets continue to be amortized over their estimated useful lives in accordance with SFAS 142, which range from one to ten years. There were no adjustments to the useful lives of these intangible assets as a result of the adoption of SFAS 142. A summary of core deposit, credit card, and merchant portfolios and other intangible assets follows:

                                      Sept. 30   Dec. 31   Sept. 30
           (In Millions)                2002      2001       2001
-------------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
 Gross carrying amount..............   $ 93.3    $ 65.1     $ 65.1
 Less: accumulated amortization.....     61.9      31.7       29.1
                                       ------    ------     ------
 Net carrying amount................   $ 31.4    $ 33.4     $ 36.0
                                       ======    ======     ======
CREDIT CARD INTANGIBLES
 Gross carrying amount..............   $ 17.4    $ 14.6     $ 14.6
 Less: accumulated amortization.....     12.7      11.7       11.4
                                       ------    ------     ------
 Net carrying amount................   $  4.7    $  2.9     $  3.2
                                       ======    ======     ======
MERCHANT PORTFOLIOS AND OTHER
 INTANGIBLES
 Gross carrying amount..............   $ 63.0    $ 59.7     $ 57.1
 Less: accumulated amortization.....     19.7      14.6       13.0
                                       ------    ------     ------
 Net carrying amount................   $ 43.3    $ 45.1     $ 44.1
                                       ======    ======     ======
TOTAL FINITE-LIVED INTANGIBLES
 Gross carrying amount..............   $173.7    $139.4     $136.8
 Less: accumulated amortization.....     94.3      58.0       53.5
                                       ------    ------     ------
 Net carrying amount................   $ 79.4    $ 81.4     $ 83.3
                                       ======    ======     ======

    Amortization expense on finite-lived intangible assets totaled $5.4 million and $15.8 million for the three and nine months ended September 30, 2002, respectively. For the same 2001 periods, amortization expense on finite-lived intangible assets was $4.6 million and $12.7 million, respectively. Amortization expense on finite-lived intangible assets is expected to total $21.1 million, $21.3 million, $20.0 million, $7.9 million, and $5.3 million in 2002, 2003, 2004, 2005, and 2006, respectively.

10. MORTGAGE BANKING

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

                             Three Months           Nine Months
                                Ended                  Ended
                             September 30           September 30
                         --------------------   --------------------
    (In Thousands)         2002        2001       2002        2001
--------------------------------------------------------------------
Servicing revenue:
 Net servicing fees....  $  97,068   $ 69,795   $ 278,877   $191,939
 Amortization of
   mortgage servicing
   assets..............   (110,689)   (50,291)   (257,275)  (135,676)
 Mortgage servicing
   asset impairment
   charges.............    (46,890)   (32,999)   (121,137)  (255,742)
 Mortgage servicing
   asset ineffective
   hedge and other
   derivative gains,
   net.................    147,553     51,639     283,609    268,051
 Gains on sales of
   servicing assets....         --         --          --      2,996
                         ---------   --------   ---------   --------
 Net servicing
   revenue.............     87,042     38,144     184,074     71,568
Conforming origination
 and sales revenue.....     64,371     84,623     352,894    261,296
                         ---------   --------   ---------   --------
 Total conforming
   mortgage banking
   revenue.............    151,413    122,767     536,968    332,864
Nonconforming
 origination and sales
 revenue...............     26,545      3,019      83,682     32,272
                         ---------   --------   ---------   --------
 Total mortgage banking
   revenue.............  $ 177,958   $125,786   $ 620,650   $365,136
                         =========   ========   =========   ========

    Conforming and nonconforming residential mortgage loans originated for sale to third parties and sales follows:

                                  Three Months         Nine Months
                                      Ended               Ended
                                  September 30        September 30
                                -----------------   -----------------
        (In Millions)            2002      2001      2002      2001
---------------------------------------------------------------------
Conforming residential
 mortgage loan
 originations.................  $21,615   $12,856   $49,609   $35,715
Nonconforming residential
 mortgage loan
 originations.................    1,333       803     3,207     1,999
                                -------   -------   -------   -------
 Total residential mortgage
   loans originated for
   sale.......................  $22,948   $13,659   $52,816   $37,714
                                =======   =======   =======   =======
Conforming residential
 mortgage loan sales..........  $14,921   $12,378   $47,300   $28,857
Nonconforming residential
 mortgage loans sales.........      867       225     2,749     1,180
                                -------   -------   -------   -------
 Total residential mortgage
   loan sales.................  $15,788   $12,603   $50,049   $30,037
                                =======   =======   =======   =======

    National City's portfolio of residential mortgage loans serviced for third parties was $98.4 billion at September 30, 2002, compared to $73.9 billion at December 31, 2001, and $70.1 billion at September 30, 2001.

    The net carrying value of mortgage servicing assets follows:

                                SEPT. 30     Dec. 31      Sept. 31
       (In Thousands)             2002         2001         2001
-------------------------------------------------------------------
Initial carrying value
 adjusted for amortization...  $1,772,197   $1,410,458   $1,297,535
SFAS 133 hedge basis
 adjustments.................    (688,508)      (2,817)    (244,021)
Impairment valuation
 allowance...................    (393,074)    (271,937)    (235,922)
                               ----------   ----------   ----------
Net carrying value...........  $  690,615   $1,135,704   $  817,592
                               ==========   ==========   ==========

    Changes in the carrying value of mortgage servicing assets follows:

                            Three Months              Nine Months
                                Ended                    Ended
                            September 30              September 30
                       -----------------------   ----------------------
   (In Thousands)         2002         2001         2002        2001
-----------------------------------------------------------------------
Balance at beginning
 of period...........  $1,068,400   $1,007,365   $1,135,704   $ 999,707
Additions............     141,585      175,119      642,123     456,406
Amortization.........    (110,689)     (50,291)    (257,275)   (135,676)
SFAS 133 hedge basis
 adjustments.........    (348,149)    (279,632)    (685,691)   (243,548)
Impairment charges...     (46,890)     (32,999)    (121,137)   (255,742)
Sales................     (13,642)      (1,970)     (23,109)     (3,555)
                       ----------   ----------   ----------   ---------
Balance at end of
 period..............  $  690,615   $  817,592   $  690,615   $ 817,592
                       ==========   ==========   ==========   =========

    During the first nine months of 2002, the Corporation reduced the carrying value of its mortgage servicing asset portfolio through $121.1 million of impairment charges and $685.7 million of SFAS 133 hedge basis adjustments. These write downs reflected a decline in the estimated fair value of the assets as a result of higher than anticipated mortgage loan prepayments fueled by the low interest rate environment. The fair value of mortgage servicing assets is determined by calculating the present value of estimated future net cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Increases in expected and actual mortgage loan prepayments, the most significant factors driving the value of mortgage servicing assets, reduce estimated future net servicing cash flows because the underlying life of the loan is reduced.

    At September 30, 2002, key economic assumptions and the sensitivity of the current fair value of mortgage servicing assets to immediate 10% and 20% adverse changes in those assumptions are presented in the table that follows. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing asset is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment rate estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

                  (In Millions)
------------------------------------------------------------
Fair value........................................  $  690.6
Expected weighted average life (in years).........       2.5
Prepayment rate (annual CPR)......................     39.86%
  Decrease in fair value from 10% adverse
    change........................................  $   70.4
  Decrease in fair value from 20% adverse
    change........................................  $  134.1
Discount rate.....................................      9.71%
  Decrease in fair value from 10% adverse
    change........................................  $   15.1
  Decrease in fair value from 20% adverse
    change........................................  $   29.6

    The key economic assumptions used in determining the fair value of mortgage servicing assets capitalized in the first nine months of 2002 were as follows:
------------------------------------------------------------

Weighted-average prepayment rate (annual CPR)........  17.57%
Weighted-average life (in years).....................    4.3
Weighted-average discount rate.......................  10.88%

------------------------------------------------------------
CPR: Constant prepayment rate

    Risk associated with declines in the estimated fair value of mortgage servicing assets due to increases in mortgage loan prepayments is managed using a variety of derivative instruments intended to increase in value when interest rates decline. During the first nine months of 2002, derivative instruments used to protect the value of the mortgage servicing assets generated a net gain of $969.3 million, more than offsetting the impairment charges and SFAS 133 hedge losses recorded for the same period. This net gain was recorded within mortgage banking revenue on the income statement. Of the total net gain recognized, $946.2 million related to derivative instruments which were included in SFAS 133 hedge relationships with specific mortgage servicing assets during the year-to-date period, while $23.0 million represented net gains from derivatives that were also used to protect the value of the servicing assets but were not included in a SFAS 133 hedge relationship for some period of time, primarily due to the timing of purchase. The Corporation typically strives to include the derivative instruments it uses to protect the value of the mortgage servicing assets in SFAS 133 hedge relationships in order to record gains and losses on both the mortgage servicing assets and derivative instruments simultaneously in the income statement. Mortgage servicing assets not included in SFAS 133 relationships cannot be written up above their initial carrying value, adjusted for amortization, limiting the amount of gains that can be recognized to offset losses on the derivative instruments, which are always carried at fair value. At September 30, 2002, the net fair value of derivative instruments used to protect the value of the mortgage servicing assets totaled $395.0 million and was included in other assets on the balance sheet. Notes 1 and 19 provide further discussion on how derivative instruments are accounted for, the nature of the derivative instruments used by the Corporation, the risks associated with the use of derivative instruments, and ineffective hedge and other gains and losses generated by derivative instruments during the current and prior year. The interest rate risk associated with mortgage servicing assets is closely monitored and reported on monthly as part of the Corporation's overall interest rate risk management process.
11. BORROWED FUNDS

                            Sept. 30     Dec. 31      Sept. 30
     (In Thousands)           2002         2001         2001
---------------------------------------------------------------
U.S. Treasury demand
  notes..................  $8,364,033   $8,190,573   $1,065,575
Commercial paper and
  other..................   1,438,339      388,169      470,197
                           ----------   ----------   ----------
  Total borrowed funds...  $9,802,372   $8,578,742   $1,535,772
                           ==========   ==========   ==========

    U.S. Treasury demand notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial and residential real estate loans. The funds are placed with the Corporation's subsidiary banks at the discretion of the U.S. Treasury and may be called at any time.
12. LONG-TERM DEBT

                         Sept. 30       Dec. 31      Sept. 30
(Dollars in Thousands)     2002          2001          2001
---------------------------------------------------------------
8.50% subordinated
 notes due 2002.......  $        --   $    99,990   $    99,984
6.625% subordinated
 notes due 2004.......      249,817       249,720       258,648
7.75% subordinated
 notes due 2004.......      199,530       199,338       199,274
8.50% subordinated
 notes due 2004.......      149,832       149,737       149,705
7.20% subordinated
 notes due 2005.......      260,564       256,892       249,894
5.75% subordinated
 notes due 2009.......      330,192       299,562       309,949
6.875% subordinated
 notes due 2019.......      802,493       699,920       727,715
Other.................       10,000        10,000        10,000
                        -----------   -----------   -----------
  Total parent
    company...........    2,002,428     1,965,159     2,005,169
                        -----------   -----------   -----------

6.50% subordinated
 notes due 2003.......      203,777       208,632       209,946
7.25% subordinated
 notes due 2010.......      269,388       243,867       253,541
6.30% subordinated
 notes due 2011.......      228,507       204,902       212,983
7.25% subordinated
 notes due 2011.......      198,214       198,066       198,017
6.25% subordinated
 notes due 2011.......      338,493       302,844       314,800
6.20% subordinated
 notes due 2011.......      543,718       496,544            --
                        -----------   -----------   -----------
  Total bank
    subsidiary........    1,782,097     1,654,855     1,189,287
                        -----------   -----------   -----------
  Total long-term debt
    qualifying for
    Tier 2 Capital....    3,784,525     3,620,014     3,194,456
                        -----------   -----------   -----------

Senior bank notes.....   13,480,353     9,761,688     9,553,660
Federal Home Loan Bank
 advances.............    3,750,572     3,751,010     3,751,181
Other.................        2,640         3,520         3,520
                        -----------   -----------   -----------
  Total other long-
    term debt.........   17,233,565    13,516,218    13,308,361
                        -----------   -----------   -----------
    Total long-term
      debt............  $21,018,090   $17,136,232   $16,502,817
                        ===========   ===========   ===========

    The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. The Corporation uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by hedging the fair value of certain fixed-rate debt by effectively converting the debt to variable rate and by hedging the cash flow variability associated with certain variable-rate debt by effectively converting the debt to fixed rate. Further discussion on derivative instruments is included in Notes 1 and 19.
    At September 30, 2002, the par values of subordinated debt, senior bank notes, and long-term advances from the Federal Home Loan Bank (FHLB) totaled $3,485.0 million, $13,396.0 million and $3,740.8 million, respectively.
    All subordinated notes of the parent company and bank subsidiaries were issued at fixed rates, pay interest semi-annually, and may not be redeemed prior to maturity. At September 30, 2002, $2,325.0 million of fixed-rate subordinated debt was effectively converted to variable-rate debt based on the three-month London Interbank Offering Rate (LIBOR) through the use of interest rate swaps.
    At September 30, 2002, senior bank notes totaling $2,197.0 million were contractually based on a fixed rate of interest and $11,199.0 million were contractually based on a variable rate of interest. The weighted-average contractual interest rates for fixed- and variable-rate senior bank notes at September 30 were 2.99% and 2.06%, respectively. Through the use of interest rate swaps, as of September 30, $1,130.0 million of the fixed-rate senior bank notes had been effectively converted to variable-rate notes based on either the one- or three- month LIBOR rate or the Federal Funds rate and $2,950.0 million of the variable-rate senior bank notes had been effectively converted to fixed-rate notes with a weighted average fixed rate of 4.20%. Additionally, $1.0 billion of variable rate senior bank notes were capped at a rate of 4.15% through the use of an interest rate cap.
    FHLB advances at September 30, 2002 contractually consisted of $190.8 million of fixed-rate obligations and $3,550.0 million of variable-rate obligations. The weighted-average contractual interest rates for fixed-and variable-rate advances at September 30 were 5.67% and 1.75%, respectively. Through the use of interest rate swaps, as of September 30, fixed-rate advances with a par value of $100.0 million had been effectively converted to a variable rate based on one-month LIBOR and variable-rate advances with a par value of $1,300.0 million had been effectively converted to fixed-rate advances with a weighted-average fixed rate of 3.42%. FHLB advances are collateralized by qualifying residential real estate loans.
    A credit agreement dated April 12, 2001, as amended, with a group of unaffiliated banks allows the Corporation to borrow up to $375 million until April 12, 2005 with a provision to extend the expiration date under certain circumstances. The Corporation pays a variable annual facility fee based on the Corporation's long-term debt rating. The fee is currently ten basis points on the amount of the credit facility. There were no borrowings outstanding under this agreement at September 30, 2002.

13. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

    The composition of capital securities follows:

                                  Sept. 30   Dec. 31    Sept. 30
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

14. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

    The Corporation and its banking subsidiaries are subject to various regulatory capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of risk-weighted assets are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on the Corporation's financial position, operations, and liquidity.
    The table below reflects regulatory and various other measures of capital:

                                SEPT. 30            Dec. 31            Sept. 30
                                  2002                2001               2001
       (Dollars in         ------------------   ----------------   ----------------
        Millions)           Amount     Ratio     Amount    Ratio    Amount    Ratio
-----------------------------------------------------------------------------------
Total equity/assets......  $8,156.9     7.46%   $7,381.2    6.98%  $7,202.1    7.49%
Common equity/assets.....   8,156.9     7.46     7,380.5    6.98    7,194.5    7.48
Tangible common
 equity/tangible
 assets..................   6,999.2     6.47     6,213.1    5.94    6,008.0    6.32
Tier 1 capital...........   7,081.5     7.76     6,268.7    6.99    6,100.2    7.26
Total risk-based
 capital.................  10,795.9    11.83    10,135.4   11.31    9,470.5   11.27
Leverage.................   7,081.5     7.09     6,268.7    6.45    6,100.2    6.55

    The tangible common equity ratio excludes goodwill and other intangible assets from both the numerator and denominator.
    Tier 1 capital consists of total equity plus qualifying capital securities and minority interest, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets and adjustments related to the valuation of mortgage servicing assets.
    Total risk-based capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on certain equity securities.
    Both the Tier 1 and total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.
    The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation excludes certain intangible and mortgage servicing assets.
    National City's Tier 1, total risk-based capital and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively.
    The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively.
    As of September 30, 2002, December 31, 2001, and September 30, 2001, National City and each of its affiliate banks were categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2002 that management believes have changed any subsidiary bank's capital category. Under current Federal Reserve regulations, the banking subsidiaries are limited in the amount they may loan to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the bank's capital stock, surplus and undivided profits, plus the allowance for loan losses. Loans from subsidiary banks to nonbank affiliates, including the parent company, are also required to be collateralized.

15. STOCKHOLDERS' EQUITY

    A summary of outstanding shares of the Corporation's preferred and common stock follows:

                           SEPT. 30       Dec. 31      Sept. 30
                             2002          2001          2001
-----------------------------------------------------------------
Preferred Stock, no par
  value, authorized
  5,000,000 shares......           --        13,969       151,569
Common Stock, $4 par
  value, authorized
  1,400,000,000 shares..  612,180,011   607,354,729   606,005,287

    National City's preferred stock had a stated value of $50 per share. On August 30, 2002, the Corporation redeemed all preferred shares outstanding at a redemption price of $50.50137 per share, representing a total cost of $37,119. Prior to redemption, holders of preferred shares had the right at their option, to convert each share of preferred into 3.0291 shares of National City common stock at any time through August 20, 2002. The holders of the preferred shares were entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%.
    On January 1, 2001, the Corporation recorded a transition loss of $26.0 million after tax, presented as a cumulative effect of a change in accounting principle, associated with establishing the fair values of derivatives designated into cash flow hedging relationships on the balance sheet in accordance with the adoption of SFAS 133.
    In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. Shares repurchased will be held for reissue in connection with the Corporation's stock compensation plans and for general corporate purposes. During the first nine months of 2001, the Corporation repurchased 9.3 million shares of its common stock. There were no shares repurchased by the Corporation during the first nine months of 2002 and as of September 30, 2002, 15.6 million shares remained authorized for repurchase under the October 1999 repurchase authorization. In the month of October and first half of November of 2002, the Corporation repurchased 798,900 shares of its common stock.

    A summary of activity in accumulated other comprehensive income follows:

                                    Nine Months Ended
                                       September 30
                                 ------------------------
        (In Thousands)             2002           2001
---------------------------------------------------------
Accumulated unrealized gains on
  securities available for sale
  at January 1, net of tax.....  $ 105,656      $  60,577
Net unrealized gains for the
  period, net of tax expense of
  $99,377 in 2002 and $104,835
  in 2001......................    184,557        194,694
Reclassification adjustment for
  net gains included in net
  income, net of tax expense of
  $28,421 in 2002 and $44,191
  in 2001......................    (69,301)       (82,068)
                                 ---------      ---------
Effect on other comprehensive
  income for the period........    115,256        112,626
                                 ---------      ---------
Accumulated unrealized gains on
  securities available for sale
  at September 30, net of
  tax..........................  $ 220,912      $ 173,203
                                 =========      =========
Accumulated unrealized losses
  on derivatives used in cash
  flow hedging relationships at
  January 1, net of tax........  $ (33,379)     $      --
Cumulative effect of change in
  accounting principle, net of
  tax benefit of $13,997.......         --        (25,995)
Net unrealized losses for the
  period, net of tax benefit of
  $98,439 in 2002 and $56,943
  in 2001......................   (182,816)      (105,751)
Reclassification adjustment for
  losses included in net
  income, net of tax benefit of
  $44,726 in 2002 and $13,448
  in 2001......................     83,062         24,975
                                 ---------      ---------
Effect on other comprehensive
  income for the period........    (99,754)      (106,771)
                                 ---------      ---------
Accumulated unrealized losses
  on derivatives used in cash
  flow hedging relationships at
  September 30, net of tax.....  $(133,133)     $(106,771)
                                 =========      =========
Accumulated other comprehensive
  income at January 1, net of
  tax..........................  $  72,277      $  60,577
Other comprehensive income, net
  of tax.......................     15,502          5,855
                                 ---------      ---------
Accumulated other comprehensive
  income at September 30, net
  of tax.......................  $  87,779      $  66,432
                                 =========      =========

16. INCOME TAX EXPENSE

    The composition of income tax expense follows:

                                        Nine Months Ended
                                           September 30
                                       --------------------
           (In Thousands)                2002        2001
-----------------------------------------------------------
Applicable to income exclusive of
  securities transactions............  $586,014    $555,938
Applicable to securities
  transactions.......................    28,421      44,191
                                       --------    --------
  Total income tax expense...........  $614,435    $600,129
                                       ========    ========

    The effective tax rate was 33.6% and 36.6% for the nine months ended September 30, 2002 and 2001, respectively. Income tax expense for the first nine months of 2001 included a $40.0 million charge related to tax exposure for corporate-owned life insurance deductions. See Note 17 for further discussion.

17. COMMITMENTS, CONTINGENT LIABILITIES, AND RELATED PARTY TRANSACTIONS

    COMMITMENTS: A summary of the contractual amount of significant commitments follows:

                                 SEPT. 30   Dec. 31   Sept. 30
(IN MILLIONS)                      2002      2001       2001
--------------------------------------------------------------
Commitments to extend credit:
  Revolving home equity and
    credit card lines..........  $21,711    $19,531   $17,269
  Other loans..................   40,604     31,067    21,638
Standby letters of credit......    3,859      3,406     3,366
Commercial letters of credit...      128        154       205
Net commitments to sell
  mortgage loans and
  mortgage-backed securities...   19,720     14,130     5,302
Commitments to fund principal
  investments..................      252        290       343

    Commitments to extend credit are agreements to lend, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates, and the Corporation's exposure is limited to the replacement value of those contracts. Certain lending commitments for conforming residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS 133. The changes in the fair value of these commitments due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities and are included in other loans in the table above. Further discussion on derivative instruments is included in Notes 1 and 19.
    Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.
    The credit risk associated with loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer.
    The Corporation also enters into forward contracts for the future delivery or purchase of fixed-rate conforming residential mortgage loans and mortgage-backed securities at a specified interest rate to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing assets. These contracts are also considered derivative instruments under SFAS 133 and changes in the fair value of these contracts due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 19.

    Under an agreement with the formerly unconsolidated asset-backed commercial paper conduit, National City had commitments to provide liquidity to the conduit in the event funding could not be readily accessed in the commercial paper market. The Corporation also provided standby letters of credit to the conduit to provide partial credit protection to commercial paper holders. As a result of the consolidation of the conduit, National City no longer has liquidity and standby letter of credit commitments to third parties related to the conduit as of September 30, 2002. At December 31, 2001, the Corporation had conduit-related liquidity and letter of credit commitments of $3.6 billion and $18.5 million, respectively. Liquidity and letter of credit commitments at September 30, 2001 were $3.4 billion and $47.0 million, respectively. Further discussion of the consolidation of the asset-backed commercial paper conduit is included in Note 5.
    The Corporation also has principal investment commitments, which represent commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.
    National City also has commitments under long-term operating leases, which are discussed in Note 9 to the Corporation's 2001 Form 10-K and have not materially changed since December 31, 2001.
    CONTINGENT LIABILITIES: During late 1999, the Corporation was notified by the Internal Revenue Service (IRS) of adjustments relating to its corporate-owned life insurance (COLI) programs proposed in the Revenue Agent's Reports for the Corporation's Federal income tax returns for the years 1990 through 1995. These proposed adjustments involved the disallowance of certain deductions, which, with the expected effect on tax returns for years subsequent to 1995, represented an exposure for tax and interest of approximately $200 million. In the first quarter of 2000, the Corporation made payments of taxes and interest attributable to COLI interest deductions for years 1990 through 1995 to avoid the potential assessment by the IRS of any additional above-market rate interest on the contested amount. The payments to the IRS were included on the balance sheet in other assets pending the resolution of this matter. In February 2001, the Corporation recorded a $40.0 million charge related to the tax exposure on the COLI deductions. Subsequently, in May 2001, the Corporation reached a final settlement through negotiations with the IRS for all tax years containing such deductions. The first quarter charge when combined with previous accruals covered the full settlement amount. There were no other impacts on operations in 2000 and 2001 and the Corporation has no further balance sheet or income statement exposure related to this matter.
    The Corporation, and its subsidiary National City Bank of Kentucky, through merchant card services provided by the Corporation's National Processing subsidiary and under the rules governing VISA(R) and MasterCard(R) transactions, may be contingently liable for certain amounts disputed between a customer and a merchant for which National Processing credits or refunds the customer but is unable to collect the amount from the merchant due to liquidation or other reasons. In most cases, a contingent liability is unlikely to arise because most products and services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until some later time following the purchase, a contingent liability could be more likely in the event National Processing is unable to collect from the merchant. National Processing processes card transactions for several of the largest airlines in the United States of America. National Processing could become financially responsible for refunding tickets purchased from these airlines. Based upon information currently available to the Corporation and actions management has taken to mitigate this risk, management currently believes a material loss under the governing rules is unlikely.
    National City and its subsidiaries are also involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. It is management's opinion that the Corporation's financial position, results of operations, and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments, or claims.
    RELATED PARTY TRANSACTIONS: The Corporation has no material related party transactions which would require disclosure. The Corporation may extend credit to certain officers and directors of the Corporation and its banking subsidiaries in the ordinary course of business, and under substantially the same terms as comparable third party lending arrangements, and in compliance with applicable banking regulations.

18. NET INCOME PER SHARE

    The calculation of net income per common share follows:

                             Three Months             Nine Months
                                 Ended                   Ended
                             September 30            September 30
 (In Thousands, Except    -------------------   -----------------------
   Per Share Amounts)       2002       2001        2002         2001
-----------------------------------------------------------------------
BASIC:
 Net income.............  $374,187   $356,618   $1,213,100   $1,041,523
 Less preferred
   dividends............         1        114           21        1,006
                          --------   --------   ----------   ----------
 Net income applicable
   to common stock......  $374,186   $356,504   $1,213,079   $1,040,517
                          ========   ========   ==========   ==========
 Average common shares
   outstanding - basic..   611,639    605,005      609,611      602,489
                          ========   ========   ==========   ==========
 Net income per common
   share - basic........      $.61       $.59        $1.99        $1.73
                          ========   ========   ==========   ==========
DILUTED:
 Net income.............  $374,187   $356,618   $1,213,100   $1,041,523
                          ========   ========   ==========   ==========
 Average common shares
   outstanding..........   611,639    605,005      609,611      602,489
 Stock option
   adjustment...........     6,197      7,957        6,599        7,608
 Preferred stock
   adjustment...........        14        867           33        1,487
                          --------   --------   ----------   ----------
 Average common shares
 outstanding - diluted..   617,850    613,829      616,243      611,584
                          ========   ========   ==========   ==========
 Net income per common
   share - diluted......      $.61       $.58        $1.97        $1.70
                          ========   ========   ==========   ==========

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

19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. It also executes derivative instruments with its commercial banking customers to facilitate their risk management strategies. Derivative instruments represent contracts between parties that usually require no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.
    The Corporation's primary market risk is interest rate risk. Market risk is the risk of loss arising from an adverse change in interest rates, exchange rates, and equity prices. Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. These instruments primarily include interest rate swaps, interest rate futures, forward agreements, and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environments.
    SFAS 133 requires all derivative instruments to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions. These provisions permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative. Note 1 provides further detail on how derivative instruments are accounted for in the financial statements. The Corporation usually designates derivative instruments used to manage interest rate risk into SFAS 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management are not designated in a SFAS 133 hedge relationship. Such will be the case if the derivative instrument is being used to offset risk related to an asset or liability that is accounted for at fair value in the financial statements, if the derivative instrument has been moved out of a SFAS 133 relationship because the hedge was deemed not effective, or if operational or cost constraints make it prohibitive to apply hedge accounting.
    As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed by establishing and monitoring limits as to the degree of risk that may be undertaken as part of the Corporation's overall market risk monitoring process carried out by the Asset/Liability Management Committee. See further discussion of this process in the Market Risk section of the Financial Review.
    Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At September 30, 2002, these collateral agreements covered 99.3% of the notional amount of the total derivative portfolio, excluding futures, and forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts, and the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $420.4 million to collateralize net gains with counterparties. The Corporation had also pledged and delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $41.0 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.
    Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on September 30, 2002 and December 31, 2001.
    Derivative assets and liabilities are included within other assets and other liabilities, respectively, on the Corporation's balance sheet.
    FAIR VALUE HEDGES: The Corporation primarily uses interest rate swaps, interest rate futures, interest rate caps and floors, interest rate forwards and forward purchase commitments to hedge the fair values of mortgage servicing assets, certain fixed-rate residential and commercial loans, and U.S. Treasury securities for changes in interest rates.
    The Corporation also uses receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased deposits, long-term FHLB advances, corporate and subordinated long-term debt, and senior bank notes.
    The tables on the following pages provide further information regarding the derivative instruments designated in fair value hedge relationships at September 30, 2002 and December 31, 2001.
    For the three and nine months ended September 30, 2002, the Corporation recognized total net ineffective fair value hedge gains of $145.3 million and $310.5 million, respectively. For the same periods in 2001, the Corporation recognized total net ineffective hedge gains of $24.3 million and $26.0 million, respectively. Of the total gains recognized, net ineffective hedge gains related to mortgage loans held for sale and servicing assets were $142.0 million and $301.0 million for the three and nine months ended September 30, 2002, respectively, compared to $24.4 million and $28.3 million for the same periods in 2001. Ineffective hedge gains (losses) for these hedged assets are included in mortgage banking revenue on the income statement. Net ineffective hedge gains related to hedging commercial loans, U.S. Treasury securities, and fixed-rate funding products are included in other noninterest income on the income statement and totaled $3.3 million and $9.5 million for the three and nine months ended September 30, 2002, respectively. Net ineffective hedge losses related to these hedged assets and liabilities were $.1 million and $2.3 million for the same periods in 2001, respectively. There were no components of derivative instruments which were excluded from the assessment of hedge ineffectiveness during the first nine months of 2002 and 2001.
    CASH FLOW HEDGES: The Corporation hedges cash flow variability related to variable-rate funding products, specifically FHLB advances and senior bank notes, through the use of pay-fixed interest rate swaps and interest rate caps. The Corporation also holds pay-fixed interest rate swaps and caps to hedge forecasted cash flows associated with debt instruments expected to be issued subsequent to 2002.
    Pay-fixed interest rate swaps and interest rate futures were entered into in 2001 to hedge the cash flows expected from the forecasted sale through securitization of certain fixed-rate automobile loans classified as held for securitization on the Corporation's balance sheet as of December 31, 2001. The automobile loans were sold through securitization in the first quarter of 2002. See Note 4 for further discussion of the automobile loan securitization.
    For the three and nine months ended September 30, 2002, the Corporation recognized net ineffective cash flow hedge gains (losses) of $.3 million and $(.3) million, respectively. For the same periods in 2001, net ineffective cash flow hedge losses were $.3 million and $.4 million, respectively. These losses are included in other noninterest income on the income statement. There were no components of derivative instruments which were excluded from the assessment of hedge ineffectiveness during the first nine months of 2002 and 2001.
    Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, 2002 and 2001, accumulated other comprehensive income included a deferred after-tax net loss of $99.8 million and $106.8 million, respectively, related to derivatives used to hedge funding cash flows. See Note 15 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in other comprehensive income as of September 30, 2002 is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through June 2005, with $91.5 million of net loss expected to be reclassified within the next year. For the three and nine months ended September 30, 2002, pretax losses of $42.6 million and $129.8 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. For the same 2001 periods, pretax losses of $23.1 million and $38.4 million, respectively, were reclassified into interest expense. Also during the first nine months of 2002, pretax gains of $2.0 million were reclassified into other noninterest income as part of the gain on the automobile loan securitization. There were no gains or losses reclassified into earnings during the first nine months of 2002 or 2001 arising from the determination that the original forecasted transaction would not occur.
    OTHER DERIVATIVE ACTIVITIES: The Corporation's derivative portfolio also includes derivative instruments not included in SFAS 133 hedge relationships. Those derivatives include purchased derivatives, primarily swaps, futures, and forwards, used for interest rate, foreign currency, and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133, and derivatives executed with customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. The Corporation generally does not enter into derivative transactions for purely speculative purposes. Gains and losses on mortgage banking related derivative instruments are included in mortgage banking revenue on the income statement, while gains and losses on other non-SFAS 133 derivative instruments are included in other noninterest income. A summary of non-SFAS 133 derivative instruments by type of activity follows:

                                                                                          Net Gains (Losses)
                                                                                   ---------------------------------
                                                                NET DERIVATIVE      Three Months       Nine Months
                                                                    ASSET               Ended             Ended
                                                                 (LIABILITY)        September 30      September 30
                                                                    AS OF          ---------------   ---------------
(Dollars in Millions)                                         SEPTEMBER 30, 2002    2002     2001     2002     2001
--------------------------------------------------------------------------------------------------------------------
NON-SFAS 133 DERIVATIVE INSTRUMENTS
  Mortgage-banking related:
    Mortgage servicing asset risk management................        $ (8.3)        $ 15.3   $  9.4   $ 23.0   $221.3
    Mortgage loan commitments and associated risk
      management............................................         (20.8)          10.9     11.5    (14.7)    12.2
                                                                    ------         ------   ------   ------   ------
      Total.................................................         (29.1)          26.2     20.9      8.3    233.5
  Customer risk management..................................          23.6            3.1      3.5      7.4     11.5
  Foreign currency risk management..........................           2.0            2.9      4.0      8.4     10.6
  Other.....................................................         (12.6)         (10.7)    (2.3)   (13.5)     2.7
                                                                    ------         ------   ------   ------   ------
      Total.................................................          13.0           (4.7)     5.2      2.3     24.8
                                                                    ------         ------   ------   ------   ------
  Total non-SFAS 133 derivatives............................        $(16.1)        $ 21.5   $ 26.1   $ 10.6   $258.3
                                                                    ======         ======   ======   ======   ======

    Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at September 30, 2002 and December 31, 2001 follows:

                                                AS OF SEPTEMBER 30, 2002                        As of December 31, 2001
                                      ---------------------------------------------   -------------------------------------------
                                                                            NET                                           Net
                                                                        INEffECTIVE                                   Ineffective
                                                      DERIVATIVE           HEDGE                     Derivative          Hedge
                                      NOTIONAL   --------------------      GAIN       NOTIONAL   ------------------      GAIN
       (DOLLARS IN MILLIONS)           AMOUNT     ASSET     LIABILITY     LOSS(a)      AMOUNT    ASSET    LIABILITY     LOSS(a)
---------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate
      swaps.........................  $    60    $    1.2   $     --                  $   113    $   .1    $   --
    Receive-fixed interest rate
      swaption sold.................       55          --         .7                      155        --       4.8
    Pay-fixed interest rate swaps...    3,492          --      261.5                    3,661       5.2     126.8
    Callable pay-fixed interest rate
      swaps.........................       50          --        5.8                       50        --       3.8
    Extendable pay-fixed interest
      rate swaps....................        1          --         --                        1        --        --
    Pay-fixed swaption sold.........      155          --       13.7                       55        --       1.0
    Interest rate caps purchased....       --          --         --                        3        --        --
    Interest rate caps sold.........      765          --        2.6                      690        --       8.5
    Interest rate floors sold.......      260          --        7.7                       60        --       3.1
    Interest rate futures
      purchased.....................    4,495          --         --                    3,329        --        --
    Interest rate futures sold......    4,899          --         --                    3,390        --        --
                                      --------   --------   ---------                 --------   ------   ---------
        Total.......................   14,232         1.2      292.0      $  6.6       11,507       5.3     148.0        $(4.6)
  Mortgage loans held for sale
    Forward commitments to sell
      mortgage loans and
      mortgage-backed securities....   15,195          --      209.8                   18,571     210.5        --
    Receive-fixed interest rate
      swaps.........................    2,340       198.3         --                    1,960        --      52.3
    Pay-fixed interest rate swaption
      purchased.....................       --          --         --                      250        --       1.6
    Pay-fixed interest rate swaption
      sold..........................    1,300          --       89.0                       --        --        --
    Interest rate caps purchased....    4,250        19.7         --                    2,500      61.8        --
                                      --------   --------   ---------                 --------   ------   ---------
        Total.......................   23,085       218.0      298.8        40.5       23,281     272.3      53.9        (22.6)
  Available for sale securities
    Pay-fixed interest rate swaps...      500          --       11.2         2.4          500        --       8.4         (1.1)
  Mortgage Servicing Assets
    Forward commitments to purchase
      mortgage-backed securities....    2,240          .3        3.9                    2,815        .9      12.3
    Receive-fixed interest rate
      swaps.........................    4,585       520.9         --                    3,353      89.5       7.0
    Receive-fixed interest rate
      swaption purchased............      320        21.5         --                       --        --        --
    Receive-fixed interest rate
      swaption sold.................    1,645          --       66.4                       --        --        --
    Pay-fixed interest rate swaption
      purchased.....................    1,270        16.5         --                      750       8.7        .2
    Pay-fixed interest rate swaption
      sold..........................    2,195          --      145.0                       --        --        --
    Principal-only interest rate
      swaps.........................      765        36.4        2.5                      605       7.2      34.6
    Interest rate caps purchased....   19,795        64.1         --                   11,705      78.7        --
    Interest rate floors
      purchased.....................       75          .5         --                      125        .3        --
    Interest rate future options
      sold..........................    1,700          --       39.1                       --        --        --
    Interest rate futures
      purchased.....................    1,200          --         --                      135        --        --
    Interest rate futures sold......      331          --         --                       --        --        --
    Forward volatility agreements...       --          --         --                      750        --       3.7
                                      --------   --------   ---------                 --------   ------   ---------
        Total.......................   36,121       660.2      256.9       260.5       20,238     185.3      57.8        126.9
  Funding
    Receive-fixed interest rate
      swaps.........................    3,860       418.7         --                    3,525      80.8      14.7
    Callable receive-fixed interest
      rate swaps....................      705        21.4         .7                    1,005      12.4       7.8
                                      --------   --------   ---------                 --------   ------   ---------
        Total.......................    4,565       440.1         .7          .5        4,530      93.2      22.5           .1
                                      --------   --------   ---------                 --------   ------   ---------
Total derivatives used in fair value
  hedges............................  $78,503    $1,319.5   $  859.6       310.5      $60,056    $556.1    $290.6         98.7
                                      ========   ========   =========                 ========   ======   =========
CASH FLOW HEDGES
  Automobile loans held for sale
    Pay-fixed interest rate swaps...  $    --    $     --   $     --                  $   280    $  2.8    $   --
    Interest rate futures sold......       --          --         --                    1,290        --        --
                                      --------   --------   ---------                 --------   ------   ---------
        Total.......................       --          --         --          --        1,570       2.8        --           .1
  Funding
    Pay-fixed interest rate swaps...    7,550          --      158.8                    7,500      19.6      71.2
    Interest rate caps purchased....    8,500        33.5         --                    5,000      36.0        --
                                      --------   --------   ---------                 --------   ------   ---------
        Total.......................   16,050        33.5      158.8         (.3)      12,500      55.6      71.2           .1
                                      --------   --------   ---------                 --------   ------   ---------
Total derivatives used in cash flow
  hedges............................  $16,050    $   33.5   $  158.8         (.3)     $14,070    $ 58.4    $ 71.2           .2
                                      ========   ========   =========                 ========   ======   =========
Total derivatives used for interest
  rate risk management and
  designated in SFAS 133
  relationships.....................  $94,553    $1,353.0   $1,018.4      $310.2      $74,126    $614.5    $361.8        $98.9
                                      ========   ========   =========                 ========   ======   =========
---------------------------------------------------------------------------------------------------------------------------------

(a) Represents net ineffective hedge gain (loss) on hedging strategy for the nine and twelve-month periods ended September 30, 2002 and December 31, 2001, respectively

20. LINE OF BUSINESS RESULTS

    National City operates six major lines of business: retail sales and distribution, wholesale banking, consumer finance, asset management, National City Mortgage, and National Processing.
    Retail Sales and Distribution is engaged in full-service retail banking, including deposit gathering and direct consumer lending, in all six states of the National City footprint. In addition to retail banking, the business also includes small business banking, electronic and telephone banking, insurance, and bank branch mortgage origination. Major drivers of revenue include interest spread on loan and deposit accounts, deposit account service fees, debit card interchange fees, mortgage revenue, ATM surcharge and net interchange fees, insurance revenue, and other miscellaneous loan fees. The business' expense base is primarily comprised of personnel expenses and costs to support the branch network.
    Wholesale Banking provides credit-related and treasury management products, as well as capital markets and international services to large- and medium-sized corporations. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, structured finance, syndicated lending, equity and mezzanine capital, treasury management services, and international payment and clearing services. The majority of revenue is driven by loans to middle-market companies with annual revenue in the $5-500 million range across a diverse group of industries.
    Consumer Finance is engaged in the following lines of business: dealer finance, education finance, home equity lending, credit card, and nonconforming mortgage lending. With the exception of the mortgage-related businesses, which are national in scope, the other businesses within Consumer Finance operate primarily within National City's six-state footprint. Consumer financial products offered through this line of business include indirect automobile, marine, and RV loans, government or privately guaranteed student loans, and credit cards. Mortgage products offered include fixed and variable rate home equity loans and nonconforming residential real estate loans, of which the nonconforming residential real estate loans are offered through National City's subsidiary First Franklin Financial Corporation.
    The Asset Management business is comprised of both institutional asset and personal wealth management. The institutional asset management business provides investment management, custody, retirement planning services, bond administration and other corporate trust services to institutional clients. The clients served are primarily publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City's six-state footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by three business units -- Private Client Group, NatCity Investments, Inc. and Sterling. Products and services include private banking services and tailored credit solutions; customized investment management services; brokerage; estate and tax planning, as well as trust management and administration for affluent individuals and families. Sterling offers family office, financial management services, and alternative investments for high net worth clients.
    National City's wholly-owned subsidiary, National City Mortgage Co. originates, sells, and services conforming residential real estate loans. Loans are originated through a number of different channels including National City's banking subsidiaries, retail branch offices of National City Mortgage, a servicing portfolio retention group, correspondent relationships, and through a network of brokers, realtors, and builders. Wholesale production accounted for about 55% of total originations in 2002, followed by 35% in retail. Major sources of revenue include income associated with loan originations and sales, net interest income earned on loans from the time of origination until sale, and servicing fee income net of mortgage servicing asset amortization/impairment. Expenses are comprised of labor and non-labor costs associated with those activities.
    National Processing consists of National Processing, Inc., National City's 85%-owned payment processing subsidiary. National Processing has two business lines, Merchant Card Services, which represents 95% of the business line's revenue, and Payment Services, which represents 5% of the business line's revenue. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit, debit, and electronic benefits transfer. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels.
    The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed as part of investment funding activities. Asset securitizations are also considered investment funding activities and the effects of such securitizations are included within the parent and other category. The assets sold through securitization continue to be reflected as owned by the business unit that manages those assets. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Parent and other is primarily comprised of the results of investment funding activities, including asset securitization activities, intersegment revenue (expense) eliminations, and unallocated corporate income and expense. The intersegment revenue (expense) amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been restated to conform with the current period's presentation.
    During the third quarter of 2002, several organizational changes were announced, which will result in changes in the business structure and presentation of the lines of business. Further discussion of these organizational changes and the operating results of the business units based upon the organizational structure in place at September 30, 2002, can be found in the Line of Business Results section of the Financial Review. National City intends to begin reporting under the new alignment in the fourth quarter of 2002. Selected financial information by line of business is included in the tables below.

                                         Retail
                                         Sales
                                          and        Wholesale   Consumer     Asset      National City
           (In Thousands)             Distribution    Banking    Finance    Management     Mortgage
------------------------------------------------------------------------------------------------------
QUARTER ENDED
 SEPTEMBER 30, 2002
Net interest income (expense)(a)....    $382,928     $252,368    $260,940    $ 25,172      $141,414
Provision (benefit) for loan
 losses.............................      21,875       73,833     77,665        1,328        14,236
                                        --------     --------    --------    --------      --------
Net interest income (expense)
 after provision....................     361,053      178,535    183,275       23,844       127,178
Noninterest income..................     168,909       51,396     49,277       99,808       115,624
Noninterest expense.................     298,778      122,098    108,038       81,206        98,864
                                        --------     --------    --------    --------      --------
Income (loss) before taxes..........     231,184      107,833    124,514       42,446       143,938
Income tax expense (benefit)(a).....      91,086       42,952     49,058       16,627        53,308
                                        --------     --------    --------    --------      --------
Net income (loss)...................    $140,098     $ 64,881    $75,456     $ 25,819      $ 90,630
                                        ========     ========    ========    ========      ========
Intersegment revenue (expense)......    $ 31,561     $  4,185    $(2,727)    $   (920)     $ 20,512
Average assets (in millions)........      17,423       31,073     24,655        2,943        14,145
QUARTER ENDED
 SEPTEMBER 30, 2001
Net interest income (expense)(a)....    $386,127     $259,957    $201,946    $ 26,793      $ 79,032
Provision (benefit) for loan
 losses.............................      20,994       98,860     52,007          592            --
                                        --------     --------    --------    --------      --------
Net interest income (expense) after
 provision..........................     365,133      161,097    149,939       26,201        79,032
Noninterest income..................     151,658       78,859     29,190      102,446        96,208
Noninterest expense.................     293,917      124,160     96,665       83,466        97,170
                                        --------     --------    --------    --------      --------
Income before taxes.................     222,874      115,796     82,464       45,181        78,070
Income tax expense (benefit)(a).....      85,214       43,644     31,000       17,344        29,007
                                        --------     --------    --------    --------      --------
Net income..........................    $137,660     $ 72,152    $51,464     $ 27,837      $ 49,063
                                        ========     ========    ========    ========      ========
Intersegment revenue (expense)......    $ 24,916     $  5,475    $(1,547)    $  2,434      $ 17,109
Average assets (in millions)........      17,263       32,189     21,280        2,731         9,893

------------------------------------------------------------------------------------------------------


                                       National     Parent     Consolidated
           (In Thousands)             Processing   and Other      Total
------------------------------------  -------------------------------------
QUARTER ENDED
 SEPTEMBER 30, 2002
Net interest income (expense)(a)....   $  1,346    $ (85,317)    $978,851
Provision (benefit) for loan
 losses.............................         --      (19,773)     169,164
                                       --------    ---------     --------
Net interest income (expense)
 after provision....................      1,346      (65,544)     809,687
Noninterest income..................    114,345       21,428      620,787
Noninterest expense.................     97,057       64,135      870,176
                                       --------    ---------     --------
Income (loss) before taxes..........     18,634     (108,251)     560,298
Income tax expense (benefit)(a).....      5,948      (72,868)     186,111
                                       --------    ---------     --------
Net income (loss)...................   $ 12,686    $ (35,383)    $374,187
                                       ========    =========     ========
Intersegment revenue (expense)......   $  2,021    $ (54,632)    $     --
Average assets (in millions)........        510       10,358      101,107
QUARTER ENDED
 SEPTEMBER 30, 2001
Net interest income (expense)(a)....   $  1,350    $ (49,895)    $905,310
Provision (benefit) for loan
 losses.............................         --      (12,453)     160,000
                                       --------    ---------     --------
Net interest income (expense) after
 provision..........................      1,350      (37,442)     745,310
Noninterest income..................    120,373       39,751      618,485
Noninterest expense.................     97,344       22,740      815,462
                                       --------    ---------     --------
Income before taxes.................     24,379      (20,431)     548,333
Income tax expense (benefit)(a).....      9,344      (23,838)     191,715
                                       --------    ---------     --------
Net income..........................   $ 15,035    $   3,407     $356,618
                                       ========    =========     ========
Intersegment revenue (expense)......   $  3,523    $ (51,910)    $     --
Average assets (in millions)........        420       10,557       94,333
----------------------------------------------------------------------------------------

(a) Includes tax-equivalent adjustment for tax-exempt interest income

                                         Retail
                                         Sales
                                          and        Wholesale   Consumer     Asset      National City
           (In Thousands)             Distribution    Banking    Finance    Management     Mortgage
------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED
 SEPTEMBER 30, 2002
Net interest income (expense)(a)....   $1,149,135    $754,943    $740,529    $ 75,615      $421,155
Provision (benefit) for loan
 losses.............................       69,437     251,413    225,359       11,700        14,636
                                       ----------    --------    --------    --------      --------
Net interest income (expense)
 after provision....................    1,079,698     503,530    515,170       63,915       406,519
Noninterest income..................      478,905     204,279    157,635      319,017       427,998
Noninterest expense.................      883,942     372,118    371,571      252,744       349,563
                                       ----------    --------    --------    --------      --------
Income (loss) before taxes..........      674,661     335,691    301,234      130,188       484,954
Income tax expense (benefit)(a).....      265,815     132,060    118,686       50,963       179,541
                                       ----------    --------    --------    --------      --------
Net income (loss)...................   $  408,846    $203,631    $182,548    $ 79,225      $305,413
                                       ==========    ========    ========    ========      ========
Intersegment revenue (expense)......   $   96,579    $ 10,160    $(7,276)    $    943      $ 54,245
Average assets (in millions)........       17,407      31,215     23,956        2,977        13,904

NINE MONTHS ENDED
 SEPTEMBER 30, 2001
Net interest income (expense)(a)....   $1,148,307    $759,117    $569,985    $ 81,921      $136,267
Provision (benefit) for loan
 losses.............................       47,774     162,651    218,489        3,304            --
                                       ----------    --------    --------    --------      --------
Net interest income (expense) after
 provision..........................    1,100,533     596,466    351,496       78,617       136,267
Noninterest income..................      435,912     228,432    101,888      320,519       296,155
Noninterest expense.................      858,465     374,224    328,891      252,756       261,905
                                       ----------    --------    --------    --------      --------
Income before taxes.................      677,980     450,674    124,493      146,380       170,517
Income tax expense(a)...............      259,153     169,549     46,913       56,047        63,340
                                       ----------    --------    --------    --------      --------
Net income..........................   $  418,827    $281,125    $77,580     $ 90,333      $107,177
                                       ==========    ========    ========    ========      ========
Intersegment revenue (expense)......   $   53,899    $ 17,496    $(3,766)    $  6,998      $ 66,872
Average assets (in millions)........       17,008      31,716     20,712        2,692         7,715

------------------------------------------------------------------------------------------------------


                                       National     Parent     Consolidated
           (In Thousands)             Processing   and Other      Total
------------------------------------  -------------------------------------
NINE MONTHS ENDED
 SEPTEMBER 30, 2002
Net interest income (expense)(a)....   $  3,794    $(190,613)   $2,954,558
Provision (benefit) for loan
 losses.............................         --      (49,265)      523,280
                                       --------    ---------    ----------
Net interest income (expense)
 after provision....................      3,794     (141,348)    2,431,278
Noninterest income..................    336,616      214,054     2,138,504
Noninterest expense.................    280,252      208,797     2,718,987
                                       --------    ---------    ----------
Income (loss) before taxes..........     60,158     (136,091)    1,850,795
Income tax expense (benefit)(a).....     23,225     (132,595)      637,695
                                       --------    ---------    ----------
Net income (loss)...................   $ 36,933    $  (3,496)   $1,213,100
                                       ========    =========    ==========
Intersegment revenue (expense)......   $  5,868    $(160,519)   $       --
Average assets (in millions)........        467       10,449       100,375
NINE MONTHS ENDED
 SEPTEMBER 30, 2001
Net interest income (expense)(a)....   $  5,657    $(181,760)   $,2,519,494
Provision (benefit) for loan
 losses.............................         --      (35,923)      396,295
                                       --------    ---------    ----------
Net interest income (expense) after
 provision..........................      5,657     (145,837)    2,123,199
Noninterest income..................    343,110      277,990     2,004,006
Noninterest expense.................    289,091       95,229     2,460,561
                                       --------    ---------    ----------
Income before taxes.................     59,676       36,924     1,666,644
Income tax expense(a)...............     25,186        4,933       625,121
                                       --------    ---------    ----------
Net income..........................   $ 34,490    $  31,991    $1,041,523
                                       ========    =========    ==========
Intersegment revenue (expense)......   $ 11,961    $(153,460)   $       --
Average assets (in millions)........        412       11,063        91,318
-----------------------------------------------------------------------------------------

(a) Includes tax-equivalent adjustment for tax-exempt interest income

FINANCIAL REVIEW
     This financial review discusses the financial condition and results of operations of National City Corporation for the three and nine months ended September 30, 2002 and serves to update the Corporation's 2001 Annual Report on Form 10-K, as amended (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated interim financial statements and notes presented on pages 4 through 32 of this Form 10-Q.
     This quarterly report contains certain forward-looking statements (as defined in the Private Securities Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans, changes in regulatory or legislative requirements, changes in competitive conditions, continuing consolidation in the financial services industry, and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
     National City's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are primarily necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent on a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. The most significant accounting policies followed by the Corporation are presented in
Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the valuation of retained interests, including mortgage and other servicing assets, the valuation of derivative instruments, and the valuation of leased asset residuals to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. Any material effect on the financial statements during the first nine months of 2002 related to these critical accounting areas is discussed in this financial review. In addition, the sensitivities of valuations to adverse changes in the factors and assumptions used in estimating certain fair values are discussed in the notes to the consolidated financial statements. The remainder of this financial review should be read in conjunction with the consolidated financial statements and related notes presented on pages 4 through 32.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
     Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Corporation during 2002 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Corporation's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review.
     Effective January 1, 2003, the Corporation plans to adopt the fair value method of recording stock options under the existing transitional guidance of SFAS 123, Accounting for Stock-Based Compensation. This method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. As permitted by SFAS 123, the pro forma impact of options granted prior to January 1, 2003 will continue to be accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and disclosed in the financial statement footnotes until the last of those options vest in 2005. National City estimates the income statement impact associated with expensing stock options will be approximately $.02 per diluted share in 2003, assuming options are granted in 2003 at a similar level and under similar market conditions to 2002. As the cost of expensing anticipated future options is phased in over a four-year period, the annual impact will rise to approximately $.10 per diluted share assuming options are granted in future years at a similar level and under similar market conditions to 2002. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases or decreases from the current estimate, or if the current accounting guidance changes. National City uses the Black-Scholes model to estimate option values.

EARNINGS SUMMARY
     Net income for the third quarter and first nine months of 2002 was $374.2 million and $1.2 billion, respectively, compared to net income of $356.6 million and $1.0 billion, respectively, for the same periods in 2001. Net income per diluted share was $.61 for the 2002 third quarter, up from $.58 per diluted share in the third quarter last year. Net income per diluted share for the first nine months of 2002 was $1.97, up from $1.70 during the first nine months of 2001.
     Returns on average common equity and average assets were 18.1% and 1.47%, respectively, for the third quarter of 2002, compared to 19.9% and 1.50%, respectively, for the third quarter of 2001. Year-to-date returns on average common equity and average assets in 2002 were 20.6% and 1.62%, respectively, versus 20.3% and 1.52%, respectively, in 2001.
     Over the past three years, several strategic initiatives were undertaken to improve the financial strength and performance of National City. Most significant among these initiatives were balance sheet restructuring efforts which focused on retaining assets with the highest risk-adjusted returns. Specifically, National City began to retain on its balance sheet high-quality nonconforming mortgages originated through its subsidiary, First Franklin Financial Corporation (First Franklin), sold low-margin adjustable-rate mortgages and student loans, and securitized credit card receivables. These actions helped to improve capital efficiency and the net interest margin. In December 2000, National City also ceased origination of retail automobile leases and exited the wholesale non-prime mortgage origination businesses operated through its Altegra Credit Company subsidiary.
     From a business line perspective, National City has focused on improving its products and service quality levels consistent with the formal adoption of its Customer Champion Brand Promise in 2000: "National City Cares About Doing What's Right for Our Customers." Efforts have included measurement and improvement of service quality, increased investment in customer-focused products and technologies, and the establishment of the National City Institute to deepen employee training on our brand and culture. Accompanying these infrastructure investments has been renewed emphasis on creating long-term customer relationships by providing a full array of financial products and services to meet the needs of individual and business customers through their personal and business lifecycles. Tangible evidence of this focus has been a move toward market-driven deposit account rates, initiation of free checking, development of an improved retail asset management account, improved small business cash management products, and development of investment banking expertise to complement strong middle market relationship competencies.
     Benefits from these initiatives, combined with the record levels of mortgage banking activity resulting from the historically low interest rate environment, along with favorable lending spreads, led to strong financial results in 2002.

TABLE 1: AVERAGE EARNING ASSETS

                                                                             Three Months Ended
                                                              ---------------------------------
                                                              SEPT. 30     June 30     Sept. 30
(In Millions)                                                    2002         2002        2001
-----------------------------------------------------------------------------------------------
Portfolio loans.............................................  $68,945      $67,930     $68,461
Loans held for sale or securitization.......................   11,851      10,343        8,780
Securities (at cost)........................................    8,336       8,660        8,276
Other.......................................................      882         864          580
                                                              -------      -------     -------
  Total earning assets......................................  $90,014      $87,797     $86,097
                                                              =======      =======     =======

TABLE 2: AVERAGE SOURCES OF FUNDING

                                                                             Three Months Ended
                                                              ---------------------------------
                                                              SEPT. 30     June 30     Sept. 30
(In Millions)                                                    2002         2002        2001
-----------------------------------------------------------------------------------------------
Noninterest bearing deposits................................  $13,864      $12,760     $11,611
Interest bearing core deposits..............................   38,671      37,950       36,301
                                                              -------      -------     -------
    Total core deposits.....................................   52,535      50,710       47,912
Purchased deposits..........................................    8,846       8,834       10,851
Short-term borrowings.......................................    9,582       8,499       10,533
Long-term debt and capital securities.......................   18,985      19,432       16,475
                                                              -------      -------     -------
    Total purchased funding.................................   37,413      36,765       37,859
Stockholders' equity........................................    8,218       7,886        7,106
                                                              -------      -------     -------
    Total funding...........................................  $98,166      $95,361     $92,877
                                                              =======      =======     =======
    Total interest bearing liabilities......................  $76,084      $74,715     $74,160
                                                              =======      =======     =======

TABLE 3: PERCENTAGE COMPOSITION OF AVERAGE FUNDING SOURCES

                                                                             Three Months Ended
                                                              ---------------------------------
                                                              SEPT. 30     June 30     Sept. 30
                                                                2002         2002        2001
-----------------------------------------------------------------------------------------------
Core deposits...............................................    53.5%        53.2%       51.6%
Purchased deposits..........................................     9.0          9.3        11.7
Short-term borrowings.......................................     9.8          8.9        11.3
Long-term debt and capital securities.......................    19.3         20.3        17.7
                                                               -----        -----       -----
Purchased funding...........................................    38.1         38.6        40.7
Stockholders' equity........................................     8.4          8.3         7.7
                                                               -----        -----       -----
    Total...................................................   100.0%       100.0%      100.0%
                                                               =====        =====       =====

EARNING ASSETS AND FUNDING
     This section should be reviewed in connection with the information presented in tables 1, 2, and 3 and the average balance sheets on pages 47-49.
     Average earning assets were higher on a linked-quarter and year-over-year basis due to continued mortgage and home equity loan growth fueled mainly by the low rate environment and appreciating home values, offset to some extent by a decline in commercial loan balances and the effects of the credit card and automobile loan securitizations.
     Portfolio loan growth over the past quarter and year has been driven by strong nonconforming residential real estate and home equity loan production. Nonconforming mortgage production is generated by the Corporation's consumer finance subsidiary First Franklin. A portion of this production is retained in portfolio with the remainder sold to third parties. Over the past year, $5.3 billion of First Franklin production has been retained for the residential real estate portfolio. The retention of these loans drove the increase in average residential real estate loans, offset to some extent by runoff in the conforming mortgage loan portfolio as nearly all conforming mortgage production was originated for sale in the secondary market. Strong home equity loan growth over the past year also benefited from the low interest rate environment, appreciating home values, and the Corporation's focus on the national home equity market. The national home equity group, which is part of the consumer finance line of business, originates home equity loans through a network of retail and wholesale brokers throughout the United States.
     Commercial loans declined on a linked-quarter and year-over-year basis due to the weakened economic environment, which has dampened loan demand. Also affecting the commercial loan portfolio during 2002 was the transfer of approximately $400 million of real-estate secured loans from the commercial loan portfolio to the commercial real estate loan portfolio. This transfer followed a review by the Corporation's Investment Real Estate Division that identified loans not classified on the balance sheet consistent with the current definitional parameters for loans secured by nonresidential real estate. The Corporation has no commercial loans to borrowers in similar industries that exceed 10% of total loans other than commercial real estate.
     The growth in average loans held for sale or securitization on a linked-quarter and year-over-year basis related to the increase in mortgage loans held for sale. This increase, driven mainly by mortgage loan refinancings, was primarily a result of the lowest mortgage loan interest rates in nearly 40 years.
     Average securities were flat on a year-over-year basis but declined slightly on a linked-quarter basis. Average securities balances for the third quarter and first nine months of 2002 were virtually unaffected by the consolidation of the asset-backed commercial paper conduit, as the consolidation occurred on September 29. See Note 5 to the consolidated financial statements for further discussion on the asset-backed commercial paper conduit consolidation.
     Average core deposits grew to $52.5 billion in the third quarter of 2002, up from $50.7 billion last quarter and $47.9 billion in the third quarter of 2001. The increase in core deposits continued a sequential quarterly growth trend that began in the fourth quarter of 2000 and reflects new account acquisition and retention, expanded product offerings, and improved customer service. Core deposit growth over the past quarter and year has also been driven by an increase in deposits associated with a higher level of customer escrow balances related to the increase in mortgage loan origination and loan payoff activities as well as a general shift in customer preference away from the equity markets and into insured bank deposits.
     During the first nine months of 2002, the Corporation continued to diversify its funding sources for greater capital efficiency through the securitization of $425.0 million of credit card receivables and $1.1 billion of automobile loans. For the same period in 2001, the Corporation also securitized $425.0 million of credit card receivables. Securitization involves the sale of assets to an unconsolidated trust, which sells beneficial interests to investors in the form of asset-backed securities. The Corporation's on-balance-sheet funding needs are then reduced. Further discussion on asset securitizations, including retained interests, is included in Notes 1 and 4 of the consolidated financial statements.

NET INTEREST INCOME
     Tax-equivalent net interest income for the third quarter and first nine months of 2002 was $978.9 million and $3.0 billion, respectively, up from $905.3 million and $2.5 billion for the comparable 2001 periods. The net interest margin increased to 4.34% in the third quarter of 2002 from 4.20% in last year's third quarter. The 2002 year-to-date net interest margin was 4.38%, up from 4.04% for the same period a year ago.
     The growth in net interest income and improvement in net interest margin in 2002 reflected strong mortgage and home equity volumes, successful deposit gathering and retention efforts, and the positive impact of a low rate environment on funding costs and spreads. An improved asset and funding mix, resulting from the balance sheet restructuring efforts discussed previously, also contributed to the net interest margin's strength.

MARKET RISK
     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized interest rate risk limits. As part of this process, management continually takes into consideration many factors, primarily expected future interest rate movements, variability and timing of future cash flows, mortgage prepayments, and changes in core deposits.
     Interest rate risk is monitored principally through the use of two complementary measures: earnings simulation modeling, which projects changes in net income caused by the effect of changes in interest rates on net interest income, and net present value (NPV) estimation, which measures the sensitivity of balance sheet cash flows to changes in interest rates. Both measures are highly assumption-dependent and will change regularly as the Corporation's asset-liability structure and business evolves from one period to the next; however, taken together they represent a reasonably comprehensive view of the magnitude of the Corporation's interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO. Both the earnings simulation and NPV models assume the shape of the yield curve does not change.
     The most recent earnings simulation model prepared for the October 2002 ALCO meeting projects net income would decrease by approximately 8.7% of stable-rate net income if rates were to fall gradually by two percentage points over the next year. It projects an increase of approximately 3.1% if rates were to rise gradually by two percentage points over the same period. The projected decrease in net income is above the ALCO guideline of minus 4.0%, however, management believes a sustained decline in market interest rates from their current low level is unlikely.
     The earnings simulation model discussed in the previous paragraph excludes the earnings dynamics of the Corporation's mortgage banking business conducted through National City Mortgage Co. Mortgage banking revenue, which is generated from originating, selling, and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand and the value of mortgage servicing assets. In general, low or declining interest rates typically lead to increased origination and sales income but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence origination and sales income but may also lead to an increase in servicing-related income. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. The Corporation manages both the risk to net income over time and the risk to an immediate reduction in the fair value of its mortgage servicing assets within guidelines set forth by ALCO. Further discussion of mortgage servicing asset valuation and risk management is included in Note 10 to the consolidated financial statements.
     The NPV model prepared for the October 2002 ALCO meeting projects an increase in NPV of approximately 1.7%, if interest rates immediately increased by 150 basis points. If rates immediately decreased by 150 basis points, the model projects an approximate decrease in NPV of 2.1%. Policy guidelines limit the amount of the estimated decline in NPV to 7.0%.
     At the end of 2001, the Corporation's interest-rate-risk position, as presented and discussed in the Corporation's 2001 Form 10-K, was slightly asset sensitive. During the first nine months of 2002, management continued to maintain the Corporation's asset sensitive risk position due to the expectation market interest rates will rise. The Corporation primarily used derivative instruments to maintain its asset sensitive risk position during 2002. See Notes 1 and 19 to the consolidated financial statements for further discussion of the Corporation's use of and the accounting for derivative instruments.

NONINTEREST INCOME

     Fees and other income (Table 4) for the third quarter of 2002 totaled $620.6 million, up from the $597.3 million recorded in the third quarter of 2001 but down from the $729.3 million recorded in the second quarter of 2002. Fees and other income for the first nine months of 2002 were $2.0 billion, up from the $1.9 billion recorded for the same period a year ago. The predominant factor behind the changes in fees and other income on both a linked-quarter and year-over-year basis was mortgage banking revenue.

TABLE 4: NONINTEREST INCOME

                                                                      Three Months Ended                 Nine Months Ended
                                                              ----------------------------------   -----------------------
                                                              SEPT. 30     June 30    Sept. 30      SEPT. 30     Sept. 30
(In Thousands)                                                  2002         2002       2001          2002         2001
--------------------------------------------------------------------------------------------------------------------------
Mortgage banking revenue....................................   $177,958    $247,475    $125,786    $  620,650   $  365,136
Deposit service charges.....................................    132,270     125,763     117,336       376,820      346,608
Payment processing revenue..................................    113,513     111,707     120,293       334,061      342,458
Trust and investment management fees........................     73,936      85,136      79,410       236,647      247,283
Card-related fees...........................................     47,212      31,873      42,610       111,221      125,850
Other service fees..........................................     23,672      30,706      36,651        75,933       88,628
Brokerage revenue...........................................     24,986      30,762      22,367        82,815       69,449
Other.......................................................     27,083      65,869      52,839       202,635      292,335
                                                               --------    --------    --------    ----------   ----------
  Total fees and other income...............................    620,630     729,291     597,292     2,040,782    1,877,747
Securities gains, net.......................................        157      44,033      21,193        97,722      126,259
                                                               --------    --------    --------    ----------   ----------
  Total noninterest income..................................   $620,787    $773,324    $618,485    $2,138,504   $2,004,006
                                                               ========    ========    ========    ==========   ==========

     The year-over-year increase in mortgage banking revenue was driven primarily by record mortgage loan origination volume and higher gains on sales of loans into the secondary market. Conforming mortgage loan sales reached $47.3 billion for the first nine months of 2002, compared to $28.9 billion for the same period in 2001. Conforming mortgage loan sales for the third quarter of 2002 were $14.9 billion, up from the $12.4 billion sold during the same quarter a year ago, but down slightly from the $15.4 billion sold in the second quarter of 2002. Sales of First Franklin originated loans were $2.7 billion for the first nine months of 2002, up from the $1.2 billion sold last year. For the third quarter of 2002, First Franklin loan sales were $867.5 million, up from the $224.5 million sold during the same 2001 quarter, but down from the $1.2 billion sold during the second quarter of 2002. Conforming and nonconforming mortgage loan production continued to be strong during the third quarter of 2002. Total conforming and nonconforming loans originated for sale to third parties totaled $22.9 billion and $52.8 billion for the third quarter and first nine months of 2002, respectively, compared to $13.7 billion and $37.7 billion for the comparable periods in 2001. Total conforming and nonconforming loans originated for sale also increased in the third quarter over the $14.9 billion originated during the second quarter of 2002. The high volume of mortgage loan originations has been fueled by the refinancing market. Management expects refinancing activity to decline in subsequent quarters subject to the level of mortgage interest rates, among other factors.
     In addition to the strong mortgage origination and sales activity in 2002, mortgage banking revenue also benefited from the impact of favorable financial market conditions on hedging strategies designed to protect the values of mortgage servicing assets, fixed-rate mortgage loans not yet sold, and loan commitments.
     Mortgage banking revenue declined on a linked-quarter basis due to fewer loan sales, reduced margins on loans sold, and a decrease in gains related to hedges of loan commitments and loans not yet sold.
     Further detail of mortgage banking revenue and discussion regarding hedging strategies used to mitigate risk related to mortgage banking activities is included in Notes 10 and 19 to the consolidated financial statements.
     Continued growth in core deposits and cash management products led to volume-driven growth in deposit service charges in the third quarter of and first nine months of 2002. Trust and investment management fees were lower primarily as a result of the weak equity markets. Payment processing revenue declined on a year-over-year basis due to the sale of National Processing's Business Processing Outsourcing unit in August 2001 and lower travel-related revenue, mostly offset by an increase in merchant processing revenue related to new customers and higher transaction volume. Card-related fees increased compared to the previous quarter due to certain excess cash flows, principally interchange fees, from the securitized balances being recorded as fee income versus interest income during the first half of 2002. The year-over-year decrease in card-related fees was mostly attributed to the increase in securitized credit card balances, which resulted in excess cash flows on retained interests being recorded as interest income. Other service fees on a linked-quarter and year-over-year basis decreased due to lower loan syndication revenue. Brokerage revenue decreased on a linked-quarter basis but increased year over year as a result of respective changes in fixed annuity sales.

     Other fee income declined on a linked-quarter and year-over-year basis. For the first nine months of 2001, other fee income included an $88.8 million gain on the sale of the Corporation's preferred share interest in National Management Corporation (NAMCO). See Note 3 to the consolidated financial statements for further discussion of this transaction. Also affecting the year-over-year comparison, as well as the linked-quarter, were third quarter 2002 principal investment losses of $17.2 million. Total principal investment losses recognized for the first nine months of 2002 were $21.0 million versus a gain of $1.9 million recorded for the same period a year earlier. Offsetting the decrease in other fee income during 2002 from the aforementioned items were asset securitization gains of $50.1 million, $11.9 million of gains on sales of student loans, and a $5.1 million gain recorded for contingent consideration received in connection with the NAMCO sale. For the first nine months of 2001, asset securitization and student loan sale gains were $20.6 million and $6.6 million, respectively.
     Net securities gains were $.2 million and $97.7 million for the third quarter and first nine months of 2002, respectively. Net securities gains for the same 2001 periods were $21.2 million and $126.3 million, respectively. The securities gains recognized during these periods were mainly generated from the Corporation's internally managed portfolio of bank and thrift common stock investments. Bank stock gains for the first nine months of 2002 were $90.1 million, compared to $123.4 million for the same 2001 period. Bank stock gains were $21.1 million for the third quarter of 2001. There were no bank stock gains or losses recognized during the third quarter of 2002. Of the total amount of bank stock gains recorded in 2002, $14.2 million represented appreciation on securities donated to the Corporation's charitable foundation during the second quarter. Net unrealized losses in the bank stock fund portfolio are included in other comprehensive income, net of tax, within stockholders' equity and were $39.5 million at September 30, 2002.

NONINTEREST EXPENSE
     Noninterest expense (Table 5) was $870.2 million in the third quarter of 2002, compared to $973.9 million in the second quarter of this year and $815.5 million in the third quarter of 2001. Noninterest expense for the first nine months of 2002 was $2.7 billion, compared to $2.5 billion for the same 2001 period. In general, noninterest expense in 2002 reflected higher personnel, processing, and operational costs associated with business volumes and various brand development, technology, and service quality initiatives.

TABLE 5: NONINTEREST EXPENSE

                                                                    Three Months Ended            Nine Months Ended
                                                              ------------------------------   -----------------------
                                                              SEPT. 30   June 30    Sept. 30    SEPT. 30     Sept. 30
(In Thousands)                                                  2002       2002       2001        2002         2001
----------------------------------------------------------------------------------------------------------------------
Salaries, benefits, and other personnel.....................  $448,517   $445,393   $418,138   $1,338,238   $1,261,364
Equipment...................................................    56,667     61,325     53,549      180,291      174,298
Net occupancy...............................................    56,035     55,334     52,190      166,193      159,213
Third-party services........................................    54,671     59,668     49,871      167,924      143,435
Card processing.............................................    50,963     52,112     50,295      156,891      141,422
Postage and supplies........................................    31,743     29,996     30,674       93,243       94,493
Goodwill and other intangible asset amortization............     5,362      5,213     21,842       15,778       63,989
Marketing and public relations..............................    25,402     75,447     23,620      126,998       64,178
Telecommunications..........................................    21,196     22,056     21,252       64,685       63,459
Travel and entertainment....................................    14,298     14,625     14,157       43,029       41,718
State and local taxes.......................................    15,299     14,352     12,976       46,887       39,957
Other.......................................................    90,023    138,401     66,898      318,830      213,035
                                                              --------   --------   --------   ----------   ----------
   Total noninterest expense................................  $870,176   $973,922   $815,462   $2,718,987   $2,460,561
                                                              ========   ========   ========   ==========   ==========

     Significant items affecting year-over-year comparability included: a $15.9 million charge in the third quarter of 2002 associated with the consolidation of the asset-backed commercial paper conduit (see Note 5 to the consolidated financial statements); a $52.8 million charge recorded in the second quarter of 2002 for the donation of appreciated investment securities to the Corporation's charitable foundation; charges to reduce the estimated value of automobile lease residuals in the amounts of $50.9 million and $54.0 million for year-to-date 2002 and 2001, respectively; a charge of $26.0 million recorded in the third quarter of 2002 to accelerate the amortization of certain low-income housing and historic tax credit investments held by the Corporation; and $22.4 million of asset impairment charges recorded in the second quarter of 2002. All of the aforementioned charges were included in other noninterest expense, except for the charitable foundation contribution, which was included in marketing and public relations expense. Other noninterest expense in 2002 also included a higher level of fraud and other operational losses.

     In addition, the adoption of SFAS 142, the new accounting standard for goodwill and intangible assets, at the beginning of 2002 reduced noninterest expense by $16.6 million and $49.2 million for the third quarter and first nine months of the year, respectively, as compared to 2001, with a resulting benefit to diluted earnings per share of approximately $.02 and $.07 for the third quarter and first nine months of 2002, respectively. See Notes 1 and 9 to the consolidated financial statements for further discussion of the adoption of SFAS 142.
     On a linked-quarter basis, significant items affecting decreases in marketing and public relations and other noninterest expense included the previously discussed second quarter charge for the donation of the appreciated investment securities to the Corporation's charitable foundation and a second quarter automobile lease residual value charge of $37.7 million, respectively.
     Consistent with its focus on long-term sustainable revenue growth, the Corporation continues to invest in increased training, expanded product offerings, enhanced service quality, and targeted investments, and also to pursue process improvement initiatives across all businesses. The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 54.4% for both the third quarter and first nine months of 2002, compared to 54.3% and 56.0% for the third quarter and first nine months of 2001, respectively.
     National City's staffing level on a full-time equivalent basis was 32,099 at September 30, 2002, up slightly from 31,933 a year ago. An increased level of staff at National City Mortgage, necessary to support the record level of loan originations and associated sales activity experienced this year, was mostly offset by personnel reductions resulting from efficiencies achieved across the Corporation and operational changes at National Processing.

INCOME TAXES
     The Corporation's effective tax rate was 33.6% for the first nine months of 2002 compared to 36.6% for the same period in 2001. The lower effective tax rate in 2002 resulted primarily from the $40.0 million charge recorded in 2001 related to the settlement of a tax exposure on corporate-owned life insurance
(COLI) deductions and the recognition of $10.0 million of tax benefits in the third quarter of 2002, concurrent with the filing of the Corporation's Federal tax return in September 2002, related to the $26.0 million accelerated amortization charge on certain low-income housing and historic tax credits. Further discussion of the COLI tax matter is included in Note 17 to the consolidated financial statements.

LINE OF BUSINESS RESULTS
     Following is a discussion of National City's results by line of business. A description of each business line, including its products, customers and markets served, and selected financial information for the quarter and year-to-date periods of 2002 and 2001 is included in Note 20 to the consolidated financial statements. Net income for each business line is also presented in Table 6. TABLE 6: NET INCOME BY LINE OF BUSINESS

                                                                    Three Months Ended            Nine Months Ended
                                                                 ---------------------------     ---------------------
                                                              SEPT. 30   June 30    Sept. 30    SEPT. 30     Sept. 30
(In Thousands)                                                  2002       2002       2001        2002         2001
----------------------------------------------------------------------------------------------------------------------
Retail Sales and Distribution...............................  $140,098   $134,669   $137,660   $  408,846   $  418,827
Wholesale Banking...........................................    64,881     76,754     72,152      203,631      281,125
Consumer Finance............................................    75,456     60,280     51,464      182,548       77,580
Asset Management............................................    25,819     26,553     27,837       79,225       90,333
National City Mortgage......................................    90,630    113,517     49,063      305,413      107,177
National Processing.........................................    12,686     12,198     15,035       36,933       34,490
Parent and other............................................   (35,383)   (31,189)     3,407       (3,496)      31,991
                                                              --------   --------   --------   ----------   ----------
   Consolidated net income..................................  $374,187   $392,782   $356,618   $1,213,100   $1,041,523
                                                              ========   ========   ========   ==========   ==========

     For the first nine months of 2002, National City's operations were managed along the following six lines of business: Retail Sales and Distribution, Wholesale Banking, Consumer Finance, Asset Management, National City Mortgage, and National Processing. During the third quarter of 2002, several organizational changes were announced which resulted in the separation of Consumer Finance into two other business lines. The dealer finance, credit card, and education finance units of Consumer Finance were moved into Retail Sales and Distribution and the business line was renamed Consumer and Small Business Financial Services, while the national home equity and nonconforming lending units of Altegra and First Franklin were joined with National City Mortgage to form a new business line entitled National Consumer Finance. Also as part of the realignment, the residential mortgage lending division of the former Retail Sales and Distribution business line was moved into the new National Consumer Finance business line in order to consolidate all conforming residential real estate lending activities in one line of business. National City intends to begin reporting under the new alignment in the fourth quarter of 2002.
     The Retail Sales and Distribution line of business showed growth in loans and deposits during the first nine months of 2002. Loan production continued to benefit from the low interest rate environment, while core deposit growth was aided by new products, including free checking and money management accounts, investments in technology, an ongoing emphasis on customer service and account retention, and a general shift in customer preference away from the equity markets and into insured bank deposits. The cost of the customer service initiatives, combined with the effects of lower interest rates on deposit account profitability and an increase in credit costs, led to the decline in 2002 year-to-date net income compared to 2001. The loan loss provision increased due to higher net charge-offs on home equity and small business loans. Noninterest expense increased primarily as a result of higher personnel and other costs associated with the service quality and technology initiatives and the expanded deposit product offerings. Partially offsetting the increased credit and operating costs was an increase in noninterest income driven by higher gains on sales of conforming residential real estate loans and an increase in deposit service charges. Noninterest expense for the first nine months of 2002 was reduced by approximately $13.0 million as a result of the adoption of SFAS 142, under which goodwill is no longer ratably amortized into the income statement. On a year-over-year quarter basis, the increase in noninterest income from loan sale gains and deposit service charges more than offset the decline in net interest income and higher level of credit and operational expenses, leading to the increase in net income. Compared to the second quarter of 2002, results for the third quarter improved primarily due to an increase in noninterest income driven by higher loan sale gains.
     Wholesale Banking's results in 2002 have been adversely affected by increased credit costs and soft commercial loan demand, both stemming from a weaker economy. Losses on principal investments in public and private entities and a decline in revenue associated with syndicated lending activities also contributed to the decrease in net income in 2002. Losses on principal investments totaled $17.2 million and $21.0 million for the third quarter and first nine months of 2002, respectively, compared to losses of $5.8 million and gains of $1.9 million for same periods in 2001. Noninterest expense for the first nine months of 2002 was reduced by approximately $3.8 million as a result of the adoption of SFAS 142. Compared to the second quarter of this year, net income in the third quarter decreased due mainly to an increase in losses on principal investments.
     The successful execution of strategies aimed at generating loan growth in the Consumer Finance business line led to improved financial results in 2002. Heightened focus on growing the national home equity business, the cumulative retention of First Franklin originated nonconforming residential real estate loans, and the decision made in late 2000 to discontinue two underperforming business lines, auto leasing and the Altegra nonconforming loan origination unit, all contributed to the unit's growth. For the first nine months of 2002, loan origination volume in national home equity, dealer finance, and at First Franklin were all higher than the prior-year period. First Franklin nonconforming loan originations totaled $7.1 billion for the first nine months of 2002, up from $4.5 billion for the comparable 2001 period. The portfolio of First Franklin originated loans grew to $8.7 billion at September 30, 2002 from $5.0 billion a year ago, as Consumer Finance retained about 60 percent of all First Franklin production. First Franklin loans not retained in portfolio are sold to third parties. Sales of loans to third parties totaled $2.7 billion and $1.2 billion for the year-to-date 2002 and 2001 periods, respectively. The strong loan production was the primary driver behind the year-over-year improvement in net interest income and noninterest income. Somewhat offsetting the increase in revenue were higher credit costs and noninterest expense. Credit costs have increased due to an increase in net charge-offs on nonconforming mortgage loans and the addition of allowance in excess of net charge-offs in the third quarter of 2002 to cover probable inherent losses in the nonconforming mortgage loan portfolio related to general economic weakness. The increase in noninterest expense was mainly due to volume-driven increases in personnel and loan-related expenses. Noninterest expense included automobile lease residual value write-downs of $50.9 million and $54.0 million for the first nine months of 2002 and 2001, respectively. There were no residual value write-downs in the third quarter of 2002, while the third quarter of 2001 included write-downs of $2.4 million. Noninterest expense for the first nine months of 2002 was reduced by approximately $9.4 million as a result of the adoption of SFAS 142. Compared to the second quarter of 2002, net income increased due to higher net interest income and lower noninterest expense, offset partly by slightly higher credit costs and a decrease in noninterest income. The decline in noninterest income was primarily due to fewer nonconforming loan sale gains, while the decline in noninterest expense was due to the second quarter charge of $37.7 million to write down automobile lease residual values.
     Net income for 2002 for Asset Management was down from the prior year due primarily to a decline in net interest income and higher credit costs related to lending activities within the private banking division. Noninterest income was relatively unchanged on a year-over-year basis as an increase in fee income related to brokerage activities, primarily the sale of annuity products, was offset by lower trust and investment management fee income. Trust and investment management fees have been unfavorably affected by a lower level of assets under administration resulting from equity market devaluation and net cash outflows, along with a shift in the mix of administered assets from equity investment products to money market funds, which generate lower fees. Assets under administration were $129.8 billion at September 30, 2002, down from $140.0 billion a year ago. The adoption of SFAS 142 reduced noninterest expense in 2002 by approximately $3.2 million. Third quarter net income declined slightly from the second quarter of 2002 due to a decrease in noninterest income related to seasonal tax preparation fees recognized in the second quarter and a decline in third quarter brokerage activity, offset mostly by a volume-driven decrease in noninterest expense related to the reduced brokerage activity.
     National City Mortgage produced record net income for the first nine months of 2002 as the low interest rate environment continued to stimulate strong loan origination and sales volume. Loans originated by National City Mortgage totaled $19.6 billion and $45.0 billion for the three and nine months ended September 30, 2002, respectively, up from $11.5 billion and $31.6 billion for the same periods in 2001. Loan sales to the secondary market increased to $14.9 billion and $47.3 billion for the three and nine months ended September 30, 2002, respectively, from $12.4 billion and $28.9 billion for the comparable 2001 periods. In addition to higher origination and sales revenue, 2002 net income also grew due to higher servicing fee income and the impact of favorable financial conditions on mortgage servicing asset risk management activities. The portfolio of mortgage loans serviced for third parties grew to $98.4 billion at September 30, 2002 from $70.1 billion a year ago. Noninterest expense for the first nine months of 2002 was reduced by approximately $2.7 million as a result of the adoption of SFAS 142. Results for the third quarter of 2002 declined from the second quarter due to an increase in loan loss provision associated with certain delinquent mortgage loans held in portfolio and a decline in net overhead (noninterest income less noninterest expense) due principally to lower pricing margins on loan sales in the third quarter and higher gains from loan commitment and warehouse risk management activities in the second quarter.
     National Processing's net income was up slightly in 2002 on a year-to-date basis but down in the third quarter of 2002 compared to the third quarter of last year. Affecting the comparability of National Processing's year-to-date results was a third quarter 2002 charge of $3.4 million pretax, or $2.0 million after tax, related to a separation agreement with its former chief executive officer, a second quarter 2002 charge of $1.7 million pretax, or $2.4 million after tax, for severance costs and building and equipment write-downs related to the relocation of certain processing operations from Mexico to the United States, and a second quarter 2001 charge of $6.3 million pretax, or $6.2 million after tax, associated with the disposal of its Business Processing Outsourcing unit. Year-to-date 2002 noninterest expense was reduced by $1.9 million as a result of the adoption of SFAS 142. During the second quarter of 2002, National Processing announced a long-term strategic decision to discontinue processing transactions for the airline industry as existing contractual obligations expire. The contracts have various expiration dates through 2005. The revenue generated from this business represents about 7% of National Processing's total revenue.
     Several significant items affected comparability between 2002 and 2001 within the parent and other category. The sale of the Corporation's investment in NAMCO in the second quarter of 2001 generated a gain of $88.8 million, with an additional $5.1 million of contingent consideration recognized in the second quarter of 2002. Gains on the initial securitizations of credit card and automobile receivables also affected year-to-date comparability, with gains of $50.1 million recorded in the first quarter of 2002 compared to gains of $20.6 million in the first quarter of 2001. Bank stock fund gains totaled $90.1 million and $123.4 million in the first nine months of 2002 and 2001, respectively. There were no bank stock fund gains recognized in the third quarter of 2002. Gains of $21.1 million were recorded in the third quarter of 2001. Affecting the comparability of noninterest expense were charges in the third quarter of 2002 of $15.9 million and $26.0 million associated with the consolidation of the asset-backed commercial paper conduit and the acceleration of amortization on certain low-income housing and historic tax credit investments, respectively, along with second quarter 2002 charges of $52.8 million and $13.7 million associated with the donation of appreciated investment securities to the Corporation's charitable foundation and impairment losses on retained interests in securitized assets, respectively. Partially offsetting these charges was lower goodwill amortization expense in 2002 resulting from the adoption of SFAS 142 as noninterest expense in each of the 2001 quarters included approximately $5.1 million of goodwill amortization which was not allocated to the business lines. Income tax expense for the first nine months of 2002 was affected by $10.0 million in tax benefits associated with low income housing and historic tax credit investments. For the same period in 2001, income tax expense was affected by the first quarter $40.0 million COLI tax charge.

CREDIT QUALITY

     The Corporation's loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and standard lending policies and underwriting criteria. Note 1 to the consolidated financial statements describes the Corporation's accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for loan losses, including both the allocated and unallocated components. The policies governing nonperforming loans and charge-offs are consistent with regulatory standards.
     Net charge-offs in the third quarter of 2002 totaled $119.9 million, or ..69% of average portfolio loans, compared to $139.1 million, or .81% of average portfolio loans, in the third quarter of 2001. For the first nine months of 2002, net charge-offs totaled $436.3 million, or .85% of average portfolio loans, compared to $315.0 million, or .63% of average portfolio loans for the first nine months of 2001. Annualized net charge-offs as a percentage of average loans by portfolio type are presented in Table 7.
     Nonperforming assets (Table 8) were $852.1 million at September 30, 2002, up from $648.9 million a year ago. At September 30, 2002, loans 90 days past due accruing interest (Table 8) were $548.8 million, up from $530.2 million at September 30, 2001.
     Net charge-offs, nonperforming assets, and delinquent loans increased over the prior year periods principally due to deterioration in syndicated commercial loans and seasoning of nonconforming residential mortgage loans.

TABLE 7: ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS

                                                                    Three Months Ended            Nine Months Ended
                                                             -------------------------------    --------------------
                                                             SEPT. 30    June 30    Sept. 30    SEPT. 30    Sept. 30
                                                              2002         2002       2001       2002         2001
---------------------------------------------------------------------------------------------------------------------
Commercial..................................................    .94%       1.08%       .99%       1.19%        .62%
Real estate - commercial....................................    .18         .37        .33         .21         .18
Real estate - residential...................................    .40         .49        .36         .50         .33
Consumer....................................................    .72         .74       1.09         .90         .94
Credit card.................................................   3.65        3.87       2.75        4.01        3.31
Home equity.................................................    .21         .21        .23         .22         .18
Total net charge-offs to average loans......................    .69%        .80%       .81%        .85%        .63%

TABLE 8: NONPERFORMING ASSETS AND LOANS 90 DAYS PAST DUE

                                                              SEPT. 30   June 30   Mar. 31   Dec. 30   Sept. 30
(In Millions)                                                  2002       2002      2002       2001     2001
---------------------------------------------------------------------------------------------------------------
Commercial..................................................   $443.4    $420.7    $368.3    $364.2     $354.1
Real estate - commercial....................................     77.7      57.2      53.3      63.9       56.1
Real estate - residential...................................    226.4     225.9     228.4     165.9      176.6
                                                               ------    ------    ------    ------     ------
Total nonperforming loans...................................    747.5     703.8     650.0     594.0      586.8
Other real estate owned (OREO)..............................    104.6      89.4      65.6      64.3       62.1
                                                               ------    ------    ------    ------     ------
Total nonperforming assets..................................   $852.1    $793.2    $715.6    $658.3     $648.9
                                                               ======    ======    ======    ======     ======
Nonperforming assets as a percentage of period-end portfolio
 loans and OREO.............................................    1.20%     1.15%     1.05%      .97%       .94%
Loans 90 days past due accruing interest:
   Commercial...............................................   $ 77.2    $ 64.0    $ 67.9    $ 57.9     $ 70.9
   Real estate - commercial.................................     17.1      29.5      30.9      29.6       35.5
   Real estate - residential................................    414.3     385.0     381.3     396.9      380.0
   Consumer.................................................     17.7      18.0      21.0      27.9       22.6
   Credit card..............................................      7.9       7.4       7.8      12.4       11.1
   Home equity..............................................     14.6      15.2      16.9      17.0       10.1
                                                               ------    ------    ------    ------     ------
Total loans 90 days past due................................   $548.8    $519.1    $525.8    $541.7     $530.2
                                                               ======    ======    ======    ======     ======

     The provision for loan losses for the third quarter and first nine months of 2002 was $169.2 million and $523.3 million, respectively, up from $160.0 million and $396.3 million for the comparable 2001 periods. The provision for loan losses in 2002 increased over the prior year due to the increases in net charge-offs and delinquent loans as well as management's concern about ongoing economic weakness and its effect on borrowers and residential real estate values.
     At September 30, 2002, the allowance for loan losses was $1.1 billion, or 1.52% of portfolio loans, compared to $997.3 million, or 1.47% of portfolio loans, at December 31, 2001, and $1.0 billion, or 1.46% of portfolio loans, at September 30, 2001. The allocation of the allowance for loan losses by portfolio type at September 30, 2002, as compared to the allocation presented and discussed in National City's 2001 Form 10-K, reflected a decline in the allowance for loan losses allocated to commercial loans due primarily to credit losses taken in the first nine months of 2002, an increase in the allowance allocated to the consumer loan portfolios due to loan growth, and a higher level of unallocated allowance reflecting management's concern about sustained economic weakness and its effect on borrowers' ability to repay their debt obligations, as well as residential real estate values.

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

CAPITAL
     The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. Further detail on capital ratios is presented in Note 14 to the consolidated financial statements.
     Total stockholders' equity was $8.2 billion at September 30, 2002, up from $7.4 billion at December 31, 2001, and $7.2 billion at September 30, 2001. Equity as a percentage of assets was 7.46% at September 30, 2002, compared to 6.98% at December 31, 2001, and 7.49% at September 30, 2001. Book value per common share increased to $13.32 at the end of the third quarter of 2002, up from $12.15 at the end of 2001, and $11.87 a year ago.
     On August 30, 2002, the Corporation redeemed all preferred shares outstanding at a redemption price of $50.50137 per share, representing a total cost of $37,119. Through August 20, 2002, holders of preferred shares had the right, at any time, to convert each share of preferred into 3.0291 shares of National City common stock.
     In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City's common stock. Shares purchased will be held for reissue in connection with the Corporation's stock compensation plans and for general corporate purposes. The Corporation's diverse mix of financial services generates a substantial amount of capital every year in excess of normal dividends and reinvestment requirements. Based on the capital, investment, and acquisition needs of the Corporation, management may at times believe it prudent to return capital to shareholders through share repurchases.
     In the first quarter of 2001, the Corporation repurchased 9.3 million shares of its common stock. No other shares were repurchased during the remainder of 2001 or during the first nine months of 2002. As of September 30, 2002, 15.6 million shares remained authorized for repurchase under the share repurchase program. In the month of October and first half of November of 2002, the Corporation repurchased 798,900 shares of its common stock.
     The dividend payout is continually reviewed by management and the Board of Directors. Dividends of $.305 per common share were declared in the third quarter of 2002, up one cent from the quarterly dividend per share declared in the third quarter last year of $.295. The dividend payout ratio, which represents the percentage of earnings per share declared to stockholders as dividends, was 50.0% and 50.9% for the third quarters of 2002 and 2001, respectively.
     As of September 30, 2002, the Corporation's market capitalization was approximately $17.5 billion. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC". Stock price information for National City's common stock is presented in Table 9.

TABLE 9: COMMON STOCK INFORMATION

                                                                         2002                     2001
                                                              ---------------------------   -----------------
                                                              THIRD     Second    First     Fourth    Third
NYSE: NCC                                                     QUARTER   Quarter   Quarter   Quarter   Quarter
-------------------------------------------------------------------------------------------------------------
High........................................................  $33.49    $33.75    $31.16    $30.30    $32.70
Low.........................................................   25.58     29.60     26.31     26.15     26.00
Close.......................................................   28.53     33.25     30.76     29.24     29.95

LIQUIDITY MANAGEMENT
     The objective of liquidity management is to ensure the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.
     Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale and securitization of various types of loans.
     The Corporation's primary funding sources did not change significantly during the first nine months of 2002. The levels of various types of borrowings are presented in the end-of-period and average balance sheets on pages 5 and 47 of this report and in Table 2 on page 35.

Additional detail on borrowed funds and long-term debt is presented in Notes 11, 12, and 13 to the consolidated financial statements. In the first quarter of 2002, the Corporation securitized $1.5 billion of credit card and automobile loans. Further detail of these securitization transactions is included in Note 4 to the consolidated financial statements.
     The parent company has five major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a line of credit with its bank subsidiaries, the commercial paper market, a revolving credit agreement with a group of unaffiliated banks, and access to the capital markets.
     The main source used to meet parent company cash requirements continued to be dividends from its subsidiaries. During the first nine months of 2002, dividends totaling $878.0 million were declared and paid to the parent company by the bank subsidiaries. At September 30, 2002, the amount of dividends the bank subsidiaries can pay to the parent company without prior regulatory approval was $1.1 billion, versus $848.0 million at January 1, 2002. As discussed in the Corporation's 2001 Form 10-K, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the parent company.
     The parent company also has a $500 million line of credit with its banking subsidiaries to provide additional liquidity. There were no borrowings under this agreement at September 30, 2002.
     In the second quarter of 2002, the Corporation increased to $375.0 million from $350.0 million its revolving credit agreement with a group of unaffiliated banks, which serves as a back-up liquidity facility. No borrowings have occurred under this facility. See Note 12 to the consolidated financial statements.
     National City also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of September 30, 2002, $300 million of debt was available for issuance under this shelf registration.

CONTROLS AND PROCEDURES
     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures as of September 30, 2002 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                              Three Months Ended    Nine Months Ended
                                                                 September 30         September 30
                                                              ------------------   -------------------
                       (In Millions)                            2002      2001       2002       2001
------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Portfolio loans:
    Commercial..............................................  $ 24,863   $27,486   $ 25,370    $27,345
    Real estate - commercial................................     8,037     6,826      7,877      6,690
    Real estate - residential...............................    15,895    14,274     15,333     13,766
    Consumer................................................    10,924    12,375     11,165     12,279
    Credit card.............................................     1,910     2,198      1,834      2,151
    Home equity.............................................     7,316     5,302      6,692      5,059
                                                              --------   -------   --------    -------
         Total portfolio loans..............................    68,945    68,461     68,271     67,290
  Loans held for sale or securitization:
    Commercial..............................................        18         2          7          1
    Mortgage................................................    11,833     8,778     12,005      6,588
    Automobile..............................................        --        --        332         --
    Credit card.............................................        --        --         47         43
                                                              --------   -------   --------    -------
         Total loans held for sale or securitization........    11,851     8,780     12,391      6,632
  Securities available for sale, at cost....................     8,336     8,276      8,607      8,840
  Federal funds sold and security resale agreements.........        87       130         89        108
  Other investments.........................................       795       450        761        446
                                                              --------   -------   --------    -------
Total earning assets........................................    90,014    86,097     90,119     83,316
Allowance for loan losses...................................    (1,031)   (1,004)    (1,018)      (966)
Fair value appreciation of securities available for sale....       299       202        233        146
Cash and demand balances due from banks.....................     3,126     3,041      2,974      3,042
Properties and equipment....................................     1,048     1,074      1,065      1,074
Mortgage servicing assets...................................     1,052       895      1,166        873
Goodwill and other intangible assets........................     1,159     1,188      1,160      1,186
Accrued income and other assets.............................     5,440     2,840      4,676      2,647
                                                              --------   -------   --------    -------
TOTAL ASSETS................................................  $101,107    94,333   $100,375     91,318
                                                              ========   =======   ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing.......................................  $ 13,864   $11,611   $ 13,002    $11,317
  NOW and money market......................................    21,006    18,378     20,185     17,877
  Savings...................................................     2,543     2,664      2,586      2,750
  Consumer time.............................................    15,122    15,259     15,150     15,478
  Other.....................................................     3,065     6,004      3,680      5,698
  Foreign...................................................     5,781     4,847      5,978      3,835
                                                              --------   -------   --------    -------
         Total deposits.....................................    61,381    58,763     60,581     56,955
                                                              --------   -------   --------    -------
Federal funds borrowed and security repurchase agreements...     7,798     9,218      8,161      8,351
Borrowed funds..............................................     1,784     1,315      2,147      1,466
Long-term debt and capital securities.......................    18,985    16,475     19,013     16,312
Accrued expenses and other liabilities......................     2,941     1,456      2,593      1,358
                                                              --------   -------   --------    -------
TOTAL LIABILITIES...........................................    92,889    87,227     92,495     84,442
Stockholders' Equity:
  Preferred.................................................        --        15          1         25
  Common....................................................     8,218     7,091      7,879      6,851
                                                              --------   -------   --------    -------
TOTAL STOCKHOLDERS' EQUITY..................................     8,218     7,106      7,880      6,876
                                                              --------   -------   --------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $101,107   $94,333   $100,375    $91,318
                                                              ========   =======   ========    =======

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

           (Dollars in Millions)                           Daily Average Balance
----------------------------------------------------------------------------------------------
                                                         2002                      2001
                                             -----------------------------   -----------------
                                                THIRD    Second      First    Fourth    Third
                                              QUARTER   Quarter    Quarter   Quarter   Quarter
                                             --------   -------   --------   -------   -------
ASSETS
Earning Assets:
  Loans(a):
    Commercial.............................  $ 24,881   $25,127   $ 26,137   $27,135   $27,488
    Real estate -- commercial..............     8,037     7,909      7,682     7,077     6,826
    Real estate -- residential.............    27,728    25,504     28,794    26,075    23,052
    Consumer...............................    10,924    11,244     12,343    12,434    12,375
    Credit card............................     1,910     1,810      1,922     2,206     2,198
    Home equity............................     7,316     6,679      6,066     5,675     5,302
                                             --------   -------   --------   -------   -------
      Total loans..........................    80,796    78,273     82,944    80,602    77,241
  Securities available for sale, at cost:
    Taxable................................     7,668     7,981      8,145     7,613     7,557
    Tax-exempt.............................       668       679        689       709       719
                                             --------   -------   --------   -------   -------
      Total securities available for
         sale..............................     8,336     8,660      8,834     8,322     8,276
  Federal funds sold, security resale
    agreements and other investments.......       882       864        800       424       580
                                             --------   -------   --------   -------   -------
      Total earning assets/
         total interest income/rates.......    90,014    87,797     92,578    89,348    86,097
Allowance for loan losses..................    (1,031)   (1,000)    (1,021)   (1,001)   (1,004)
Fair value appreciation of securities
  available for sale.......................       299       208        188       229       202
Nonearning assets..........................    11,825    10,916     10,363     9,852     9,038
                                             --------   -------   --------   -------   -------
TOTAL ASSETS...............................  $101,107   $97,921   $102,108   $98,428   $94,333
                                             ========   =======   ========   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts............  $ 21,006   $20,119   $ 19,411   $18,840   $18,378
  Savings accounts.........................     2,543     2,622      2,594     2,602     2,664
  Consumer time deposits...................    15,122    15,209     15,119    14,902    15,259
  Other deposits...........................     3,065     3,462      4,529     6,109     6,004
  Foreign deposits.........................     5,781     5,372      6,792     5,757     4,847
  Federal funds borrowed...................     4,482     4,092      5,961     5,093     5,237
  Security repurchase agreements...........     3,316     3,206      3,441     3,946     3,981
  Borrowed funds...........................     1,784     1,201      3,480     2,581     1,315
  Long-term debt and capital securities....    18,985    19,432     18,615    16,721    16,475
                                             --------   -------   --------   -------   -------
    Total interest bearing liabilities/
      total interest expense/rates.........    76,084    74,715     79,942    76,551    74,160
  Noninterest bearing deposits.............    13,864    12,760     12,366    12,526    11,611
  Accrued expenses and other liabilities...     2,941     2,560      2,271     2,018     1,456
                                             --------   -------   --------   -------   -------
TOTAL LIABILITIES..........................    92,889    90,035     94,579    91,095    87,227
TOTAL STOCKHOLDERS' EQUITY.................     8,218     7,886      7,529     7,333     7,106
                                             --------   -------   --------   -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY...................................  $101,107   $97,921   $102,108   $98,428   $94,333
                                             ========   =======   ========   =======   =======
NET INTEREST INCOME...........................................................................
INTEREST SPREAD...............................................................................
Contribution of noninterest bearing sources of funds..........................................
NET INTEREST MARGIN...........................................................................

(a) Includes loans held for sale or securitization


(Dollars in Millions)                                                Quarterly Interest
                                                    ----------------------------------------------------
                                                                 2002                       2001
                                                    ------------------------------   -------------------
                                                     THIRD      Second     First      Fourth     Third
                                                    QUARTER    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans(a):
   Commercial.....................................  $  301.1   $  309.5   $  317.4   $  369.0   $  456.5
   Real estate -- commercial......................     133.1      134.2      130.8      129.7      135.7
   Real estate -- residential.....................     506.5      481.0      525.3      483.9      462.9
   Consumer(a)....................................     232.3      235.6      258.3      267.3      270.3
   Credit Card....................................      44.3       43.5       46.0       59.5       64.3
   Home equity....................................      92.2       84.2       76.8       87.3       94.8
                                                    --------   --------   --------   --------   --------
      Total loans.................................   1,309.5    1,288.0    1,354.6    1,396.7    1,484.5
 Securities available for sale, at cost:
   Taxable........................................     118.5      132.3      133.5      106.6      114.9
   Tax-exempt.....................................      13.7       13.8       14.0       14.4       14.7
                                                    --------   --------   --------   --------   --------
      Total securities available for sale.........     132.2      146.1      147.5      121.0      129.6
 Federal funds sold, security resale agreements
   and other investments..........................       9.0        9.6        9.3        5.7        8.9
                                                    --------   --------   --------   --------   --------
      Total earning assets/
       total interest income/rates................  $1,450.7   $1,443.7   $1,511.4    1,523.4   $1,623.0

Allowance for loan losses.........................

Fair value appreciation of securities available
 for sale.........................................

Nonearning assets.................................
TOTAL ASSETS......................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:

   NOW and money market accounts..................  $   78.1   $   74.2   $   71.9   $   86.9   $  117.6
   Savings accounts...............................       5.1        5.6        5.8        7.0        8.7
   Consumer time deposits.........................     158.8      166.1      171.1      185.2      206.3
   Other deposits.................................      14.6       16.1       20.9       41.3       59.1
   Foreign deposits...............................      27.3       25.5       31.5       32.2       43.6
   Federal funds borrowed.........................      25.4       23.7       32.9       33.8       49.0
   Security repurchase agreements.................       9.1        8.5        9.0       13.4       24.7
   Borrowed funds.................................       7.1        5.0       13.3       10.8       11.8
   Long-term debt and capital securities..........     146.3      148.6      149.7      160.1      196.9
                                                    --------   --------   --------   --------   --------
      Total interest bearing liabilities/
       total interest expense/rates...............  $  471.8   $  473.3   $  506.1   $  570.7   $  717.7
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
TOTAL LIABILITIES.................................

TOTAL STOCKHOLDERS' EQUITY........................
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........

NET INTEREST INCOME...............................  $  978.9   $  970.4   $1,005.3   $  952.7   $  905.3
                                                    ========   ========   ========   ========   ========

INTEREST SPREAD...................................

Contribution of noninterest bearing sources of
 funds............................................

NET INTEREST MARGIN...............................

(a) Includes loans held for sale or securitization.

                                                      [Additional columns below]
[Continued from above table, first column(s) repeated]


(Dollars in Millions)                                             Average Annualized Rate
                                                    ----------------------------------------------------
                                                                 2002                       2001
                                                    ------------------------------   -------------------
                                                     THIRD      Second     First      Fourth     Third
                                                    QUARTER    Quarter    Quarter    Quarter    Quarter
                                                    --------   --------   --------   --------   --------
ASSETS

Earning Assets:
 Loans(a):
   Commercial.....................................      4.80%      4.94%      4.92%      5.40%      6.59%
   Real estate -- commercial......................      6.57       6.81       6.90       7.27       7.89
   Real estate -- residential.....................      7.31       7.54       7.30       7.42       8.03
   Consumer.......................................      8.44       8.40       8.49       8.53       8.66
   Credit Card....................................      9.20       9.64       9.70      10.72      11.60
   Home equity....................................      5.04       5.04       5.06       6.15       7.16
      Total loans.................................      6.46       6.59       6.58       6.90       7.65
 Securities available for sale, at cost:
   Taxable........................................      6.18       6.63       6.56       5.59       6.08
   Tax-exempt.....................................      8.15       8.15       8.16       8.18       8.17
      Total securities available for sale.........      6.33       6.75       6.69       5.81       6.26
 Federal funds sold, security resale agreements
   and other investments..........................      4.03       4.48       4.73       5.38       6.07
      Total earning assets/
       total interest income/rates................      6.42%      6.59%      6.58%      6.79%      7.51%

Allowance for loan losses.........................

Fair value appreciation of securities available
 for sale.........................................

Nonearning assets.................................
TOTAL ASSETS......................................

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW and money market accounts..................      1.47%      1.48%      1.50%      1.83%      2.54%
   Savings accounts...............................       .80        .85        .90       1.06       1.29
   Consumer time deposits.........................      4.16       4.38       4.59       4.93       5.36
   Other deposits.................................      1.89       1.86       1.87       2.68       3.91
   Foreign deposits...............................      1.87       1.91       1.88       2.22       3.56
   Federal funds borrowed.........................      2.25       2.32       2.24       2.63       3.71
   Security repurchase agreements.................      1.08       1.07       1.07       1.35       2.46
   Borrowed funds.................................      1.59       1.66       1.55       1.65       3.56
   Long-term debt and capital securities..........      3.06       3.07       3.25       3.81       4.75
      Total interest bearing liabilities/
       total interest expense/rates...............      2.46%      2.54%      2.57%      2.96%      3.84%
   Noninterest bearing deposits...................
   Accrued expenses and other liabilities.........
TOTAL LIABILITIES.................................

TOTAL STOCKHOLDERS' EQUITY........................
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........

NET INTEREST INCOME...............................

INTEREST SPREAD...................................      3.96%      4.05%      4.01%      3.83%      3.67%

Contribution of noninterest bearing sources of
 funds............................................       .38        .37        .35        .42        .53
                                                    --------   --------   --------   --------   --------

NET INTEREST MARGIN...............................      4.34%      4.42%      4.36%      4.25%      4.20%
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

INVESTOR INFORMATION

Betsy Figgie
Investor Relations
Department 2101
P.O. Box 5756
Cleveland, Ohio 44101-0756
1-800-622-4204
E-mail: investor.relations@nationalcity.com

WEB SITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION FILINGS

All reports filed electronically by National City Corporation with the United States Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation's Web site at
 www.nationalcity.com/investorrelations. These filings are also accessible on the SEC's Web site at www.sec.gov.

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

                        FORM 10-Q -- SEPTEMBER 30, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION
--------------------------------------------------------------------------------
                                          (Registrant)

Date: November 14, 2002
                                          /s/ DAVID A. DABERKO
                                          -----------------------------------
                                          David A. Daberko
                                          Chairman and Chief Executive Officer

                                          /s/ JEFFREY D. KELLY
                                          -----------------------------------
                                          Jeffrey D. Kelly
                                          Executive Vice President and
                                          Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David A. Daberko, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of National City Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                        By: /s/ DAVID A. DABERKO
                                           -------------------------------------
                                                   David A. Daberko
                                                   Chairman and Chief Executive
                                                   Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jeffrey D. Kelly, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of National City Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                        By: /s/ JEFFREY D. KELLY
                                           -------------------------------------
                                                   Jeffrey D. Kelly
                                                   Executive Vice President and
                                                   Chief Financial Officer

[NATIONAL CITY CORPORATION LOGO]                 Presort Standard
National City Center                               U.S. Postage
1900 East Ninth Street                                 PAID
Cleveland, Ohio 44114-3484                        National City
                                                   Corporation

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Restated Certificate of Incorporation of National City
          Corporation, as amended (filed as Exhibit 3.1 to National
          City Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
          reference).
  3.2     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000 and incorporated herein by reference).
  3.3     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (As Amended through October 28, 2002)
          (filed as Exhibit 3.3).
  4.1     The Registrant agrees to furnish upon request to the
          Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of the Registrant.
  4.2     Credit Agreement dated as of April 12, 2001 by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001 and incorporated herein by
          reference) and the Assumption Agreement dated June 11, 2002
          (filed as Exhibit 4.2 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2002 and
          incorporated herein by reference).
  4.3     Certificate of Stock Designation dated as of February 2,
          1998 designating National City Corporation's 6% Cumulative
          Convertible Preferred Stock, Series 1, without par value,
          and fixing the powers, preferences, rights, qualifications, limitations and restrictions thereof (filed as Appendix D to
          Registrant's Form S-4 Registration Statement No. 333-45609
          dated February 19, 1998 and incorporated herein by
          reference) in addition to those set forth in National City
          Corporation's Restated Certificate of Incorporation, as
          amended (filed as Exhibit 3.2 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.1     Amendment No. 7 to the National City Savings and Investment
          Plan, As Amended and Restated Effective July 1, 1992 (filed as Exhibit 10.1 to National City's Annual Report on Form
          10-K for the fiscal year ended December 31, 2000 and
          incorporated herein by reference).
 10.2     Amendment No. 6 to the National City Savings and Investment
          Plan No. 2, As Amended and Restated Effective January 1,
          1992 (filed as Exhibit 10.2 to National City's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
 10.3     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.7 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989 and incorporated herein by reference).
 10.4     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.5     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 4 to Registrant's Form S-8
          Registration Statement No. 33-58815 dated April 25, 1995 and incorporated herein by reference).
 10.6     National City Corporation Plan for Deferred Payment of
          Directors' Fees, As Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.7     National City Corporation Supplemental Executive Retirement
          Plan, As Amended and Restated July 1, 2002 (filed as Exhibit
          10.7 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002 and incorporated herein by
          reference).
 10.8     National City Corporation Executive Savings Plan, As Amended
          and Restated Effective January 1, 2002 (filed as Exhibit
          10.8 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001 and incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.9     National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.10    Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan As
          Amended (filed as Exhibit 10.10 to National City's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1992, and incorporated herein by reference).
 10.11    Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.26 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.12    Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.27 to Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1994 and incorporated herein by reference).
 10.13    Form of contracts with David A. Daberko, William E.
          MacDonald III, Jon L. Gorney, Robert G. Siefers, Robert J.
          Ondercik, Jeffrey D. Kelly, David L. Zoeller, Thomas A.
          Richlovsky, James P. Gulick, Gary A. Glaser, Herbert R.
          Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James
          R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J.
          Lathe, Janis E. Lyons, J. Armando Ramirez, Paul G. Clark,
          Shelley J. Seifert, and Ted M. Parker (filed as Exhibit
          10.29 to Registrant's Form S-4 Registration Statement No.
          333-46571 dated February 19, 1998 and incorporated herein by reference).
 10.14    Split Dollar Insurance Agreement effective January 1, 1994 between National City Corporation and certain key employees
          (filed as Exhibit 10.28 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994 and
          incorporated herein by reference).
 10.15    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 (on Form S-8) to Form S-4 Registration
          Statement No. 333-46571), Amended and Restated First of
          America Bank Corporation Stock Compensation Plan (filed as
          Exhibit 4.5 to Registrant's Post-Effective Amendment No. 2
          (on Form S-8) to Form S-4 Registration Statement No.
          333-46571) and First of America Bank Corporation Directors
          Stock Compensation Plan (filed as Exhibit 4.6 to
          Registrant's Post-Effective Amendment No. 2 (on Form S-8) to
          Form S-4 Registration Statement No. 333-46571 and each
          incorporated herein by reference).
 10.16    Intentionally left blank.
 10.17    National City Corporation 1997 Stock Option Plan as Amended
          and Restated effective October 22, 2001 (filed as Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001 and incorporated herein by reference).
 10.18    National City Corporation 1997 Restricted Stock Plan as
          Amended and Restated effective October 31, 2001 (filed as
          Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001 and incorporated
          herein by reference).
 10.19    The National City Corporation Retention Plan for Executive
          Officers Effective April 22, 2002 (filed as Exhibit 10.19 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
 10.20    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).
 10.21    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996 and
          incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.22    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8
          Registration Statement No. 333-01697, dated April 30, 1996 and incorporated herein by reference).
 10.23    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated Effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000 and
          incorporated herein by reference).
 10.24    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated Effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000 and incorporated herein by reference).
 10.25    National City Corporation Supplemental Cash Balance Pension
          Plan as Amended and Restated effective November 1, 2001
          (filed as Exhibit 10.25 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2001 and
          incorporated herein by reference).
 10.26    The National City Corporation Deferred Compensation Plan,
          Effective January 1, 2001 (filed as Exhibit 10.36 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000 and incorporated
          herein by reference).
 10.27    The National City Corporation 2001 Stock Option Plan as
          Amended and Restated effective October 22, 2001 (filed as
          Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001 and incorporated
          herein by reference).
 10.28    National City Savings and Investment Plan No. 3 (filed as
          Exhibit 4.3 to Registrant's Form S-8 Registration Statement
          No. 333-61712 dated as of May 25, 2001 and incorporated
          herein by reference).
 10.29    Amendment No. 10 to the National City Savings and Investment
          Plan, as Amended and Restated Effective July 1, 1992 (filed as Exhibit 4.3 to Registrant's Post-Effective Amendment No.
          1 (on Form S-8) Registration Statement No. 333-61712 and
          incorporated herein by reference).
 10.30    Amendment No. 8 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated Effective July 1, 1992
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 (on Form S-8) Registration Statement No.
          333-61712 and incorporated herein by reference).
 10.31    Amendment No. 1 to the National City Savings and Investment
          Plan No. 3 (filed as exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 (on Form S-8) Registration
          Statement No. 333-61712 and incorporated herein by
          reference).
 10.32    National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 8,
          2002 and incorporated herein by reference).
 10.33    The National City Corporation Long-Term Deferred Share
          Compensation Plan Effective April 22, 2002 (filed as Exhibit
          10.33 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002 and incorporated herein by
          reference).
 10.34    The National City Corporation Deferred Compensation Plan As
          Amended and Restated Effective July 23, 2002 (filed as
          Exhibit 10.34 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002 and incorporated herein by reference).
 10.35    Form of Agreement Not To Compete with David A. Daberko,
          Robert G. Siefers and William E. MacDonald III (filed as
          Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002 and incorporated herein by reference).
 10.36    VISA(R) U.S.A. Inc. limited guaranty between National City
          Corporation and VISA(R) U.S.A. Inc. dated August 6, 2002
          (filed as Exhibit 10.36).
 12.1     Computation of Ratio of Earnings to Fixed Charges (filed as
          Exhibit 12.1).