Form 10-Q/A
period 2002-09-30
NATIONAL CITY CORP
filed 2002-11-18
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

This amendment to Form 10-Q for the quarterly period ended September 30, 2002 is being filed to correct a typographical error in the Consolidated Statements of Cash Flows on page 6 of the originally filed report, which was filed under Item 1 of Part 1 of the Form 10-Q. The Form 10-Q originally filed on November 14, 2002 incorrectly presented the supplemental cash flow disclosure related to the receipt of AMVESCAP PLC stock valued at $41,319,000 in connection with the sale of National Asset Management Corporation preferred stock as a 2002 transaction instead of a 2001 transaction. In accordance with the applicable rules under the Securities and Exchange Act of 1934, National City Corporation has included Item 1 of Part 1 of the Form 10-Q in its entirety in this filing. This 10-Q/A is filed solely to correct this typographical error.

Part 1 -- Financial Information
Financial Highlights
Item 1. Financial Statements:
        Consolidated Statements of Income
        Consolidated Balance Sheets
        Consolidated Statements of Cash Flows
        Consolidated Statements of Stockholders' Equity
        Notes to Consolidated Financial Statements

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
                                                            ============   ============   ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                                     September 30
                                                              --------------------------
                       (In Thousands)                             2002          2001
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income................................................  $  1,213,100   $ 1,041,523
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Provision for loan losses.............................       523,280       396,295
      Depreciation and amortization of properties and
       equipment............................................       133,125       132,373
      Amortization of intangible assets and mortgage
       servicing assets.....................................       273,053       199,665
      Accretion of premiums and discounts on securities and
       debt.................................................        (8,822)       (6,786)
      Mortgage servicing asset impairment charges...........       121,137       255,742
      Ineffective hedge and other derivative gains, net.....      (320,783)     (283,941)
      Securities gains, net.................................       (97,722)     (126,259)
      Gains on loans sold or securitized, net...............      (400,842)     (261,772)
      Other losses (gains), net.............................       178,575       (23,128)
      Originations and purchases of loans held for sale or
       securitization.......................................   (51,446,869)  (35,616,432)
      Proceeds from sales of loans held for sale or
       securitization.......................................    49,842,740    29,753,666
      Decrease in accrued interest receivable...............        73,218       210,231
      Increase (decrease) in accrued interest payable.......        42,065      (318,368)
      Net change in other assets and liabilities............     1,102,940       (88,376)
                                                              ------------   -----------
         Net cash provided by (used in) operating
           activities.......................................     1,228,195    (4,735,567)
LENDING AND INVESTING ACTIVITIES
  Net decrease in federal funds sold, security resale
    agreements, and other investments.......................        20,258       565,404
  Purchases of available-for-sale securities................    (3,166,554)   (2,048,736)
  Proceeds from sales of available-for-sale securities......     2,117,219     2,187,253
  Proceeds from maturities, calls, and prepayments of
    available-for-sale securities...........................     1,464,956     1,637,492
  Net increase in loans.....................................    (2,329,398)   (4,438,245)
  Proceeds from sales or securitizations of loans...........     1,866,824       846,013
  Net increase in properties and equipment..................       (93,256)     (131,618)
  Divestitures..............................................            --        43,500
                                                              ------------   -----------
         Net cash used in lending and investing
           activities.......................................      (119,951)   (1,338,937)
DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in deposits.......................    (2,512,375)    4,826,846
  Net (decrease) increase in federal funds borrowed and
    security repurchase agreements..........................      (524,829)    3,010,633
  Net (decrease) increase in borrowed funds.................    (1,447,999)      632,047
  Repayments of long-term debt..............................    (2,821,770)   (5,671,053)
  Proceeds from issuances of long-term debt, net............     6,354,428     4,057,581
  Dividends paid............................................      (545,350)     (522,135)
  Issuances of common stock.................................        92,412        72,935
  Repurchases of common stock...............................            --      (166,246)
  Redemption of preferred stock.............................           (36)           --
                                                              ------------   -----------
         Net cash (used in) provided by deposit and
           financing activities.............................    (1,405,519)    6,240,608
                                                              ------------   -----------
  Net (decrease) increase in cash and demand balances due
    from banks..............................................      (297,275)      166,104
  Cash and demand balances due from banks, January 1........     4,403,962     3,535,186
                                                              ------------   -----------
  Cash and demand balances due from banks, September 30.....  $  4,106,687   $ 3,701,290
                                                              ============   ===========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest................................................  $  1,409,103   $ 2,723,605
    Income taxes............................................       595,278       283,421
  Noncash items:
    Transfers of loans to other real estate.................       129,576        80,683
    Consolidation of asset-backed commercial paper conduit
      Loans.................................................       679,451            --
      Securities............................................     1,992,178            --
      Other assets..........................................         1,492            --
      Commercial paper borrowings...........................     2,688,757            --
      Other liabilities.....................................         2,689            --
    Fair value of AMVESCAP PLC stock received in connection
     with sale of National Asset Management Corporation
     preferred stock........................................            --        41,319

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

                        FORM 10-Q/A -- SEPTEMBER 30, 2002

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

                                          NATIONAL CITY CORPORATION
--------------------------------------------------------------------------------
                                          (Registrant)

Date: November 18, 2002
                                          /s/ DAVID A. DABERKO
                                          -----------------------------------
                                          David A. Daberko
                                          Chairman and Chief Executive Officer

                                          /s/ JEFFREY D. KELLY
                                          -----------------------------------
                                          Jeffrey D. Kelly
                                          Executive Vice President and
                                          Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David A. Daberko, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of National City Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Date: November 18, 2002                        By: /s/ DAVID A. DABERKO
                                           -------------------------------------
                                                   David A. Daberko
                                                   Chairman and Chief Executive
                                                   Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jeffrey D. Kelly, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of National City Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Date: November 18, 2002                        By: /s/ JEFFREY D. KELLY
                                           -------------------------------------
                                                   Jeffrey D. Kelly
                                                   Executive Vice President and
                                                   Chief Financial Officer