Form 10-K
period 2002-12-31
NATIONAL CITY CORP
filed 2003-01-30
CIK 69970

NATIONAL CITY


                                                                       2002
                                                                   ANNUAL REPORT

ANNUAL REPORT


MY BANK IS NATIONAL CITY.

[PHOTO OF WOMEN]

ABOUT OUR CUSTOMER CHAMPION BRAND PROMISE

Our customers and communities have heard from National City with a stronger voice this year. The stories and photos in this book reflect our brand initiative, one that emphasizes a philosophy of being a "Customer Champion." Declaring this position publicly is an extension of what our people have felt for a long time... "At National City, we care about doing what's right for our customers."

ABOUT

NATIONAL CITY

Founded in 1845 and headquartered in Cleveland, Ohio, National City Corporation (NYSE: NCC) is a financial holding company with assets over $100 billion, providing a full range of banking and financial services. National City operates over 1,100 banking offices and more than 1,600 ATMs throughout Ohio, Pennsylvania, Indiana, Kentucky, Illinois and Michigan, and conducts selected consumer lending businesses and other financial services on a nationwide basis.

                                   CONTENTS
1       Financial Highlights

2       Chairman's Letter

4       The Year in Review

8       Board of Directors and Officers

9       Financial Review

35      Consolidated Financial

        Statements and Notes

71      Form 10-K

76      Certifications of
        Chief Executive Officer
        and Chief Financial Officer

[PHOTO OF MAN]

FINANCIAL HIGHLIGHTS

(Dollars in Millions, Except Per Share Amounts)       2002          2001           2000
FOR THE YEAR

REVENUE
  TAX-EQUIVALENT NET INTEREST INCOME               $4,036          $3,472          $2,992
  NONINTEREST INCOME                                2,812           2,678           2,484
TOTAL REVENUE                                      $6,848          $6,150          $5,476

NET INCOME                                         $1,594          $1,388          $1,302
NET INCOME PER COMMON SHARE
  BASIC                                             $2.61           $2.30           $2.14
  DILUTED                                            2.59            2.27            2.13
DIVIDENDS PAID PER COMMON SHARE                      1.20            1.16            1.14

RETURN ON AVERAGE COMMON EQUITY                     19.90%          19.89%          21.29%
RETURN ON AVERAGE ASSETS                             1.54            1.49            1.52
NET INTEREST MARGIN                                  4.34            4.09            3.85
EFFICIENCY RATIO                                    55.12           55.70           58.75

AVERAGE SHARES - BASIC                        610,186,786     603,611,073     607,378,801
AVERAGE SHARES - DILUTED                      616,174,238     611,936,906     612,625,349


AT YEAR END

ASSETS                                           $118,258        $105,817         $88,535
LOANS                                              72,134          68,041          65,604
EARNING ASSETS                                    106,746          95,178          79,623
DEPOSITS                                           65,119          63,130          55,256
STOCKHOLDERS' EQUITY                                8,308           7,381           6,770

BOOK VALUE PER COMMON SHARE                        $13.59          $12.15          $11.06
MARKET VALUE PER COMMON SHARE                       27.32           29.24           28.75
EQUITY TO ASSETS RATIO                               7.03%           6.98%           7.65%

COMMON SHARES OUTSTANDING                     611,491,359     607,354,729     609,188,668
COMMON STOCKHOLDERS OF RECORD                      61,916          64,631          68,981
FULL-TIME EQUIVALENT EMPLOYEES                     32,731          32,360          36,097


                                                        2002 ANNUAL REPORT     1

                               CHAIRMAN'S LETTER

TO OUR STOCKHOLDERS:

National City achieved a record performance in 2002, with revenue, net income, and earnings per share reaching the highest levels in our 158-year history. Net income of $1.6 billion, or $2.59 per share, was up 15 percent over 2001. Return on assets was 1.54 percent, and return on equity was 19.9 percent, both at superior levels relative to the industry. The dividend was increased once again, the 17th time in the last 10 years.

The strong earnings performance was most evident in the consumer lending and mortgage-related businesses, which were well-positioned to benefit from the low interest rate environment that prevailed throughout the year. Mortgage-related lending, including conventional mortgages, home equity lines and loans, and nonconforming mortgages, all posted record origination volumes. The high performance in these areas overcame weaker results in corporate banking and asset management, which have been adversely affected by a soft economy and poor equity markets. Credit costs rose in 2002 from 2001; however, the loan portfolios are in good shape, and nonperforming assets appear to have peaked. At the same time, we have built loan loss reserves in recognition of greater uncertainty about the economy.


While it's always gratifying to exceed earnings targets, our overarching goal is to deliver superior long-term value to our stockholders. That means more than focusing solely on short-term earnings. It means continued investments in our core businesses, ongoing training and development of employees, prudent risk management, responsive corporate governance, and, most importantly, the cultivation and retention of customer relationships. These are the foundations of sustainable revenue growth and long-term profitability. The year 2002 was as much about progress in those areas as it was about record earnings.

The heart of our operating strategy is the Customer Champion Brand Promise formally introduced in 2001: "At National City, we care about doing what's right for our customers." It is a simple but powerful statement. The promise speaks to a long-term customer relationship philosophy rather than a transactional one, to superior products and service, and to a fair value exchange. Our goal is not just to be the lead bank in our marketplace, but also the lead bank for each and every one of our customers.

To that end, we are investing heavily, but we believe appropriately, in our core banking businesses. Building on improved service quality and employee training initiatives, we have enhanced our product offerings and are marketing them aggressively. To cite just one example, our free checking and free online bill payment products have attracted thousands of new accounts, representing opportunities for expanded profitable relationships going forward. In middle market corporate banking, independent, third-party customer surveys continue to show National City as the bank of choice in our marketplace,

 [PHOTO OF                  [PHOTO OF                      [PHOTO OF
 DAVID A. DABERKO]          WILLIAM E. MACDONALD III]      ROBERT G. SIEFERS]


                                                                 (left to right)

                                                                DAVID A. DABERKO
                                                                  Chairman & CEO

                                                        WILLIAM E. MACDONALD III
                                                                   Vice Chairman

                                                               ROBERT G. SIEFERS
                                                                   Vice Chairman

with relationship manager, cash management, and operations capabilities on par with the very best providers anywhere. This business is poised to rebound sharply in an economic recovery.


In Consumer and Small Business Financial Services, which comprises the deposit and lending business conducted through the branch system, call centers, and Internet, we have initiated a series of major investments. "Customer Connections" entails the complete revamp of teller and platform screens and dramatically improves information flow while streamlining processes. The initial payback is a reduction of paper and process time in the branches and back office; however, the long-term value is in providing timely, relevant informa-tion to improve sales effectiveness. The project is on schedule, with the first set of branches beginning to convert in 2003, continuing into 2004. Neither 2002 nor 2003 financial results benefit from this project; in fact, the reverse is true. We're investing today for 2004 and well beyond.

The goal of these initiatives is to create a powerful and meaningful brand. As was demonstrated in the various corporate scandals of the past year, reputation is everything, especially in a service business. Our brand, exemplified by a culture of quality service, customer care, ethical behavior, and productive relationships, is closely linked to our reputation and credibility with all of National City's constituencies, and has the potential to be a significant component of our share price over time.

Similarly, the corporate governance enhancements we announced in October can be thought of as extensions of the brand promise to stockholders. We are proud to be in a leadership position in adopting governance practices that put us in the top 5 percent of the largest U.S. corporations in the quality of corporate governance, according to data compiled by Institutional Shareholder Services, an independent proxy and governance advisory firm. Indeed, several of the "reforms" now being adopted by many companies, such as non-classified boards, prohibitions on option repricing, and elimination of so-called shareholder rights plans, have been in place at National City for many years.

The road ahead is not an easy one. Although we face the challenges of an uncertain economy and an unforgiving competitive environment, we have never been in a better position to address them. Our management team is strong and focused, our products are first-rate and our employees are well-trained and motivated. In that sense, the future has never been brighter for National City.


Thank you for your continued support and investment.

/s/ David A. Daberko
David A. Daberko
Chairman and CEO
January 23, 2003


                                                        2002 ANNUAL REPORT     3

2002
THE YEAR IN REVIEW

[PHOTO OF MAN]

"I had a problem and the manager stayed on after closing hours to get it fixed for me. He went way beyond his job."


DELIVERING ON OUR PROMISE

National City has always been a good company. We want to become a great one. A key factor to our success will be how well we continue to connect the "Customer Champion" brand promise to the customer experience. To that end, we are maintaining a strong effort to ensure that every National City employee, in any capacity, understands and is motivated to do "what's right for our customers" daily.

Our commitment to this direction is powerful. In customer relationships, cross-selling, products per household, new core relationship households, service quality measurements, behaviors and attitudes, we are gaining significant momentum. Our brand promise is not only coming to life, it's taking hold.

Our challenge is to maintain and support the energy behind what we've done and are continuing to do, so that each time a customer or prospect experiences National City - whether in person, online, on the phone, or in seeing our advertising - that experience matches the promise of our message. When we consistently deliver the experience that equals expectations, "Customer Champion" will indeed be how we do business.

[PHOTO OF A WOMAN]

"Nancy makes it her business to know and understand our business. She brings real value to our relationship - and that means a lot, coming from your bank."


 LISTENING TO CUSTOMERS: INDIVIDUALS AND SMALL BUSINESS

Our brand prescribes that we listen and learn about what our customers want and need, then act on that knowledge. In 2002, we took steps to better meet customer needs by re-aligning our organization.

Our newly shaped Consumer and Small Business Financial Services division can better deliver services to our consumer and small business customers through smoother coordination with branches, call centers and electronic banking, plus easier access to many other financial services such as mortgage and credit card.

For example, this year we aggressively launched new consumer and small business checking accounts, eliminating monthly fees and minimum balance requirements for new accounts. Putting the customer at the heart of our strategic decisions and actions is an exciting strategy and gives us a gateway toward earning additional business. Because the checking account is most often the core of consumer and small business banking relationships, our broad range of competitive financial services works to solidify these new customers into a deeper connection with National City.

Here's another example: We are now offering free, online bill payment in the belief that once customers enroll in and activate this service, they will stay with us and expand their relationship with the bank. Foregoing the fee has been more than balanced out by higher customer loyalty and increased account activity. In Gomez Advisors' independent ranking of online banking capabilities, we are now rated in the top 10, a tremendous upsurge from three years ago.

                                                        2002 ANNUAL REPORT     5

[PHOTO OF PRITPAL (PETE) S. SAHOTA]

"I'm a head teller at National City. One Saturday morning on my day off, I visited another National City branch to conduct personal business and found the lobby crowded with customers. So I just hung up my coat and went to work on the teller line for several hours to help out. Sometimes, that's what it takes."

Pritpal (Pete) S. Sahota
Head Teller and Sales Associate, Cleveland, Ohio

National City Excel Award Winner

- National City is the sixth largest small business lender in the country,(1) and the number one SBA lender in our six-state area.(2)

- In 2002, BtoB magazine ranked National City's corporate Web site among the top-rated sites operated by a bank.(3)

- Gomez Advisors ranked NationalCity.com in 10th place in its biannual scorecard ranking, an improvement from 59th just three years ago.(4)

- Our stock transfer group received the No. 1 rating in customer satisfaction, in their category, for the fifth consecutive year from an annual independent study of the securities industry(5) - National City is the only company to have earned this rating so often.

(1) National Association of Government Guaranteed Lenders, Inc. Top 30 7(a) Lenders based on number of loans approved for the fiscal year ended 9/30/02.

(2) No. 1 SBA Lender based on aggregate data from SBA district offices for OH, PA, MI, IN, KY and IL for the fiscal year 2002. Total SBA loan figures are for type 7(a) loans, except in OH, where totals include 504 loans.

(3) BtoB magazine (8/12/02).

(4) Gomez rankings from 3rd quarter 2002 and 3rd quarter 1999.

(5) Group Five, Inc. 2002 Shareowner Services Corporate Satisfaction Study.


QUALITY OF SERVICE TO MATCH BRAND EXPECTATIONS

It is relatively easy to attract new customers. The challenge is, once we have them, how well can we keep them? We know the answer is service quality, an area where we have made significant progress this year.

We have taken major steps to foster, train, coach, support, and reward employees for actions that put customers first. Brand means nothing if it is not carried out every day on the line. And so we are fostering attitudes about what it means to be a "Customer Champion," measuring constantly and role-modeling success.
At workshops and teleconferences, we develop and share ideas to help us build a favorable customer experience so each customer will say or feel, "That's why National City is my bank."

The independent customer surveys we do in our branches daily show continuous and significant improvement. Nearly 50 percent of our branches exceeded stretch goals and 96 percent surpassed baseline goals by the end of 2002. In our quest to become a great company in 2003, those goals have been raised even higher.

Our brand position and promise continues to resonate with National City employees as well, proving to be a motivator and inspiration throughout the bank. Brand thinking has infiltrated and positively affected employee behavior, which translates into the continued growth of better banking experiences for our customers.

Our focus is to maintain this service quality momentum so customers will continue to feel that National City is their bank; the one they would recommend to a friend or relative. Our goal is to be the clear bank of choice in each city, community, and neighborhood we serve.

TAKING STEPS IN TECHNOLOGY
National City's "Customer Connections" initiative will replace current branch and call center technology beginning in 2003. As the largest such program National City has ever undertaken, Customer Connections is much more than a technology solution. The thinking behind this investment is translating customer knowledge into a single technology platform. Our employees will have faster and more complete information, allowing them to serve customers more fully and improve cross-sell and products per household ratios.

[PHOTO OF PATRICK GORBETT]

 "When a competitor of mine wanted to retire, he offered to sell me his business. At the time, I couldn't afford it. Then Betsy at National City suggested securing long-term lease agreements from my clients. Her idea helped me buy the business. That's typical Betsy. Instead of looking at me like a number, she sees things from a different perspective. My name is Pat Gorbett and my bank is National City."

Patrick Gorbett
President,
Great Lakes Cold Storage
Cleveland, Ohio


BRINGING OUR BRAND TO LIFE
In 2002, National City was launched into the public consciousness with a memorable series of television commercials demonstrating how our brand promise plays out in the experiences of the people who matter most - our customers. Based on real stories, the power of this compelling campaign comes from customers using their own words to describe their National City experiences.

As National City customers consistently receive more out of a banking experience or relationship than expected and individual employees and teams feel empowered to create the experiences that bring our brand to life, we will continue to grow and prosper. Respect, friendliness and accountability earn each customer's loyalty which is reflected in the powerful statement, "My bank is National City."

                                                        2002 ANNUAL REPORT     7

                               BOARD OF DIRECTORS

OFFICERS
                             [PHOTO OF                     [PHOTO OF                 [PHOTO OF                  [PHOTO OF
OFFICE OF THE CHAIRMAN       DAVID A. DABERKO]             JON E. BARFIELD]          JAMES S. BROADHURST]       JOHN W. BROWN]
DAVID A. DABERKO             David A. Daberko(2,3)         Jon E. Barfield(1,3,4,6)  James S. Broadhurst(1,5,6) John W. Brown(3,4,5)
Chairman and CEO             Chairman & CEO                Chairman & President      Chairman & CEO             Chairman, President
                             National City Corporation     The Bartech Group, Inc.   Eat'n Park Hospitality     & CEO
                                                                                     Group, Inc.                Stryker Corporation
WILLIAM E. MACDONALD III
Vice Chairman
ROBERT G. SIEFERS
Vice Chairman

EXECUTIVE VICE PRESIDENTS
JAMES R. BELL III
PAUL G. CLARK
JOHN D. GELLHAUSEN             [PHOTO OF                   [PHOTO OF                 [PHOTO OF                 [PHOTO OF
THOMAS W. GOLONSKI           DUANE E. COLLINS]             CHRISTOPHER M.CONNOR]     SANDRA AUSTIN CRAYTON]    DANIEL E. EVANS]
JON L. GORNEY                Duane E. Collins(2,3,5)       Christopher M.Connor(5,6) Sandra Austin Crayton     Daniel E. Evans
JEFFREY D. KELLY             Chairman                      Chairman & CEO            (2,4,7)                   (1,2,6)
Chief Financial Officer      Parker Hannifin Corporation   The Sherwin-Williams      CEO                       Retired Chairman
TIMOTHY J. LATHE                                           Company                   Austin & Associates       Bob Evans Farms, Inc.
HERBERT R. MARTENS, JR.
ROBERT J. ONDERCIK
TED M. PARKER
J. ARMANDO RAMIREZ
PETER E. RASKIND
PHILIP L. RICE
SHELLEY J. SEIFERT
STEPHEN A. STITLE
DAVID L. ZOELLER
General Counsel and
 Secretary



                             [PHOTO OF                     PHOTO OF                  [PHOTO OF                  [PHOTO OF
SENIOR VICE PRESIDENTS       JOSEPH T. GORMAN]             PAUL A. ORMOND]           ROBERT A. PAUL]            GERALD L.SHAHEEN]
JEFFREY M. BIGGAR            Joseph T. Gorman(4,5)         Paul A. Ormond(3,5)       Robert A. Paul(1,2,3,7)    Gerald L.Shaheen
WILLIAM I. CORNETT, JR.      Retired Chairman              Chairman, President & CEO President & CEO            (4,5)
RICHARD J. DEKASER           TRW Inc.                      Manor Care, Inc.          Ampco-Pittsburgh           Group President
J. ANDREW DUNHAM                                                                      Corporation               Caterpillar Inc.
PAUL D. GERAGHTY
KENNETH M. GOETZ
JANE GREBENC
MARY H. GRIFFITH
JAMES P. GULICK
General Auditor
JOSEPH J. HERR
JAMES HUGHES
THOMAS C. KAYLOR
J. MICHAEL KEARNEY
JANIS E. LYONS
Comptroller
W. ROBERT MANNING JR.
BRUCE A. MCCRODDEN             [PHOTO OF                   [PHOTO OF                         [PHOTO OF
GARY P. OBERS                JEROME F. TATAR]              JERRY SUE THORNTON]               MORRY WEISS]
T. MICHAEL PRICE             Jerome F. Tatar(1,3,7)        Jerry Sue Thornton, Ph.D(2,6,7)   Morry Weiss(3,4,7)
KAMALA R. RAGHAVAN           Retired Chairman              President                         Chairman & CEO
THOMAS A. RICHLOVSKY         MeadWestvaco Corporation      Cuyahoga Community College        American Greetings
Treasurer                                                                                    Corporation
WILLIAM H. SCHECTER
THOMAS H. SCHROTH
KARIN L. STONE
GREGORY L. TUNIS



COMMITTEES:

(1) Audit        (4) Nominating and Board               (6) Public Policy
                      of Directors Governance
(2) Dividend                                            (7) Investment
                 (5) Compensation & Organization
(3) Executive

FINANCIAL REVIEW
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA(a)

-----------------------------------------------------------------------------------------------------------------
                                                               For the Calendar Year
-----------------------------------------------------------------------------------------------------------------
 (IN MILLIONS, EXCEPT PER SHARE
            AMOUNTS)                2002       2001      2000      1999      1998      1997      1996      1995
-----------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME
  Interest income:
   Loans                            $5,334     $5,864    $5,790    $4,938    $4,812    $4,487    $4,425    $4,383
   Securities                          546        518       740       922       885       840       854       966
   Other                                36         33        37        53        60        36        40        52
-----------------------------------------------------------------------------------------------------------------
     Total interest income           5,916      6,415     6,567     5,913     5,757     5,363     5,319     5,401
  Interest expense:
   Deposits                          1,148      1,778     1,937     1,636     1,846     1,813     1,862     1,975
   Borrowings and long-term debt       762      1,198     1,671     1,277       999       739       612       673
-----------------------------------------------------------------------------------------------------------------
     Total interest expense          1,910      2,976     3,608     2,913     2,845     2,552     2,474     2,648
-----------------------------------------------------------------------------------------------------------------
  Net interest income                4,006      3,439     2,959     3,000     2,912     2,811     2,845     2,753
  Provision for loan losses            682        605       287       250       201       225       240       205
-----------------------------------------------------------------------------------------------------------------
   Net interest income after
    provision for loan losses        3,324      2,834     2,672     2,750     2,711     2,586     2,605     2,548
  Fees and other income              2,731      2,533     2,427     2,243     2,180     1,766     1,528     1,332
  Securities gains, net                 81        145        57       138       134        81       109        42
-----------------------------------------------------------------------------------------------------------------
     Total noninterest income        2,812      2,678     2,484     2,381     2,314     1,847     1,637     1,374
  Noninterest expense before
   merger charges                    3,730      3,345     3,184     2,983     2,998     2,727     2,725     2,690
  Merger charges                        --         --        --        --       379        66        75        24
-----------------------------------------------------------------------------------------------------------------
     Total noninterest expense       3,730      3,345     3,184     2,983     3,377     2,793     2,800     2,714
-----------------------------------------------------------------------------------------------------------------
   Income before income taxes
    and cumulative effect of
    accounting changes               2,406      2,167     1,972     2,148     1,648     1,640     1,442     1,208
  Income taxes                         812        779       670       743       577       518       448       380
-----------------------------------------------------------------------------------------------------------------
   Income before cumulative
    effect of accounting changes     1,594      1,388     1,302     1,405     1,071     1,122       994       828
  Cumulative effect of
   accounting changes, net              --         --        --        --        --        --        --        --
-----------------------------------------------------------------------------------------------------------------
  Net income                        $1,594     $1,388    $1,302    $1,405    $1,071    $1,122     $ 994     $ 828
=================================================================================================================
PER COMMON SHARE
  Diluted net income                 $2.59      $2.27     $2.13     $2.22     $1.61     $1.71     $1.48     $1.22
  Dividends declared                  1.20       1.16      .855     1.085       .97       .86       .94       .65
  Dividends paid                      1.20       1.16      1.14      1.06       .94       .84       .74       .65
  Average diluted shares            616.17     611.94    612.63    632.45    665.72    655.47    673.10    676.48
  Book value                        $13.59     $12.15    $11.06    $ 9.39    $10.69    $ 9.75    $ 9.39    $ 8.77
  Market value (close)               27.32      29.24     28.75     23.69     36.25     32.88     22.44     16.56
FINANCIAL RATIOS
  Return on average common
   equity                            19.90%     19.89%    21.29%    22.64%    15.40%    18.20%    16.69%    15.44%
  Return on average total equity     19.90      19.86     21.21     22.56     15.37     18.20     16.61     15.19
  Return on average assets            1.54       1.49      1.52      1.67      1.34      1.56      1.40      1.15
  Average stockholders' equity
   to average assets                  7.74       7.51      7.18      7.39      8.70      8.57      8.44      7.59
  Dividend payout ratio              46.33      51.10     40.14     48.87     60.25     50.29     63.51     53.28
  Net interest margin                 4.34       4.09      3.85      3.99      4.11      4.37      4.47      4.24
  Net charge-offs to average
   portfolio loans                     .83        .68       .46       .43       .37       .44       .46       .42
  Efficiency ratio                   55.12      55.70     58.75     56.49     65.81     60.45     63.47     65.85
AT YEAR END
  Assets                          $118,258   $105,817   $88,535   $87,121   $88,246   $75,779   $72,918   $74,142
  Loans(b)                          96,873     84,872    69,043    62,935    61,519    53,244    50,886    50,543
  Securities                         9,211      9,859     9,904    14,904    16,119    13,798    13,412    15,384
  Deposits                          65,119     63,130    55,256    50,066    58,247    52,617    53,619    54,923
  Long-term debt                    22,730     17,316    18,145    15,038     9,689     6,297     3,516     3,515
  Common stockholders' equity        8,308      7,381     6,740     5,698     6,977     6,158     6,216     5,706
  Total stockholders' equity         8,308      7,381     6,770     5,728     7,013     6,158     6,216     5,892
  Common shares outstanding         611.49     607.35    609.19    607.06    652.65    631.39    661.72    650.96
=================================================================================================================

--------------------------------  ---------------------------
                                     For the Calendar Year
--------------------------------  ---------------------------
 (IN MILLIONS, EXCEPT PER SHARE
            AMOUNTS)               1994      1993      1992
--------------------------------  ---------------------------
STATEMENTS OF INCOME
  Interest income:
   Loans                           $3,673    $3,420    $3,540
   Securities                         911       945     1,041
   Other                               20        14        56
---------------------------------------------------------------------
     Total interest income          4,604     4,379     4,637
  Interest expense:
   Deposits                         1,479     1,547     1,949
   Borrowings and long-term debt      420       187       153
------------------------------------------------------------------------------
     Total interest expense         1,899     1,734     2,102
---------------------------------------------------------------------------------------
  Net interest income               2,705     2,645     2,535
  Provision for loan losses           196       228       305
------------------------------------------------------------------------------------------------
   Net interest income after
    provision for loan losses       2,509     2,417     2,230
  Fees and other income             1,274     1,202     1,099
  Securities gains, net                35        59       100
---------------------------------------------------------------------------------------------------------
     Total noninterest income       1,309     1,261     1,199
  Noninterest expense before
   merger charges                   2,635     2,540     2,597
  Merger charges                       --        --        --
-----------------------------------------------------------------------------------------------------------------
     Total noninterest expense      2,635     2,540     2,597
-----------------------------------------------------------------------------------------------------------------
   Income before income taxes
    and cumulative effect of
    accounting changes              1,183     1,138       832
  Income taxes                        364       334       256
-----------------------------------------------------------------------------------------------------------------
   Income before cumulative
    effect of accounting changes      819       804       576
  Cumulative effect of
   accounting changes, net             --        60      (21)
-----------------------------------------------------------------------------------------------------------------
  Net income                        $ 819     $ 864     $ 555
================================
PER COMMON SHARE
  Diluted net income                $1.21     $1.25      $.82
  Dividends declared                  .59       .53       .47
  Dividends paid                      .59       .53       .47
  Average diluted shares           674.85    691.68    677.63
  Book value                       $ 7.43    $ 7.69    $ 6.53
  Market value (close)              12.94     12.25     12.41
FINANCIAL RATIOS
  Return on average common
   equity                           16.39%    18.38%    13.72%
  Return on average total equity    16.09     17.42     12.54
  Return on average assets           1.23      1.37       .91
  Average stockholders' equity
   to average assets                 7.62      7.88      7.27
  Dividend payout ratio             48.76     42.40     57.32
  Net interest margin                4.53      4.71      4.68
  Net charge-offs to average
   portfolio loans                    .35       .50       .69
  Efficiency ratio                  65.22     64.84     69.95
AT YEAR END
  Assets                          $70,438   $66,395   $62,469
  Loans(b)                         47,536    42,996    39,708
  Securities                       15,338    16,441    15,525
  Deposits                         54,755    51,388    51,228
  Long-term debt                    2,693     1,515     1,264
  Common stockholders' equity       4,851     5,120     4,269
  Total stockholders' equity        5,039     5,318     4,582
  Common shares outstanding        652.68    665.66    653.40
================================

(a)Prior period data have been restated for stock splits and pooling-of-interests business combinations
(b)Includes loans held for sale or securitization

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------


The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for each of the past three years and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 34 through 70.

Portions of this financial review, as well as the notes to the consolidated financial statements, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans, changes in regulatory or legislative requirements, changes in competitive conditions, continuing consolidation in the financial services industry, and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

National City's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

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

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Credit Risk Management section of this financial review.

Retained interests, including mortgage and other servicing assets, are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of retained interests is considered a critical accounting estimate. Notes 1, 4, and 10 to the consolidated financial statements include further discussion on the accounting for these assets as well as provide sensitivity analyses showing how the value of these assets change in response to adverse changes in the key assumptions used to determine their value.

                                                                              11
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The valuation of derivative instruments is considered critical because the majority of the derivative instruments held by the Corporation are valued using discounted cash flow modeling techniques, which require the use of estimates regarding the amount and timing of future cash flows. Derivative instruments are also carried at fair value on the consolidated balance sheet with changes in value recorded in the income statement. Notes 1 and 23 to the consolidated financial statements provide further discussion on the accounting for and the Corporation's use of derivative instruments.

Lease financing receivables include a residual value component, which represents the estimated value of the leased asset upon the expiration of the lease. The Corporation leases various types of equipment under commercial lease financing arrangements and also has a portfolio of automobile lease financings, although this portfolio has been declining since the decision was made in December 2000 to cease originating automobile leases. The valuation of residual assets is considered critical due to the sensitivity in forecasting the impact of product and technology changes, consumer behavior, competitor initiatives, shifts in supply and demand, and economic conditions, among other factors, on the fair value of residual assets. Notes 1 and 6 to the consolidated financial statements provide further discussion of the Corporation's lease financing arrangements.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Corporation during 2002 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Corporation's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

EARNINGS SUMMARY

National City reported net income of $1.6 billion, or $2.59 per diluted share, in 2002, compared to $1.4 billion, or $2.27 per diluted share, in 2001, and $1.3 billion, or $2.13 per diluted share, in 2000. Returns on average common equity and average assets for 2002 were 19.9% and 1.54%, respectively, compared to returns of 19.9% and 1.49%, respectively, in 2001 and returns of 21.3% and 1.52%, respectively, in 2000.

Over the last several years, National City has focused on improving its products and service quality levels consistent with the formal adoption in 2000 of its Customer Champion Brand Promise: "National City Cares About Doing What's Right for Our Customers." Efforts have included measurement and improvement of service quality, increased investment in customer-focused products and technologies, and the establishment of the National City Institute to deepen employee training on our brand and culture. Accompanying these infrastructure investments has been renewed emphasis on creating long-term customer relationships by providing a full array of financial products and services to meet the needs of individual and business customers through their personal and business life cycles. Tangible evidence of this focus has been a move toward market-driven deposit account rates, initiation of free checking, an improved retail asset management account, improved small business cash management products, and development of capital markets expertise to complement strong middle market relationship competencies.

In addition, balance sheet restructuring efforts were undertaken which focused on retaining assets with the highest risk-adjusted returns. Specifically, National City began to retain on its balance sheet high-quality nonconforming mortgages originated through its subsidiary, First Franklin Financial Corporation (First Franklin), sold fixed-rate debt securities and low-margin adjustable-rate mortgages and student loans, and securitized credit card receivables and automobile loans. These actions helped to improve capital efficiency and the net interest margin. In December 2000, National City also ceased origination of retail automobile leases and closed certain retail and wholesale nonconforming loan origination units operated through its subsidiary National City Home Loan Services, Inc. (formerly Altegra Credit Company or Altegra).

Benefits from these initiatives, combined with the record levels of mortgage banking activity resulting from the historically low interest rate environment, partially offset by higher credit costs, led to strong financial results in 2002 and 2001.

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------


                                                                           Daily Average Balance
--------------------------------------------------------------------------------------------------------------
                   (DOLLARS IN MILLIONS)                        2002      2001      2000      1999      1998
--------------------------------------------------------------------------------------------------------------
ASSETS
  Earning assets:
   Loans(a):
    Commercial                                                $ 25,369   $27,291   $24,830   $22,359   $20,135
    Real estate - commercial                                     8,005     6,788     6,222     6,239     6,407
    Real estate - residential                                   29,615    21,796    14,423    12,427    12,756
    Home equity lines of credit                                  6,986     5,215     4,204     3,312     3,102
    Credit card and other unsecured lines of credit              1,900     2,197     2,431     2,025     1,860
    Other consumer                                              11,384    12,318    13,215    13,831    12,589
--------------------------------------------------------------------------------------------------------------
      Total loans                                               83,259    75,605    65,325    60,193    56,849
   Securities available for sale, at amortized cost:
    Taxable                                                      8,154     7,977    11,195    14,139    12,967
    Tax-exempt                                                     674       733       793       866       941
--------------------------------------------------------------------------------------------------------------
      Total securities available for sale                        8,828     8,710    11,988    15,005    13,908
   Federal funds sold, security resale agreements, and other
    investments                                                    854       522       469       923       990
--------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates          92,941    84,837    77,782    76,121    71,747
  Allowance for loan losses                                     (1,033)     (975)     (987)     (987)     (983)
  Fair value appreciation (depreciation) of securities
   available for sale                                              255       167      (310)      129       530
  Nonearning assets                                             11,316     9,081     9,065     9,028     8,759
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $103,479   $93,110   $85,550   $84,291   $80,053
==============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing liabilities:
   NOW and money market accounts                              $ 20,740   $18,120   $16,549   $16,804   $17,472
   Savings accounts                                              2,561     2,713     3,207     3,818     4,158
   Consumer time deposits                                       15,064    15,332    15,457    14,898    16,619
   Other deposits                                                3,613     5,802     2,936     3,053     4,009
   Foreign deposits                                              6,302     4,319     3,128     2,679     1,715
   Federal funds borrowed                                        5,459     4,637     3,043     3,258     3,124
   Security repurchase agreements                                3,327     3,887     3,846     4,821     4,118
   Borrowed funds                                                2,406     1,748     2,687     2,879     3,005
   Long-term debt and capital securities                        19,558    16,415    16,454    13,316     7,698
--------------------------------------------------------------------------------------------------------------
      Total interest bearing liabilities/total interest
       expense/rates                                            79,030    72,973    67,307    65,526    61,918
  Noninterest bearing deposits                                  13,685    11,622    10,792    11,473     9,945
  Accrued expenses and other liabilities                         2,756     1,524     1,311     1,061     1,225
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                               95,471    86,119    79,410    78,060    73,088
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       8,008     6,991     6,140     6,231     6,965
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $103,479   $93,110   $85,550   $84,291   $80,053
==============================================================================================================
NET INTEREST INCOME
==============================================================================================================
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
--------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
==============================================================================================================

(a)Includes loans held for sale or securitization

NET INTEREST INCOME

The primary source of the Corporation's revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, including interest bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. Changes in net interest income are most often measured through two statistics - interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest bearing liabilities represents the interest spread. The net interest margin is expressed as the percentage of net interest income to average earning assets. Both the interest spread and net interest margin are presented on a tax-equivalent basis. Because noninterest bearing sources of funds, or free funding, principally demand deposits and stockholders' equity, also support earning assets, the net interest margin exceeds the interest spread.

The table above presents net interest income, interest spread, and net interest margin for the five years 1998 through 2002, comparing daily average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense and the corresponding average rates earned and paid. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2002, 2001, and 2000 were $30.4 million, $33.3 million, and $33.7 million, respectively. Average outstanding loan balances include nonperforming loans and loans held for sale or securitization. Average outstanding securities balances are computed based on amortized cost and exclude unrealized gains and losses on securities available for sale.

                                                                              13
--------------------------------------------------------------------------------


                      Interest                                         Average Rate
---------------------------------------------------------------------------------------------------
  2002       2001       2000       1999       1998       2002      2001     2000     1999     1998
---------------------------------------------------------------------------------------------------
$1,212.2   $1,890.9   $2,194.8   $1,749.9   $1,641.1     4.78%     6.93%    8.84%    7.83%    8.15%
   534.5      540.3      549.6      537.6      576.8     6.68      7.96     8.83     8.62     9.00
 2,118.7    1,711.7    1,198.6      962.7      982.0     7.15      7.85     8.31     7.75     7.70
   350.8      397.0      393.2      285.2      280.3     5.02      7.61     9.35     8.61     9.04
   175.9      264.3      338.3      267.1      258.5     9.26     12.04    13.92    13.19    13.90
   953.5    1,071.5    1,126.7    1,147.6    1,086.4     8.38      8.70     8.53     8.30     8.63
---------------------------------------------------------------------------------------------------
 5,345.6    5,875.7    5,801.2    4,950.1    4,825.1     6.42      7.77     8.88     8.22     8.49
   509.3      480.0      697.9      876.1      836.4     6.25      6.02     6.23     6.20     6.45
    54.9       59.6       64.4       71.4       75.8     8.15      8.13     8.12     8.24     8.04
---------------------------------------------------------------------------------------------------
   564.2      539.6      762.3      947.5      912.2     6.39      6.20     6.36     6.32     6.56
    36.4       32.8       36.8       52.0       59.6     4.26      6.29     7.85     5.63     6.03
---------------------------------------------------------------------------------------------------
$5,946.2   $6,448.1   $6,600.3   $5,949.6   $5,796.9     6.40%     7.60%    8.49%    7.82%    8.08%
$  301.5   $  502.7   $  621.3   $  519.6   $  542.0     1.45%     2.78%    3.76%    3.09%    3.10%
    20.9       36.0       53.4       64.6       82.9      .82      1.33     1.67     1.69     1.99
   645.5      843.3      884.7      761.6      914.0     4.28      5.50     5.72     5.11     5.50
    66.5      243.4      183.9      155.3      218.0     1.84      4.20     6.26     5.09     5.44
   113.9      152.3      193.7      134.4       89.3     1.81      3.53     6.19     5.02     5.21
   115.7      186.3      195.5      166.2      167.8     2.12      4.02     6.43     5.10     5.37
    34.7      111.1      200.4      201.9      186.1     1.04      2.86     5.21     4.19     4.52
    37.4       64.0      164.7      144.2      168.5     1.55      3.66     6.13     5.01     5.61
   574.4      836.8    1,110.6      764.8      476.4     2.94      5.10     6.75     5.74     6.19
---------------------------------------------------------------------------------------------------
$1,910.5   $2,975.9   $3,608.2   $2,912.6   $2,845.0     2.42%     4.08%    5.36%    4.45%    4.59%
===================================================================================================
$4,035.7   $3,472.2   $2,992.1   $3,037.0   $2,951.9
===================================================================================================
                                                         3.98%     3.52%    3.13%    3.37%    3.49%
                                                          .36       .57      .72      .62      .62
---------------------------------------------------------------------------------------------------
                                                         4.34%     4.09%    3.85%    3.99%    4.11%
===================================================================================================

In order to manage exposure to changes in interest rates, the Corporation uses various types of derivative instruments. The cash flows generated by derivative instruments used to manage interest rate risk associated with earning assets and interest bearing liabilities are included in interest income or expense of the hedged item and consequently affect the yields on those assets and liabilities. Further discussion of the derivative instruments used to manage interest rate risk and the accounting for these instruments is included in Notes 1 and 23 to the consolidated financial statements. A discussion of the effects of changing interest rates is included in the Market Risk Management section beginning on page 30.

Tax-equivalent net interest income in 2002 was $4,035.7 million, up from $3,472.2 million in 2001 and $2,992.1 million in 2000. The net interest margin increased to 4.34% in 2002 from 4.09% in 2001 and 3.85% in 2000. The growth in net interest income and the net interest margin in both 2002 and 2001 was driven by strong mortgage loan volumes, a more favorable earning asset mix, a higher level of core deposits, and lower funding costs. Over the past three years, the Corporation has taken steps to improve its earning asset mix. In 2000, the Corporation restructured the balance sheet by selling $2.0 billion of low-spread student loans, $3.7 billion of fixed-rate debt securities, and $1.0 billion of low-spread adjustable-rate mortgages. The Corporation also began to retain high-quality nonconforming mortgages originated through its First Franklin subsidiary and diversified its funding sources by securitizing credit card receivables and automobile loans. Securitization involves the sale of a pool of assets to a trust, which sells undivided interests to investors through public or private issuance of asset-backed securities. As loan receivables are securitized, on-balance sheet funding needs are reduced by the amount of the receivables securitized. During 2002, $425.0 million of credit card receivables and $1.1 billion of automobile loans were securitized. In 2001 and 2000, $425.0 million and $600.0 million of credit card receivables were securitized, respectively.

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------


The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income due to volume and rate variances for major categories of earning assets and interest bearing liabilities. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

------------------------------------------------------------------------------------------------
                                    2002 VS 2001                             2001 vs 2000
                         -----------------------------------     -------------------------------------
                           DUE TO CHANGE IN                       Due to Change in
                         ---------------------        NET        -------------------       Net
(IN MILLIONS)            VOLUME        RATE         CHANGE       VOLUME       RATE       CHANGE
------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN
 TAX-EQUIVALENT
 INTEREST INCOME -
Loans:
 Commercial              $(133.2)    $  (545.5)    $  (678.7)    $217.7      $(521.6)    $(303.9)
 Real
 estate - commercial       100.4        (106.2)         (5.8)      51.1        (60.4)      (9.3)
 Real
 estate - residential      614.6        (207.6)        407.0      613.5       (100.4)     513.1
 Home equity lines of
 credit                    135.1        (181.3)        (46.2)      94.5        (90.7)       3.8
 Credit card and other
 unsecured lines of
 credit                    (35.7)        (52.7)        (88.4)     (32.6)       (41.4)     (74.0)
 Other consumer            (81.5)        (36.5)       (118.0)     (75.9)        20.7      (55.2)
Securities available
 for sale                    7.5          17.1          24.6     (208.8)       (13.9)    (222.7)
Federal funds sold,
 security resale
 agreements, and other
 investments                20.9         (17.3)          3.6        4.3         (8.3)      (4.0)
------------------------------------------------------------------------------------------------------
TOTAL                    $ 628.1     $(1,130.0)    $  (501.9)    $663.8      $(816.0)    $(152.2)
======================================================================================================
INCREASE (DECREASE) IN
 INTEREST EXPENSE -
Deposits:
 NOW and money market
 accounts                $  72.2     $  (273.4)    $  (201.2)    $ 59.1      $(177.7)    $(118.6)
 Savings accounts           (2.0)        (13.1)        (15.1)      (8.2)        (9.2)     (17.4)
 Consumer time deposits    (14.6)       (183.2)       (197.8)      (7.3)       (34.1)     (41.4)
 Purchased deposits         (8.1)       (207.2)       (215.3)     254.2       (236.1)      18.1
Federal funds borrowed,
 security repurchase
 agreements, and
 borrowed funds             32.4        (206.0)       (173.6)      40.8       (240.0)    (199.2)
Long-term debt and
 capital securities        160.4        (422.8)       (262.4)      (2.6)      (271.2)    (273.8)
------------------------------------------------------------------------------------------------------
TOTAL                    $ 240.3     $(1,305.7)    $(1,065.4)    $336.0      $(968.3)    $(632.3)
======================================================================================================
INCREASE IN
 TAX-EQUIVALENT NET
 INTEREST INCOME                                   $   563.5                             $480.1
======================================================================================================

AVERAGE EARNING ASSETS: A summary of earning assets follows:

------------------------------------------------------------------------------
    (IN MILLIONS)       2002        2001        2000        1999        1998
------------------------------------------------------------------------------
Portfolio loans        $69,032     $67,644     $62,622     $57,688     $54,727
Loans held for sale
 or securitization      14,227       7,961       2,703       2,505       2,122
Securities (at
 amortized cost)         8,828       8,710      11,988      15,005      13,908
Other                      854         522         469         923         990
------------------------------------------------------------------------------
TOTAL EARNING ASSETS   $92,941     $84,837     $77,782     $76,121     $71,747
==============================================================================

Average earning assets grew to $92.9 billion in 2002, up from $84.8 billion in 2001, and $77.8 billion in 2000 principally due to mortgage and home equity loan growth propelled by the low interest rate environment and appreciated home values.

Portfolio loan growth in 2002 was driven by nonconforming residential real estate and home equity loan production. Nonconforming mortgage loan originations generated by First Franklin grew to $10.7 billion, up 70% from $6.3 billion in 2001. A portion of this nonconforming mortgage production is retained in portfolio with the remainder sold to third parties. Over the past year, $5.5 billion of First Franklin's loan production was retained for the residential real estate portfolio. The retention of these loans drove the increase in average residential real estate loans, offset to some extent by runoff in the conforming mortgage loan portfolio as nearly all conforming mortgage production was originated for sale in the secondary market. Further discussion of conforming and nonconforming mortgage lending is included in the Financial Condition section of this financial review. Home equity loan production benefited from the low interest rate environment, appreciating home values, and a focus on the national home equity market. Somewhat offsetting the portfolio growth resulting from mortgage lending activities was a decline in average commercial loans, primarily due to the weak economic environment, which dampened loan demand, and the effects of the securitizations of $425.0 million of credit card receivables and $1.1 billion of automobile loans in the first quarter of 2002, which reduced average credit card and other consumer loan balances. Runoff in the automobile lease portfolio also reduced other consumer loan balances. The Corporation ceased originating automobile leases in December 2000.

Portfolio loan growth in 2001 was also due to strong nonconforming mortgage and home equity loan originations as well as commercial loan and lease growth resulting from market expansion in Chicago, Philadelphia, and Detroit, and growth in specialized lending. Other consumer loan balances declined in 2001 due to the sale of student loans in 2000 and runoff in the automobile lease portfolio.

The average balance of loans held for sale increased $6.3 billion, or 79%, in 2002 over 2001 due to the origination of a record number of both conforming and nonconforming mortgage loans as a result of historically low interest rates. Total conforming and nonconforming mortgages originated for sale to third parties increased to $84.1 billion in 2002 from $58.5 billion in 2001. The higher level of loans held for sale served as the primary driver of the increase in net interest income and, as a result of a steeper yield curve in 2002 as compared to 2001, also served to strengthen the net interest margin. Low interest rates also served as the primary driver of the increase in loans held for sale in 2001 as compared to 2000. The Corporation typically sells all conforming mortgage loan production into the secondary market. A portion of nonconforming loans originated are also sold to third parties on a regular basis.

Average securities balances in 2002 were maintained at a level comparable to 2001 after paring back the portfolio in 2000 through runoff and the sale of $3.7 billion of fixed-rate debt securities in an effort to improve the mix of earning assets.

                                                                              15
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING: A summary of interest bearing liabilities and funding follows:

-------------------------------------------------------------------------------
    (IN MILLIONS)        2002        2001        2000        1999        1998
-------------------------------------------------------------------------------
Noninterest bearing
  deposits             $ 13,685     $11,622     $10,792     $11,473     $ 9,945
Interest bearing core
  deposits               38,365      36,165      35,213      35,520      38,249
-------------------------------------------------------------------------------
Total core deposits      52,050      47,787      46,005      46,993      48,194
Purchased deposits        9,915      10,121       6,064       5,732       5,724
Short-term borrowings    11,192      10,272       9,576      10,958      10,247
Long-term debt and
  capital securities     19,558      16,415      16,454      13,316       7,698
-------------------------------------------------------------------------------
Total purchased
  funding                40,665      36,808      32,094      30,006      23,669
Stockholders' equity      8,008       6,991       6,140       6,231       6,965
-------------------------------------------------------------------------------
TOTAL FUNDING          $100,723     $91,586     $84,239     $83,230     $78,828
===============================================================================
TOTAL INTEREST
  BEARING LIABILITIES   $79,030     $72,973     $67,307     $65,526     $61,918
===============================================================================

The percentage of each funding source to total funding follows:

----------------------------------------------------------------
                       2002     2001     2000     1999     1998
----------------------------------------------------------------
Noninterest bearing
 deposits               13.6%    12.7%    12.8%    13.7%    12.6%
Interest bearing core
 deposits               38.1     39.5     41.8     42.7     48.5
----------------------------------------------------------------
Total core deposits     51.7     52.2     54.6     56.4     61.1
Purchased deposits       9.8     11.1      7.2      6.9      7.3
Short-term borrowings   11.1     11.2     11.4     13.2     13.0
Long-term debt and
 capital securities     19.4     17.9     19.5     16.0      9.8
----------------------------------------------------------------
Total purchased
 funding                40.3     40.2     38.1     36.1     30.1
Stockholders' equity     8.0      7.6      7.3      7.5      8.8
----------------------------------------------------------------
TOTAL                  100.0%   100.0%   100.0%   100.0%   100.0%
================================================================

Average interest bearing liabilities were $79.0 billion in 2002, compared to $73.0 billion in 2001 and $67.3 billion in 2000. Average noninterest bearing deposits increased to $13.7 billion in 2002, from $11.6 billion and $10.8 billion in 2001 and 2000, respectively. Average funding balances increased in 2002 and 2001 to support the increase in portfolio loans and loans held for sale. The Corporation considers noninterest bearing deposits, NOW and money market accounts, savings accounts, and consumer time deposits to be core deposits. Purchased deposits consists primarily of brokered certificates of deposit, certificates of deposit of $100,000 or more, and foreign deposits. Core deposits increased in 2002, continuing a growth trend that began in late 2000, reflecting new account acquisition and retention, expanded product offerings, and improved customer service. Core deposit growth also was driven by an increase in deposits associated with a higher level of mortgage banking principal payoff balances as a result of the increase in refinancing activity and, to a lesser extent, a general shift in customer preference away from the equity markets and into insured bank deposits. The Corporation increased its use of long-term funding in 2002, principally through the issuance of senior bank notes, to take advantage of the relatively low cost of such funding. Average noninterest bearing sources of funds, consisting of noninterest bearing demand and other deposits and stockholders' equity, increased to $21.7 billion in 2002 from $18.6 billion in 2001 and $16.9 billion in 2000. Despite the increase in noninterest bearing funding in both 2002 and 2001, the relative contribution of such funding to the net interest margin has declined over the past two years as a result of the significant growth in earning assets, mainly loans held for sale, and a decline in market interest rates.

NONINTEREST INCOME

Details of noninterest income follow:

-------------------------------------------------------------------
        (IN THOUSANDS)              2002        2001        2000
-------------------------------------------------------------------
Mortgage banking revenue         $  827,366  $  525,312  $  478,954
Deposit service charges             513,560     469,326     442,753
Payment processing revenue          451,037     464,627     439,440
Trust and investment management
 fees                               307,387     319,825     334,627
Card-related fees                   156,965     169,453     161,028
Brokerage revenue                   108,585      97,505      98,157
Other service fees                  101,902     115,248     103,453
Other                               264,105     371,725     368,970
-------------------------------------------------------------------
TOTAL FEES AND OTHER INCOME       2,730,907   2,533,021   2,427,382
Securities gains, net                81,092     144,802      56,852
-------------------------------------------------------------------
TOTAL NONINTEREST INCOME         $2,811,999  $2,677,823  $2,484,234
===================================================================

On the strength of mortgage banking revenue, fees and other income reached $2.7 billion in 2002, up from $2.5 billion in 2001 and $2.4 billion in 2000. Growth in deposit and cash management service charges and brokerage revenue also contributed to the increase in fee income in 2002.

Mortgage banking revenue includes mortgage loan servicing, origination, and sales activity conducted through the Corporation's wholly-owned subsidiary, National City Mortgage Co., and the Corporation's banking affiliates, as well as nonconforming mortgage loan origination and sales activity conducted through First Franklin.

Details of mortgage banking revenue follow:

-------------------------------------------------------------------
            (IN MILLIONS)                2002      2001      2000
-------------------------------------------------------------------
Servicing revenue:
 Net servicing fees                     $ 367.8   $ 270.8   $ 204.2
 Amortization of mortgage servicing
   assets                                (395.7)   (196.6)   (123.3)
 Mortgage servicing asset impairment
   charges                               (111.6)   (291.7)       --
 Mortgage servicing asset ineffective
  hedge and other derivative gains,
  net                                     343.3     328.5        --
 Gains on sales of servicing assets          --       3.0      13.7
-------------------------------------------------------------------
 Net servicing revenue                    203.8     114.0      94.6
Conforming origination and sales
  revenue                                 470.2     352.8     331.1
Other                                        --        --        .9
-------------------------------------------------------------------
Total conforming mortgage banking
 revenue                                  674.0     466.8     426.6
Nonconforming origination and sales
  revenue                                 153.4      58.5      52.4
-------------------------------------------------------------------
TOTAL MORTGAGE BANKING REVENUE          $ 827.4   $ 525.3   $ 479.0
===================================================================

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------


Information on origination and sales follows:

-----------------------------------------------------------------
            (IN MILLIONS)                2002     2001     2000
-----------------------------------------------------------------
Conforming residential mortgage loan
 originations                           $78,939  $56,043  $20,680
Nonconforming residential mortgage
 loan originations                        5,170    2,465    1,638
-----------------------------------------------------------------
TOTAL RESIDENTIAL MORTGAGE LOANS
 ORIGINATED FOR SALE                    $84,109  $58,508  $22,318
=================================================================

Conforming residential mortgage loan
 sales                                  $67,553  $41,009  $18,290
Nonconforming residential mortgage
 loan sales                               4,559    2,070    1,996
-----------------------------------------------------------------
TOTAL RESIDENTIAL MORTGAGE LOAN SALES   $72,112  $43,079  $20,286
=================================================================

Mortgage banking revenue growth in both 2002 and 2001 reflected a strong mortgage origination market driven by the historically low interest rate environment and appreciating home values and the results of successful hedging strategies used to protect the value of mortgage servicing assets. Conforming mortgage loans originated for sale to third parties increased to $78.9 billion in 2002, up from $56.0 billion in 2001, and $20.7 billion in 2000. Nonconforming loans originated for sale grew to $5.2 billion from $2.5 billion in 2001 and $1.6 billion in 2000. Virtually all conforming mortgage loan production is sold into the secondary market. A portion of nonconforming loan production is also sold to third parties. Sales of conforming mortgage loans totaled $67.5 billion in 2002, up from $41.0 billion in 2001 and $18.3 billion in 2000. Sales of nonconforming mortgage loans were $4.6 billion in 2002, up from $2.1 billion in 2001 and $2.0 billion in 2000.

The Corporation typically retains the right to service the conforming mortgage loans it sells and recognizes a mortgage servicing asset upon sale of the loan, which represents the present value of the estimated future net servicing cash flows to be realized over the estimated life of the loan. As a result of the high volume of conforming loan origination and sale activity, the unpaid principal balance of loans serviced for third parties grew to $101.9 billion at December 31, 2002, up from $73.9 billion at December 31, 2001, and $54.8 billion at December 31, 2000. Despite growth in the portfolio of loans serviced, the carrying value of mortgage servicing assets declined to $615.2 million at December 31, 2002, down from $1.1 billion a year ago, due to faster amortization and impairment reflecting higher actual and expected loan prepayments. The value of mortgage servicing assets is sensitive to changes in interest rates. In a low rate environment, as was experienced in 2002 and 2001, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the estimated value of existing mortgage servicing assets. The Corporation manages the risk associated with declines in the estimated fair value of mortgage servicing assets primarily by using derivative instruments. In both 2002 and 2001, mortgage banking revenue benefited from successful hedging strategies designed to protect the value of mortgage servicing assets, recognizing derivative gains which exceeded servicing asset valuation write-downs. Further detail on mortgage servicing assets, including a sensitivity analysis of the effect changes in assumptions have on the estimated value of servicing assets, is included in Note 10 to the consolidated financial statements.

Deposit service charges increased in both 2002 and 2001 as a result of growth in core deposits, increased cash management account activity, a higher level of customer debit card usage, and fewer waived fees. Core deposit balances have increased over the past two years as a result of new account acquisition, expanded product offerings, and improved customer service.

Payment processing revenue generated by National Processing, Inc. (National Processing), National City's 85%-owned subsidiary, declined slightly in 2002 from 2001 due to the sale of National Processing's business processing outsourcing unit in August 2001 and lower travel-related revenue, mostly offset by an increase in electronic payment processing revenue related to new customers and higher transaction volume. Over the past several years, National Processing has taken strategic steps to grow its business by focusing exclusively on electronic payment processing. These efforts have led to an expanded customer base in both the regional and national markets and served to grow revenue in 2002 and 2001 as compared to 2000, despite divestitures.

Trust and investment management fees includes both institutional trust and personal customers. Trust and investment management fee income is based primarily on the market value of assets under administration. Trust and investment management fees have declined since 2000 principally as a result of a decline in the equity markets, which has reduced the value of assets under administration. To a lesser extent, a shift in mix of administered assets from equity investment products to money market funds, which generate lower fees, also served to reduce trust and investment management fee income. At December 31, 2002, National City had total assets under administration of $134.2 billion, compared to $147.8 billion at December 31, 2001, and $151.1 billion at December 31, 2000. Assets under administration included $57.6 billion, $65.0 billion, and $66.2 billion of assets under management at December 31, 2002, 2001, and 2000, respectively. Proprietary Armada(R) mutual fund balances, included in assets under management, totaled $16.5 billion, $18.5 billion, and $16.9 billion at those same period ends.

The decrease in card-related fees in 2002 as compared to 2001 was mostly due to an increase in securitized credit card balances, which resulted in the excess cash flows on retained interests being recorded as interest income. Certain cash flows related to retained interests on securitized balances were included in card-related fees in 2001 and 2000, whereas they were included in interest income in 2002 to make the classification more consistent with industry practice. Further discussion of securitization activities is included in Notes 1 and 4 to the consolidated financial statements.

                                                                              17
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Other service fees include fees generated primarily from banking services, such as safe deposit box rentals and check cashing, and syndicated lending activities. Increased fee income from syndicated lending activities accounted for the higher level of revenue in 2001 as compared to 2002 and 2000.

Brokerage revenue in 2002 benefited from increased fixed annuity product sales driven by customers' preference for this product over equity investments and more emphasis on selling this product through the retail branch network. The equity market decline over the past two years combined with overall weaker economic conditions reduced investment banking and retail brokerage equity trading activities and related revenues in 2002 and 2001. Declines in revenue from these activities partially offset the growth generated from annuity sales in 2002 and drove the decline in brokerage revenue from 2000 to 2001.

Other fee income declined in 2002 due principally to the recognition in 2001 of an $88.8 million gain from the sale of the Corporation's preferred share interest in National Asset Management Corporation (NAMCO) and $20.0 million of gains recognized on stock received from insurance company demutualizations. Losses on principal investments also contributed to the decline as $22.9 million of losses on these investments were recognized in 2002, compared to losses of only $1.9 million in 2001. Principal investments are carried at fair value with the losses recognized resulting from regularly adjusting the carrying values to the most recent estimation of fair value. The fair values of publicly traded investments were determined by using quoted market prices, subject to liquidity discounts, sales restrictions, and regulation. Investments that are not publicly traded were adjusted to fair value based upon good-faith estimates by management. Factors used in determining the fair value of direct investments included consideration of the company's business model, current and projected financial performance, liquidity, management team, and overall economic and market conditions. Factors used in determining the fair value of indirect investments included evaluation of the general partner's valuation techniques and overall economic and market conditions. Further detail on the principal investments portfolio is included in Note 8 to the consolidated financial statements. Partially offsetting the decrease in 2002 fee income from the aforementioned items was an increase in asset securitization gains, which were $50.1 million in 2002 compared to $20.6 million in 2001. Other fee income in 2000 was boosted by a $74.2 million gain on the sale of $2.0 billion of student loans, $37.1 million of principal investment gains, a $27.2 million credit card securitization gain, and $6.5 million of insurance company demutualization gains.

Net securities gains and losses are summarized as follows:

----------------------------------------------------------------
         (IN THOUSANDS,
    EXCEPT PER SHARE AMOUNTS)       2002       2001       2000
----------------------------------------------------------------
Net gains (losses):
 Debt securities                   $ 4,276   $  2,901   $(55,958)
 Equity securities                  76,816    141,901    112,810
----------------------------------------------------------------
Net pretax gains                    81,092    144,802     56,852
Tax expense                         22,601     50,681     19,898
----------------------------------------------------------------
EFFECT ON NET INCOME               $58,491   $ 94,121   $ 36,954
================================================================
EFFECT ON NET INCOME PER DILUTED
 SHARE                                $.09       $.15       $.06
================================================================

Gains and losses on debt securities are generated mainly from the investment portfolio maintained for asset/liability management purposes, while equity securities gains are generated primarily from the Corporation's bank stock fund, an internally managed equity portfolio of bank and thrift common stock investments.

The bank stock fund is managed opportunistically, with the degree of market strength and industry consolidation affecting the comparability of achieved results between periods. Pretax gains generated from the bank stock fund were $74.5 million, $123.4 million, and $112.8 million in 2002, 2001, and 2000, respectively. Of the total bank stock gains recognized in 2002, $14.2 million represented appreciation on securities donated to the Corporation's charitable foundation.

In addition to gains from the bank stock fund, equity securities gains in 2001 included pretax gains of $18.5 million on Student Loan Marketing Association stock that was called.

In conjunction with the Corporation's balance sheet restructuring efforts in 2000, the Corporation sold $3.7 billion of fixed-rate debt securities and recognized pretax losses of $56.3 million.

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------


NONINTEREST EXPENSE

Details of noninterest expense follow:

-------------------------------------------------------------------
       (IN THOUSANDS)             2002         2001         2000
-------------------------------------------------------------------
Salaries, benefits, and other
 personnel                     $1,865,480   $1,710,309   $1,627,260
Equipment                         245,431      238,956      229,476
Net occupancy                     225,044      212,780      209,229
Third-party services              239,083      203,762      197,485
Card processing                   210,891      198,928      167,657
Marketing and public
  relations                       146,138       71,348       83,747
Postage and supplies              127,781      128,345      121,453
Goodwill and other intangible
 asset amortization                21,159       85,622       87,961
Telecommunications                 85,565       84,568       81,301
Travel and entertainment           61,221       57,553       59,505
State and local taxes              61,538       52,416       39,136
Other real estate owned            24,292        8,373          543
Other                             416,011      291,916      279,156
-------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE      $3,729,634   $3,344,876   $3,183,909
===================================================================

Noninterest expense was $3.7 billion in 2002, compared to $3.3 billion in 2001 and $3.2 billion in 2000. In general, the increases in noninterest expense over the past two years reflected higher personnel, processing, and operational costs associated with increased business volumes and various brand development, technology, and service quality initiatives.

Details of salaries, benefits, and other personnel expense follow:

-------------------------------------------------------------------
   (DOLLARS IN THOUSANDS)         2002         2001         2000
-------------------------------------------------------------------
Salaries and incentive
 compensation                  $1,588,396   $1,481,425   $1,418,695
Medical and other benefits        154,931      147,228      145,311
Contract labor                     72,332       60,109       37,183
Defined contribution plan -
 401(k)                            61,897       55,670       39,339
Defined benefit pension plan      (56,759)     (65,689)     (55,631)
Other                              44,683       31,566       42,363
-------------------------------------------------------------------
TOTAL SALARIES, BENEFITS, AND
 OTHER PERSONNEL               $1,865,480   $1,710,309   $1,627,260
===================================================================
FULL-TIME-EQUIVALENT
  EMPLOYEES                        32,731       32,360       36,097
===================================================================

Salaries, benefits, and other personnel expense increased in both 2002 and 2001 primarily due to a higher level of commissions and contract labor costs associated with mortgage loan origination and sales activity. Employee benefit-related expenses rose in both years due to higher costs associated with medical benefits, an increase in contributions to 401(k) plan participants and, in 2002, a reduction in the net periodic benefit earned related to the Corporation's defined benefit pension plan. The Corporation expects the net periodic pension benefit to decrease to approximately $15.7 million in 2003 due to a decline in the fair value of plan assets related primarily to the decline in the equity markets. Further discussion of the Corporation's benefit plans is included in Note 22 to the consolidated financial statements. The Corporation also plans to begin expensing stock options in 2003, as discussed in Note 2 to the consolidated financial statements, and estimates the associated pretax cost will be approximately $18 million. National City's staffing level on a full-time equivalent basis was slightly higher than at the end of 2001 as increases in staff to support the record level of mortgage banking activity were mostly offset by personnel reductions resulting from efficiencies achieved across the Corporation and operational changes at National Processing. The decline in staff from 2000 to 2001 was associated with divestitures at National Processing.

Equipment and net occupancy expenses increased in both 2002 and 2001 in conjunction with investments made to improve processing and communications equipment within the branches and back office of the retail banking network.

Third-party services expense rose in both 2002 and 2001 primarily due to an increase in activities outsourced related to the significant increase in mortgage banking volumes and, to a lesser extent, increases in regulatory examination fees, payment processing referral fees, and professional service fees.

The increases in card processing expense in 2002 and 2001 were driven mainly by volume increases in payment processing activity at National Processing and increases in credit and debit card usage by retail banking customers.

Amortization expense associated with intangible assets declined in 2002 due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Upon adoption on January 1, 2002, the Corporation ceased ratably amortizing its goodwill into the income statement. Further discussion of the adoption of SFAS 142 and detail of goodwill and other intangible assets is included in Note 9 to the consolidated financial statements.

Marketing and public relations expense in 2002 included a $52.8 million charge related to the donation of appreciated investment securities to the Corporation's charitable foundation. Excluding this charge, marketing and public relations expense increased due to costs associated with a brand awareness campaign, which included targeted television and print advertising across the National City footprint.

State and local tax expense increased in 2002 due primarily to an increase in franchise taxes paid by the Corporation's subsidiary banks as a result of higher capital levels. State and local tax expense was reduced in 2000 by the receipt of several tax refunds.

Other real estate owned expense is comprised of costs associated with maintaining and selling properties held for sale which were either obtained in satisfaction of nonperforming loans or were formerly used as bank premises. Also included in expense are any disposition gains and losses resulting from the sale of these assets, as well as any write-downs in the estimated fair values of such properties while they are held for sale. Other real estate owned expense has increased over the past two years as a result of an increase in the amount of other real estate owned, principally resulting from residential mortgage foreclosures.

Other noninterest expense in 2002 increased due primarily to losses related to the revaluation of community development and civic partnership investments, which totaled $67.6 million in 2002, compared to $7.1 million in 2001, a $15.9 million loss incurred in 2002 upon the

                                                                              19
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

consolidation of an asset-backed commercial paper conduit, higher expenses associated with mortgage banking activities, and increases in minority interest expense and fraud losses. Somewhat offsetting the increase in other expense in 2002 was a decline in write-downs taken on automobile lease residual values, which totaled $50.9 million in 2002 compared to $67.4 million in 2001. Noninterest expense in 2000 included $41.0 million of automobile lease residual value write-downs and an $18.0 million charge related to closing certain nonconforming retail and wholesale loan origination units and ceasing the origination of automobile leases.

The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 55.1% for 2002, down from 55.7% in 2001 and 58.8% in 2000. Over the past two years, the Corporation's efficiency ratio has improved due to revenue growth and cost management across all business lines.

INCOME TAXES

The Corporation's effective tax rate for 2002, 2001, and 2000 was 33.8%, 35.9%, and 34.0%, respectively. The higher effective tax rate in 2001 resulted primarily from a $40.0 million charge related to the settlement of a tax exposure on corporate-owned life insurance (COLI) deductions. Further discussion of the COLI tax matter is included in Note 20 to the consolidated financial statements and a reconciliation of the effective tax rate to the statutory rate is included in Note 19.

LINE OF BUSINESS RESULTS

In the second half of 2002, National City combined its conventional and nonconforming mortgage and national home equity lending groups into a new business line designated as National Consumer Finance. In addition, in-footprint dealer finance, credit card, and student lending activities formerly housed in the Consumer Finance business line were combined with retail and small business banking to form a new line of business designated as Consumer and Small Business Financial Services. National City is now functionally managed along the following five major business lines: Consumer and Small Business Financial Services, Wholesale Banking, National Consumer Finance, Asset Management, and National Processing. A detailed description of each business line, including its products, customers and markets served, and selected financial information, is included in Note 25 to the consolidated financial statements. All prior period financial information has been restated to reflect the new organizational structure.

Net income (loss) by line of business follows:

---------------------------------------------------------------
         (IN MILLIONS)             2002       2001       2000
---------------------------------------------------------------
Consumer and Small Business
 Financial Services              $  588.7   $  601.3   $  676.0
Wholesale Banking                   249.8      373.2      448.0
National Consumer Finance           701.1      193.9       76.6
Asset Management                     99.3      112.0      129.4
National Processing                  51.1       52.6       43.4
Parent and other                    (96.4)      55.1      (71.0)
---------------------------------------------------------------
CONSOLIDATED NET INCOME          $1,593.6   $1,388.1   $1,302.4
===============================================================

Results for Consumer and Small Business Financial Services for 2002 reflected growth in both loans and deposits. Home equity loan production in particular benefited from the low interest rate environment. Core deposits grew as the result of initiatives put in place over the last two years and a shift in customer preference away from the equity markets and into insured bank deposits. The initiatives included new product offerings such as free checking accounts and a new money management account, investments in training and back-office technology, and an ongoing emphasis on customer service and account retention. The cost of these customer service initiatives, combined with the effects of lower interest rates on deposit account profitability and an increase in credit costs, led to the decline in 2002 net income as compared to the previous two years. The loan loss provision increased due to higher losses on credit card, home equity, and small business loans. Offsetting the effects of lower net interest income on deposits and higher credit costs was an increase in net interest income on loans and noninterest income, due to volume-driven growth in deposit-related fees and revenue earned from lending-related insurance activities. During 2000, in conjunction with a corporate-wide initiative to strengthen financial performance, $2.0 billion of low-margin student loans were sold for a gain of $74.2 million and automobile leasing was discontinued. As of December 31, 2002, the automobile lease portfolio had run down to $571.6 million, compared to $1.2 billion a year earlier. Automobile lease residual value write-downs of $50.9 million, $67.4 million, and $41.0 million were charged to noninterest expense in 2002, 2001, and 2000, respectively. Noninterest expense in 2002 was also reduced by approximately $17 million compared to the prior years as a result of the adoption of SFAS 142, under which goodwill is no longer ratably amortized into the income statement.

Wholesale Banking's results in 2002 were adversely affected by increased credit costs and soft commercial loan demand, both stemming from a weaker economy. The provision for loan losses was $376.3 million in 2002, versus $218.0 million in 2001 and $68.9 million in 2000. Net charge-offs on loans for those same periods were $281.1 million, $185.5 million, and $68.9 million, respectively. The increases in provision and net charge-offs in both 2002 and 2001 were principally associated with large corporate credits, including nationally syndicated loans in which National City participates but is not the lead agent. In addition, economic weakness has caused financial stress among corporate customers, which has resulted in increased levels of delinquencies and losses. There were no particular industry or geographic concentration trends in

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------

charge-offs in either 2002 or 2001. Losses on principal investments in public and private entities, write-downs of commercial lease residual values, and a decline in revenue associated with syndicated lending activities also contributed to the decrease in net income in 2002. Losses on principal investments totaled $22.9 million in 2002, compared to losses of $1.9 million in 2001 and gains of $37.1 million in 2000. Commercial lease residual value write-downs totaled $8.6 million in 2002 and $4.5 million in 2001. There were no significant commercial lease residual value write-downs in 2000. Noninterest expense for 2002 was reduced by approximately $5 million as a result of the adoption of SFAS 142.

National Consumer Finance recorded strong net income in 2002 as a result of the low interest rate environment, which drove record mortgage and home equity loan originations and sales. Revenue and net income benefited from higher levels of loan originations and sales, along with an increase in servicing revenue from loans serviced for third parties and successful hedging strategies designed to protect the value of mortgage servicing assets. In comparison to 2002 and 2000, the higher loan loss provision in 2001 related to the decision made in late 2000 to close certain retail and wholesale nonconforming loan origination units of Altegra. Also as a result of the decision to close these origination units, a charge of $17.1 million was recorded in 2000. Noninterest expense in 2002 was reduced by approximately $17 million as a result of the adoption of SFAS 142.

Net income for Asset Management was down in 2002 principally due to a decline in net interest income and higher credit costs related to lending activities within the private banking division. Noninterest income was down slightly from 2001 as higher fee income related to brokerage activities, primarily the sale of annuity products, was more than offset by lower trust and investment management fee income. Trust and investment management fees were unfavorably affected by a lower level of assets under administration resulting from lower equity market values and net cash outflows, along with a shift in the mix of administered assets from equity products to money market funds, which generate lower fees. Assets under administration were $134.2 billion at December 31, 2002, down from $147.8 billion at December 31, 2001 and $151.1 billion at December 31, 2000. The adoption of SFAS 142 reduced noninterest expense in 2002 by approximately $4 million.

National Processing's net income declined slightly in 2002 as an increase in revenue from higher transaction volumes was offset by lower margins. Over the past two years, National Processing has both acquired and discontinued several business units and realigned others in an effort to focus on and strengthen its core business of electronic payment processing. During 2002, National Processing relocated certain processing operations from Mexico to the United States and recorded a $1.7 million pretax charge for severance costs and building and equipment write-downs. A $3.4 million pretax charge was also recorded in 2002 related to a separation agreement with the Company's former chief executive officer. National Processing announced a strategic decision in 2002 to discontinue processing transactions for the airline industry as existing contractual obligations expire. The contracts have various expiration dates through 2005. The revenue generated from this business represents about 8% of National Processing's total revenue. In 2001, a $3.3 million pretax charge was recognized in association with the disposal of its business processing outsourcing unit, which processed health care claims, credit card applications, and airline lift tickets. Also in 2001, National Processing acquired a 70% ownership interest in ABN AMRO Merchant Services, LLC, a merchant payment processor, and purchased from the Consumer and Small Business Financial Services line of business, its merchant business unit, which processes debit and credit card transactions. Results for 2000 included a $7.1 million pretax charge for the divestiture of a small business unit. Noninterest expense for 2002 was reduced by approximately $3 million as a result of the adoption of SFAS 142.

The parent and other category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. A net loss was incurred in the parent and other category in 2002 due to unallocated corporate expenses and losses, including the results of interest rate risk management activities, exceeding bank stock fund and other gains. Results for 2001 included an $88.8 million gain from the Corporation's sale of its investment in NAMCO. Bank stock fund gains totaled $74.5 million in 2002, $123.4 million in 2001, and $112.8 million in 2000. Other significant noninterest income and expense items affecting comparability between years were gains on the initial securitizations of credit card receivables and automobile loans totaling $50.1 million, $20.6 million, and $27.2 million in 2002, 2001, and 2000, respectively; a $15.9 million loss in 2002 resulting from the consolidation of the asset-backed commercial paper conduit; losses of $67.6 million and $7.1 million in 2002 and 2001, respectively, related to the revaluation of community development and civic partnership investments; a $52.8 million charge in 2002 associated with the donation of appreciated investment securities to the Corporation's charitable foundation; and insurance company demutualization gains totaling $20.0 million and $6.5 million in 2001 and 2000, respectively. Results for 2001 were also adversely affected by the $40.0 million tax charge related to COLI deductions. Noninterest expense in 2002 was reduced by approximately $20 million resulting from the adoption of SFAS 142.

                                                                              21
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

FINANCIAL CONDITION

LOANS: Loan balances by category at December 31 follow:

------------------------------------------------------------------------
     (IN MILLIONS)        2002      2001      2000      1999      1998
------------------------------------------------------------------------
Commercial               $24,722   $26,752   $26,704   $23,403   $22,243
Real estate - commercial   9,385     7,281     6,511     6,012     6,252
Real
 estate - residential     19,972    14,764    13,357    10,396    10,777
Home equity lines of
 credit                    8,062     5,828     4,779     3,686     3,177
Credit card and other
 unsecured lines of
 credit                    2,030     1,867     2,152     2,340     1,852
Other consumer             7,963    11,549    12,101    14,367    13,710
------------------------------------------------------------------------
TOTAL PORTFOLIO LOANS    $72,134   $68,041   $65,604   $60,204   $58,011
========================================================================
LOANS HELD
 FOR SALE OR
 SECURITIZATION          $24,738   $16,831   $ 3,439   $ 2,731   $ 3,507
========================================================================

Commercial: The commercial loan category includes loans to a wide variety of businesses, small and large, across many industries and regions. Included in this category are loans both directly originated by National City and syndicated transactions that are originated by other financial institutions. The Corporation's commercial lending policy requires each loan, regardless of whether it is directly originated or purchased through syndication, to have viable repayment sources. The risks associated with syndicated loans (that is, loans in which National City participates as part of a syndicate of financial institutions) are similar to those of directly originated commercial loans, however, additional risk may arise from the limited ability to control actions of the syndicate due to National City's limited voting percentage in the syndicate.

Shared National Credits, as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20 million in the aggregate. As of the 2002 Shared National Credit Examination, the Corporation had $14.6 billion in commitments to lend, of which $7.5 billion of loans were outstanding under this program, representing participations purchased as well as agented transactions.

With respect to loans originated by National City for syndication to other institutions, such activities are focused on long-term customer relationships. Strict policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2002, there were no unsold loans in inventory from syndication activities.

Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. In certain instances, collateral is required to provide National City with an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

Commercial loans outstanding declined to $24.7 billion at December 31, 2002, from $26.8 billion at December 31, 2001, due to the weakened economic environment, which dampened loan demand. In addition, during 2002, approximately $1.5 billion of business loans with underlying real estate collateral were transferred from the commercial loan portfolio to the commercial real estate loan portfolio to make the presentation of loans secured by real estate more consistent with bank regulatory definitions. This balance sheet transfer had no effect on credit reporting, underwriting, reported results of operations, or liquidity.

Commercial loan growth was strong for much of 2001 due to market share gains in Chicago, Philadelphia, and Detroit, combined with the success of new product offerings. Commercial loan origination activity slowed in the fourth quarter of 2001 due to the weaker economy, leaving outstanding balances relatively unchanged from year-end 2000 to year-end 2001.

The commercial lease portfolio, included in commercial loans, was $1.7 billion at December 31, 2002, compared to $2.0 billion at December 31, 2001 and $1.8 billion at December 31, 2000.

Commercial leasing activities include equipment leasing to corporate customers principally within the Corporation's six-state footprint as well as selective investments in lease transactions that are national in scope and originated from secondary sources. National City serves a diversified customer base in steel, automotive, manufacturing, transportation, and other capital-intensive industries and leases a broad range of capital equipment, including transportation, manufacturing, technology, aircraft, material handling, construction, and other capital equipment types.

Also included in the commercial loan portfolio were commercial construction loans totaling $2.1 billion, $1.3 billion, and $1.3 billion as of December 31, 2002, 2001, and 2000, respectively. During 2002, approximately $400 million of loans were reclassified from commercial general to commercial construction in order to present them in conformity with bank regulatory loan definitions.

A distribution of total commercial loans by maturity and interest rate at December 31, 2002 follows:

----------------------------------------------------------------------
                          One Year     One to        Over
     (In Millions)        or Less    Five Years   Five Years    Total
----------------------------------------------------------------------
Variable-rate              $8,779     $ 8,562       $1,467     $18,808
Fixed-rate                  1,122       3,358        1,434       5,914
----------------------------------------------------------------------
TOTAL                      $9,901     $11,920       $2,901     $24,722
======================================================================

National City has a diversified and granular commercial loan portfolio and lends to a broad customer base represented by over 800 different standard industrial classifications. The customer base, although substantially located in National City's six-state footprint, is geographically dispersed to mitigate concentration risk in the event of regional economic difficulties. The Corporation has no commercial

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------


loans to borrowers in similar industries that exceed 10% of total loans. The following table as of December 31, 2002 summarizes the major industry categories and exposure to individual borrowers.

--------------------------------------------------------------------------------
                                                       Average      Largest Loan
                               Outstanding   % to    Loan Balance   to a Single
    (Dollars in Millions)        Balance     Total   Per Obligor      Obligor
--------------------------------------------------------------------------------
Consumer cyclical                $ 4,940       20%       $ .7           $106
Consumer noncyclical               3,877        16         .4             34
Industrial                         3,715        15         .9             31
Basic materials                    2,753        11        1.3             37
Financial                          2,576        10        1.8            109
Services                           1,861         7         .5            609(a)
Energy and utilities                 733         3        1.2             41
Technology                           427         2        3.4             23
Miscellaneous                      2,136         9         .2             18
--------------------------------------------------------------------------------
                                  23,018        93
Commercial leasing - all
 industries                        1,704         7
--------------------------------------------------------------------------------
TOTAL COMMERCIAL                 $24,722      100%
================================================================================

(a)This loan is secured by government-insured student loans.

Commercial Real Estate: The commercial real estate category contains mortgage loans to developers and owners of commercial real estate. Lending activities in commercial real estate are based primarily on relationships with developers who are active in National City's local markets, with almost all outstanding balances in National City's six-state footprint. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. At December 31, 2002, commercial real estate loans totaled $9.4 billion, compared to $7.3 billion at December 31, 2001. The increase in outstanding balances during 2002 includes the previously discussed transfer of approximately $1.5 billion of business loans with underlying real estate collateral from the commercial loan portfolio to the commercial real estate loan portfolio. As of December 31, 2002, the average individual outstanding commercial real estate loan balance was $.8 million and the largest outstanding loan to a single obligor was $54.2 million. Profitable lending opportunities in 2001, primarily in Illinois, Ohio, and Pennsylvania led to the growth in commercial real estate loans in 2001.

Residential Real Estate: The residential real estate category contains loans to consumers secured by residential real estate. The Corporation's residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan, and by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral.

The residential real estate portfolio includes both conforming and nonconforming mortgage loans. Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by the government-sponsored entities (GSEs) of Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (GNMA), who serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. The Corporation's wholly-owned subsidiary National City Mortgage Co. originates conforming mortgage loans through retail branch offices located throughout the United States, a wholesale network of brokers, realtors, builders, and other correspondents, and through National City banking offices located within the Corporation's six-state footprint. Substantially all conforming loans originated are sold in the secondary mortgage market. The right to service the loans and receive servicing fee income is generally retained when conforming loans are sold. See further discussion under Loans Held for Sale or Securitization.

Nonconforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The Corporation's nonconforming residential real estate loan portfolio is comprised of mortgage loans generated by First Franklin and the former origination units of Altegra. The First Franklin loans are typically readily saleable to other secondary market mortgage investors, and the Corporation sold or intends to sell approximately 48%, 39%, and 37% of their origination volume to third-party investors during 2002, 2001, and 2000, respectively. During the past three years, as part of a focused effort to retain higher-value assets, $5.5 billion, $3.8 billion, and $2.8 billion, respectively, of nonconforming mortgage production was retained in the residential real estate portfolio. The retention of these loans contributed to the increase in the residential real estate portfolio in 2002 and to the majority of the increase in each of 2001 and 2000. As of December 31, 2002, 2001, and 2000, the nonconforming real estate loan portfolio generated by First Franklin and Altegra totaled $11.3 billion, $8.6 billion, and $6.6 billion, respectively. Nonconforming mortgage loans in 2002 and 2001 were generated mainly by First Franklin. Prior to 2001, the Corporation's Altegra subsidiary also generated nonconforming mortgages through its loan origination units. These units were closed in December 2000 as part of a business line realignment. First Franklin offers a variety of loan programs and documentation levels for nonconforming borrowers, including limited and no documentation programs. The majority of these loans would not be considered "sub-prime" as that term is commonly used in the industry. First Franklin uses third-party credit scores that are incorporated into the lending guidelines along with loan amount, loan-to-value, and loan purpose. These loans are originated principally through wholesale channels, including a national network of brokers, realtors, and mortgage bankers. No single source represents more than 1% of total production.

                                                                              23
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Loan production is primarily located on the West Coast (59% of volume); however, expansion continues in the Midwest (20%) and East Coast (21%) markets. First Franklin is committed to responsible lending and avoids practices that are considered predatory. It maintains written agreements with all brokers that require them to be knowledgeable of all consumer protection laws and regulations, and actively monitors brokers for compliance.

During late 2002, approximately $3.2 billion of installment loans secured by home equity were transferred from other consumer to residential real estate to make the balance sheet presentation of loans secured by real estate more consistent with bank regulatory definitions. The balance sheet transfer had no effect on credit reporting, underwriting, reported results of operations, or liquidity.

Home Equity Lines of Credit: The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. Home equity lines are generally governed by the same lending policies and subject to credit risk as described above for residential real estate loans. These loans are originated on a nationwide basis as well as through National City banking offices. Home equity lines of credit totaled $8.1 billion at December 31, 2002, up substantially from $5.8 billion at December 31, 2001 and $4.8 billion at December 31, 2000. During the past two years, the low interest rate environment combined with appreciating home values, national marketing efforts, and cross-sell programs has led to strong home equity originations and the resulting growth in balances.

Credit Cards and Other Unsecured Lines of Credit: This category includes the outstanding balances on open-ended credit card accounts and unsecured personal and business lines of credit. Credit card loans are typically unsecured and are generally governed by the same lending policies as described for residential real estate and consumer loans and are subject to credit risk as described for those loan categories. During 2002, 2001, and 2000, the Corporation securitized $425.0 million, $425.0 million, and $600.0 million, respectively, of credit card receivables. The reduction in on-balance sheet receivables due to securitization offset steady but modest growth in credit card loans and unsecured business lines of credit during 2002 and 2001. Off-balance sheet securitized credit card receivables totaled $1.5 billion, $1.0 billion, and $630.0 million at December 31, 2002, 2001, and
2000, respectively.

Other Consumer: Other consumer loans includes installment loans used by customers to purchase automobiles, boats, and recreational vehicles, automobile leases, and student loans. These consumer loans are generally governed by the same lending policies as described for residential real estate. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. During 2002, approximately $3.2 billion of installment loans secured by home equity were transferred from other consumer to residential real estate to make the presentation of loans secured by real estate more consistent with bank regulatory definitions. The balance sheet transfer had no effect on credit reporting, underwriting, reported results of operations, or liquidity. The automobile lease portfolio, included in other consumer loans, was $571.6 million at December 31, 2002, down from $1.2 billion at December 31, 2001, and $1.8 billion at December 31, 2000. The Corporation ceased the origination of automobile leases in December 2000 and the automobile lease portfolio is being liquidated over time.

Loans Held for Sale or Securitization: At December 31, 2002, this category included $24.7 billion of mortgage loans held for sale and $14.8 million of commercial loans held for sale. At December 31, 2001, this category included $15.6 billion of mortgage loans held for sale, $51.0 million of commercial loans held for sale, and $824.4 million and $402.3 million of automobile and credit card loans held for securitization, respectively. At December 31, 2000, the Corporation held $3.0 billion of mortgage loans for sale and $407.9 million of credit card receivables for securitization. The substantial increase in mortgage loans held for sale in 2002 and 2001 resulted from record origination volume, principally mortgage loan refinances, driven by low interest rates and a strong housing market. As discussed previously, the Corporation typically sells all conforming mortgage loan originations in the secondary market and also sells certain nonconforming mortgage loans to third parties.

SECURITIES: Securities balances at December 31 follow:

--------------------------------------------------------------------
    (IN MILLIONS)        2002     2001     2000     1999      1998
--------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures             $1,084   $  977   $1,125   $ 1,171   $ 1,212
Mortgage-backed
 securities              4,553    6,447    5,515     9,629     9,719
Asset-backed and
 corporate debt
 securities              1,815      760    1,440     2,633     3,044
States and political
 subdivisions              651      703      767       826       917
Other securities           765      815      964       921       809
--------------------------------------------------------------------
TOTAL AMORTIZED COST    $8,868   $9,702   $9,811   $15,180   $15,701
====================================================================
TOTAL FAIR VALUE        $9,211   $9,859   $9,904   $14,904   $16,119
====================================================================

The Corporation has pared back the securities portfolio over the past several years through sale and runoff in conjunction with balance sheet restructuring and asset/liability management activities. In 2000, $3.7 billion of fixed-rate debt securities were sold, of which $1.1 billion were sold to an asset-backed commercial paper conduit for which the Corporation served as administrative agent. On September 29, 2002, this conduit was consolidated onto the Corporation's balance sheet, and $2.0 billion of asset-backed securities were added to the portfolio. Further discussion of the asset-backed commercial paper conduit is included in Note 5 to the consolidated financial statements. Portfolio runoff in 2002, primarily within the mortgage-backed securities category, more than offset the increase in balances due to the consolidation of the commercial paper conduit and resulted in the decline in the portfolio from 2001 to 2002. At December 31, 2002, the securities portfolio

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------


included net unrealized gains of $343.2 million. The weighted-average yield of debt securities included in the portfolio at December 31, 2002 was 5.40%, compared to 6.29% at December 31, 2001.

FUNDING: Detail of average deposit and borrowed funds balances follows:

----------------------------------------------------------------------
    (IN MILLIONS)       2002      2001      2000      1999      1998
----------------------------------------------------------------------
Noninterest bearing    $13,685   $11,622   $10,792   $11,473   $ 9,945
NOW and money market    20,740    18,120    16,549    16,804    17,472
Savings                  2,561     2,713     3,207     3,818     4,158
Consumer time           15,064    15,332    15,457    14,898    16,619
----------------------------------------------------------------------
 Core deposits          52,050    47,787    46,005    46,993    48,194
----------------------------------------------------------------------
Other deposits           3,613     5,802     2,936     3,053     4,009
Foreign deposits         6,302     4,319     3,128     2,679     1,715
----------------------------------------------------------------------
 Purchased deposits      9,915    10,121     6,064     5,732     5,724
----------------------------------------------------------------------
TOTAL DEPOSITS          61,965    57,908    52,069    52,725    53,918
======================================================================
Short-term borrowings   11,192    10,272     9,576    10,958    10,247
Long-term debt and
 capital securities     19,558    16,415    16,454    13,316     7,698
----------------------------------------------------------------------
TOTAL DEPOSITS AND
 BORROWED FUNDS        $92,715   $84,595   $78,099   $76,999   $71,863
======================================================================

Core deposits, the most significant source of funding, grew in 2002 and 2001 as a result of new account acquisition and retention, expanded product offerings, and improved customer service. Core deposit growth has also been driven by an increase in deposits associated with a higher level of mortgage banking principal payoff balances as a result of the increase in refinancing activity and, to a lesser extent, a general shift in customer preference away from the equity markets and into insured bank deposits. In the fourth quarter of 2002, the Corporation also introduced a new cash management product which allows customers to sweep off-balance sheet money market trust funds into on-balance sheet bank insured money market deposit accounts. As of December 31, 2002, money market deposit balances associated with this new product totaled $565.2 million. Within the core deposit categories, there has been a shift in mix over the past two years from administered-rate products, such as savings accounts, to market-indexed money market products, due in part to retail deposit migration initiatives which encouraged customers to upgrade to deposit products more suitable to their needs in order to promote longer-term customer satisfaction and retention. Consumer time deposits consists primarily of certificates of deposits issued to retail banking customers. Consumer time balances have declined since 2000 due to the reduced attractiveness of this product in a low interest rate environment.

Other deposits consists principally of brokered deposits and certificates of deposit in denominations of $100,000 or more. Brokered deposits represent certificates of deposit with specified maturity dates and fixed rates acquired from retail and institutional sources through third-party brokers. Certificates of deposit of $100,000 or more are acquired from National City's retail and corporate customer base. Foreign deposits primarily represent U.S. dollars placed on deposit in the Corporation's Grand Cayman branches. The sources of these deposits are institutional money managers and corporate customers. A relatively small portion of these balances also represents deposits denominated in Canadian dollars used to support lending activity in Canada.

Short-term borrowings are comprised mainly of Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury notes, commercial paper, and short-term senior bank notes issued by the Corporation's bank subsidiaries. Short-term borrowings generally fund short-term, rate-sensitive earning asset growth. Long-term debt and capital securities include senior and subordinated debt issued by the Corporation or its bank subsidiaries. A wholesale funding policy governs the funding activity of all subsidiary banks. The policy identifies eligible funding instruments and applicable constraints for gathering discretionary liabilities. This policy requires compliance with
Section 301 of the FDIC Improvement Act of 1991 regarding the issuance of brokered deposits. The Corporation conducts its funding activities in compliance with the Bank Secrecy Act and other regulations relating to money laundering activity. During 2002 and 2001, the use of purchased deposits and funding increased in order to fund asset growth, mainly mortgage loans held for sale. At December 31, 2002 and 2001, purchased funding included $8.9 billion and $8.2 billion, respectively, of U.S. Treasury notes. These notes are typically a lower-cost source of funding provided by the U.S. Treasury when excess funds are on hand. The amount of the notes held at any given time can fluctuate significantly depending on the U.S. Treasury's cash needs. Replacement funding through other short-term borrowing channels is available in the event the notes are called.

Certificates of deposit of $100,000 or more totaled $5.8 billion at December 31, 2002, of which $2.0 billion mature within three months, $.8 billion mature between three and six months, $.4 billion mature between six months and one year, and $2.6 billion mature beyond one year.

                                                                              25
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of December 31, 2002, the Corporation's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

----------------------------------------------------------------------------------
                                              PAYMENTS DUE IN
                                   -------------------------------------
                                              ONE TO   THREE TO    OVER
                         NOTE      ONE YEAR   THREE      FIVE      FIVE
    (IN MILLIONS)      REFERENCE   OR LESS    YEARS     YEARS     YEARS     TOTAL
----------------------------------------------------------------------------------
Deposits without a
 stated maturity                   $47,083    $   --    $   --    $   --   $47,083
Consumer and brokered
 certificates of
 deposits                            8,501     5,680     2,818     1,037    18,036
Federal funds
 borrowed and
 security repurchase
 agreements             12           6,528        --        --        --     6,528
Borrowed funds          13          11,494        --        --        --    11,494
Long-term debt          14          10,309     6,410     2,722     2,682    22,123
Capital securities      15              --        --        --       180       180
Operating leases        20             133       199       113       258       703
==================================================================================

The Corporation also enters into derivative contracts under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, require monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at December 31, 2002 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 23 to the consolidated financial statements.

A schedule of significant commitments at December 31, 2002 follows:

--------------------------------------------------------------
                    (In Millions)
--------------------------------------------------------------
Commitments to extend credit:
  Revolving home equity and credit card lines          $22,139
  Other loans                                           35,018
Standby letters of credit                                3,770
Commercial letters of credit                               127
Net commitments to sell mortgage loans and
 mortgage-backed securities                             21,966
Commitments to fund principal investments                  242
Commitments to fund civic and community investments        206
--------------------------------------------------------------

Further discussion of these commitments is included in Note 20 to the consolidated financial statements. In addition, the Corporation has commitments and obligations under pension and other postretirement benefit plans as described in Note 22 to the consolidated financial statements.

The Corporation may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which National City may be held contingently liable, including guarantee arrangements, is included in Note 20 to the consolidated financial statements.

The Corporation's significant off-balance sheet arrangements include the use of special-purpose entities, generally securitization trusts, to diversify its funding sources. During each of the past three years, National City has sold either credit card receivables and/or automobile loans to securitization trusts, which are considered qualified special-purpose entities and, accordingly, are not included in the consolidated balance sheet. The Corporation continues to service the loans sold to the trusts, for which it receives a servicing fee, and also has certain retained interests in the assets of the trusts. Further discussion on the accounting for securitizations is included in Note 1 to the consolidated financial statements and detail regarding securitization transactions and retained interests is included in Note 4.

CAPITAL

The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. For further detail on capital and capital ratios, see Notes 16 and 17 to the consolidated financial statements.

Total stockholders' equity was $8.3 billion at December 31, 2002, up from $7.4 billion at December 31, 2001. Equity as a percentage of assets was 7.03% at December 31, 2002, compared to 6.98% a year ago. Book value per common share rose to $13.59 at December 31, 2002, up from $12.15 at December 31, 2001.

On August 30, 2002, the Corporation redeemed all preferred shares outstanding at a redemption price of $50.50137 per share, representing a total cost of $37,119. Holders of the preferred shares had the right, at any time, through August 20, 2002, to convert each share of preferred into 3.0291 shares of National City common stock. The holders of the preferred shares were entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%.

In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. Shares repurchased are held for reissue in connection with the Corporation's stock compensation plans and for general corporate purposes. During 2002, 2001, and 2000, the Corporation repurchased 1.3 million, 9.3 million, and 2.5 million shares of its common stock, respectively. As of December 31, 2002, 14.3 million shares remain authorized for repurchase. The

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------


Corporation's businesses typically generate significant amounts of capital each year in excess of normal dividend and reinvestment requirements. Subject to ongoing capital, investment, and acquisition considerations, management intends to continue share repurchases in 2003 on an opportunistic basis.

At December 31, 2002, the Corporation's market capitalization was $16.7 billion, and there were 61,916 common stockholders of record. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC." Historical stock price information for National City's common stock is presented in tabular form on the inside back cover of this report.

National City paid dividends per common share of $1.20 in 2002 and $1.16 in 2001 and has paid dividends every year since its founding except 1868, 1934, and 1935. The dividend payout is continually reviewed by management and the Board of Directors. The dividend payout ratio, which equals dividends per share divided by earnings per share, was 46.3% and 51.1% for the years 2002 and 2001, respectively. The dividend payout ratio has averaged approximately 50% for the past five years. It is management's intention to migrate to a lower payout ratio over time.
RISK MANAGEMENT

The Board of Directors is the foundation for effective corporate governance and risk management. The Board demands accountability of management, keeps stockholders' and other constituencies' interests in focus, advocates the upholding of the Corporation's code of ethics, and fosters a strong internal control environment. Through its Investment and Audit Committees, the Board actively reviews critical risk positions, including market, credit, liquidity, and operational risk. The Corporation's goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed. Senior management actively manages risk at the line of business level, supplemented with corporate-level oversight through the Asset Liability Committee, internal audit and quality control functions, and other risk management groups within the Corporation. Building on these strengths, the Corporation created a Chief Risk Officer function in late 2002 to reinforce the focus on risk management. This risk management structure is designed to surface risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk. The new risk management organization builds on existing practices by establishing risk limits and more robust measurement systems, continuing to focus on risk reduction strategies, and further refining capital allocation practices.

CREDIT RISK MANAGEMENT

The Corporation's loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and standard lending policies and underwriting criteria. The following tables provide information and statistics on the overall quality of National City's loan portfolio. Note 1 to the consolidated financial statements describes the accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for loan losses, including both the allocated and unallocated components. The policies governing nonperforming loans and charge-offs are consistent with regulatory standards.

NONPERFORMING ASSETS: Nonperforming assets at December 31 follow:

----------------------------------------------------------------------
  (DOLLARS IN MILLIONS)      2002     2001     2000     1999     1998
----------------------------------------------------------------------
Commercial                  $414.4   $364.2   $183.2   $130.4   $ 95.8
Real estate - commercial      60.5     63.9     67.0     68.5     66.1
Real estate - residential    227.5    165.9    118.8     70.3     56.7
----------------------------------------------------------------------
TOTAL NONPERFORMING LOANS    702.4    594.0    369.0    269.2    218.6
Other real estate
 owned (OREO)                114.9     64.3     33.3     19.9     29.9
----------------------------------------------------------------------
TOTAL NONPERFORMING ASSETS  $817.3   $658.3   $402.3   $289.1   $248.5
======================================================================
LOANS 90 DAYS PAST DUE
 ACCRUING INTEREST          $534.0   $541.7   $341.8   $230.0   $209.5
======================================================================
NONPERFORMING LOANS AND
 OREO AS A PERCENT OF:
 Portfolio loans and OREO     1.13%     .97%     .61%     .48%     .43%
 Assets                        .69      .62      .45      .33      .28
 Equity                       9.84     8.92     5.94     5.05     3.54
======================================================================

The increase in nonperforming assets and net charge-offs in both 2002 and 2001 largely related to commercial loans to leveraged borrowers, conforming residential real estate mortgage loans originated through National City Mortgage, and nonconforming residential real estate loans generated by First Franklin and the former wholesale and retail origination units of Altegra. The provision for loan losses rose in 2002 and 2001 in response to the higher level of nonperforming assets and charge-offs and greater uncertainty surrounding the magnitude and duration of the deterioration of economic conditions across all industry and geographic sectors. The increased provision was primarily needed to maintain an appropriate allowance for loan losses allocated to highly leveraged commercial loans and in 2001, for loans originated by Altegra's former wholesale and retail units. The Corporation closed the wholesale and retail loan origination units of Altegra in December 2000. As part of the decision to exit this activity, the Corporation assumed a more aggressive stance on the management of this portfolio, which also contributed to increased levels of nonperforming assets and charge-offs in 2001.

                                                                              27
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES: A reconciliation of the allowance for loan losses follows:

------------------------------------------------------------------------
(DOLLARS IN MILLIONS)     2002      2001      2000      1999      1998
------------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                $  997.3   $ 928.6   $ 970.5   $ 970.2   $ 941.9
Provision                  681.9     605.3     286.8     249.7     201.4
Allowance related to
 loans acquired (sold
 or securitized)            (4.5)    (74.0)   (42.4)        .1      27.4
Charge-offs:
 Commercial                319.4     199.8      96.4      81.4      43.7
 Real
  estate - commercial       21.0      16.1       6.9       6.9       9.3
 Real
  estate - residential      86.3      60.1      24.5      16.8      17.2
 Home equity lines of
  credit                    21.1      14.0       7.2       6.9       8.8
 Credit card and other
  unsecured lines of
  credit                    83.4      98.1     105.6     101.0      95.7
 Other consumer            170.9     198.8     167.4     174.8     146.7
------------------------------------------------------------------------
Total charge-offs          702.1     586.9     408.0     387.8     321.4
------------------------------------------------------------------------
Recoveries:
 Commercial                 32.3      16.7      17.9      19.7      25.4
 Real
  estate - commercial        5.2       5.8       4.0       8.7       7.3
 Real
  estate - residential       8.2       1.4        .9       1.8       1.2
 Home equity lines of
  credit                     4.6       3.1       3.7       4.0       3.4
 Credit card and other
  unsecured lines of
  credit                     8.4      22.9      22.2      21.4      19.8
 Other consumer             67.3      74.4      73.0      82.7      63.8
------------------------------------------------------------------------
Total recoveries           126.0     124.3     121.7     138.3     120.9
------------------------------------------------------------------------
NET CHARGE-OFFS            576.1     462.6     286.3     249.5     200.5
------------------------------------------------------------------------
BALANCE AT END OF YEAR  $1,098.6   $ 997.3   $ 928.6   $ 970.5   $ 970.2
========================================================================
PORTFOLIO LOANS
 OUTSTANDING AT
 DECEMBER 31             $72,134   $68,041   $65,604   $60,204   $58,011
========================================================================
ALLOWANCE AS A
 PERCENTAGE OF:
 Portfolio loans            1.52%     1.47%     1.42%     1.61%     1.67%
 Nonperforming loans       156.4     167.9     251.7     360.5     443.8
 Net charge-offs           190.7     215.6     324.3     389.0     483.9
========================================================================

Net charge-offs as a percentage of average loans by portfolio type follow:

-----------------------------------------------------------
                           2002   2001   2000   1999   1998
-----------------------------------------------------------
Commercial                 1.13%  .67%   .32%   .28%    .09%
Real estate - commercial   .20    .15    .05    (.03)   .03
Real estate - residential  .50    .42    .20    .15     .15
Home equity lines of
 credit                    .24    .21    .08    .09     .17
Credit card and other
 unsecured lines of
 credit                    4.02   3.48   3.43   3.93   4.08
Other consumer             .93    1.02   .71    .67     .66
===========================================================
TOTAL NET CHARGE-OFFS TO
 AVERAGE PORTFOLIO LOANS   .83%   .68%   .46%   .43%    .37%
===========================================================

Leveraged borrowers, by virtue of their dependence on third-party financing and inherently higher interest costs, have experienced a diminished ability to adjust to the economic downturn. The increase in leveraged loan charge-offs was driven by nationally syndicated loans in which National City participates but was not the agent bank. These syndicated loans were charged off to the extent principal and interest due exceeded net realizable values. Factors influencing net realizable value included tangible collateral values, cash-flow-based enterprise values, and where existing, secondary market prices for the assets. In addition, economic weakness has caused financial stress among corporate customers generally, which has manifested into increased levels of delinquencies and net charge-offs. There were no particular industry or geographic concentration trends in charge-offs in 2002 and 2001. Management generally expects a heightened level of nonperforming assets and net charge-offs in the commercial portfolio to continue until the economy strengthens.

Loans originated by the discontinued Altegra units have higher interest rates because its customer base is principally comprised of borrowers with certain credit imperfections. Similar to leveraged loans, the poor economy has diminished the ability of these borrowers to repay their obligations. It is expected the Altegra portfolio will continue to experience a high percentage of delinquencies. Collection and loss mitigation efforts are being keenly focused on the disposition and resolution of this portfolio. As the former Altegra portfolio runs off, the absolute level of nonperforming assets and net charge-offs in this sub-portfolio are anticipated to decline. At the same time, as the Corporation continues to retain more of the loan production generated by First Franklin, the absolute level of nonperforming assets, delinquencies, and net charge-offs in this subset of the nonconforming residential real estate loan portfolio is expected to rise due to portfolio growth and seasoning. The First Franklin product has performed favorably to date compared to management's expectations of credit loss experience.

A more difficult economy, combined with more stringent standards for granting extensions, drove the increase in loans 90 days past due accruing interest in 2001.

National City maintains an allowance for loan losses sufficient to absorb estimated probable current losses inherent in the loan portfolio. The evaluation of each element and the overall allowance are based on the size and current risk characteristics of the loan portfolio and include an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions.

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

As portfolio loans are identified for sale or securitization, the balance, along with the attributed allowance for loan losses, are reclassified to a held-for-sale or securitization classification on the balance sheet. In 2002, 2001, and 2000, $4.5 million, $29.2 million, and $42.4 million of

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------


allowance for loan losses was transferred to the bases of the credit card receivables and automobile loans either sold through securitization during the year or held for securitization as of the end of the year.

Following the December 2000 decision to exit the loan origination units of Altegra, management began extensive analysis and consultation with various third parties in 2001 to determine the most cost-effective and timely means to dispose of the remaining loans originated through these discontinued units, particularly those loans which were nonperforming or otherwise delinquent. Management considered several means of disposition, including internal workout through enhanced loss collection and mitigation efforts, outsourcing of collection efforts, or sale. As a result, management performed an extensive loan-by-loan analysis above and beyond the periodic review normally performed for small groups of homogeneous residential loans to assess potential losses. A portion of the portfolio identified through this analysis in the second quarter resulted in certain nonperforming and delinquent loans totaling approximately $225 million being designated for accelerated disposition, although management had not yet determined the specific means of resolution. At that time, however, as a result of the loan-by-loan analysis, the Corporation provided additional allowance for loan losses for the estimated loss exposure indicated by this analysis. A $68.1 million charge to the provision increased the allowance for losses on these loans during 2001. Loans totaling $149.5 million were sold from the portfolio during 2001 with $45.7 million of related loan loss allowance included in the bases of the loans sold, which covered the loss on sale. Also during the year, $13.9 million of loans in this segregated portfolio were charged off and principal of $16.0 million was collected. Through a combination of the workouts, collections, charge-offs, and sales in the last half of 2001, there remained only $44.9 million of loan balances from the originally identified portfolio as of December 31, 2001. The associated remaining allowance was $8.5 million. These remaining loans and associated allowance at year-end were transferred back into the larger portfolio and included in the overall evaluation of reserve adequacy at December 31, 2001.

An allocation of the ending allowance for loan losses by portfolio type follows:

-----------------------------------------------------------------------
    (IN MILLIONS)        2002      2001      2000      1999      1998
-----------------------------------------------------------------------
Commercial             $  449.9   $408.9    $349.0    $241.9    $217.8
Real estate -
 commercial                58.1     58.0      63.2      58.3      67.3
Real estate -
 residential              125.7    119.2      65.6      34.8      34.7
Home equity lines of
 credit and other
 consumer loans           124.1    141.8     127.3     132.7     121.7
Credit card and other
 unsecured lines of
 credit                   101.3     83.0     120.3     134.5     101.7
Unallocated               239.5    186.4     203.2     368.3     427.0
-----------------------------------------------------------------------
TOTAL ALLOWANCE        $1,098.6   $997.3    $928.6    $970.5    $970.2
=======================================================================

The percentage of portfolio loans in each category to total loans at year end follows:

---------------------------------------------------------------
                          2002    2001    2000    1999    1998
---------------------------------------------------------------
Commercial                 34.3%   39.3%   40.7%   38.9%   38.2%
Real estate -
 commercial                13.0    10.7     9.9    10.0    10.8
Real estate -
 residential               27.7    21.7    20.4    17.3    18.6
Home equity lines of
 credit and other
 consumer loans            22.2    25.6    25.7    29.9    29.2
Credit card and other
 unsecured lines of
 credit                     2.8     2.7     3.3     3.9     3.2
---------------------------------------------------------------
TOTAL                     100.0%  100.0%  100.0%  100.0%  100.0%
===============================================================

The allowance allocated to the commercial loan portfolio increased in each of the past two years, principally reflecting increased risk in cyclical industries and syndicated transactions, deterioration in the economy, and, in 2001, portfolio growth. This increase in allowance was due to deterioration in credit quality and increased levels of nonperforming loans to companies in industries traditionally susceptible to downturns in economic conditions, such as industrial companies, companies that produce basic materials, and companies that produce consumer products for which demand decreases when economic conditions are weak. The increase was also due to increased allowance for syndicated transactions, which experienced deterioration in credit quality for the same economic factors previously described. In addition, growth in the size of the commercial loan portfolio during 2001 required additional allowance to provide for probable losses inherent but undetected in the new loans originated during the year.

Additional allowance was allocated to the residential real estate portfolio in 2002 through a charge to the provision for loan losses to reflect estimated probable inherent losses in the First Franklin portfolio as a result of portfolio growth and seasoning. In 2001, additional allowance was allocated to the residential real estate portfolio to reflect estimated probable inherent losses in the overall Altegra portfolio in light of continuing economic weakness and the related effect on this subset of the nonconforming residential portfolio. Allocations to the home equity, consumer loans, and credit card portfolios were based on multiple factors, the most significant being changes in loan mix as well as credit quality and portfolio size.

Management maintains the unallocated allowance to absorb estimated probable inherent but undetected losses in the loan portfolio. Management performs a periodic analysis of the unallocated allowance to ensure its reasonableness and appropriateness in light of the risk assessment of the loan portfolios, both individually and in total. The unallocated allowance at December 31, 2002 increased based upon management's judgment after taking into consideration the greater uncertainty surrounding the magnitude and duration of the deterioration of economic conditions across all industry and geographic sectors and the effects the prolonged economic downturn is having on customers. The unallocated allowance declined at December 31, 2001, based on management's determination that general credit deterioration identified in 2000 on various segments of the

                                                                              29
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

portfolio had manifested itself in 2001 in the form of past-due and nonperforming loans at which time specific allowance allocations were made to these segments of the portfolio. During 2000, management discerned general credit deterioration as reflected in a decline in economic conditions, decreased revenue, profits and cash flow in borrower's financial statements and other credit quality metrics, such as internal and external credit ratings and industry ratings, in the portfolio. As of December 31, 2001, management determined a large part of the impact of this deterioration in general credit quality had manifested itself in the portfolio and therefore fewer inherent but undetected probable losses existed in the portfolio. Additionally, the Corporation implemented improvements to the loan loss migration models resulting in relatively higher allocated components of the allowance for loan losses. These improvements involved the incorporation of more recent and complete historical loss data into the estimates of loss on pools of loans evaluated for collective impairment. These improvements were judged by management to have improved the accuracy of the estimates of impairment included in the allocated allowance. Thus, the portion of unallocated allowance judged required to account for possible allocation model imprecision was smaller than in 2000.

The unallocated portion of the allowance reflects estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates might not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for some sectors. The longer-term consequences of the September 11, 2001 terrorist attacks and the recessionary environment also affect the precision of the allocation model's estimates of loss. The losses in the historical testing period, given these recent factors, may not be representative of the actual losses inherent in the portfolio that have not yet been recognized.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance sheet funding demands. Liquidity management also includes ensuring cash flow needs are met at a reasonable cost. Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or the Corporation may become unduly reliant on alternative funding sources. The Corporation maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. The liquidity position is continually monitored and reported on monthly to the Asset/Liability Management Committee.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale and securitization of various types of assets. Funding sources did not change significantly during 2002. Core deposits, the most significant source of funding, comprised approximately 52% of funding in both 2002 and 2001. Asset securitization vehicles have been used as a source of funding in each of the past three years. During 2002, the Corporation securitized $1.1 billion of automobile loans and $425 million of credit card receivables. During 2001 and 2000, credit card receivables totaling $425 million and $600 million were sold through securitization, respectively. Further discussion of securitization activities is included in Note 4 to the consolidated financial statements.

At the financial holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, a line of credit with its bank subsidiaries, the commercial paper market, a revolving credit agreement with a group of unaffiliated banks, and access to the capital markets.

During the past three years, the primary source of funding for the holding company has been dividends and returns of investment from its subsidiaries. During 2002, 2001, and 2000, the subsidiary banks declared dividends to the holding company of $1.1 billion, $775.0 million, and $950.0 million, respectively. The bank subsidiaries also provided liquidity to the holding company in the form of returns of capital totaling $345,000 in 2002, $465.0 million in 2001, and $1.4 billion in 1999. As of January 1, 2003, the amount of dividends the bank subsidiaries can pay to the parent company without prior regulatory approval was $975.3 million, versus $848.0 million at January 1, 2002. As discussed in Note 16 to the consolidated financial statements and Item 1 of Form 10-K, subsidiary banks are

FINANCIAL REVIEW CONTINUED
--------------------------------------------------------------------------------


subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 38 may not represent cash immediately available to the holding company.

Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At December 31, 2002 and 2001, $1.0 billion and $322.0 million, respectively, of commercial paper proceeds were advanced to the holding company.

In 2001, the holding company established a $500 million line of credit with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at December 31, 2002. As of December 31, 2001, collateralized borrowings under this agreement totaled $310.0 million.

The holding company has a $375 million revolving credit agreement with a group of unaffiliated banks, which serves as a back-up liquidity facility. No borrowings have occurred under this facility. See Note 14 to the consolidated financial statements.

National City also has in place a shelf registration with the United States Securities and Exchange Commission permitting ready access to the public debt markets. As of December 31, 2002, $300 million of debt was available for issuance under this shelf registration.

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors. The Corporation is also exposed to equity price risk through its internally managed portfolio of bank and thrift common stock investments. As of December 31, 2002, this portfolio had an amortized cost and fair value of $74.8 million and $71.0 million, respectively. Price risk is mitigated through active portfolio management and by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.

ASSET/LIABILITY MANAGEMENT: One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized interest rate risk limits.

Interest Rate Risk Measurement: Interest rate risk is monitored primarily through the use of two complementary measures: earnings simulation modeling and net present value estimation. Both measures are highly assumption-dependent and change regularly as the balance sheet and business mix evolve; however, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Both models assume a parallel shift in the yield curve. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.

Earnings Simulation Modeling: Net income is affected by changes in the absolute level of interest rates. Net income is also subject to changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as investment margins widen. Earnings are also affected by changes in spread relationships between certain rate indices, such as the prime rate and the London Interbank Offering Rate (LIBOR).

The earnings simulation model projects changes in net income caused by the effect of changes in interest rates on net interest income. The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Corporation's own loans. Noncontractual deposit growth rates and pricing are modeled on historical patterns.

The most recent earnings simulation model projects net income would increase by approximately 1.9% of stable-rate net income if rates were to rise gradually by 200 basis points over the next year. The model projects a decrease in net income of 6.9% if rates were to fall gradually by 200 basis points over the same period. The projected decrease in net income is above the ALCO guideline of minus 4.0%, however, management believes a sustained decline in market interest rates from their current low level is unlikely.

The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Mortgage banking revenue in particular, which is generated from originating, selling, and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand and the value of mortgage servicing assets. In general, low or declining interest rates typically lead to increased origination and sales income but potentially lower servicing-related

--------------------------------------------------------------------------------

income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence origination and sales income but may also lead to an increase in servicing-related income. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. The Corporation manages both the risk to net income over time and the risk to an immediate reduction in the fair value of its mortgage servicing assets within guidelines set forth by ALCO.

Net Present Value Estimation: The Net Present Value (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the earnings simulation model, which assumes rates will experience a gradual change and then stabilize at a particular level after one year, implied forward rates are used for the NPV measure. The NPV measure also assumes a static balance sheet, versus the growth assumptions that are incorporated into the earnings simulation measure and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models.

Based on the most recent NPV estimation, a 150 basis point immediate increase in rates was estimated to increase NPV by 4.2%. NPV was projected to decline by 3.5% if rates immediately decreased by 150 basis points. Policy guidelines limit the amount of the estimated decline in NPV to 7.0%.

Summary information about the interest-rate risk measures follows:

-----------------------------------------------------------
                                             2002      2001
-----------------------------------------------------------
ONE-YEAR NET INCOME SIMULATION PROJECTION
-200 bp Ramp vs. Stable Rate                 -6.9%     -4.7%
+200 bp Ramp vs. Stable Rate                 1.9%        .1%
STATIC NET PRESENT VALUE CHANGE
-150 bp Shock vs. Stable Rate                -3.5%     -2.5%
+150 bp Shock vs. Stable Rate                4.2%       -.5%
===========================================================

At the end of 2001, the interest-rate-risk position was slightly asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. During 2002, the interest rate risk position became more asset sensitive due to the decline in the level of market interest rates coupled with management's use of derivative instruments to cap future funding prices. Management has maintained an asset sensitive interest rate risk position due to the expectation market interest rates will rise. Further discussion of the use of and the accounting for derivative instruments is included in Notes 1 and 23 to the consolidated financial statements.

Interest Rate Risk Management: Financial instruments used to manage interest rate risk include investment securities and interest rate derivatives, which include interest rate swaps, interest rate caps and floors, interest rate forwards, and exchange-traded futures and options contracts. Interest rate derivatives have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage, and improvement of the liquidity position. Further discussion of the use of and the accounting for derivative instruments is included in Notes 1 and 23 to the consolidated financial statements.

TRADING RISK MANAGEMENT: The Corporation maintains a trading account primarily to provide investment products and risk management services to its customers. Trading risk is monitored on a regular basis through the use of the value-at-risk methodology (VAR). The Corporation primarily uses the historical simulation VAR method. VAR is defined as the potential overnight dollar loss from adverse market movements, with 97.5% confidence, based on historical prices and market rates. During 2002, the average, high, and low VAR amounts were $.6 million, $1.0 million, and $.3 million, respectively, and within the limit established by ALCO of $2.3 million. During 2001, the average, high, and low VAR amounts were $.5 million, $.7 million, and $.3 million, respectively. Month-end VAR estimates are monitored regularly. Income from these activities, including interest income, totaled $16.3 million in 2002, $29.2 million in 2001, and $11.1 million in 2000.

QUARTERLY SUMMARY
--------------------------------------------------------------------------------

QUARTERLY FINANCIAL INFORMATION

Unaudited quarterly results are summarized as follows:

--------------------------------------------------------------------------------------------------------------------------------
    (Dollars in Thousands, Except Per Share Amounts)        First          Second         Third          Fourth       Full Year
--------------------------------------------------------------------------------------------------------------------------------
2002
CONDENSED INCOME STATEMENT
  Interest income                                         $1,503,626     $1,435,916     $1,442,924     $1,533,454     $5,915,920
  Interest expense                                           506,109        473,279        471,780        459,373      1,910,541
  Net interest income                                        997,517        962,637        971,144      1,074,081      4,005,379
  Provision for loan losses                                  188,640        165,476        169,164        158,638        681,918
  Fees and other income                                      690,861        729,291        620,630        690,125      2,730,907
  Securities gains (losses), net                              53,532         44,033            157        (16,630)        81,092
  Noninterest expense                                        874,889        973,922        870,176      1,010,647      3,729,634
  Income before income tax expense                           678,381        596,563        552,591        578,291      2,405,826
  Net income                                                 446,131        392,782        374,187        380,498      1,593,598
FINANCIAL RATIOS
  Return on average common equity                              24.03%         19.98%         18.06%         18.00%         19.90%
  Return on average assets                                      1.77           1.61           1.47           1.34           1.54
  Net interest margin                                           4.36           4.42           4.34           4.26           4.34
  Efficiency ratio                                             51.58          57.30          54.40          57.06          55.12
PER COMMON SHARE
  Basic net income                                              $.73           $.65           $.61           $.62          $2.61
  Diluted net income                                             .73            .63            .61            .62           2.59
  Dividends declared                                            .295           .295           .305           .305           1.20
  Dividends paid                                                .295           .295           .305           .305           1.20
================================================================================================================================
2001
CONDENSED INCOME STATEMENT
  Interest income                                         $1,659,811     $1,625,698     $1,614,230     $1,515,013     $6,414,752
  Interest expense                                           888,519        799,028        717,690        570,666      2,975,903
  Net interest income                                        771,292        826,670        896,540        944,347      3,438,849
  Provision for loan losses                                   83,372        152,923        160,000        209,000        605,295
  Fees and other income                                      598,540        681,915        597,292        655,274      2,533,021
  Securities gains, net                                       88,130         16,936         21,193         18,543        144,802
  Noninterest expense                                        804,997        840,102        815,462        884,315      3,344,876
  Income before income tax expense                           569,593        532,496        539,563        524,849      2,166,501
  Net income                                                 335,403        349,502        356,618        346,585      1,388,108
FINANCIAL RATIOS
  Return on average common equity                              20.52%         20.47%         19.95%         18.76%         19.89%
  Return on average assets                                      1.55           1.52           1.50           1.40           1.49
  Net interest margin                                           3.92           3.98           4.20           4.25           4.09
  Efficiency ratio                                             58.43          55.38          54.27          55.00          55.70
PER COMMON SHARE
  Basic net income                                              $.56           $.58           $.59           $.57          $2.30
  Diluted net income                                             .55            .57            .58            .57           2.27
  Dividends declared                                            .285           .285           .295           .295           1.16
  Dividends paid                                                .285           .285           .295           .295           1.16
================================================================================================================================

FOURTH QUARTER REVIEW

Net income for the fourth quarter of 2002 was $380.5 million, or $.62 per diluted share, compared to $374.2 million, or $.61 per diluted share last quarter and $346.6 million, or $.57 per diluted share for the fourth quarter of 2001. Returns on average common equity and average assets were 18.0% and 1.34%, respectively, for the fourth quarter of 2002, compared to 18.1% and 1.47%, respectively, for the third quarter of 2002, and 18.8% and 1.40%, respectively, for the fourth quarter of last year. The improvement in linked-quarter and year-over-year quarter results was driven by higher net interest income, a decrease in the provision for loan losses and growth in mortgage banking revenue, partially offset by fourth quarter 2002 net securities losses and an increase in noninterest expense.

Net interest income for the fourth quarter of 2002 was $1.1 billion, up 11% from last quarter and 14% from 2001's fourth quarter, and the net interest margin was 4.26%, versus 4.34% in the third quarter of 2002 and 4.25% in the 2001 fourth quarter. The margin improvement over the last two years resulted from a more favorable asset mix and lower funding costs, aided by strong core deposit growth. The wider margin, coupled with earning asset growth driven mainly by strong mortgage volumes, led to the increase in net interest income. The consolidation of the commercial paper conduit, while serving to increase net interest income on a linked-quarter basis, was partly responsible for the decline in the margin due to the low spreads earned on the assets consolidated.

The provision for loan losses was $158.6 million for the fourth quarter of 2002, compared to $169.2 million for the third quarter and $209.0 million for the fourth quarter of 2001. See the Credit Risk Management section of the Financial Review for further discussion about the allowance for loan losses and the related provision.

Fees and other income for the fourth quarter of 2002 totaled $690.1 million, compared to $620.6 million in the 2002 third quarter and $655.3 million in the fourth quarter of 2001. Included in fees and other income for 2002 were

                                                                              33
--------------------------------------------------------------------------------

QUARTERLY SUMMARY CONTINUED
--------------------------------------------------------------------------------

asset securitization gains of $50.1 million in the first quarter, a $5.1 million gain recorded in the second quarter for contingent consideration received in connection with the 2001 sale of the Corporation's preferred share interest in NAMCO, $10.3 million of second quarter student loan sale gains, and principal investment losses of $17.2 million in the third quarter. In 2001, fees and other income included asset securitization gains of $20.6 million in the first quarter, an $88.8 million gain on the sale of NAMCO in the second quarter, and $20.0 million of gains recognized on stock received from insurance company demutualizations in the fourth quarter.

The Corporation reported net securities losses of $16.6 million for the fourth quarter of 2002, compared to net securities gains of $.2 million in the third quarter and $18.5 million in the fourth quarter of last year. The fourth quarter 2002 net securities losses were generated primarily from the Corporation's bank stock fund investments, while the fourth quarter 2001 gains related to Student Loan Marketing Association stock that was called.

Noninterest expense for the fourth quarter of 2002 was $1.0 billion, compared to $870.2 million for the 2002 third quarter and $884.3 million for the fourth quarter of last year. The predominant factor behind the linked-quarter and year-over-year increases was personnel expense. Noninterest expense for 2002 included charges to reduce the estimated value of automobile lease residuals of $13.2 million in the first quarter and $37.7 million in the second quarter, a $52.8 million charge in the second quarter for the donation of appreciated securities to the Corporation's charitable foundation, a $15.9 million third quarter charge associated with the consolidation of the asset-backed commercial paper conduit, and charges of $28.0 million and $35.6 million in the third and fourth quarters, respectively, to revalue certain community development and civic partnership investments. In 2001, noninterest expense included charges to reduce the estimated value of automobile lease residuals of $33.5 million, $18.1 million, $2.4 million, and $13.4 million, and goodwill amortization expense of $17.0 million, $17.0 million, $17.3 million, and $17.1 million in the first through fourth quarters, respectively.

Income tax expense for the first quarter of 2001 included a $40.0 million charge related to the settlement of a tax exposure on corporate-owned life insurance deductions.

REPORT OF MANAGEMENT ON INTERNAL CONTROL
--------------------------------------------------------------------------------

National City Corporation is responsible for the preparation, integrity, and fair presentation of the financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on management's best estimates and judgments.

We, as management of National City Corporation, are responsible for establishing and maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The system of internal control over financial reporting as it relates to the financial statements contains self-monitoring mechanisms, and compliance is tested and evaluated through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in condition, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2002, in relation to criteria for effective internal control over financial reporting as described in "Internal
Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, its system of internal control over financial reporting met those criteria.


/s/ David A. Daberko             /s/ Jeffrey D. Kelly
DAVID A. DABERKO                 JEFFREY D. KELLY
Chairman and Chief               Chief Financial Officer
Executive Officer

Cleveland, Ohio

January 23, 2003

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

REPORT ON INTERNAL CONTROL

Audit Committee of the Board of Directors and the Stockholders of National City Corporation

We have examined management's assertion, included in the accompanying Report of Management on Internal Control, that National City Corporation's system of internal control over financial reporting as of December 31, 2002, met the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), insofar as management's assertion relates to internal control over the annual financial reporting in the 2002 consolidated financial statements of National City Corporation. National City Corporation's management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatement due to errors or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that, it believes that, as of December 31, 2002, National City Corporation's system of internal control over financial reporting insofar as management's assertion relates to internal control over the annual financial reporting in the 2002 consolidated financial statements of National City Corporation, met the established criteria in "Internal
Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, is fairly stated, in all material respects, based on those criteria.

                                                           /s/ Ernst & Young LLP
Cleveland, Ohio

January 23, 2003

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee of the Board of Directors and the Stockholders of National City Corporation

We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of National City Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP
Cleveland, Ohio

January 23, 2003

                                                                              35
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------
                                                                          December 31
                                                                --------------------------------
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2002                2001
------------------------------------------------------------------------------------------------
ASSETS
  Cash and demand balances due from banks                       $  3,756,426        $  4,403,962
  Federal funds sold and security resale agreements                  136,343             171,498
  Securities available for sale, at fair value                     9,211,268           9,858,868
  Other investments                                                  869,147             432,861
  Loans held for sale or securitization:
    Commercial                                                        14,840              50,959
    Mortgage                                                      24,723,549          15,553,297
    Automobile                                                            --             824,434
    Credit card                                                           --             402,305
------------------------------------------------------------------------------------------------
      Total loans held for sale or securitization                 24,738,389          16,830,995
  Portfolio loans:
    Commercial                                                    24,722,060          26,752,115
    Real estate - commercial                                       9,384,851           7,281,268
    Real estate - residential                                     19,972,549          14,763,546
    Home equity lines of credit                                    8,062,199           5,827,879
    Credit card and other unsecured lines of credit                2,030,024           1,867,053
    Other consumer                                                 7,962,729          11,548,785
------------------------------------------------------------------------------------------------
      Total portfolio loans                                       72,134,412          68,040,646
    Allowance for loan losses                                     (1,098,588)           (997,331)
------------------------------------------------------------------------------------------------
      Net portfolio loans                                         71,035,824          67,043,315
  Properties and equipment                                         1,036,937           1,084,106
  Other real estate owned                                            114,931              64,316
  Mortgage servicing assets                                          615,193           1,135,704
  Goodwill                                                         1,078,281           1,086,041
  Other intangible assets                                             74,573              81,356
  Derivative assets                                                1,468,381             728,892
  Accrued income and other assets                                  4,122,722           2,894,786
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $118,258,415        $105,816,700
================================================================================================
LIABILITIES
  Deposits:
    Noninterest bearing                                         $ 16,156,081        $ 14,823,277
    NOW and money market                                          23,022,449          19,501,137
    Savings                                                        2,477,067           2,608,565
    Consumer time                                                 14,686,005          14,962,150
    Other                                                          3,403,827           5,332,874
    Foreign                                                        5,373,339           5,901,929
------------------------------------------------------------------------------------------------
      Total deposits                                              65,118,768          63,129,932
  Federal funds borrowed and security repurchase agreements        6,528,258           6,593,388
  Borrowed funds                                                  11,493,909           8,578,742
  Long-term debt                                                  22,550,295          17,136,232
  Corporation-obligated mandatorily redeemable capital
   securities of subsidiary trusts
   holding solely debentures of the Corporation                      180,000             180,000
  Derivative liabilities                                           1,243,544             389,838
  Accrued expenses and other liabilities                           2,835,629           2,427,345
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                109,950,403          98,435,477
================================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock, stated value $50 per share, authorized
    5,000,000 shares, no shares outstanding in 2002 and
    13,969 shares in 2001                                                 --                 698
  Common stock, par value $4 per share, authorized
    1,400,000,000 shares, outstanding 611,491,359 shares in
    2002 and 607,354,729 shares in 2001                            2,445,966           2,429,419
  Capital surplus                                                    989,346             908,780
  Retained earnings                                                4,805,520           3,970,049
  Accumulated other comprehensive income                              67,180              72,277
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                         8,308,012           7,381,223
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $118,258,415        $105,816,700
================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------
                                                                           For the Calendar Year
                                                                -------------------------------------------
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             2002             2001           2000
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                          $5,333,962       $5,863,785     $5,790,093
  Securities:
    Taxable                                                         474,096          433,115        641,406
    Exempt from Federal income taxes                                 36,286           39,800         43,450
    Dividends                                                        35,191           45,201         54,852
  Federal funds sold and security resale agreements                   2,010            4,317         18,854
  Other investments                                                  34,375           28,534         17,928
-----------------------------------------------------------------------------------------------------------
      Total interest income                                       5,915,920        6,414,752      6,566,583
INTEREST EXPENSE
  Deposits                                                        1,148,378        1,777,731      1,937,034
  Federal funds borrowed and security repurchase agreements         150,430          297,374        395,935
  Borrowed funds                                                     37,375           63,987        164,716
  Long-term debt and capital securities                             574,358          836,811      1,110,536
-----------------------------------------------------------------------------------------------------------
      Total interest expense                                      1,910,541        2,975,903      3,608,221
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               4,005,379        3,438,849      2,958,362
PROVISION FOR LOAN LOSSES                                           681,918          605,295        286,795
-----------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses         3,323,461        2,833,554      2,671,567
NONINTEREST INCOME
  Mortgage banking revenue                                          827,366          525,312        478,954
  Deposit service charges                                           513,560          469,326        442,753
  Payment processing revenue                                        451,037          464,627        439,440
  Trust and investment management fees                              307,387          319,825        334,627
  Card-related fees                                                 156,965          169,453        161,028
  Brokerage revenue                                                 108,585           97,505         98,157
  Other                                                             366,007          486,973        472,423
-----------------------------------------------------------------------------------------------------------
      Total fees and other income                                 2,730,907        2,533,021      2,427,382
  Securities gains, net                                              81,092          144,802         56,852
-----------------------------------------------------------------------------------------------------------
      Total noninterest income                                    2,811,999        2,677,823      2,484,234
NONINTEREST EXPENSE
  Salaries, benefits, and other personnel                         1,865,480        1,710,309      1,627,260
  Equipment                                                         245,431          238,956        229,476
  Net occupancy                                                     225,044          212,780        209,229
  Third-party services                                              239,083          203,762        197,485
  Card processing                                                   210,891          198,928        167,657
  Marketing and public relations                                    146,138           71,348         83,747
  Other                                                             797,567          708,793        669,055
-----------------------------------------------------------------------------------------------------------
      Total noninterest expense                                   3,729,634        3,344,876      3,183,909
-----------------------------------------------------------------------------------------------------------
Income before income tax expense                                  2,405,826        2,166,501      1,971,892
Income tax expense                                                  812,228          778,393        669,515
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                       $1,593,598       $1,388,108     $1,302,377
===========================================================================================================
NET INCOME PER COMMON SHARE
  Basic                                                               $2.61            $2.30          $2.14
  Diluted                                                              2.59             2.27           2.13
AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                         610,186,786      603,611,073    607,378,801
  Diluted                                                       616,174,238      611,936,906    612,625,349
===========================================================================================================

See Notes to Consolidated Financial Statements

                                                                              37
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------

                                                    Preferred     Common     Capital     Retained
(Dollars in Thousands, Except Per Share Amounts)      Stock       Stock      Surplus     Earnings
--------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000                             $30,233    $2,428,234   $782,960   $2,665,674
  Comprehensive income:
    Net income                                                                           1,302,377
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income
    Total comprehensive income
  Common dividends declared, $.855 per share                                              (519,561)
  Preferred dividends declared                                                              (1,342)
  Issuances of 4,618,092 common shares under
   stock-based compensation and dividend
   reinvestment plans, including related tax
   effects                                                          18,472     56,598
  Repurchase of 2,503,800 common shares                            (10,015)    (2,315)     (42,071)
  Conversion of 5,287 shares of preferred stock to
   16,012 common shares                                 (265)           64        201
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                           $29,968    $2,436,755   $837,444   $3,405,077
  Comprehensive income:
    Net income                                                                           1,388,108
    Other comprehensive income, net of tax:
      Cumulative effect of change in accounting
       principle
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net losses
       included in net income
    Total comprehensive income
  Common dividends declared, $1.16 per share                                              (699,848)
  Preferred dividends declared                                                              (1,016)
  Issuances of 5,709,641 common shares under
   stock-based compensation plans, including
   related tax effects                                              22,838     55,866
  Repurchase of 9,316,800 common shares                            (37,267)    (6,707)    (122,272)
  Conversion of 585,396 shares of preferred stock
   to 1,773,220 common shares                        (29,270)        7,093     22,177
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                           $   698    $2,429,419   $908,780   $3,970,049
  Comprehensive income:
    Net income                                                                           1,593,598
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net losses
       included in net income
  Total comprehensive income
  Common dividends declared, $1.20 per share                                              (732,064)
  Preferred dividends declared                                                                 (21)
  Issuance of 5,360,548 common shares under
   stock-based compensation plans, including
   related tax effects                                              21,443     81,493
  Repurchase of 1,264,000 common shares                             (5,056)    (1,428)     (26,042)
  Conversion of 13,234 shares of preferred stock to
   40,082 common shares and redemption of 735
   shares                                               (698)          160        501
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                           $    --    $2,445,966   $989,346   $4,805,520
==================================================================================================

---------------------------------------------------  ----------------------------
                                                       Accumulated
                                                          Other
                                                      Comprehensive
(Dollars in Thousands, Except Per Share Amounts)      Income (Loss)      Total
---------------------------------------------------  ----------------------------
BALANCE, JANUARY 1, 2000                                $(179,368)     $5,727,733
  Comprehensive income:
    Net income                                                          1,302,377
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income                                             239,945         239,945
                                                                       ----------
    Total comprehensive income                                          1,542,322
  Common dividends declared, $.855 per share                             (519,561)
  Preferred dividends declared                                             (1,342)
  Issuances of 4,618,092 common shares under
   stock-based compensation and dividend
   reinvestment plans, including related tax
   effects                                                                 75,070
  Repurchase of 2,503,800 common shares                                   (54,401)
  Conversion of 5,287 shares of preferred stock to
   16,012 common shares                                                        --
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                              $  60,577      $6,769,821
  Comprehensive income:
    Net income                                                          1,388,108
    Other comprehensive income, net of tax:
      Cumulative effect of change in accounting
       principle                                          (25,995)        (25,995)
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income                                              45,079          45,079
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net losses
       included in net income                              (7,384)         (7,384)
                                                                       ----------
    Total comprehensive income                                          1,399,808
  Common dividends declared, $1.16 per share                             (699,848)
  Preferred dividends declared                                             (1,016)
  Issuances of 5,709,641 common shares under
   stock-based compensation plans, including
   related tax effects                                                     78,704
  Repurchase of 9,316,800 common shares                                  (166,246)
  Conversion of 585,396 shares of preferred stock
   to 1,773,220 common shares                                                  --
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                              $  72,277      $7,381,223
  Comprehensive income:
    Net income                                                          1,593,598
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income                                             117,417         117,417
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net losses
       included in net income                            (122,514)       (122,514)
                                                                       ----------
  Total comprehensive income                                            1,588,501
  Common dividends declared, $1.20 per share                             (732,064)
  Preferred dividends declared                                                (21)
  Issuance of 5,360,548 common shares under
   stock-based compensation plans, including
   related tax effects                                                    102,936
  Repurchase of 1,264,000 common shares                                   (32,526)
  Conversion of 13,234 shares of preferred stock to
   40,082 common shares and redemption of 735
   shares                                                                     (37)
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                              $  67,180      $8,308,012
===================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------
                                                                          For the Calendar Year
                                                               --------------------------------------------
                       (IN THOUSANDS)                              2002            2001            2000
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                 $  1,593,598    $  1,388,108    $  1,302,377
    Adjustments to reconcile net income to net cash (used
     in) provided by operating activities:
      Provision for loan losses                                     681,918         605,295         286,795
      Depreciation and amortization of properties and
      equipment                                                     182,840         182,730         173,187
      Amortization of intangible assets and mortgage
      servicing assets                                              416,829         282,174         211,294
      Accretion of premiums and discounts on securities and
      debt                                                          (23,415)         (9,151)         (6,513)
      Mortgage servicing asset impairment charges                   111,613         291,757              --
      Ineffective hedge and other derivative gains, net            (415,788)       (362,937)        (18,190)
      Securities gains, net                                         (81,092)       (144,802)        (56,852)
      Gains on loans sold or securitized, net                      (528,688)       (358,956)       (302,076)
      Other losses, net                                             290,403          62,162         103,063
      Originations and purchases of loans held for sale or
      securitization                                            (81,217,831)    (57,995,822)    (22,004,534)
      Principal payments on and proceeds from sales of loans
      held for sale or securitization                            71,705,366      44,684,194      21,139,085
      Provision for deferred income taxes                          (131,699)          1,783         276,473
      Decrease (increase) in accrued interest receivable              8,491         519,030         (89,312)
      Increase (decrease) in accrued interest payable                36,059        (640,761)        179,995
      Net change in other assets and liabilities                  1,116,910        (379,331)        (15,180)
-----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities              (6,254,486)    (11,874,527)      1,179,612
-----------------------------------------------------------------------------------------------------------
LENDING AND INVESTING ACTIVITIES
    Net (increase) decrease in Federal funds sold, security
     resale agreements, and other investments                      (128,089)        164,413          18,678
    Purchases of available-for-sale securities                   (4,089,805)     (3,252,831)     (2,476,211)
    Proceeds from sales of available-for-sale securities          3,112,992       2,625,290       5,929,403
    Proceeds from maturities, calls, and prepayments of
     available-for-sale securities                                2,681,143       2,072,950       1,953,207
    Net increase in loans                                        (4,231,022)     (4,492,467)     (8,605,866)
    Proceeds from sales or securitizations of loans               1,902,237       1,007,921       2,942,499
    Net increase in properties and equipment                       (152,973)       (189,222)       (134,359)
    Divestitures                                                         --          43,500              --
-----------------------------------------------------------------------------------------------------------
Net cash used in lending and investing activities                  (905,517)     (2,020,446)       (372,649)
-----------------------------------------------------------------------------------------------------------
DEPOSIT AND FINANCING ACTIVITIES
    Net increase in deposits                                      1,970,593       7,852,894       5,190,112
    Net (decrease) increase in Federal funds borrowed and
     security repurchase agreements                                 (65,130)        915,745         495,137
    Net increase (decrease) in borrowed funds                       243,538       7,675,017      (8,868,886)
    Repayments of long-term debt                                 (5,287,240)     (6,996,405)     (6,372,300)
    Proceeds from issuances of long-term debt, net               10,312,428       6,105,344       9,476,838
    Dividends paid                                                 (732,095)       (701,304)       (694,103)
    Issuances of common stock                                       102,936          78,704          75,070
    Repurchases of common stock                                     (32,526)       (166,246)        (54,401)
    Redemption of preferred stock                                       (37)             --              --
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) deposit and financing
  activities                                                      6,512,467      14,763,749        (752,533)
-----------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and demand balances due from
  banks                                                            (647,536)        868,776          54,430
Cash and demand balances due from banks, January 1                4,403,962       3,535,186       3,480,756
-----------------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, DECEMBER 31           $  3,756,426    $  4,403,962    $  3,535,186
===========================================================================================================
SUPPLEMENTAL INFORMATION
    Cash paid for:
      Interest                                                 $  1,874,482    $  3,616,664    $  3,428,226
      Income taxes                                                  877,918         747,142         382,030
    Noncash items:
      Transfers of loans to other real estate                       187,414         121,043          60,328
      Consolidation of asset-backed commercial paper conduit
        Loans                                                       679,451              --              --
        Securities                                                1,992,178              --              --
        Other assets                                                  1,492              --              --
        Commercial paper borrowings                               2,688,757              --              --
        Other liabilities                                               228              --              --
      Trade date purchase of debt securities not yet settled             --       1,057,299              --
      Fair value of AMVESCAP PLC stock received in
      connection with sale of National Asset Management
      Corporation preferred stock                                     1,386          41,319              --
===========================================================================================================

See Notes to Consolidated Financial Statements

                                                                              39
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NATURE OF OPERATIONS

National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive distribution network in Ohio, Michigan, Pennsylvania, Indiana, Kentucky, and Illinois and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Its primary businesses include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and payment processing.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

The Corporation, on a limited basis, uses special purpose entities (SPEs), primarily securitization trusts, to diversify its funding sources and to provide financial services to its corporate customers. SPEs are not operating entities, generally have no employees, and usually have a limited life. The basic SPE structure involves the Corporation transferring assets to the SPE. The SPE funds the purchase of those assets by issuing debt securities to investors. The legal documents governing the SPE describe how the cash earned on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. National City structures these SPEs to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the transferor of the assets.

Where the Corporation is a transferor of assets to an SPE, the assets sold to the SPE are no longer recorded on the Corporation's balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from National City's creditors, the Corporation considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Corporation currently services certain credit card receivables and automobile loans that were sold to two separate securitization trusts. Both trusts meet the applicable QSPE criteria under SFAS 140, and accordingly, are not consolidated on the Corporation's balance sheet. Further discussion regarding these securitization trusts is included in Note 4.

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

BUSINESS COMBINATIONS: Since the issuance of SFAS 141, Business Combinations, by the Financial Accounting Standards Board (FASB), business combinations initiated after June 30, 2001, are required to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

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

LOANS: Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale or securitization are valued on an aggregate basis at the lower of carrying amount or fair value.

Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.

Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Income on leveraged leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Residual values on leased assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

are reviewed regularly for other-than-temporary impairment. When there is other-than-temporary impairment in the carrying value of the Corporation's interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the write-down recognized in noninterest expense in the income statement.

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

Consumer loans are subject to mandatory charge-off at a specified delinquency date and are usually not classified as nonperforming prior to being charged off. Closed-end consumer loans, which include installment and student loans and automobile leases, are generally charged off in full no later than when the loan becomes 120 days past due. Installment loans secured by home equity and classified as residential real estate are also subject to this charge-off policy. Open-end, unsecured consumer loans, such as credit card loans, are generally charged off in full no later than when the loan becomes 150 days past due.

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

                                                                              41
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

OTHER REAL ESTATE OWNED: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of nonperforming loans. OREO also includes bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. OREO obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property's appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of other real estate owned are recognized on the date of sale. Changes in value subsequent to transfer are recorded in noninterest expense on the income statement.

SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in other noninterest income. Interest on trading account securities is recorded in interest income. As of December 31, 2002 and 2001, trading account securities totaled $15.2 million and $121.0 million, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. As of December 31, 2002 and 2001, there were no securities classified as held to maturity.

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

Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective-interest method over the period to maturity, are included in interest income. Unrealized and realized gains and losses on securities are determined using the specific-identification method. Purchases and sales of securities are recognized on a trade-date basis.

PRINCIPAL INVESTMENTS: Principal investments, which include direct investments in private and public companies and indirect investments in private equity funds, are carried at estimated fair value with changes in fair value recognized in other noninterest income.

Direct investments include equity and mezzanine investments in the form of common stock, preferred stock, limited liability company interests, warrants, and subordinated debt. Direct mezzanine investments in the form of subordinated debt and preferred stock, which earn interest or dividends, are included in other investments on the balance sheet, while the remainder of the direct investments are included in other assets. Indirect investments include ownership interests in private equity funds managed by third-party investors and are included in other assets on the balance sheet.

The fair values of publicly traded investments are determined by using quoted market prices, subject to various discount factors, sales restrictions, and regulation, when appropriate. Investments that are not publicly traded are initially valued at cost and subsequent adjustments to fair value are estimated in good faith by management. Factors used in determining the fair value of direct investments include consideration of the company's business model, current and projected financial performance, liquidity, management team, and overall economic and market conditions. Factors used in determining the fair value of indirect investments include evaluation of the general partner's valuation techniques and overall economic and market conditions. The fair value estimates of the investments are based upon currently available information and may not necessarily represent amounts that will ultimately be realized, which depend on future events and circumstances.

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

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Corporation's other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 10 years. Prior to the adoption of SFAS 142, the Corporation's goodwill was amortized on a straight-line basis over varying periods not exceeding 25 years, except for certain goodwill related to purchase acquisitions at the Corporation's 85%-owned payment processing subsidiary, National Processing, Inc. (National Processing), which was amortized over 40 years. Note 9 includes a summary of the Corporation's goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS 142.

DEPRECIABLE ASSETS: Properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from one to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years; and leasehold improvements are amortized over the term of the respective lease plus the first optional renewal period, if applicable. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life of the asset.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Corporation recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis.

ASSET SECURITIZATIONS: National City uses the securitization of financial assets as a source of funding. Financial assets, including pools of credit card receivables and automobile loans, are transferred into trusts or to SPEs in transactions which are effective under applicable banking rules and regulations to legally isolate the assets from National City Bank (the Bank), a subsidiary of the Corporation. Where the transferor is a depository institution such as a bank subsidiary of the Corporation, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. SFAS 140 requires, for certain transactions completed after the initial adoption date, a "true sale" analysis of the treatment of the transfer under state law as if the bank were a debtor under the bankruptcy code. A "true sale" legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor's control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special purpose entities.

A legal opinion regarding legal isolation for each credit card securitization has been obtained by the Bank. The opinion rendered in connection with the 2002 credit card securitization included in its conclusion that the FDIC regulation, "Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation" (the "Securitization Rule") would be applicable to the transfer of such receivables. The Securitization Rule provides reasonable assurance that neither the FDIC acting as conservator or receiver for the transferring bank subsidiary, nor any other creditor of the bank, may reclaim or recover the receivables from the securitization trust or recharacterize the receivables as property of the transferring bank subsidiary or of the conservatorship or receivership for the bank. The opinion further reasoned, even if the Securitization Rule did not apply, then pursuant to various FDIC pronouncements, the FDIC would uphold the effectiveness of the security interest granted in the financial assets. A legal opinion was obtained for the first step in the automobile loan securitization transaction in 2002, which was structured as a two-step securitization. While noting the transaction fell within the meaning of a "securitization" under the Securitization Rule, in accordance with accounting guidance, an analysis was also rendered under state law as if the transferring Bank was a debtor under the bankruptcy code. The "true sale" opinion provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Bank's receivership or conservatorship estate in the event of insolvency, and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.

In a securitization, the trust issues beneficial interests in the form of senior and subordinated asset-backed securities backed or collateralized by the assets sold to the trust. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated interests retained by an affiliate of the Corporation. In all cases, the Corporation or its affiliate retains interests in the securitized assets, which may take the form of seller certificates, subordinated tranches, cash reserve balances, servicing assets, and interest-only strips representing the cash flows generated by the assets in excess of the contractual cash flows required to be paid to the investors and for other obligations such as servicing fees.

                                                                              43
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

In accordance with SFAS 140, securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale and each subsequent sale when the combined net sales proceeds and, if applicable, retained interests differ from the loans' allocated carrying amount. Net gains or losses resulting from securitizations are recorded in noninterest income.

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

On a quarterly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. If past performance and future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated. Refer to Note 4 for further analysis of the assumptions used in the determination of fair value.

When the Corporation retains the right to service the loans and receives related fees that exceed the current market rate to service the receivables, a servicing asset is recorded and included in other assets on the balance sheet. A servicing asset is not recognized if the Corporation receives adequate compensation relative to current market servicing prices to service the receivables sold. Servicing assets created in a securitization are initially measured at their allocated carrying amount based upon relative fair values at the date of securitization and are subsequently carried at the lower of this initial carrying value, adjusted for amortization, or fair value. Impairment, if any, is recognized when and in the amount carrying value exceeds its fair value as determined by calculating the present value of the expected future net servicing cash flows using the assumptions described previously. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income and is recorded in noninterest income on the income statement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively. SFAS 133 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item no later than when hedge accounting ceases.

MORTGAGE SERVICING ASSETS: The Corporation recognizes as separate assets rights to service mortgage loans it does not own but services for others for a fee. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on the relative fair values of each. Mortgage servicing assets, when purchased, are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Amortization is determined in proportion to and over the period of estimated net servicing income. For purposes of determining impairment, the mortgage servicing assets are stratified by product type and interest rate. Certain mortgage servicing assets hedged with derivative instruments as part of SFAS 133 hedge relationships are carried at fair value and consequently may be adjusted above their initial carrying value.

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rate of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

STOCK-BASED COMPENSATION: The Corporation's stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. Effective January 1, 2003, the Corporation will adopt the fair value method of recording stock options under the transitional guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock option awards granted on National City common stock. Also included in the pro forma net income and earnings per share is after-tax expense, net of the minority interest benefit, related to option awards granted by the Corporation's 85%-owned processing subsidiary, National Processing, Inc., on its common stock.

-------------------------------------------------------
                                       For the Calendar Year
-------------------------------------------------------
In Thousands, Except Per Share
           AMOUNTS)                2002         2001
-------------------------------------------------------      2000
Net income, as reported         $1,593,598   $1,388,108   $1,302,377
Less pro forma expense related
  to options granted on:
  National City common stock       (44,872)     (40,060)     (36,399)
  National Processing common
   stock                            (6,743)      (4,227)      (1,601)
-------------------------------------------------------
Pro forma net income            $1,541,983   $1,343,821   $1,264,377
-------------------------------------------------------
Pro forma net income per
  share:
  Basic - as reported                $2.61        $2.30        $2.14
  Basic - pro forma                   2.53         2.22         2.08
  Diluted - as reported               2.59         2.27         2.13
  Diluted - pro forma                 2.50         2.20         2.06
=======================================================

The fair values of stock options granted were estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used to determine the fair value of options granted on National City common stock: a risk-free interest rate of

                                                                              45
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

3.48%, 5.55%, and 5.01%, for 2002, 2001, and 2000, respectively; an expected life of the option of five years for 2002 and four years for 2001 and 2000; an expected dividend yield of 3.86% for 2002 and 3.50% for 2001 and 2000; and expected volatility of 26.1% for 2002, 23.6% for 2001, and 22.1% for 2000. The weighted-average grant-date fair value of options granted during 2002, 2001, and 2000 was $5.09, $5.83, and $3.11 respectively. The weighted-average assumptions used to value the National Processing option grants are disclosed in National Processing, Inc.'s Form 10-K. For purposes of the pro forma disclosures, the estimated fair value of the option is amortized to expense over the vesting period of the award.

ADVERTISING COSTS: Advertising costs are generally expensed as incurred.

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

STOCK REPURCHASES: Acquisitions of the Corporation's common stock are recorded on the par value method, which requires the cash paid to be allocated to common stock, capital surplus, and retained earnings.

2. RECENT ACCOUNTING PRONOUNCEMENTS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, the Corporation had variable interests in securitization trusts, which are discussed in Note 4. These trusts are qualifying special purpose entities, which are exempt from the consolidation requirements of FIN 46. The Corporation is currently assessing the impact, if any, the interpretation will have on results of operations, financial position, or liquidity, as it applies to other areas within the Corporation.

GUARANTEES: In November 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Corporation are disclosed in Note 20. The Corporation does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

ACCOUNTING FOR STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects.

Effective January 1, 2003, the Corporation plans to adopt the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003, will continue to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

accounted for under APB Opinion 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2005. National City estimates the income statement impact associated with expensing stock options will be approximately $18 million pretax and $15 million, or $.02 per diluted share, after tax, in 2003, assuming options are granted in 2003 at a similar level and under similar market conditions to 2002. As the cost of anticipated future option awards is phased in over a four-year period, the annual impact will rise to approximately $.10 per diluted share, assuming options are granted in future years at a similar level and under similar market conditions to 2002. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases or decreases from the current estimate, or if the current accounting guidance changes. National City uses the Black-Scholes model to estimate option values. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate.

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS: In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS 147 also modifies SFAS 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets.

While SFAS 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on results of operations, financial position, or liquidity because the Corporation does not have any assets subject to the specialized accounting guidance provided in SFAS 72 or SFAS 147.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and becomes effective for the Corporation beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS (SFAS 145): In April 2002, the FASB issued SFAS 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS 44 related to the accounting for intangible assets for motor carriers and amends SFAS 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS 145 are not expected to have a material impact on results of operations, financial position, or liquidity.

ACCOUNTING FOR LONG-LIVED ASSETS: SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement's provisions supersede SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Corporation on January 1, 2002, and did not have a material impact on results of operations, financial position, or liquidity.

ASSET RETIREMENT OBLIGATIONS: In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Corporation beginning January 1, 2003,

                                                                              47
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

and its adoption is not expected to have a material impact on results of operations, financial position, or liquidity.

GOODWILL AND OTHER INTANGIBLE ASSETS: On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets. Notes 1 and 9 provide further detail on the accounting for goodwill and intangible assets under the standard and the impact of the adoption on the financial statements. The standard's adoption had no impact on liquidity.

3. ACQUISITIONS, DIVESTITURES, AND REALIGNMENT CHARGES

In April 2001, National City sold its preferred share interest in National Asset Management Corporation (NAMCO), a Louisville, Kentucky-based investment advisor, to AMVESCAP PLC (AVZ) for a gain of $88.8 million. The gain is included in other noninterest income on the income statement. The carrying value of National City's investment in NAMCO preferred shares was $1.5 million. Cash proceeds of $49.0 million and 2.8 million shares of AVZ stock, with a value of $41.3 million, were received in connection with the sale. The shares were sold later in the second quarter of 2001. In May 2002, National City received additional contingent consideration of $5.1 million related to the sale of NAMCO, consisting of cash of $3.7 million and 126,677 shares of AVZ stock, with a value of $1.4 million. The consideration was recorded in other noninterest income on the income statement.

In June 2001, National Processing, the Corporation's 85%-owned payment processing subsidiary, acquired a 70% interest in ABN AMRO Merchant Services, LLC (AAMS) for cash of $48.5 million. Under the terms of the agreement, National Processing provides AAMS with all merchant-processing services, including both authorization and settlement of all card-based transactions. The acquisition was accounted for by the purchase method, with the results of operations of AAMS included in the income statement from the date of acquisition. Goodwill of $27.1 million was recorded in connection with the acquisition. The remainder of the purchase price was allocated to other intangible assets, primarily acquired-merchant contracts, which are being amortized on a straight-line basis over 10 years.

In August 2001, National Processing sold its business process outsourcing business unit for $43.0 million in cash. This business unit primarily processed health care claims, credit card applications, and airline lift tickets. In connection with the disposal, a pretax impairment loss, net of minority interest benefit, of $2.7 million was recorded in 2001.

During 2000, National City divested certain assets as part of a balance sheet restructuring initiative intended to improve asset returns and capital position, reduce reliance on purchased funding, and lessen interest rate sensitivity. These transactions included the sales of $3.7 billion of fixed-rate debt securities, $2.0 billion of low-spread student loans, and $1.0 billion of low-spread adjustable-rate mortgage loans. Losses totaling $56.3 million pretax, or $36.6 million after tax, were incurred on the disposition of the debt securities and are included in net securities gains. A pretax gain of $74.2 million, or $48.2 million after tax, was recognized on the sale of the student loans and is included in other noninterest income. The sale of the adjustable-rate mortgage loans generated a pretax gain of $10.6 million, or $6.9 million after tax, which is included in mortgage banking revenue.

In December 2000, the Corporation recorded a $44.0 million pretax, or $28.6 million after tax, charge in association with closing certain retail and wholesale loan origination units of the former Altegra Credit Company subsidiary, and ceasing the origination of automobile leases. The charges consisted of $26.0 million for residual value write-downs on the Corporation's automobile lease portfolio, $3.7 million for severance costs, $9.0 million for goodwill impairment, $2.9 million for facility closures and lease obligations, and $2.4 million for fixed asset impairment and other costs. These charges are included in other noninterest expense.

Also in 2000, National Processing divested a small operating unit and recorded a pretax charge of $6.5 million, net of minority interest benefit, for goodwill and fixed-asset impairment.

4. SECURITIZATION ACTIVITY

The Corporation periodically sells assets through securitization transactions.

On January 31, 2002, National City sold $425.0 million of credit card receivables to the National City Credit Card Master Trust (trust) and recognized a pretax gain of $24.8 million, which was recorded in other noninterest income. Retained interests in the form of interest-only strips and subordinated tranches were also recognized with initial carrying values of $4.9 million and $27.0 million, respectively. Transaction costs of $1.7 million incurred in connection with the securitization were deferred and are being amortized over the revolving term of the securitization.

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

The transaction costs deferred in connection with the credit card securitizations consisted primarily of securities underwriting, filing, and professional services fees.

The Corporation established an automobile receivables trust into which it sold, through securitization on March 27, 2002, $1.1 billion of fixed-rate, closed-end automobile loans. A pretax gain of $25.3 million was recorded as a result of the term securitization and was recorded in other noninterest income. Retained interests in the form of interest-only strips, subordinated tranches, and dealer rebate receivables were also recognized with initial carrying values

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

of $41.3 million, $62.1 million, and $1.6 million, respectively. In addition, a servicing asset was created in the amount of $16.5 million. See Note 1 for further details regarding the accounting for servicing assets.

A summary of the components of managed loans, which represents both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans.

---------------------------------------------------------------------------------------------------------------------------------
                                                              As of December 31                     For the Calendar Year
                                                    -------------------------------------   -------------------------------------
                                                         Principal        Loans Past Due          Average           Net Credit
                                                          Balance         30 Days or More        Balances             Losses
                                                    -----------------------------------------------------------------------------
(IN MILLIONS)                                         2002       2001      2002     2001      2002       2001      2002     2001
---------------------------------------------------------------------------------------------------------------------------------
Type of loan:
  Credit card                                       $2,400.0   $2,266.4   $ 87.0   $ 88.6   $2,263.7   $2,215.8   $124.0   $105.4
  Automobile                                         4,400.3    4,400.4     91.2    101.3    4,394.0    4,376.9     44.7     49.7
---------------------------------------------------------------------------------------------------------------------------------
    Total loans managed                              6,800.3    6,666.8    178.2    189.9    6,657.7    6,592.7    168.7    155.1
Less:
  Loans securitized                                  2,284.4    1,025.0     59.8     35.1    2,153.7      992.3     78.7     50.2
  Loans held for securitization                           --    1,226.7       --       --      283.3      153.4       --       --
---------------------------------------------------------------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO                         $4,515.9   $4,415.1   $118.4   $154.8   $4,220.7   $5,447.0   $ 90.0   $104.9
---------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

The Corporation's on-balance-sheet credit card receivables are expected to increase following the revolving period of the securitization.

Certain cash flows received from the securitization trusts follow:

--------------------------------------------------------------
                                    For the Calendar Year
                                ------------------------------
                                    Credit Card         Auto
--------------------------------------------------------------
        (IN MILLIONS)             2002       2001       2002
--------------------------------------------------------------
Proceeds from new
  securitizations               $  397.4   $  397.4   $1,041.0
Proceeds from collections
  reinvested in previous
  securitizations                3,002.2    2,052.4         --
Servicing fees received             28.3       19.3        9.1
Other cash flows received on
  retained interests                94.5       66.8       16.1
Proceeds from sales of
  previously charged-off
  accounts                           1.6        1.4         .2
Purchases of delinquent or
  foreclosed assets                   --         --         --
Repayments of servicing
  advances                            --         --         --
--------------------------------------------------------------
--------------------------------------------------------------

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the December 31, 2002, fair values to immediate 10% and 20% adverse changes in those assumptions follows. Actual credit losses experienced through year-end 2002 on the pool of automobile loans securitized have been consistent with initial projections. As such, the expected static pool loss assumption would perform consistent with that disclosed in the sensitivity analysis. The sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

--------------------------------------------------------------------------------

                                                     Weighted-                       Monthly     Expected
                                                      average     Variable Annual   Principal     Annual      Annual
                                            Fair       Life         Coupon Rate     Repayment     Credit     Discount
          (Dollars in Millions)             Value   (in months)    to Investors       Rate        Losses       Rate       Yield
---------------------------------------------------------------------------------------------------------------------------------
CREDIT CARD LOANS
  SERIES 2000-1 - INTEREST-ONLY STRIP
    As of the date of securitization        $2.2         5.5            6.86%         18.08%        4.17%      15.00%     14.43%
    AS OF DECEMBER 31, 2002                  3.7         3.3            1.59          17.83         5.67       15.00      11.34
      Decline in fair value of 10% adverse
       change                                                            $.2            $.3         $ .9          --       $1.8
      Decline in fair value of 20% adverse
       change                                                             .4             .5          1.8          --        3.5
  SERIES 2001-1 - INTEREST-ONLY STRIP
    As of the date of securitization        $4.4         5.6            6.06%         17.79%        4.08%      15.00%     14.77%
    AS OF DECEMBER 31, 2002                  2.6         3.3            1.61          17.83         5.67       15.00      11.34
      Decline in fair value of 10% adverse
       change                                                            $.2            $.2         $ .6          --       $1.3
      Decline in fair value of 20% adverse
       change                                                             .3             .3          1.3          --        2.5
  SERIES 2002-1 - INTEREST-ONLY STRIP
    As of the date of securitization        $4.9         5.7            2.06%         17.41%        5.34%      15.00%     11.99%
    AS OF DECEMBER 31, 2002                  2.6         3.3            1.60          17.83         5.67       15.00      11.34
      Decline in fair value of 10% adverse
       change                                                            $.2            $.2         $ .6          --       $1.3
      Decline in fair value of 20% adverse
       change                                                             .3             .3          1.3          --        2.5
---------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                      Weighted-     Monthly      Expected
                                                                       average     Prepayment   Cumulative    Annual    Weighted-
                                                             Fair       Life         Speed        Credit     Discount    average
                   (Dollars in Millions)                     Value   (in months)   (% ABS)(a)     Losses       Rate      Coupon
---------------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE LOANS
  SERIES 2002-A
    Interest-only strip
      As of the date of securitization                       $41.3       22.9          1.40%        2.25%      12.00%      8.71%
      AS OF DECEMBER 31, 2002                                 25.8       18.5          1.40         2.25       12.00       8.71
      Decline in fair value of 10% adverse change                                      $1.6         $2.2        $ .5      $ 9.8
      Decline in fair value of 20% adverse change                                       3.1          4.4         1.0       19.1
    Servicing asset
      As of the date of securitization                       $16.9       22.9          1.40%        2.25%      12.00%      8.71%
      AS OF DECEMBER 31, 2002(b)                              10.3       13.8          1.40         2.25       12.00       8.71
      Decline in fair value of 10% adverse change                                      $ .5           --         $.1         --
      Decline in fair value of 20% adverse change                                       1.0           --          .3        $.1
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

(a) Absolute prepayment speed
(b) Carrying value of servicing asset at December 31, 2002 was $10.2 million

5. ASSET-BACKED COMMERCIAL PAPER CONDUIT

The Corporation served as the administrative agent and investment advisor to a commercial paper conduit (North Coast Funding, LLC) that purchased high-grade assets from the Corporation and certain corporate customers and then issued high-grade commercial paper to third-party investors collateralized by such assets. The conduit was established in 2000, and at that time, was considered an unconsolidated qualified special-purpose entity under the guidelines of SFAS 140.

Effective September 29, 2002, the asset sale agreement between North Coast Funding, LLC and National City SPC, Inc. was amended to grant the conduit the right to sell assets at its sole discretion. All parties to the conduit and the rating agencies were informed of the intent to amend the agreement, and the independent third-party owner of the conduit approved the amendment. The nature of the amendment caused the conduit to lose its status as a qualifying special-purpose entity. As a result, under applicable accounting guidance, the assets and liabilities and results of operations of the conduit were required to be included in the consolidated financial statements of the Corporation. As of September 29, the conduit held assets with a fair value of $2.673 billion and liabilities with a fair value of $2.689 billion. The difference between the fair value of the liabilities assumed and the fair value of the assets received as of September 29 was $15.9 million, which was recorded as a charge to noninterest expense. The assets consolidated on September 29 included $679.5 million of secured commercial loans and lease receivables and $1.992 billion of marketable asset-backed securities, and the liabilities consisted primarily of commercial paper borrowings. Prior to December 31, 2002, the remaining commercial paper borrowings held by third-party investors matured and the conduit was legally dissolved.

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans outstanding were recorded net of unearned income as of December 31, 2002 and 2001 of $389.8 million and $556.7 million, respectively.

The Corporation's loan portfolio includes lease financing receivables consisting of direct financing and leveraged leases on equipment, which are included in commercial loans on the consolidated balance sheet, and retail automobile lease financings, which are included in other consumer loans on the consolidated balance sheet. The direct financing and leveraged leased equipment consists primarily of manufacturing and mining equipment, commercial trucks and trailers, and airplanes. The Corporation ceased originating retail automobile leases in December 2000 and is letting the portfolio run off over time. A summary of lease financings by type at December 31 follows:

----------------------------------------------------------------
               (IN MILLIONS)                   2002       2001
----------------------------------------------------------------
COMMERCIAL
  Direct financings                          $1,381.9   $1,617.9
  Leveraged leases                              322.1      332.4
----------------------------------------------------------------
    TOTAL COMMERCIAL LEASE FINANCINGS         1,704.0    1,950.3
CONSUMER
  Retail automobile lease financings            571.6    1,186.9
----------------------------------------------------------------
TOTAL NET INVESTMENT IN LEASE FINANCINGS     $2,275.6   $3,137.2
================================================================

The components of the net investment in lease financings at December 31 follow:

----------------------------------------------------------------
               (IN MILLIONS)                   2002       2001
----------------------------------------------------------------
COMMERCIAL
  Lease payments receivable                  $1,528.5   $1,827.2
  Estimated residual value of leased assets     561.4      595.9
----------------------------------------------------------------
  Gross investment in commercial lease
   financings                                 2,089.9    2,423.1
  Unearned income                              (385.9)    (472.8)
----------------------------------------------------------------
TOTAL NET INVESTMENT IN COMMERCIAL LEASE
  FINANCINGS                                 $1,704.0   $1,950.3
----------------------------------------------------------------
CONSUMER
  Lease payments receivable                    $169.3   $  449.0
  Estimated residual value of leased assets     446.9      862.4
----------------------------------------------------------------
  Gross investment in consumer lease
 financings                                     616.2    1,311.4
  Unearned income                               (44.6)    (124.5)
----------------------------------------------------------------
TOTAL NET INVESTMENT IN CONSUMER LEASE
  FINANCINGS                                   $571.6   $1,186.9
================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

A rollforward of the residual value component of lease financings follows:

----------------------------------------------------------------
               (IN MILLIONS)                   2002       2001
----------------------------------------------------------------
COMMERCIAL
  Beginning balance                            $595.9     $564.0
  Additions                                      45.5       79.9
  Runoff                                        (71.4)     (43.5)
  Write-downs                                    (8.6)      (4.5)
----------------------------------------------------------------
ENDING BALANCE                                 $561.4     $595.9
----------------------------------------------------------------
CONSUMER
  Beginning balance                            $862.4   $1,199.0
  Additions                                        --         --
  Runoff                                       (364.6)    (269.2)
  Write-downs                                   (50.9)     (67.4)
----------------------------------------------------------------
ENDING BALANCE                                 $446.9   $  862.4
================================================================

In 2000, automobile lease residual value write-downs totaled $41.0 million.

At December 31, 2002, the minimum future lease payments to be received from lease financings were as follows:

-------------------------------------------------------------------------------------
                                                                     2008
                                                                     and
(In Millions)           2003     2004     2005     2006     2007    Beyond    Total
-------------------------------------------------------------------------------------
Commercial             $377.5   $321.6   $214.5   $148.4   $127.9   $338.6   $1,528.5
Consumer                125.5     37.7      6.1       --       --       --      169.3
-------------------------------------------------------------------------------------
TOTAL                  $503.0   $359.3   $220.6   $148.4   $127.9   $338.6   $1,697.8
=====================================================================================

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

----------------------------------------------------------------
                                           For the Calendar Year
----------------------------------------------------------------
(In Thousands)                      2002        2001        2000
----------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR  $  997,331   $ 928,592   $ 970,463
Provision                        681,918     605,295     286,795
Allowance related to loans
 sold or securitized              (4,477)    (73,990)    (42,421)
Charge-offs                     (702,214)   (586,921)   (407,998)
Recoveries                       126,030     124,355     121,753
----------------------------------------------------------------
 Net charge-offs                (576,184)   (462,566)   (286,245)
----------------------------------------------------------------
BALANCE AT END OF YEAR        $1,098,588   $ 997,331   $ 928,592
================================================================

In 2002, 2001, and 2000, $4.5 million, $29.2 million, and $42.4 million, respectively, of allowance for loan losses was transferred to the bases of credit card and automobile loans either sold through securitization during the year or held for securitization as of the end of the year.

In 2001, the Corporation decided to accelerate the disposition of a portfolio of nonperforming and delinquent loans which had been generated by the former wholesale and retail loan origination units of Altegra. During 2001, the allowance for loan losses related to these loans was increased by $68.1 million through a charge to provision. Loans totaling $149.5 million were sold from the portfolio during the year with related loan loss allowance of $45.7 million included in the bases of the loans sold, essentially covering the loss on sale.

Nonperforming loans totaled $702.4 million and $594.0 million at December 31, 2002 and 2001, respectively. For loans classified as nonperforming at December 31, 2002, the contractual interest due and actual interest recognized on those loans during 2002 was $66.2 million and $17.3 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $391.4 million and $170.1 million at December 31, 2002 and 2001, respectively. Average impaired loans for 2002, 2001, and 2000 totaled $354.0 million, $122.3 million, and $59.4 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans for 2002 and 2001 was $76.0 million and $62.9 million, respectively. At December 31, 2002, impaired loans with an associated allowance totaled $205.8 million, while $185.6 million of impaired loans had no related allowance. At December 31, 2001, $170.1 million of impaired loans had an associated allowance. There was no interest recognized in 2002, 2001, and 2000 on impaired loans while they were considered impaired.

7. SECURITIES

Securities available for sale follow:

------------------------------------------------------------------------
                                                       DECEMBER 31, 2002
------------------------------------------------------------------------
                        AMORTIZED
                             COST
(In Thousands)                      UNREALIZED   UNREALIZED         FAIR
                                        GAINS      LOSSES          VALUE
------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures            $1,084,077    $ 59,846     $    --     $1,143,923
Mortgage-backed
 securities             4,552,641     227,304         379      4,779,566
Asset-backed and
 corporate debt
 securities             1,815,549       8,144       5,735      1,817,958
States and political
 subdivisions             650,747      51,942          20        702,669
Other                     765,065       6,192       4,105        767,152
------------------------------------------------------------------------
TOTAL SECURITIES       $8,868,079    $353,428     $10,239     $9,211,268
========================================================================

------------------------------------------------------------

------------------------------------------------------------------------
                                                       December 31, 2001
------------------------------------------------------------------------
                        Amortized
                             Cost
(In Thousands)                      Unrealized   Unrealized         Fair
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
========================================================================

                                                                              51
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The other category includes Federal Reserve and Federal Home Loan Bank stock, certain retained interests in securitizations, and the Corporation's internally managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $74.8 million and $71.0 million, respectively, at December 31, 2002, and $399.9 million and $444.8 million, respectively, at December 31, 2001.

The following table presents the amortized cost, fair value, and weighted-average yield of securities at December 31, 2002 by maturity:

---------------------------------------------------------------------------------
                                                                        Weighted-
                        Within   1 to 5   5 to 10   After 10             Average
(Dollars in Millions)   1 Year   Years     Years     Years     Total    Yield(a)
---------------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures             $ 458    $  245   $  367     $   14    $1,084     4.87%
Mortgage-backed
 securities               398     2,518    1,605         32     4,553     6.20
Asset-backed and
 corporate debt
 securities               164     1,583       34         34     1,815     2.71
States and political
 subdivisions              13       154      438         46       651     8.21
Other                       6       138       --        621       765     5.33
---------------------------------------------------------------------------------
AMORTIZED COST          $1,039   $4,638   $2,444     $  747    $8,868
=================================================================================
FAIR VALUE              $1,049   $4,790   $2,620     $  752    $9,211
=================================================================================
WEIGHTED-AVERAGE
 YIELD(A)                5.19%     4.85%    6.46%      5.56%     5.40%
=================================================================================

(a) Yield on debt securities only; equity securities excluded

Weighted-average yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax-equivalent basis using the marginal Federal income tax rate of 35%. Mortgage-backed securities and retained interests in securitizations are assigned to maturity categories based on their estimated average lives. Equity securities are included in other securities in the "after 10 years" category.

At December 31, 2002, the carrying value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, and derivative instruments totaled $7.5 billion.

At December 31, 2002, there were no securities of a single issuer, other than U.S. Treasury debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders' equity.

In 2002, 2001, and 2000, gross securities gains of $109.3 million, $146.4 million, and $124.3 million and gross securities losses of $28.2 million, $1.6 million, and $67.4 million were recognized, respectively.

8. PRINCIPAL INVESTMENTS

The Corporation's principal investment portfolio is managed within the Wholesale Banking line of business. A rollforward of principal investments follows:

---------------------------------------------------------------
                                                  December 31
---------------------------------------------------------------
                (IN MILLIONS)                    2002     2001
---------------------------------------------------------------
DIRECT INVESTMENTS:
  Carrying value at beginning of year           $286.3   $230.8
  Investments - new fundings                      57.2     64.5
  Return of capital                               (7.4)    (4.4)
  Fair value adjustments                         (19.0)    (4.6)
---------------------------------------------------------------
  Carrying value at end of year                 $317.1   $286.3
---------------------------------------------------------------
INDIRECT INVESTMENTS:
  Carrying value at beginning of year           $209.1   $153.6
  Investments - new fundings                      59.9     61.5
  Return of capital                               (7.5)    (5.5)
  Fair value adjustments                          (6.6)    (0.5)
---------------------------------------------------------------
  Carrying value at end of year                 $254.9   $209.1
---------------------------------------------------------------
TOTAL PRINCIPAL INVESTMENTS:
  Carrying value at beginning of year           $495.4   $384.4
  Investments - new fundings                     117.1    126.0
  Return of capital                              (14.9)    (9.9)
  Fair value adjustments                         (25.6)    (5.1)
---------------------------------------------------------------
  CARRYING VALUE AT END OF YEAR                 $572.0   $495.4
===============================================================

------------------------------------------------------------------------
                                                For the Calendar Year
------------------------------------------------------------------------
               (IN MILLIONS)                   2002      2001      2000
------------------------------------------------------------------------
PRINCIPAL INVESTMENT REVENUE(A)               $ 22.2     $19.7     $14.9
========================================================================
NET PRINCIPAL INVESTMENT GAINS (LOSSES)(B)    $(22.9)    $(1.9)    $37.1
========================================================================

(a) Consists primarily of interest and dividends

(b)Consists of fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs

Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 20.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Upon the adoption of SFAS 142 on January 1, 2002, the Corporation ceased amortizing its goodwill, which decreased noninterest expense and increased net income in 2002 as compared to 2001 and 2000. The following table shows the pro forma effects of applying SFAS 142 to the 2001 and 2000 periods.

------------------------------------------------------------------
                                        For the Calendar Year
------------------------------------------------------------------
          (In Millions,
    EXCEPT PER SHARE AMOUNTS)         2002       2001       2000
------------------------------------------------------------------
GOODWILL AMORTIZATION:
  Pretax                            $     --   $   65.7   $   66.6
  After-tax                               --       56.3       56.9
NET INCOME:
  Reported                           1,593.6    1,388.1    1,302.4
  Add back: after-tax goodwill
   amortization                           --       56.3       56.9
------------------------------------------------------------------
ADJUSTED                            $1,593.6   $1,444.4   $1,359.3
==================================================================
BASIC NET INCOME PER COMMON SHARE:
  Reported                             $2.61      $2.30      $2.14
  Add back: goodwill amortization
   per share                              --        .09        .09
------------------------------------------------------------------
ADJUSTED                               $2.61      $2.39      $2.23
==================================================================
DILUTED NET INCOME PER COMMON
  SHARE:
  Reported                             $2.59      $2.27      $2.13
  Add back: goodwill amortization
   per share                              --        .09        .09
------------------------------------------------------------------
ADJUSTED                               $2.59      $2.36      $2.22
==================================================================

A summary of goodwill by line of business follows:

------------------------------------------------------------------------
                       JANUARY 1,   GOODWILL   IMPAIRMENT   DECEMBER 31,
    (IN MILLIONS)         2002      ACQUIRED     LOSSES         2002
------------------------------------------------------------------------
Consumer and Small
 Business Financial
 Services               $  512.8       --          --         $  512.8
Wholesale Banking           86.7       --          --             86.7
National Consumer
 Finance                   261.4       --          --            261.4
Asset Management           126.2       --          --            126.2
National Processing         91.2       --          --             91.2
Parent and other              --       --          --               --
------------------------------------------------------------------------
TOTAL                   $1,078.3       --          --         $1,078.3
========================================================================

As of December 31, 2001, the Corporation had goodwill assets of $1,086.0 million. On January 1, 2002, in conjunction with the adoption of SFAS 142, previously classified goodwill assets with a gross carrying value of $28.2 million, accumulated amortization of $20.5 million, and a net carrying value of $7.7 million, were transferred to core deposit intangibles because these assets met the criteria for recognition apart from goodwill.

The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, and merchant portfolios and other intangibles. Merchant portfolio intangibles relate to merchant card customer portfolios acquired by National Processing. These intangible assets continue to be amortized over their estimated useful lives in accordance with SFAS 142, which range from one to 10 years. There were no adjustments to the useful lives of these intangible assets as a result of the adoption of SFAS 142.

A summary of core deposit, credit card, and merchant portfolios and other intangible assets follows:

--------------------------------------------------------------
                                                 December 31
--------------------------------------------------------------
                (In Millions)                   2002     2001
--------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
  Gross carrying amount                        $ 93.3   $ 65.1
  Less: accumulated amortization                 65.1     31.7
--------------------------------------------------------------
  NET CARRYING AMOUNT                            28.2     33.4
--------------------------------------------------------------
CREDIT CARD INTANGIBLES
  Gross carrying amount                          17.3     14.6
  Less: accumulated amortization                 13.0     11.7
--------------------------------------------------------------
  NET CARRYING AMOUNT                             4.3      2.9
--------------------------------------------------------------
MERCHANT PORTFOLIOS AND OTHER INTANGIBLES
  Gross carrying amount                          63.6     59.7
  Less: accumulated amortization                 21.5     14.6
--------------------------------------------------------------
  NET CARRYING AMOUNT                            42.1     45.1
--------------------------------------------------------------
TOTAL FINITE-LIVED INTANGIBLES
  Gross carrying amount                         174.2    139.4
  Less: accumulated amortization                 99.6     58.0
--------------------------------------------------------------
  NET CARRYING AMOUNT                          $ 74.6   $ 81.4
==============================================================

Amortization expense on finite-lived intangible assets totaled $21.1 million, $17.2 million, and $18.7 million for 2002, 2001, and 2000, respectively. Amortization expense on finite-lived intangible assets is expected to total $21.4 million, $20.1 million, $7.9 million, $5.4 million, and $5.2 million in 2003, 2004, 2005, 2006, and 2007, respectively.

                                                                              53
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

10. MORTGAGE SERVICING ASSETS

National City's portfolio of residential mortgage loans serviced for third parties was $101.9 billion at December 31, 2002, compared to $73.9 billion at December 31, 2001, and $54.8 billion at December 31, 2000.

The net carrying value of mortgage servicing assets follows:

-----------------------------------------------------------------
                                                December 31
-----------------------------------------------------------------
             (In Thousands)                  2002         2001
-----------------------------------------------------------------
Initial carrying value adjusted for
 amortization                             $1,815,533   $1,410,458
SFAS 133 hedge basis adjustments            (816,790)      (2,817)
Impairment valuation allowance              (383,550)    (271,937)
-----------------------------------------------------------------
NET CARRYING VALUE                        $  615,193   $1,135,704
=================================================================

Changes in the carrying value of mortgage servicing assets follow:

------------------------------------------------------------------
                                            For the Calendar Year
------------------------------------------------------------------
             (In Thousands)                   2002         2001
------------------------------------------------------------------
Balance at beginning of year               $1,135,704   $  999,707
Additions                                     826,686      633,699
Amortization                                 (395,670)    (196,552)
SFAS 133 hedge basis adjustments             (813,973)      (2,817)
Impairment charges                           (111,613)    (291,757)
Sales                                         (25,941)      (6,576)
------------------------------------------------------------------
BALANCE AT END OF YEAR                     $  615,193   $1,135,704
==================================================================
Net increase in impairment valuation
 allowance                                   $111,613     $271,937
==================================================================

During 2002, the Corporation reduced the carrying value of its mortgage servicing asset portfolio through $111.6 million of impairment charges and $814.0 million of SFAS 133 hedge basis adjustments. These reductions reflected a decline in the estimated fair value of the assets as a result of higher than anticipated mortgage loan prepayments driven by the low interest rate environment. The fair value of mortgage servicing assets is determined by calculating the present value of estimated future net cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Increases in expected and actual mortgage loan prepayments, the most significant factors driving the value of mortgage servicing assets, reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

The key economic assumptions used to estimate the value of the mortgage servicing asset portfolio at December 31, 2002 and 2001 are presented in the table that follows. A sensitivity analysis of the current fair value of mortgage servicing assets to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2002 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing asset is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment rate estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

--------------------------------------------------------------
                                               December 31
--------------------------------------------------------------
          (DOLLARS IN MILLIONS)             2002       2001
--------------------------------------------------------------
Fair value                                 $ 615.2   $ 1,135.7
Expected weighted-average life (in years)      2.2         5.5
Constant prepayment rate (CPR)               63.07%      14.14%
Discount rate                                 9.53       11.43
Prepayment rate
  Decrease in fair value from 10% adverse
    change                                 $(10.6)
  Decrease in fair value from 20% adverse
    change                                  (20.6)
Discount rate
  Decrease in fair value from 10% adverse
    change                                  (11.6)
  Decrease in fair value from 20% adverse
    change                                  (22.6)
==============================================================

The key economic assumptions used in determining the fair value of mortgage servicing assets capitalized in 2002 were as follows:
------------------------------------------------------------

Weighted-average CPR                                   22.04%
Weighted-average life (in years)                         4.2
Weighted-average discount rate                         10.59%
============================================================

Risk associated with declines in the estimated fair value of mortgage servicing assets due to increases in mortgage loan prepayments is managed using a variety of derivative instruments intended to increase in value when interest rates decline. During 2002, derivative instruments used to protect the value of the mortgage servicing assets generated a net gain of $1.2 billion, more than offsetting the decline in fair value of the mortgage servicing assets recorded for the same period. This net gain was recorded within mortgage banking revenue on the income statement. Of the total net gain recognized, $1.1 billion related to derivative instruments which were included in SFAS 133 hedge relationships with specific mortgage servicing assets during the year, while $42.8 million represented net gains from derivatives that were also used to protect the value of the servicing assets but were not included in an SFAS 133 hedge relationship for some period of time, primarily due to the timing of purchase. The Corporation typically strives to include the derivative instruments it uses to protect the value of the mortgage servicing assets in SFAS 133 hedge relationships in order to record gains and losses on both the mortgage servicing assets and derivative instruments simultaneously in the income statement. Mortgage servicing assets not included in SFAS 133 relationships may not be written up above their initial carrying value, adjusted for amortization, limiting the amount of gains that might otherwise be recognized to offset losses on the derivative instruments, which are always carried at fair value. At December 31, 2002, the net fair value of derivative instruments used to protect the value of the mortgage servicing assets totaled $392.5 million. Notes 1 and 23 provide further discussion on how derivative instruments are accounted for, the nature of the derivative instruments used by the Corporation, the risks associated with the use of derivative instruments, and ineffective hedge and other gains and losses generated by derivative instruments during the current and prior year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

11. PROPERTIES AND EQUIPMENT

Properties and equipment follow:

---------------------------------------------------------------
                                              December 31
---------------------------------------------------------------
(In Thousands)                                2002         2001
---------------------------------------------------------------
Land                                    $  140,416   $  140,245
Buildings and leasehold improvements       955,880      948,984
Equipment                                1,459,787    1,483,208
---------------------------------------------------------------
                                         2,556,083    2,572,437
Less accumulated depreciation
  and amortization                       1,519,146    1,488,331
---------------------------------------------------------------
NET PROPERTIES AND EQUIPMENT            $1,036,937   $1,084,106
===============================================================

The Corporation also leases owned equipment to customers under operating lease arrangements. The net book value of leased equipment was $71.4 million and $145.2 million at December 31, 2002 and 2001, respectively. Net rental income from operating equipment leases, which represents lease rental income less depreciation expense on the equipment, was $4.5 million, $8.3 million, and $11.7 million in 2002, 2001, and 2000, respectively. At December 31, 2002, aggregate minimum future rental payments to be received under these operating leases totaled $16.4 million in 2003, $12.4 million in 2004, $7.6 million in 2005, $4.4 million in 2006, $1.2 million in 2007, and $2.0 million in 2008 and beyond.

12. FEDERAL FUNDS BORROWED AND SECURITY REPURCHASE AGREEMENTS

Detail of Federal funds borrowed and security repurchase agreements follows:

-------------------------------------------------------------
       (DOLLARS IN MILLIONS)          2002     2001     2000
-------------------------------------------------------------
Balance at December 31:
  Federal funds borrowed             $3,384   $2,923   $1,786
  Security repurchase agreements      3,144    3,670    3,892
Maximum outstanding at any month
 end:
  Federal funds borrowed             $8,342   $6,728   $4,474
  Security repurchase agreements      3,556    4,190    4,136
Daily average amount outstanding:
  Federal funds borrowed             $5,459   $4,637   $3,043
  Security repurchase agreements      3,327    3,887    3,846
Weighted daily average interest
 rate:
  Federal funds borrowed               2.12%    4.02%    6.43%
  Security repurchase agreements       1.04     2.86     5.21
Weighted daily interest rate for
 amounts outstanding at December
 31:
  Federal funds borrowed               1.23%    1.39%    5.82%
  Security repurchase agreements        .84     1.10     5.29
=============================================================

Federal funds borrowed and security repurchase agreements generally mature within 30 days of the transaction date.

13. BORROWED FUNDS

Detail of borrowed funds follows:

---------------------------------------------------------------
                                             December 31
---------------------------------------------------------------
(In Thousands)                                2002         2001
---------------------------------------------------------------
U.S. Treasury notes                    $ 8,881,947   $8,190,573
Commercial paper                         1,043,209      385,457
Senior bank notes                        1,560,000           --
Other                                        8,753        2,712
---------------------------------------------------------------
TOTAL BORROWED FUNDS                   $11,493,909   $8,578,742
===============================================================

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial and residential real estate loans. The funds are placed at the discretion of the U.S. Treasury. As of December 31, 2002, $1.0 billion of the notes were term notes with a stated maturity of less than one month. The remaining $7.9 billion of notes were callable on demand by the U.S. Treasury.

Commercial paper is issued by the Corporation's subsidiary, National City Credit Corporation, and is due in six months or less.

The senior bank notes are issued by the bank subsidiaries and have maturities of six months or less.

14. LONG-TERM DEBT

The composition of long-term debt follows:

------------------------------------------------------------------
                                                December 31
------------------------------------------------------------------
(In Thousands)                                  2002          2001
------------------------------------------------------------------
8.50% subordinated notes due 2002        $        --   $    99,990
6.625% subordinated notes due 2004           249,849       249,720
7.75% subordinated notes due 2004            199,594       199,338
8.50% subordinated notes due 2004            149,863       149,737
7.20% subordinated notes due 2005            260,849       256,892
5.75% subordinated notes due 2009            333,928       299,562
6.875% subordinated notes due 2019           808,353       699,920
Other                                             --        10,000
------------------------------------------------------------------
TOTAL PARENT COMPANY                       2,002,436     1,965,159
6.50% subordinated notes due 2003            202,158       208,632
7.25% subordinated notes due 2010            272,007       243,867
6.30% subordinated notes due 2011            231,006       204,902
7.25% subordinated notes due 2011            198,263       198,066
6.25% subordinated notes due 2011            342,357       302,844
6.20% subordinated notes due 2011            550,307       496,544
------------------------------------------------------------------
TOTAL BANK SUBSIDIARIES                    1,796,098     1,654,855
------------------------------------------------------------------
TOTAL LONG-TERM DEBT QUALIFYING FOR
 TIER 2 CAPITAL                            3,798,534     3,620,014
Senior bank notes                         14,998,141     9,761,688
Federal Home Loan Bank advances            3,750,980     3,751,010
Other                                          2,640         3,520
------------------------------------------------------------------
TOTAL OTHER LONG-TERM DEBT                18,751,761    13,516,218
------------------------------------------------------------------
TOTAL LONG-TERM DEBT                     $22,550,295   $17,136,232
==================================================================

The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. The Corporation uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by hedging the fair value of certain fixed-rate debt by converting the debt to variable rate and by hedging the cash flow variability associated with certain variable-rate debt by

                                                                              55
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

converting the debt to fixed rate. Further discussion on derivative instruments is included in Notes 1 and 23.

At December 31, 2002, the par values of subordinated debt, senior bank notes, and long-term advances from the Federal Home Loan Bank (FHLB) totaled $3,475.0 million, $14,904.5 million and $3,740.5 million, respectively.

All subordinated notes of the parent company and bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. At December 31, 2002, $2,325.0 million of fixed-rate subordinated debt was effectively converted to variable-rate debt based on the three-month London Interbank Offering Rate (LIBOR) through the use of interest rate swaps.

Senior bank notes are issued by the Corporation's bank subsidiaries. At December 31, 2002, senior bank notes totaling $2,382.0 million were contractually based on a fixed rate of interest and $12,522.5 million were contractually based on a variable rate of interest. The weighted-average contractual interest rates for fixed and variable-rate senior bank notes at December 31 were 2.77% and 1.59%, respectively. Through the use of interest rate swaps, as of December 31, $1,665.0 million of the fixed-rate senior bank notes had been effectively converted to variable-rate notes based on either the one- or three-month LIBOR rate or the Federal Funds rate and $2,550.0 million of the variable-rate senior bank notes had been effectively converted to fixed-rate notes with a weighted-average fixed rate of 3.56%. Additionally, $5,500.0 million of variable rate senior bank notes were capped at a weighted-average rate of 4.60% through the use of interest rate caps.

FHLB advances at December 31, 2002, contractually consisted of $190.5 million of fixed-rate obligations and $3,550.0 million of variable-rate obligations. The weighted-average contractual interest rates for fixed- and variable-rate advances at December 31 were 5.67% and 1.49%, respectively. Through the use of interest rate swaps, as of December 31, fixed-rate advances with a par value of $100.0 million had been effectively converted to a variable rate based on one-month LIBOR and variable-rate advances with a par value of $1,300.0 million had been effectively converted to fixed-rate advances with a weighted-average fixed rate of 3.42%. FHLB advances are collateralized by qualifying residential real estate loans.

Long-term debt maturities, based on par value, for the next five years are as follows: $10,308.9 million in 2003, $4,721.3 million in 2004, $1,688.8 million in 2005, $1,406.7 million in 2006, $1,315.4 million in 2007, and $2,681.6 million thereafter. The subordinated debt, senior bank notes, and long-term FHLB advances have maturities ranging from 2003 to 2019, 2003 to 2078, and from 2003 to 2023, respectively.

A credit agreement dated April 12, 2001, as amended, with a group of unaffiliated banks allows the Corporation to borrow up to $375 million until April 12, 2005 with a provision to extend the expiration date under certain circumstances. The Corporation pays a variable annual facility fee based on the Corporation's long-term debt rating. The fee is currently 10 basis points on the amount of the credit facility. There were no borrowings outstanding under this agreement at December 31, 2002 or 2001.

15. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

The composition of capital securities follows:

--------------------------------------------------------------
                                               December 31
--------------------------------------------------------------
(In Thousands)                                 2002       2001
--------------------------------------------------------------
8.12% capital securities of First of
 America Capital Trust I due January 31,
 2027                                      $150,000   $150,000
9.85% capital securities of Fort Wayne
 Capital Trust I due April 15, 2027          30,000     30,000
--------------------------------------------------------------
TOTAL CAPITAL SECURITIES                   $180,000   $180,000
==============================================================

The corporation-obligated mandatorily redeemable capital securities (the capital securities) of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the debentures) were issued by two statutory business trusts - First of America Capital Trust I and Fort Wayne Capital Trust I, of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The debentures held by First of America Capital Trust I and Fort Wayne Capital Trust I qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

16. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Corporation and its banking subsidiaries are subject to various regulatory capital requirements of federal banking agencies that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on financial position and operations.

Regulatory and other capital measures at December 31 follow:

------------------------------------------------------------------
                                   2002                2001
------------------------------------------------------------------
(DOLLARS IN MILLIONS)         AMOUNT     RATIO    AMOUNT     RATIO
------------------------------------------------------------------
Total equity/assets          $ 8,308.0    7.03%  $ 7,381.2    6.98%
Total common equity/assets     8,308.0    7.03     7,380.5    6.98
Tangible common
 equity/tangible assets        7,155.1    6.11     6,213.1    5.94
Tier 1 capital                 7,267.7    7.58     6,268.7    6.99
Total risk-based capital      11,001.2   11.47    10,135.4   11.31
Leverage                       7,267.7    6.52     6,268.7    6.45
==================================================================

The tangible common equity ratio excludes goodwill and other intangible assets from both the numerator and denominator.

Tier 1 capital consists of total equity plus qualifying capital securities and minority interests, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets, and adjustments related to the valuation of mortgage servicing assets and certain equity investments in nonfinancial companies (principal investments).

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

National City's Tier 1, total risk-based capital, and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was October 30, 2002, the due date of the last required quarterly regulatory financial filings, each of the Corporation's subsidiary banks were considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank's capital category. As of December 31, 2001, each of the subsidiary banks were also categorized as well-capitalized.

The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $144.4 million at December 31, 2002.

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

Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. The subsidiary banks may pay dividends in 2003 of $975.3 million, plus an additional amount equal to their net profits for 2003, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

The Corporation's mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiaries' net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer's net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2002, these subsidiaries met their respective minimum net worth capital requirements.

                                                                              57
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

17. STOCKHOLDERS' EQUITY

A summary of activity in accumulated other comprehensive income (loss) follows:

--------------------------------------------------------------
                                   For the Calendar Year
--------------------------------------------------------------
       (IN THOUSANDS)           2002        2001       2000
--------------------------------------------------------------
Accumulated unrealized gains
 (losses) on securities
 available for sale at
 January 1,
 net of tax                   $ 105,656   $ 60,577   $(179,368)
Net unrealized gains for the
 period, net of tax expense
 of $94,720 in 2002, $75,002
 in 2001, and $149,099 in
 2000                           175,908    139,290     276,899
Reclassification adjustment
 for gains included in net
 income, net of tax expense
 of $22,601 in 2002, $50,730
 in 2001, and $19,898 in
 2000                           (58,491)   (94,211)    (36,954)
--------------------------------------------------------------
Effect on other
 comprehensive income for
 the period                     117,417     45,079     239,945
--------------------------------------------------------------
Accumulated unrealized gains
 on
 securities available for
 sale at December 31, net of
 tax                          $ 223,073   $105,656   $  60,577
==============================================================
Accumulated unrealized
 losses on derivatives used
 in cash flow hedging
 relationships at January 1,
 net of tax                   $ (33,379)  $     --   $      --
Cumulative effect of change
 in accounting principle,
 net of tax benefit of
 $13,997                             --    (25,995)         --
Net unrealized losses for
 the period, net of tax
 benefit of $121,193 in 2002
 and $31,155 in 2001           (225,072)   (57,859)         --
Reclassification adjustment
 for losses included in net
 income, net of tax benefit
 of $55,223 in 2002 and
 $27,179 in 2001                102,558     50,475          --
--------------------------------------------------------------
Effect on other
 comprehensive income for
 the period                    (122,514)   (33,379)         --
--------------------------------------------------------------
Accumulated unrealized
 losses on
 derivatives used in cash
 flow hedging relationships
 at December 31, net of tax   $(155,893)  $(33,379)  $      --
==============================================================
Accumulated other
 comprehensive income (loss)
 at January 1, net of tax     $  72,277   $ 60,577   $(179,368)
Other comprehensive income
 (loss), net of tax              (5,097)    11,700     239,945
--------------------------------------------------------------
ACCUMULATED OTHER
 COMPREHENSIVE INCOME AT
 DECEMBER 31, NET OF TAX      $  67,180   $ 72,277   $  60,577
==============================================================

On August 30, 2002, the Corporation redeemed all preferred shares outstanding, stated value $50 per share, at a redemption price of $50.50137 per share, representing a total cost of $37,119. Prior to redemption, holders of preferred shares had the right at their option, to convert each share of preferred into
3.0291 shares of National City common stock at any time through August 20, 2002. The holders of the preferred shares were entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%.

In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. Shares repurchased are held for reissue in connection with the Corporation's stock compensation plans and for general corporate purposes. During 2002, 2001, and 2000, the Corporation repurchased 1.3 million, 9.3 million, and 2.5 million shares of its common stock, respectively. As of December 31, 2002, 14.3 million shares remain authorized for repurchase.

On January 1, 2001, the Corporation recorded a transition loss of $26.0 million after tax, presented as a cumulative effect of a change in accounting principle, associated with establishing the fair values of derivatives designated into cash flow hedging relationships on the balance sheet in accordance with the adoption of SFAS 133.

18. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share calculations follow:

------------------------------------------------------------------
                                     For the Calendar Year
------------------------------------------------------------------
Dollars in Thousands,
EXCEPT PER SHARE AMOUNTS)       2002         2001         2000
------------------------------------------------------------------
BASIC
  Net income                  $1,593,598   $1,388,108   $1,302,377
  Less preferred dividends            21        1,016        1,799
------------------------------------------------------------------
  Net income applicable to
   common stock               $1,593,577   $1,387,092   $1,300,578
------------------------------------------------------------------
  Average common shares
   outstanding               610,186,786  603,611,073  607,378,801
------------------------------------------------------------------
  Net income per common
   share - basic                   $2.61        $2.30        $2.14
==================================================================
DILUTED
  Net income                  $1,593,598   $1,388,108   $1,302,377
------------------------------------------------------------------
  Average common shares
   outstanding               610,186,786  603,611,073  607,378,801
  Stock option adjustment      5,962,876    7,201,707    3,429,063
  Preferred stock
   adjustment                     24,576    1,124,126    1,817,485
------------------------------------------------------------------
  Average common shares
   outstanding - diluted     616,174,238  611,936,906  612,625,349
------------------------------------------------------------------
  Net income per common
   share - diluted                 $2.59        $2.27        $2.13
==================================================================

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

19. INCOME TAXES

The composition of income tax expense follows:

------------------------------------------------------------------
                                        For the Calendar Year
------------------------------------------------------------------
(IN THOUSANDS)                       2002        2001       2000
------------------------------------------------------------------
Current:
  Federal                          $ 860,371   $753,727   $379,851
  State                               83,556     22,883     13,191
------------------------------------------------------------------
  Total current                      943,927    776,610    393,042
Deferred:
  Federal                           (137,157)    (6,230)   266,150
  State                                5,458      8,013     10,323
------------------------------------------------------------------
  Total deferred                    (131,699)     1,783    276,473
------------------------------------------------------------------
INCOME TAX EXPENSE                   812,228   $778,393   $669,515
==================================================================
INCOME TAX EXPENSE APPLICABLE
 TO SECURITIES TRANSACTIONS        $  22,601   $ 50,681   $ 19,898
==================================================================

Income tax expense for 2001 included a $40.0 million charge related to tax exposure for corporate-owned life insurance deductions. Further discussion is included in Note 20.

The effective tax rate differs from the statutory Federal tax rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown below:

--------------------------------------------------------------
                                         For the Calendar Year
--------------------------------------------------------------
                                        2002     2001     2000
Rate Reconciliation
--------------------------------------------------------------
Statutory Federal tax rate              35.0%    35.0%    35.0%
Life insurance                          (1.1)      .7     (1.2)
Tax-exempt income                       (.9)     (1.1)    (1.3)
Goodwill                                 --        .9       .9
State taxes                             2.4        .9       .8
Tax credits                             (1.1)     (.6)     (.6)
Other                                   (.5)       .1       .4
--------------------------------------------------------------
EFFECTIVE TAX RATE                      33.8%    35.9%    34.0%
==============================================================

Significant components of deferred tax liabilities and assets as of December 31 follow:

---------------------------------------------------------------
           (IN THOUSANDS)                 2002          2001
---------------------------------------------------------------
Deferred tax liabilities:
 Mortgage servicing, net               $  234,213    $  331,615
 Leasing                                  599,404       670,331
 Depreciation                              50,650        20,797
 Employee benefits                         48,064        46,702
 Mark-to-market adjustments                34,854        40,319
 Other, net                               250,335       198,478
---------------------------------------------------------------
 Total deferred tax liabilities         1,217,520     1,308,242
Deferred tax assets:
 Provision for loan losses                389,836       365,914
 Other, net                               235,355       215,554
---------------------------------------------------------------
 Total deferred tax assets                625,191       581,468
---------------------------------------------------------------
NET DEFERRED TAX LIABILITY             $  592,329    $  726,774
===============================================================

For the years ended 2002, 2001, and 2000, income tax benefits of $19.5 million, $26.8 million, and $6.7 million, respectively, were credited to stockholders' equity related to the exercise of nonqualified employee stock options.

20. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS

A summary of the contractual amount of significant commitments follows:

-----------------------------------------------------------------
                                                      December 31
-----------------------------------------------------------------
                                                 2002       2001
(In Millions)
-----------------------------------------------------------------
Commitments to extend credit:
  Revolving home equity and credit card
    lines                                     $22,139    $19,531
  Other loans                                  35,018     31,067
Standby letters of credit                       3,770      3,406
Commercial letters of credit                      127        154
Net commitments to sell mortgage loans and
 mortgage-backed securities                    21,966     14,130
Commitments to fund principal investments         242        290
Commitments to fund civic and community
 investments                                      206        157
=================================================================

Commitments to extend credit are agreements to lend. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements. Certain lending commitments for conforming residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS 133. The changes in the fair value of these commitments due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities and are included in other loans in the table above. Further discussion on derivative instruments is included in Notes 1 and 23.

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

The Corporation also enters into forward contracts for the future delivery or purchase of fixed-rate conforming residential mortgage loans and mortgage-backed securities at a specified interest rate to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing assets. These contracts are also considered derivative instruments under SFAS 133 and changes in the fair value of these contracts due to interest

                                                                              59
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 23.

The Corporation also has principal investment commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

The Corporation and certain of its subsidiaries occupy their respective headquarters offices and other facilities under long-term operating leases and, in addition, lease certain software and data processing and other equipment. The aggregate minimum annual rental commitments under these leases total approximately $133.0 million in 2003, $114.3 million in 2004, $84.3 million in 2005, $61.2 million in 2006, $51.9 million in 2007, and $258.1 million thereafter. The Corporation also subleases and receives rental income on certain leased properties. As of December 31, 2002, aggregate future minimum rentals to be received under noncancelable subleases totaled $24.6 million. Total operating lease expense, net of sublease income, recorded under all operating leases was $131.6 million, $122.6 million, and $120.9 million in 2002, 2001, and 2000, respectively.

Under an agreement with the formerly unconsolidated asset-backed commercial paper conduit, National City had commitments to provide liquidity to the conduit in the event funding could not be readily accessed in the commercial paper market. The Corporation also provided standby letters of credit to the conduit to provide partial credit protection to commercial paper holders. As a result of the consolidation and subsequent dissolution of the conduit, National City no longer has liquidity and standby letter of credit commitments to third parties related to the conduit. At December 31, 2001, the Corporation had conduit-related liquidity and letter of credit commitments of $3.6 billion and $18.5 million, respectively. Further discussion of the asset-backed commercial paper conduit is included in Note 5.

The Corporation enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require the Corporation to make certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $72.1 billion, $43.1 billion, and $20.3 billion in 2002, 2001, and 2000, respectively. Total loans repurchased or indemnified were $175.2 million, $157.0 million, and $55.5 million in 2002, 2001, and 2000, respectively. In addition, total loans sold of $2.0 billion remained uninsured as of December 31, 2002. The volume and balance of uninsured government loans may be impacted by processing or notification delays. Management generally believes the majority of the uninsured loans at December 31, 2002 will become insured during the normal course of business in 2003. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, in 2002, 2001, and 2000 were $61.8 million, $10.2 million, and $4.9 million, respectively. At December 31, 2002, the Corporation's estimated liability for losses on repurchase and indemnification was $94.5 million, which was included in accrued expenses and other liabilities.

The Corporation from time to time also enters into financial guarantee contracts whereby a premium is received from another financial institution counterparty to guarantee a portion of credit risk on interest rate swap contracts entered into between the financial institution counterparty and its customer. The Corporation becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. The premium is recorded as a liability when received and is ratably amortized over the life of the contract to noninterest income. As of December 31, 2002, the Corporation's maximum exposure to loss under these contracts totaled $2.7 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

settlement through negotiations with the IRS for all tax years containing such deductions. The first quarter charge when combined with previous accruals covered the full settlement amount. There were no other impacts on operations in 2000 and 2001 and the Corporation has no further balance sheet or income statement exposure related to this matter.

The Corporation, through its subsidiaries, National Processing, Inc. and National City Bank of Kentucky, provides merchant card processing services. Under the rules of Visa(R) and MasterCard(R), when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Corporation is unable to collect this amount from the merchant's account, and if the merchant refuses or is unable to reimburse the Corporation for the chargeback due to liquidation or other reasons, the Corporation will bear the loss for the amount of the refund paid to the cardholder.

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa(R) and MasterCard(R) for the last four months, plus any outstanding delayed-delivery transactions and unresolved chargebacks in the process of resolution. For the last four months of 2002, this amount totaled approximately $50 billion. At December 31, 2002, the Corporation had $7.6 million of unresolved chargebacks that were in process of resolution.

During 2002, 2001, and 2000, the Corporation processed $163 million, $168 million, and $131 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for 2002, 2001, and 2000 were $3 million, $4 million, and $2 million, respectively. The Corporation accrues for probable losses based on historical experience and at December 31, 2002 had $1.5 million recorded in accrued expenses and other liabilities for expected losses.

In most cases, this contingent liability is unlikely to arise as most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until some time after the purchase (delayed-delivery), the potential for this contingent liability increases. In 2002, the Corporation processed approximately $22 billion of merchant transactions related to delayed-delivery purchases.

The Corporation currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of one or more of the Corporation's airline customers, the Corporation could become financially responsible for refunding tickets purchased through Visa(R) and MasterCard(R) under the charge-back rules of those associations. At December 31, 2002, the dollar value of tickets purchased, but as yet unflown, was approximately $1 billion. Based upon available information, this is management's best estimate of maximum potential chargebacks related to its airline customers. As of December 31, 2002, the Corporation held $139.5 million in merchant deposits and withheld settlement funds for certain airline merchants. The merchant deposits collateralize only individual airline merchants and some airline merchants have no deposits. Of the total merchant deposits, $125.0 million was related to a single airline merchant. In the near term, management believes liquidations are unlikely for any of the Corporation's airline customers.

US Airways Group, Inc. and United Air Lines, Inc., both of which are merchant processing customers of the Corporation, have filed for bankruptcy court protection under Chapter 11. Based upon information currently available to the Corporation and actions management has taken to mitigate risks, management currently believes a material loss under the chargeback rules is unlikely.

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

The Corporation has no material related party transactions which would require disclosure. The Corporation may extend credit to certain officers and directors of the Corporation and its banking subsidiaries in the ordinary course of business, and under substantially the same terms as comparable third-party lending arrangements, and in compliance with applicable banking regulations.

                                                                              61
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

21. STOCK OPTIONS AND AWARDS

National City maintains various incentive and nonqualified stock option plans and also maintains various restricted stock plans. These plans provide for the granting of stock options, stock appreciation rights, and restricted shares to eligible employees and directors. All of the Corporation's stock option and restricted stock plans were approved by stockholders with the exception of the 150th anniversary commemorative grant in 1995.

STOCK OPTION PLANS: The stock option plans under which options may currently be granted authorize the issuance to officers and key employees of up to 92,000,000 options to purchase shares of common stock at the fair value of the common stock on the date of grant. These options generally become exercisable to the extent of 50% annually beginning one year from the date of grant and expire not later than 10 years from the date of grant. In addition, stock options may be granted that include the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the fair value of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.

In 1995, National City granted a total of 5.6 million options to purchase common stock at the fair value of the common stock on the date of grant to virtually all employees in commemoration of National City's 150th anniversary. The options became exercisable to the extent of 33% per year beginning two years from the date of grant. As of December 31, 2002, 699,400 of these options remained outstanding and all were exercisable.

Compensation expense of $3.5 million was recorded in 2002 related to the fair value of stock options for former employees in situations where vesting continued upon a change in employee status.

RESTRICTED STOCK PLANS: National City's restricted stock plans provide for the issuance of up to 8,000,000 shares of common stock to officers, key employees, and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation generally recognizes compensation expense over the restricted period. The weighted-average grant-date fair value of restricted share awards granted during 2002, 2001, and 2000 was $29.69, $29.30, and $19.16, respectively. Compensation expense recognized in 2002, 2001, and 2000 totaled $11.9 million, $8.0 million, and $6.9 million, respectively, related to restricted share plans.

OPTION AND RESTRICTED STOCK AWARD ACTIVITY: Stock option and restricted stock award activity follows:

-----------------------------------------------------------------------
                                      Shares
                       ------------------------------------
                       Available                              Weighted-
                       for Grant                               Average
                       -----------        Outstanding          Option
                        Awards &     ----------------------   Price Per
                         Options      Awards      Options       Share
-----------------------------------------------------------------------
January 1, 2000         17,448,889   1,196,550   37,801,480    $24.38
-----------------------------------------------------------------------
  Cancelled              1,286,940     (96,908)  (1,404,340)    26.49
  Exercised                     --    (242,899)  (2,489,526)    13.28
  Granted              (12,563,754)    979,896   12,040,430     18.17
-----------------------------------------------------------------------
December 31, 2000        6,172,075   1,836,639   45,948,044     23.29
-----------------------------------------------------------------------
  Authorized            30,000,000          --           --        --
  Cancelled                865,603    (104,426)    (825,311)    26.58
  Exercised                     --    (520,438)  (6,480,441)    15.94
  Granted               (9,747,769)    611,535   10,156,258     30.87
-----------------------------------------------------------------------
December 31, 2001       27,289,909   1,823,310   48,798,550     25.79
-----------------------------------------------------------------------
  Authorized             5,000,000          --           --        --
  Cancelled                953,339    (118,019)    (853,081)    29.79
  Exercised                     --    (391,859)  (5,404,615)    18.35
  Granted              (10,799,439)  1,225,739   10,422,884     27.84
-----------------------------------------------------------------------
DECEMBER 31, 2002       22,443,809   2,539,171   52,963,738    $26.89
=======================================================================

Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at December 31, 2002 follows:

---------------------------------------------------------------------------
                                       Weighted-
                                        Average
                          Weighted-    Remaining                  Weighted-
 Range of                  Average    Contractual                  Average
 Exercise                 Exercise       Life                     Exercise
  Prices     Outstanding    Price     (in years)    Exercisable     Price
---------------------------------------------------------------------------
$9.17-$11.99    149,262    $ 9.98         1.3          149,262     $ 9.98
12.00-16.99   3,214,569     14.29         1.9        3,214,569      14.29
17.00-21.99   8,567,136     17.81         6.4        8,531,461      17.79
22.00-26.99   1,418,424     24.84         3.5        1,372,835      24.79
27.00-31.99  30,998,864     28.87         7.6       16,966,699      29.09
32.00-37.81   8,615,483     34.11         5.3        8,430,014      34.14
---------------------------------------------------------------------------
      TOTAL  52,963,738    $26.89         6.6       38,664,840     $26.24
===========================================================================

At December 31, 2002, 2001, and 2000, options for 38,664,840, 33,723,522 and
28,913,644 shares of common stock, respectively, were exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

22. PENSION AND OTHER

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

National City also has a benefit plan offering postretirement medical and life insurance benefits. The medical portion of the plan is contributory and the life insurance coverage is noncontributory to the participants. The Corporation has no plan assets attributable to the plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods employees provide service for such benefits. The Corporation reserves the right to terminate or make plan changes at any time.

Using an actuarial measurement date of October 31, plan asset and benefit obligation activity for each of the plans follows:

-------------------------------------------------------------------------
                                                           Other
                           Pension Benefits       Postretirement Benefits
                        -----------------------   -----------------------
    (IN THOUSANDS)         2002         2001         2002         2001
-------------------------------------------------------------------------
CHANGE IN FAIR
VALUE OF PLAN ASSETS
 Balance at beginning
 of measurement period  $1,585,716   $1,589,896   $      --    $      --
 Actual return on plan
 assets                   (107,567)      61,211          --           --
 Employer contribution          --           --       8,786        9,081
 Participant
 contributions                  --           --      11,160        8,679
 Expenses paid              (4,704)      (4,848)         --           --
 Benefits paid             (62,102)     (60,543)    (19,946)     (17,760)
-------------------------------------------------------------------------
BALANCE AT END OF
 MEASUREMENT PERIOD     $1,411,343   $1,585,716   $      --    $      --
=========================================================================
CHANGE IN BENEFIT
 OBLIGATION
 Balance at beginning
 of measurement period  $1,069,119   $1,011,490   $ 127,391    $ 114,189
 Service cost               47,161       42,697       2,487        2,332
 Interest cost              72,553       71,348       8,980        7,930
 Participant
 contributions                  --           --      11,160        8,679
 Plan amendments                --       10,465         343           --
 Actuarial losses
 (gains)                    94,748       (6,338)     12,781       12,021
 Benefits paid             (62,102)     (60,543)    (19,946)     (17,760)
-------------------------------------------------------------------------
BALANCE AT END OF
 MEASUREMENT PERIOD     $1,221,479   $1,069,119   $ 143,196    $ 127,391
=========================================================================
 Funded status          $  189,864   $  516,597   $(143,196)   $(127,391)
 Unrecognized prior
 service cost              (40,337)     (45,460)        765          609
 Unrecognized net
 actuarial (gain) loss     145,712     (230,097)     38,609       27,071
 Unrecognized net
 (asset) obligation           (207)      (2,767)     11,433       12,835
Contributions/benefits
 paid subsequent to
 measurement date               --           --       1,505        1,514
-------------------------------------------------------------------------
PREPAID (ACCRUED)
 BENEFIT COST           $  295,032   $  238,273   $ (90,884)   $ (85,362)
=========================================================================

-------------------------------------------------------------------------
                                                           Other
                           Pension Benefits       Postretirement Benefits
                        -----------------------   -----------------------
                           2002         2001         2002         2001
-------------------------------------------------------------------------
WEIGHTED-AVERAGE
 ASSUMPTIONS FOR THE
 MEASUREMENT PERIOD
 Discount rate                6.75%        7.00%       6.75%        7.00%
 Rate of compensation
 increase                2.75-7.50    2.75-7.50   2.75-7.50    2.75-7.50
 Expected return on
 plan assets                  9.50        10.00          --           --
=========================================================================

Plan assets of the defined benefit pension plan consisted primarily of marketable equity securities and bonds, including $137.0 million and $146.7 million of National City common stock at December 31, 2002 and 2001, respectively. The $137.0 million of National City common stock included in plan assets at December 31, 2002 represented 5,015,808 shares of stock at a closing stock price of $27.32 as of that date. During 2002, dividends of $6.0 million were paid on the shares included in plan assets.

Using an actuarial measurement date of October 31, components of net periodic benefit and net periodic cost follow:

------------------------------------------------------------------
        (IN THOUSANDS)             2002        2001        2000
------------------------------------------------------------------
PENSION BENEFITS
  Service cost                     $47,161     $42,697     $39,405
  Interest cost                     72,553      71,348      68,225
  Expected return on
   plan assets                    (159,695)   (153,091)   (138,352)
  Amortization of prior service
   cost                             (5,123)     (5,934)     (6,057)
  Transition benefit                (2,559)     (5,713)     (5,778)
  Recognized net
   actuarial gain                   (9,096)    (14,996)    (13,074)
------------------------------------------------------------------
NET PERIODIC BENEFIT              $(56,759)   $(65,689)   $(55,631)
==================================================================
OTHER POSTRETIREMENT
  BENEFITS
  Service cost                      $2,487      $2,332      $2,174
  Interest cost                      8,980       7,930       8,008
  Amortization of prior service
   cost                                187         187        (819)
  Transition obligation              1,402       1,564       1,923
  Recognized net
   actuarial loss                    1,261         215         386
------------------------------------------------------------------
NET PERIODIC COST                  $14,317     $12,228     $11,672
==================================================================

The Corporation estimates the 2003 net periodic pension benefit will be approximately $15.7 million. The primary reason for the decrease from the 2002 net periodic pension benefit of $56.8 million is the decline in the fair value of plan assets as of the 2002 measurement date. Additionally, assumed discount rates and expected returns on plan assets have a significant effect on the amounts reported. The 2003 estimate was actuarially determined using a discount rate of 6.75% and an expected return on plan assets of 9.50%. A 25 basis point increase in either the discount rate or the expected return on plan assets would effect the 2003 net periodic benefit by $(636,000) and $3.8 million, respectively. A 25 basis point decrease in either the discount rate or the expected return on plan assets would effect the 2003 net periodic benefit by $692,000 and $(3.8) million, respectively.

                                                                              63
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The health care trend rate assumption affects only those participants retired under the plan prior to April 1, 1989. The 2002 health care trend rate is projected to be 10.0%. The rate is assumed to decrease incrementally each year until it reaches 5.0% and remain at that level thereafter. Increasing the assumed health care trend rate by one-percentage point would increase the aggregate service and interest costs and the postretirement benefit obligation by $191,000 and $3.1 million, respectively. A one-percentage point decrease would reduce the aggregate service and interest costs and the postretirement benefit obligation by $178,000 and $2.9 million, respectively.

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At December 31, 2002 and 2001, obligations of $80.4 million and $75.3 million, respectively, were included in accrued expenses and other liabilities for these plans. For the years ended December 31, 2002, 2001, and 2000, expense related to these plans was $14.8 million, $15.0 million, and $16.1 million, respectively.

Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. Prior to 2001, the Corporation provided up to a 5.0% matching contribution and a discretionary profit-sharing component. Beginning in 2001, the Corporation provided up to a 6.9% matching contribution. For the years ended 2002, 2001, and 2000, the expense related to the plan was $57.8 million, $53.2 million, and $35.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

23. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. It also executes derivative instruments with its commercial banking customers to facilitate their risk management strategies. Derivative instruments represent contracts between parties that usually require no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.

Market risk is the risk of loss arising from an adverse change in interest rates, exchange rates, or equity prices. The Corporation's primary market risk is interest rate risk. Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. These instruments include interest rate swaps, interest rate futures, interest rate options, forward agreements, and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environments.

SFAS 133 requires all derivative instruments to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative. Note 1 provides further detail on how derivative instruments are accounted for in the financial statements. The Corporation usually designates derivative instruments used to manage interest rate risk into SFAS 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management are not designated in an SFAS 133 hedge relationship. Such will be the case if the derivative instrument is being used to offset risk related to an asset or liability that is accounted for at fair value in the financial statements, if the derivative instrument has been moved out of an SFAS 133 relationship because the hedge was deemed not effective, or if operational or cost constraints make it prohibitive to apply hedge accounting.

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

Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At December 31, 2002, these collateral agreements covered 99.9% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts, and the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $346.5 million to collateralize net gains with counterparties. The Corporation had also pledged and delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $36.1 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2002 and 2001.

FAIR VALUE HEDGES: The Corporation primarily uses interest rate swaps, interest rate futures, interest rate caps and floors, interest rate options, interest rate forwards, and forward purchase commitments to hedge the fair values of mortgage servicing assets, certain fixed-rate residential and commercial loans, and U.S. Treasury securities for changes in interest rates.

                                                                              65
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Corporation also uses receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased deposits, long-term FHLB advances, corporate and subordinated long-term debt, and senior bank notes.

During 2002 and 2001, the Corporation recognized total net ineffective fair value hedge gains of $345.9 million and $98.7 million, respectively. Of the total gains recognized, net ineffective hedge gains related to mortgage loans held for sale and servicing assets were $331.4 million and $104.3 million in 2002 and 2001, respectively. Ineffective hedge gains (losses) for these hedged assets are included in mortgage banking revenue on the income statement. Net ineffective hedge gains (losses) related to hedging commercial loans, U.S. Treasury securities, and fixed-rate funding products are included in other noninterest income on the income statement and totaled $14.5 million and $(5.6) million in 2002 and 2001, respectively. There were no components of derivative instruments which were excluded from the assessment of hedge ineffectiveness during 2002 and 2001.

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

Pay-fixed interest rate swaps and interest rate futures were entered into in 2001 to hedge the cash flows expected from the forecasted sale through securitization of certain fixed-rate automobile loans classified as held for securitization on the balance sheet as of December 31, 2001. The automobile loans were sold through securitization in the first quarter of 2002. See Note 4 for further discussion of the automobile loan securitization.
During 2002 and 2001, the Corporation recognized net ineffective cash flow hedge gains (losses) of $(.1) million and $.2 million, respectively. These gains (losses) are included in other noninterest income on the income statement. There were no components of derivative instruments which were excluded from the assessment of hedge ineffectiveness during 2002 and 2001.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2002 and 2001, accumulated other comprehensive income included a deferred after-tax net loss of $155.9 million and $33.4 million, respectively, related to derivatives used to hedge funding cash flows. See Note 17 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income as of December 31, 2002, is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through November 2005, with $109.5 million of net loss expected to be reclassified within the next year. During 2002 and 2001, pretax losses of $159.8 million and $77.7 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. Also during 2002, pretax gains of $2.0 million were reclassified into other noninterest income as part of the gain on the automobile loan securitization. There were no gains or losses reclassified into earnings during 2002 and 2001 arising from the determination that the original forecasted transaction would not occur.

The table on the following page provides further information regarding derivative instruments designated in fair value and cash flow hedges at December 31, 2002 and 2001.

OTHER DERIVATIVE ACTIVITIES: The Corporation's derivative portfolio also includes derivative instruments not included in SFAS 133 hedge relationships. Those derivatives include purchased derivatives, primarily swaps, futures, and forwards, used for interest rate and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133, and derivatives executed with customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. The Corporation generally does not enter into derivative transactions for purely speculative purposes. Gains and losses on mortgage banking related derivative instruments are included in mortgage banking revenue on the income statement, while gains and losses on other non-SFAS 133 derivative instruments are included in other noninterest income. A summary of non-SFAS 133 derivative instruments by type of activity follows:

-------------------------------------------------------------------
                                                        For the
                               As of December 31     Calendar Year
                              -------------------   ---------------
                                Net Derivative         Net Gains
                               Asset (Liability)       (Losses)
                              -------------------   ---------------
(IN MILLIONS)                    2002       2001     2002     2001
-------------------------------------------------------------------
NON-SFAS 133 DERIVATIVE
  INSTRUMENTS
  Mortgage banking related:
    Mortgage servicing asset
     risk management            $ 12.0      $13.5   $ 42.8   $201.6
    Mortgage loan commitments
     and associated risk
     management                  (33.2)      29.9     17.7     20.2
-------------------------------------------------------------------
Total                            (21.2)      43.4     60.5    221.8
-------------------------------------------------------------------
  Customer risk management        17.2       27.9      9.8     15.0
  Other                           (5.1)      15.1      (.3)    27.2
-------------------------------------------------------------------
Total                             12.1       43.0      9.5     42.2
-------------------------------------------------------------------
  TOTAL NON-SFAS 133
    DERIVATIVES                 $ (9.1)     $86.4   $ 70.0   $264.0
===================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at December 31, 2002 and 2001 follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                    DECEMBER 31, 2002                              December 31, 2001
                                      ---------------------------------------------   -------------------------------------------
                                                      DERIVATIVE            NET                      Derivative           Net
                                                 --------------------   INEFFECTIVE              ------------------   Ineffective
                                      NOTIONAL                          HEDGE GAINS   NOTIONAL                        HEDGE GAINS
(IN MILLIONS)                          AMOUNT     ASSET     LIABILITY   (LOSSES)(A)    AMOUNT    ASSET    LIABILITY   (LOSSES)(A)
---------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate
     swaps                            $     60   $    1.4   $     --                  $   113    $   .1    $   --
    Receive-fixed interest rate
     swaption sold                          55         --         .4                      155        --       4.8
    Pay-fixed interest rate swaps        3,539         --      285.1                    3,661       5.2     126.8
    Callable pay-fixed interest rate
     swaps                                  44         --        5.6                       50        --       3.8
    Extendable pay-fixed interest
     rate swaps                              1         --         --                        1        --        --
    Pay-fixed interest rate swaption
     sold                                   55         --        4.7                       55        --       1.0
    Interest rate caps purchased            --         --         --                        3        --        --
    Interest rate caps sold                765         --        1.3                      690        --       8.5
    Interest rate floors sold              260         --        8.3                       60        --       3.1
    Interest rate futures purchased      3,301         --         --                    3,329        --        --
    Interest rate futures sold           4,094         --         --                    3,390        --        --
---------------------------------------------------------------------------------------------------------------------------------
Total                                   12,174        1.4      305.4      $ 10.5       11,507       5.3     148.0       $ (4.6)
---------------------------------------------------------------------------------------------------------------------------------
  Mortgage loans held for sale
    Forward commitments to sell
     mortgage loans and mortgage
     backed securities                  22,909         --      375.2                   18,571     210.5        --
    Receive-fixed interest rate
     swaps                               2,490      218.3         --                    1,960        --      52.3
    Pay-fixed interest rate swaption
     purchased                              --         --         --                      250        --       1.6
    Pay-fixed interest rate swaption
     sold                                  500         --        7.0                       --        --        --
    Interest rate caps purchased         4,850       15.6         --                    2,500      61.8        --
    Interest rate futures sold              75         --         --                       --        --        --
---------------------------------------------------------------------------------------------------------------------------------
Total                                   30,824      233.9      382.2        30.8       23,281     272.3      53.9        (22.6)
---------------------------------------------------------------------------------------------------------------------------------
  Available for sale securities
    Pay-fixed interest rate swaps          250         --        4.7         2.6          500        --       8.4         (1.1)
  Mortgage servicing assets
    Forward commitments to purchase
     mortgage loans and mortgage
     backed securities                   4,025       46.5         --                    2,815        .9      12.3
    Receive-fixed interest rate
     swaps                               2,920      376.1         --                    3,353      89.5       7.0
    Receive-fixed interest rate
     swaption purchased                    670       34.1         --                       --        --        --
    Receive-fixed interest rate
     swaption sold                       2,008         --       56.1                       --        --        --
    Pay-fixed interest rate swaption
     purchased                           3,370       55.7         --                      750       8.7        .2
    Pay-fixed interest rate swaption
     sold                                3,908         --      184.3                       --        --        --
    Principal-only swaps                   726       46.7         .2                      605       7.2      34.6
    Interest rate caps purchased        24,340       61.6         --                   11,705      78.7        --
    Interest rate floors purchased          75         .4         --                      125        .3        --
    Interest rate futures purchased      1,308         --         --                      135        --        --
    Forward volatility agreements           --         --         --                      750        --       3.7
---------------------------------------------------------------------------------------------------------------------------------
Total                                   43,350      621.1      240.6       300.6       20,238     185.3      57.8        126.9
---------------------------------------------------------------------------------------------------------------------------------
  Funding
    Receive-fixed interest rate
     swaps                               4,395      453.8         --                    3,525      80.8      14.7
    Callable receive-fixed interest
     rate swaps                            545       22.9         --                    1,005      12.4       7.8
---------------------------------------------------------------------------------------------------------------------------------
Total                                    4,940      476.7         --         1.4        4,530      93.2      22.5           .1
---------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN FAIR VALUE
  HEDGES                                91,538    1,333.1      932.9       345.9       60,056     556.1     290.6         98.7
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES
  Automobile loans held for sale
    Pay-fixed interest rate swaps           --         --         --                      280       2.8        --
    Interest rate futures sold              --         --         --                    1,290        --        --
---------------------------------------------------------------------------------------------------------------------------------
Total                                       --         --         --          --        1,570       2.8        --           .1
---------------------------------------------------------------------------------------------------------------------------------
  Funding
    Pay-fixed interest rate swaps        7,150         --      181.2                    7,500      19.6      71.2
    Interest rate caps purchased         8,500       14.9         --                    5,000      36.0        --
---------------------------------------------------------------------------------------------------------------------------------
Total                                   15,650       14.9      181.2         (.1)      12,500      55.6      71.2           .1
---------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN CASH FLOW
  HEDGES                                15,650       14.9      181.2         (.1)      14,070      58.4      71.2           .2
---------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED FOR INTEREST
  RATE RISK MANAGEMENT AND
  DESIGNATED IN SFAS 133
  RELATIONSHIPS                       $107,188   $1,348.0   $1,114.1      $345.8      $74,126    $614.5    $361.8       $ 98.9
=================================================================================================================================

(a) Represents net ineffective hedge gain (loss) on hedging strategy for the year.

                                                                              67
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

24. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using an option-adjusted discounted cash flow model or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rates, market volatility, and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments.

The following table presents the estimates of fair value of financial instruments at December 31, 2002 and 2001. Excluded are certain items not defined as financial instruments, including nonfinancial assets, intangibles, and future business growth, as well as certain liabilities such as obligations for pension and other postretirement benefits, deferred compensation arrangements, and leases. Accordingly, the aggregate fair value amounts presented do not purport to represent the fair value of the Corporation.

-------------------------------------------------------------------
                                 2002                  2001
                          -------------------   -------------------
                          CARRYING     FAIR     CARRYING     FAIR
      (IN MILLIONS)        VALUE      VALUE      VALUE      VALUE
-------------------------------------------------------------------
FINANCIAL ASSETS
Cash and cash equivalents $  5,115   $  5,115   $  5,242   $  5,242
Loans held for sale or
 securitization             24,738     24,779     16,831     16,896
Loans, net of allowance
 for loan losses            71,036     75,820     67,043     68,876
Securities                   9,211      9,211      9,859      9,859
Derivative assets            1,468      1,468        729        729
Other                          572        572        495        495
-------------------------------------------------------------------
FINANCIAL LIABILITIES
Deposits                  $(65,119)  $(63,860)  $(63,130)  $(63,840)
Short-term borrowings      (18,022)   (18,044)   (15,172)   (15,172)
Long-term debt             (22,730)   (22,987)   (17,316)   (17,427)
Derivative liabilities      (1,244)    (1,244)      (390)      (390)
Other                         (340)      (340)      (119)      (119)
-------------------------------------------------------------------
OTHER FINANCIAL
 INSTRUMENTS
Commitments to extend
 credit                        (66)       (66)       (64)       (64)
Standby and commercial
 letters of credit              (8)        (8)        (7)        (7)
===================================================================

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

LOANS AND LOANS HELD FOR SALE OR SECURITIZATION: For residential mortgage loans held for sale that are hedged with derivative instruments in an SFAS 133 relationship, the carrying value of the loans equals the fair value. The fair value of credit card loans held for securitization is based on the principal amount of the loans to be securitized, net of attributed loan loss allowance. The fair values for all other loans are estimated using an option-adjusted discounted cash flow model that discounts future cash flows using recent market interest rates, market volatility, and credit spread assumptions.

SECURITIES: The fair values of securities are based primarily upon quoted market prices.

DERIVATIVE ASSETS AND LIABILITIES: Fair values for derivative instruments are based either on cash flow projection models acquired from third parties or observable market prices.

DEPOSITS: The fair values disclosed for demand deposits (e.g., interest and noninterest bearing checking, savings, and certain types of money market accounts) are equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using an option-adjusted discounted cash flow model.

SHORT-TERM BORROWINGS: The carrying amounts of Federal funds borrowed, security repurchase agreements, commercial paper, and other short-term borrowings approximate their fair values.

LONG-TERM DEBT: The fair values of long-term borrowings (other than deposits) are estimated using an option-adjusted discounted cash flow model that incorporates the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

OTHER FINANCIAL INSTRUMENTS: The amounts shown under carrying value represent deferred fees arising from the related off-balance-sheet financial instruments. These deferred fees approximate the fair value of these instruments taking into account the remaining terms of the agreements and the counterparties' credit standing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

25. LINE OF BUSINESS RESULTS

Presently National City operates five major lines of business: Consumer and Small Business Financial Services, Wholesale Banking, National Consumer Finance, Asset Management, and National Processing. Refer to the Line of Business Results section of the Financial Review for discussion on the organizational changes that occurred in 2002 and the resultant changes in the business structure and presentation of the lines of business.

Consumer and Small Business Financial Services (CSBFS) provides banking services to consumers and small businesses within National City's six-state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, the business line's activities also include small business services, dealer finance, education finance, and lending-related insurance services. Consumer lending products offered through CSBFS include home equity, automobile, marine, and recreational vehicle installment loans, government or privately guaranteed student loans, and credit cards and other unsecured personal and business lines of credit. Major revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. CSBFS's expenses are mainly personnel and branch network support costs.

Wholesale Banking provides credit-related and treasury management products, as well as capital markets and international services, to large- and medium-sized corporations. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, structured finance, syndicated lending, equity and mezzanine capital, treasury management services, and international payment and clearing services. The majority of revenue is driven by loans to middle-market companies with annual revenue in the $5 million to $500 million range across a diverse group of industries.

National Consumer Finance (NCF) originates conforming and nonconforming residential mortgage and home equity loans within National City's six-state footprint and nationally through retail branch offices, correspondent relationships, and a network of brokers, real estate agents, and builders. NCF's activities also include selling and servicing mortgage loans for third-party investors. Conforming mortgage loans, which generally represent loans collateralized by one-to-four-family residential real estate, having loan to value collateral ratios of 80% or less, and made to borrowers in good credit standing, are originated through National City Mortgage Co., a business unit within NCF, and are eventually sold to primary market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During 2002, approximately 55% of conforming mortgage loans were originated through wholesale and correspondent channels, while 45% were originated through retail mortgage branches operated by National City Mortgage Co. nationally, or through CSBFS branches within National City's six-state footprint. Nonconforming mortgage loans, which do not meet the above conforming definition due to credit characteristics, the underlying documentation, the loan-to-value ratio, or other factors, are originated primarily by First Franklin Financial Corporation, a business unit within NCF. First Franklin originates loans primarily through brokers, which are either sold servicing-released to third parties or are retained in portfolio. NCF's National Home Equity business unit originates home equity loans outside National City's six-state footprint. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination, sale, and servicing of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.

The Asset Management business includes both institutional asset and personal wealth management. The institutional asset management business provides investment management, custody, retirement planning services, bond administration and other corporate trust services to institutional clients. The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City's six-state footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by three business units - Private Client Group, NatCity Investments, Inc., and Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, estate and tax planning, as well as trust management and administration for affluent individuals and families. Sterling offers financial management services and alternative investments for high net worth clients.

National Processing consists of National Processing, Inc., National City's 85%-owned payment processing subsidiary. National Processing has two business lines, Merchant Card Services, which represents 96% of the business line's revenue, and Payment Services, which represents 4% of the business line's revenue. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit, debit, and electronic benefits transfer. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and health care industries. Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels.

The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed as part of investment funding activities. Asset securitizations are also considered funding activities and the effects of such securitizations are included within the parent and other category. The assets sold through

                                                                              69
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

securitization continue to be reflected as owned by the business unit that manages those assets. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Parent and other is primarily comprised of the results of investment funding activities, including asset securitization activities, intersegment revenue and expense eliminations, and unallocated corporate income and expense. The intersegment revenue and expense amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been restated to conform with the current period's presentation.

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business is included in the table below.

----------------------------------------------------------------------------------------
                                CONSUMER AND                     NATIONAL
                               SMALL BUSINESS      WHOLESALE     CONSUMER       ASSET
      (IN THOUSANDS)         FINANCIAL SERVICES     BANKING       FINANCE     MANAGEMENT
----------------------------------------------------------------------------------------
2002
Net interest income
 (expense)(a)                   $ 1,978,813       $ 1,010,274   $ 1,223,975   $ 101,300
Provision (benefit) for
 loan losses                        297,274           376,281        65,570      14,052
                                -----------       -----------   -----------   ---------
Net interest income
 (expense) after provision        1,681,539           633,993     1,158,405      87,248
Noninterest income                  607,708           281,533       875,816     412,398
Noninterest expense               1,317,826           504,235       902,031     336,226
                                -----------       -----------   -----------   ---------
Income (loss) before taxes          971,421           411,291     1,132,190     163,420
Income tax expense
 (benefit)(a)                       382,739           161,487       431,131      64,067
----------------------------------------------------------------------------------------
Net income (loss)               $   588,682       $   249,804   $   701,059   $  99,353
========================================================================================
INTERSEGMENT REVENUE
 (EXPENSE)                      $     7,143       $    15,783   $    93,577   $   1,471
Average assets (in
 millions)                           24,651            31,291        33,241       2,971
========================================================================================
2001
Net interest income
 (expense)(a)                   $ 1,992,516       $ 1,014,347   $   607,342   $ 109,910
Provision (benefit) for
 loan losses                        265,624           218,006       165,487       5,229
                                -----------       -----------   -----------   ---------
Net interest income
 (expense) after provision        1,726,892           796,341       441,855     104,681
Noninterest income                  574,043           303,258       550,250     417,472
Noninterest expense               1,328,806           501,221       682,733     340,555
                                -----------       -----------   -----------   ---------
Income before taxes                 972,129           598,378       309,372     181,598
Income tax expense
 (benefit)(a)                       370,854           225,186       115,511      69,571
----------------------------------------------------------------------------------------
Net income                      $   601,275       $   373,192   $   193,861   $ 112,027
========================================================================================
Intersegment revenue
 (expense)                      $     1,956       $    24,422   $    81,019   $   8,652
Average assets (in
 millions)                           23,900            31,820        23,243       2,735
========================================================================================
2000
Net interest income
 (expense)(a)                   $ 1,968,034       $   938,245   $   247,518   $ 101,851
Provision (benefit) for
 loan losses                        202,383            68,931        21,654       9,633
                                -----------       -----------   -----------   ---------
Net interest income
 (expense) after provision        1,765,651           869,314       225,864      92,218
Noninterest income                  661,899           298,393       497,374     439,942
Noninterest expense               1,334,735           450,394       598,969     323,520
                                -----------       -----------   -----------   ---------
Income (loss) before taxes        1,092,815           717,313       124,269     208,640
Income tax expense
 (benefit)(a)                       416,849           269,271        47,677      79,234
----------------------------------------------------------------------------------------
Net income (loss)               $   675,966       $   448,042   $    76,592   $ 129,406
========================================================================================
Intersegment revenue
 (expense)                      $     1,386       $    12,573   $    59,217   $   6,886
Average assets (in
 millions)                           23,320            28,505        14,753       2,505
========================================================================================

---------------------------  --------------------------------------

                              NATIONAL      PARENT     CONSOLIDATED
      (IN THOUSANDS)         PROCESSING   AND OTHER       TOTAL
---------------------------  --------------------------------------
2002
Net interest income
 (expense)(a)                $   5,348    $ (283,977)  $ 4,035,733
Provision (benefit) for
 loan losses                        --       (71,259)      681,918
                             ---------    ----------   -----------
Net interest income
 (expense) after provision       5,348      (212,718)    3,353,815
Noninterest income             454,463       180,081     2,811,999
Noninterest expense            376,338       292,978     3,729,634
                             ---------    ----------   -----------
Income (loss) before taxes      83,473      (325,615)    2,436,180
Income tax expense
 (benefit)(a)                   32,396      (229,238)      842,582
----------------------------------------------------------------------------------------
Net income (loss)            $  51,077    $  (96,377)  $ 1,593,598
===========================
INTERSEGMENT REVENUE
 (EXPENSE)                   $   7,897    $ (125,871)  $        --
Average assets (in
 millions)                         481        10,844       103,479
===========================
2001
Net interest income
 (expense)(a)                $   7,250    $ (259,170)  $ 3,472,195
Provision (benefit) for
 loan losses                        --       (49,051)      605,295
                             ---------    ----------   -----------
Net interest income
 (expense) after provision       7,250      (210,119)    2,866,900
Noninterest income             465,366       367,434     2,677,823
Noninterest expense            384,181       107,380     3,344,876
                             ---------    ----------   -----------
Income before taxes             88,435        49,935     2,199,847
Income tax expense
 (benefit)(a)                   35,775        (5,158)      811,739
----------------------------------------------------------------------------------------
Net income                   $  52,660    $   55,093   $ 1,388,108
===========================
Intersegment revenue
 (expense)                   $  14,807    $ (130,856)  $        --
Average assets (in
 millions)                         409        11,003        93,110
===========================
2000
Net interest income
 (expense)(a)                $   9,187    $ (272,744)  $ 2,992,091
Provision (benefit) for
 loan losses                        --       (15,806)      286,795
                             ---------    ----------   -----------
Net interest income
 (expense) after provision       9,187      (256,938)    2,705,296
Noninterest income             419,446       167,180     2,484,234
Noninterest expense            358,180       118,111     3,183,909
                             ---------    ----------   -----------
Income (loss) before taxes      70,453      (207,869)    2,005,621
Income tax expense
 (benefit)(a)                   27,066      (136,853)      703,244
----------------------------------------------------------------------------------------
Net income (loss)            $  43,387    $  (71,016)  $ 1,302,377
===========================
Intersegment revenue
 (expense)                   $  16,663    $  (96,725)  $        --
Average assets (in
 millions)                         385        16,082        85,550
===========================

(a) Includes tax-equivalent adjustment for tax-exempt interest income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
--------------------------------------------------------------------------------

26. FINANCIAL HOLDING COMPANY

Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

BALANCE SHEETS

--------------------------------------------------------------------
                                                 December 31
--------------------------------------------------------------------
             (IN THOUSANDS)                   2002          2001
--------------------------------------------------------------------
ASSETS
 Cash and demand balances due from banks  $      1,498   $     1,497
 Loans to and receivables from
  subsidiaries                                 699,323       705,981
 Securities                                    227,223       510,379
 Other investments                             556,123       295,231
 Investments in:
   Subsidiary banks                          9,390,979     8,325,845
   Nonbank subsidiaries                        545,499       472,291
 Goodwill, net of accumulated
  amortization                                  58,566        58,566
 Derivative assets                             154,905        15,300
 Other assets                                  644,245       575,793
--------------------------------------------------------------------
TOTAL ASSETS                              $ 12,278,361   $10,960,883
====================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Long-term debt and capital securities    $  2,190,644   $ 2,154,247
 Borrowed funds from subsidiaries            1,020,000       632,000
 Derivative liabilities                          7,184           258
 Accrued expenses and other liabilities        752,521       793,155
--------------------------------------------------------------------
   Total liabilities                         3,970,349     3,579,660
 Stockholders' equity                        8,308,012     7,381,223
--------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   $ 12,278,361   $10,960,883
====================================================================

The holding company guarantees commercial paper issued by its subsidiary National City Credit Corporation and capital securities issued by two subsidiary trusts. As of December 31, 2002, outstanding commercial paper borrowings totaled $1.0 billion and outstanding capital securities totaled $180.0 million - refer to Notes 13 and 15. The holding company also guarantees National City Bank of Kentucky's financial obligations under this subsidiary bank's membership with VISA(R) up to $600 million. Refer to Note 20 for further discussion of contingent liabilities and guarantees related to the Corporation's merchant card processing business.

STATEMENTS OF INCOME

---------------------------------------------------------------------
                                        For the Calendar Year
---------------------------------------------------------------------
(IN THOUSANDS)                     2002          2001         2000
---------------------------------------------------------------------
INCOME
 Dividends from:
   Subsidiary banks             $ 1,120,334   $  775,000   $  950,000
   Nonbank subsidiaries              16,000        8,000       39,738
 Interest on loans to
  subsidiaries                       12,369       21,859       28,510
 Interest and dividends
  on securities                      12,637       38,176       45,729
 Securities gains, net               76,817      123,357      112,810
 Other income                           745      109,191       35,484
---------------------------------------------------------------------
TOTAL INCOME                      1,238,902    1,075,583    1,212,271
=====================================================================
EXPENSE
 Interest on debt and
  other borrowings                  113,796      169,072      194,436
 Goodwill amortization                   --        6,886        6,886
 Other expense                       54,264        2,410       19,974
---------------------------------------------------------------------
TOTAL EXPENSE                       168,060      178,368      221,296
=====================================================================
Income before tax (benefit)
 expense and equity in
 undistributed net income of
 subsidiaries                     1,070,842      897,215      990,975
Income tax (benefit) expense        (27,998)      75,987       (7,508)
---------------------------------------------------------------------
Income before equity in
 undistributed net income of
 subsidiaries                     1,098,840      821,228      998,483
Equity in undistributed net
 income of subsidiaries             494,758      566,880      303,894
---------------------------------------------------------------------
NET INCOME                      $ 1,593,598   $1,388,108   $1,302,377
=====================================================================

STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------
                                          For the Calendar Year
-----------------------------------------------------------------------
(In Thousands)                          2002         2001          2000
-----------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                       $1,593,598   $1,388,108   $ 1,302,377
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Equity in undistributed net
    income of subsidiaries          (494,758)    (566,880)     (303,894)
   Amortization of goodwill               --        6,886         6,886
   Depreciation and amortization
    of properties and equipment          793        2,238         1,596
   (Increase) decrease in
    receivables from
    subsidiaries                         (16)    (270,333)      157,482
   Securities gains, net             (76,817)    (123,357)     (112,810)
   Other gains, net                   (2,415)     (94,340)       (4,755)
   Amortization of
    premiums/discounts on
    securities and debt               (1,236)        (113)          758
   (Decrease) increase in
    accrued expenses and other
    liabilities                      (27,729)       7,486        94,724
   Other, net                         13,272      121,509      (196,026)
-----------------------------------------------------------------------
Net cash provided
 by operating activities           1,004,692      471,204       946,338
-----------------------------------------------------------------------
INVESTING ACTIVITIES
 Purchases of securities            (326,598)    (161,050)     (289,148)
 Proceeds from sales and
  maturities of securities           592,377      506,591       313,751
 Net change in other investments    (260,892)     167,255       (55,674)
 Principal collected on
  loans to subsidiaries              167,048       55,550       132,697
 Loans to subsidiaries              (167,935)    (258,965)     (264,564)
 Investments in subsidiaries        (606,483)    (725,000)   (5,384,850)
 Returns of investment
  from subsidiaries                      345      470,466     5,004,600
 Net increase in properties and
  equipment                          (17,951)      (8,014)           --
-----------------------------------------------------------------------
Net cash (used in) provided by
 investing activities               (620,089)      46,833      (543,188)
-----------------------------------------------------------------------
FINANCING ACTIVITIES
 Repayment of long-term debt and
  capital securities                (110,880)        (880)     (100,400)
 Net increase in borrowed funds      388,000      271,500       360,500
 Dividends paid                     (732,095)    (701,304)     (694,103)
 Issuances of common stock           102,936       78,704        75,070
 Repurchases of common stock         (32,526)    (166,246)      (54,401)
 Redemption of preferred stock           (37)          --            --
-----------------------------------------------------------------------
Net cash used
 in financing activities            (384,602)    (518,226)     (413,334)
-----------------------------------------------------------------------
Increase (decrease) in cash and
 demand balances due from banks            1         (189)      (10,184)
Cash and demand balances due
 from banks, January 1                 1,497        1,686        11,870
-----------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE
 FROM BANKS,
 DECEMBER 31                      $    1,498   $    1,497   $     1,686
=======================================================================
SUPPLEMENTAL INFORMATION
 Interest paid                    $  114,001   $  167,186   $   192,741
 Fair value of AMVESCAP PLC
  stock received in connection
  with sale of National Asset
  Management Corporation
  preferred stock                      1,386       41,319            --
=======================================================================

At December 31, 2002 and 2001, retained earnings of the holding company included $6.1 billion and $5.6 billion, respectively, of equity in undistributed net income of subsidiaries.

                                                                              71
--------------------------------------------------------------------------------

FORM 10-K
--------------------------------------------------------------------------------

The Annual Report includes the materials required in Form 10-K filed with the United States Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient, and comprehensive information on 2002 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the United States Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES  X     NO ____

The aggregate market value of the registrant's outstanding voting common stock held by nonaffiliates on June 28, 2002, determined using a per share closing price on that date of $33.25, as quoted on the New York Stock Exchange, was $20,153,111,710.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002:

    Common Stock, $4.00 Per Share - 611,491,359

Documents Incorporated By Reference:

Portions of the registrant's Proxy Statement (to be dated approximately March 13, 2003) are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and Item 13. Certain Relationships and Related Transactions, of Part III.

FORM 10-K CONTINUED
--------------------------------------------------------------------------------

FORM 10-K CROSS REFERENCE INDEX

                                                       Pages
--------------------------------------------------------------------
PART I
  Item  1 -    Business
    Description of Business                       72-74, inside back
                                                               cover
    Average Balance Sheets/Interest/Rates                      12-15
    Volume and Rate Variance Analysis                             14
    Securities                                          23-24, 50-51
    Loans                                                      21-23
    Risk Elements of Loan Portfolio                     21-23, 26-29
    Interest Bearing Liabilities                12-13, 15, 24, 54-55
    Line of Business Results                            19-20, 68-69
    Financial Ratios                                               9
  Item  2 -    Properties                                         74
  Item  3 -    Legal Proceedings                                  74
  Item  4 -    Submission of Matters to a Vote
                of Security Holders - None
====================================================================
PART II
  Item  5 -    Market for Registrant's Common
                Equity and Related Stockholder   26, 32, inside back
                Matters                                        cover
  Item  6 -    Selected Financial Data                             9
  Item  7 -    Management's Discussion and
                Analysis of Financial
                Condition and Results of
                Operations                                     10-31
  Item  7A -   Quantitative and Qualitative
               Disclosures About Market Risk                   30-31
  Item  8 -    Financial Statements and
                Supplementary Data                             32-70
  Item  9 -    Changes in and Disagreements
                with Accountants on Accounting
                and Financial Disclosure -
                None
====================================================================
PART III
  Item 10 -    Directors and Executive
                Officers of the Registrant -
                Note (1)
               Executive Officers                                 74
               Compliance with Section 16(a)
                of the Securities Exchange Act
                - Note (1)
  Item 11 -    Executive Compensation - Note (1)
  Item 12 -    Security Ownership of Certain
                Beneficial Owners and
                Management and Related
                Stockholder Matters - Note (1)
  Item 13 -    Certain Relationships and Related Transactions - Note
                (1)
  Item 14 -    Controls and Procedures                            75
====================================================================
PART IV
  Item 15 -    Exhibits, Financial Statement
                Schedules, and Reports on Form
                8-K                                               72
               Report on Consolidated
                Financial Statements of Ernst
                & Young LLP, Independent
                Auditors                                          34
               Consolidated Financial
                Statements                                     35-70
  Signatures                                                      75
  Certification of Chief Executive Officer                        76
  Certification of Chief Financial Officer                        76
====================================================================

Reports on Form 8-K filed during the fourth quarter of 2002 and through the date of this Form 10-K filing:

October 16, 2002 - National City issued a news release announcing its financial results for the third quarter and nine months ended September 30, 2002.

October 29, 2002 - National City issued a news release announcing that its Board of Directors approved a series of actions to strengthen and improve the Corporation's corporate governance practices.

November 19, 2002 - National City furnished signed certifications, pursuant to 18 U.S.C. Section 1350, of David A. Daberko, Chairman and Chief Executive Officer, and Jeffrey D. Kelly, Chief Financial Officer, with respect to National City's Quarterly Report on Form 10-Q for the quarter-ended September 30, 2002 and the Form 10-Q/A, constituting Amendment No. 1 to the September 30, 2002 Form 10-Q.

December 13, 2002 - National City issued a news release announcing that Hewitt Associates will provide 401(k) administration services, including recordkeeping and customer service, to National City clients.

December 16, 2002 - National City issued a news release reaffirming its earnings guidance for 2002.

January 13, 2003 - National City issued a news release announcing the availability of corporate officials to discuss the Corporation's dividend policy.

January 15, 2003 - National City issued a news release announcing its financial results for the fourth quarter and fiscal year ended December 31, 2002.

The index of exhibits and any exhibits filed as part of the 2002 Form 10-K are accessible at no cost on the Corporation's Web site at NationalCity.com or through the United States Securities and Exchange Commission's Web site at www.sec.gov. Copies of exhibits may also be requested at a cost of 30 cents per page from National City's investor relations department.

Financial Statement Schedules - Omitted due to inapplicability or because required information is shown in the consolidated financial statements or the notes thereto.
----------------------------------------------------------

Note (1) - Incorporated by reference from the Corporation's Proxy Statement to be dated approximately March 13, 2003.

----------------------------------------------------------

BUSINESS

National City Corporation (National City or the Corporation) is a $118 billion financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive distribution network in Ohio, Michigan, Pennsylvania, Indiana, Kentucky, and Illinois and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Its primary businesses include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and payment processing. Operations are primarily conducted through more than 1,100 branch banking offices located within National City's six-state footprint and over 280 retail mortgage offices located throughout the United States. National City and its subsidiaries had 32,731 full-time-equivalent employees at December 31, 2002.

COMPETITION

The financial services business is highly competitive. The banking subsidiaries of National City compete actively with national and state banks, thrift institutions, securities dealers,

                                                                              73
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange has also proposed corporate governance rules that were presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, National City's chief executive officer and chief financial officer are each required to certify that National City's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of National City's internal controls; they have made certain disclosures to National City's auditors and the audit committee of the Board of Directors about National City's internal controls; and they have included information in National City's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in National City's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

At the October 28, 2002 Board of Directors' meeting, the Board of Directors of National City approved a series of actions to strengthen and improve its already strong corporate governance practices. Included in those actions was the adoption of a new Code of Ethics, a Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and new charters for the Audit, Compensation, and Nominating and Board of Directors' Governance Committees. More information on National City Corporation's corporate governance practices is available on the National City Web site at NationalCity.com.

The enactment of the Graham-Leach-Bliley Act of 1999 (the GLB Act) represented a pivotal point in the history of the financial services industry. The GLB Act removed large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act requires "satisfactory" or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. National City and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

A substantial portion of the Corporation's cash is derived from dividends paid by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 16 to the Corporation's consolidated financial statements.

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

FORM 10-K CONTINUED
--------------------------------------------------------------------------------

companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of National City and its subsidiaries cannot be predicted.

PROPERTIES

National City and its significant subsidiaries occupy their headquarters offices under long-term leases. The Corporation also owns freestanding operations centers in Columbus and Cleveland, Ohio, Louisville, Kentucky, and Kalamazoo and Royal Oak, Michigan and leases operations centers in Cleveland and Miamisburg, Ohio, Pittsburgh, Pennsylvania, and Chicago, Illinois. Branch office locations are variously owned or leased.

LEGAL PROCEEDINGS

The information contained in Note 20 to the consolidated financial statements of this Annual Report is incorporated herein by reference.

EXECUTIVE OFFICERS

The Executive Officers of National City (as of January 23, 2003) are as follows:

          Name            Age               Position
-----------------------------------------------------------------
David A. Daberko          57    Chairman and Chief Executive
                                 Officer
William E. MacDonald III  56    Vice Chairman
Robert G. Siefers         57    Vice Chairman
James R. Bell III         46    Executive Vice President
Paul G. Clark             49    Executive Vice President
John D. Gellhausen        37    Executive Vice President
Thomas W. Golonski        60    Executive Vice President
Jon L. Gorney             52    Executive Vice President
Jeffrey D. Kelly          49    Executive Vice President and
                                 Chief Financial Officer
Timothy J. Lathe          47    Executive Vice President
Herbert R. Martens, Jr.   50    Executive Vice President
Robert J. Ondercik        56    Executive Vice President
Ted M. Parker             42    Executive Vice President
J. Armando Ramirez        47    Executive Vice President
Peter E. Raskind          46    Executive Vice President
Philip L. Rice            44    Executive Vice President
Shelley J. Seifert        48    Executive Vice President
Stephen A. Stitle         57    Executive Vice President
David L. Zoeller          53    Executive Vice President, General
                                 Counsel, and Secretary
James P. Gulick           44    Senior Vice President and General
                                 Auditor
Janis E. Lyons            43    Senior Vice President and
                                 Comptroller
Thomas A. Richlovsky      51    Senior Vice President and
                                 Treasurer
-----------------------------------------------------------------

The term of office for executive officers is one year.

There is no family relationship between any of the executive officers.

Mr. Daberko has been chairman and chief executive officer since 1995.

Mr. MacDonald III was appointed vice chairman in 2001. Prior to that time, he was an executive vice president since 1993.

Mr. Siefers was appointed vice chairman in 1997. He also served as chief financial officer from 1991 to 2000.

Mr. Bell has been an executive vice president since 1996. Since 2000, he has been head of the Capital Markets Group.

Mr. Clark was appointed an executive vice president in 1998.

Mr. Gellhausen was appointed an executive vice president in 2002. Prior to that time, he was president and chief operating officer of National City Mortgage Co. from 2000 to 2002 and senior vice president and comptroller of National City Corporation from 1998 to 2000.

Mr. Golonski was appointed chairman and chief executive officer of National City Bank of Pennsylvania in 1999. Prior to that time, he was president and chief executive officer of National City Bank of Pennsylvania. He has been an executive vice president since 1996.

Mr. Gorney has been an executive vice president since 1993.

Mr. Kelly was appointed chief financial officer in 2000. He has been an executive vice president since 1994.

Mr. Lathe was appointed an executive vice president and president and chief executive officer of National City Bank of Michigan/Illinois in 2000. Prior to that time he was executive vice president of National City Bank for the Syndications Division from 1998 to 2000.

Mr. Martens was appointed an executive vice president in 1997. He has been chairman of NatCity Investments, Inc. since 1995.

Mr. Ondercik was appointed an executive vice president in 1994.

Mr. Parker was appointed an executive vice president and president and chief executive officer of National City Bank of Kentucky in 2001. Prior to that time he was senior vice president of National City Bank.

Mr. Ramirez was appointed an executive vice president in 2000. Prior to that time he was senior vice president since 1994.

Mr. Raskind was appointed an executive vice president in 2000. Prior to that time he was vice chairman of U.S. Bancorp.

Mr. Rice was appointed an executive vice president and president and chief executive officer of National City Bank in 2000. Prior to that time, he was executive vice president of the Northcoast Region of National City Bank.

Ms. Seifert was appointed an executive vice president in 2000. Prior to that time, she was senior vice president of Corporate Human Resources.

Mr. Stitle was appointed an executive vice president in 1999. Since 1995, he has been chairman of National City Bank of Indiana.

Mr. Zoeller was appointed an executive vice president in 2000. Since 1992, he has been general counsel and secretary.

Mr. Gulick has been senior vice president and general auditor since 1995.

Ms. Lyons was appointed comptroller in 2000. She has been a senior vice president since 1997.

Mr. Richlovsky has been senior vice president and treasurer since 1989.

                                                                              75
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

CONTROLS AND PROCEDURES

The management of National City Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of December 31, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of December 31, 2002 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report of Management on page 33 of this Annual Report, management assessed the Corporation's system of internal control over financial reporting as of December 31, 2002, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, its system of internal control over financial reporting met those criteria.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 23, 2003.

National City Corporation

/s/ David A. Daberko
---------------------------------------

David A. Daberko

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on January 23, 2003.

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

/s/ Jeffrey D. Kelly
---------------------------------------

Jeffrey D. Kelly

Executive Vice President and Chief Financial Officer

/s/ Thomas A. Richlovsky
---------------------------------------

Thomas A. Richlovsky

Senior Vice President and Treasurer

The Directors of National City Corporation executed a power of attorney appointing David L. Zoeller, Carlton E. Langer, and Thomas A. Richlovsky their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ David L. Zoeller
---------------------------------------

By David L. Zoeller

Attorney-in-fact

FORM 10-K CONTINUED
--------------------------------------------------------------------------------

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David A. Daberko, certify that:

1. I have reviewed this annual report on Form 10-K of National City Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 23, 2003                                            By: /s/ David A. Daberko
                                                                     -----------------------------
                                                                     David A. Daberko
                                                                     Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jeffrey D. Kelly, certify that:

1. I have reviewed this annual report on Form 10-K of National City Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 23, 2003                                            By: /s/ Jeffrey D. Kelly
                                                                     -----------------------------
                                                                     Jeffrey D. Kelly
                                                                     Executive Vice President and Chief Financial Officer

CORPORATE INFORMATION


CORPORATE HEADQUARTERS
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484
(216) 222-2000
NationalCity.com

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

INVESTOR INFORMATION

Betsy Figgie
Investor Relations
Department 2101
P.O. Box 5756
Cleveland, Ohio 44101-0756
1-800-622-4204
E-mail: investor.relations@nationalcity.com

WEB SITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION FILINGS

All reports filed electronically by National City Corporation with the United States Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation's Web site at NationalCity.com. These filings are also accessible on the SEC's Web site at www.sec.gov.

CORPORATE GOVERNANCE

National City's corporate governance practices are described in the following documents, which are available on the Corporation's Web site or which may be obtained in print form through the investor relations department: Corporate Governance Guidelines, Code of Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Nominating and Board of Directors Governance Committee Charter, and Compensation Committee Charter.

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


ANNUAL MEETING

The Annual Meeting of Stockholders will be on Tuesday, April 29, 2003 at 10:00 a.m. Eastern Time National City Corporation National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

National City Corporation offers stockholders a convenient way to increase their investment through the National City Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the Plan). Under the Plan, investors can elect to acquire National City shares in the open market by reinvesting dividends and through optional cash payments. National City absorbs the fees and brokerage commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, call 1-800-622-6757. The Plan prospectus is also available on the Corporation's Web site.

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


DEBT RATINGS

                                                      Moody's
                                                     Investors       Standard
                                  Fitch Ratings       Service         & Poor's
--------------------------------------------------------------------------------
National City Corporation             A/B
   Commercial paper                   F1+               P-1            A-1
   Senior debt                        AA-               A1             A
   Subordinated debt                  A+                A2             A-
Bank Subsidiaries                     A/B
   Certificates of deposit            AA                Aa3            A+
   Senior bank notes                  AA-               Aa3            A+
   Subordinated bank notes            A+                A1             A



COMMON STOCK INFORMATION

                            First    Second      Third     Fourth        Full
                           Quarter   Quarter    Quarter    Quarter       Year
--------------------------------------------------------------------------------
2002
   Dividends paid          $  .295   $  .295   $   .305    $  .305     $  1.20
   High                      31.16     33.75      33.49      29.82       33.75
   Low                       26.31     29.60      25.58      24.60       24.60
   Close                     30.76     33.25      28.53      27.32       27.32
--------------------------------------------------------------------------------
2001
  Dividends paid           $  .285   $  .285    $  .295    $  .295    $  1.16
  High                       30.31     30.86      32.70      30.30      32.70
  Low                        23.69     25.56      26.00      26.15      23.69
  Close                      26.75     30.78      29.95      29.24      29.24

                                                                     PRSRT STD
NATIONAL CITY                                                        US POSTAGE
                                                                       PAID
1900 East Ninth Street                                             National City
Clevland, OH 44114                                                  Corporation

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000,
          and incorporated herein by reference).
  3.2     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (as Amended through October 28, 2002)
          (filed as Exhibit 3.3 to Registrant's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
  4.1     The Registrant agrees to furnish upon request to the
          Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of the Registrant.
  4.2     Credit Agreement dated as of April 12, 2001, by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001, and incorporated herein by
          reference) and the Assumption Agreement dated June 11, 2002
          (filed as Exhibit 4.2 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2002, and
          incorporated herein by reference).
 10.1     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.7 to National City's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1989, and
          incorporated herein by reference).
 10.2     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.3     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 4 to Registrant's Form S-8
          Registration Statement No. 33-58815 dated April 25, 1995,
          and incorporated herein by reference).
 10.4     National City Corporation Plan for Deferred Payment of
          Directors' Fees, as Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.5     National City Corporation Supplemental Executive Retirement
          Plan, as Amended and Restated July 1, 2002 (filed as Exhibit
          10.7 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.6     National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.7     Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan as
          Amended (filed as Exhibit 10.10 to National City's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1992, and incorporated herein by reference).
 10.8     Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.26 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).
 10.9     Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.27 to Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1994, and incorporated herein by reference).
 10.10    Form of contracts with David A. Daberko, William E.
          MacDonald III, Jon L. Gorney, Robert G. Siefers, Robert J.
          Ondercik, Jeffrey D. Kelly, David L. Zoeller, Thomas A.
          Richlovsky, James P. Gulick, John D. Gellhausen, Herbert R.
          Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James
          R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J.
          Lathe, Janis E. Lyons, J. Armando Ramirez, Paul G. Clark,
          Shelley J. Seifert, and Ted M. Parker (filed as Exhibit
          10.29 to Registrant's Form S-4 Registration Statement No.
          333-46571 dated February 19, 1998, and incorporated herein by reference).
 10.11    Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees
          (filed as Exhibit 10.28 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).
 10.12    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 [on Form S-8] to Form S-4 Registration
          Statement No. 333-46571 dated March 19, 1998, and
          incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.13    Amended and Restated First of America Bank Corporation Stock
          Compensation Plan (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.14    First of America Bank Corporation Directors Stock
          Compensation Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.15    National City Corporation 1997 Stock Option Plan as Amended
          and Restated effective October 22, 2001 (filed as Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001, and incorporated herein by reference).
 10.16    National City Corporation 1997 Restricted Stock Plan as
          Amended and Restated effective October 31, 2001 (filed as
          Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.17    The National City Corporation Retention Plan for Executive
          Officers effective April 22, 2002 (filed as Exhibit 10.19 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.18    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.19    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.20    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8
          Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
 10.21    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000, and
          incorporated herein by reference).
 10.22    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000, and incorporated herein by reference).
 10.23    National City Corporation Supplemental Cash Balance Pension
          Plan as Amended and Restated effective November 1, 2001
          (filed as Exhibit 10.25 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
 10.24    The National City Corporation 2001 Stock Option Plan as
          Amended and Restated effective October 22, 2001 (filed as
          Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.25    National City Savings and Investment Plan No. 3 (filed as
          Exhibit 4.3 to Registrant's Form S-8 Registration Statement
          No. 333-61712 dated as of May 25, 2001, and incorporated
          herein by reference).
 10.26    Amendment No. 1 to the National City Savings and Investment
          Plan No. 3 (filed as exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 [on Form S-8] Registration
          Statement No. 333-61712 and incorporated herein by
          reference).
 10.27    National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 8,
          2002, and incorporated herein by reference).
 10.28    The National City Corporation Long-Term Deferred Share
          Compensation Plan effective April 22, 2002 (filed as Exhibit
          10.33 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.29    The National City Corporation Deferred Compensation Plan as
          Amended and Restated effective July 23, 2002 (filed as
          Exhibit 10.34 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002, and incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.30    Form of Agreement Not To Compete with David A. Daberko,
          Robert G. Siefers and William E. MacDonald III (filed as
          Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.31    Visa(R) U.S.A. Inc. limited guaranty between National City
          Corporation and Visa(R) U.S.A. Inc. dated August 6, 2002
          (filed as Exhibit 10.36 to Registrant's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
 10.32    The National City Corporation Executive Savings Plan, as
          Amended and Restated effective January 1, 2003 (filed as
          Exhibit 10.32).
 10.33    The National City Corporation Savings and Investment Plan,
          as Amended and Restated effective January 1, 2001 (filed as
          Exhibit 10.33).
 10.34    The National City Corporation Savings and Investment Plan
          No. 2, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.34).
 10.35    Amendment No. 1 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.35).
 10.36    Amendment No. 1 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.36).
 10.37    Amendment No. 1 to the Split Dollar Insurance Agreement
          effective January 1, 2003 (filed as Exhibit 10.37).
 12.1     Computation of Ratio of Earnings to Fixed Charges (filed as
          Exhibit 12.1).
 21.1     Subsidiaries of the Registrant (filed as Exhibit 21.1).
 23.1     Consent of Ernst & Young LLP, Independent Auditors for
          National City Corporation (filed as Exhibit 23.1).
 24.1     Power of Attorney (filed as Exhibit 24.1).
 99.1     The National City Corporation Senior Financial Officers Code
          of Ethics (filed as Exhibit 99.7 to Registrant's Form 8-K
          dated October 29, 2002, and incorporated herein by
          reference).