Form 10-Q
period 2003-03-31
NATIONAL CITY CORP
filed 2003-05-14
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

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

                                YES [X]   NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES [X]   NO [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                        Common stock -- $4.00 Par Value
                Outstanding as of April 30, 2003 -- 611,680,272

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

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

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Financial Highlights                                                                                   3
Item 1. Financial Statements:
  Consolidated Statements of Income                                                                    4
  Consolidated Balance Sheets                                                                          5
  Consolidated Statements of Cash Flows                                                                6
  Consolidated Statements of Changes in Stockholders' Equity                                           7
  Notes to Consolidated Financial Statements                                                           7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
  Financial Review                                                                                    41
  Consolidated Average Balance Sheets                                                                 58
  Daily Average Balances/Net Interest Income/Rates                                                    59
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    56
Item 4. Controls and Procedures                                                                       57
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
  The information contained in Note 19 to the Consolidated Financial Statements under the section heading "Contingent Liabilities and Guarantees" on page 31 of this report is incorporated herein by reference.
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K
  Exhibits: The index of exhibits has been filed as separate pages of the March 31, 2003
    Financial Report and Form 10-Q and is available on request from the Secretary of the
    Corporation at the principal executive offices or through the SEC's Web site as listed above.
  Reports on Form 8-K: The following reports were filed by National City during the first quarter of 2003 through the date of this Form 10-Q filing:
    January 13, 2003 - National City issued a news release announcing the availability of corporate officials to discuss the Corporation's dividend policy.
    January 15, 2003 - National City issued a news release announcing its financial results for the fourth quarter and fiscal year ended December 31, 2002.
    January 31, 2003 - National City furnished signed certifications, pursuant to 18 U.S.C. Section 1350, of David A. Daberko, Chairman and Chief Executive
      Officer, and Jeffrey D. Kelly, Chief Financial Officer, with respect to National
      City's Annual Report on Form 10-K for the fiscal year-ended December 31, 2002.
    February 24, 2003 - National City issued a news release announcing the Board of
      Directors authorized the repurchase of up to 25 million shares of National City's issued and outstanding common stock, subject to a purchase limit of $800 million.
    February 26, 2003 - National City issued a news release announcing the election of
      Bernadine P. Healy, M.D. to the Board of Directors of National City Corporation.
    March 10, 2003 - National City filed as exhibits an offering prospectus and a terms agreement with Salomon Smith Barney, Inc. related to the issuance of $300 million,
      3.20% Senior Notes due April 1, 2008, under National City's Form S-3 shelf registration dated April 28, 1999.
    March 12, 2003 - National City disclosed comments made by the Corporation's
      Chairman and CEO David A. Daberko to reporters following a presentation to the Cleveland Society of Security Analysts, whereby Mr. Daberko discussed National City's 2003 business outlook and reaffirmed the 2003
      Wall Street earnings per share consensus estimate of $2.60.
    April 16, 2003 - National City issued a news release announcing its financial results for the three-month period ended March 31, 2003.
Signatures                                                                                            63
Certification of Chief Executive Officer                                                              64
Certification of Chief Financial Officer                                                              65

FINANCIAL HIGHLIGHTS

---------------------------------------------------------------------------------------------------------
(Dollars In Thousands, Except Per Share Amounts)                         2003                    2002
---------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31
  Tax-equivalent net interest income                                 $  1,100,728            $  1,005,350
  Provision for loan losses                                               200,233                 188,640
  Fees and other income                                                   866,291                 690,861
  Securities gains, net                                                       170                  53,532
  Noninterest expense                                                   1,008,866                 874,889
  Income tax expense and tax-equivalent adjustment                        261,542                 240,083
---------------------------------------------------------------------------------------------------------
  Net income                                                         $    496,548            $    446,131
=========================================================================================================

  Net income per common share
    Basic                                                            $        .81            $        .73
    Diluted                                                                   .81                     .73
  Dividends paid per common share                                            .305                    .295

  Return on average common equity                                           23.42%                  24.03%
  Return on average assets                                                   1.73                    1.77
  Net interest margin                                                        4.21                    4.36
  Efficiency ratio                                                          51.29                   51.58
  Average equity to average assets                                           7.39                    7.37
  Annualized net charge-offs to average portfolio
    loans                                                                     .95                    1.08
Average shares
    Basic                                                             611,521,806             607,815,387
    Diluted                                                           615,578,784             614,041,768
=========================================================================================================
AT MARCH 31
  Assets                                                             $117,494,256            $100,077,684
  Portfolio loans                                                      74,932,986              68,089,316
  Loans held for sale or securitization                                21,740,191              12,296,059
  Securities (at fair value)                                            8,464,144               9,036,019
  Deposits                                                             65,897,280              58,301,392
  Stockholders' equity                                                  8,587,163               7,672,211

  Book value per common share                                        $      14.05            $      12.61
  Market value per common share                                             27.85                   30.76
  Equity to assets                                                           7.31%                   7.67%
  Allowance for loan losses as a percentage of
    period-end portfolio loans                                               1.51                    1.47
  Nonperforming assets to period-end
    portfolio loans and other nonperforming assets                           1.10                    1.05

  Common shares outstanding                                           610,971,942             608,395,463
  Full-time equivalent employees                                           32,633                  32,076
=========================================================================================================

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                      March 31
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)                            2003                     2002
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                                 $  1,398,244             $  1,351,519
  Securities:
    Taxable                                                                   96,976                  124,984
    Exempt from Federal income taxes                                           8,564                    9,291
    Dividends                                                                  5,192                    8,507
  Federal funds sold and security resale agreements                              504                      518
  Other investments                                                           10,516                    8,807
-------------------------------------------------------------------------------------------------------------
      Total interest income                                                1,519,996                1,503,626
INTEREST EXPENSE
  Deposits                                                                   244,351                  301,244
  Federal funds borrowed and security repurchase agreements                   41,585                   41,929
  Borrowed funds                                                               8,998                   13,256
  Long-term debt and capital securities                                      131,771                  149,680
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                 426,705                  506,109
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                        1,093,291                  997,517
PROVISION FOR LOAN LOSSES                                                    200,233                  188,640
-------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses                    893,058                  808,877
NONINTEREST INCOME
  Mortgage banking revenue                                                   393,708                  195,217
  Deposit service charges                                                    134,736                  118,787
  Payment processing revenue                                                 105,411                  108,841
  Trust and investment management fees                                        69,359                   77,575
  Card-related fees                                                           41,081                   32,136
  Brokerage revenue                                                           24,476                   27,067
  Other                                                                       97,520                  131,238
-------------------------------------------------------------------------------------------------------------
      Total fees and other income                                            866,291                  690,861
  Securities gains, net                                                          170                   53,532
-------------------------------------------------------------------------------------------------------------
      Total noninterest income                                               866,461                  744,393
NONINTEREST EXPENSE
  Salaries, benefits, and other personnel                                    561,162                  444,328
  Equipment                                                                   64,692                   62,299
  Net occupancy                                                               58,356                   54,824
  Third-party services                                                        65,544                   53,585
  Card processing                                                             52,326                   53,816
  Marketing and public relations                                              17,312                   26,149
  Other                                                                      189,474                  179,888
-------------------------------------------------------------------------------------------------------------
      Total noninterest expense                                            1,008,866                  874,889
-------------------------------------------------------------------------------------------------------------
Income before income tax expense                                             750,653                  678,381
Income tax expense                                                           254,105                  232,250
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $    496,548             $    446,131
=============================================================================================================
NET INCOME PER COMMON SHARE
  Basic                                                                 $        .81             $        .73
  Diluted                                                                        .81                      .73
AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                                  611,521,806              607,815,387
  Diluted                                                                615,578,784              614,041,768
=============================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                               March 31           December 31             March 31
(In Thousands)                                                   2003                2002                   2002
---------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and demand balances due from banks                   $   3,767,425        $    3,756,426        $    2,859,394
  Federal funds sold and security resale agreements                68,616               136,343                67,994
  Securities available for sale, at fair value                  8,464,144             9,211,268             9,036,019
  Other investments                                               498,148               869,147               744,981
  Loans held for sale or securitization:
    Commercial                                                     12,591                14,840                    --
    Mortgage                                                   21,727,600            24,723,549            12,296,059
---------------------------------------------------------------------------------------------------------------------
      Total loans held for sale or securitization              21,740,191            24,738,389            12,296,059
  Portfolio loans:
    Commercial                                                 25,128,632            24,722,060            25,733,598
    Real estate -- commercial                                   9,507,893             9,384,851             7,868,692
    Real estate -- residential                                 21,820,145            19,972,549            15,215,099
    Home equity lines of credit                                 8,393,176             8,062,199             6,320,135
    Credit card and other unsecured lines of credit             2,023,065             2,030,024             1,731,075
    Other consumer                                              8,060,075             7,962,729            11,220,717
---------------------------------------------------------------------------------------------------------------------
      Total portfolio loans                                    74,932,986            72,134,412            68,089,316
    Allowance for loan losses                                  (1,128,249)           (1,098,588)           (1,000,043)
---------------------------------------------------------------------------------------------------------------------
      Net portfolio loans                                      73,804,737            71,035,824            67,089,273
  Properties and equipment                                      1,032,617             1,036,937             1,059,445
  Other real estate owned                                         115,739               114,931                65,562
  Mortgage servicing assets                                       813,312               615,193             1,363,860
  Goodwill                                                      1,078,281             1,078,281             1,078,281
  Other intangible assets                                          69,193                74,573                83,919
  Derivative assets                                             1,469,869             1,468,381               493,847
  Accrued income and other assets                               4,571,984             4,122,722             3,839,050
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $ 117,494,256        $  118,258,415        $  100,077,684
=====================================================================================================================
LIABILITIES
  Deposits:
    Noninterest bearing                                     $  16,878,935        $   16,156,081        $   12,600,160
    NOW and money market                                       24,361,618            23,022,449            19,786,170
    Savings                                                     2,437,801             2,477,067             2,629,316
    Consumer time                                              14,179,957            14,686,005            15,180,008
    Other                                                       2,945,649             3,403,827             3,837,062
    Foreign                                                     5,093,320             5,373,339             4,268,676
---------------------------------------------------------------------------------------------------------------------
      Total deposits                                           65,897,280            65,118,768            58,301,392
  Federal funds borrowed and security repurchase               12,744,562             6,528,258            10,586,323
    agreements
  Borrowed funds                                                1,735,932            11,493,909             1,109,360
  Long-term debt                                               23,792,172            22,550,295            19,510,454
  Corporation-obligated mandatorily redeemable
    capital securities of subsidiary trusts holding
    solely debentures of the Corporation                          180,000               180,000               180,000
  Derivative liabilities                                          989,625             1,243,544               315,077
  Accrued expenses and other liabilities                        3,567,522             2,835,629             2,402,867
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                             108,907,093           109,950,403            92,405,473
=====================================================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock                                                      --                    --                   698
  Common stock                                                  2,443,888             2,445,966             2,433,582
  Capital surplus                                               1,002,194               989,346               930,865
  Retained earnings                                             5,085,060             4,805,520             4,236,947
  Accumulated other comprehensive income                           56,021                67,180                70,119
---------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                      8,587,163             8,308,012             7,672,211
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 117,494,256        $  118,258,415        $  100,077,684
=====================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three Months Ended
                                                                                                           March 31
-------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                     2003                2002
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                   $    496,548        $    446,131
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                       200,233             188,640
    Depreciation and amortization of properties and equipment                                        46,525              41,711
    Amortization of intangible assets and mortgage servicing assets                                 153,316              74,256
    Accretion of premiums and discounts on securities and debt                                      (11,237)             (3,001)
    Mortgage servicing asset impairment recoveries                                                  (87,166)            (13,009)
    Ineffective hedge and other derivative (gains) losses, net                                     (227,960)             15,187
    Securities gains, net                                                                              (170)            (53,532)
    Gains on loans sold or securitized, net                                                         (87,584)           (218,537)
    Other losses, net                                                                                52,550              16,617
    Originations and purchases of loans held for sale or securitization                         (25,520,062)        (14,848,016)
    Principal payments on and proceeds from sales of loans held for sale or securitization       27,194,016          17,757,165
    Decrease in accrued interest receivable                                                          17,805              41,944
    (Decrease) increase in accrued interest payable                                                 (30,384)              4,437
    Net change in other assets and liabilities                                                    1,001,397             307,882
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                         3,197,827           3,757,875
-------------------------------------------------------------------------------------------------------------------------------
LENDING AND INVESTING ACTIVITIES
   Net decrease in federal funds sold, security resale agreements, and other investments            438,726              64,426
   Purchases of available-for-sale securities                                                      (825,446)         (1,435,267)
   Proceeds from sales of available-for-sale securities                                             334,245             559,084
   Proceeds from maturities, calls, and prepayments of available-for-sale securities              1,201,831             549,622
   Net increase in loans                                                                         (2,747,497)           (122,770)
   Proceeds from sales or securitizations of loans                                                  142,852           1,145,864
   Net increase in properties and equipment                                                         (40,519)            (16,346)
-------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by lending and investing activities                                  (1,495,808)            744,613
-------------------------------------------------------------------------------------------------------------------------------
DEPOSIT AND FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                              785,481          (4,820,290)
   Net increase in federal funds borrowed and security repurchase agreements                      6,216,304           3,992,935
   Net decrease in borrowed funds                                                                (9,757,977)         (7,469,382)
   Repayments of long-term debt                                                                  (2,490,367)           (885,344)
   Proceeds from issuances of long-term debt, net                                                 3,761,777           3,288,010
   Dividends paid                                                                                  (186,574)           (179,233)
   Issuances of common stock                                                                         17,965              26,248
   Repurchases of common stock                                                                      (37,629)                 --
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in deposit and financing activities                                                (1,691,020)         (6,047,056)
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and demand balances due from banks                                   10,999          (1,544,568)
Cash and demand balances due from banks, January 1                                                3,756,426           4,403,962
-------------------------------------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, MARCH 31                                              $  3,767,425        $  2,859,394
===============================================================================================================================
SUPPLEMENTAL INFORMATION
   Cash paid for:
     Interest                                                                                  $    457,089        $    501,672
     Income taxes                                                                                   234,262              83,596
   Noncash item:
     Transfers of loans to other real estate                                                         43,257              28,842
===============================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                                              Other
                                                        Preferred    Common       Capital     Retained    Comprehensive
(Dollars in Thousands, Except Per Share Amounts)          Stock      Stock        Surplus     Earnings        Income        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                                  $698     $2,429,419   $  908,780   $3,970,049     $ 72,277     $7,381,223
 Comprehensive income:
  Net income                                                                                    446,131                     446,131
  Other comprehensive income, net of tax:
   Change in unrealized gains and losses on
    securities, net of reclassification adjustment
    for net gains included in net income                                                                     (22,803)       (22,803)
   Change in unrealized gains and losses on derivative
    instruments used in cash flow hedging
    relationships, net of reclassification adjustment
    for net losses included in net income                                                                     20,645         20,645
                                                                                                                             ------
 Total comprehensive income                                                                                                 443,973
 Common dividends declared, $.295 per share                                                    (179,223)                   (179,223)
 Preferred dividends declared                                                                       (10)                        (10)
 Issuance of 1,040,734 common shares under stock-based
 compensation plans, including related tax effects                      4,163       22,085                                   26,248
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                                   $698     $2,433,582   $  930,865   $4,236,947     $ 70,119     $7,672,211
===================================================================================================================================

Balance, January 1, 2003                                  $ --     $2,445,966   $  989,346   $4,805,520     $ 67,180     $8,308,012
 Comprehensive income:
  Net income                                                                                    496,548                     496,548
  Other comprehensive income, net of tax:
   Change in unrealized gains and losses on
    securities, net of reclassification adjustment for
    net gains included in net income                                                                         (31,593)       (31,593)
   Change in unrealized gains and losses on derivative
    instruments used in cash flow hedging
    relationships, net of reclassification adjustment
    for net losses included in net income                                                                     20,434         20,434
                                                                                                                             ------
 Total comprehensive income                                                                                                 485,389
 Common dividends declared, $.305 per share                                                    (186,574)                   (186,574)
 Issuance of 861,883 common shares under stock-based
 compensation plans, including related tax effects                      3,447       14,518                                   17,965
 Repurchase of 1,381,300 common shares                                 (5,525)      (1,670)     (30,434)                    (37,629)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003                                   $ --     $2,443,888   $1,002,194   $5,085,060     $ 56,021     $8,587,163
===================================================================================================================================

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

The Corporation, on a limited basis, uses special-purpose entities (SPEs), primarily securitization trusts, to diversify its funding sources and to provide financial services to its corporate customers. SPEs are not operating entities, generally have no employees, and usually have a limited life. The basic SPE structure involves the Corporation transferring assets to the SPE. The SPE funds the purchase of those assets by issuing asset-backed securities to investors. The legal documents governing the SPE describe how the cash received on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. National City structures these SPEs to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the transferor of the assets.

Where the Corporation is a transferor of assets to an SPE, the assets sold to the SPE are no longer recorded on the Corporation's balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when a SPE meets the definition of an QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from National City's creditors, the Corporation considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Corporation currently services certain credit card receivables and automobile loans that were sold to two separate securitization trusts. Both trusts meet the applicable QSPE criteria under SFAS 140, and accordingly, are not consolidated on the Corporation's balance sheet. Further discussion regarding these securitization trusts is included in Note 5.

The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update National City's 2002 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and footnotes necessary to constitute a complete set of financial statements under generally accepted accounting principles applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. A summary of the Corporation's significant accounting policies follows:

STATEMENT OF CASH FLOWS: Cash and demand balances due from banks are considered "cash and cash equivalents" for financial reporting purposes.

BUSINESS COMBINATIONS: SFAS 141, Business Combinations, requires business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

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

Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Income on leveraged leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Residual values on leased assets are reviewed regularly for other-than-temporary impairment. When there is other-than-temporary impairment in the carrying value of the Corporation's interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the write-down generally recognized in other noninterest expense in the income statement.

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

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

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

OTHER REAL ESTATE OWNED: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of nonperforming loans. OREO also includes bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. OREO obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property's appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in value subsequent to transfer are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate owned are recognized in noninterest expense on the date of sale.

SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or loss on the income statement. Interest on trading account securities is recorded in interest income. As of March 31, 2003, December 31, 2002, and March 31, 2002, trading account securities totaled $24 million, $15 million, and $29 million, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. As of March 31, 2003, December 31, 2002, and March 31, 2002, there were no securities classified as held to maturity.

Securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported in other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available-for-sale securities are recorded in securities gains or losses on the income statement.

Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective-interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of and other-than-temporary impairment charges on securities, except for the Corporation's internally-managed equity portfolio of bank and thrift common stock investments (bank stock fund), are determined using the specific-identification method. On January 1, 2003, the Corporation changed to the average-cost method to determine realized gains and losses and other-than-temporary impairment charges on bank stock fund investments, consistent with the manner in which the Corporation manages the investments in this fund. Purchases and sales of securities are recognized on a trade-date basis.

PRINCIPAL INVESTMENTS: Principal investments, which include direct investments in private and public companies and indirect investments in private equity fund partnerships, are carried at estimated fair value with changes in fair value recognized in other noninterest income.

Direct investments include equity and mezzanine investments in the form of common stock, preferred stock, limited liability company interests, warrants, and subordinated debt. Direct mezzanine investments in the form of subordinated debt and preferred stock, which earn interest or dividends, are included in other investments on the balance sheet, while the remainder of the direct investments are included in other assets. Indirect investments include ownership interests in private equity fund partnerships managed by third-party investors and are included in other assets on the balance sheet.

The fair values of publicly traded investments are determined using quoted market prices, subject to various discount factors, sales restrictions, and regulation, when appropriate. Investments that are not publicly traded are initially valued at cost and subsequent adjustments to fair value are estimated in good faith by management. Factors used in determining the fair value of direct investments include consideration of the company's business model, current and projected financial performance, liquidity, management team, and overall economic and market conditions. Factors used in determining the fair value of indirect investments include evaluation of the general partner's valuation techniques and overall economic and market conditions. The fair value estimates of the investments are based upon currently available information and may not necessarily represent amounts that will ultimately be realized, which depend on future events and circumstances.

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

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Corporation's other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 10 years. Note 10 includes a summary of the Corporation's goodwill and other intangible assets.

DEPRECIABLE ASSETS: Properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from one to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the term of the respective lease plus the first optional renewal period, if applicable. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life of the asset.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Corporation recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense on the income statement.

ASSET SECURITIZATIONS: National City uses the securitization of financial assets as a source of funding. Financial assets, including pools of credit card receivables and automobile loans, are transferred into trusts or to SPEs in transactions which are effective under applicable banking rules and regulations to legally isolate the assets from National City Bank (the Bank), a subsidiary of the Corporation. Where the transferor is a depository institution such as a bank subsidiary of the Corporation, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. In addition, National City purchases the guaranteed portion of Small Business Administration (SBA) loans from third-party lenders and then securitizes these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates are then sold directly to institutional investors, achieving legal isolation.

SFAS 140 requires, for certain transactions completed after the initial adoption date, a "true sale" analysis of the treatment of the transfer under state law as if the Corporation was a debtor under the bankruptcy code. A "true sale" legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor's control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special-purpose entities.

A legal opinion regarding legal isolation for each credit card securitization has been obtained by the Bank. The opinion rendered in connection with the 2002 credit card securitization included in its conclusion that the FDIC regulation, Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation (Securitization Rule) would be applicable to the transfer of such receivables. The Securitization Rule provides reasonable assurance that neither the FDIC acting as conservator or receiver for the transferring bank subsidiary, nor any other creditor of the bank, may reclaim or recover the receivables from the securitization trust or recharacterize the receivables as property of the transferring bank subsidiary or of the conservatorship or receivership for the bank. The opinion further reasoned, even if the Securitization Rule did not apply, then pursuant to various FDIC pronouncements, the FDIC would uphold the effectiveness of the security interest granted in the financial assets. A legal opinion was obtained for the first step in the automobile loan securitization transaction in 2002, which was structured as a two-step securitization. While noting the transaction fell within the meaning of a "securitization" under the Securitization Rule, in accordance with accounting guidance, an analysis was also rendered under state law as if the transferring Bank was a debtor under the bankruptcy code. The "true sale" opinion provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Bank's receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event. The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to obtain the SBA guarantee. This process has been developed to meet the requirements for sale treatment under SFAS 140.

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

An SBA approved fiscal and transfer agent associated with the SBA securitizations issues certificates once all the necessary documents to support the transaction have been provided. The Corporation retains beneficial interests in the securitized assets in the form of interest-only strips. The SBA guarantees the credit risk with respect to the loans sold.

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

On a quarterly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. If past performance and future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated. Refer to Note 5 for further analysis of the assumptions used in the determination of fair value.

When the Corporation retains the right to service the loans and receives related fees that exceed the current market rate to service the receivables, a servicing asset is recorded and included in other assets on the balance sheet. A servicing asset is not recognized if the Corporation receives adequate compensation relative to current market servicing prices to service the receivables sold. Servicing assets created in a securitization are initially measured at their allocated carrying amount based upon relative fair values at the date of securitization and are subsequently carried at the lower of this initial carrying value, adjusted for amortization, or fair value. Impairment, if any, is recognized when and in the amount the carrying value exceeds its fair value as determined by calculating the present value of the expected future net servicing cash flows using the assumptions described previously. The amortization of servicing assets occurs in proportion to, and over the period of, the estimated net servicing income and is recorded in noninterest income on the income statement.

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

The retained interests represent National City's maximum loss exposure with respect to securitization vehicles. The investors in the asset-backed securities issued by the SPEs have no further recourse against the Corporation if cash flows generated by the securitized assets are inadequate to service the obligations of the SPEs.

Transaction costs associated with revolving loan securitizations are deferred at the time of sale and amortized over the revolving term of the securitization, while transaction costs associated with fixed-term loan securitizations are recognized as a component of the gain or loss at the time of sale.

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

Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.

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

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense recorded on the hedged asset or liability.

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively. SFAS 133 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases.

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

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage loan rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third party model and adjusted to reflect National City's actual prepayment experience.

STOCK-BASED COMPENSATION: Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123, Accounting for Stock-Based Compensation. Under the guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Corporation began applying the recognition provisions of SFAS 123 prospectively to all awards granted to employees after January 1, 2003. Compensation expense for option awards granted in 2003 will be determined based on the estimated fair value of the award at the date of grant and recognized ratably in the income statement over the option's vesting period. Stock options granted prior to January 1, 2003, will continue to be accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all unvested stock awards. The remaining outstanding options accounted for under APB 25 vest through 2005. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant. The adoption of the recognition provisions of SFAS 123 did not have a significant impact on the determination of compensation expense for restricted share awards.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards. Also included in the pro forma net income and earnings per share is the after-tax expense, net of minority interest benefit, related to option awards granted by the Corporation's 85%-owned processing subsidiary, National Processing, Inc., on its common stock.

---------------------------------------------------------------------------------------------------
                                                                             For the Three
                                                                         Months Ended March 31
---------------------------------------------------------------------------------------------------
      (In Thousands, Except Per Share Amounts)                       2003                    2002
---------------------------------------------------------------------------------------------------
Net income, as reported                                            $496,548                $446,131
Add: option expense included in reported net income
  National City common stock                                            316                      --
  National Processing common stock                                       --                      --
Less: total option expense determined under fair value
  method for all option awards
  National City common stock                                        (11,174)                (10,155)
  National Processing common stock                                   (1,675)                 (1,263)
---------------------------------------------------------------------------------------------------
Pro forma net income                                               $484,015                $434,713
---------------------------------------------------------------------------------------------------
Pro forma net income per share:
  Basic -- as reported                                             $    .81                $    .73
  Basic -- pro forma                                                    .79                     .72
  Diluted -- as reported                                                .81                     .73
  Diluted -- pro forma                                                  .79                     .71
===================================================================================================

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted on National City common stock: a risk-free interest rate of 3.4% and 3.7% for the three months ended March 31, 2003 and 2002, respectively; an expected life of the option of five years for both periods; an expected dividend yield of 4.5% and 4.4% for the three months ended March 31, 2003 and 2002, respectively; and expected volatility of 27.1% and 25.9% for the three months ended March 31, 2003 and 2002, respectively. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2003 and 2002 was $4.89 and $5.16, respectively. The weighted-average assumptions used to value the National Processing option grants are disclosed in National Processing, Inc.'s Form 10-Q for the quarter ended March 31, 2003.

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

STOCK REPURCHASES: Acquisitions of the Corporation's common stock are recorded using the par value method, which requires the cash paid to be allocated to common stock, capital surplus, and retained earnings.

2. RECENT ACCOUNTING PRONOUNCEMENTS

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In April 2003, the FASB issued SFAS 149, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity
(VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and will become effective on July 1, 2003, for entities in which the Corporation had a variable interest prior to February 1, 2003.

The Corporation's retained interests in its credit card and automobile loan securitizations, which are discussed in Note 5, will not be consolidated because the transaction structures are exempt from the requirements of FIN 46.

Management is continuing to evaluate various principal investments and other investments to assess whether consolidation or further disclosure of significant interests in such entities will be required when the guidance provided under FIN 46 becomes effective for existing VIEs on July 1, 2003. However, these investments, either individually or in the aggregate, are not material to the Corporation's consolidated financial statements.

GUARANTEES: In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires the guarantor to recognize a liability for the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a holding company's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 were effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Corporation are disclosed in Note 19. The implementation of the accounting requirements of FIN 45 did not have a material impact on the Corporation's results of operations, financial position, or liquidity.

ACCOUNTING FOR STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which provides guidance to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects.

Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123. Refer to Notes 1 and 20 for further discussion on the Corporation's adoption of SFAS 148. National City estimates the income statement impact associated with expensing stock options will be approximately $18 million pretax and $15 million, or $.02 per diluted share, after tax, in 2003, assuming options are granted in 2003 at a similar level and under similar market conditions to 2002. As the cost of anticipated future option awards is phased in over a four-year period, the annual impact will rise to approximately $.10 per diluted share, assuming options are granted in future years at a similar level and under similar market conditions to 2002. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases or decreases from the current estimate, or if the current accounting guidance changes.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and was adopted by the Corporation on January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard did not have a material impact on the Corporation's results of operations, financial position, or liquidity for the three months ended March 31, 2003.

ASSET RETIREMENT OBLIGATIONS: In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The Corporation adopted the standard on January 1, 2003, and its adoption did not have a material impact on the Corporation's results of operations, financial position, or liquidity for the first three months of 2003.

3. NON-GAAP FINANCIAL MEASURES

In January 2003, the United States Securities and Exchange Commission (SEC) issued Regulation G, Conditions for Use of Non-GAAP Financial Measures. A non-GAAP financial measure is a numerical measure of a company's historical or future performance, financial position, or cash flow that excludes (includes) amounts or adjustments that are included (excluded) in the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Regulation G requires companies that present non-GAAP financial measures to disclose a numerical reconciliation to the most directly comparable measurement using GAAP. Management does not believe it has used any non-GAAP financial measure in this Quarterly Report on Form 10-Q.

4. RESTRUCTURING CHARGES

In January 2003, the Corporation implemented various cost-reduction initiatives focused on improving the long-term profitability of National City. In connection with the cost-reduction initiatives, severance and related charges totaling $71 million were recorded in the first quarter of 2003. Of this amount, $67 million was recorded to salaries, benefits, and other personnel expense on the income statement and was associated with a voluntary retirement program and position eliminations made across the Corporation's lines of business during the first quarter of 2003. The remaining $4 million was recorded to third-party services expense and was incurred for placement services offered to employees whose positions were eliminated. A liability for these severance and related charges was accrued during the first quarter of 2003. A rollforward of the liability for severance and related expenses is presented in the table below. Also included in the rollforward is the accrued liability for severance expenses incurred in the normal course of business.

-------------------------------------------------
                                    Three Months
                                        Ended
     (In Thousands)                March 31, 2003
-------------------------------------------------
Beginning balance                        $ 17,036
Severance and related charges              71,137
Payments and adjustments                  (15,704)
-------------------------------------------------
ENDING BALANCE                           $ 72,469
=================================================

5. SECURITIZATION ACTIVITY

The Corporation periodically sells assets through securitization transactions.

During the first quarter of 2003, the Corporation sold four pools of Small Business Administration (SBA) loans, which were securitized, totaling $44 million and recognized a pretax loss of $215 thousand, which was recorded in other noninterest income. Retained interests in the form of interest-only strips were recognized with an initial carrying value of approximately $4 million. The SBA loans securitized were sold servicing released and no transaction costs were capitalized in conjunction with the sale.

On January 31, 2002, National City sold $425 million of credit card receivables to the National City Credit Card Master Trust (trust) and recognized a pretax gain of $25 million, which was recorded in other noninterest income. Retained interests in the form of interest-only strips and subordinated tranches were also recognized with initial carrying values of $5 million and $27 million, respectively. Transaction costs of $2 million incurred in connection with the securitization were deferred and are being amortized over the revolving term of the securitization. The transaction costs deferred consisted primarily of securities underwriting, filing, and professional services fees.

During 2001 and 2000, the Corporation sold $425 million and $600 million of credit card receivables to the trust.

The Corporation established an automobile receivables trust into which it sold, through securitization on March 27, 2002, $1.1 billion of fixed-rate, closed-end automobile loans. A pretax gain of $25 million on this term securitization was recorded in other noninterest income. Retained interests in the form of interest-only strips, subordinated tranches, and dealer rebate receivables were also recognized with initial carrying values of $41 million, $62 million, and $2 million, respectively. In addition, a servicing asset was created in the amount of $17 million.

A summary of the components of managed loans, which represents both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans. The SBA loans represent securitized loans originally purchased and then sold by the Corporation.

-----------------------------------------------------------------------------------------------------------------------------------
                                                       As of March 31                           Three Months Ended March 31
                                        -------------------------------------------------------------------------------------------
                                               Principal            Loans Past Due              Average              Net Credit
                                                Balance             30 days or more             Balances               Losses
                                        -------------------------------------------------------------------------------------------
        (In Millions)                      2003         2002        2003       2002        2003         2002         2003    2002
-----------------------------------------------------------------------------------------------------------------------------------
Type of loan:
  Credit card                           $  2,365.8   $  2,161.6   $   95.8   $   82.5   $  2,382.2   $  2,211.8   $  27.7   $  31.7
  Automobile                               4,325.6      4,327.4       70.7       57.2      4,368.8      4,387.2      13.2      14.5
  SBA                                         39.6           --        1.4         --         25.8           --        --        --
-----------------------------------------------------------------------------------------------------------------------------------
    Total loans managed or
      securitized                          6,731.0      6,489.0      167.9      139.7      6,776.8      6,599.0      40.9      46.2
Less:
  Loans securitized                        2,194.5      2,557.1       67.1       49.5      2,240.8      1,345.4      18.0      17.7
  Loans held for securitization                 --           --         --         --           --      1,148.9        --        --
-----------------------------------------------------------------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO             $  4,536.5   $  3,931.9   $  100.8   $   90.2   $  4,536.0   $  4,104.7   $  22.9   $  28.5
-----------------------------------------------------------------------------------------------------------------------------------


The Corporation's on-balance-sheet credit card receivables are expected to increase following the revolving period of the securitization, which approximates 48 months.

Certain cash flows received from the structured entities associated with the loan sales described above follow:

-----------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended March 31
                                                              ---------------------------------------------------------
                                                                   Credit Card              Automobile             SBA
-----------------------------------------------------------------------------------------------------------------------
           (In Millions)                                         2003         2002        2003        2002         2003
-----------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                             $     --     $  397.4     $   --     $ 1,041.0     $ 40.3
Proceeds from collections reinvested in previous
 securitizations                                                 758.4        701.7         --            --         --
Servicing fees received                                            7.2          7.3        2.0            --         --
Other cash flows received on retained interest                    24.3         22.9        5.4            --         .1
Proceeds from sales of previously charged-off accounts              .4           .5         --            --         --
Purchases of delinquent or foreclosed assets                        --           --         --            --         --
Repayments of servicing advances                                    --           --         --            --         --
=======================================================================================================================

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2003 fair values to immediate 10% and 20% adverse changes in those assumptions follows. The sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

--------------------------------------------------------------------------------------------------------------------------------
                                                       Weighted-       Variable        Monthly     Expected
                                                        average         Annual        Principal     Annual     Annual
                                               Fair       Life        Coupon Rate     Repayment     Credit    Discount
         (Dollars in Millions)                Value   (in months)     to Investors      Rate        Losses      Rate       Yield
--------------------------------------------------------------------------------------------------------------------------------
CREDIT CARD LOANS
  SERIES 2000-1 - INTEREST-ONLY STRIP
    AS OF MARCH 31, 2003                      $ 4.3       3.3            1.51%          17.44%       4.99%     15.00%      10.84%
      Decline in fair value of 10% adverse
        change                                                          $  .2          $   .3       $  .8         --      $  2.5
      Decline in fair value of 20% adverse
        change                                                             .4              .6         1.6         --         4.3
  SERIES 2001-1 - INTEREST-ONLY STRIP
    AS OF MARCH 31, 2003                      $ 3.0       3.3            1.53%          17.44%       4.99%     15.00%      10.84%
      Decline in fair value of 10% adverse
        change                                                          $  .2          $   .2       $  .6         --      $  1.8
      Decline in fair value of 20% adverse
        change                                                             .3              .4         1.1         --         3.0
  SERIES 2002-1 - INTEREST-ONLY STRIP
    AS OF MARCH 31, 2003                      $ 3.0       3.3            1.52%          17.44%       4.99%     15.00%      10.84%
      Decline in fair value of 10% adverse
        change                                                          $  .2          $   .2       $  .6         --      $  1.8
      Decline in fair value of 20% adverse
        change                                                             .3              .4         1.1         --         3.0
================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                              Weighted-     Monthly       Expected
                                                              average      Prepayment    Cumulative     Annual     Weighted-
                                                    Fair        Life         Speed         Credit      Discount     average
          (Dollars in Millions)                    Value    (in months)    (% ABS)(a)     Losses(c)      Rate       Coupon
----------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE LOANS
  SERIES 2002-A
    Interest-only strip
      AS OF MARCH 31, 2003                         $22.8        17.4          1.40%          2.16%       12.00%      8.71%
        Decline in fair value of 10% adverse
          change                                                             $ 1.4         $  2.2       $   .5      $ 8.2
        Decline in fair value of 20% adverse
          change                                                               2.7            4.2           .9       16.1
    Servicing asset
      AS OF MARCH 31, 2003(b)                      $ 8.7        13.0          1.40%          2.16%       12.00%      8.71%
        Decline in fair value of 10% adverse
          change                                                             $  .4             --       $   .1         --
        Decline in fair value of 20% adverse
          change                                                                .9             --           .2      $  .1
=========================================================================================================================

(a)   Absolute prepayment speed

(b)   Carrying value of servicing asset at March 31, 2003 was $8.6 million

(c) The expected static pool loss assumption performed consistent with the expected cumulative credit loss assumptions

-------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted-
                                                                        average        Constant      Annual     Weighted-
                                                             Fair         Life        Prepayment    Discount     average
             (Dollars in Millions)                          Value    (in months)(a)     Rate(a)      Rate(a)    Spread(a)
-------------------------------------------------------------------------------------------------------------------------
SBA LOANS
    Interest-only strips
      As of the date of the securitizations                 $ 3.8        55.4           16.15%       10.00%       2.75%
      As of March 31, 2003                                    3.7        54.7           16.15        10.00        2.75
        Decline in fair value of 10% adverse change                                        --           --      $   .1
        Decline in fair value of 20% adverse change                                    $   .1       $   .1          .2
=========================================================================================================================

(a) Represents weighted-average assumptions and aggregate amounts for all securitized pools

6. ASSET-BACKED COMMERCIAL PAPER CONDUIT

During 2002, the Corporation served as the administrative agent and investment advisor to a commercial paper conduit (North Coast Funding, LLC) that purchased high-grade assets from the Corporation and certain corporate customers and then issued high-grade commercial paper to third-party investors collateralized by such assets. The conduit was established in 2000, and at that time, was considered an unconsolidated qualified special-purpose entity under the guidelines of SFAS 140.

Effective September 29, 2002, the asset sale agreement between North Coast Funding, LLC and National City SPC, Inc. was amended to grant the conduit the right to sell assets at its sole discretion. All parties to the conduit and the rating agencies were informed of the intent to amend the agreement and the independent third-party owner of the conduit approved the amendment. The nature of the amendment caused the conduit to lose its status as a qualifying special-purpose entity. As a result, under applicable accounting guidance, the assets and liabilities and results of operations of the conduit were consolidated in the financial statements of the Corporation. During the fourth quarter of 2002, the remaining commercial paper borrowings held by third-party investors matured and the conduit was legally dissolved.

7. LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans outstanding were recorded net of unearned income as of March 31, 2003, December 31, 2002, and March 31, 2002 of $332 million, $390 million, and $517 million, respectively.

The loan portfolio includes lease financing receivables consisting of direct financing and leveraged leases on equipment, which are included in commercial loans on the consolidated balance sheet, and retail automobile lease financings, which are included in other consumer loans on the consolidated balance sheet. The direct financing and leveraged leased equipment consists primarily of manufacturing and mining equipment, commercial trucks and trailers, and airplanes. The Corporation ceased originating retail automobile leases in December 2000 and is letting the portfolio run off over time. A summary of lease financings by type at March 31 follows:

-------------------------------------------------------------------------------
            (In Thousands)                           2003               2002
-------------------------------------------------------------------------------
COMMERCIAL
  Direct financings                               $1,298,518         $1,549,540
  Leveraged leases                                   302,676            325,428
-------------------------------------------------------------------------------
    TOTAL COMMERCIAL LEASE FINANCINGS              1,601,194          1,874,968
CONSUMER
  Retail automobile lease financings                 440,044          1,049,946
-------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN LEASE FINANCINGS          $2,041,238         $2,924,914
===============================================================================

The components of the net investment in lease financings at March 31 follow:

-----------------------------------------------------------------------------------------------
               (In Thousands)                                      2003                 2002
-----------------------------------------------------------------------------------------------
COMMERCIAL
  Lease payments receivable                                     $1,443,536           $1,736,732
  Estimated residual value of leased assets                        509,556              587,284
-----------------------------------------------------------------------------------------------
  Gross investment in commercial lease financings                1,953,092            2,324,016
  Unearned income                                                 (351,898)            (449,048)
-----------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN COMMERCIAL LEASE FINANCINGS             $1,601,194           $1,874,968
-----------------------------------------------------------------------------------------------
CONSUMER
  Lease payments receivable                                     $  123,562           $  363,322
  Estimated residual value of leased assets                        348,523              786,586
-----------------------------------------------------------------------------------------------
  Gross investment in consumer lease financings                    472,085            1,149,908
  Unearned income                                                  (32,041)             (99,962)
-----------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN CONSUMER LEASE FINANCINGS               $  440,044           $1,049,946
===============================================================================================

A rollforward of the residual value component of lease financings follows:

-------------------------------------------------------------------------
        (In Thousands)                         2003                2002
-------------------------------------------------------------------------
COMMERCIAL
  Beginning balance                          $561,438           $ 595,867
  Additions                                     1,303               8,694
  Maturities and terminations                 (15,791)            (17,277)
  Write-downs                                 (37,394)                 --
-------------------------------------------------------------------------
ENDING BALANCE                               $509,556           $ 587,284
-------------------------------------------------------------------------
CONSUMER
  Beginning balance                          $446,872           $ 862,428
  Additions                                        --                  --
  Maturities and terminations                 (73,094)            (62,672)
  Write-downs                                 (25,255)            (13,170)
-------------------------------------------------------------------------
ENDING BALANCE                               $348,523           $ 786,586
=========================================================================

The commercial lease residual value write-downs were associated with various commercial aircraft leases. The write-downs consisted of $16 million attributable to decreases in the residual values of airplanes which were charged to other noninterest expense, $5 million attributable to credit losses which were charged to the allowance for loan losses, and $16 million attributable to the write-off of unearned income and other related accounts.

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

----------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                     March 31
----------------------------------------------------------------------------------------
               (In Thousands)                                2003                2002
----------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                            $1,098,588          $  997,331
Provision                                                    200,233             188,640
Allowance related to loans sold or securitized                    --              (4,477)
Charge-offs:
  Commercial                                                 103,603             105,956
  Real estate - commercial                                     2,801               2,325
  Real estate - residential                                   41,212              23,792
  Home equity lines of credit                                  5,597               4,741
  Credit cards and other unsecured lines of credit            21,810              22,618
  Other consumer                                              35,256              54,691
----------------------------------------------------------------------------------------
     Total charge-offs                                       210,279             214,123

Recoveries:
  Commercial                                                  11,081               7,578
  Real estate - commercial                                       511                 691
  Real estate - residential                                   10,517                 847
  Home equity lines of credit                                  1,512                 993
  Credit cards and other unsecured lines of credit             2,157               2,586
  Other consumer                                              13,929              19,977
----------------------------------------------------------------------------------------
     Total recoveries                                         39,707              32,672

Net charge-offs                                              170,572             181,451
----------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                  $1,128,249          $1,000,043
========================================================================================

Nonperforming loans totaled $696 million, $702 million, and $650 million as of March 31, 2003, December 31, 2002, and March 31, 2002, respectively. For loans classified as nonperforming at March 31, 2003, the contractual interest due and actual interest recognized on those loans during the first quarter was $16 million and $1 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $383 million, $391 million, and $331 million at March 31, 2003, December 31, 2002, and March 31, 2002, respectively. Average impaired loans for the three months ended March 31, 2003 and 2002 totaled $387 million and $250 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of March 31, 2003, December 31, 2002, and March 31, 2002 was $73 million, $76 million, and $86 million, respectively. At March 31, 2003, December 31, 2002, and March 31, 2002, impaired loans with an associated allowance totaled $237 million, $206 million, and $265 million, respectively, while impaired loans with no associated allowance totaled $146 million, $185 million, and $66 million for these same period-ends. There was no interest recognized during the first three months of 2003 and 2002, respectively, on impaired loans while they were considered impaired.

8. SECURITIES

Securities available for sale follow:

-------------------------------------------------------------------------------
                                                   AMORTIZED            FAIR
            (In Thousands)                            COST              VALUE
-------------------------------------------------------------------------------
MARCH 31, 2003

U.S. Treasury and Federal agency debentures        $1,074,007        $1,129,613
Mortgage-backed securities                          4,247,906         4,428,893
Asset-backed and corporate debt securities          1,437,178         1,438,508
States and political subdivisions                     650,475           702,509
Other                                                 759,991           764,621
-------------------------------------------------------------------------------
TOTAL SECURITIES                                   $8,169,557        $8,464,144
-------------------------------------------------------------------------------

December 31, 2002

U.S. Treasury and Federal agency debentures        $1,084,077        $1,143,923
Mortgage-backed securities                          4,552,641         4,779,566
Asset-backed and corporate debt securities          1,815,549         1,817,958
States and political subdivisions                     650,747           702,669
Other                                                 765,065           767,152
-------------------------------------------------------------------------------
TOTAL SECURITIES                                   $8,868,079        $9,211,268
-------------------------------------------------------------------------------

March 31, 2002

U.S. Treasury and Federal agency debentures        $  977,766        $  998,890
Mortgage-backed securities                          5,994,604         6,038,966
Asset-backed and corporate debt securities            414,140           415,653
States and political subdivisions                     685,069           714,709
Other                                                 837,327           867,801
-------------------------------------------------------------------------------
TOTAL SECURITIES                                   $8,908,906        $9,036,019
-------------------------------------------------------------------------------

The other category includes Federal Reserve and Federal Home Loan Bank stock, certain retained interests in securitizations, and the Corporation's internally managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had a cost basis and fair value of $262 million and $251 million, respectively, at March 31, 2003, compared to a cost basis and fair value of $75 million and $71 million, respectively, at December 31, 2002, and a cost basis and fair value of $272 million and $296 million, respectively, at March 31, 2002.

At March 31, 2003, the carrying value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, and derivative instruments totaled $7 billion.

At March 31, 2003, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders' equity.

For the three months ended March 31, 2003 and 2002, gross securities gains of $400 thousand and $54 million, respectively, were recognized. Gross securities losses recognized for the three months ended March 31, 2003 were $200 thousand. There were no securities losses recognized during the first quarter of 2002.

9. PRINCIPAL INVESTMENTS

The Corporation's principal investment portfolio is managed within the Wholesale Banking line of business. The principal investment portfolio primarily consists of investments in the consumer and retail, manufacturing, automotive, building products, and commercial services industries with no single industry constituting greater than 20% of the total portfolio. A rollforward of principal investments follows:

----------------------------------------------------------------------------------------
                                                             Three Months Ended March 31
            (In Thousands)                                        2003           2002
----------------------------------------------------------------------------------------
DIRECT INVESTMENTS:
  Carrying value at beginning of period                        $ 317,089       $ 286,333
  Investments -- new fundings                                     15,722          10,725
  Returns of capital and write-offs                               (4,520)         (3,648)
  Fair value adjustments                                             316          (2,936)
----------------------------------------------------------------------------------------
  Carrying value at end of period                              $ 328,607       $ 290,474
----------------------------------------------------------------------------------------
INDIRECT INVESTMENTS:
  Carrying value at beginning of period                        $ 254,899       $ 209,051
  Investments -- new fundings                                     13,611          11,648
  Returns of capital and write-offs                              (3,921)         (1,074)
  Fair value adjustments                                              49              (9)
----------------------------------------------------------------------------------------
  Carrying value at end of period                              $ 264,638       $ 219,616
----------------------------------------------------------------------------------------
TOTAL PRINCIPAL INVESTMENTS:
  Carrying value at beginning of period                        $ 571,988       $ 495,384
  Investments -- new fundings                                     29,333          22,373
  Returns of capital and write-offs                               (8,441)         (4,722)
  Fair value adjustments                                             365          (2,945)
----------------------------------------------------------------------------------------
  CARRYING VALUE AT END OF PERIOD                              $ 593,245       $ 510,090
========================================================================================

----------------------------------------------------------------------------------------
                                                             Three Months Ended March 31
            (In Thousands)                                       2003            2002
----------------------------------------------------------------------------------------
PRINCIPAL INVESTMENT REVENUE(a)                                $   8,693       $   5,650
----------------------------------------------------------------------------------------
NET PRINCIPAL INVESTMENT GAINS (LOSSES)(b)                     $   6,464       $  (1,907)
========================================================================================

(a) Consists primarily of interest, dividends, and fee income

(b) Consists of fair value adjustments and realized gains and losses on the return of capital, and principal investment write-offs

Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 19.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Refer to Note 1 for the accounting policies related to goodwill and other intangible assets. At March 31, 2003, December 31, 2002, and March 31, 2002, the Corporation had goodwill assets of $1.1 billion. A summary of goodwill by line of business follows:

--------------------------------------------------------------------------------------------------
                                          JANUARY 1     GOODWILL        IMPAIRMENT      MARCH 31
        (In Thousands)                       2003       ACQUIRED          LOSSES          2003
--------------------------------------------------------------------------------------------------
Consumer and Small Business
   Financial Services                     $  512,731       --               --          $  512,731
Wholesale Banking                             86,729       --               --              86,729
National Consumer Finance                    261,387       --               --             261,387
Asset Management                             126,207       --               --             126,207
National Processing                           91,227       --               --              91,227
Parent and other                                  --       --               --                  --
--------------------------------------------------------------------------------------------------
TOTAL                                     $1,078,281       --               --          $1,078,281
==================================================================================================

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

A summary of core deposit, credit card, and merchant portfolios and other intangible assets follows:

-----------------------------------------------------------------------------------------
                                                     MARCH 31    December 31     March 31
            (In Thousands)                             2003         2002           2002
-----------------------------------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
  Gross carrying amount                              $ 93,328      $ 93,328      $ 93,328
  Less: accumulated amortization                       68,417        65,169        55,424
-----------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                  24,911        28,159        37,904
-----------------------------------------------------------------------------------------
CREDIT CARD INTANGIBLES
  Gross carrying amount                                17,323        17,323        14,612
  Less: accumulated amortization                       13,349        12,990        11,983
-----------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                   3,974         4,333         2,629
-----------------------------------------------------------------------------------------
MERCHANT PORTFOLIOS AND OTHER INTANGIBLES
  Gross carrying amount                                63,577        63,577        59,677
  Less: accumulated amortization                       23,269        21,496        16,291
-----------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                  40,308        42,081        43,386
-----------------------------------------------------------------------------------------
TOTAL FINITE-LIVED INTANGIBLES
  Gross carrying amount                               174,228       174,228       167,617
  Less: accumulated amortization                      105,035        99,655        83,698
-----------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                $ 69,193      $ 74,573      $ 83,919
=========================================================================================

Amortization expense on finite-lived intangible assets totaled $5 million and $5 million for the three months ended March 31, 2003 and 2002, respectively. Amortization expense on finite-lived intangible assets is expected to total $21 million, $20 million, $8 million, $5 million, and $5 million in 2003, 2004, 2005, 2006, and 2007, respectively.

11. MORTGAGE SERVICING ASSETS

The unpaid principal balance of residential mortgage loans serviced for third parties was $112.4 billion at March 31, 2003, compared to $101.9 billion at December 31, 2002, and $85.2 billion at March 31, 2002.

The net carrying value of mortgage servicing assets follows:

---------------------------------------------------------------------------------------------
                                                                           March 31
        (In Thousands)                                             2003              2002
---------------------------------------------------------------------------------------------
Initial carrying value adjusted for
 amortization                                                   $ 1,932,613       $ 1,631,632
SFAS 133 hedge basis adjustments                                   (822,917)           (8,844)
Impairment valuation allowance                                     (296,384)         (258,928)
---------------------------------------------------------------------------------------------
NET CARRYING VALUE                                              $   813,312       $ 1,363,860
=============================================================================================

Changes in the carrying value of mortgage servicing assets follow:

---------------------------------------------------------------------------------
                                                     Three Months Ended March 31
      (In Thousands)                                   2003               2002
---------------------------------------------------------------------------------
Balance at beginning of year                        $   615,193       $ 1,135,704
Additions                                               267,307           294,904
Amortization                                           (147,921)          (69,053)
SFAS 133 hedge basis adjustments                         (6,127)           (6,027)
Impairment recovery                                      87,166            13,009
Sales                                                    (2,306)           (4,677)
---------------------------------------------------------------------------------
BALANCE AT END OF YEAR                              $   813,312       $ 1,363,860
=================================================================================
Net decrease in impairment valuation allowance      $    87,166       $    13,009
=================================================================================

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage loan rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience.

The key economic assumptions used to estimate the value of the mortgage servicing asset portfolio at March 31, 2003, December 31, 2002, and March 31, 2002 are presented in the table that follows. A sensitivity analysis of the current fair value of mortgage servicing assets to immediate 10% and 20% adverse changes in those assumptions as of March 31, 2003 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing assets is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment rate estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

----------------------------------------------------------------------------------------------------------------
                                                                MARCH 31         December 31         March 31
            (Dollars in Thousands)                                2003              2002               2002
----------------------------------------------------------------------------------------------------------------
Fair value                                                      $ 813,312        $   615,193       $   1,363,860
Expected weighted-average life (in years)                             2.7                2.2                 4.4
Constant prepayment rate (CPR)                                      40.94%             63.07%              13.39%
Discount rate                                                        9.55               9.53               11.45
Prepayment rate
  Decline in fair value from 10% adverse change                 $  47,395
  Decline in fair value from 20% adverse change                    80,957
Discount rate
  Decline in fair value from 10% adverse change                    17,575
  Decline in fair value from 20% adverse change                    34,129
================================================================================================================

The key economic assumptions used in determining the fair value of mortgage servicing assets capitalized in the first quarter of 2003 were as follows:

--------------------------------------------------------
Weighted-average CPR                               34.04%
Weighted-average life (in years)                     3.8
Weighted-average discount rate                      9.50%
========================================================

Since March 31, 2002, actual and expected mortgage loan prepayments increased due to a decline in market interest rates. The increase in the prepayment rate has in turn lowered the amount of serving asset capitalized at the time of loan sale and reduced the fair value of the servicing assets, as reflected through increased amortization expense and an increase in SFAS 133 hedge basis adjustments and impairment valuation allowance. During the first quarter of 2003, the rates of actual and expected mortgage loan prepayments were lower than anticipated at December 31, 2002, resulting in a recovery of temporary impairment on certain mortgage servicing assets.

Risk associated with declines in the estimated fair value of mortgage servicing assets due to increases in mortgage loan prepayments is managed using derivative instruments that are expected to increase in value when interest rates decline. Because derivative instruments that reflect the exact opposite risk profile of the mortgage servicing assets are effectively not available in the capital markets, management uses a variety of derivative instruments whose fair values, when combined together, are expected to offset changes in the value of the mortgage servicing assets. Because the risk profile of the derivatives is not exactly the same as the mortgage servicing assets, changes in the value of the derivative instruments may not exactly offset the change in value of the mortgage servicing assets. The Corporation manages the risk to an immediate reduction in the fair value of its mortgage servicing assets within guidelines set forth by the Asset/Liability Management Committee. Notes 1 and 21 provide further discussion on how derivative instruments are accounted for, the nature of the derivative instruments used, the risks associated with the use of derivative instruments, and ineffective hedge and other derivative gains and losses generated by derivative instruments. During the first quarter of 2003, net gains totaling $82 million were recognized on derivative instruments used to hedge the value of mortgage servicing assets and included in mortgage banking revenue on the income statement. A discussion of mortgage banking revenue is included in the Financial Review on page 47.

12. BORROWED FUNDS

Detail of borrowed funds follows:

------------------------------------------------------------------------------
                                   MARCH 31        December 31       March 31
     (In Thousands)                  2003             2002             2002
------------------------------------------------------------------------------
U.S. Treasury notes              $   351,871      $ 8,881,947      $   577,811
Senior bank notes                    555,000        1,560,000               --
Commercial paper and other           829,061        1,051,962          531,549
------------------------------------------------------------------------------
TOTAL BORROWED FUNDS             $ 1,735,932      $11,493,909      $ 1,109,360
==============================================================================

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial and residential real estate loans. The funds are placed at the discretion of the U.S. Treasury. At March 31, 2003, $352 million of notes were callable on demand by the U.S. Treasury, compared to $7.9 billion and $578 million at December 31, 2002 and March 31, 2002, respectively. At December 31, 2002, $1.0 billion of the notes were term notes with a stated maturity of less than one month.

The senior bank notes are issued by National City's bank subsidiaries and have maturities of six months or less.

Commercial paper is issued by the Corporation's subsidiary, National City Credit Corporation, and has maturities of six months or less.


13. LONG-TERM DEBT

The composition of long-term debt follows:

-------------------------------------------------------------------------------------
                                         MARCH 31        December 31       March 31
        (In Thousands)                     2003             2002             2002
-------------------------------------------------------------------------------------
3.20% senior notes due 2008             $   295,416      $        --      $        --
8.50% subordinated notes due 2002                --               --           99,996
6.625% subordinated notes due 2004          249,881          249,849          249,752
7.75% subordinated notes due 2004           199,658          199,594          199,402
8.50% subordinated notes due 2004           149,895          149,863          149,769
7.20% subordinated notes due 2005           260,066          260,849          256,093
5.75% subordinated notes due 2009           332,044          333,928          298,059
6.875% subordinated notes due 2019          799,984          808,353          693,216
Other                                         2,640            2,640           13,520
-------------------------------------------------------------------------------------
TOTAL HOLDING COMPANY                     2,289,584        2,005,076        1,959,807
6.50% subordinated notes due 2003           200,540          202,158          207,014
7.25% subordinated notes due 2010           269,798          272,007          242,005
6.30% subordinated notes due 2011           229,308          231,006          203,551
7.25% subordinated notes due 2011           198,313          198,263          198,116
6.25% subordinated notes due 2011           339,997          342,357          300,857
6.20% subordinated notes due 2011           546,824          550,307          479,476
Senior bank notes                        15,715,745       14,998,141       12,169,963
Federal Home Loan Bank advances           4,002,063        3,750,980        3,749,665
-------------------------------------------------------------------------------------
TOTAL BANK SUBSIDIARIES                  21,502,588       20,545,219       17,550,647
-------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                    $23,792,172      $22,550,295      $19,510,454
=====================================================================================

The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. The Corporation uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by hedging the fair value of certain fixed-rate debt by converting the debt to variable rate and by hedging the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Further discussion on derivative instruments is included in Notes 1 and 21.

The subordinated notes of the holding company and bank subsidiaries qualify for Tier 2 capital under the regulatory capital requirements of the federal banking agencies. Further discussion on regulatory capital requirements is included in
Note 15.

At March 31, 2003, the par values of senior and subordinated debt, senior bank notes, and long-term advances from the Federal Home Loan Bank (FHLB) totaled $3.8 billion, $15.6 billion and $4.0 billion, respectively.

All senior and subordinated notes of the holding company and bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. During March 2003, the holding company issued senior notes with a par value of $300 million. At March 31, 2003, $2.6 billion of fixed-rate subordinated debt was effectively converted to variable-rate debt based on the three-month London Interbank Offering Rate (LIBOR) through the use of interest rate swaps.

Senior bank notes are issued by National City's bank subsidiaries. At March 31, 2003, senior bank notes totaling $1.5 billion were contractually based on a fixed rate of interest and $14.1 billion were contractually based on a variable rate of interest. The weighted-average contractual interest rates for fixed and variable-rate senior bank notes at March 31 were 2.89% and 1.50%, respectively. Through the use of interest rate swaps, as of March 31, the entire balance of fixed-rate senior bank notes had been effectively converted to variable-rate notes based on either the one- or three-month LIBOR rate, the Federal Funds rate or the Prime rate and $3.7 billion of the variable-rate senior bank notes had been effectively converted to fixed-rate notes with a weighted-average fixed rate of 3.93%. Additionally, $5.4 billion of variable rate senior bank notes were capped at a weighted-average rate of 4.65% through the use of interest rate caps.

FHLB advances at March 31, 2003, contractually consisted of $192 million of fixed-rate obligations and $3.8 billion of variable-rate obligations. The weighted-average contractual interest rates for fixed- and variable-rate advances at March 31 were 5.64% and 1.29%, respectively. Through the use of interest rate swaps, as of March 31, fixed-rate advances with a par value of $100 million had been effectively converted to a variable rate based on one-month LIBOR and variable-rate advances with a par value of $1.4 billion had been effectively converted to fixed-rate advances with a weighted-average fixed rate of 4.03%. Additionally, $555 million of variable rate FHLB advances were capped at a weighted-average rate of 4.15% through the use of interest rate caps. FHLB advances are collateralized by qualifying residential real estate loans.

A credit agreement dated April 12, 2001, as amended, with a group of unaffiliated banks allows the Corporation to borrow up to $375 million until April 12, 2005 with a provision to extend the expiration date under certain circumstances. The Corporation pays a variable annual facility fee based on the Corporation's long-term debt rating. The fee is currently 10 basis points on the amount of the credit facility. There were no borrowings outstanding under this agreement at March 31, 2003, December 31, 2002, or March 31, 2002.

14. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

The composition of capital securities follows:

---------------------------------------------------------------------------------------
                                                   MARCH 31     December 31    March 31
            (In Thousands)                          2003          2002          2002
---------------------------------------------------------------------------------------
8.12% capital securities of First of
 America Capital Trust I due January 31, 2027      $150,000      $150,000      $150,000

9.85% capital securities of Fort Wayne
 Capital Trust I due April 15, 2027                  30,000        30,000        30,000
---------------------------------------------------------------------------------------
TOTAL CAPITAL SECURITIES                           $180,000      $180,000      $180,000
=======================================================================================

The corporation-obligated mandatorily redeemable capital securities (the capital securities) of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the debentures) were issued by two statutory business trusts -- First of America Capital Trust I and Fort Wayne Capital Trust I, of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The debentures held by First of America Capital Trust I and Fort Wayne Capital Trust I qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively.

15. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

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

Regulatory and other capital measures follow:

-------------------------------------------------------------------------------------------------------------------------
                                                 MARCH 31                   December 31                  March 31
                                                   2003                        2002                        2002
-------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)                AMOUNT            RATIO       Amount           Ratio      Amount           Ratio
-------------------------------------------------------------------------------------------------------------------------
Total equity/assets                   $ 8,587,163          7.31%   $ 8,308,012          7.03%   $ 7,672,211          7.67%
Total common equity/assets              8,587,163          7.31      8,308,012          7.03      7,671,513          7.67
Tangible common equity/
  tangible assets                       7,439,689          6.39      7,155,158          6.11      6,509,313          6.58
Tier 1 capital                          7,536,440          7.82      7,263,196          7.60      6,546,222          7.66
Total risk-based capital               11,219,925         11.65     10,996,661         11.51     10,323,939         12.09
Leverage                                7,536,440          6.54      7,263,196          6.52      6,546,222          6.49
=========================================================================================================================

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

Total risk-based capital is comprised of Tier 1 capital plus qualifying subordinated debt, the allowance for loan losses and a portion of unrealized gains on certain equity securities.

Both the Tier 1 and the total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.

The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation excludes certain intangible and mortgage servicing assets.

National City's Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively. The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was March 30, 2003, the due date of the last required quarterly regulatory financial filings, each of the Corporation's subsidiary banks were considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank's capital category. As of December 31, 2002 and March 31, 2002, each of the subsidiary banks were also categorized as well-capitalized.

The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $114 million at March 31, 2003.

Under current Federal Reserve regulations, the banking subsidiaries are limited in the amount they may loan to the holding company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the bank's capital stock, surplus and undivided profits, plus the allowance for loan losses. Loans from subsidiary banks to nonbank affiliates, including the holding company, are also required to be collateralized.

Dividends paid by subsidiary banks to the holding company are also subject to certain legal and regulatory limitations. At March 31, 2003, the subsidiary banks may pay dividends of $1.5 billion, plus an additional amount equal to their net profits for 2003, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

16. STOCKHOLDERS' EQUITY

A summary of outstanding shares of preferred and common stock follows:

-----------------------------------------------------------------------------------------------------
                                                         MARCH 31       December 31       March 31
                                                           2003            2002             2002
-----------------------------------------------------------------------------------------------------
Preferred Stock, no par value,
  authorized 5,000,000 shares                                   --               --           13,969

Common Stock, $4 par value,
  authorized 1,400,000,000 shares                      610,971,942      611,491,359      608,395,463
====================================================================================================

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

A summary of activity in accumulated other comprehensive income (loss) follows:

--------------------------------------------------------------------------------------------------
                                                                        Three Months Ended March 31
                     (In Thousands)                                        2003             2002
--------------------------------------------------------------------------------------------------
Accumulated unrealized gains on securities
  available for sale at January 1, net of tax                            $ 223,073       $ 105,656
Net unrealized (losses) gains for the period, net of tax (benefit)
  expense of ($16,952) in 2003 and $6,458 in 2002                          (31,482)         11,993
Reclassification adjustment for gains included in net income,
  net of tax expense of $60 in 2003 and $18,736 in 2002                       (111)        (34,796)
--------------------------------------------------------------------------------------------------
Effect on other comprehensive income for the period                        (31,593)        (22,803)
--------------------------------------------------------------------------------------------------
Accumulated unrealized gains on securities available for sale
  at March 31, net of tax                                                $ 191,480       $  82,853
==================================================================================================
Accumulated unrealized losses on derivatives used in cash                $(155,893)      $ (33,379)
  flow hedging relationships at January 1, net of tax
Net unrealized losses for the period, net of tax benefit                    (4,717)         (8,218)
  of $2,540 in 2003 and $4,425 in 2002
Reclassification adjustment for losses included in net income,
  net of tax benefit of $13,543 in 2003 and $15,542 in 2002                 25,151          28,863
--------------------------------------------------------------------------------------------------
Effect on other comprehensive income for the period                         20,434          20,645
--------------------------------------------------------------------------------------------------
Accumulated unrealized losses on derivatives used in cash
  flow hedging relationships at March 31, net of tax                     $(135,459)      $ (12,734)
==================================================================================================
Accumulated other comprehensive income at
  January 1, net of tax                                                  $  67,180       $  72,277
Other comprehensive loss, net of tax                                       (11,159)         (2,158)
--------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME AT MARCH 31,
  NET OF TAX                                                             $  56,021       $  70,119
==================================================================================================

The Corporation had two share repurchase authorizations outstanding at March 31, 2003. In February 2003, the Corporation's Board of Directors authorized a share repurchase program for the repurchase of up to 25 million shares of National City common stock, subject to an aggregate purchase limit of $800 million. In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. Shares repurchased under both programs are held for reissue in connection with the Corporation's stock compensation plans and for general corporate purposes. During the first three months of 2003, the Corporation repurchased 1.4 million shares of its common stock. There were no share repurchases of National City common stock during the first three months of 2002. As of March 31, 2003, 37.9 million shares remain authorized for repurchase under both authorizations.

17. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share calculations follow:

----------------------------------------------------------------------------------------
                                                             Three Months Ended March 31
         (Dollars in Thousands,
        Except Per Share Amounts)                                 2003          2002
----------------------------------------------------------------------------------------
BASIC
  Net income                                                    $496,548      $446,131
  Less preferred dividends                                            --            10
--------------------------------------------------------------------------------------
  Net income applicable to common stock                         $496,548      $446,121
--------------------------------------------------------------------------------------
  Average common shares outstanding                              611,522       607,815
--------------------------------------------------------------------------------------
  Net income per common share -- basic                          $    .81      $    .73
======================================================================================
DILUTED
  Net income                                                    $496,548      $446,131
--------------------------------------------------------------------------------------
  Average common shares outstanding                              611,522       607,815
  Stock award adjustment                                           4,057         6,184
  Preferred stock adjustment                                          --            43
--------------------------------------------------------------------------------------
  Average common shares outstanding -- diluted                   615,579       614,042
--------------------------------------------------------------------------------------
  Net income per common share -- diluted                        $    .81      $    .73
======================================================================================

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the pro forma dilution assuming outstanding convertible preferred stock and stock-based compensation awards were converted or exercised into common shares. Net income is not adjusted for preferred dividend requirements since the preferred shares are assumed to be converted from the beginning of the period.

18. INCOME TAX EXPENSE

The composition of income tax expense follows:

----------------------------------------------------------------------------------------
                                                             Three Months Ended March 31
         (In Thousands)                                           2003          2002
----------------------------------------------------------------------------------------
Applicable to income exclusive of
  securities transactions                                       $254,045      $213,514
Applicable to securities transactions                                 60        18,736
--------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE                                        $254,105      $232,250
======================================================================================

The effective tax rate was 33.9% and 34.2% for the three months ended March 31, 2003 and 2002, respectively.

19. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS

COMMITMENTS: A summary of the contractual amount of significant commitments follows:

---------------------------------------------------------------------------------------------------------------
                                                                   MARCH 31        December 31        March 31
              (In Thousands)                                         2003             2002              2002
---------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Revolving home equity and credit card lines                     $22,703,751      $22,138,518      $18,187,743
  Other loans                                                      41,886,629       35,018,220       29,950,874
Standby letters of credit                                           3,873,809        3,769,894        3,535,745
Commercial letters of credit                                          114,590          126,775           95,100
Net commitments to sell mortgage loans and
 mortgage-backed securities                                        19,863,588       21,966,179       10,797,040
Commitments to fund principal investments                             240,260          241,952          317,929
Commitments to fund civic and community investments                   171,976          205,705          157,147
===============================================================================================================

Commitments to extend credit are agreements to lend. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements. Certain lending commitments for conforming residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS 133. The changes in the fair value of these commitments due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities and are included in other loans in the table above. Further discussion on derivative instruments is included in Notes 1 and 21.

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

The Corporation enters into forward contracts for the future delivery or purchase of fixed-rate conforming residential mortgage loans and mortgage-backed securities at a specified interest rate to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing assets. These contracts are also considered derivative instruments under SFAS 133 and changes in the fair value of these contracts due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 21.

The Corporation has principal investment commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

The Corporation invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its banking subsidiaries. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The amount of commitments to fund civic and community investments represent funds the Corporation has committed to invest in existing and future projects.

Under an agreement with the formerly unconsolidated asset-backed commercial paper conduit, National City had commitments to provide liquidity to the conduit in the event funding could not be readily accessed in the commercial paper market. The Corporation also provided standby letters of credit to the conduit to provide partial credit protection to commercial paper holders. As a result of the consolidation and subsequent dissolution of the conduit, National City no longer has liquidity and standby letter of credit commitments to third parties related to the conduit. At March 31, 2002, the Corporation had conduit-related liquidity and letter of credit commitments of $3.6 billion and $19 million, respectively. Further discussion of the asset-backed commercial paper conduit is included in Note 6.

CONTINGENT LIABILITIES AND GUARANTEES: The Corporation enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require the Corporation to make certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $27.5 billion and $17.6 billion for the first quarters of 2003 and 2002, respectively. Total loans repurchased or indemnified during the first quarters of 2003 and 2002 were $200 million and $63 million, respectively. In addition, total loans sold of $2.8 billion remained uninsured as of March 31, 2003. The volume and balance of uninsured government loans may be impacted by processing or notification delays. Management believes the majority of the uninsured loans at March 31, 2003 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $7 million and $9 million for the first three months of 2003 and 2002, respectively. At March 31, 2003, the liability for estimated losses on repurchase and indemnification was $128 million, which was included in accrued expenses and other liabilities.

The Corporation from time to time also enters into financial guarantee contracts whereby a premium is received from another financial institution counterparty to guarantee a portion of credit risk on interest rate swap contracts entered into between the financial institution counterparty and its customer. The Corporation becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. The premium is recorded as a liability when received and is ratably amortized over the life of the contract to noninterest income. As of March 31, 2003, the maximum exposure to loss under these contracts totaled $3 million. The Corporation has not entered into any significant risk participations since January 1, 2003.

The guarantee liability for the Corporation's standby letters of credit was $3 million at March 31, 2003, which was recorded in other liabilities on the consolidated balance sheet. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date for the recognition provisions of FIN 45. See above for further discussion on standby letters of credit and their associated outstanding commitments.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through VISA(R) and MasterCard(R) for the last four months, plus any outstanding delayed-delivery transactions and unresolved chargebacks in the process of resolution. For the period from December 2002 through March 2003, this amount totaled approximately $51 billion. Additionally, at March 31, 2003, the Corporation had $4 million of unresolved chargebacks that were in process of resolution.

For the three months ended March 31, 2003 and 2002, the Corporation processed $40 million and $49 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for the three months ended March 31, 2003 and 2002 were $900 thousand and $1 million, respectively. The Corporation accrues for probable losses based on historical experience and at March 31, 2003, had $1 million recorded in accrued expenses and other liabilities for expected losses.

In most cases, a contingent liability for chargebacks is unlikely to arise as most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until some time after the purchase (delayed-delivery), the potential for this contingent liability increases. For the three months ended March 31, 2003, the Corporation processed approximately $3.7 billion of merchant transactions related to delayed-delivery purchases.

The Corporation currently processes card transactions for four of the largest airlines in the United States. In May 2002, the Corporation announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Corporation will honor its existing contractual obligations to the airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have various expiration dates extending through November 2005. U.S. Airways Group, Inc. and United Air Lines, Inc. are both merchant-processing customers of the Corporation. United Airlines, Inc. is currently operating under Chapter 11 protection. In March 2003, U.S. Airways Group, Inc. emerged from bankruptcy court protection and is operating as a reorganized company. In the event of liquidation of one or more of the Corporation's airline customers, the Corporation could become financially responsible for refunding tickets purchased through VISA(R)and MasterCard(R)under the chargeback rules of those associations.

At March 31, 2003, the dollar value of tickets purchased, but as yet unflown, was approximately $1.3 billion. Based upon available information, this is management's best estimate of maximum potential chargebacks related to its airline customers. As of March 31, 2003, the Corporation held $139 million in merchant deposits and withheld settlement funds for certain airline merchants. The merchant deposits collateralize only individual airline merchants. Of the total merchant deposits, $133 million was related to two airline merchants. During the second quarter of 2003, the Corporation's contractual obligation to process card transactions for these two airline customers will cease and the merchants will transition to other card processors. As part of the transition, those airlines' $133 million of deposits will be released as the Corporation's contingent liability for future flights is reduced. These two airline merchants represent approximately 38% of the total contingent liability for unflown tickets.

Based on current conditions in the airline industry and other information currently available to the Corporation, management believes the risk of a material loss under the chargeback rules has increased since December 31, 2002 but is not probable at this time.

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

20. STOCK OPTIONS AND AWARDS

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

STOCK OPTION PLANS: The stock option plans under which options may currently be granted authorize the issuance to officers and key employees of up to 92 million options to purchase shares of common stock at the fair value of the common stock on the date of grant. These options generally become exercisable to the extent of 50% annually beginning one year from the date of grant and expire not later than 10 years from the date of grant. In addition, stock options may be granted that include the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the fair value of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.

In 1995, National City granted a total of 5.6 million options to purchase common stock at the fair value of the common stock on the date of grant to virtually all employees in commemoration of National City's 150th anniversary. The options became exercisable to the extent of 33% per year beginning two years from the date of grant. As of March 31, 2003, 662,600 of these options remained outstanding and all were exercisable.

On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock awards under SFAS 123. Further discussion of the impact of the change is included in Notes 1 and 2. During the first three months of 2003, compensation expense recognized related to National City's stock option plans totaled $500 thousand. There was no expense recognized in the first three months of 2002.

RESTRICTED STOCK PLANS: National City's restricted stock plans provide for the issuance of up to 8 million shares of common stock to officers, key employees, and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the market price of the stock on the date of grant. The weighted-average grant-date fair value of restricted share awards granted during the first quarter of 2003 and 2002 was $27.79 and $27.87, respectively. Compensation expense recognized for restricted share plans during the first three months of 2003 and 2002 was $3 million and $2 million, respectively.

OPTION AND RESTRICTED STOCK AWARD ACTIVITY: Stock option and unvested restricted stock award activity follows:

-----------------------------------------------------------------------
                                                              Weighted-
                                                               Average
                               Shares Outstanding              Exercise
                           ---------------------------        Price Per
                            Awards           Options            Share
-----------------------------------------------------------------------
January 1, 2002            1,823,310        48,798,550       $   25.79
-----------------------------------------------------------------------
  Cancelled                  (26,212)         (193,379)          29.46
  Exercised                 (207,060)       (1,168,637)          17.06
  Granted                    223,529            48,694           29.62
-----------------------------------------------------------------------
March 31, 2002             1,813,567        47,485,228       $   28.94
-----------------------------------------------------------------------
-----------------------------------------------------------------------
January 1, 2003            2,539,171        52,963,738       $   26.89
-----------------------------------------------------------------------
  Cancelled                  (36,405)         (247,224)          30.22
  Exercised                 (218,692)         (917,344)          17.49
  Granted                    271,021           208,470           28.09
-----------------------------------------------------------------------
MARCH 31, 2003             2,555,095        52,007,640       $   27.04
=======================================================================

As of March 31, 2003 and 2002, 22,444,143 and 32,283,571 shares, respectively, were available for grant under the Corporation's stock option and restricted stock plans.

Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at March 31, 2003 follows:

----------------------------------------------------------------------------------------------
                                                       Weighted-
                                                        Average
                                          Weighted-     Remaining                    Weighted-
                                           Average     Contractual                    Average
    Range of                              Exercise        Life                       Exercise
Exercise Prices          Outstanding       Price       (in years)   Exercisable        Price
----------------------------------------------------------------------------------------------
 $9.17-$11.99                139,852      $    9.94       1.2           139,852      $    9.94
  12.00-16.99              2,973,536          14.37       1.7         2,973,536          14.37
  17.00-21.99              7,976,678          17.80       6.2         7,941,003          17.78
  22.00-26.99              1,398,877          24.86       3.3         1,379,377          24.84
  27.00-31.99             30,983,864          28.87       7.3        16,930,145          29.11
  32.00-37.81              8,534,833          34.11       5.1         8,457,833          34.13
----------------------------------------------------------------------------------------------
      TOTAL               52,007,640      $   27.04       6.3        37,821,746      $   26.47
==============================================================================================

At March 31, 2003 and 2002, options for 37,821,746 and 32,686,054 shares of common stock, respectively, were exercisable.

21. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. It also executes derivative instruments with its commercial banking customers to facilitate their risk management strategies. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.

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

Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At March 31, 2003, these collateral agreements covered 99.9% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. The Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $379 million to collateralize net gains with counterparties and no pledged or delivered securities to collateralize net losses with counterparties at March 31, 2003. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on March 31, 2003, December 31, 2002, and March 31, 2002.

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

During the first three months of 2003 and 2002, the Corporation recognized total net ineffective fair value hedge gains of $50 million and $24 million, respectively. Of the total gains recognized, net ineffective hedge gains related to mortgage loans held for sale and servicing assets were $44 million and $20 million in the first quarters of 2003 and 2002, respectively. Ineffective hedge gains (losses) for these hedged assets are included in mortgage banking revenue on the income statement. Net ineffective hedge gains related to hedging commercial loans, U.S. Treasury securities, and fixed-rate funding products are included in other noninterest income on the income statement and totaled $7 million and $4 million in the first quarters of 2003 and 2002, respectively. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first three months of 2003 and 2002.

CASH FLOW HEDGES: The Corporation hedges cash flow variability related to variable-rate funding products, specifically FHLB advances and senior bank notes, through the use of pay-fixed interest rate swaps and interest rate caps. The Corporation also holds pay-fixed interest rate swaps and caps to hedge forecasted cash flows associated with debt instruments expected to be issued subsequent to 2003.

During the first three months of 2003 and 2002, the Corporation recognized net ineffective cash flow hedge losses of $137 thousand and $166 thousand, respectively. These gains (losses) are included in other noninterest income on the income statement. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first three months of 2003 and 2002.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2003, December 31, 2002 and March 31, 2002, accumulated other comprehensive income included a deferred after-tax net loss of $135 million, $156 million and $13 million, respectively, related to derivatives used to hedge funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income as of March 31, 2003, is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through November 2005, with $99 million of net loss expected to be reclassified within the next year. During the first three months of 2003 and 2002, pretax losses of $39 million and $46 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. Also during the first three months of 2002, pretax gains of $2 million were reclassified into other noninterest income as part of the gain on the automobile loan securitization. There were no gains or losses reclassified into earnings during the first three months of 2003 and 2002 arising from the determination that the original forecasted transaction would not occur.

The tables on the following pages provide further information regarding derivative instruments designated in fair value and cash flow hedges at March 31, 2003, December 31, 2002, and March 31, 2002.

OTHER DERIVATIVE ACTIVITIES: The Corporation's derivative portfolio also includes derivative instruments not included in SFAS 133 hedge relationships. Those derivatives include purchased derivatives, primarily swaps, futures, and forwards, used for interest rate and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133, and derivatives executed with customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. The Corporation generally does not enter into derivative transactions for purely speculative purposes. Gains and losses on mortgage banking related derivative instruments are included in mortgage-banking-revenue on the income statement, while gains and losses on other non-SFAS 133 derivative instruments are included in other noninterest income. A summary of non-SFAS 133 derivative instruments by type of activity follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                           For the Three Months Ended
                                                                                           --------------------------
                                                                       As of March 31              March 31
                                                                   --------------------------------------------------
                                                                       Net Derivative              Net Gains
                                                                      Asset (Liability)             (Losses)
                                                                   --------------------------------------------------
(In Millions)                                                         2003        2002         2003          2002
---------------------------------------------------------------------------------------------------------------------
NON-SFAS 133 DERIVATIVE
    INSTRUMENTS
    Mortgage-banking-related:
     Mortgage servicing asset risk management                      $   44.9     $  13.9     $   58.9       $  (1.8)
     Mortgage loan commitments and associated risk
     management                                                       109.3       (32.8)       118.5         (44.2)
---------------------------------------------------------------------------------------------------------------------
Total                                                                 154.2       (18.9)       177.4         (46.0)
---------------------------------------------------------------------------------------------------------------------
    Customer risk management                                           18.0        27.8          3.4           2.1
    Other                                                             (20.6)       33.1         (2.7)          4.7
---------------------------------------------------------------------------------------------------------------------
    Total                                                              (2.6)       60.9           .7           6.8
---------------------------------------------------------------------------------------------------------------------
  TOTAL NON-SFAS 133 DERIVATIVES                                   $  151.6     $  42.0     $  178.1       $ (39.2)
=====================================================================================================================

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at March 31, 2003, December 31, 2002, and March 31, 2002 follows:

--------------------------------------------------------------------------------------
                                                          MARCH 31, 2003
                                  ----------------------------------------------------
                                                                     NET INEFFECTIVE
                                  NOTIONAL         DERIVATIVE          HEDGE GAINS
(In Millions)                      AMOUNT       ASSET     LIABILITY     (LOSSES)(a)
--------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest
      rate swaps                  $     60     $    1.3   $   --
    Receive-fixed interest rate
      swaptions sold                    55           --       .4
    Pay-fixed interest rate
      swaps                          3,469           .7    263.6
    Callable pay-fixed
      interest rate swaps               44           --      5.2
    Extendable pay-fixed
      interest rate swaps               --           --       --
    Pay-fixed interest rate
      swaptions sold                    55           --      4.6
    Interest rate caps sold            815           --      2.3
    Interest rate floors sold          260           --      8.2
    Interest rate futures
      purchased                      3,404           --       --
    Interest rate futures sold       4,066           --       --
--------------------------------------------------------------------------------------
Total                               12,228          2.0    284.3          $  6.4
--------------------------------------------------------------------------------------
  Mortgage loans held for sale
    Forward commitments to sell
      mortgage loans and
      mortgage backed securities    19,489           --    159.3
    Receive-fixed interest
      rate swaps                     2,875        193.5      1.1
    Receive fixed interest rate
      swaptions sold                 1,000           --     26.8
    Pay-fixed interest rate
      swaptions purchased              430         20.8       --
    Pay-fixed interest rate
      swaptions sold                   250           --       --
    Interest rate caps
      purchased                      5,600         17.8       --
    Interest rate futures
      purchased                        150           --       --
    Interest rate futures sold          --           --       --
    Treasury futures options
      sold                             400           --      5.5
--------------------------------------------------------------------------------------
Total                               30,194        232.1    192.7            26.3
--------------------------------------------------------------------------------------
  Available for sale securities
    Pay-fixed interest rate
      swaps                            250           --      3.0              --
  Mortgage servicing assets
    Forward commitments to
      purchase mortgage loans
      and mortgage backed
      securities                     3,075         14.0       --
    Receive-fixed interest
      rate swaps                     3,412        295.7       --
    Receive-fixed interest rate
      swaptions purchased               --           --       --
    Receive-fixed interest rate
      swaptions sold                   250           --      5.6
    Pay-fixed interest rate
      swaptions purchased            3,500         62.6       --
    Pay-fixed interest rate
      swaptions sold                 2,818           --    140.7
    Principal-only swaps               546         32.4      7.4
    Interest rate caps
      purchased                     21,604         44.7       --
    Interest rate floors
      purchased                         75           .1       --
    Interest rate futures
      purchased                        975           --       --
--------------------------------------------------------------------------------------
Total                               36,255        449.5    153.7            17.2
--------------------------------------------------------------------------------------
  Funding
    Receive-fixed interest
      rate swaps                     4,540        426.0      5.1
    Callable receive-fixed
      interest rate swaps              490         18.6       --
--------------------------------------------------------------------------------------
Total                                5,030        444.6      5.1              .1
--------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN FAIR
 VALUE HEDGES                       83,957      1,128.2    638.8            50.0
--------------------------------------------------------------------------------------
  Funding
    Pay-fixed interest rate
      swaps                          6,850           --    148.5
    Interest rate caps
      purchased                      8,500         12.4       --
--------------------------------------------------------------------------------------
Total                               15,350         12.4    148.5             (.1)
--------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN CASH
FLOW HEDGES                         15,350         12.4    148.5             (.1)
--------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED FOR
INTEREST RATE RISK MANAGEMENT
AND DESIGNATED IN SFAS 133
RELATIONSHIPS                     $ 99,307     $1,140.6   $787.3          $ 49.9
--------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
                                                   December 31, 2002
                                   ----------------------------------------------------
                                                                        Net Ineffective
                                   Notional        Derivative             Hedge Gains
(In Millions)                       Amount      Asset        Liability     (Losses)(a)
---------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest
      rate swaps                        $60    $    1.4      $      --
    Receive-fixed interest rate
      swaptions sold                     55          --             .4
    Pay-fixed interest rate
      swaps                           3,539          --          285.1
    Callable pay-fixed
      interest rate swaps                44          --            5.6
    Extendable pay-fixed
      interest rate swaps                 1          --            --
    Pay-fixed interest rate
      swaptions sold                     55          --            4.7
    Interest rate caps sold             765          --            1.3
    Interest rate floors sold           260          --            8.3
    Interest rate futures
      purchased                       3,301          --             --
    Interest rate futures sold        4,094          --             --
--------------------------------------------------------------------------------------
Total                                12,174         1.4          305.4   $        10.5
--------------------------------------------------------------------------------------
  Mortgage loans held for sale
    Forward commitments to sell
      mortgage loans and
      mortgage backed securities     22,909          --          375.2
    Receive-fixed interest
      rate swaps                      2,490       218.3             --
    Receive fixed interest rate
      swaptions sold
    Pay-fixed interest rate
      swaptions purchased                --          --             --
    Pay-fixed interest rate
      swaptions sold                    500          --            7.0
    Interest rate caps
      purchased                       4,850        15.6             --
    Interest rate futures
      purchased
    Interest rate futures sold           75          --             --
    Treasury futures options
      sold
--------------------------------------------------------------------------------------
Total                                30,824       233.9          382.2            30.8
--------------------------------------------------------------------------------------
  Available for sale securities
    Pay-fixed interest rate
      swaps                             250          --            4.7             2.6
  Mortgage servicing assets
    Forward commitments to
      purchase mortgage loans
      and mortgage backed
      securities                      4,025        46.5             --
    Receive-fixed interest
      rate swaps                      2,920       376.1             --
    Receive-fixed interest rate
      swaptions purchased               670        34.1             --
    Receive-fixed interest rate
      swaptions sold                  2,008          --           56.1
    Pay-fixed interest rate
      swaptions purchased             3,370        55.7             --
    Pay-fixed interest rate
      swaptions sold                  3,908          --          184.3
    Principal-only swaps                726        46.7             .2
    Interest rate caps
      purchased                      24,340        61.6             --
    Interest rate floors
      purchased                          75          .4             --
    Interest rate futures
      purchased                       1,308          --             --
--------------------------------------------------------------------------------------
Total                                43,350       621.1          240.6           300.6
--------------------------------------------------------------------------------------
  Funding
    Receive-fixed interest
      rate swaps                      4,395       453.8             --
    Callable receive-fixed
      interest rate swaps               545        22.9             --
--------------------------------------------------------------------------------------
Total                                 4,940       476.7             --             1.4
--------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN FAIR
 VALUE HEDGES                        91,538     1,333.1          932.9           345.9
--------------------------------------------------------------------------------------
  Funding
    Pay-fixed interest rate
      swaps                           7,150          --          181.2
    Interest rate caps
      purchased                       8,500        14.9             --
--------------------------------------------------------------------------------------
Total                                15,650        14.9          181.2             (.1)
--------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN CASH
  FLOW HEDGES                        15,650        14.9          181.2             (.1)
--------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED FOR
  INTEREST RATE RISK MANAGEMENT
  AND DESIGNATED IN SFAS 133
  RELATIONSHIPS                    $107,188    $1,348.0      $ 1,114.1        $  345.8
======================================================================================

(a) Represents net ineffective hedge gain (loss) on hedging strategy for the three and twelve-month periods ended March 31, 2003 and December 31, 2002, respectively

---------------------------------------------------------------------------------------------------------
                                                                      March 31, 2002
                                             ------------------------------------------------------------
                                                                   Derivative
                                                             -----------------------           Net
                                                                                           Ineffective
                                             Notional                                      Hedge Gains
(In Millions)                                 Amount          Asset        Liability       (Losses)(a)
---------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps          $    60       $    --         $    .5
    Receive-fixed interest rate
      swaptions sold                                55            --             1.7
    Pay-fixed interest rate swaps                3,506           7.0           104.0
    Callable pay-fixed interest rate
      swaps                                         50            --             3.1
    Pay-fixed interest rate swaptions
      sold                                         155            --             3.6
    Interest rate caps purchased                     3            --              .1
    Interest rate caps sold                        790            --             7.5
    Interest rate floors sold                       60            --             2.4
    Interest rate futures purchased              3,899            --              --
    Interest rate futures sold                   4,349            --              --
---------------------------------------------------------------------------------------------------------
Total                                           12,927           7.0           122.9          $   3.7
---------------------------------------------------------------------------------------------------------
  Mortgage loans held for sale
    Forward commitments to sell
      mortgage loans and
      mortgage backed securities                12,403          97.8              --
    Receive-fixed interest rate swaps            2,260            --            48.1
    Pay-fixed interest rate swaptions
      purchased                                     --            --              --
    Pay-fixed interest rate swaptions
      sold                                         250            --              .9
    Interest rate caps purchased                 3,500          57.6              --
---------------------------------------------------------------------------------------------------------
Total                                           18,413         155.4            49.0             (5.4)
---------------------------------------------------------------------------------------------------------
  Available for sale securities
    Pay-fixed interest rate swaps                  500            --             5.3               .4
  Mortgage servicing assets
    Forward commitments to purchase
      mortgage loans and
      mortage backed securities                  3,180           3.2             2.9
    Receive-fixed interest rate swaps            3,278          67.7            18.2
    Pay-fixed interest rate swaps                1,000           6.4              --
    Principal-only swaps                           540           3.8            19.5
    Interest rate caps purchased                13,390          84.7              --
    Interest rate floors purchased                 125            .1              --
    Interest rate futures purchased                350            --              --
    Treasury futures options purchased             350            .9              --
    Forward volatility agreements                  500            .5              --
---------------------------------------------------------------------------------------------------------
Total                                           22,713         167.3            40.6             25.3
---------------------------------------------------------------------------------------------------------
  Funding
    Receive-fixed interest rate swaps            3,445          58.5            26.2
    Callable receive-fixed interest
      rate swaps                                   860          10.0             7.0
---------------------------------------------------------------------------------------------------------
Total                                            4,305          68.5            33.2               .1
---------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN FAIR VALUE
  HEDGES                                        58,858         398.2           251.0             24.1
---------------------------------------------------------------------------------------------------------
  Funding
    Pay-fixed interest rate swaps                8,400          31.0            44.1
    Interest rate caps purchased                 5,000           3.7              .9
---------------------------------------------------------------------------------------------------------
Total                                           13,400          34.7            45.0              (.2)
---------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN CASH FLOW
  HEDGES                                        13,400          34.7            45.0              (.2)
---------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED FOR INTEREST
  RATE RISK MANAGEMENT AND DESIG-
  NATED IN SFAS 133 RELATIONSHIPS              $72,258      $  432.9    $      296.0          $  23.9
=========================================================================================================

(a) Represents net ineffective hedge gain (loss) on hedging strategy for three month period ended March 31, 2002

22. LINE OF BUSINESS RESULTS

National City operates five major lines of business: Consumer and Small Business Financial Services, Wholesale Banking, National Consumer Finance, Asset Management, and National Processing.

Consumer and Small Business Financial Services (CSBFS) provides banking services to consumers and small businesses within National City's six-state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, the business line's activities also include small business services, dealer finance, education finance, retail brokerage, and lending-related insurance services. Consumer lending products offered through CSBFS include home equity, automobile, marine, and recreational vehicle installment loans, government or privately guaranteed student loans, and credit cards and other unsecured personal and business lines of credit. Major revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. CSBFS's expenses are mainly personnel and branch network support costs.

Wholesale Banking provides credit-related and treasury management products, as well as capital markets and international services, to large- and medium-sized corporations. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, structured finance, syndicated lending, equity and mezzanine capital, treasury management services, and international payment and clearing services. The majority of revenue is driven by loans to middle-market companies with annual revenue in the $5 million to $500 million range across a diverse group of industries, generally within National City's six-state footprint.

National Consumer Finance (NCF) originates conforming and nonconforming residential mortgage and home equity loans within National City's six-state footprint and nationally through retail branch offices, correspondent relationships, and a network of brokers, real estate agents, and builders. NCF's activities also include selling and servicing mortgage loans for third-party investors. Conforming mortgage loans, which generally represent loans collateralized by one-to-four-family residential real estate, having loan-to-value collateral ratios of 80% or less, and made to borrowers in good credit standing, are originated through National City Mortgage Co. ( NCMC), a business unit within NCF, and are generally or typically sold to primary market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first quarter of 2003 and 2002, approximately 56% of NCMC mortgage loans were originated through wholesale and correspondent channels, while 44% were originated through retail mortgage branches operated by NCMC nationally, or through CSBFS bank branches within National City's six-state footprint. First Franklin Financial Corporation, a business unit within NCF, originates nonconforming mortgage loans, which do not meet the above conforming definition due to credit characteristics, the underlying documentation, the loan-to-value ratio, or other factors. First Franklin originates loans primarily through brokers, which are either sold servicing-released to third parties or are retained in portfolio. NCF's National Home Equity business unit originates prime-quality home equity loans outside National City's six-state footprint. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination, sale, and servicing of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.

The Asset Management business includes both institutional asset and personal wealth management. The institutional asset management business provides investment management, custody, retirement planning services, bond administration and other corporate trust services to institutional clients. The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City's six-state footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by three business units -- Private Client Group, NatCity Investments, Inc., and Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, estate and tax planning, as well as trust management and administration for affluent individuals and families. Sterling offers financial management services and alternative investments for high net worth clients.

National Processing consists of National Processing, Inc., National City's 85%-owned payment processing subsidiary. National Processing authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit transactions and also provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and health care industries. National Processing is the second largest acquirer of credit card transactions in the United States.

The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed as part of investment funding activities. Asset securitizations are also considered funding activities and the effects of such securitizations are included within the parent and other category. The assets sold through securitization continue to be reflected as owned by the business unit that manages those assets. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Parent and other is primarily comprised of the results of investment funding activities, including asset securitization activities, intersegment revenue and expense eliminations, and unallocated corporate income and expense. The intersegment revenue and expense amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been restated as necessary to conform with the current period's presentation.

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business is included in the table below.

------------------------------------------------------------------------------------------------------------------------------------
                                     CONSUMER AND
                                     SMALL BUSINESS                NATIONAL
                                       FINANCIAL     WHOLESALE     CONSUMER        ASSET       NATIONAL    PARENT AND   CONSOLIDATED
(In Thousands)                          SERVICES      BANKING       FINANCE     MANAGEMENT    PROCESSING      OTHER         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 2003

Net interest income (expense)(a)       $  484,329    $  253,006    $  457,271    $   25,125   $      683   $ (119,686)    $1,100,728
Provision (benefit) for loan losses        70,465       115,716        30,486         1,584           --      (18,018)       200,233
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense) after
  provision                               413,864       137,290       426,785        23,541          683     (101,668)       900,495
Noninterest income                        166,639        85,762       400,432        82,782      106,123       24,723        866,461
Noninterest expense                       353,723       135,730       245,432        76,438       92,564      104,979      1,008,866
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                226,780        87,322       581,785        29,885       14,242     (181,924)       758,090
Income tax expense (benefit)(a)            85,723        32,440       220,775        11,297        5,695      (94,388)       261,542
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $  141,057    $   54,882    $  361,010    $   18,588   $    8,547   $  (87,536)    $  496,548
====================================================================================================================================
Intersegment revenue (expense)         $     (965)   $    6,335    $    1,616    $    2,015   $    1,411   $  (10,412)    $       --
Average assets (in millions)               25,819        31,185        45,317         2,916          533       10,663        116,433
====================================================================================================================================

Quarter ended March 31, 2002
Net interest income (expense)(a)       $  489,147    $  246,527    $  277,486    $   25,063   $    1,190   $  (34,063)    $1,005,350
Provision (benefit) for loan losses        79,375        94,004        22,822         1,509           --       (9,070)       188,640
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense) after
  provision                               409,772       152,523       254,664        23,554        1,190      (24,993)       816,710
Noninterest income                        144,515        71,665       202,390        93,990      109,778      122,055        744,393
Noninterest expense                       331,753       124,516       206,677        75,126       91,504       45,313        874,889
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                       222,534        99,672       250,377        42,418       19,464       51,749        686,214
Income tax expense (a)                     84,118        37,706        93,773        16,034        7,416        1,036        240,083
------------------------------------------------------------------------------------------------------------------------------------
Net income                             $  138,416    $   61,966    $  156,604    $   26,384   $   12,048   $   50,713     $  446,131
====================================================================================================================================
Intersegment revenue (expense)         $     (456)   $    3,107    $      957    $    3,300   $    2,001   $   (8,909)    $       --
Average assets (in millions)               24,796        31,410        31,684         3,013          442       10,763        102,108
====================================================================================================================================

(a)      Includes tax-equivalent adjustment for tax-exempt interest income

23. FINANCIAL HOLDING COMPANY

Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

BALANCE SHEETS

---------------------------------------------------------------------------------------------------
                                                            MARCH 31      December 31     March 31
(In Thousands)                                                2003           2002          2002
---------------------------------------------------------------------------------------------------
ASSETS
 Cash and demand balances due from banks                 $     1,500    $     1,498    $     1,500
 Loans to and receivables from subsidiaries                   87,219        699,323        619,686
 Securities                                                  428,045        227,223        368,077
 Other investments                                           147,040        556,123        470,426
 Investments in:
   Subsidiary banks                                        9,877,907      9,390,979      8,841,063
   Nonbank subsidiaries                                      554,173        545,499        447,929
 Goodwill, net of accumulated amortization                    58,566         58,566         58,566
 Derivative assets                                           143,819        154,905         12,900
 Other assets                                                637,659        644,245        583,692
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $11,935,928    $12,278,361    $11,403,839
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Long-term debt                                          $ 2,289,585    $ 2,005,076    $ 1,959,807
 Borrowed funds from subsidiaries                            403,568      1,205,568      1,037,568
 Derivative liabilities                                       13,586          7,184          6,887
 Accrued expenses and other liabilities                      642,026        752,521        727,366
--------------------------------------------------------------------------------------------------
   Total liabilities                                       3,348,765      3,970,349      3,731,628
 Stockholders' equity                                      8,587,163      8,308,012      7,672,211
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $11,935,928    $12,278,361    $11,403,839
==================================================================================================

The holding company guarantees commercial paper issued by its subsidiary National City Credit Corporation and capital securities issued by two subsidiary trusts. As of March 31, 2003, outstanding commercial paper borrowings totaled $871 million and outstanding capital securities totaled $180 million -- refer to Notes 12 and 14. The holding company also guarantees National City Bank of Kentucky's financial obligations under this subsidiary bank's membership with VISA(R) up to $600 million and Mastercard(R) up to $400 million. Refer to Note 19 for further discussion of contingent liabilities and guarantees related to the Corporation's merchant card processing business.

STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------
                                                                        Three Months Ended March 31
(In Thousands)                                                              2003             2002
---------------------------------------------------------------------------------------------------
INCOME
 Dividends from:
   Subsidiary banks                                                       $      --       $      --
   Nonbank subsidiaries                                                          --              --
 Interest on loans to subsidiaries                                              291           3,005
 Interest and dividends on securities                                         2,118           4,121
 Securities gains, net                                                           --          48,427
 Other income                                                                   393           3,724
---------------------------------------------------------------------------------------------------
TOTAL INCOME                                                                  2,802          59,277
===================================================================================================
EXPENSE
 Interest on debt and other borrowings                                       24,781          31,572
 Other expense                                                                1,096          16,486
---------------------------------------------------------------------------------------------------
TOTAL EXPENSE                                                                25,877          48,058
===================================================================================================
Income (loss) before tax (benefit) expense and equity in
  undistributed net income of subsidiaries                                  (23,075)         11,219
Income tax (benefit) expense                                                (19,408)          3,392
---------------------------------------------------------------------------------------------------
Income (loss) before equity in undistributed net income of
  subsidiaries                                                               (3,667)          7,827
Equity in undistributed net income of subsidiaries                          500,215         438,304
---------------------------------------------------------------------------------------------------
NET INCOME                                                                $ 496,548       $ 446,131
===================================================================================================

----------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                                                 Three Months Ended March 31
(In Thousands)                                                             2003              2002
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                              $ 496,548         $ 446,131
 Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed net income of subsidiaries                     (500,215)         (438,304)
   Depreciation and amortization of properties and equipment                   222               568
   Decrease in receivables from subsidiaries                                14,770             9,340
   Securities gains, net                                                        --           (48,427)
   Other gains, net                                                            (15)             (776)
   Amortization of premiums and discounts on securities and debt              (497)             (205)
   Decrease in accrued expenses and other liabilities                     (108,460)          (61,505)
   Other, net                                                               (3,168)           (7,738)
----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (100,815)         (100,916)
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Purchases of securities                                                  (242,695)          (20,569)
 Proceeds from sales and maturities of securities                           35,000           189,990
 Net change in other investments                                           409,083          (175,195)
 Principal collected on loans to subsidiaries                              647,334            97,500
 Loans to subsidiaries                                                     (50,000)          (27,822)
 Investments in subsidiaries                                                  (507)          (30,000)
 Net decrease in properties and equipment                                   10,840                --
----------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                  809,055            33,904
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net (decrease) increase in borrowed funds                                (802,000)          220,000
 Issuance of debt                                                          300,000                --
 Dividends paid                                                           (186,574)         (179,233)
 Issuances of common stock                                                  17,965            26,248
 Repurchases of common stock                                               (37,629)               --
----------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                       (708,238)           67,015
----------------------------------------------------------------------------------------------------
Increase in cash and demand balances due from banks                              2                 3
Cash and demand balances due from banks, January 1                           1,498             1,497
----------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, MARCH 31                        $   1,500         $  1,500
====================================================================================================
SUPPLEMENTAL INFORMATION
 Interest paid                                                           $  24,740         $  29,330
====================================================================================================

Retained earnings of the holding company included $6.1 billion, $6.1 billion, and $6.0 billion of equity in undistributed net income of subsidiaries at March 31, 2003, December 31, 2002, and March 31, 2002, respectively.

FINANCIAL REVIEW

The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three months ended March 31, 2003 and serves to update the 2002 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 41 of this Form 10-Q.

This document, including information incorporated by reference into this document, contains or may contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Corporation, which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the ability to effectively carry out business plans, changes in regulatory or legislative requirements, changes in competitive conditions, continuing consolidation in the financial services industry, and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

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

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Credit Risk Management section of this financial review.

Retained interests, including mortgage and other servicing assets, are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of retained interests is considered a critical accounting estimate. Notes 1, 5, and 11 to the consolidated financial statements include further discussion on the accounting for these assets as well as provide sensitivity analyses showing how the value of these assets is estimated to change in response to adverse changes in the key assumptions used to determine their value.

The valuation of derivative instruments is considered critical because the majority of the derivative instruments held by the Corporation are valued using discounted cash flow modeling techniques, which require the use of estimates regarding the amount and timing of future cash flows. Derivative instruments are carried at fair value on the consolidated balance sheet with changes in value recorded in the income statement. Notes 1 and 21 to the consolidated financial statements provide further discussion on the accounting for and the Corporation's use of derivative instruments.

Lease financing arrangements include a residual value component, which represents the estimated value of the leased asset upon the expiration of the lease. The Corporation leases various types of equipment under commercial lease financing arrangements and also has a portfolio of automobile lease financings, although this portfolio has been declining since the decision was made in December 2000 to cease originating automobile leases. The valuation of residual assets is considered critical due to the sensitivity in forecasting the impact of product and technology changes, consumer behavior, competitor initiatives, shifts in supply and demand, and economic conditions, among other factors, on the fair value of residual assets. Notes 1 and 7 to the consolidated financial statements provide further discussion of the Corporation's lease financing arrangements.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Corporation during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Corporation's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

EARNINGS SUMMARY

National City reported net income of $497 million, or $.81 per diluted share for the first quarter of 2003, up from first quarter 2002 net income of $446 million, or $.73 per diluted share. Returns on average common equity and average assets for the first quarter of 2003 were 23.4% and 1.73%, respectively, compared to returns of 24.0% and 1.77%, respectively, for the same period in 2002.

Record levels of mortgage banking activity resulting from the historically low interest rate environment, partially offset by higher credit costs, drove net interest income and fee income and led to strong financial results in the first quarter of 2003.

FINANCIAL CONDITION

This section should also be reviewed in connection with the average balance sheets presented on pages 58-59 of this financial review.

AVERAGE EARNING ASSETS: A summary of average earning assets follows:

---------------------------------------------------------------------------------
                                                   Three Months Ended
---------------------------------------------------------------------------------
                                       MARCH 31        December 31       March 31
(In Millions)                            2003             2002             2002
---------------------------------------------------------------------------------
Portfolio loans                        $ 73,183        $    71,291       $67,929
Loans held for sale or
  securitization                         22,524             19,676        15,015
Securities (at amortized cost)            8,295              9,484         8,834
Other                                       783                864           800
---------------------------------------------------------------------------------
TOTAL EARNING ASSETS                   $104,785        $   101,315       $92,578
=================================================================================

Average earning assets increased to $104.8 billion during the first quarter of 2003, up from $101.3 billion and $92.6 billion for the fourth and first quarters of 2002, respectively. The increase in average earnings assets was principally due to the continued strength in residential real estate and home equity loan originations, which have benefited from the low interest rate environment.

Portfolio loan growth during the first quarter of 2003 increased 3% and 8% when compared to the fourth and first quarters of 2002, respectively. The increase in portfolio loans was driven by the retention of residential real estate loan production from the National City Mortgage Co. (NCMC) and First Franklin Corporation subsidiaries, and from home equity loan production generated from the Corporation's National Home Equity division. First Franklin mortgage loan originations remained strong during the first quarter of 2003 and totaled $3.5 billion, down slightly from the $3.6 billion originated during the 2002 fourth quarter, and up from the $2.0 billion originated in the 2002 first quarter. A portion of First Franklin's mortgage loan production is retained in portfolio with the remainder sold to third parties. During the first quarter of 2003, $1.8 billion of First Franklin's production was retained for the residential real estate portfolio, compared to $1.6 billion and $1.4 billion for the fourth and first quarters of 2002, respectively. The First Franklin residential real estate portfolio grew to $10.4 billion at March 31, 2003, compared to $9.4 billion and $6.8 billion at December 31, 2002 and March 31, 2002, respectively. Additionally, the residential real estate portfolio increased as the result of retaining certain adjustable-rate mortgage loans in portfolio. These loans were originated by NCMC and the total amount of mortgage loans retained in portfolio during the first quarter of 2003 was $672 million. The residential real estate portfolio was also affected by the December 31, 2002 reclassification of $3.2 billion of installment loans secured by home equity from the other consumer portfolio. This loan reclassification was made to make the balance sheet presentation of loans secured by real estate more consistent with bank regulatory definitions. Home equity loan production remained strong and continued to benefit from the low interest rate environment and management's focus on the national home equity market.

Average commercial loans declined on a linked-quarter and year-over-year basis, offsetting the portfolio growth from the mortgage and home equity lending activities. Commercial loan demand continued to be reflective of the weak economic environment. The linked-quarter and year-over-year increase in average commercial real estate, and to some extent the decrease in average commercial loans, is the result of a 2002 fourth quarter $1.1 billion reclassification of loans from the commercial loan portfolio. This loan reclassification was made to make the presentation of loans secured by commercial real estate more consistent with bank regulatory guidelines. The following table summarizes the period-end commercial and commercial real estate portfolios by major industry and exposure to individual borrowers as of March 31, 2003.

---------------------------------------------------------------------------------------------------------------
                                                                                     Average       Largest Loan
                                                 Outstanding          % to         Loan Balance    to a Single
(Dollars in Millions)                              Balance            Total         Per Obligor      Obligor
---------------------------------------------------------------------------------------------------------------
Real estate                                        $10,236             29%            $ .8           $  57
Consumer cyclical                                    5,084             15               .8             118
Consumer noncyclical                                 3,870             11               .4              48
Industrial                                           3,697             11               .9              96
Basic materials                                      2,976              9              1.4              43
Financial                                            2,434              7              1.7              73
Services                                             2,098              6               .6             750(a)
Energy and utilities                                   742              2              1.2              51
Technology                                             407              1              3.1              22
Miscellaneous                                        1,492              4               .2              18
---------------------------------------------------------------------------------------------------------------
                                                    33,036             95
Commercial leasing -- all industries                 1,601              5
---------------------------------------------------------------------------------------------------------------
TOTAL                                              $34,637            100%
===============================================================================================================

(a) This loan is secured by government-insured student loans.

The average balance of loans held for sale grew 14% and 50% during the first quarter of 2003 when compared to the fourth and first quarters of 2002, respectively. The increase in loans held for sale was due to strong mortgage loan origination volumes at NCMC and First Franklin as a result of the historically low interest rate environment. Refer to the Noninterest Income section of this financial review for further discussion on NCMC and First Franklin mortgage loan originations. The higher level of loans held for sale served as the primary driver of the increase in net interest income and, as a result of a steeper yield curve, also had a positive impact on the net interest margin.

Average securities balances in the first quarter of 2003 decreased compared to the fourth and first quarters of 2002 and were primarily a result of principal paydowns, particularly in the mortgage-backed security portfolio.

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING: A summary of average interest bearing liabilities and funding follows:

-------------------------------------------------------------------------------------------------
                                                                  Three Months Ended
-------------------------------------------------------------------------------------------------
                                                    MARCH 31         December 31         March 31
(In Millions)                                         2003              2002               2002
-------------------------------------------------------------------------------------------------
Noninterest bearing deposits                        $  15,689         $  15,710          $ 12,366
Interest bearing core deposits                         40,398            39,684            37,124
-------------------------------------------------------------------------------------------------
Total core deposits                                    56,087            55,394            49,490
Purchased deposits                                      9,972            10,679            11,321
Short-term borrowings                                  14,942            13,812            12,882
Long-term debt and capital securities                  22,826            21,175            18,615
-------------------------------------------------------------------------------------------------
Total purchased funding                                47,740            45,666            42,818
Stockholders' equity                                    8,600             8,386             7,529
-------------------------------------------------------------------------------------------------
TOTAL FUNDING                                       $ 112,427         $ 109,446          $ 99,837
=================================================================================================
TOTAL INTEREST BEARING LIABILITIES                  $  88,138         $  85,350          $ 79,942
=================================================================================================

The percentage of each funding source to total funding follows:

----------------------------------------------------------------------------------------------
                                                              Three Months Ended
----------------------------------------------------------------------------------------------
                                                   MARCH 31         December 31       March 31
                                                    2003               2002             2002
----------------------------------------------------------------------------------------------
Noninterest bearing deposits                         14.0%             14.3%            12.4%
Interest bearing core deposits                       35.9              36.3             37.2
----------------------------------------------------------------------------------------------
Total core deposits                                  49.9              50.6             49.6
Purchased deposits                                    8.9               9.8             11.3
Short-term borrowings                                13.3              12.6             12.9
Long-term debt and capital securities                20.3              19.3             18.7
----------------------------------------------------------------------------------------------
Total purchased funding                              42.5              41.7             42.9
Stockholders' equity                                  7.6               7.7              7.5
----------------------------------------------------------------------------------------------
TOTAL                                               100.0%            100.0%           100.0%
==============================================================================================

Average interest bearing liabilities totaled $88.1 billion for the first quarter of 2003, up from $85.4 billion and $79.9 billion for the fourth and first quarters of 2002, respectively. Average noninterest bearing deposits, which include mortgage banking escrow deposit balances, remained unchanged at $15.7 billion during the 2003 first quarter when compared to the 2002 fourth quarter, but increased when compared to the 2002 first quarter average balance of $12.4 billion. In general, average funding balances increased during the first quarter of 2003 and over the past year to support the growth in portfolio loans and loans held for sale. The Corporation considers noninterest bearing deposits, NOW and money market accounts, savings accounts, and consumer time deposits to be core deposits. Purchased deposits consist primarily of brokered certificates of deposit, certificates of deposit of $100,000 or more, and foreign deposits. Core deposits continued to grow during the first quarter of 2003, continuing a trend that began in late 2000, reflecting new account acquisition and retention, expanded product offerings, and improved customer service. Core deposit growth also was driven by a higher level of mortgage banking escrow balances associated with an increase in refinancing activity and, to a lesser extent, a general shift in customer preference away from the equity markets and into insured bank deposits. Long-term debt continued to increase in the first quarter of 2003 principally through the issuance of senior bank notes by the bank subsidiaries and the March 2003 issuance of $300 million of senior notes by the holding company. Refer to Note 13 of the consolidated financial statements for discussion on the Corporation's long-term debt.

CAPITAL: The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. For further detail on capital and capital ratios, see Notes 15 and 16 to the consolidated financial statements.

Total stockholders' equity was $8.6 billion at March 31, 2003, up from $8.3 billion and $7.7 billion at December 31, 2002 and March 31, 2002, respectively. Equity as a percentage of assets was 7.31% at March 31, 2003, compared to 7.03% at December 31, 2002 and 7.67% a year ago. Book value per common share rose to $14.05 at March 31, 2003, up from $13.59 and $12.61 at December 31, 2002 and
March 31, 2002, respectively.

As of March 31, 2003, the Corporation has two share repurchase authorizations outstanding. In February 2003, the Board of Directors authorized a new share repurchase program for the repurchase of up to 25 million shares of National City common stock, subject to an aggregate purchase limit of $800 million. The Board of Directors approved the other share repurchase authorization in October 1999 for the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. Shares repurchased under both authorizations will be held for reissue in connection with stock compensation plans and for general corporate purposes. During the first quarter of 2003 and the fourth quarter of 2002, the Corporation repurchased 1.4 million shares and 1.3 million shares, respectively. There were no share repurchases during the first quarter of 2002. As of March 31, 2003,
37.9 million shares remain authorized for repurchase under both authorizations. Subject to ongoing capital, investment, and acquisition considerations, management intends to continue share repurchases in 2003 on an opportunistic basis.

National City declared and paid dividends per common share of $.305 during the first quarter of 2003, up one cent from the quarterly dividend per share declared and paid in the 2002 first quarter of $.295. The dividend payout is continually reviewed by management and the Board of Directors. The dividend payout ratio, representing dividends per share divided by earnings per share, was 37.7% and 40.4% for the first quarters of 2003 and 2002, respectively. It is management's intention to migrate to a lower payout ratio over time.

At March 31, 2003, the Corporation's market capitalization was $17.0 billion. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC." Stock price information for National City's common stock is presented in the following table.

--------------------------------------------------------------------------------------
                       2003                                 2002
                     -------       ---------------------------------------------------
                      FIRST          Fourth         Third         Second        First
NYSE: NCC            QUARTER         Quarter       Quarter        Quarter      Quarter
----------------------------       ---------------------------------------------------
High                 $29.45          $29.82         $33.49        $33.75       $31.16
Low                   26.53           24.60          25.58         29.60        26.31
Close                 27.85           27.32          28.53         33.25        30.76
======================================================================================

RESULTS OF OPERATIONS

NET INTEREST INCOME

The primary source of the Corporation's revenue is net interest income. Net interest income is discussed and presented in this financial review on a tax-equivalent basis as the interest on certain loans and securities held by the Corporation is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $7 million, $7 million, and $8 million for the first quarter of 2003, the fourth quarter of 2002, and the first quarter of 2002, respectively.

Tax-equivalent net interest income for the first quarter of 2003 was $1.1 billion, compared to $1.1 billion last quarter, and $1.0 billion in the first quarter in 2002. The net interest margin decreased to 4.21% in the first quarter of 2003, down from net interest margins of 4.26% and 4.36% for the fourth and first quarters of 2002, respectively.

The growth in net interest income during the first quarter of 2003, as compared to the first quarter of 2002, was the result of earning asset growth, driven mostly by strong mortgage loan originations, a more favorable earning asset mix, a higher level of core deposits, and lower funding costs. The lower margin was due to reduced asset yields and narrower spreads on deposits, reflecting the ongoing effect of lower market interest rates.

NONINTEREST INCOME

Details of noninterest income follow:

---------------------------------------------------------------------------------------------
                                                               Three Months Ended
---------------------------------------------------------------------------------------------
                                                   MARCH 31       December 31        March 31
(In Millions)                                        2003            2002              2002
---------------------------------------------------------------------------------------------
Mortgage banking revenue                             $394            $206              $195
Deposit service charges                               135             137               119
Payment processing revenue                            105             116               109
Trust and investment management fees                   69              70                78
Card-related fees                                      41              46                32
Brokerage revenue                                      24              26                27
Other service fees                                     28              25                22
Other                                                  70              65               109
---------------------------------------------------------------------------------------------
TOTAL FEES AND OTHER INCOME                           866             691               691
Securities gains (losses), net                         --             (17)               54
---------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                             $866            $674              $745
=============================================================================================

Fees and other income for the first quarter of 2003 were $866 million, up from $691 million recorded in both the fourth and first quarters of 2002. In general, the increase in fees and other income was driven mainly by the continued growth in mortgage banking revenue, and to a lesser extent, increases in deposit service charges and other banking service fees, offset partially by declines in processing revenue and asset management fees. A discussion of significant changes in fees and other income follows.

Details of mortgage banking revenue follow:

------------------------------------------------------------------------------------------------
                                                                  Three Months Ended
------------------------------------------------------------------------------------------------
                                                      MARCH 31       December 31        March 31
(In Millions)                                           2003            2002              2002
------------------------------------------------------------------------------------------------
Servicing revenue:
 Net servicing fees                                   $   120          $   89             $ 88
 Amortization of mortgage servicing assets               (148)           (138)             (69)
 Mortgage servicing asset impairment
    recovery                                               87              10               13
 Mortgage servicing asset ineffective
  hedge and other derivative gains, net                    76              58               24
------------------------------------------------------------------------------------------------
 Net servicing revenue                                    135              19               56
National City Mortgage Co. (NCMC)
 origination and sales revenue                            190             118              125
------------------------------------------------------------------------------------------------
Total NCMC mortgage banking revenue                       325             137              181
First Franklin origination and sales revenue               69              69               14
------------------------------------------------------------------------------------------------
TOTAL MORTGAGE BANKING REVENUE                        $   394          $  206             $195
================================================================================================

Information on residential mortgage loan origination and sales follows:

-------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended
-------------------------------------------------------------------------------------------------------
                                                            MARCH 31      December 31          March 31
(In Millions)                                                 2003             2002              2002
-------------------------------------------------------------------------------------------------------
Originations
  NCMC                                                      $ 24,300       $ 29,330            $ 14,389
  First Franklin                                               1,732          1,963                 626
-------------------------------------------------------------------------------------------------------
TOTAL RESIDENTIAL MORTGAGE LOANS
 ORIGINATED FOR SALE                                        $ 26,032       $ 31,293            $ 15,015
=======================================================================================================
Sales
  NCMC                                                      $ 25,611       $ 20,253            $ 16,989
  First Franklin                                               1,851          1,810                 635
-------------------------------------------------------------------------------------------------------
TOTAL RESIDENTIAL MORTGAGE LOAN SALES                       $ 27,462       $ 22,063            $ 17,624
=======================================================================================================

The continued growth in mortgage banking revenue during the first quarter of 2003 reflected a strong mortgage origination market driven by the historically low interest rate environment and the results of successful hedging strategies to protect the value of mortgage servicing assets. Mortgage loans originated for sale to third parties by NCMC were $24.3 billion during the first quarter of 2003, down from $29.3 billion originated during the fourth quarter of 2002, and up from $14.4 billion originated during the 2002 first quarter. Mortgage loans originated for sale by First Franklin were $1.7 billion during the 2003 first quarter, compared to $2.0 billion originated for the 2002 fourth quarter and up from $626 million originated in the year-ago quarter. Virtually all NCMC's mortgage loan production is sold into the secondary market. Approximately one-half of the First Franklin loan production is also sold to third parties, with the remainder held in portfolio. Sales of NCMC mortgage loans totaled $25.6 billion during the first quarter of 2003, up from $20.3 billion and $17.0 billion sold in the 2002 fourth and first quarters, respectively. Sales of First Franklin mortgage loans were $1.9 billion during the first quarter of 2003, virtually unchanged from $1.8 billion sold during the fourth quarter of 2002 and up from $635 million sold during the first quarter of 2002.

The Corporation typically retains the right to service the mortgage loans sold by NCMC and recognizes a mortgage servicing asset upon sale of the loans. Notes 1 and 11 of the consolidated financial statements provide further discussion on the accounting for mortgage servicing assets. As a result of the continued high volume of mortgage loan origination and sale activity, the unpaid principal balance of loans serviced for third parties grew to $112.4 billion at March 31, 2003, up from $101.9 billion at December 31, 2002, and $85.2 billion at March 31, 2002. Net servicing fees increased as the result of growth in loans serviced for third parties and, in the first quarter of 2003, an adjustment of approximately $30 million to accrue servicing fees earned but not collected. Despite growth in the portfolio of loans serviced for third parties, the carrying value of mortgage servicing assets declined at March 31, 2003 to $813 million, when compared to the carrying value at March 31, 2002 of $1.4 billion. Conversely, on a linked-quarter basis, the carrying value of mortgage servicing assets increased from $615 million at December 31, 2002. The year-over-year decrease in mortgage servicing assets reflected higher actual and expected loan prepayments due to a decline in market interest rates. During the first quarter of 2003, a recovery of temporary impairment on certain mortgage servicing assets was recognized, driven by lower actual and expected mortgage loan prepayment rates from what was anticipated at year-end. The value of mortgage servicing assets is sensitive to changes in interest rates. In a low rate environment, as was experienced during the first quarter of 2003 and in fiscal year 2002, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the estimated value of existing mortgage servicing assets. The Corporation manages the risk associated with declines in the estimated value of mortgage servicing assets by using derivative instruments. Consistent with the fourth and first quarters of 2002, mortgage banking revenue in the first quarter of 2003 benefited from successful hedging strategies designed to protect the value of mortgage servicing assets. Further detail on mortgage servicing assets, including a sensitivity analysis of the effect changes in assumptions have on the estimated value of servicing assets, is included in Note 11 to the consolidated financial statements.

Deposit service charges increased during the first quarter of 2003 when compared to the same 2002 period but decreased slightly on a linked-quarter basis. The year-over-year increase is a result of growth in core deposits, increased cash management account activity, a higher level of customer debit card usage, and fewer waived fees. During the first quarter and over the past two years, core deposit balances have increased as a result of new account acquisition, expanded product offerings, and improved customer service.

Payment processing revenue generated by National Processing, National City's 85%-owned subsidiary, declined during the first quarter of 2003 when compared to the fourth and first quarters of 2002. The linked-quarter decrease in payment processing revenue was mainly attributed to lower first quarter transaction volume following the fourth quarter holiday season characterized by comparably higher transaction volumes. The year-over-year decrease was mainly attributed to lower levels of consumer spending and a reduction in transactions processed for the airline and travel industries. In 2002, National Processing decided to discontinue serving the airline industry and will continue to process debit and credit card transactions for airline customers until its existing contractual obligations expire. The contracts have various expiration dates through 2005.

Trust and investment management fees declined during the first quarter of 2003 on a linked-quarter and year-over-year basis primarily as a result of the lower value of assets under administration upon which fees are calculated. At March 31, 2003, assets under administration totaled $103.3 billion, compared to $134.2 billion at December 31, 2002 and $148.6 billion at March 31, 2002. The linked-quarter and year-over-year reduction in assets under administration was the result of net cash outflows, and to a lesser extent, a decline in equity market values.

Card-related fees decreased on a linked-quarter basis mainly due to seasonal declines in credit card transaction volume. The year-over-year increase is mainly a result of certain excess cash flows, principally interchange fees, associated with securitized credit card balances which were recorded in interest income during the first quarter of 2002, versus card-related fees during the 2003 first quarter.

Brokerage revenue declined during the first quarter of 2003 when compared to the fourth and first quarters of 2002. The continued weak equity markets and economic environment reduced investment banking and retail brokerage equity trading activities and related revenue during the first quarter. Declines in revenue from these activities were partially offset by continued growth in revenue generated from the sale of fixed annuity products through the retail branch network.

The linked-quarter and year-over-year growth in other service fees resulted from increases in fees generated primarily from banking services, such as safe deposit box rentals and check cashing, and syndicated lending activities.

Other fee income increased slightly on a linked-quarter basis and decreased when compared to the same quarter a year ago. Items affecting comparability include principal investment gains of $6 million during the first quarter of 2003, compared to principal investment losses of $2 million during both the fourth and first quarters of 2002. Further detail on the Corporation's principal investments, including the accounting policy, can be found in Notes 1 and 9 to the consolidated financial statements. Additionally, the year-over-year decrease in other noninterest income was mainly attributed to securitization gains of $50 million during the first quarter of 2002. There were no securitization gains recorded in the first quarter of 2003. Refer to Note 5 for further discussion on securitization transactions.

Net securities gains for the first quarter of 2003 were $170 thousand, compared to a loss of $17 million during the fourth quarter of 2002 and a gain of $54 million in the first quarter of 2002. The majority of these gains (losses) were generated from the Corporation's internally managed portfolio of bank and thrift common stocks (bank stock fund). Bank stock fund losses were $16 million in the fourth quarter of 2002 and gains were $49 million in the first quarter of 2002. There were no bank stock fund gains (losses) in the first quarter of 2003. Net unrealized losses in the bank stock fund are included in other comprehensive income, net of tax, within stockholders' equity and were $11 million at March 31, 2003.

In the second quarter of 2003, VISA(R) and Mastercard(R) reached a tentative agreement to settle merchant litigation regarding debit card interchange reimbursement fees. Conditions of the settlement have yet to be finalized, however, management does not believe the impact of renegotiated debit card interchange rates will have a material impact on the Corporation's results of operations, financial position, or liquidity.

NONINTEREST EXPENSE

Details of noninterest expense follow:

-----------------------------------------------------------------------------------------------------
                                                                      Three Months Ended
-----------------------------------------------------------------------------------------------------
                                                           MARCH 31        December 31       March 31
(In Millions)                                                2003             2002             2002
-----------------------------------------------------------------------------------------------------
Salaries, benefits, and other personnel                    $   561           $   527           $444
Equipment                                                       65                65             62
Net occupancy                                                   58                59             55
Third-party services                                            65                70             54
Card processing                                                 52                54             54
Marketing and public relations                                  17                19             26
Postage and supplies                                            33                34             32
Goodwill and other intangible asset amortization                 5                 6              5
Telecommunications                                              21                22             21
Travel and entertainment                                        13                18             14
State and local taxes                                           16                15             17
Other real estate owned                                          3                 8              5
Other                                                          100               114             86
-----------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE                                  $ 1,009           $ 1,011           $875
=====================================================================================================

Noninterest expense was $1.0 billion in the first quarter of 2003, compared to $1.0 billion the fourth quarter of 2002 and $875 million for the 2002 first quarter. A discussion of significant changes in noninterest expense follows.

Details of salaries, benefits, and other personnel expense follow:

-----------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
-----------------------------------------------------------------------------------------------------
                                                           MARCH 31        December 31       March 31
(Dollars in Millions)                                        2003             2002            2002
-----------------------------------------------------------------------------------------------------
Salaries and incentive compensation                        $   403           $   435          $   370
Stock-based compensation                                         4                 4                2
Medical and other benefits                                      44                36               39
Contract labor                                                  20                26               16
Defined contribution plan - 401(k)                              23                15               20
Defined benefit pension plan                                    (4)              (12)             (15)
Severance and other                                             71                23               12
-----------------------------------------------------------------------------------------------------
TOTAL SALARIES, BENEFITS,
 AND OTHER PERSONNEL                                       $   561           $   527          $   444
=====================================================================================================
FULL-TIME-EQUIVALENT EMPLOYEES                              32,633            32,731           32,076
=====================================================================================================

During the first quarter of 2003, the Corporation recorded severance charges of $71 million in connection with cost-cutting initiatives designed to improve long-term profitability. Of this charge, $67 million, recorded as salaries, benefits, and personnel expense, was associated with a voluntary retirement program and position eliminations made across the Corporation's lines of business. The remaining $4 million charge was recorded to third-party services expense and related to placement services offered to employees whose positions were eliminated. Incentive compensation increased on a year-over-year basis due to higher mortgage loan originations at NCMC and First Franklin. Conversely, incentive compensation decreased during the first quarter of 2003, reflecting a 17% decline in mortgage loan originations from the fourth quarter. The employee benefit-related expenses rose on a linked-quarter and year-over-year basis as a result of increased contributions to participant 401(k) plans, higher medical benefit costs, and a decline in the value of pension plan assets, which drove the reduction in the defined pension benefit. As discussed in Note 1 to the consolidated financial statements, the Corporation began expensing stock options in accordance with SFAS 123 on January 1, 2003. The adoption had little impact to first quarter 2003 earnings, as the majority of new stock option grants generally occur during the third quarter of each fiscal year. Staffing levels on a full-time equivalent basis at March 31, 2003 remained virtually unchanged on a linked-quarter comparison but increased from March 31, 2002. The year-over-year increase was a result of staff additions to support the mortgage banking business, partly offset by personnel reductions elsewhere.

Third-party services expense increased during the first quarter of 2003 when compared to the same 2002 period primarily due to the position elimination placement service expense of $4 million discussed above, an increase in payment processing referral fees and, to a lesser extent, increases in professional service fees and activities outsourced related to higher mortgage banking volumes. The linked-quarter decrease in third-party services expense is mainly attributable to a reduction of professional service fees, offset by the position elimination placement service expense.

Marketing and public relations expense decreased during the first quarter of 2003 when compared to the fourth quarter of 2002 but increased when compared to the same 2002 period. The respective changes in marketing and public relations expense were mainly due to discretionary costs associated with the ongoing brand awareness campaign, which included targeted television and print advertising across National City's footprint.

Other real estate owned expense, which represents costs associated with obtaining, maintaining, and selling foreclosed properties or vacated bank premises, decreased on a linked-quarter and year-over-year basis primarily due to a reduction in property foreclosure and disposition expenses and a reduction in the write-downs associated with determining the estimated fair value of the properties or bank premises held for sale.

Other noninterest expense increased during the first quarter of 2003 when compared to the same 2002 period and decreased on a linked-quarter basis. Items affecting comparability between periods included a $13 million charge in the first quarter of 2003 associated with the revaluation of community and civic partnership investments, compared to similar charges of $36 million and $2 million recorded in the fourth and first quarters of 2002, respectively; commercial lease valuation charges of $17 million related to aircraft leases recorded in the 2003 first quarter; and automobile lease residual value charges of $25 million and $13 million recorded during the first quarters of 2003 and 2002, respectively. The Corporation ceased the origination of automobile leases in December 2000 and the automobile lease portfolio continues to run off over time.

The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 51.3% for the first quarter of 2003, down from 57.1% and 51.6% for the fourth and first quarters of 2002, respectively.

INCOME TAXES

The Corporation's effective tax rate for the first quarter of 2003 was 33.9%, compared to 34.2% for the first quarter of 2002.

LINE OF BUSINESS RESULTS

National City is functionally managed along five major business lines. A description of each business line, including its products, customers and markets served, and selected financial information for the first quarters of 2003 and 2002 is included in Note 22 to the consolidated financial statements. A discussion of line of business results for the first quarter of 2003 follows.

Net income (loss) by line of business follows:

--------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
--------------------------------------------------------------------------------------------------------
                                                             MARCH 31         December 31       March 31
(In Millions)                                                  2003              2002             2002
--------------------------------------------------------------------------------------------------------
Consumer and Small Business Financial Services                 $141              $161             $138
Wholesale Banking                                                55                45               62
National Consumer Finance                                       361               210              157
Asset Management                                                 19                20               26
National Processing                                               9                14               12
Parent and other                                                (88)              (69)              51
--------------------------------------------------------------------------------------------------------
CONSOLIDATED NET INCOME                                        $497              $381             $446
========================================================================================================

Results for Consumer and Small Business Financial Services improved in the first quarter of 2003 from the year-ago quarter due to an increase in noninterest income and a decline in the provision for loan losses. Noninterest income benefited from strong loan and deposit growth, which boosted service fees earned on credit card and home equity loans, deposit accounts, and debit and ATM transactions. Loan growth was driven by higher home equity loan production, fueled by the low interest rate environment, an increase in credit card loans associated with new product offerings, and growth in small business loans, partially offset by the continued run off of the automobile lease portfolio. Deposits grew over the prior year as a result of new product offerings, such as free checking accounts and a new money market management account, better sales efforts aided by enhanced incentive compensation programs, and ongoing emphasis on customer service and account retention. Over the past several years, the business line has improved customer service through investments in training and back-office technology. Partially offsetting the increase in noninterest income and decline in the loan loss provision was a decrease in net interest income and an increase in noninterest expense. Although net interest income has benefited over the past year from loan and deposit growth, the sustained low interest rate environment has reduced the net interest margin resulting in lower net interest income. Noninterest expense increased due to higher sales-driven personnel expenses and automobile lease residual value write-downs. Pretax automobile lease residual value write-downs totaled $25 million and $13 million for the three months ended March 31, 2003 and 2002, respectively. Compared to the fourth quarter of 2002, first quarter 2003 net income declined due primarily to the first quarter automobile lease residual value write-down. There were no similar charges in the fourth quarter.

First quarter 2003 net income for Wholesale Banking declined from the first quarter of 2002 due to increases in the loan loss provision and noninterest expense partially offset by increases in net interest income and noninterest income. Credit costs have risen over the past year due to a weaker economy, which has caused financial stress among corporate customers and resulted in increased levels of delinquencies and losses. Despite the overall rise in delinquent loans, there have been no particular industry or geographic concentration trends. The increase in noninterest expense resulted from a pretax charge of $17 million recorded in the first quarter of 2003 to write-down the values of certain commercial leased assets. Net interest income benefited from improved spreads offset partly by a decline in the loan portfolio due to soft commercial loan demand stemming from the weaker economy. Noninterest income increased due to increases in deposit service charges, letter of credit fees, and loan syndication fees. First quarter 2003 noninterest income also included gains on principal investments of $6 million, compared to losses of $2 million in the year-ago period. Wholesale Banking's results improved from the fourth quarter of 2002 due to a decline in the loan loss provision and an increase in noninterest income due to an increase in principal investment gains.

Net income for National Consumer Finance for the first quarter of 2003 rose significantly from the first quarter of last year as the business line continued to benefit from a low interest rate environment, which aided loan origination activity, coupled with a steep yield curve, which boosted the net interest margin on the mortgage warehouse and facilitated mortgage servicing hedging strategies. During the first quarter of 2003, servicing fee income also increased due to an adjustment of approximately $30 million to accrue servicing fees earned but not collected. Residential mortgage production and sales volume for the first quarter of 2003 increased 69% and 56%, respectively, over the year- ago quarter. Mortgage loans held for sale averaged approximately $22.5 billion in the 2003 first quarter, versus $13.9 billion in the first quarter of last year. Residential mortgage production included nonconforming loans generated by First Franklin. Over the past year, approximately $5.9 billion of First Franklin's loan production has been retained in portfolio. As of March 31, 2003, the portfolio of First Franklin loans totaled $10.4 billion, compared to $6.8 billion a year ago. Growth in this portfolio has also contributed to the increase in net interest income and the provision for loan losses. Strong growth in home equity loans generated by the National Home Equity group also contributed to the year-over-year growth in net income. Net income for the current quarter was also up significantly over the preceding quarter due primarily to higher mortgage loans held for sale and increases in both sales and servicing revenue.

Net income for Asset Management in the first quarter of 2003 declined from the fourth and first quarters of 2002 due principally to a decrease in noninterest income stemming from lower trust and investment management fee income. Trust and investment management fees were unfavorably affected by a lower level of assets under administration, resulting from equity market values and net cash outflows. Assets under administration were $103.3 billion at March 31, 2003, down from $134.2 billion at December 31, 2002 and $148.6 billion at March 31, 2002.

National Processing's results for the first quarter of 2003 reflected growth in transaction volume from existing customers and the addition of new regional merchants that was more than offset by price compression in the national merchant base, weak consumer spending, and a decline in transactions processed for the airline industry, resulting from the strategic decision in 2002 to discontinue serving this customer base as existing contractual obligations expire. The contracts have various expiration dates through 2005. The revenue generated from these contracts represented approximately 8% of National Processing's 2002 annual revenue.

The parent and other category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. A net loss was incurred in the first quarter of 2003 primarily due to the recognition of $71 million of severance and related charges in conjunction with cost-reduction initiatives and an increase in net interest expense. Net interest expense increased mainly as the result of maintaining an asset sensitive interest rate risk position in the current low interest rate environment, and from internal crediting rates on new deposits being higher than the immediately available investment opportunities for those funds. Also affecting the year-over-year comparison of results was a decline in fee income driven by bank stock fund gains of $48 million and asset securitization gains of $50 million recognized in the first quarter of 2002. There were no bank stock fund or asset securitization gains during the 2003 first quarter.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of March 31, 2003, the Corporation's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. The operating lease amounts represent obligations as of December 31, 2002. The operating lease obligation as of March 31, 2003 does not materially differ from the amounts disclosed in the table below. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------
                                                                            PAYMENTS DUE IN
                                                           --------------------------------------------------
                                                                          ONE TO       THREE TO        OVER
                                               NOTE        ONE YEAR       THREE          FIVE          FIVE
(In Millions)                               REFERENCE      OR LESS        YEARS          YEARS         YEARS          TOTAL
----------------------------------------------------------------------------------------------------------------------------
Deposits without a stated maturity                         $48,798        $   --        $   --        $    --        $48,798
Consumer and brokered certificates
 of deposits                                                 7,881         6,225         1,973          1,020         17,099
Federal funds borrowed and security
 repurchase agreements                                      12,745            --            --             --         12,745
Borrowed funds                                 12            1,736            --            --             --          1,736
Long-term debt                                 13           12,871         4,295         3,222          3,008         23,396
Capital securities                             14               --            --            --            180            180
Operating leases                                               133           199           113            258            703
============================================================================================================================

The Corporation also enters into derivative contracts under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, require monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at March 31, 2003 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 21 to the consolidated financial statements.

A schedule of significant commitments at March 31, 2003 follows:

------------------------------------------------------------------------------------------------
(In Millions)
------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Revolving home equity and credit card lines                                            $22,704
  Other loans                                                                             41,887
Standby letters of credit                                                                  3,874
Commercial letters of credit                                                                 115
Net commitments to sell mortgage loans and mortgage-backed securities                     19,864
Commitments to fund principal investments                                                    240
Commitments to fund civic and community investments                                          172
================================================================================================

Further discussion of these commitments is included in Note 19 to the consolidated financial statements.

The Corporation may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which National City may be held contingently liable, including guarantee arrangements, is included in Note 19 to the consolidated financial statements.

The Corporation's significant off-balance sheet arrangements include the use of special-purpose entities, generally securitization trusts, to diversify its funding sources. During 2002, 2001 and 2000, National City either sold credit card receivables and/or automobile loans to securitization trusts, which are considered qualified special-purpose entities and, accordingly, are not included in the consolidated balance sheet. The Corporation continues to service the loans sold to the trusts, for which it receives a servicing fee, and also has certain retained interests in the assets of the trusts. Further discussion on the accounting for securitizations is included in Note 1 to the consolidated financial statements and detail regarding securitization transactions and retained interests is included in Note 5.

RISK MANAGEMENT

The Board of Directors is the foundation for effective corporate governance and risk management. The Board demands accountability of management, keeps stockholders' and other constituencies' interests in focus, advocates the upholding of the Corporation's code of ethics, and fosters a strong internal control environment. Through its Investment and Audit Committees, the Board actively reviews critical risk positions, including market, credit, liquidity, and operational risk. The Corporation's goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed. Senior management actively manages risk at the line of business level, supplemented with corporate-level oversight through the Asset Liability Committee, internal audit and quality control functions, and other risk management groups. Building on these strengths, the Corporation created a Chief Risk Officer function in late 2002 to reinforce the focus on risk management. This risk management structure is designed to surface risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk. The new risk management organization builds on existing practices by establishing risk limits and more robust measurement systems, continuing to focus on risk-reduction strategies, and further refining capital-allocation practices.

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

The following tables provide information and statistics on the overall quality of the loan portfolio.

NET CHARGE-OFFS: Net charge-offs by portfolio type follow:

-----------------------------------------------------------------------------------------
                                                            Three Months Ended
-----------------------------------------------------------------------------------------
                                                   MARCH 31       December 31    March 31
(In Millions)                                        2003            2002          2002
-----------------------------------------------------------------------------------------
Commercial                                          $ 93             $ 61          $ 99
Real estate -- commercial                              2                4             1
Real estate -- residential                            31               21            23
Home equity lines of credit                            3                4             4
Credit card and other
 unsecured lines of credit                            20               21            19
Other consumer                                        21               29            35
-----------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                               $170             $140          $181
=========================================================================================

Net charge-offs as a percentage of average loans by portfolio type follow:

-----------------------------------------------------------------------------------------
                                                            Three Months Ended
-----------------------------------------------------------------------------------------
                                                   MARCH 31       December 31    March 31
                                                     2003            2002          2002
-----------------------------------------------------------------------------------------
Commercial                                           1.53%           .97%          1.53%
Real estate -- commercial                             .10            .16            .09
Real estate -- residential                            .59            .49            .62
Home equity lines of credit                           .20            .27            .25
Credit card and other
 unsecured lines of credit                           3.92           4.04           4.56
Other consumer                                       1.09           1.02           1.24
=========================================================================================
TOTAL NET CHARGE-OFFS
 TO AVERAGE PORTFOLIO LOANS (ANNUALIZED)              .95%           .78%          1.08%
=========================================================================================

Net charge-offs in the first quarter of 2003 were $170 million, or .95% of average loans, up from $140 million, or .78% of average loans, last quarter but down from $181 million, or 1.08% of average loans, in the first quarter of 2002. The linked-quarter increase in commercial loan net charge-offs was mainly driven by higher commercial loan losses associated with highly leveraged borrowers, as these loans are especially vulnerable in periods of prolonged economic weakness, and credit-related losses on certain aircraft leases.

The linked-quarter and year-over-year increase in residential real estate net charge-offs was primarily due to growth and seasonality in the First Franklin mortgage loan portfolio and losses associated with the runoff of the former Altegra mortgage loans. The Corporation closed the Altegra origination units in 2000, and in connection with the decision to exit this business, management assumed a more aggressive stance on the liquidation of this portfolio, which has contributed to increased levels of nonperforming assets and charge-offs. Additionally, in the first quarter of 2003, in order to better manage collection efforts, the Corporation extended the period of time before it charges off delinquent credit card balances from 120 days to 150 days. This policy change reduced credit card net charge-offs by approximately $2 million during the first quarter of 2003.

NONPERFORMING ASSETS AND DELINQUENT LOANS: Details of nonperforming assets follow:

-----------------------------------------------------------------------------------------------------
                                                          MARCH 31        December 31        March 31
(Dollars in Millions)                                       2003             2002              2002
-----------------------------------------------------------------------------------------------------
Commercial                                                  $385             $414              $ 368
Real estate -- commercial                                     78               60                 53
Real estate -- residential                                   233              228                229
-----------------------------------------------------------------------------------------------------
TOTAL NONPERFORMING LOANS                                    696              702                650
Other real estate owned (OREO)                               116              115                 66
Mortgage loans held for sale                                   5               --                 --
Other                                                          5               --                 --
-----------------------------------------------------------------------------------------------------
TOTAL NONPERFORMING ASSETS                                  $822             $817              $ 716
=====================================================================================================
NONPERFORMING ASSETS AS A PERCENTAGE OF:
  PERIOD-END PORTFOLIO LOANS AND OTHER
     NONPERFORMING ASSETS                                    1.10%            1.13%             1.05%
  PERIOD-END TOTAL ASSETS                                     .70              .69               .72
=====================================================================================================

Detail of loans 90 days past due accruing interest follows:

-----------------------------------------------------------------------------------------------------
                                                           March 31       December 31        March 31
(In Millions)                                               2003             2002              2002
-----------------------------------------------------------------------------------------------------
  Commercial                                                $  47            $  43             $  68
  Real estate - commercial                                     18               26                31
  Real estate - residential                                   447              449               406
  Home equity lines of credit                                  14               16                17
  Credit card and other unsecured lines of credit              16                8                 8
  Other consumer                                               12               19                21
  Mortgage loans held for sale                                 33               14                21
  Other                                                        24               --                --
-----------------------------------------------------------------------------------------------------
TOTAL LOANS 90 DAYS PAST DUE ACCRUING INTEREST              $ 611            $ 575             $ 572
=====================================================================================================

The overall increase in nonperforming assets and loans 90 days past due accruing interest can be attributed to the same portfolios and factors that drove the increase in net charge-offs. Credit card and other unsecured lines of credit 90 days past due increased as a result of the change in charge-off policy described above, as past due credit card loans remained in portfolio longer prior to being charged-off. During the first quarter of 2003, $80 million of commercial loans were sold to third parties of which $55 million were classified as nonperforming loans at December 31, 2002. Losses associated with these loan sales were included in charge-offs.

ALLOWANCE FOR LOAN LOSSES: National City maintains an allowance for loan losses sufficient to absorb estimated probable current losses inherent in the loan portfolio. The evaluation of each element and the overall allowance are based on the size and current risk characteristics of the loan portfolio and include an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions.

The overall allowance for loan losses as a percentage of portfolio loans was maintained at 1.51% in the first quarter of 2003. The provision for loan losses was $200 million for the first quarter of 2003, up from the $158 million and $189 million recorded in the fourth and first quarters of 2002, respectively. The increase in the loan loss provision reflected higher net charge-offs and increases in nonperforming and delinquent assets, as well as management's ongoing concern about economic conditions.

An allocation of the ending allowance for loan losses by portfolio type follows:

-----------------------------------------------------------------------------------------------------
                                                          MARCH 31        December 31        March 31
(In Millions)                                               2003             2002              2002
-----------------------------------------------------------------------------------------------------
Commercial                                                 $  468           $  450            $  374
Real estate-- commercial                                       56               58                58
Real estate-- residential                                     141              126               126
Home equity lines of credit and other
  consumer loans                                               76              124               139
Credit card and other unsecured lines of credit                76              101                86
Unallocated                                                   311              240               217
-----------------------------------------------------------------------------------------------------
TOTAL ALLOWANCE FOR LOAN LOSSES                            $1,128           $1,099            $1,000
=====================================================================================================

By loan type, additional allowance was allocated to the commercial portfolio during the first quarter due to continued deterioration in credit quality in nationally-syndicated loans, which are typically characterized by more highly leveraged borrowers. Additional loan loss was also allocated to the residential real estate portfolio due to the higher level of nonperforming and delinquent loans in this portfolio stemming from portfolio growth and seasoning, as well as the weaker economy. The allowance allocated to the other consumer loan categories declined in the first quarter of 2003 due to the refinement of loss allocation factors to reflect a more detailed product mix and, to a lesser extent, the reclassification of allowance to the residential real estate portfolio related to the year-end reclassification of certain home equity installment loans. The unallocated allowance, which is maintained to absorb estimated probable inherent but undetected losses in the loan portfolio, increased in the first quarter of 2003 based upon management's judgment after taking into consideration continued uncertainty surrounding the weak economic environment.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance sheet funding demands. Liquidity management also includes ensuring cash flow needs are met at a reasonable cost. Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The Corporation maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. The liquidity position is continually monitored and reported on monthly to the Asset/Liability Management Committee.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale and securitization of various types of assets. Funding sources did not change significantly during the first quarter of 2003. Core deposits, the most significant source of funding, comprised approximately 50% of funding at March 31, 2003, December 31, 2002, and March 31, 2002. Asset securitization vehicles have been used as a source of funding over the past several years. During the first quarter of 2003, the Corporation securitized $44 million of Small Business Administration loans. During the first three months of 2002, the Corporation securitized $1.1 billion of automobile loans and $425 million of credit card receivables. In 2001 and 2000, credit card receivables totaling $425 million and $600 million were sold through securitization, respectively. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, a line of credit with its bank subsidiaries, the commercial paper market, a revolving credit agreement with a group of unaffiliated banks, and access to the capital markets.

The primary source of funding for the holding company has been dividends and returns of investment from its subsidiaries. During the first three months of 2003, there were no dividends declared by the bank subsidiaries or returns of investment provided to the holding company from the bank subsidiaries. As discussed in Note 15 to the consolidated financial statements, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company.

Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At March 31, 2003, December 31, 2002, and March 31, 2002, $218 million, $1.0 billion, and $502 million, respectively, of commercial paper proceeds were advanced to the holding company.

In 2001, the holding company established a $500 million credit line with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at March 31, 2003, December 31, 2002, and March 31, 2002.

The holding company has a $375 million revolving credit agreement with a group of unaffiliated banks, which serves as a back-up liquidity facility. No borrowings have occurred under this facility. See Note 13 to the consolidated financial statements.

National City also has a shelf registration in place with the United States Securities and Exchange Commission (SEC). During the first quarter of 2003, the holding company issued $300 million of senior notes under this shelf registration. In April 2003, the Corporation filed a shelf registration with the SEC to allow for the sale, over time, of up to $1.5 billion in debt securities, preferred and common stock, and depositary shares.

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors. The Corporation is also exposed to equity price risk through its internally managed portfolio of bank and thrift common stock investments. As of March 31, 2003, this portfolio had a cost basis and fair value of $262 million and $251 million, respectively. Price risk is mitigated through active portfolio management and by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.

ASSET/LIABILITY MANAGEMENT: One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits.

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

The most recent earnings simulation model prepared for the April 2003 ALCO meeting projects net income would increase by approximately 1.9% of stable-rate net income if rates were to rise gradually by 200 basis points over the next twelve months. The model also projects a decrease in net income of 7.1% if rates were to fall gradually by 200 basis points over the same period. The projected decrease in net income is above the ALCO guideline of minus 4.0%, however, management believes a sustained 200 basis point decline in market interest rates from their current low level is unlikely.

The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Mortgage banking revenue in particular, which is generated from originating, selling, and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand and the value of mortgage servicing assets. In general, low or declining interest rates typically lead to increased origination and sales income but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence origination and sales income. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. Risk related to mortgage banking activities is also monitored by ALCO.

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

The NPV model prepared for the April 2003 ALCO meeting projects an increase in NPV of approximately 3.6% if interest rates immediately increased 150 basis points. If rates immediately decreased by 150 basis points, the model projects an approximate decrease in NPV of 1.6%. Policy guidelines limit the amount of the estimated decline in NPV to 7.0%.

At the end of 2002, the interest-rate-risk position, as presented and discussed in the 2002 Form 10-K, was asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. During the first quarter of 2003, the Corporation maintained an asset sensitive interest-rate-risk position due to management's expectation that rates will rise.

Interest Rate Risk Management: Financial instruments used to manage interest rate risk include investment securities and interest rate derivatives, which include interest rate swaps, interest rate caps and floors, interest rate forwards, and exchange-traded futures and options contracts. Interest rate derivatives have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage, and improvement of the liquidity position. Further discussion of the use of and the accounting for derivative instruments is included in Notes 1 and 21 to the consolidated financial statements.

CONTROLS AND PROCEDURES

The management of National City Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of March 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded the Corporation's disclosure controls and procedures as of March 31, 2003 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

CONSOLIDATED AVERAGE BALANCE SHEETS

-------------------------------------------------------------------------------------------------
                                                                          Three Months Ended
                                                                               March 31
-------------------------------------------------------------------------------------------------
 (In Millions)                                                          2003             2002
-------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Portfolio loans:
    Commercial                                                       $   24,596       $    26,133
    Real estate -- commercial                                             9,420             7,682
    Real estate -- residential                                           21,025            14,932
    Consumer                                                              7,957            11,336
    Credit card                                                           2,033             1,780
    Home equity                                                           8,152             6,066
-------------------------------------------------------------------------------------------------
         Total portfolio loans                                           73,183            67,929
  Loans held for sale or securitization:
    Commercial                                                               14                 4
    Mortgage                                                             22,510            13,862
    Automobile                                                               --             1,007
    Credit card                                                              --               142
-------------------------------------------------------------------------------------------------
         Total loans held for sale or securitization                     22,524            15,015
  Securities available for sale, at cost                                  8,295             8,834
  Federal funds sold and security resale agreements                         118                95
  Other investments                                                         665               705
-------------------------------------------------------------------------------------------------
Total earning assets                                                    104,785            92,578
Allowance for loan losses                                                (1,101)           (1,021)
Fair value appreciation of securities available for sale                    324               188
Cash and demand balances due from banks                                   3,376             2,937
Properties and equipment                                                  1,038             1,085
Other real estate owned                                                     115                65
Mortgage servicing assets                                                   762             1,225
Goodwill                                                                  1,078             1,078
Other intangible assets                                                      72                86
Derivative assets                                                           935               380
Accrued income and other assets                                           5,049             3,507
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $  116,433       $   102,108
=================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing                                                $   15,689       $    12,366
  NOW and money market                                                   23,489            19,411
  Savings                                                                 2,458             2,594
  Consumer time                                                          14,451            15,119
  Brokered retail CDs                                                     2,871             3,609
  Other                                                                     499               920
  Foreign                                                                 6,602             6,792
-------------------------------------------------------------------------------------------------
         Total deposits                                                  66,059            60,811
-------------------------------------------------------------------------------------------------
Federal funds borrowed and security repurchase agreements                12,306             9,402
Borrowed funds                                                            2,636             3,480
Long-term debt and capital securities                                    22,826            18,615
Derivative liabilities                                                      574               313
Accrued expenses and other liabilities                                    3,432             1,958
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       107,833            94,579
Stockholders' Equity:
  Preferred                                                                  --                 1
  Common                                                                  8,600             7,528
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                8,600             7,529
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  116,433       $   102,108
=================================================================================================

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                                             Daily Average Balance
-------------------------------------------------------------------------------------------------------------------------------
                                                           2003                                  2002
                                                        -----------------------------------------------------------------------
                                                          FIRST       Fourth           Third            Second          First
                                                         QUARTER      Quarter         Quarter           Quarter        Quarter
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                          $  24,610    $  25,345       $   24,881         $25,127       $  26,137
    Real estate -- commercial                               9,420        8,383            8,037           7,909           7,682
    Real estate -- residential                             43,535       36,372           27,728          25,504          28,794
    Home equity lines of credit                             8,152        7,857            7,316           6,679           6,066
    Credit card and other unsecured lines of credit         2,033        1,958            1,910           1,810           1,922
    Other consumer                                          7,957       11,052           10,924          11,244          12,343
-------------------------------------------------------------------------------------------------------------------------------
      Total loans                                          95,707       90,967           80,796          78,273          82,944
  Securities available for sale, at cost:
    Taxable                                                 7,650        8,825            7,668           7,981           8,145
    Tax-exempt                                                645          659              668             679             689
-------------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                   8,295        9,484            8,336           8,660           8,834
  Federal funds sold, security resale
    agreements and other investments                          783          864              882             864             800
-------------------------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates    104,785      101,315           90,014          87,797          92,578
Allowance for loan losses                                  (1,101)      (1,079)          (1,031)         (1,000)         (1,021)
Fair value appreciation of securities
  available for sale                                          324          318              299             208             188
Nonearning assets                                          12,425       12,135           11,825          10,916          10,363
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                            $ 116,433    $ 112,689       $  101,107         $97,921       $ 102,108
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                         $  23,489    $  22,385       $   21,006         $20,119       $  19,411
  Savings accounts                                          2,458        2,488            2,543           2,622           2,594
  Consumer time deposits                                   14,451       14,811           15,122          15,209          15,119
  Other deposits                                            3,370        3,415            3,065           3,462           4,529
  Foreign deposits                                          6,602        7,264            5,781           5,372           6,792
  Federal funds borrowed                                    9,171        7,297            4,482           4,092           5,961
  Security repurchase agreements                            3,135        3,346            3,316           3,206           3,441
  Borrowed funds                                            2,636        3,169            1,784           1,201           3,480
  Long-term debt and capital securities                    22,826       21,175           18,985          19,432          18,615
-------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/
      total interest expense/rates                         88,138       85,350           76,084          74,715          79,942
  Noninterest bearing deposits                             15,689       15,710           13,864          12,760          12,366
  Accrued expenses and other liabilities                    4,006        3,243            2,941           2,560           2,271
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                         107,833      104,303           92,889          90,035          94,579
TOTAL STOCKHOLDERS' EQUITY                                  8,600        8,386            8,218           7,886           7,529
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 116,433    $ 112,689       $  101,107         $97,921       $ 102,108
===============================================================================================================================

NET INTEREST INCOME
INTEREST SPREAD

Contribution of noninterest bearing sources of funds
NET INTEREST MARGIN

(a) Includes loans held for sale or securitization

-----------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                                            Quarterly Interest
-----------------------------------------------------------------------------------------------------------------------------
                                                          2003                                  2002
                                                         --------------------------------------------------------------------
                                                          FIRST         Fourth          Third            Second        First
                                                         QUARTER        Quarter        Quarter           Quarter      Quarter
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                           $   245        $   285        $   301           $  309       $   317
    Real estate -- commercial                                145            136            133              134           131
    Real estate -- residential                               730            606            507              481           525
    Home equity lines of credit                               89             98             92               84            77
    Credit card and other unsecured lines of credit           44             42             44               44            46
    Other consumer                                           148            227            232              236           258
-----------------------------------------------------------------------------------------------------------------------------
      Total loans                                          1,401          1,394          1,309            1,288         1,354
  Securities available for sale, at cost:
    Taxable                                                  102            124            119              132           134
    Tax-exempt                                                13             13             14               14            14
-----------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                    115            137            133              146           148
  Federal funds sold, security resale
    agreements and other investments                          11              9              9               10             9
-----------------------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest                $ 1,527        $ 1,540        $ 1,451           $1,444       $ 1,511
income/rates...............................
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                          $    68        $    77          $  78            $  74       $    72
  Savings accounts                                             3              4              5                6             6
  Consumer time deposits                                     137            149            160              166           171
  Other deposits                                              12             15             15               16            21
  Foreign deposits                                            23             30             27               26            31
  Federal funds borrowed                                      36             34             25               24            33
  Security repurchase agreements                               6              8              9                9             9
  Borrowed funds                                               9             12              7                5            13
  Long-term debt and capital securities                      132            130            146              147           150
-----------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/
      total interest expense/rates                       $   426        $   459        $   472           $  473       $   506
  Noninterest bearing deposits
  Accrued expenses and other liabilities
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.
=============================================================================================================================
NET INTEREST INCOME                                      $ 1,101        $ 1,081        $   979           $  971       $ 1,005
INTEREST SPREAD

Contribution of noninterest bearing sources of funds
NET INTEREST MARGIN

(a) Includes loans held for sale or securitization

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                                                  Average Annualized Rate
----------------------------------------------------------------------------------------------------------------------------------
                                                                2003                                  2002
                                                               -------------------------------------------------------------------
                                                                FIRST       Fourth           Third        Second             First
                                                               QUARTER      Quarter         Quarter       Quarter           Quarter
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                                  4.03%        4.45%           4.80%         4.94%             4.92%
    Real estate -- commercial                                   6.25         6.46            6.57          6.81              6.90
    Real estate -- residential                                  6.71         6.66            7.31          7.54              7.30
    Home equity lines of credit                                 4.36         4.97            5.04          5.04              5.06
    Credit card and other unsecured lines of credit             8.68         8.53            9.20          9.64              9.70
    Other consumer                                              7.55         8.16            8.44          8.40              8.49
----------------------------------------------------------------------------------------------------------------------------------
      Total loans                                               5.89         6.10            6.46          6.59              6.58
  Securities available for sale, at cost:
    Taxable                                                     5.37         5.67            6.18          6.63              6.56
    Tax-exempt                                                  8.06         8.14            8.15          8.15              8.16
----------------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                       5.58         5.84            6.33          6.75              6.69
  Federal funds sold, security resale
    agreements and other investments                            5.71         3.88            4.03          4.48              4.73
----------------------------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates          5.86%        6.06%           6.42%         6.59%             6.58%
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS
==================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                                 1.18%        1.37%           1.47%         1.48%             1.50%
  Savings accounts                                               .58          .71             .80           .85               .90
  Consumer time deposits                                        3.86         4.00            4.16          4.38              4.59
  Other deposits                                                1.42         1.73            1.89          1.86              1.87
  Foreign deposits                                              1.42         1.62            1.87          1.91              1.88
  Federal funds borrowed                                        1.59         1.83            2.25          2.32              2.24
  Security repurchase agreements                                 .73         0.95            1.08          1.07              1.07
  Borrowed funds                                                1.38         1.50            1.59          1.66              1.55
  Long-term debt and capital securities                         2.33         2.44            3.06          3.07              3.25
----------------------------------------------------------------------------------------------------------------------------------
      Total interest bearing liabilities/
        total interest expense/rates                            1.96%        2.14%           2.46%         2.54%             2.57%
  Noninterest bearing deposits
  Accrued expenses and other liabilities
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
==================================================================================================================================
NET INTEREST INCOME
INTEREST SPREAD                                                 3.90%        3.92%           3.96%         4.05%             4.01%
Contribution of noninterest bearing sources of funds             .31          .34             .38           .37               .35
NET INTEREST MARGIN                                             4.21%        4.26%           4.34%         4.42%             4.36%

(a) Includes loans held for sale or securitization

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

DEBT RATINGS

--------------------------------------------------------
                                     MOODY'S
                          FITCH     INVESTORS   STANDARD
                         RATINGS     SERVICE    & POOR'S
--------------------------------------------------------
National City
  Corporation              A/B
  Commercial paper         F1+         P-1        A-1
  Senior debt              AA-         A1         A
  Subordinated debt        A+          A2         A-
Bank Subsidiaries          A/B
  Certificates of
     deposit               AA          Aa3        A+
  Senior bank notes        AA-         Aa3        A+
  Subordinated bank
     notes                 A+          A1         A
--------------------------------------------------------

                          FORM 10-Q -- MARCH 31, 2003

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NATIONAL CITY CORPORATION
                                    ____________________________________________
                                    (Registrant)

Date: May 14, 2003
                                    /s/ DAVID A. DABERKO
                                    --------------------------------------------
                                    David A. Daberko
                                    Chairman and Chief Executive Officer

                                    /s/ JEFFREY D. KELLY
                                    --------------------------------------------
                                    Jeffrey D. Kelly
                                    Executive Vice President and
                                    Chief Financial Officer

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

Date: May 14, 2003                      By: /s/ DAVID A. DABERKO
                                            ------------------------------------
                                            David A. Daberko
                                            Chairman and Chief Executive Officer

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

Date: May 14, 2003                      By: /s/ JEFFREY D. KELLY
                                            ------------------------------------
                                            Jeffrey D. Kelly
                                            Executive Vice President and Chief
                                            Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000,
          and incorporated herein by reference).
  3.2     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (as Amended through October 28, 2002)
          (filed as Exhibit 3.3 to Registrant's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
  4.1     The Registrant agrees to furnish upon request to the
          Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of the Registrant.
 10.1     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.1).
 10.2     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.3     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 4 to Registrant's Form S-8
          Registration Statement No. 33-58815 dated April 25, 1995,
          and incorporated herein by reference).
 10.4     National City Corporation Plan for Deferred Payment of
          Directors' Fees, as Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.5     National City Corporation Supplemental Executive Retirement
          Plan, as Amended and Restated July 1, 2002 (filed as Exhibit
          10.7 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.6     National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.7     Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan as
          Amended (filed as Exhibit 10.7).
 10.8     Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.8).
 10.9     Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.9).
 10.10    Form of contracts with David A. Daberko, William E.
          MacDonald III, Jon L. Gorney, Robert G. Siefers, Robert J.
          Ondercik, Jeffrey D. Kelly, David L. Zoeller, Thomas A.
          Richlovsky, James P. Gulick, John D. Gellhausen, Herbert R.
          Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James
          R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J.
          Lathe, Janis E. Lyons, J. Armando Ramirez, Paul G. Clark,
          Shelley J. Seifert, and Ted M. Parker (filed as Exhibit
          10.29 to Registrant's Form S-4 Registration Statement No.
          333-46571 dated February 19, 1998, and incorporated herein by reference).
 10.11    Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees
          (filed as Exhibit 10.11).
 10.12    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 [on Form S-8] to Form S-4 Registration
          Statement No. 333-46571 dated March 19, 1998, and
          incorporated herein by reference).
 10.13    Amended and Restated First of America Bank Corporation Stock
          Compensation Plan (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.14    First of America Bank Corporation Directors Stock
          Compensation Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.15    National City Corporation 1997 Stock Option Plan as Amended
          and Restated effective October 22, 2001 (filed as Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001, and incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.16    National City Corporation 1997 Restricted Stock Plan as
          Amended and Restated effective October 31, 2001 (filed as
          Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.17    The National City Corporation Retention Plan for Executive
          Officers effective April 22, 2002 (filed as Exhibit 10.19 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.18    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.19    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Form S-8 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.20    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's Form S-8
          Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
 10.21    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000, and
          incorporated herein by reference).
 10.22    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000, and incorporated herein by reference).
 10.23    National City Corporation Supplemental Cash Balance Pension
          Plan as Amended and Restated effective November 1, 2001
          (filed as Exhibit 10.25 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
 10.24    The National City Corporation 2001 Stock Option Plan as
          Amended and Restated effective October 22, 2001 (filed as
          Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.25    National City Savings and Investment Plan No. 3 (filed as
          Exhibit 4.3 to Registrant's Form S-8 Registration Statement
          No. 333-61712 dated as of May 25, 2001, and incorporated
          herein by reference).
 10.26    Amendment No. 1 to the National City Savings and Investment
          Plan No. 3 (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 [on Form S-8] Registration
          Statement No. 333-61712 and incorporated herein by
          reference).
 10.27    National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 8,
          2002, and incorporated herein by reference).
 10.28    The National City Corporation Long-Term Deferred Share
          Compensation Plan effective April 22, 2002 (filed as Exhibit
          10.33 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.29    The National City Corporation Deferred Compensation Plan as
          Amended and Restated effective July 23, 2002 (filed as
          Exhibit 10.34 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.30    Form of Agreement Not To Compete with David A. Daberko,
          Robert G. Siefers and William E. MacDonald III (filed as
          Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.31    Visa(R) U.S.A. Inc. limited guaranty between National City
          Corporation and Visa(R) U.S.A. Inc. dated August 6, 2002
          (filed as Exhibit 10.36 to Registrant's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
 10.32    The National City Corporation Executive Savings Plan, as
          Amended and Restated effective January 1, 2003 (filed as
          Exhibit 10.32 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.33    The National City Corporation Savings and Investment Plan,
          as Amended and Restated effective January 1, 2001 (filed as
          Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).
 10.34    The National City Corporation Savings and Investment Plan
          No. 2, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.34 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.35    Amendment No. 1 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.35 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.36    Amendment No. 1 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002,
          and incorporated herein by reference).
 10.37    Amendment No. 1 to the Split Dollar Insurance Agreement
          effective January 1, 2003 (filed as Exhibit 10.37 to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by
          reference).
 10.38    Credit Agreement dated as of April 12, 2001, by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001, and incorporated herein by
          reference) and the Assumption Agreement dated June 11, 2002
          (filed as Exhibit 4.2 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2002, and
          incorporated herein by reference).
 10.39    MasterCard International Incorporated limited guaranty
          between National City Corporation and MasterCard
          International Incorporated dated April 30, 2003 (filed as
          exhibit 10.39).
 12.1     Computation of Ratio of Earnings to Fixed Charges (filed as
          Exhibit 12.1).
 99.1     Chief Executive Officer 906 Certification dated May 14, 2003 for National City Corporation's Quarterly Report on Form
          10-Q for the quarter ended March 31, 2003 (filed as Exhibit
          99.1).
 99.2     Chief Financial Officer 906 Certification dated May 14, 2003 for National City Corporation's Quarterly Report on Form
          10-Q for the quarter ended March 31, 2003 (filed as Exhibit
          99.2).