Form 10-Q
period 2003-06-30
NATIONAL CITY CORP
filed 2003-08-11
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

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

                        Common stock -- $4.00 Par Value
                 Outstanding as of July 31, 2003 -- 614,164,116

                              [NATIONAL CITY LOGO]

                           QUARTER ENDED JUNE 30, 2003


                                FINANCIAL REPORT
                                  AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003

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

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                                      Page
Financial Highlights                                                                   3
Item 1. Financial Statements:
    Consolidated Statements of Income                                                  4
    Consolidated Balance Sheets                                                        5
    Consolidated Statements of Cash Flows                                              6
    Consolidated Statements of Changes in Stockholders' Equity                         7
    Notes to Consolidated Financial Statements                                         7
Item 2. Management's Discussion and Analysis of Financial Condition and Results
    of Operations:
    Financial Review                                                                  44
    Consolidated Average Balance Sheets                                               62
    Daily Average Balances/Net Interest Income/Rates                                  63
Item 3. Quantitative and Qualitative Disclosures About Market Risk                    66
Item 4. Controls and Procedures                                                       66

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings                                                             66
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders                           66
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K                                              67

Signatures                                                                            72

    PART I - FINANCIAL INFORMATION

    FINANCIAL HIGHLIGHTS

    ----------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                     Six Months Ended
                                                        June 30                                June 30
    ----------------------------------------------------------------------------------------------------------
    (Dollars In Thousands, Except Per Share         2003        2002                      2003        2002
    Amounts)
    ----------------------------------------------------------------------------------------------------------
    FOR THE PERIOD
      Tax-equivalent net interest income         $1,102,248        $970,357       $2,202,976        $1,975,707
      Provision for loan losses                     183,147         165,476          383,380           354,116
      Fees and other income                       1,030,155         729,291        1,896,446         1,420,152
      Securities gains, net                          31,407          44,033           31,577            97,565
      Noninterest expense                         1,026,237         973,922        2,035,103         1,848,811
      Income tax expense and tax-equivalent
        adjustment                                  337,835         211,501          599,377           451,584
    ----------------------------------------------------------------------------------------------------------
      Net income                                $   616,591        $392,782       $1,113,139       $   838,913
    ==========================================================================================================
      Net income per common share
        Basic                                         $1.01           $ .65            $1.82             $1.38
        Diluted                                         .99             .63             1.80              1.36
      Dividends paid per common share                  .305            .295              .61               .59
      Return on average common equity                 28.10%          19.98%           25.80%           21.95%
      Return on average assets                         2.08            1.61             1.91              1.69
      Net interest margin                              4.11            4.42             4.16              4.39
      Efficiency ratio                                48.13           57.30            49.64             54.44
      Average equity to average assets                 7.39            8.05             7.39              7.71
      Annualized net charge-offs to average
        portfolio loans                                 .88             .80              .91               .94
      Average shares
        Basic                                   612,119,565     609,336,050      611,822,337       608,579,919
        Diluted                                 618,384,192     616,793,457      616,989,238       615,425,214
    ==========================================================================================================
    AT PERIOD END
      Assets                                                                    $123,392,239       $99,130,782
      Portfolio loans                                                             75,838,729        68,674,348
      Loans held for sale or securitization                                       26,845,876         9,826,569
      Securities (at fair value)                                                   7,377,350         8,800,004
      Deposits                                                                    66,770,788        57,314,838
      Stockholders' equity                                                         9,060,692         7,947,785

      Book value per common share                                                     $14.77            $13.02
      Market value per common share                                                    32.71             33.25
      Equity to assets                                                                 7.34%             8.02%
      Allowance for loan losses as
        percentage of period-end portfolio
        loans                                                                           1.51              1.50
      Nonperforming assets to period-end
        portfolio loans and other
        nonperforming assets                                                            1.08              1.15

      Common shares outstanding                                                  613,426,098       610,479,248
      Full-time equivalent employees                                                  32,414            32,158
    ==========================================================================================================

   ITEM 1. FINANCIAL STATEMENTS

   CONSOLIDATED STATEMENTS OF INCOME

  ------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                   Six Months Ended
                                                       June 30                             June 30
  ------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands, Except Per Share         2003         2002                    2003        2002
  Amounts)
  ------------------------------------------------------------------------------------------------------------
  INTEREST INCOME
    Loans                                        $1,409,904      $1,284,830       $2,808,148        $2,636,349
    Securities:
      Taxable                                        85,957         123,968          182,933           248,952
      Exempt from Federal income taxes                8,579           9,143           17,143            18,434
      Dividends                                       6,283           8,330           11,475            16,837
    Federal funds sold and security resale
      agreements                                        612             474            1,116               992
    Other investments                                 9,698           9,171           20,214            17,978
  ------------------------------------------------------------------------------------------------------------
        Total interest income                     1,521,033       1,435,916        3,041,029         2,939,542
  INTEREST EXPENSE
    Deposits                                        234,353         287,481          478,704           588,725
    Federal funds borrowed and security
      repurchase agreements                          40,685          32,241           82,270            74,170
    Borrowed funds                                    4,600           4,969           13,598            18,225
    Long-term debt and capital securities           145,813         148,588          277,584           298,268
  ------------------------------------------------------------------------------------------------------------
        Total interest expense                      425,451         473,279          852,156           979,388
  ------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                             1,095,582         962,637        2,188,873         1,960,154
  PROVISION FOR LOAN LOSSES                         183,147         165,476          383,380           354,116
  ------------------------------------------------------------------------------------------------------------
      Net interest income after provision
        for loan losses                             912,435         797,161        1,805,493         1,606,038
  NONINTEREST INCOME
    Mortgage banking revenue                        476,574         247,475          870,282           442,692
    Deposit service charges                         142,126         125,763          276,862           244,550
    Payment processing revenue                      113,047         111,707          218,458           220,548
    Trust and investment management fees             77,310          85,136          146,669           162,711
    Card-related fees                                44,036          31,873           85,117            64,009
    Brokerage revenue                                33,428          30,762           57,904            57,829
    Other                                           143,634          96,575          241,154           227,813
  ------------------------------------------------------------------------------------------------------------
        Total fees and other income               1,030,155         729,291        1,896,446         1,420,152
    Securities gains, net                            31,407          44,033           31,577            97,565
  ------------------------------------------------------------------------------------------------------------
        Total noninterest income                  1,061,562         773,324        1,928,023         1,517,717
  NONINTEREST EXPENSE
    Salaries, benefits, and other personnel         542,291         445,393        1,103,453           889,721
    Equipment                                        62,763          61,325          127,455           123,624
    Net occupancy                                    56,081          55,334          114,437           110,158
    Third-party services                             70,838          59,668          136,382           113,253
    Card processing                                  51,194          52,112          103,520           105,928
    Marketing and public relations                   66,272          75,447           83,584           101,596
    Other                                           176,798         224,643          366,272           404,531
  ------------------------------------------------------------------------------------------------------------
        Total noninterest expense                 1,026,237         973,922        2,035,103         1,848,811
  ------------------------------------------------------------------------------------------------------------
  Income before income tax expense                  947,760         596,563        1,698,413         1,274,944
  Income tax expense                                331,169         203,781          585,274           436,031
  ------------------------------------------------------------------------------------------------------------
  NET INCOME                                    $   616,591     $   392,782       $1,113,139       $   838,913
  ============================================================================================================
  NET INCOME PER COMMON SHARE
    Basic                                             $1.01            $.65            $1.82             $1.38
    Diluted                                             .99             .63             1.80              1.36
  AVERAGE COMMON SHARES OUTSTANDING
    Basic                                       612,119,565     609,336,050      611,822,337       608,579,919
    Diluted                                     618,384,192     616,793,457      616,989,238       615,425,214
  ============================================================================================================

   See Notes to Consolidated Financial Statements

     CONSOLIDATED BALANCE SHEETS

     -----------------------------------------------------------------------------------------------
                                                       JUNE 30       December 31        June 30
     (In Thousands)                                     2003            2002             2002
     ===============================================================================================
      ASSETS
      Cash and demand balances due from banks    $    4,042,648   $    3,756,426    $  3,367,210
      Federal funds sold and security resale
        agreements                                       81,574          136,343          86,285
      Securities available for sale, at fair
        value                                         7,377,350        9,211,268       8,800,004
      Other investments                                 842,893          869,147         728,936
      Loans held for sale or securitization:
       Commercial                                        12,591           14,840              --
       Mortgage                                      26,833,285       24,723,549       9,826,569
     -----------------------------------------------------------------------------------------------
           Total loans held for sale or
             securitization                           26,845,876      24,738,389       9,826,569
       Portfolio loans:
         Commercial                                   24,179,811      24,722,060      25,448,978
         Real estate -- commercial                     9,462,072       9,384,851       7,978,960
         Real estate -- residential                   23,009,187      19,972,549      15,454,101
         Home equity lines of credit                   9,124,178       8,062,199       7,009,400
         Credit card and other unsecured lines of
           credit                                      2,124,368       2,030,024       1,870,138
         Other consumer                                7,939,113       7,962,729      10,912,771
     -----------------------------------------------------------------------------------------------
           Total portfolio loans                      75,838,729      72,134,412      68,674,348
         Allowance for loan losses                    (1,147,098)     (1,098,588)     (1,030,487)
     -----------------------------------------------------------------------------------------------
           Net portfolio loans                        74,691,631      71,035,824      67,643,861
       Properties and equipment                        1,106,705       1,036,937       1,042,933
       Other real estate owned                           103,685         114,931          89,365
       Mortgage servicing assets                         733,420         615,193       1,068,400
       Goodwill                                        1,102,799       1,078,281       1,078,281
       Other intangible assets                            74,502          74,573          80,500
       Derivative assets                               1,819,917       1,468,381         765,193
       Accrued income and other assets                 4,569,239       4,122,722       4,553,245
     -----------------------------------------------------------------------------------------------
     TOTAL ASSETS                                   $123,392,239    $118,258,415     $99,130,782
     ===============================================================================================
     LIABILITIES
       Deposits:
         Noninterest bearing                       $  19,238,413   $  16,156,081     $13,674,346
         NOW and money market                         25,415,374      23,022,449      20,239,550
         Savings                                       2,426,424       2,477,067       2,596,261
         Consumer time                                13,646,875      14,686,005      15,253,091
         Other                                         2,440,785       3,403,827       3,239,652
         Foreign                                       3,602,917       5,373,339       2,311,938
     -----------------------------------------------------------------------------------------------
           Total deposits                             66,770,788      65,118,768      57,314,838
       Federal funds borrowed and security
        repurchase agreements                         12,112,317       6,528,258       5,212,463
       Borrowed funds                                  2,667,925      11,493,909       6,659,291
       Long-term debt                                 27,758,252      22,550,295      18,924,451
       Corporation-obligated mandatorily
        redeemable capital securities of
        subsidiary trusts holding solely
        debentures of the Corporation                    180,000         180,000         180,000
       Derivative liabilities                          1,416,132       1,243,544         495,966
       Accrued expenses and other liabilities          3,426,133       2,835,629       2,395,988
     -----------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                               114,331,547     109,950,403      91,182,997
     ===============================================================================================
     STOCKHOLDERS' EQUITY
       Preferred stock                                        --              --             698
       Common stock                                    2,453,705       2,445,966       2,441,917
       Capital surplus                                 1,057,467         989,346         964,599
       Retained earnings                               5,515,213       4,805,520       4,450,145
       Accumulated other comprehensive income             34,307          67,180          90,426
     -----------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                        9,060,692       8,308,012       7,947,785
     -----------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $123,392,239    $118,258,415     $99,130,782
     ===============================================================================================

     See Notes to Consolidated Financial Statements

    CONSOLIDATED STATEMENTS OF CASH FLOWS

   ---------------------------------------------------------------------------------------------------------
                                                                                      Six Months Ended
                                                                                          June 30
   --------------------------------------------------------------------------------------------------------
   (In Thousands)                                                                    2003          2002
   --------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES
       Net income                                                                $   1,113,139   $ 838,913
       Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Provision for loan losses                                                    383,380      354,116
         Depreciation and amortization of properties and equipment                     92,602       90,933
         Amortization of intangible assets and mortgage servicing assets              295,945      157,002
         Accretion of premiums and discounts on securities and debt                   (18,880)      (5,591)
         Mortgage servicing asset impairment charges (recoveries)                     (13,358)      74,247
         Ineffective hedge and other derivative gains, net                           (620,096)    (153,726)
         Securities gains, net                                                        (31,577)     (97,565)
         Gains on loans sold or securitized, net                                     (149,565)    (355,590)
         Other losses, net                                                            119,282       79,283
         Originations and purchases of loans held for sale or securitization      (60,137,780) (29,079,557)
         Principal payments on and proceeds from sales of loans held for sale
           or securitization                                                       56,358,981   34,251,818
         Decrease in accrued  interest receivable                                      19,536       40,315
         Increase in accrued interest payable                                           3,409        7,457
         Net change in other assets and liabilities                                 1,671,356      (50,647)
   --------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by operating activities                               (913,626)   6,151,408
   --------------------------------------------------------------------------------------------------------
   LENDING AND INVESTING ACTIVITIES
       Net decrease in federal funds sold, security resale agreements, and other
         investments                                                                   81,023       62,180
       Purchases of available-for-sale securities                                  (1,831,232)  (1,783,040)
       Proceeds from sales of available-for-sale securities                         1,235,013      853,413
       Proceeds from maturities, calls, and prepayments of available-for-sale
         securities                                                                 2,404,604      966,361
       Net increase in loans                                                       (4,533,824)  (1,074,131)
       Proceeds from sales or securitizations of loans                                846,551    1,607,403
       Net increase in properties and equipment                                      (168,527)     (57,417)
       Acquisitions, net of cash received                                             (33,131)          --
   --------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by lending and investing activities                 (1,999,523)     574,769
   --------------------------------------------------------------------------------------------------------
   DEPOSIT AND FINANCING ACTIVITIES
       Net increase (decrease) in deposits                                          1,663,477   (5,825,898)
       Net increase (decrease) in federal funds borrowed and security
         repurchase agreements                                                      5,584,059   (1,380,925)
       Net decrease in borrowed funds                                              (8,825,984)  (1,919,451)
       Repayments of long-term debt                                                (5,192,455)  (2,059,780)
       Proceeds from issuances of long-term debt, net                              10,297,860    3,713,625
       Dividends paid                                                                (373,012)    (358,817)
       Issuances of common stock                                                       83,055       68,317
       Repurchases of common stock                                                    (37,629)          --
   --------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) deposit and financing activities                  3,199,371   (7,762,929)
   --------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and demand balances due from banks                 286,222   (1,036,752)
   Cash and demand balances due from banks, January 1                               3,756,426    4,403,962
   --------------------------------------------------------------------------------------------------------
   CASH AND DEMAND BALANCES DUE FROM BANKS, JUNE 30                              $  4,042,648  $  3,367,21
   --------------------------------------------------------------------------------------------------------
   SUPPLEMENTAL INFORMATION
       Cash paid for:
         Interest                                                                    $848,747     $971,931
         Income taxes                                                                 666,283      352,369
       Noncash items:
        Transfers of loans to other real estate                                        93,296       80,407
        Trade date purchase of debt securities not yet settled                         12,813           --
        Fair value of AMVESCAP PLC stock received in connection with the sale of
          National Asset Management Corporation preferred stock                             --        1,386
   ==========================================================================================================

    See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                                                             Other
(Dollars in Thousands, Except Per Share    Preferred  Common       Capital    Retained    Comprehensive
Amounts)                                     Stock    Stock        Surplus    Earnings      Income            Total
------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                     $698    $2,429,419    $908,780     $3,970,049    $72,277        $7,381,223
  Comprehensive income:
    Net income                                                                     838,913                      838,913
    Other comprehensive income, net of
     tax:
      Change in unrealized gains and
        losses on securities,
        net of reclassification adjustment
        for net gains
        included in net income                                                                 67,530            67,530
      Change in unrealized gains and
        losses on derivative
        instruments used in cash flow
        hedging relationships,
        net of reclassification
        adjustment for net losses included
        in net income                                                                         (49,381)          (49,381)
                                                                                                            -----------
  Total comprehensive income                                                                                    857,062
  Common dividends declared, $.59 per
    share                                                                         (358,797)                    (358,797)
  Preferred dividends declared                                                         (20)                         (20)

  Issuance of 3,124,519 common shares
    under stock-based compensation plans,
    including related tax effects                        12,498      55,819                                      68,317
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                       $698    $2,441,917    $964,599     $4,450,145    $90,426        $7,947,785
========================================================================================================================

Balance, January 1, 2003                     $ --    $2,445,966    $989,346     $4,805,520    $67,180        $8,308,012
  Comprehensive income:
    Net income                                                                   1,113,139                    1,113,139
    Other comprehensive income, net of
      tax:
    Change in unrealized gains and
      losses on securities,
      net of reclassification adjustment
      for net gains
      included in net income                                                                  (40,027)          (40,027)
    Change in unrealized gains and
      losses on derivative
      instruments used in cash flow
      hedging relationships,
      net of reclassification adjustment
      for net losses
      included in net income                                                                    7,154             7,154
                                                                                                             -----------
  Total comprehensive income                                                                                  1,080,266
  Common dividends declared, $.61 per
  share                                                                            (373,012)                   (373,012)
  Issuance of 3,316,039 common shares
    under stock-based compensation plans,
    including related tax effects                       13,264       69,791                                      83,055
  Repurchase of 1,381,300 common shares                 (5,525)      (1,670)        (30,434)                    (37,629)
------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003                       $ --    $2,453,705   $1,057,467     $5,515,213   $34,307        $9,060,692
========================================================================================================================

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

OTHER REAL ESTATE OWNED: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of nonperforming loans. OREO also includes bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. OREO obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property's appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in value subsequent to transfer are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale.

SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or losses on the income statement. Interest on trading account securities is recorded in interest income. As of June 30, 2003, December 31, 2002, and June 30, 2002, trading account securities totaled $26 million, $15 million, and $19 million, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. As of June 30, 2003, December 31, 2002, and June 30, 2002, there were no securities classified as held to maturity.

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

Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective-interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of and other-than-temporary impairment charges on securities, except for the Corporation's internally-managed equity portfolio comprised primarily of bank and thrift common stock investments (bank stock fund), are determined using the specific-identification method. On January 1, 2003, the Corporation changed to the average-cost method to determine realized gains and losses and other-than-temporary impairment charges on bank stock fund investments, consistent with the manner in which the Corporation manages the investments in this fund. Purchases and sales of securities are recognized on a trade-date basis.

PRINCIPAL INVESTMENTS: Principal investments, which include direct investments in private and public companies and indirect investments in private equity funds, are carried at estimated fair value with changes in fair value recognized in other noninterest income.

Direct investments include equity and mezzanine investments in the form of common stock, preferred stock, limited liability company interests, warrants, and subordinated debt. Direct mezzanine investments in the form of subordinated debt and preferred stock, which earn interest or dividends, are included in other investments on the balance sheet, while the remainder of the direct investments are included in other assets. Indirect investments include ownership interests in private equity funds managed by third-party general partners and are included in other assets on the balance sheet.

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

Interest and dividends on principal investments are recorded in interest income on the statement of income. Principal investment fee income, fair value adjustments, realized gain and losses on the return of capital, and principal investment write-offs are recognized in other noninterest income.

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

A legal opinion regarding legal isolation for each credit card securitization has been obtained by the Bank. The opinion rendered in connection with the 2002 credit card securitization included in its conclusion that the Federal Deposit Insurance Corporation (FDIC) regulation, Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation (Securitization Rule) would be applicable to the transfer of such receivables. The Securitization Rule provides reasonable assurance that neither the FDIC acting as conservator or receiver for the transferring bank subsidiary, nor any other creditor of the bank, may reclaim or recover the receivables from the securitization trust or recharacterize the receivables as property of the transferring bank subsidiary or of the conservatorship or receivership for the bank. The opinion further reasoned, even if the Securitization Rule did not apply, then pursuant to various FDIC pronouncements, the FDIC would uphold the effectiveness of the security interest granted in the financial assets. A legal opinion was obtained for the first step in the automobile loan securitization transaction in 2002, which was structured as a two-step securitization. While noting the transaction fell within the meaning of a "securitization" under the Securitization Rule, in accordance with accounting guidance, an analysis was also rendered under state law as if the transferring Bank was a debtor under the bankruptcy code. The "true sale" opinion provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Bank's receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event. The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to obtain the SBA guarantee. This process has been developed to meet the requirements for sale treatment under SFAS 140.

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

Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale or trading securities portfolio. The Corporation's retained interests in the credit card and automobile loan securitizations are classified as available-for-sale securities. The retained interests in the SBA securitizations are classified as trading securities and are included in other investments on the consolidated balance sheet. Subsequent adjustments to the fair value of retained interests classified as available-for-sale are recorded through other comprehensive income within stockholders' equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Fair value adjustments and other-than-temporary adjustments to retained interests classified as trading securities are recorded in other noninterest expense on the income statement. The Corporation uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved.

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

MORTGAGE SERVICING ASSETS: The Corporation sells mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing asset is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities. Mortgage servicing assets, when purchased, are initially recorded at cost. Mortgage servicing assets are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain mortgage servicing assets hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Changes in fair value resulting from the application of hedge accounting become part of the carrying values of mortgage servicing assets.

The carrying values of mortgage servicing assets (initial capitalized amount, net of accumulated amortization and hedge accounting adjustments) are amortized in proportion to, and over the period of, estimated net servicing income.

Mortgage servicing assets are evaluated for impairment in accordance with SFAS
140. For purposes of determining impairment, the mortgage servicing assets are stratified by certain risk characteristics, primarily loan type and note rate. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value, including hedge accounting adjustments, exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a recovery of income.

Mortgage servicing assets are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries.

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience.

Servicing fees, net of amortization, impairment, and related derivative gains and losses are recorded in mortgage banking revenue on the income statement.

STOCK-BASED COMPENSATION: Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123, Accounting for Stock-Based Compensation. Under the guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Corporation began applying the recognition provisions of SFAS 123 to all awards granted to employees after January 1, 2003. Compensation expense for option awards granted in 2003 will be determined based on the estimated fair value of the award at the date of grant and recognized ratably in the income statement over the option's vesting period. Stock options granted prior to January 1, 2003, will continue to be accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the market price of the stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all unvested stock awards. The remaining outstanding options accounted for under APB 25 vest through 2005. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant. The adoption of the recognition provisions of SFAS 123 did not have a significant impact on the determination of compensation expense for restricted share awards.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards. Also included in the pro forma net income and earnings per share is the after-tax expense, net of minority interest benefit, related to option awards granted by the Corporation's 85%-owned payment processing subsidiary, National Processing, Inc., on its common stock.

  ----------------------------------------------------------------------------------------
                                           Three Months Ended       Six Months Ended
                                                 June 30                 June 30
  ----------------------------------------------------------------------------------------
  (In Thousands, Except Per Share           2003        2002        2003        2002
  Amounts)
  ----------------------------------------------------------------------------------------

  Net income, as reported                  $616,591   $ 392,782  $1,113,139    $838,913
  Add: option expense included in
    reported net income, net of related
    tax effects
    National City common stock                1,980          --       2,297          --
    National Processing common stock              4          --           4          --
  Less: total option expense determined
    under fair value method for all option
    awards, net of related tax effects
    National City common stock              (12,527)    (10,595)    (23,701)    (20,750)
    National Processing common stock         (1,525)     (1,613)     (3,199)     (2,879)
  ----------------------------------------------------------------------------------------
  Pro forma net income                     $604,523   $ 380,574  $1,088,540    $815,284
  ----------------------------------------------------------------------------------------
  Pro forma net income per share:
    Basic -- as reported                       $1.01        $.65       $1.82       $1.38
    Basic -- pro forma                           .99         .62        1.78        1.34
    Diluted -- as reported                       .99         .63        1.80        1.36
    Diluted -- pro forma                         .98         .62        1.76        1.32
  ========================================================================================

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted on National City common stock:

  ----------------------------------------------------------------------------------------
                                               Three Months Ended     Six Months Ended
                                                    June 30               June 30
  ----------------------------------------------------------------------------------------
                                                 2003      2002       2003       2002
  ----------------------------------------------------------------------------------------

  Risk-free interest rate                          3.0%       3.9%     3.1%        3.9%
  Expected dividend yield                          4.5        4.2      4.5         4.2
  Expected volatility                             27.3       25.9     27.3        25.9
  Expected option life (in years)                    5          5        5           5
  Weighted-average grant-date fair value of
    options                                      $5.53      $5.74    $5.39       $5.67
  ========================================================================================

The weighted-average assumptions used to value the National Processing option grants are disclosed in National Processing, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the United States Securities and Exchange Commission (SEC) and is accessible at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the Financial Accounting Standards Board
(FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective for the Corporation on June 1, 2003 for any new qualifying financial instruments that were subsequently entered into or modified. The provisions of SFAS 150 for all other qualifying instruments within its scope are effective as of July 1, 2003. The adoption of this standard did not have a material impact on the Corporation's results of operations, financial position, or liquidity.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Corporation's results of operations, financial position, or liquidity.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

The Corporation holds various investments and is involved with various entities that, for purposes of FIN 46, are evaluated to determine whether consolidation or further disclosure as a significant interest holder is required. Such interests subject to evaluation include, but are not limited to, low-income housing, trust preferred securities, small business commercial real estate, historic tax credit projects, principal investments, leveraged leases, and strategic investment funds.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and became effective on July 1, 2003, for entities in which the Corporation held a variable interest prior to February 1, 2003. There was no material impact to the Corporation's financial condition or results of operations as of and for the quarter ended June 30, 2003 as a result of applying the provisions of FIN 46 to new entities created or acquired after February 1, 2003. Management continues to evaluate various interests acquired prior to February 1, 2003 to assess whether consolidation or further disclosure of a VIE is required under FIN 46.

GUARANTEES: In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires the guarantor to recognize a liability for the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, while other guarantees are subject to just the disclosure requirements of FIN 45 but not to the recognition provisions. The disclosure requirements of FIN 45 were effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Corporation are disclosed in Note
19. The implementation of the accounting requirements of FIN 45 did not have a material impact on the Corporation's results of operations, financial position, or liquidity.

ACCOUNTING FOR STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which provides guidance to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects.

Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123. Refer to Notes 1 and 20 for further discussion on the Corporation's adoption of SFAS 148. National City estimates the income statement impact associated with expensing stock-based compensation, including stock options and restricted stock grants, will be approximately $32 million pretax and $23 million, or $.04 per diluted share, after tax, in 2003. As the cost of anticipated future awards is phased in through 2007, the annual impact will rise to approximately $.12 per diluted share, assuming options and restricted stock are granted in future years at a similar level and under similar market conditions to 2003. The actual impact per diluted share may vary in the event the fair value or the number of options and shares granted increases or decreases from the current estimate, or if the current accounting guidance changes.

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

ASSET RETIREMENT OBLIGATIONS: In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard became effective for the Corporation on January 1, 2003 and its adoption did not have a material impact on the Corporation's results of operations, financial position, or liquidity.

3. NON-GAAP FINANCIAL MEASURES

In January 2003, the SEC issued Regulation G, Conditions for Use of Non-GAAP Financial Measures. A non-GAAP financial measure is a numerical measure of a company's historical or future performance, financial position, or cash flow that excludes (includes) amounts or adjustments that are included (excluded) in the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Regulation G requires companies that present non-GAAP financial measures to disclose a numerical reconciliation to the most directly comparable measurement using GAAP. Management does not believe it has used any non-GAAP financial measure in this Quarterly Report on Form 10-Q.

4. RESTRUCTURING CHARGES

In January 2003, the Corporation implemented various cost-reduction initiatives focused on improving the long-term profitability of National City. In connection with the cost-reduction initiatives, severance and related charges totaling $71 million were recorded in the first quarter of 2003. Of this amount, $67 million was recorded to salaries, benefits, and other personnel expense on the income statement and was associated with a voluntary retirement program and position eliminations made across the Corporation's lines of business. The remaining $4 million was recorded to third-party services expense and was incurred for outplacement services offered to employees whose positions were eliminated. A liability for these severance and related charges was accrued during the first quarter of 2003. A rollforward of the liability for severance and related expenses is presented in the table below. Also included in the rollforward is the accrued liability for severance expenses incurred in the normal course of business.

-------------------------------------------------------------------------
                                          Three Months      Six Months
                                             Ended            Ended
(In Thousands)                            June 30, 2003   June 30, 2003
-------------------------------------------------------------------------
Beginning balance                             $ 72,469      $ 17,036
Severance and related charges and
  adjustments                                     (103)       71,034
Payments                                       (45,507)      (61,211)
-------------------------------------------------------------------------
ENDING BALANCE                                $ 26,859      $ 26,859
=========================================================================

5. SECURITIZATION ACTIVITY

The Corporation periodically sells assets through securitization transactions.

During the first quarter of 2003, the Corporation sold four pools of SBA loans, which were securitized, totaling $44 million and recognized a pretax loss of $215 thousand, which was recorded in other noninterest income. Retained interests in the form of interest-only strips were recognized with an initial carrying value of approximately $4 million. The SBA loans securitized were sold servicing released and transaction costs were expensed in conjunction with the sale. No pools of SBA loans were sold during the second quarter of 2003.

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

The Corporation established an automobile receivables trust into which it sold, through securitization on March 27, 2002, $1.1 billion of fixed-rate, closed-end automobile loans. A pretax gain of $25 million on this term securitization was recorded in other noninterest income. Retained interests in the form of interest-only strips, subordinated tranches, and dealer rebate receivables were also recognized with initial carrying values of $41 million, $62 million, and $2 million, respectively. In addition, a servicing asset was established in the amount of $17 million.

A summary of the components of managed loans, which represents both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans. The SBA loans represent securitized loans originally purchased and then sold by the Corporation.


--------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                             AS OF JUNE 30, 2003            JUNE 30, 2003           JUNE 30, 2003
                            ----------------------------------------------------------------------------
                                       Loans Past
                                          Due
                            Principal  30 days or      Average      Net Credit    Average    Net Credit
(In Millions)                Balance      more         Balances       Losses      Balances     Losses
--------------------------------------------------------------------------------------------------------
Type of loan:
  Credit card                $2,438.3    $95.1         $2,408.0        $36.7     $2,395.2        $64.4
  Automobile                  4,461.9     64.1          4,425.0          9.8      4,397.0         23.0
  SBA                            38.9      6.0             39.1          --          32.5          --
--------------------------------------------------------------------------------------------------------
    Total loans managed or
      securitized             6,939.1    165.2          6,872.1         46.5      6,824.7         87.4
Less:
  Loans securitized:
     Credit card              1,450.0     51.9          1,450.0         20.8      1,450.0         36.2
     Automobile                 653.7      9.2            698.2          2.3        744.3          5.0
     SBA                         38.9      6.0             39.1          --          32.5          --
  Loans held for
    securitization:
     Credit card                 --        --              --            --          --            --
     Automobile                  --        --              --            --          --            --
     SBA                         --        --              --            --          --            --
--------------------------------------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO  $4,796.5    $98.1         $4,684.8        $23.4     $4,597.9        $46.2
========================================================================================================

-------------------------------------------------------------------------------------------------
                                                      Three Months Ended      Six Months Ended
                             As of June 30, 2002        June 30, 2002           June 30, 2002
                            ---------------------------------------------------------------------
                                       Loans Past
                                          Due
                             Principal 30 days or  Average   Net Credit    Average   Net Credit
(In Millions)                Balance     more      Balances     Losses     Balances     Losses
-------------------------------------------------------------------------------------------------
Type of loan:
  Credit card               $2,268.6     $78.4     $2,216.6     $29.3     $2,214.2      61.0
  Automobile                 4,322.2      65.4      4,316.8       8.0      4,351.8      22.5
  SBA                            --        --            --        --         --          --
-------------------------------------------------------------------------------------------------
    Total loans managed or
      securitized            6,590.8     143.8      6,533.4      37.3      6,566.0      83.5
Less:
  Loans securitized:
     Credit card             1,450.0      44.8      1,450.0      18.3      1,379.6      36.1
     Automobile              1,016.2       6.5      1,059.5        .1        551.1        .1
     SBA                         --        --            --        --         --          --
  Loans held for
    securitization:
     Credit card                 --        --            --        --         70.4        --
     Automobile                  --        --            --        --        500.8        --
     SBA                         --        --            --        --         --          --
-------------------------------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO $4,124.6     $92.5     $4,023.9     $18.9     $4,064.1     $47.3
=================================================================================================

The Corporation's on-balance-sheet credit card receivables are expected to increase following the revolving period of the securitization, which generally approximates 48 months.

Certain cash flows received from the structured entities associated with the loan sales described above follow:

------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    JUNE 30, 2003                    JUNE 30, 2003
                                          ------------------------------------------------------------------
                                          Credit Card Automobile     SBA    Credit Card Automobile    SBA
------------------------------------------------------------------------------------------------------------
(In Millions)
------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations            $  --      $  --       $  --      $  --      $  --      $40.3
Proceeds from collections reinvested in
  previous securitizations                    760.0        --          --     1,518.4        --          --
Servicing fees received                         7.3         1.8        --        14.6         3.8        --
Other cash flows received on retained
  interest                                     19.7         3.9         .2       44.0         9.3       .3
Proceeds from sales of previously
  charged-off accounts                           .3        --          --          .7        --          --
Purchases of delinquent or foreclosed
  assets                                        --         --          --         --         --          --
Repayments of servicing advances                --         --          --         --         --          --
============================================================================================================

                                                 Three Months Ended                Six Months Ended
                                                    June 30, 2002                    June 30, 2002
                                          ------------------------------------------------------------------
                                             Credit Card      Automobile      Credit Card     Automobile
------------------------------------------------------------------------------------------------------------
(In Millions)
------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations            $   --             $  --           $  397.4       $1,041.0
Proceeds from collections reinvested in
  previous securitizations                     759.7               --            1,461.4           --
Servicing fees received                          7.3               3.2              14.6            3.2
Other cash flows received on retained
  interest                                      23.3               1.7              46.2            1.7
Proceeds from sales of previously
  charged-of accounts                             .5               --                1.0            --
Purchases of delinquent or foreclosed
  assets                                         --                --                 --            --
Repayments of servicing advances                 --                --                 --            --
------------------------------------------------------------------------------------------------------------

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2003 fair values to immediate 10% and 20% adverse changes in those assumptions follows. The sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

-------------------------------------------------------------------------------------------------------------
                                            Weighted-
                                             average     Variable     Monthly   Expected
                                               Life    Annual Coupon Principal   Annual    Annual
                                     Fair      (in       Rate To     Repayment   Credit   Discount
(Dollars in Millions)               Value   months)(b)  Investors(b)  Rate(b)   Losses(b)  Rate(b)  Yield(b)
-------------------------------------------------------------------------------------------------------------
CREDIT CARD LOANS
 Interest-only strips(a)
   AS OF JUNE 30, 2003               $6.9        3.3          1.34%     17.47%    5.83%    15.00%    10.60%
     Decline in fair value of 10%
       adverse Change                                          $.4        $.5     $2.3        --      $4.1
      Decline in fair value of 20%
       adverse Change                                           .9         .9      4.6        --       6.9
=============================================================================================================

(a) Represents interest-only strips recognized in connection with the credit card securitization series 2000-1, 2001-1 and 2002-1
(b) Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitization series

-------------------------------------------------------------------------------------------------------------
                                               Weighted-     Monthly     Expected
                                                average    Prepayment   Cumulative     Annual    Weighted-
                                       Fair       Life        Speed       Credit      Discount    average
(Dollars in Millions)                 Value   (in months)  (% ABS)(a)    Losses(c)      Rate       Coupon
-------------------------------------------------------------------------------------------------------------
AUTOMOBILE LOANS
  SERIES 2002-A
    Interest-only strip
      AS OF JUNE 30, 2003             $19.3        16.3         1.40%         2.16%    12.00%       8.71%
        Decline in fair value of
          10% adverse Change                                    $1.2          $2.2        $.4       $6.8
        Decline in fair value of
          20% adverse Change                                     2.2           4.1         .8       13.3
    Servicing asset
      AS OF JUNE 30, 2003(b)           $7.2        12.2         1.40%         2.16%    12.00%       8.71%
        Decline in fair value of
          10% adverse Change                                     $.4           --         $.1         --
        Decline in fair value of
          20% adverse Change                                      .8           --          .2        $.1
=============================================================================================================

(a) Absolute prepayment speed
(b) Carrying value of servicing asset at June 30, 2003 was $7.2 million
(c) The expected static pool loss assumption performed consistent with the expected cumulative credit loss assumptions

-------------------------------------------------------------------------------------------------------------
                                                           Weighted-
                                                            average
                                                              Life       Constant     Annual     Weighted-
                                                 Fair         (in       Prepayment   Discount     average
(Dollars in Millions)                            Value     months)(a)    Rate(a)      Rate(a)    Spread(a)
-------------------------------------------------------------------------------------------------------------
SBA LOANS
    Interest-only strips
      AS OF JUNE 30, 2003                         $3.5         53.0        16.13%       10.00%       2.82%
        Decline in fair value of 10% adverse
          change                                                             $.1          $.1         $.4
        Decline in fair value of 20% adverse
          change                                                             $.2          $.2          .7
=============================================================================================================

(a) Represents weighted-average assumptions and aggregate declines in fair value for all securitized pools

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

7. LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans outstanding, net of unearned income including deferred loan fees and costs, were $291 million, $390 million, and $477 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

The loan portfolio includes lease financing receivables consisting of direct financing and leveraged leases on equipment, which are included in commercial loans on the consolidated balance sheet, and retail automobile lease financings, which are included in other consumer loans on the consolidated balance sheet. The direct financing and leveraged leased equipment consists primarily of manufacturing and mining equipment, commercial trucks and trailers, railroad equipment, and airplanes. The Corporation ceased originating retail automobile leases in December 2000 and the portfolio is running off over time. A summary of lease financings by type at June 30 follows:

------------------------------------------------------------------------------------------
(In Thousands)                                                      2003          2002
------------------------------------------------------------------------------------------
COMMERCIAL
  Direct financings                                             $1,228,698    $1,530,017
  Leveraged leases                                                 304,796       317,908
------------------------------------------------------------------------------------------
    TOTAL COMMERCIAL LEASE FINANCINGS                            1,533,494     1,847,925
CONSUMER
  Retail automobile lease financings                               327,312       870,319
------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN LEASE FINANCINGS                        $1,860,806    $2,718,244
==========================================================================================

The components of the net investment in lease financings at June 30 follow:

------------------------------------------------------------------------------------------
(In Thousands)                                                   2003          2002
------------------------------------------------------------------------------------------
COMMERCIAL
  Lease payments receivable                                     $1,360,044   $1,687,270
  Estimated residual value of leased assets                        502,399      589,740
------------------------------------------------------------------------------------------
  Gross investment in commercial lease financings                1,862,443    2,277,010
  Unearned income                                                 (328,949)    (429,085)
------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN COMMERCIAL LEASE FINANCINGS              1,533,494    1,847,925
------------------------------------------------------------------------------------------
CONSUMER
  Lease payments receivable                                         86,381      290,987
  Estimated residual value of leased assets                        262,889      657,627
 ------------------------------------------------------------------------------------------
  Gross investment in consumer lease financings                    349,270      948,614
  Unearned income                                                  (21,958)     (78,295)
------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN CONSUMER LEASE FINANCINGS               $  327,312   $  870,319
==========================================================================================

A rollforward of the residual value component of lease financings follows:

-------------------------------------------------------------------------------------------------------------
                                         Three Months Ended         Six Months Ended
                                               June 30                   June 30
------------------------------------------------------------------------------------------
(In Thousands)                           2003         2002          2003         2002
------------------------------------------------------------------------------------------
COMMERCIAL
  Beginning balance                     $509,556     $587,284      $561,438     $595,867
  Additions                                9,787       17,332        11,090       26,027
  Maturities and terminations            (16,483)     (10,256)      (32,274)     (27,534)
  Write-downs                               (461)      (4,620)      (37,855)      (4,620)
------------------------------------------------------------------------------------------
ENDING BALANCE                          $502,399     $589,740      $502,399     $589,740
------------------------------------------------------------------------------------------
CONSUMER
  Beginning balance                     $348,523     $786,586      $446,872     $862,428
  Additions                                   --           --            --           --

  Maturities and terminations            (85,634)     (91,277)     (158,728)    (153,949)
  Write-downs                                 --      (37,682)      (25,255)     (50,852)
------------------------------------------------------------------------------------------
ENDING BALANCE                          $262,889     $657,627      $262,889     $657,627
==========================================================================================

The commercial lease residual value write-downs recorded during the first six months of 2003 were primarily associated with various commercial aircraft leases. The write-downs consisted of $16 million attributable to decreases in the residual values of airplanes which were charged to other noninterest expense, $6 million attributable to credit losses which were charged to the allowance for loan losses, and $16 million attributable to the write-off of unearned income and other related accounts.

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

-----------------------------------------------------------------------------------------
                                        Three Months Ended         Six Months Ended
                                             June 30                   June 30
-----------------------------------------------------------------------------------------
(In Thousands)                           2003        2002         2003          2002
-----------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD         $1,128,249   $1,000,043  $1,098,588  $  997,331
Provision                                 183,147      165,476     383,380     354,116
Allowance related to loans sold or
  securitized                                  --         --            --      (4,477)
Charge-offs:
  Commercial                              101,180       71,963     204,783     177,919
  Real estate - commercial                  5,540        8,199       8,341      10,524
  Real estate - residential                30,985       19,656      72,197      43,448
  Home equity lines of credit               5,927        4,791      11,524       9,532
  Credit cards and other unsecured
    lines of credit                        25,036       19,073      46,846      41,691
  Other consumer                           29,558       38,678      64,814      93,369
-----------------------------------------------------------------------------------------
     Total charge-offs                    198,226      162,360     408,505     376,483
Recoveries:
  Commercial                               10,642        4,250      21,723      11,828
  Real estate - commercial                    353        1,060         864       1,751
  Real estate - residential                 5,675        1,135      16,192       1,982
  Home equity lines of credit               1,700        1,216       3,212       2,209
  Credit cards and other unsecured
    lines of credit                         1,888        1,622       4,045       4,208
  Other consumer                           13,670       18,045      27,599      38,022
-----------------------------------------------------------------------------------------
     Total recoveries                      33,928       27,328      73,635      60,000
Net charge-offs                           164,298      135,032     334,870     316,483
-----------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD               $1,147,098   $1,030,487  $1,147,098  $1,030,487
=========================================================================================

Nonperforming loans totaled $707 million, $702 million, and $704 million as of June 30, 2003, December 31, 2002, and June 30, 2002, respectively. For loans classified as nonperforming at June 30, 2003, the contractual interest due and actual interest recognized on those loans for the first half of 2003 was $33 million and $5 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $411 million, $391 million, and $412 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. Average impaired loans for the first six months of 2003 and 2002 totaled $392 million and $311 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of June 30, 2003, December 31, 2002, and June 30, 2002 was $57 million, $76 million, and $76 million, respectively. At June 30, 2003, December 31, 2002, and June 30, 2002, impaired loans with an associated allowance totaled $174 million, $206 million, and $238 million, respectively, while impaired loans with no associated allowance totaled $237 million, $185 million, and $174 million, respectively, for these same period ends. There was no interest recognized during the six months ended June 30, 2003 and 2002 on impaired loans while they were considered impaired.

8. SECURITIES

Securities available for sale follow:

--------------------------------------------------------------------------------
                                                   AMORTIZED          FAIR
(In Thousands)                                        COST           VALUE
--------------------------------------------------------------------------------
JUNE 30, 2003

U.S. Treasury and Federal agency debentures       $   972,870      $1,036,932
Mortgage-backed securities                          3,654,974       3,794,784
Asset-backed and corporate debt securities          1,222,811       1,227,745
States and political subdivisions                     691,150         753,733
Other                                                 553,933         564,156
--------------------------------------------------------------------------------
TOTAL SECURITIES                                   $7,095,738      $7,377,350
--------------------------------------------------------------------------------

December 31, 2002

U.S. Treasury and Federal agency debentures        $1,084,077      $1,143,923
Mortgage-backed securities                          4,552,641       4,779,566
Asset-backed and corporate debt securities          1,815,549       1,817,958
States and political subdivisions                     650,747         702,669
Other                                                 765,065         767,152
--------------------------------------------------------------------------------
TOTAL SECURITIES                                   $8,868,079      $9,211,268
--------------------------------------------------------------------------------

June 30, 2002

U.S. Treasury and Federal agency debentures       $   979,058      $1,018,574
Mortgage-backed securities                          5,659,146       5,834,447
Asset-backed and corporate debt securities            353,792         357,871
States and political subdivisions                     676,812         720,604
Other                                                 864,766         868,508
--------------------------------------------------------------------------------
TOTAL SECURITIES                                   $8,533,574      $8,800,004
================================================================================

The other category includes Federal Reserve Bank and Federal Home Loan Bank stock, certain retained interests in securitizations, and the Corporation's internally managed equity portfolio comprised primarily of bank and thrift common stock investments (bank stock fund). The bank stock fund had a cost basis and fair value of $61 million and $69 million, respectively, at June 30, 2003, compared to a cost basis and fair value of $75 million and $71 million, respectively, at December 31, 2002, and a cost basis and fair value of $155 million and $153 million, respectively, at June 30, 2002.

Gross unrealized gains for the total securities portfolio totaled $292 million, $353 million, and $277 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. Gross unrealized losses at the same period ends totaled $10 million, $10 million, and $11 million, respectively. Net unrealized gains and losses in the available-for-sale securities portfolio are included, net of tax, in accumulated other comprehensive income within stockholders' equity or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in other noninterest income on the income statement.

For the six months ended June 30, 2003 and 2002, gross securities gains of $34 million and $98 million, respectively, were recognized. For the six months ended June 30, 2003, gross securities losses of $2 million were recognized. There were no gross securities losses recognized during the first six months of 2002.

At June 30, 2003, the carrying value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, and derivative instruments totaled $6 billion.

At June 30, 2003, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders' equity.

9. PRINCIPAL INVESTMENTS

The Corporation's principal investment portfolio is managed within the Wholesale Banking line of business. The principal investment portfolio primarily consists of investments in the consumer and retail, manufacturing, automotive, building products, and commercial services industries with no single industry constituting greater than 20% of the total portfolio. A rollforward of principal investments follows:

----------------------------------------------------------------------------------------------------
                                           Three Months Ended June 30    Six Months Ended June 30
(In Thousands)                                2003           2002          2003           2002
----------------------------------------------------------------------------------------------------
DIRECT INVESTMENTS
  Carrying value at beginning of period     $328,607      $290,474       $317,089      $286,333
  Investments -- new fundings                 28,441        30,147         44,163        40,872
  Reclassifications                          (12,415)           --        (12,415)           --
  Returns of capital and write-offs           (5,149)       (1,302)        (9,669)       (4,950)
  Fair value adjustments                     (14,644)          132        (14,328)       (2,804)
----------------------------------------------------------------------------------------------------
  Carrying value at end of period           $324,840      $319,451       $324,840      $319,451
----------------------------------------------------------------------------------------------------
INDIRECT INVESTMENTS:
  Carrying value at beginning of period     $264,638      $219,616       $254,899      $209,051
  Investments -- new fundings                 11,381        19,895         24,992        31,543
  Reclassifications                           12,415            --         12,415            --
  Returns of capital and write-offs           (4,460)       (1,223)        (8,381)       (2,297)
  Fair value adjustments                         110          (634)           159          (643)
----------------------------------------------------------------------------------------------------
  Carrying value at end of period           $284,084      $237,654       $284,084      $237,654
----------------------------------------------------------------------------------------------------
TOTAL PRINCIPAL INVESTMENTS:
  Carrying value at beginning of period     $593,245      $510,090       $571,988      $495,384
  Investments -- new fundings                 39,822        50,042         69,155        72,415
  Reclassifications                               --            --             --            --
  Returns of capital and write-offs           (9,609)       (2,525)       (18,050)       (7,247)
  Fair value adjustments                     (14,534)         (502)       (14,169)       (3,447)
----------------------------------------------------------------------------------------------------
  CARRYING VALUE AT END OF PERIOD           $608,924      $557,105       $608,924      $557,105
====================================================================================================

----------------------------------------------------------------------------------------------------
                                           Three Months Ended June 30    Six Months Ended June 30
(In Thousands)                                2003           2002          2003           2002
----------------------------------------------------------------------------------------------------
PRINCIPAL INVESTMENT REVENUE (a)              $6,842        $5,905        $15,535       $11,555
----------------------------------------------------------------------------------------------------
NET PRINCIPAL INVESTMENT GAINS (LOSSES)(b)   (16,388)       (1,860)        (9,924)       (3,767)
====================================================================================================

(a) Consists primarily of interest, dividends, and fee income
(b) Consists of fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs

Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 19.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Refer to Note 1 for the accounting policies related to goodwill and other intangible assets. At June 30, 2003, December 31, 2002 and June 30, 2002, goodwill totaled $1.1 billion. A rollforward of goodwill by reporting unit follows:

----------------------------------------------------------------------------------------
                                JANUARY 1      GOODWILL     IMPAIRMENT      JUNE 30
(In Thousands)                    2003         ACQUIRED       LOSSES          2003
----------------------------------------------------------------------------------------
Consumer and Small Business
   Financial Services         $  512,731     $     550             --    $  513,281
Wholesale Banking                 86,729            --             --        86,729
National Consumer Finance        261,387            --             --       261,387
Asset Management                 126,207            --             --       126,207
National Processing               91,227        23,968             --       115,195
Parent and Other                      --            --             --            --
----------------------------------------------------------------------------------------
TOTAL                         $1,078,281       $24,518             --    $1,102,799
========================================================================================

On June 9, 2003, National Processing, Inc., the Corporation's 85%-owned payment processing subsidiary, acquired Bridgeview Payment Solutions, Inc. (BPS) from Bridgeview Bank and Trust Company for $32 million in cash. The preliminary allocation of the purchase price increased goodwill by approximately $24 million. The remainder of the purchase price was primarily allocated to merchant contracts, which were recorded as other intangible assets and are being amortized on a straight-line basis over five years. The results of operations for BPS have been included in the consolidated financial statements since the date of acquisition.

In addition, during the second quarter of 2003, the Consumer and Small Business Financial Services line of business acquired a teleconsulting business and capitalized goodwill and other intangible assets of $550 thousand and $1 million, respectively. The other intangible assets capitalized are being amortized over a period of four years.

The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, and merchant portfolios and other intangibles. Merchant portfolio intangibles relate to merchant card customer portfolios acquired by National Processing. These intangible assets continue to be amortized over their estimated useful lives, which range from one to 10 years.

A summary of core deposit, credit card, and merchant portfolios and other intangible assets follows:

-----------------------------------------------------------------------------------
                                           JUNE 30     December 31     June 30
(In Thousands)                              2003          2002           2002
-----------------------------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
  Gross carrying amount                  $  93,328     $ 93,328      $ 93,328
  Less: accumulated amortization            71,665       65,169        58,672
-----------------------------------------------------------------------------------
  NET CARRYING AMOUNT                       21,663       28,159        34,656
-----------------------------------------------------------------------------------
CREDIT CARD INTANGIBLES
  Gross carrying amount                     17,323       17,323        16,405
  Less: accumulated amortization            13,708       12,990        12,270
-----------------------------------------------------------------------------------
  NET CARRYING AMOUNT                        3,615        4,333         4,135
-----------------------------------------------------------------------------------
MERCHANT PORTFOLIOS AND OTHER
INTANGIBLES
  Gross carrying amount                     74,436       63,577        59,677
  Less: accumulated amortization            25,212       21,496        17,968
-----------------------------------------------------------------------------------
  NET CARRYING AMOUNT                       49,224       42,081        41,709
-----------------------------------------------------------------------------------
TOTAL FINITE-LIVED INTANGIBLES
  Gross carrying amount                    185,087      174,228       169,410
  Less: accumulated amortization           110,585       99,655        88,910
-----------------------------------------------------------------------------------
  NET CARRYING AMOUNT                    $  74,502     $ 74,573      $ 80,500
===================================================================================

Amortization expense on finite-lived intangible assets totaled $6 million and $5 million for the three months ended June 30, 2003 and 2002, respectively. Amortization expense on finite-lived intangible assets totaled $11 million and $10 million for the six months ended June 30, 2003 and 2002, respectively. Amortization expense on finite-lived intangible assets is expected to total $23 million, $22 million, $10 million, $8 million, and $7 million in 2003, 2004, 2005, 2006, and 2007, respectively.

11. MORTGAGE SERVICING ASSETS

The unpaid principal balance of residential mortgage loans serviced for third parties was $119.9 billion at June 30, 2003, compared to $101.9 billion at December 31, 2002 and $94.6 billion at June 30, 2002.

The net carrying value of mortgage servicing assets follows:

-----------------------------------------------------------------------------------
                                                         JUNE 30       June 30
(In Thousands)                                            2003           2002
-----------------------------------------------------------------------------------
Initial carrying value adjusted for amortization      $1,182,188    $1,754,943
SFAS 133 hedge basis adjustments                        (325,927)     (340,359)
-----------------------------------------------------------------------------------
Carrying value before valuation allowance                856,261     1,414,584
Impairment valuation allowance                          (122,841)     (346,184)
-----------------------------------------------------------------------------------
NET CARRYING VALUE                                    $  733,420    $1,068,400
===================================================================================

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follows:

---------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended June 30   Six Months Ended June 30
(In Thousands)                                            2003           2002          2003          2002
---------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING ASSETS
 Balance at beginning of period                       $1,109,696    $ 1,622,788    $   998,743   $ 1,407,641
 Additions                                               258,048        205,634       525,355       500,538
 Amortization                                           (137,079)       (77,533)     (285,000)     (146,586)
 SFAS 133 hedge basis adjustments                       (122,238)      (331,515)     (128,365)     (337,542)
 Application of valuation allowance to directly
   write-down servicing assets                          (247,351)            --      (247,351)           --
 Sales                                                    (4,815)        (4,790)       (7,121)       (9,467)
---------------------------------------------------------------------------------------------------------------
CARRYING VALUE BEFORE VALUATION ALLOWANCE AT END OF
PERIOD                                                $   856,261   $ 1,414,584    $   856,261   $ 1,414,584
===============================================================================================================
VALUATION ALLOWANCE
 Balance at beginning of period                       $  (296,384)  $  (258,928)   $  (383,550)  $  (271,937)
 Impairment (charges) recoveries                          (73,808)      (87,256)        13,358       (74,247)
Application of valuation allowance to directly
  write-down servicing assets                             247,351            --        247,351           --
---------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                              $  (122,841)  $  (346,184)   $  (122,841)  $  (346,184)
---------------------------------------------------------------------------------------------------------------
NET CARRYING VALUE OF MORTGAGE SERVICING ASSETS AT
 END OF PERIOD                                        $   733,420   $ 1,068,400    $   733,420   $ 1,068,400
===============================================================================================================

Mortgage servicing assets are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the mortgage servicing assets, including hedge accounting adjustments, exceeds the fair value and is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. During the second quarter of 2003, management determined that $247 million of previously established valuation allowance was not recoverable and reduced both the asset and the valuation allowance.

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience.

The key economic assumptions used to estimate the value of the mortgage servicing assets at June 30, 2003 and June 30, 2002 are presented in the table that follows. A sensitivity analysis of the current fair value of the mortgage servicing assets to immediate 10% and 20% adverse changes in those assumptions as of June 30, 2003 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing assets is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

-------------------------------------------------------------------------------
                                                   JUNE 30        June 30
(Dollars in Thousands)                              2003            2002
-------------------------------------------------------------------------------
Fair value                                         $733,420       $1,068,400
Weighted-average life (in years)                        1.7              3.9
Weighted-average constant prepayment rate (CPR)       46.69%           23.04%
Weighted-average discount rate                         9.30             9.95
Prepayment rate:
  Decline in fair value from 10% adverse change    $ 59,839
  Decline in fair value from 20% adverse change     118,074
Discount rate:


  Decline in fair value from 10% adverse change     12,771
  Decline in fair value from 20% adverse change     25,029
-----------------------------------------------------------------------------





The key economic assumptions used in determining the fair value of mortgage servicing assets capitalized during the first six months of 2003 and 2002 were as follows:

                                                      2003           2002
-----------------------------------------------------------------------------
Weighted-average CPR                                  36.01%         18.01%
Weighted-average life (in years)                        3.3            4.4
Weighted-average discount rate                         9.36%         10.91%
-----------------------------------------------------------------------------

Since June 30, 2002, actual and expected mortgage loan prepayments increased due to a decline in market interest rates. The increase in the prepayment rate has in turn lowered the amount of serving asset capitalized at the time of loan sale and reduced the fair value of the servicing assets. During the first half of 2003, a recovery of temporary impairment was recognized on certain mortgage servicing assets whose values increased due to rising interest rates during the period but which could not be recognized under SFAS 133.

Risk associated with declines in the estimated fair value of mortgage servicing assets due to increases in mortgage loan prepayments is managed using derivative instruments that are expected to increase in value when interest rates decline. Because derivative instruments that reflect the exact opposite risk profile of the mortgage servicing assets are effectively not available in the capital markets, management uses a variety of derivative instruments whose fair value changes are expected to offset changes in the value of the mortgage servicing assets. Because the risk profile of the derivatives is not exactly the same as the mortgage servicing assets, changes in the value of the derivative instruments may not exactly offset the change in value of the mortgage servicing assets. The Corporation manages the risk to an immediate reduction in the fair value of its mortgage servicing assets within guidelines set forth by the Asset/Liability Management Committee. Notes 1 and 22 provide further discussion on how derivative instruments are accounted for, the nature of the derivative instruments used, the risks associated with the use of derivative instruments, and detail of ineffective hedge and other derivative gains and losses. During the three and six months ended June 30, 2003, net gains totaling $307 million and $390 million, respectively, were recognized on derivative instruments used to hedge the value of mortgage servicing assets and included in mortgage banking revenue on the income statement. A discussion of mortgage banking revenue is included in the financial review on pages 50-51.

12. BORROWED FUNDS

Detail of borrowed funds follows:

----------------------------------------------------------------------------------------
                                        JUNE 30         December 31        June 30
(In Thousands)                            2003             2002              2002
----------------------------------------------------------------------------------------
U.S. Treasury notes                    $1,549,613     $  8,881,947        $6,285,470
Senior bank notes                         290,000        1,560,000                --
Commercial paper and other                828,312        1,051,962           373,821
----------------------------------------------------------------------------------------
TOTAL BORROWED FUNDS                   $2,667,925      $11,493,909        $6,659,291
========================================================================================

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial and residential real estate loans. The funds are placed at the discretion of the U.S. Treasury. At June 30, 2003, $1.5 billion of notes were callable on demand by the U.S. Treasury, compared to $7.9 billion and $6.3 billion at December 31, 2002 and June 30, 2002, respectively. At December 31, 2002, $1.0 billion of the notes were term notes with a stated maturity of less than one month.

The senior bank notes are issued by National City's bank subsidiaries and have maturities of six months or less.

Commercial paper borrowings are issued by the Corporation's subsidiary, National City Credit Corporation, and have maturities of six months or less.

13. LONG-TERM DEBT

The composition of long-term debt follows:

----------------------------------------------------------------------------------------
                                        JUNE 30         December 31        June 30
(In Thousands)                            2003             2002              2002
----------------------------------------------------------------------------------------
3.20% senior notes due 2008         $     303,998    $         --         $      --
6.625% subordinated notes due 2004        249,914          249,849           249,784
7.75% subordinated notes due 2004         199,722          199,594           199,466
8.50% subordinated notes due 2004         149,926          149,863           149,800
7.20% subordinated notes due 2005         259,705          260,849           258,549
5.75% subordinated notes due 2009         340,763          333,928           313,243
6.875% subordinated notes due 2019        841,560          808,353           739,198
Other                                       1,760            2,640            12,640
----------------------------------------------------------------------------------------
TOTAL HOLDING COMPANY                   2,347,348        2,005,076         1,922,680
6.50% subordinated notes due 2003              --          202,158           205,395
7.25% subordinated notes due 2010         277,526          272,007           254,894
6.30% subordinated notes due 2011         236,715          231,006           215,211
7.25% subordinated notes due 2011         198,362          198,263           198,165
6.25% subordinated notes due 2011         351,294          342,357           318,454
6.20% subordinated notes due 2011         567,184          550,307           509,174
4.63% subordinated notes due 2013         299,304               --                --
4.25% subordinated notes due 2018         237,485               --                --
Senior bank notes                      19,239,182       14,998,141        11,553,862
Federal Home Loan Bank advances         4,003,852        3,750,980         3,746,616
----------------------------------------------------------------------------------------
TOTAL BANK SUBSIDIARIES                25,410,904       20,545,219        17,001,771
----------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                  $27,758,252      $22,550,295       $18,924,451
========================================================================================

The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. The Corporation uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by hedging the fair value of certain fixed-rate debt by converting the debt to variable rate and by hedging the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Further discussion on derivative instruments is included in Notes 1 and 22.

The subordinated notes of the holding company and bank subsidiaries qualify for Tier 2 capital under the regulatory capital requirements of the federal banking agencies. Further discussion on regulatory capital requirements is included in
Note 15.

At June 30, 2003, the par values of senior debt, subordinated debt, senior bank notes, and long-term advances from the Federal Home Loan Bank (FHLB) totaled $300 million, $3.8 billion, $19.1 billion and $4.0 billion, respectively.

All senior notes and subordinated notes of the holding company and subordinated notes of the bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. Subordinated notes with a par amount of $550 million were issued by the bank subsidiaries during the first half of 2003. In March 2003, the holding company issued senior notes with a par value of $300 million. At June 30, 2003, the entire balance of the fixed-rate senior notes was effectively converted to variable-rate debt based upon the three-month London Interbank Offering Rate (LIBOR) through the use of interest rate swaps. Additionally, through the use of interest rate swaps, as of June 30, $2.6 billion of fixed-rate subordinated debt was effectively converted to variable-rate debt based on the three-month LIBOR rate.

Senior bank notes are issued by National City's bank subsidiaries. During the first six months of 2003, senior bank notes with a par value of $8.9 billion were issued by the bank subsidiaries. At June 30, 2003, senior bank notes totaling $1.7 billion were contractually based on a fixed rate of interest and $17.5 billion were contractually based on a variable rate of interest. The weighted-average contractual interest rates for fixed and variable-rate senior bank notes at June 30 were 2.83% and 1.29%, respectively. Through the use of interest rate swaps, as of June 30, the entire balance of fixed-rate senior bank notes had been effectively converted to variable-rate notes based on either the one- or three-month LIBOR rate, the Federal Funds rate or the Prime rate and $9.0 billion of the variable-rate senior bank notes had been effectively converted to fixed-rate notes with a weighted-average fixed rate of 2.53%. Additionally, $445 million of variable rate senior bank notes were capped at a weighted-average rate of 4.15% through the use of interest rate caps.

FHLB advances at June 30, 2003, contractually consisted of $192 million of fixed-rate obligations and $3.8 billion of variable-rate obligations. The weighted-average contractual interest rates for fixed- and variable-rate advances at June 30 were 5.63% and 1.18%, respectively. Through the use of interest rate swaps, as of June 30, fixed-rate advances with a par value of $100 million had been effectively converted to a variable rate based on one-month LIBOR and variable-rate advances with a par value of $3.2 billion had been effectively converted to fixed-rate advances with a weighted-average fixed rate of 3.48%. Additionally, $555 million of variable rate FHLB advances were capped at a weighted-average rate of 4.15% through the use of interest rate caps. FHLB advances are collateralized by qualifying residential real estate loans.

A credit agreement dated April 12, 2001, as amended, with a group of unaffiliated banks allows the Corporation to borrow up to $375 million until April 12, 2005 with a provision to extend the expiration date under certain circumstances. The Corporation pays a variable annual facility fee based on the Corporation's long-term debt rating. The fee is currently 10 basis points on the amount of the credit facility. There were no borrowings outstanding under this agreement at June 30, 2003, December 31, 2002, or June 30, 2002.

14. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

The composition of capital securities follows:

------------------------------------------------------------------------------------
                                            JUNE 30     December 31      June 30
(In Thousands)                               2003           2002          2002
------------------------------------------------------------------------------------
8.12% capital securities of First of
 America Capital Trust I due January
 31, 2027                                  $150,000      $150,000       $150,000
9.85% capital securities of Fort Wayne
 Capital Trust I due April 15, 2027          30,000        30,000         30,000
------------------------------------------------------------------------------------
TOTAL CAPITAL SECURITIES                   $180,000      $180,000       $180,000
====================================================================================

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

Regulatory and other capital measures follow:


-------------------------------------------------------------------------------------------------------------
                                            JUNE 30                December 31               June 30
                                              2003                     2002                    2002
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                 AMOUNT       RATIO      Amount       Ratio       Amount      Ratio
-------------------------------------------------------------------------------------------------------------
Total equity/assets                 $  9,060,692    7.34%   $ 8,308,012       7.03%  $ 7,947,785     8.02%
Total common equity/assets             9,060,692    7.34      8,308,012       7.03     7,947,087     8.02
Tangible common equity/tangible
assets                                 7,883,391    6.45      7,155,158       6.11     6,788,306     6.93
Tier 1 capital                         8,017,907    8.15      7,263,196       7.60     6,812,375     7.92
Total risk-based capital              12,217,728   12.42     10,996,661      11.51    10,519,062    12.24
Leverage                               8,017,907    6.81      7,263,196       6.52     6,812,375     7.05
=============================================================================================================

The tangible common equity ratio excludes goodwill and other intangible assets from both equity and assets.

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

National City's Tier 1, total risk-based capital, and leverage ratios for the current period above the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively. The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was June 30, 2003, the due date of the last required quarterly regulatory financial filings, each of the Corporation's subsidiary banks were considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank's capital category. As of December 31, 2002 and June 30, 2002, each of the subsidiary banks were also categorized as well-capitalized.

As discussed in Note 2, the Corporation is evaluating whether FIN 46 may impact the accounting and reporting of trust preferred securities in its consolidated financial statements. Regulatory agencies are also evaluating whether the application of FIN 46 may affect the continued qualification of trust preferred securities as Tier 1 capital for regulatory capital purposes. The Corporation believes the impact of FIN 46 as it relates to the Corporation's trust preferred securities will not be material to the Corporation's financial condition, results of operation, liquidity, or regulatory capital ratios.

The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $104 million at June 30, 2003.

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

Dividends paid by subsidiary banks to the holding company are also subject to certain legal and regulatory limitations. At June 30, 2003, the subsidiary banks may pay dividends of $1.6 billion, plus an additional amount equal to their net profits for 2003, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

16. STOCKHOLDERS' EQUITY

A summary of outstanding shares of preferred and common stock follows:


------------------------------------------------------------------------------------
                                            JUNE 30     December 31      June 30
                                             2003           2002          2002
------------------------------------------------------------------------------------
Preferred Stock, no par value,
  authorized 5,000,000 shares                    --              --        13,969
Common Stock, $4 par value,
  authorized 1,400,000,000 shares        613,426,098    611,491,359   610,479,248
====================================================================================

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

A summary of activity in accumulated other comprehensive income follows:

------------------------------------------------------------------------------------
                                                         Six Months Ended June 30
(In Thousands)                                              2003          2002
------------------------------------------------------------------------------------
                                                                               <
Accumulated unrealized gains on securities
  available for sale at January 1, net of tax           $ 223,073       $105,656
Net unrealized (losses) gains for the period, net of
  tax (benefit) expense of $(7,658) in 2003 and
  $73,623 in 2002                                         (14,223)       136,729
Reclassification adjustment for gains included in net
  income, net of tax expense of $5,773 in 2003 and
  $28,366 in 2002                                         (25,804)       (69,199)
------------------------------------------------------------------------------------
Effect on other comprehensive income for the period       (40,027)        67,530
------------------------------------------------------------------------------------
Accumulated unrealized gains on securities available
  for sale at June 30, net of tax                        $183,046       $173,186
====================================================================================
Accumulated unrealized losses on derivatives used in
  cash flow hedging relationships at January 1, net
  of tax                                                $(155,893)     $ (33,379)
Net unrealized losses for the period, net of tax
  benefit of $27,203 in 2003 and $56,422 in 2002          (50,519)      (104,784)
Reclassification adjustment for losses included in
  net income, net of tax benefit of $31,054 in 2003
  and $29,832 in 2002                                      57,673         55,403
------------------------------------------------------------------------------------
Effect on other comprehensive income for the period         7,154        (49,381)
------------------------------------------------------------------------------------
Accumulated unrealized losses on derivatives used in
  cash flow hedging relationships at June 30, net of
   tax                                                  $(148,739)     $ (82,760)
====================================================================================
Accumulated other comprehensive income at
  January 1, net of tax                                $   67,180      $  72,277
Other comprehensive (loss) income, net of tax             (32,873)        18,149
------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME AT JUNE 30,
  NET OF TAX                                           $   34,307      $  90,426
====================================================================================

The Corporation had two share repurchase authorizations outstanding at June 30, 2003. In February 2003, the Corporation's Board of Directors authorized a share repurchase program for the repurchase of up to 25 million shares of National City common stock, subject to an aggregate purchase limit of $800 million. In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. Shares repurchased under both programs are held for reissue in connection with the Corporation's stock compensation plans and for general corporate purposes. During the first six months of 2003, the Corporation repurchased 1.4 million shares of its common stock. There were no share repurchases of National City common stock during the first six months of 2002. As of June 30, 2003, 37.9 million shares remain authorized for repurchase.

17. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share calculations follow:

----------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share         Three Months Ended June 30     Six Months Ended June 30
Amounts)                                           2003           2002           2003           2002
----------------------------------------------------------------------------------------------------------
BASIC
  Net income                                      $616,591       $392,782      $1,113,139       $838,913
  Less preferred dividends                              --             10              --             20
----------------------------------------------------------------------------------------------------------
  Net income applicable to common stock           $616,591       $392,772      $1,113,139       $838,893
----------------------------------------------------------------------------------------------------------
  Average common shares outstanding                612,120        609,336         611,822        608,580
----------------------------------------------------------------------------------------------------------
  Net income per common share -- basic               $1.01           $.65           $1.82          $1.38
==========================================================================================================
DILUTED
  Net income                                      $616,591       $392,782      $1,113,139       $838,913
----------------------------------------------------------------------------------------------------------
  Average common shares outstanding                612,120        609,336         611,822        608,580
  Stock award adjustment                             6,264          7,415           5,167          6,803
  Preferred stock adjustment                            --             42              --             42
----------------------------------------------------------------------------------------------------------
  Average common shares outstanding --             618,384        616,793         616,989        615,425
   diluted
----------------------------------------------------------------------------------------------------------
  Net income per common share -- diluted              $.99           $.63           $1.80          $1.36
==========================================================================================================

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the pro forma dilution assuming outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Net income is not adjusted for preferred dividend requirements since the preferred shares are assumed to be converted from the beginning of the period.

18. INCOME TAX EXPENSE

The composition of income tax expense follows:

-----------------------------------------------------------------------------
                                                  Six Months Ended June 30
(In Thousands)                                      2003           2002
-----------------------------------------------------------------------------
Applicable to income exclusive of
  securities gains                                $579,501      $407,665
Applicable to securities gains                       5,773        28,366
-----------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE                          $585,274      $436,031
=============================================================================

The effective tax rate was 34.5% and 34.2% for the six months ended June 30, 2003 and 2002, respectively.

19. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS

COMMITMENTS: A summary of the contractual amount of significant commitments follows:

--------------------------------------------------------------------------------------------
                                                    JUNE 30      December 31     June 30
(In Thousands)                                        2003          2002          2002
--------------------------------------------------------------------------------------------
Commitments to extend credit:
  Revolving home equity and credit card lines       $19,488,932   $22,138,518   $21,485,502
  Other loans                                        49,538,345    35,018,220    32,987,137
Standby letters of credit                             3,727,925     3,769,894     3,675,754
Commercial letters of credit                            156,418       126,775       146,434
Net commitments to sell mortgage loans and
  mortgage-backed securities                         33,871,649    22,366,679    10,242,937
Commitments to fund principal investments               231,900       241,952       284,687
Commitments to fund civic and community
 investments                                            169,037       206,158       166,551
============================================================================================

Commitments to extend credit are agreements to lend. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements. Certain lending commitments for residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS 133. The changes in the fair value of these commitments due to changes in mortgage interest rates are recorded on the balance sheet as either derivative assets or derivative liabilities and are included in other loans in the table above. Further discussion on derivative instruments is included in Notes 1 and 22.

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

The Corporation enters into forward contracts for the future delivery or purchase of fixed-rate residential mortgage loans and mortgage-backed securities at a specified interest rate to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing assets. These contracts are also considered derivative instruments under SFAS 133 and changes in the fair value of these contracts due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 22.

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

Under an agreement with the formerly unconsolidated asset-backed commercial paper conduit, National City had commitments to provide liquidity to the conduit in the event funding could not be readily accessed in the commercial paper market. The Corporation also provided standby letters of credit to the conduit to provide partial credit protection to commercial paper holders. As a result of the consolidation and subsequent dissolution of the conduit, National City no longer has liquidity and standby letter of credit commitments to third parties related to the conduit. At June 30, 2002, the Corporation had conduit-related liquidity and letter of credit commitments of $4.2 billion and $84 million, respectively. Further discussion of the asset-backed commercial paper conduit is included in Note 6.

CONTINGENT LIABILITIES AND GUARANTEES: The Corporation enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require the Corporation to make certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $29 billion and $57 billion for the second quarter and first six months of 2003, respectively, and were $17 billion and $34 billion for the same 2002 periods, respectively. Total loans repurchased or indemnified during the second quarter and first half of 2003 were $162 million and $362 million, respectively, and total loans repurchased or indemnified for the same 2002 periods were $129 million and $193 million, respectively. In addition, total loans sold of $2.4 billion remained uninsured as of June 30, 2003. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans at June 30, 2003 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $23 million and $30 million for the second quarter and first six months of 2003, respectively. Losses charged against the liability for the second quarter and first six months of 2002 were $26 million and $35 million, respectively. At June 30, 2003, the liability for estimated losses on repurchase and indemnification was $154 million, which was included in accrued expenses and other liabilities.

The Corporation from time to time also enters into financial guarantee contracts whereby a premium is received from another financial institution counterparty to guarantee a portion of credit risk on interest rate swap contracts entered into between the financial institution counterparty and its customer. The Corporation becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2003, the current liability, which represents the fair value of the financial guarantee, and the maximum exposure to loss under these contracts totaled $567 thousand and $4 million, respectively. The Corporation has not entered into any significant risk participations since January 1, 2003. As a result of the issuance of SFAS 149, similar contracts entered into by the Corporation after June 30, 2003 will be required to be accounted for as derivative instruments.

The guarantee liability for the Corporation's standby letters of credit was $6 million at June 30, 2003, which was recorded in other liabilities on the consolidated balance sheet. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date for the recognition provisions of FIN 45. See above for further discussion on standby letters of credit and their associated outstanding commitments.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through VISA(R) and MasterCard(R) for the last four months, plus any outstanding delayed-delivery transactions and unresolved chargebacks in the process of resolution. For the period from March through June 2003, this amount totaled approximately $49 billion. At June 30, 2003, the Corporation had $3 million of unresolved chargebacks that were in process of resolution.

For the three months ended June 30, 2003 and 2002, the Corporation processed $36 million and $38 million, respectively, in chargebacks presented by issuing banks. For the six months ended June 30, 2003 and 2002, the Corporation processed $76 million and $87 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for the three months ended June 30, 2003 and 2002 were each $1 million. Actual losses recorded for the six months ended June 30, 2003 and 2002 were each $2 million. The Corporation accrues for probable losses based on historical experience and at June 30, 2003 had $1 million recorded in accrued expenses and other liabilities for expected losses.

In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items. Where the product or service is not provided, however, until some time after the purchase (delayed-delivery), the potential for this contingent liability increases. For the six months ended June 30, 2003, the Corporation processed approximately $7.0 billion of merchant transactions related to delayed-delivery purchases.

The Corporation currently processes card transactions for two of the largest airlines in the United States. In May 2002, the Corporation announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Corporation will honor its existing contractual obligations to the two airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have expiration dates of April 2004 and November 2005. One of the two continuing airline merchants, United Airlines, Inc., is currently operating under Chapter 11 protection. In the event of liquidation of United Airlines or the Corporation's other airline customer, the Corporation could become financially responsible for refunding tickets purchased through VISA(R) and MasterCard(R) under the chargeback rules of those associations. At June 30, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under continuing merchant processing contracts, was approximately $931 million, of which approximately $490 million pertained to United Airlines. Based upon available information, these amounts represent management's best estimate of its maximum potential chargeback exposure related to its continuing airline customers. As of June 30, 2003, the Corporation held no significant collateral under these contracts.

During the second quarter of 2003, the Corporation's obligation to process card transactions for two other airline merchants, including U.S. Airways Group, Inc., ceased with these merchants transitioning to new processors. At June 30, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $151 million. This amount represents management's best estimate of its maximum potential chargeback exposure under these concluded contracts. At June 30, 2003, the Corporation held cash collateral of $9 million and third-party indemnifications of $125 million against this remaining chargeback exposure.

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

RELATED PARTY TRANSACTIONS: The Corporation has no material related party transactions which would require disclosure. In compliance with applicable banking regulations, the Corporation may extend credit to certain officers and directors of the Corporation and its banking subsidiaries in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements.

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

STOCK OPTION PLANS: The stock option plans under which options may currently be granted authorize the issuance to officers and key employees of up to 92 million options to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 50% annually beginning one year from the date of grant and expire not later than 10 years from the date of grant. In addition, stock options may be granted that include the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.

In 1995, National City granted a total of 5.6 million options to purchase common stock at the market price of the common stock on the date of grant to virtually all employees in commemoration of National City's 150th anniversary. The options became exercisable to the extent of 33% per year beginning two years from the date of grant. As of June 30, 2003, 575,300 of these options remained outstanding and all were exercisable.

On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock awards under SFAS 123. Further discussion of the impact of the change is included in Notes 1 and 2. During the first six months of 2003, compensation expense recognized related to National City's stock option plans totaled $3 million. There was no expense recognized during the first six months of 2002.

RESTRICTED STOCK PLANS: National City's restricted stock plans provide for the issuance of up to 8 million shares of common stock to officers, key employees, and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the market price of the stock on the date of grant. The weighted-average grant-date fair value of restricted share awards granted during the second quarter and first half of 2003 were $28.45 and $27.96, respectively, and $28.81 and $28.65, respectively, for the second quarter and first half of 2002. Compensation expense recognized for restricted share plans during the second quarter and first six months of 2003 were $3 million and $7 million, respectively, and $2 million and $4 million, respectively, for the second quarter and first six months of 2002.

OPTION AND RESTRICTED STOCK AWARD ACTIVITY: Stock option and unvested restricted stock award activity follows:

-----------------------------------------------------------------------------
                                                                  Weighted-
                                                                  Average
                               Shares Outstanding                 Exercise
                      ------------------------------------        Price Per
                              Awards            Options           Share
-----------------------------------------------------------------------------
January 1, 2002             1,823,310          48,798,550         $25.79
  Cancelled                   (54,885)           (396,277)         29.03
  Exercised                  (223,787)         (3,722,801)         18.52
  Granted                     880,709             554,468          32.27
-----------------------------------------------------------------------------
June 30, 2002               2,425,347          45,233,940         $26.44
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
January 1, 2003             2,539,171          52,963,738         $26.89
  Cancelled                   (79,685)           (497,673)         29.98
  Exercised                  (238,142)         (4,609,625)         20.31
  Granted                     343,636             961,980          31.66
-----------------------------------------------------------------------------
JUNE 30, 2003               2,564,980          48,818,420         $27.57
=============================================================================

As of June 30, 2003 and 2002, 22,644,281 and 31,782,368 shares, respectively, were available for grant under the Corporation's stock option and restricted stock plans.

Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at June 30, 2003 follows:

--------------------------------------------------------------------------------------------------------------
                                                               Weighted-
                                                               Average
                                            Weighted-         Remaining                          Weighted-
                                             Average         Contractual                          Average
       Range of                              Exercise            Life                             Exercise
   Exercise Prices        Outstanding         Price           (in years)       Exercisable         Price
--------------------------------------------------------------------------------------------------------------
   $9.17-$11.99                  97,710      $  9.62              1.1                97,710       $  9.62
    12.00-16.99               2,176,966        14.51              1.6             2,176,966         14.51
    17.00-21.99               6,652,267        17.79              5.9             6,652,267         17.79
    22.00-26.99               1,110,912        25.16              3.6             1,092,412         25.14
    27.00-31.99              29,787,170        28.88              7.2            15,882,808         29.14
    32.00-37.81               8,993,395        34.10              4.9             8,425,557         34.12
--------------------------------------------------------------------------------------------------------------
      TOTAL                  48,818,420       $27.57              6.3            34,327,720        $27.05
==============================================================================================================

At June 30, 2003 and 2002, options for 34,327,720 and 35,327,017 shares of common stock, respectively, were exercisable.

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

Using an actuarial measurement date of October 31, 2002 and 2001, components of net periodic benefit and net periodic cost for the six months ended June 30 follow:

------------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended June 30                Six Months Ended June 30
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                            2003                2002                 2003                 2002
------------------------------------------------------------------------------------------------------------------------------------
PENSION BENEFITS
  Service cost                                            $ 12,791           $ 11,790            $ 25,581              $ 23,581
  Interest cost                                             20,021             18,138              40,042                36,277
  Expected return on plan assets                           (35,861)           (39,924)            (71,721)              (79,848)
  Amortization of prior service cost                        (1,189)            (1,281)             (2,378)               (2,562)
  Transition benefit                                           (52)              (640)               (104)               (1,280)
  Recognized net actuarial (gain) loss                         365             (2,274)                731                (4,548)
------------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT                                     $  (3,925)          $(14,191)          $  (7,849)             $(28,380)
====================================================================================================================================
OTHER POSTRETIREMENT BENEFITS
  Service cost                                          $      736         $      622           $   1,473             $   1,244
  Interest cost                                              2,336              2,245               4,671                 4,490
  Amortization of prior service cost                            33                 47                  67                    94
  Transition obligation                                        351                350                 701                   701
  Recognized net actuarial loss                                397                315                 794                   630
------------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC COST                                        $   3,853          $   3,579           $   7,706             $   7,159
====================================================================================================================================

Actuarial assumptions used to calculate the net periodic pension benefit and cost were as follows:

                                                  Pension Benefits        Other Postretirement Benefits
------------------------------------------------------------------------------------------------------------------------------------
                                                 2003          2002            2003            2002
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS
 Discount rate                                      6.75%         7.00%          6.75%           7.00%
 Rate of compensation increase                 2.75-7.50     2.75-7.50      2.75-7.50       2.75-7.50
 Expected return on plan assets                     9.50         10.00             --              --
------------------------------------------------------------------------------------------------------------------------------------

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At June 30, 2003, December 31, 2002, and June 30, 2002, obligations of $85 million, $80 million, and $77 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $4 million and $8 million for the second quarter and first six months of 2003, respectively, and $4 million and $7 million for the second quarter and first six months of 2002, respectively.

Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2003 and 2002, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $17 million and $40 million for the second quarter and first six months of 2003, respectively, and $13 million and $32 million for the second quarter and first six months of 2002, respectively.

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

Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At June 30, 2003, these collateral agreements covered 99.8% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At June 30, 2003, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $467 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $86 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the

Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.


Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on June 30, 2003, December 31, 2002, and June 30, 2002.

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

For the three and six month periods ended June 30, 2003, the Corporation recognized total net ineffective fair value hedge (losses) gains of $(32) million and $106 million, respectively. For the same periods in 2002, the Corporation recognized total net ineffective hedge gains in the amount of $141 million and $165 million, respectively. Of the total (losses) gains recognized, net ineffective hedge (losses) gains related to mortgage loans held for sale and servicing assets were $(38) million and $93 million for the three and six month periods ended June 30, 2003, respectively, compared to net ineffective hedge gains of $139 million and $159 million, respectively, for the same periods in 2002. Ineffective hedge gains (losses) for these hedged assets are included in mortgage banking revenue on the income statement. Net ineffective hedge gains related to hedging commercial loans, U.S. Treasury securities, and fixed-rate funding products are included in other noninterest income on the income statement and totaled $6 million and $13 million for the three and six month periods ended June 30, 2003, respectively. Net ineffective hedge gains related to these hedged assets and liabilities were $2 million and $6 million for the same periods in 2002. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first six months of 2003 and 2002.

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

For the three and six month periods ended June 30, 2003, the Corporation recognized net ineffective cash flow hedge gains of $1 million and $900 thousand, respectively. For the same periods in 2002, the Corporation recognized net ineffective cash flow hedge losses of $400 thousand and $500 thousand, respectively. These gains are included in other noninterest income on the income statement. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first six months of 2003 and 2002.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At June 30, 2003, December 31, 2002 and June 30, 2002, accumulated other comprehensive income included a deferred after-tax net loss of $149 million, $156 million and $83 million, respectively, related to derivatives used to hedge funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income as of June 30, 2003, is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through November 2005, with $116 million of net loss expected to be reclassified within the next year. During the three and six month periods ended June 30, 2003, pretax losses of $50 million and $89 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. For the same 2002 periods, pretax losses of $41 million and $87 million, respectively, were reclassified into interest expense. Also during the first six months of 2002, pretax gains of $2 million were reclassified into other noninterest income as part of the gain on the automobile loan securitization. There were no gains or losses reclassified into earnings during the first six months of 2003 and 2002 arising from the determination that the original forecasted transaction would not occur.

The tables on pages 39-40 provide further information regarding derivative instruments designated in fair value and cash flow hedges at June 30, 2003, December 31, 2002, and June 30, 2002.

OTHER DERIVATIVE ACTIVITIES: The Corporation's derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. Those derivatives include purchased derivatives, primarily swaps, futures, and forwards, used for interest rate and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133, and derivatives executed with customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. The Corporation generally does not enter into derivative transactions for purely speculative purposes. Gains and losses on mortgage-banking-related derivative financial instruments are included in mortgage banking revenue on the income statement, while gains and losses on other derivative financial instruments are included in other noninterest income. A summary of derivative financial instruments not in SFAS 133 hedge relationships by type of activity follows:

----------------------------------------------------------------------------------------------------------------------
                                                                             Net Derivative Asset (Liability)
                                                                     -------------------------------------------------
                                                                         JUNE 30        December 31       June 30
(In Millions)                                                             2003             2002             2002
----------------------------------------------------------------------------------------------------------------------
OTHER DERIVATIVE INSTRUMENTS
  Mortgage-banking-related:
    Mortgage servicing asset risk management                              $  87.8            $ 12.0          $   4.0
    Mortgage loan commitments and associated
      risk management                                                       149.4             (33.2)           (16.9)
----------------------------------------------------------------------------------------------------------------------
Total mortgage-banking related                                              237.2             (21.2)           (12.9)
----------------------------------------------------------------------------------------------------------------------
  Customer risk management                                                   16.7              17.2             23.5
  Other                                                                      11.8              (5.1)             6.3
----------------------------------------------------------------------------------------------------------------------
Total other                                                                  28.5              12.1             29.8
----------------------------------------------------------------------------------------------------------------------
  TOTAL OTHER DERIVATIVE INSTRUMENTS                                       $265.7            $ (9.1)          $ 16.9
======================================================================================================================


----------------------------------------------------------------------------------------------------------------------
                                                       For the Three Months Ended         For the Six Months Ended
                                                                 June 30                          June 30
                                                     -------------------------------- ---------------------------------
                                                           Net Gains (Losses)                Net Gains (Losses)
                                                     -------------------------------- ---------------------------------
(In Millions)                                             2003             2002            2003             2002
----------------------------------------------------------------------------------------------------------------------
OTHER DERIVATIVE ACTIVITIES
  Mortgage-banking-related:
    Mortgage servicing asset risk management                $251.9           $  9.4          $223.1           $  7.7
    Mortgage loan commitments and associated
      risk management                                         99.6             18.7           218.1            (25.6)
----------------------------------------------------------------------------------------------------------------------
Total mortgage-banking related                               351.5             28.1           441.2            (17.9)
----------------------------------------------------------------------------------------------------------------------
  Customer risk management                                     3.2              2.2             6.6              4.3
  Other                                                       68.4             (2.0)           65.7              2.7
----------------------------------------------------------------------------------------------------------------------
Total other                                                   71.6               .2            72.3              7.0
----------------------------------------------------------------------------------------------------------------------
  TOTAL OTHER DERIVATIVE ACTIVITIES                         $423.1            $28.3          $513.5           $(10.9)
----------------------------------------------------------------------------------------------------------------------

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at June 30, 2003, December 31, 2002, and June 30, 2002 follows:


----------------------------------------------------------------------------------------------------------------------------------
                                                JUNE 30, 2003                                  December 31, 2002
                                 -------------------------------------------- ----------------------------------------------------
                                                  DERIVATIVE           NET                          Derivative              Net
                                              -------------------- INEFFECTIVE               -------------------------  Ineffective
                                 NOTIONAL                         HEDGE GAINS    Notional                              Hedge Gains
(In Millions)                     AMOUNT       ASSET    LIABILITY  (LOSSES)(a)     Amount       Asset      Liability    (Losses)(a)
----------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest
      rate swaps                  $     60  $     2.2   $     --             $       60  $       1.4  $         --
    Receive-fixed interest rate
      swaptions sold                    55         --         --                     55           --            .4
    Pay-fixed interest rate
      swaps                          3,422                 293.7                  3,539           --         285.1
    Callable pay-fixed
      interest rate
      swaps                             44         --        5.5                     44           --           5.6
    Extendable pay-fixed
      interest rate
      swaps                             --         --         --                      1           --            --
    Pay-fixed interest rate
      swaptions sold                    55         --        6.4                     55           --           4.7

    Interest rate caps sold            815         --        1.1                    765           --           1.3
    Interest rate floors sold          360         --       11.0                    260           --           8.3
    Interest rate futures
      purchased                      2,720         --         --                  3,301           --            --
    Interest rate futures sold       3,724         --         --                  4,094           --            --
----------------------------------------------------------------------------------------------------------------------------------
Total                               11,255        2.2      317.7    $  12.6      12,174          1.4         305.4      $   10.5
----------------------------------------------------------------------------------------------------------------------------------
  Mortgage loans held for sale
    Forward commitments to sell
      mortgage loans and
      mortgage-backed securities    23,163         --      312.4                 22,909           --         375.2
    Receive-fixed interest
      rate swaps                     1,710      166.0         --                  2,490        218.3            --
    Receive fixed interest rate
      swaptions sold                   700         --       14.2                     --           --            --
    Pay-fixed interest rate
      swaptions sold                   700         --        1.3                    500           --           7.0
    Interest rate caps
      purchased                      5,250        4.6         --                  4,850         15.6            --
    Interest rate futures
      purchased                        825         --         --                     --           --            --
    Interest rate futures sold         --          --         --                     75           --            --
----------------------------------------------------------------------------------------------------------------------------------
Total                               32,348      170.6      327.9       54.9      30,824        233.9         382.2         30.8
----------------------------------------------------------------------------------------------------------------------------------
  Available for sale securities
    Pay-fixed interest rate
    swaps                              250         --        1.2         .1          250            --          4.7          2.6
----------------------------------------------------------------------------------------------------------------------------------
Total                                  250         --        1.2         .1          250            --          4.7          2.6
----------------------------------------------------------------------------------------------------------------------------------
  Mortgage servicing assets
    Forward commitments to
      purchase mortgage loans
      and mortgage-backed
      securities                     4,525         --       23.5                  4,025         46.5            --
    Receive-fixed interest
      rate swaps                     2,451      348.8        1.3                  2,920        376.1            --
    Receive-fixed interest rate
      swaptions purchased               --         --         --                    670         34.1            --
    Receive-fixed interest rate
      swaptions sold                   162         --        2.5                  2,008           --          56.1
    Pay-fixed interest rate
      swaptions purchased            3,600       14.1         --                  3,370         55.7            --
    Pay-fixed interest rate
      swaptions sold                 2,318       41.3      217.6                  3,908           --         184.3
    Principal-only interest
      rate swaps                       222       17.9        3.9                    726         46.7            .2
    Interest rate caps
      purchased                     22,357       32.8         --                 24,340         61.6            --
    Interest rate floors
      purchased                         --         --         --                     75           .4            --
    Interest rate futures
      purchased                        400         --         --                  1,308           --            --
----------------------------------------------------------------------------------------------------------------------------------
Total                               36,035      454.9      248.8       38.1      43,350        621.1         240.6          300.6
----------------------------------------------------------------------------------------------------------------------------------
  Funding
    Receive-fixed interest
      rate swaps                     4,950      558.7       10.4                  4,395        453.8            --
    Callable receive-fixed
      interest rate swaps              445       17.5         .9                    545         22.9            --
----------------------------------------------------------------------------------------------------------------------------------
Total                                5,395      576.2       11.3         --       4,940        476.7            --            1.4
----------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN FAIR
  VALUE HEDGES                      85,283    1,203.9      906.9      105.7      91,538      1,333.1         932.9          345.9
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES
  Funding
    Pay-fixed interest rate
     swaps                          14,055         .5      162.7                  7,150           --         181.2
    Interest rate caps purchased     3,500        3.3         --                  8,500         14.9            --
----------------------------------------------------------------------------------------------------------------------------------
Total                               17,555        3.8      162.7         .9      15,650         14.9         181.2            (.1)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN CASH      17,555        3.8      162.7         .9      15,650         14.9         181.2            (.1)
 FLOW HEDGES
----------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED FOR
 INTEREST RATE RISK MANAGEMENT
 AND DESIGNATED IN SFAS 133
 RELATIONSHIPS                    $102,838   $1,207.7   $1,069.6     $106.6    $107,188     $1,348.0      $1,114.1         $345.8
==================================================================================================================================

    (a) Represents net ineffective hedge gain (loss) on hedging strategy for the six and twelve-month periods ended June 30, 2003 and December 31, 2002, respectively

---------------------------------------------------------------------------------------------------------------
                                                                       June 30, 2002
                                             ------------------------------------------------------------------
                                                                      Derivative                    Net
                                                           ----------------------------------   Ineffective
                                               Notional                                         Hedge Gains
(In Millions)                                   Amount          Asset           Liability       (Losses)(a)
---------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps           $       60       $      .3   $         --
    Receive-fixed interest rate swaptions
      purchased                                         55             --              1.1
    Pay-fixed interest rate swaps                    3,471             --            181.7
    Callable pay-fixed interest rate swaps              50             --              4.4
    Pay-fixed interest rate swaptions sold             155             --              7.9
    Interest rate caps sold                            765             --              4.3
    Interest rate floors sold                           60             --              3.8
    Interest rate futures purchased                  4,449             --             --
    Interest rate futures sold                       4,803             --             --
---------------------------------------------------------------------------------------------------------------
Total                                               13,868              .3           203.2           $    4.4
---------------------------------------------------------------------------------------------------------------
  Mortgage loans held for sale
    Forward commitments to sell mortgage
      loans and mortgage-backed securities           9,058             --            100.0
    Receive-fixed interest rate swaps                2,140            47.9              --
    Pay-fixed interest rate swaps                    1,300             --             23.3
    Interest rate caps purchased                     5,250            37.9              --
-------------------------------------------- ------------- ----------------- ---------------- -----------------
Total                                               17,748            85.8           123.3               30.6
---------------------------------------------------------------------------------------------------------------
  Available for sale securities
    Pay-fixed interest rate swaps                      500             --             10.8                1.0
---------------------------------------------------------------------------------------------------------------
Total                                                  500             --             10.8                1.0
---------------------------------------------------------------------------------------------------------------
  Mortgage servicing assets
    Forward commitments to purchase
      mortgage loans and mortgage-
      backed securities                              2,530             7.3             1.4
    Receive-fixed interest rate swaps                4,950           291.1
    Pay-fixed interest rate swaps                    1,350             4.4            21.7
    Principal-only interest rate swaps                 590            30.1             2.8
    Interest rate caps purchased                    15,695            50.4              --
    Interest rate floors purchased                      75              .2              --
    Treasury call options                              450             8.5              --
    Treasury note futures                              675             --               --
    U.S. Government agency futures                     100             --               --
---------------------------------------------------------------------------------------------------------------
Total                                               26,415           392.0            25.9              128.4
---------------------------------------------------------------------------------------------------------------
  Funding
    Receive-fixed interest rate swaps                3,695           201.3              --
    Callable receive-fixed interest rate
      swaps                                            810            19.0             1.6
---------------------------------------------------------------------------------------------------------------
Total                                                4,505           220.3             1.6                 .7
---------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN FAIR VALUE
  HEDGES                                            63,036           698.4           364.8              165.1
---------------------------------------------------------------------------------------------------------------
  Funding
    Pay-fixed interest rate swaps                    7,550            --             104.5
    Interest rate caps purchased                     6,000            23.4              --
---------------------------------------------------------------------------------------------------------------
Total                                               13,550            23.4           104.5                (.5)
---------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN CASH FLOW                 13,550            23.4           104.5                (.5)
  HEDGES
---------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED FOR INTEREST
  RATE RISK MANAGEMENT AND DESIG-
  NATED IN SFAS 133 RELATIONSHIPS                  $76,586          $721.8          $469.3             $164.6
===============================================================================================================

(a) Represents net ineffective hedge gain (loss) on hedging strategy for six-month period ended June 30, 2002

23. LINE OF BUSINESS RESULTS

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

National Consumer Finance (NCF) originates conforming and nonconforming residential mortgage and home equity loans within National City's six-state footprint and nationally through retail branch offices, correspondent relationships, and a network of brokers, real estate agents, and builders. NCF's activities also include selling and servicing mortgage loans for third-party investors. Conforming mortgage loans, which generally represent loans collateralized by one-to-four-family residential real estate, having loan-to-value collateral ratios of 80% or less, and made to borrowers in good credit standing, are originated through National City Mortgage Co. ( NCMC), a business unit within NCF, and are typically sold to primary market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first six months of 2003 and 2002, approximately 56% and 55%, respectively, of NCMC mortgage loans were originated through wholesale and correspondent channels, while 44% and 45%, respectively, were originated through retail mortgage branches operated by NCMC nationally, or through CSBFS bank branches within National City's six-state footprint. First Franklin Financial Corporation, a business unit within NCF, originates nonconforming mortgage loans, which do not meet the above conforming definition due to credit characteristics, the underlying documentation, the loan-to-value ratio, or other factors. First Franklin originates loans primarily through brokers, which are either sold servicing-released to third parties or are retained in portfolio. NCF's National Home Equity business unit originates prime-quality home equity loans outside National City's six-state footprint. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination, sale, and servicing of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.

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

National Processing consists of National Processing, Inc., National City's 85%-owned payment processing subsidiary. National Processing authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit transactions and also provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and health care industries. National Processing is the second largest acquirer of card transactions in the United States.

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


-----------------------------------------------------------------------------------------------------------------------------------
                                         CONSUMER AND
                                        SMALL BUSINESS               NATIONAL
                                          FINANCIAL     WHOLESALE   CONSUMER       ASSET       NATIONAL     PARENT     CONSOLIDATED
(In Thousands)                             SERVICES      BANKING     FINANCE     MANAGEMENT   PROCESSING  AND OTHER      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

QUARTER ENDED JUNE 30, 2003
Net interest income (expense)(a)          $489,221      $258,776     $476,357    $25,978      $    865   $(148,949)    $1,102,248
Provision (benefit) for loan losses         73,761       104,339       25,428      2,733            --     (23,114)       183,147
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense) after
  provision                                415,460       154,437      450,929     23,245           865    (125,835)       919,101
Noninterest income                         185,311        59,406      482,781     91,650       113,590     128,824      1,061,562
Noninterest expense                        331,217       119,313      273,059     70,956        95,945     135,747      1,026,237
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                 269,554        94,530      660,651     43,939        18,510    (132,758)       954,426
Income tax expense (benefit)(a)            101,892        36,157      260,362     16,609         7,444     (84,629)       337,835
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                         $167,662       $58,373     $400,289    $27,330      $ 11,066    $(48,129)      $616,591
===================================================================================================================================
Intersegment revenue (expense)            $   (896)     $  5,286     $  2,122    $ 1,650      $  1,373    $ (9,535)      $     --
Average assets (in millions)                25,737        31,194       48,293      2,890           542      10,404        119,060
===================================================================================================================================

Quarter ended June 30, 2002
Net interest income (expense)(a)          $493,392      $255,592     $259,251    $25,379      $  1,258    $(64,515)      $970,357
Provision (benefit) for loan losses         74,303        83,600       19,157      8,863            --     (20,447)       165,476
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense) after
  provision                                419,089       171,992      240,094     16,516         1,258     (44,068)       804,881
Noninterest income                         168,969        79,779      249,237    102,437       112,493      60,409        773,324
Noninterest expense                        362,525       127,417      211,396     77,398        91,691     103,495        973,922
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                 225,533       124,354      277,935     41,555        22,060     (87,154)       604,283
Income tax expense (benefit) (a)            85,251        47,047      104,234     15,707         9,861     (50,599)       211,501
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                         $140,282       $77,307     $173,701    $25,848      $ 12,199    ($36,555)      $392,782
===================================================================================================================================
Intersegment revenue (expense)            $   (470)     $  2,868     $    844    $ 3,592      $  1,846    $ (8,680)      $     --
Average assets (in millions)                24,449        31,041       29,039      2,974           453       9,965         97,921
===================================================================================================================================

(a) Includes tax-equivalent adjustment for tax-exempt interest income



                                         CONSUMER AND
                                        SMALL BUSINESS               NATIONAL
                                          FINANCIAL     WHOLESALE   CONSUMER       ASSET      NATIONAL    PARENT      CONSOLIDATED
(In Thousands)                             SERVICES      BANKING     FINANCE     MANAGEMENT   PROCESSING  AND OTHER      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2003
Net interest income (expense)(a)          $973,814      $511,862   $  933,628   $ 51,106     $   1,548   $(268,981)    $2,202,977
Provision (benefit) for loan losses        144,226       220,068       55,914      4,317            --     (41,145)       383,380
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense) after
  provision                                829,588       291,794      877,714     46,789         1,548    (227,836)     1,819,597
Noninterest income                         351,950       145,110      883,213    174,432       219,713     153,605      1,928,023
Noninterest expense                        685,514       255,366      518,488    146,867       188,509     240,359      2,035,103
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                 496,024       181,538    1,242,439     74,354        32,752    (314,590)     1,712,517
Income tax expense (benefit)(a)            187,498        68,478      489,864     28,106        13,139    (187,707)       599,378
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                         $308,526      $113,060   $  752,575   $ 46,248     $  19,613   $(126,883)   $ 1,113,139
===================================================================================================================================
Intersegment revenue (expense)          $   (1,861)     $ 11,621   $    3,738   $  3,665     $   2,784   $ (19,947)   $        --
Average assets (in millions)                25,778        31,187       46,814      2,903           538      10,534        117,754
===================================================================================================================================

Six months ended June 30, 2002
Net interest income (expense)(a)          $982,549      $502,212     $536,737   $ 50,444     $   2,448   $ (98,682)    $1,975,708
Provision (benefit) for loan losses        153,678       177,679       41,979     10,372            --     (29,592)       354,116
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense) after
  provision                                828,871       324,533      494,758     40,072         2,448     (69,090)     1,621,592
Noninterest income                         313,828       151,395      451,627    196,083       222,271     182,513      1,517,717
Noninterest expense                        693,656       251,933      417,658    152,799       183,195     149,570      1,848,811
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                 449,043       223,995      528,727     83,356        41,524     (36,147)     1,290,498
Income tax expense (benefit) (a)           169,738        84,742      198,162     31,508        17,277     (49,842)       451,585
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                $279,305      $139,253     $330,565   $ 51,848      $ 24,247   $  13,695    $   838,913
===================================================================================================================================
Intersegment revenue (expense)          $     (926)    $   5,975  $     1,801  $   6,892     $   3,847   $ (17,589)   $        --
Average assets (in millions)                24,622        31,223       30,354      2,993           446      10,365        100,003
===================================================================================================================================

(a) Includes tax-equivalent adjustment for tax-exempt interest income

24. FINANCIAL HOLDING COMPANY

Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

BALANCE SHEETS
---------------------------------------------------------------------------------------------------------
                                                           JUNE 30        December 31        June 30
(In Thousands)                                              2003              2002             2002
---------------------------------------------------------------------------------------------------------
ASSETS
 Cash and demand balances due from banks               $        1,508   $        1,498    $        1,487
 Loans to and receivables from subsidiaries                   369,084          699,323           680,968
 Securities                                                   206,996          227,223           220,250
 Other investments                                            435,929          556,123           451,492
 Investments in:
   Subsidiary banks                                         9,867,882        9,390,979         8,537,155
   Nonbank subsidiaries                                       544,188          545,499           544,905
 Goodwill                                                      58,566           58,566            58,566
 Derivative assets                                            198,890          154,905            63,136
 Other assets                                                 619,406          644,245           581,588
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                              $12,302,449      $12,278,361       $11,139,547
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Long-term debt                                          $  2,347,348     $  2,005,076      $  1,922,680
 Borrowed funds from subsidiaries                             185,568        1,205,568           455,568
 Derivative liabilities                                         1,754            7,184                --
 Accrued expenses and other liabilities                       707,087          752,521           813,514
---------------------------------------------------------------------------------------------------------
   Total liabilities                                        3,241,757        3,970,349         3,191,762
 Stockholders' equity                                       9,060,692        8,308,012         7,947,785
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $12,302,449      $12,278,361       $11,139,547
========================================================================================================

The holding company guarantees commercial paper issued by its subsidiary National City Credit Corporation and capital securities issued by two subsidiary trusts. As of June 30, 2003, outstanding commercial paper borrowings totaled $366 million and outstanding capital securities totaled $180 million -- refer to Notes 12 and 14. The holding company also guarantees National City Bank of Kentucky's financial obligations under this subsidiary bank's membership with VISA(R) up to $600 million and Mastercard(R) up to $400 million. Refer to Note 19 for further discussion of contingent liabilities and guarantees related to the Corporation's merchant card processing business.

STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended June 30      Six Months Ended June 30
(In Thousands)                                                           2003             2002          2003             2002
---------------------------------------------------------------------------------------------------------------------------------
INCOME
 Dividends from:
  Subsidiary banks                                                       $450,000        $ 650,000   $   450,000         $650,000
  Nonbank subsidiaries                                                      4,000            6,000         4,000            6,000
 Interest on loans to subsidiaries                                            224            3,148           515            6,153
 Interest and dividends on securities                                       3,007            2,665         5,125            6,786
 Securities gains, net                                                     31,409           43,993        31,409           92,420
 Other income                                                              12,350            1,719        12,743            5,443
---------------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME                                                              500,990          707,525       503,792          766,802
=================================================================================================================================
EXPENSE
 Interest on debt and other borrowings                                     24,571           28,836        49,352           60,408
 Other expense                                                             80,031           56,140        81,127           72,626
---------------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSE                                                             104,602           84,976       130,479          133,034
=================================================================================================================================
Income before tax (benefit) and equity in undistributed
  net income of subsidiaries                                              396,388          622,549       373,313          633,768
Income tax (benefit)                                                      (25,553)         (14,543)      (44,961)         (11,151)
---------------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed net income of
  subsidiaries                                                            421,941          637,092       418,274          644,919
Equity in undistributed net income of subsidiaries                        194,650         (244,310)      694,865          193,994
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $616,591        $ 392,782    $1,113,139         $838,913
=================================================================================================================================

----------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                                                    Six Months Ended June 30
(In Thousands)                                                               2003              2002
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                              $  1,113,139        $  838,913
 Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed net income of subsidiaries                        (694,865)         (193,994)
   Depreciation and amortization of properties and equipment                      569             1,137
   Decrease/(increase) in receivables from subsidiaries                        12,905            (6,976)
   Securities gains, net                                                      (31,409)          (92,420)
   Other losses, net                                                           22,358            54,550
   Amortization of premiums and discounts on securities and debt                 (698)             (478)
   (Decrease)/increase in accrued expenses and other liabilities              (59,687)           30,980
   Other, net                                                                  17,722            12,745
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     380,034           644,457
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Purchases of securities                                                     (417,618)          (85,483)
 Proceeds from sales and maturities of securities                             458,214           355,968
 Net decrease/(increase) in other investments                                 120,194          (156,261)
 Principal collected on loans to subsidiaries                                 687,334           109,249
 Loans to subsidiaries                                                       (370,000)          (84,821)
 Investments in subsidiaries                                                     (522)          (30,023)
 Returns of investment from subsidiaries                                      180,000               284
 Net decrease in properties and equipment                                      10,840                --
----------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                     668,442           108,913
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net decrease in borrowed funds                                            (1,020,000)         (362,000)
 Issuance of debt                                                             300,000                --
 Repayment of debt                                                               (880)         (100,880)
 Dividends paid                                                              (373,012)         (358,817)
 Issuances of common stock                                                     83,055            68,317
 Repurchases of common stock                                                  (37,629)               --
----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                      (1,048,466)         (753,380)
----------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and demand balances due from banks                     10               (10)
Cash and demand balances due from banks, January 1                              1,498             1,497
----------------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, JUNE 30                       $        1,508       $     1,487
==========================================================================================================
SUPPLEMENTAL INFORMATION
 Interest paid                                                         $       45,507       $    60,716
==========================================================================================================


Retained earnings of the holding company included $6.8 billion, $6.1 billion, and $5.8 billion of equity in undistributed net income of subsidiaries at June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains forward-looking statements. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation's ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation's business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of the Corporation's filings with the SEC are available at no cost on the SEC's Web Site at www.sec.gov or on the Corporation's Web Site at www.NationalCity.com.

FINANCIAL REVIEW

The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three and six months ended June 30, 2003 and serves to update the 2002 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 44 of this Form 10-Q.

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

Retained interests, including mortgage and other servicing assets, are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of retained interests is considered a critical accounting estimate. Notes 1, 5 and 11 to the consolidated financial statements include further discussion on the accounting for these assets and provide sensitivity analyses showing how the value of these assets is estimated to change in response to adverse changes in the key assumptions used to determine their value.

The valuation of derivative instruments is considered critical because the majority of the derivative instruments held by the Corporation are valued using discounted cash flow modeling techniques, which require the use of estimates regarding the amount and timing of future cash flows. Derivative instruments are carried at fair value on the consolidated balance sheet with changes in value recorded in the income statement. Notes 1 and 22 to the consolidated financial statements provide further discussion on the accounting for and the Corporation's use of derivative instruments.

Lease financing arrangements include a residual value component, which represents the estimated value of the leased asset upon the expiration of the lease. The Corporation leases to customers various types of equipment under commercial lease financing arrangements and also has a portfolio of automobile lease financings, although this portfolio has been declining since the decision was made in December 2000 to cease originating automobile leases. The valuation of residual assets is considered critical due to the sensitivity in forecasting the impact of product and technology changes, consumer behavior, competitor initiatives, shifts in supply and demand, and economic conditions, among other factors, on the fair value of residual assets. Notes 1 and 7 to the consolidated financial statements provide further discussion of the Corporation's lease financing arrangements.

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

EARNINGS SUMMARY

National City reported net income for the second quarter and first six months of 2003 of $617 million and $1.1 billion, respectively, up from net income of $393 million and $839 million for the same periods in 2002. Net income per diluted share was $.99 and $1.80 for the second quarter and first six months of 2003, respectively, up from net income per diluted share of $.63 and $1.36 for the same 2002 periods. Returns on average common equity and average assets were 28.1% and 2.08%, respectively, for the second quarter of 2003, compared to 20.0% and 1.61%, respectively, for the second quarter of 2002. Year-to-date returns on average common equity and average assets in 2003 were 25.8% and 1.91%, respectively, versus 22.0% and 1.69%, respectively, in 2002.

Record levels of mortgage banking activity resulting from the historically low interest rate environment, partially offset by higher credit costs, drove increases in net interest income and fee income and led to strong financial results for the second quarter and first six months of 2003.

FINANCIAL CONDITION

This section should also be reviewed in conjunction with the average balance sheets presented on pages 62-63 of this financial review.

AVERAGE EARNING ASSETS

A summary of average earning assets follows:

---------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                            Six Months Ended
---------------------------------------------------------------------------------------------------------------------------
                                       JUNE 30          March 31           June 30          JUNE 30           June 30
(In Millions)                           2003              2003              2002              2003              2002
---------------------------------------------------------------------------------------------------------------------------
Portfolio loans
    Commercial                         $  24,319        $  24,596            $25,127        $  24,458           $25,628
    Real estate -- commercial              9,475            9,420              7,909            9,448             7,796
    Real estate -- residential            22,469           21,025             15,161           21,751            15,047
    Home equity lines of credit            8,761            8,152              6,679            8,458             6,374
    Credit card and other unsecured
       lines of credit                     2,084            2,033              1,810            2,059             1,795
    Other consumer                         7,957            7,957             11,244            7,955            11,289
---------------------------------------------------------------------------------------------------------------------------
         Total portfolio loans            75,065           73,183             67,930           74,129            67,929
Loans held for sale or
  securitization                          24,118           22,524             10,343           23,325            12,666
Securities (at amortized cost)             7,397            8,295              8,660            7,844             8,745
Other                                        775              783                864              779               833
---------------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                    $107,355         $104,785            $87,797         $106,077           $90,173
===========================================================================================================================

Average earning assets increased to $107.4 billion during the second quarter of 2003, up from $104.8 billion last quarter and $87.8 billion for the second quarter of 2002. Year-to-date average earning assets also increased to $106.1 billion for the first six months of 2003, up from $90.2 billion for the same period a year ago. The growth in average earnings assets was principally due to the continued growth in residential real estate and home equity loan originations, which have been robust in this low interest rate environment.

Average portfolio loans grew 3% and 11% during the second quarter of 2003 compared to the first quarter of 2003, and the second quarter of 2002, respectively. Average portfolio loans increased 9% on a year-over-year comparison. The increase in portfolio loans was primarily driven by the retention of residential real estate loan production from the National City Mortgage Co. (NCMC) and First Franklin Corporation subsidiaries, and from home equity loan production generated from the Corporation's National Home Equity division. First Franklin mortgage loan originations remained strong during the second quarter and first half of 2003 and amounted to $4.4 billion and $7.9 billion, respectively, compared to $2.4 billion and $4.4 billion originated in the same periods in 2002. First Franklin originations also increased on a linked-quarter basis, up from $3.5 billion in the first quarter of 2003. A portion of First Franklin's mortgage loan production is retained in portfolio with the remainder sold to third parties. During the second quarter of 2003, $1.9 billion of First Franklin's production was retained for the residential real estate portfolio, compared to $1.7 billion a quarter ago and $1.1 billion in the quarter a year ago. Over the past year, $6.6 billion of First Franklin loans were retained in portfolio. Period-end First Franklin residential real estate loans grew to $11.5 billion at June 30, 2003, up from $10.4 billion last quarter and $7.5 billion at June 30, 2002. Additionally, the residential real estate portfolio increased as the result of retaining certain adjustable-rate mortgage loans in portfolio. These loans were originated by NCMC and the total amount of mortgage loans retained in portfolio during the second quarter of and first six months of 2003 was $489 million and $1.2 billion, respectively. The residential real estate portfolio was also affected by the December 31, 2002 reclassification of $3.2 billion of installment loans secured by real estate from the other consumer portfolio. This loan reclassification was made to make the balance sheet presentation of loans secured by real estate more consistent with bank regulatory definitions. Home equity loan production remained strong due to the low interest rate environment and management's focus on the national home equity market.

Average commercial loans remained flat on a linked-quarter basis and decreased during the second quarter and first half of 2003 when compared to the same periods in 2002. Commercial loan demand continued to be reflective of the weak economic environment, as corporate borrowers remained cautious in their spending and borrowing decisions. The year-over-year increase in average commercial real estate, and to some extent the decrease in average commercial loans, is the result of a 2002 fourth quarter $1.1 billion reclassification of loans from the commercial loan portfolio. This reclassification was made to make the presentation of loans secured by commercial real estate more consistent with bank regulatory guidelines. The following table summarizes the period-end commercial and commercial real estate portfolios by major industry and exposure to individual borrowers as of June 30, 2003.

---------------------------------------------------------------------------------------------------------------------
                                                                                      Average         Largest Loan
                                                 Outstanding          % to         Loan Balance       to a Single
(Dollars in Millions)                              Balance           Total          Per Obligor         Obligor
---------------------------------------------------------------------------------------------------------------------
Real estate                                        $10,154             30%                 $.8            $  61
Consumer cyclical                                    5,054             15                   .8               91
Consumer noncyclical                                 3,898             12                   .4               47
Industrial                                           3,559             10                   .9               78
Basic materials                                      2,952              9                  1.4               67
Financial                                            2,417              7                  1.8               60
Services                                             1,466              4                   .4              133(a)
Energy and utilities                                   676              2                  1.1               50
Technology                                             354              1                  3.0               22
Miscellaneous                                        1,579              5                   .2               18
---------------------------------------------------------------------------------------------------------------------
                                                    32,109             95
Commercial leasing -- all industries                 1,533              5
---------------------------------------------------------------------------------------------------------------------
TOTAL                                              $33,642            100%
=====================================================================================================================

(a) This loan is secured by government-insured student loans.

Record mortgage loan origination volumes at NCMC and First Franklin drove the increase in average loans held for sale in the second quarter, up 7% and 133% over average loans held for sale in the previous quarter and prior year, respectively. Similarly, 2003 year-to-date average loans held for sale increased 84% over the comparable 2002 period. The sustained increase in mortgage activity and loans held for sale is the result of the historically low interest rate environment, which has fueled mortgage refinancings. Refer to the Noninterest Income section of this financial review for further discussion on NCMC and First Franklin mortgage loan originations. The higher level of loans held for sale served as the primary driver of the increase in net interest income and, as a result of a steeper yield curve, also had a positive impact on the net interest margin.

Average securities decreased during the second quarter and first half of 2003 over the same 2002 periods primarily due to principal paydowns, particularly in the mortgage-backed securities portfolio.

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING

A summary of average interest bearing liabilities and funding follows:

                                                         Three Months Ended                       Six Months Ended
---------------------------------------------------------------------------------------------------------------------------
                                              JUNE 30         March 31        June 30         JUNE 30          June 30
(In Millions)                                   2003            2003            2002            2003            2002
---------------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                 $  17,596       $  15,689         $12,760       $  16,648         $12,564
Interest bearing core deposits                  41,464          40,398          37,950          40,934          37,539
---------------------------------------------------------------------------------------------------------------------------
Total core deposits                             59,060          56,087          50,710          57,582          50,103
Purchased deposits                              10,157           9,972           8,834          10,065          10,071
Short-term borrowings                           13,480          14,942           8,499          14,207          10,678
Long-term debt and capital securities           23,914          22,826          19,432          23,373          19,026
---------------------------------------------------------------------------------------------------------------------------
Total purchased funding                         47,551          47,740          36,765          47,645          39,775
Stockholders' equity                             8,802           8,600           7,886           8,701           7,709
---------------------------------------------------------------------------------------------------------------------------
TOTAL FUNDING                                 $115,413        $112,427         $95,361        $113,928         $97,587
===========================================================================================================================
TOTAL INTEREST BEARING LIABILITIES           $  89,015       $  88,138         $74,715       $  88,579         $77,314
===========================================================================================================================

The percentage of each funding source to total funding follows:

                                                         Three Months Ended                       Six Months Ended
---------------------------------------------------------------------------------------------------------------------------
                                              JUNE 30         March 31        June 30         JUNE 30          June 30
                                                2003            2003            2002            2003            2002
---------------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                      15.3%           14.0%           13.4%           14.6%           12.9%
Interest bearing core deposits                    35.9            35.9            39.8            35.9            38.5
---------------------------------------------------------------------------------------------------------------------------
Total core deposits                               51.2            49.9            53.2            50.5            51.4
Purchased deposits                                 8.8             8.9             9.3             8.8            10.3
Short-term borrowings                             11.7            13.3             8.9            12.5            10.9
Long-term debt and capital securities             20.7            20.3            20.3            20.5            19.5
---------------------------------------------------------------------------------------------------------------------------
Total purchased funding                           41.2            42.5            38.5            41.8            40.7
Stockholders' equity                               7.6             7.6             8.3             7.7             7.9
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                            100.0%          100.0%          100.0%          100.0%          100.0%
===========================================================================================================================

Average interest bearing liabilities totaled $89.0 billion for the second quarter of 2003, up from $88.1 billion last quarter and $74.7 billion for second quarter of 2002. Year-over-year average interest bearing liabilities also increased to $88.6 billion for the first half of 2003, up from $77.3 billion a year ago. Core deposits continued to grow during the second quarter of 2003, continuing a trend that began in late 2000, reflecting new account acquisition and retention, expanded product offerings such as free checking and online bill payment, and improved customer service. Core deposit growth was also driven by a higher level of mortgage banking escrow balances associated with the increase in mortgage banking activity and, to a lesser extent, a general shift in customer preference away from the equity markets and into insured bank deposits. Average short-term borrowings increased during the first half of 2003 to support asset growth, mainly mortgage loans held for sale. Asset growth was also supported through the 2003 increase in average long-term debt, principally through the issuance of senior and subordinated bank notes by the bank subsidiaries and the issuance of senior notes by the holding company. Refer to Note 13 of the consolidated financial statements for discussion on the Corporation's long-term debt.

CAPITAL

The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. For further detail on capital and capital ratios, see Notes 15 and 16 to the consolidated financial statements.

Stockholders' equity was $9.1 billion at June 30, 2003, up from $8.3 billion and $7.9 billion at December 31, 2002 and June 30, 2002, respectively. Equity as a percentage of assets was 7.34% at June 30, 2003, compared to 7.03% at December 31, 2002 and 8.02% a year ago. Book value per common share rose to $14.77 at June 30, 2003, up from $13.59 and $13.02 at December 31, 2002 and June 30, 2002,
respectively.

During the first quarter of 2003 and the fourth quarter of 2002, the Corporation repurchased 1.4 million shares and 1.3 million shares, respectively. There were no shares repurchased during the second quarter of 2003 or during the first six months of 2002. As of June 30, 2003, 37.9 million shares remain authorized for repurchase. Subject to ongoing capital, investment, and acquisition considerations, management intends to continue share repurchases in 2003 on an opportunistic basis.

National City declared and paid dividends per common share of $.305 during the second quarter of 2003, up one cent from the quarterly dividend per share declared and paid in the 2002 second quarter of $.295. On July 1, 2003, National City's Board of Directors approved an increase in the third quarter dividend to $.32 per common share, representing the sixteenth increase in the dividend over the last ten years. The dividend payout ratio, representing dividends per share divided by earnings per share, was 30.8% and 46.8% for the second quarters of 2003 and 2002, respectively. The dividend payout is under review by management and the Board of Directors in light of the enactment of new tax laws in 2003.

At June 30, 2003, the Corporation's market capitalization was $20.1 billion. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC." Stock price information for National City's common stock is presented in the following table.

--------------------------------------------------------------------------------------------------
                                  2003                                    2002
                       ----------------------------    -------------------------------------------
                          SECOND         First            Fourth         Third         Second
NYSE: NCC                QUARTER        Quarter          Quarter        Quarter        Quarter
--------------------------------------------------------------------------------------------------
High                      $34.97         $29.45            $29.82        $33.49        $33.75
Low                        27.92          26.53             24.60         25.58         29.60
Close                      32.71          27.85             27.32         28.53         33.25
===================================================================================================

RESULTS OF OPERATIONS

NET INTEREST INCOME

This section should also be reviewed in conjunction with the daily average balances/net interest income/rates table presented on pages 63-65 of this financial review.

The primary source of the Corporation's revenue is net interest income. Net interest income is discussed and presented in this financial review on a tax-equivalent basis as the interest on certain loans and securities held by the Corporation is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $7 million and $15 million for the second quarter and first six months of 2003, respectively, and $8 million and $16 million for the same periods in 2002, respectively.

Tax-equivalent net interest income for the second quarter and first six months of 2003 was $1.1 billion and $2.2 billion, respectively, up from $971 million and $2.0 billion for the comparable 2002 periods. The net interest margin was 4.11% in the second quarter of 2003, compared to 4.21% in the first quarter of this year and 4.42% in last year's second quarter. The 2003 year-to-date net interest margin was 4.16%, compared to 4.39% for the first six months of 2002.

The growth in net interest income during the second quarter and first half of 2003 was the result of earning asset growth, driven mostly by strong mortgage loan originations, a more favorable earning asset mix, and lower funding costs. The lower margin in 2003 was due to reduced asset yields and narrower spreads on deposits, reflecting the ongoing effect of lower market interest rates.

NONINTEREST INCOME

Details of noninterest income follow:

------------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                           Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                   JUNE 30           March 31          June 30          JUNE 30           June 30
(In Millions)                                        2003              2003             2002              2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Mortgage banking revenue                             $   476            $394              $248               $870          $  443
Deposit service charges                                  142             135               126                277             245
Payment processing revenue                               113             105               112                218             221
Trust and investment management fees                      78              69                85                147             163
Card-related fees                                         44              41                32                 85              64
Brokerage revenue                                         34              24                31                 58              58
Other service fees                                        26              28                30                 54              52
Other                                                    117              70                65                187             174
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FEES AND OTHER INCOME                            1,030             866               729              1,896           1,420
Securities gains, net                                     32              --                44                 32              98
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                              $1,062            $866              $773             $1,928          $1,518
====================================================================================================================================

Fees and other income for the second quarter of 2003 totaled $1.0 billion, up from $866 million in the 2003 first quarter and $729 million in the second quarter of 2002. Fees and other income for the first half of 2003 reached $1.9 billion, up from $1.4 billion last year. In general, the increase in fees and other income was primarily driven by the continued growth in mortgage banking revenue, and to a lesser extent, increases in deposit service charges, card-related fees, and derivative gains included in other noninterest income. A discussion of significant changes in fees and other income follows.

Details of mortgage banking revenue follow:

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                          Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                      JUNE 30         March 31          June 30           JUNE 30          June 30
(In Millions)                                          2003             2003              2002             2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Servicing revenue:
 Net servicing fees                                   $    92            $ 120            $  94             $ 212            $ 182
 Amortization of mortgage servicing assets               (137)            (148)             (78)             (285)            (147)
 Mortgage servicing asset impairment
   (charge) recovery                                      (74)              87              (87)               13              (74)
 Mortgage servicing asset ineffective
   hedge and other derivative gains, net                  185               76              113               261              137
------------------------------------------------------------------------------------------------------------------------------------
Net servicing revenue                                      66              135               42               201               98
National City Mortgage Co. (NCMC)
   origination and sales revenue                          322              190              163               512              288
------------------------------------------------------------------------------------------------------------------------------------
Total NCMC mortgage banking revenue                       388              325              205               713              386
First Franklin origination and sales revenue               88               69               43               157               57
------------------------------------------------------------------------------------------------------------------------------------
TOTAL MORTGAGE BANKING REVENUE                         $  476            $ 394             $248             $ 870            $ 443
====================================================================================================================================

Information on residential mortgage loan origination and sales follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                          Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                      JUNE 30         March 31          June 30           JUNE 30          June 30
(In Millions)                                          2003             2003              2002             2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Originations
  NCMC                                                  $32,853          $24,300          $13,605           $57,153          $27,994
  First Franklin                                          2,396            1,732            1,248             4,128            1,874
------------------------------------------------------------------------------------------------------------------------------------
TOTAL RESIDENTIAL MORTGAGE LOANS
  ORIGINATED FOR SALE                                   $35,249          $26,032          $14,853           $61,281          $29,868
====================================================================================================================================
Sales
  NCMC                                                  $27,277          $25,611          $15,390           $52,888          $32,379
  First Franklin                                          2,164            1,851            1,247             4,015            1,882
------------------------------------------------------------------------------------------------------------------------------------
TOTAL RESIDENTIAL MORTGAGE LOAN SALES                   $29,441          $27,462          $16,637           $56,903          $34,261
====================================================================================================================================

The continued growth in mortgage banking revenue during the second quarter and first half of 2003 reflected record mortgage originations driven by the historically low interest rate environment and the results of successful hedging strategies to protect the value of mortgage servicing assets. Virtually all NCMC's mortgage loan production is sold into the secondary market. Approximately one-half of First Franklin's loan production is also sold to third parties, with the remainder held in portfolio.

The Corporation typically retains the right to service the mortgage loans sold by NCMC and recognizes a mortgage servicing asset upon sale of the loans. Notes 1 and 11 of the consolidated financial statements provide further discussion on the accounting for mortgage servicing assets. As a result of the continued high volume of mortgage loan origination and sale activity, the unpaid principal balance of loans serviced for third parties grew to $119.9 billion at June 30, 2003, up from $101.9 billion at December 31, 2002 and $94.6 billion at June 30, 2002. Net servicing fees decreased on a linked-quarter comparison primarily due to a first quarter 2003 adjustment of approximately $30 million to accrue servicing fees earned but not collected. Despite the growth in loans serviced for third parties, net servicing fees remained flat on a year-over-year comparison, excluding the first quarter of 2003 servicing fee adjustment. This occurred as the increase in servicing fees associated with the growth of loans serviced for third parties was more than offset by increases in contractual expenses paid to third-party investors for loans that prepaid during the period. The carrying value of mortgage servicing assets at June 30, 2003, December 31, 2002, and June 30, 2002 was $733 million, $615 million, and $1.1 billion, respectively. The year-over-year decline in the carrying value of the mortgage servicing assets resulted from increases in actual and expected prepayment rates, which has resulted in a lower servicing asset capitalized at the time of sale and reduced the fair value of servicing assets previously capitalized. During the first half of 2003, a recovery in temporary impairment was recognized on certain mortgage servicing assets whose value increased due to rising interest rates during the period but which could not be recognized under SFAS
133. The value of mortgage servicing assets is sensitive to changes in interest rates. In a low rate environment, as was experienced during the first six months of 2003 and in fiscal year 2002, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the estimated value of existing mortgage servicing assets. The Corporation manages the risk associated with declines in the estimated value of mortgage servicing assets by using derivative instruments. Mortgage banking revenue in the second quarter and first half of 2003 benefited from successful hedging strategies designed to protect the value of mortgage servicing assets. Further detail on mortgage servicing assets, including a sensitivity analysis of the effect changes in assumptions have on the estimated value of servicing assets, is included in Note 11 to the consolidated financial statements.

Deposit service charges remained strong in the second quarter of 2003. The linked-quarter and year-over-year increase is a result of growth in core deposits, increased cash management account activity, a higher level of customer debit card usage, and fewer waived fees. Core deposit balances continued their sequential quarterly growth trend as a result of new account acquisition, expanded product offerings, and improved customer service.

Payment processing revenue generated by National Processing, Inc. (NPI), National City's 85%-owned subsidiary, increased on a linked-quarter basis due to higher transaction volume and the addition of $1 million in revenue associated with NPI's purchase of Bridgeview Payment Solutions in June 2003. Refer to Note 10 of the consolidated financial statements for further discussion on NPI's acquisition of Bridgeview Payment Solutions. The year-over-year decline in payment processing revenue was primarily due to lower transaction volume processed for the airline and travel industries. In 2002, NPI decided to discontinue serving the airline industry yet will continue to process debit and credit card transactions for airline customers until its existing contractual obligations expire. The contracts have various expiration dates through 2005. Refer to Note 19 to the consolidated financial statements for further discussion on NPI and the airline industry.

Trust and investment management fees increased in the second quarter of 2003 when compared to the previous quarter primarily as a result of fees recognized in the second quarter for seasonal tax preparation services, and to a lesser extent, an increase in revenue associated with the value of assets under administration. Conversely, year-over-year trust and investment management fees decreased primarily due to lower values of assets under administration caused by lower equity market values and net asset outflows. At June 30, 2003, assets under administration totaled $109.1 billion, compared to $133.6 billion at December 31, 2002, and $140.6 billion at June 30, 2002.

Card-related fees rose on a linked-quarter basis due to an increase in credit card and ATM interchange income associated with higher transaction volume. The year-over-year increase was mainly a result of certain excess cash flows, principally interchange fees, associated with securitized credit card balances which were recorded in interest income during the first half of 2002, versus card-related fees during the first half of 2003. During the second quarter of 2003, VISA(R) and Mastercard(R) entered into an agreement to settle merchant litigation regarding debit card interchange reimbursement fees. Final approval of the settlement by the District Court is still pending, however, management does not believe the impact of renegotiated debit card interchange rates will have a material impact on results of operations, financial position, or liquidity.

The linked-quarter growth in brokerage revenue resulted from increases in investment banking and retail brokerage equity trading activities fueled by the recovery in the equity markets during the second quarter of 2003.

Other fee income rose on a linked-quarter basis due to a $72 million second quarter increase in non-SFAS 133 hedge relationship derivative gains primarily associated with interest rate swaps used to economically hedge the steep yield curve; a second quarter gain on the sale of student loans of $6 million; offset by a second quarter partnership and joint venture loss of $7 million, and an increase in the amount of principal investment losses realized during the second quarter. Principal investment losses for the second quarter of 2003 were $16 million, versus a $6 million gain in the first quarter of 2003. Other fee income also increased on a year-over-year comparison due to the aforementioned increase in derivative gains, offset by the aforementioned partnership and joint venture losses, an increase in principal investment losses, a decrease in the amount of gains realized on the sale of student loans, and securitization gains of $50 million and a $5 million gain recorded for contingent consideration received in connection with the Corporation's 2001 sale of National Asset Management Corporation that were realized during the first half of 2002 with no similar gains recorded in 2003. Principal investment losses and gains on the sale of student loans were $10 million and $6 million, respectively, for the first six months of 2003, compared to $4 million and $11 million, respectively, for the first six months of 2002.

Net securities gains of $32 million were realized for both the second quarter and first six months of 2003, compared to $44 million for the second quarter of 2002 and $98 million for the first half of 2002. The majority of these gains were generated from the Corporation's internally-managed equity portfolio comprised primarily of bank and thrift common stocks (bank stock fund). All securities gains realized in 2003 were related to the bank stock fund, of which $15 million represented appreciation on securities donated to the Corporation's charitable foundation in the second quarter. Bank stock fund gains of $42 million and $91 million were realized in the second quarter and first six months of 2002, respectively, of which $14 million represented appreciation on securities donated to the Corporation's charitable foundation in the second quarter. Net unrealized gains in the bank stock fund are included in other comprehensive income, net of tax, within stockholders' equity and were $8 million at June 30, 2003.

NONINTEREST EXPENSE

Details of noninterest expense follow:

------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                         Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                       JUNE 30         March 31          June 30           JUNE 30         June 30
(In Millions)                                           2003             2003              2002             2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Salaries, benefits, and other personnel                  $  542          $   561             $445            $1,103           $  889
Equipment                                                    62               65               61               127              123
Net occupancy                                                56               58               55               114              110
Third-party services                                         71               65               60               136              113
Card processing                                              52               52               52               104              106
Marketing and public relations                               67               17               75                84              101
Postage and supplies                                         33               33               30                66               62
Goodwill and other intangible asset
  amortization                                                6                5                5                11               10
Telecommunications                                           19               21               22                40               43
Travel and entertainment                                     14               13               15                27               29
State and local taxes                                        14               16               14                30               31
Other real estate owned                                       6                3                6                 9               11
Other                                                        84              100              134               184              221
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE                                $1,026           $1,009             $974            $2,035           $1,849
====================================================================================================================================


Noninterest expense was $1.0 billion in both the second and first quarters of 2003 and $974 million in the second quarter of 2002. Noninterest expense for the first half of 2003 was $2.0 billion, compared to $1.8 billion in the first half of 2002. A discussion of significant changes in noninterest expense follows.

Details of salaries, benefits, and other personnel expense follow:

                                                                    Three Months Ended                     Six Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                         JUNE 30         March 31          June 30      JUNE 30         June 30
(Dollars in Millions)                                     2003             2003             2002         2003            2002
--------------------------------------------------------------------------------------------------------------------------------
Salaries and incentive compensation                         $426             $403             $384      $   829             $754
Stock-based compensation                                       6                4                2           10                4
Medical and other benefits                                    49               44               40           93               79
Contract labor                                                23               20               14           43               30
Defined contribution plan - 401(k)                            17               23               13           40               33
Defined benefit pension plan                                  (4)              (4)             (15)          (8)             (30)
Severance and other                                           25               71                7           96               19
--------------------------------------------------------------------------------------------------------------------------------
TOTAL SALARIES, BENEFITS, AND OTHER PERSONNEL               $542             $561             $445       $1,103             $889
================================================================================================================================
FULL-TIME-EQUIVALENT EMPLOYEES                            32,414           32,633           32,158
================================================================================================================================

Salaries, benefits, and other personnel expense increased in the first half 2003 as a result of the first quarter severance-related charge, increases in incentive compensation and contract labor, stock option expense, and higher medical and other benefits costs. Salaries, benefits, and other personnel expense decreased on a linked-quarter basis due to the first-quarter severance-related charge, offset primarily by an increase in incentive compensation. During the first quarter of 2003, the Corporation recorded severance charges of $71 million in connection with cost-cutting initiatives designed to improve long-term profitability. Of this charge, $67 million, recorded as salaries, benefits, and personnel expense, was associated with a voluntary retirement program and position eliminations made across the Corporation's lines of business. The remaining $4 million charge was recorded to third-party services expense and related to outplacement services offered to employees whose positions were eliminated. Incentive compensation and contract labor, driven by record mortgage origination and sales at NCMC and First Franklin, increased in the second quarter and first half of 2003 when compared to the same 2002 periods. Employee benefit-related expenses increased in 2003 primarily due to the reduction in the defined benefit pension credit, principally driven by a decline in the long-term rate of return assumption along with a decline in the value of the pension plan assets. See Note 21 to the consolidated financial statements for further discussion on the Corporation's pension plan. Other linked-quarter and year-over-year increases in employee benefit-related expenses were attributed to increased contributions to participant 401(k) plans and higher medical benefit costs. As discussed in Note 1 to the consolidated financial statements, the Corporation began expensing stock options in accordance with SFAS 123 on January 1, 2003. Although stock option expense increased in the second quarter and first six months of 2003, this adoption had minimal impact to earnings during the first half as the majority of stock option grants generally occur during the third quarter of each fiscal year. Staffing levels on a full-time equivalent basis at June 30, 2003, decreased on a linked-quarter basis due to the impact of the personnel reductions associated with the first quarter cost-cutting initiative, offset by increases in staffing to support the mortgage banking business. Conversely, staffing levels increased on a year-over-year comparison to support the record levels of mortgage banking activity, partially offset by the aforementioned personnel reductions.

Third-party services expense increased on a year-over-year basis due to the position elimination outplacement service expense of $4 million discussed above, increases in payment processing referral fees, increases in professional service fees, and activities outsourced due to the increase in mortgage banking volume. The linked-quarter increase in third-party services is attributed to the same factors that drove the increase in the year-over-year comparison, offset by the outplacement service expense that was recorded in the first quarter of 2003.

Marketing and public relations expense increased on a linked-quarter basis primarily due to the 2003 second quarter charge of $40 million associated with the donation of appreciated investment securities to the Corporation's charitable foundation and, to a lesser extent, an increase in television and print advertising costs associated with the Corporation's ongoing brand awareness campaign. The year-over-year decrease in marketing and public relations expense is attributed to a greater amount of appreciated investment securities donated to the charitable foundation and an increase in advertising expenses incurred during the first half of 2002. The amount of the appreciated investment securities donated in the second quarter of 2002 was $53 million.

Other noninterest expense decreased on both a linked-quarter and year-over-year basis. Items affecting linked-quarter comparability were first quarter 2003 commercial and automobile lease residual value charges of $17 million and $25 million, respectively, charges associated with the revaluation of community and civic partnership investments of $21 million and $13 million for the second and first quarters of 2003, respectively, and a $9 million building lease termination charge recorded in the second quarter of 2003 for the purchase of National City Center, the Corporation's headquarters building in Cleveland, Ohio. Items affecting year-over-year comparability included first half 2003 and 2002 charges of $34 million and $4 million, respectively, for the revaluation of community and civic partnership investments, commercial and automobile lease residual value charges of $5 million and $51 million, respectively, for the first six months of 2002, compared to the aforementioned residual value charges recorded in the first quarter and first half of 2003, and a $22 million charge recorded in the first half 2002 to reflect estimated impairment in various other assets.

The efficiency ratio, calculated as noninterest expense divided by the sum of tax-equivalent net interest income and total fees and other income, was 48.1% and 49.6% for the second quarter and first six months of 2003, respectively, down from 57.3% and 54.4% for the comparable periods in 2002.

INCOME TAXES

The Corporation's effective tax rate was 34.5% for the first half of 2003 compared to 34.2% for the first half of 2002.

LINE OF BUSINESS RESULTS

National City is functionally managed along five major business lines. A description of each business line, including its products, customers and markets served, and selected financial information for the second quarter and first six months of 2003 and 2002 is included in Note 23 to the consolidated financial statements. A discussion of line of business results for the second quarter of 2003 follows.

Net income (loss) by line of business follows:

                                                                    Three Months Ended                        Six Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                         JUNE 30         March 31       June 30          JUNE 30         June 30
(In Millions)                                             2003             2003          2002             2003             2002
----------------------------------------------------------------------------------------------------------------------------------
Consumer and Small Business Financial Services               $168             $141          $140             $309             $279
Wholesale Banking                                              58               55            77              113              139
National Consumer Finance                                     400              352           174              752              331
Asset Management                                               27               19            26               46               52
National Processing                                            11                9            12               20               24
Parent and Other                                              (47)             (79)          (37)            (127)              14
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED NET INCOME                                      $617             $497          $392           $1,113             $839
==================================================================================================================================

The improved results for Consumer and Small Business Financial Services during the second quarter and first half of 2003 reflect strong loan and deposit growth, which boosted service fees earned on credit card and home equity loans, deposit accounts, and ATM transactions. Loan growth was driven by higher home equity loan production, an increase in credit card loans associated with new product offerings, and growth in small business loans, partially offset by the continued run off of the automobile lease portfolio. Deposits grew over the prior year as a result of new product offerings such as free checking accounts, a new money market management account and online bill payment; better sales efforts aided by enhanced incentive compensation programs; and an ongoing emphasis on customer service and account retention. Over the past several years, the business line has improved customer service through investments in training and back-office technology. Although net interest income has benefited over the past year from loan and deposit growth, the sustained low interest rate environment has reduced the net interest margin on deposits. Noninterest expense decreased on a linked-quarter and year-over-year comparison mainly due to the effect of automobile lease residual value write-downs, offset by higher sales-driven personnel expenses. Pretax automobile lease residual value write-downs were $25 million and $51 million for the first six months of 2003 and 2002, respectively. The entire automobile lease residual value write-down in 2003 was recorded in the first quarter.

Net income for Wholesale Banking declined during the first half of 2003 as loan demand remained soft and credit costs rose over the past year. The rise in credit costs have not been concentrated in any particular industry or geographic area. Noninterest expense increased primarily due to a pretax $17 million charge recognized during the first six months of 2003 to write down the values of certain commercial lease assets, versus a similar charge of $5 million recognized last year. Noninterest income decreased principally due to lower syndication fees, pretax principal investment losses of $10 million recognized during the first half of 2003, versus principal investment losses of $4 million recognized in the previous year, offset by increases in standby letter of credit fees, deposit fees, and investment banking revenue. Net interest income increased as the low interest rate environment widened spreads on loans. Wholesale Banking's results improved on a linked-quarter basis due to lower second quarter loan loss provision, higher net interest income, and lower noninterest expense resulting from the recognition of the aforementioned commercial lease write-down in the first quarter of 2003. The increases were somewhat offset by lower noninterest income due to second quarter pretax principal investment losses of $16 million, versus principal investment gains of $6 million recorded in the first quarter.

Net income for National Consumer Finance rose significantly during the first six months of 2003 over the prior year and also increased on a linked-quarter basis. The business line continued to benefit from the low mortgage interest rate environment, which fueled record loan origination activity. At the same time, lower short-term rates resulted in a steep yield curve, which boosted the net interest margin on the mortgage warehouse and facilitated advantageous mortgage servicing hedging strategies. Residential mortgage production and sales volume for the first six months of 2003 increased significantly, up 105% and 66%, respectively, over the first half of last year. Residential mortgage production and sales volume also increased during the second quarter of 2003, up 35% and 7%, respectively, over the 2003 first quarter. Average mortgage loans held for sale were approximately $24.1 billion for the quarter ended June 30, 2003, compared to $22.5 billion and $10.3 billion for the quarters ended March 31, 2003 and June 30, 2002, respectively. Residential mortgage production included nonconforming loans generated by First Franklin. Over the past year, approximately $6.6 billion of First Franklin's loan production has been retained in portfolio. As of June 30, 2003, the portfolio of First Franklin loans totaled $11.5 billion, compared to $10.4 billion last quarter and $7.5 billion at June 30, 2002. Growth in this portfolio has also contributed to the increase in net interest income and the provision for loan losses. Growth in home equity loans generated by the National Home Equity division also contributed to the year-over-year and linked-quarter increase in net income.

Net income for Asset Management declined in the first half of 2003 principally due to a lower level of assets under administration resulting from lower equity market values and net asset outflows. Assets under administration were $109.1 billion, $133.6 billion, and $140.6 billion at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. Net income increased on a linked-quarter comparison due to an increase in fee income associated with seasonal tax preparation fees and to a lesser extent, quarterly increases in trust and investment management fee income associated with the second quarter recovery in the equity markets.

National Processing's lower results for the first half of 2003 reflected growth in transaction volume from existing customers and the addition of new regional merchants that were more than offset by price compression in the national merchant base, weak consumer spending, and a decline in transactions processed for the airline industry. The lower airline volumes are the result of the strategic decision in 2002 to discontinue serving this customer base as existing contractual obligations expire. The contracts have various expiration dates through 2005. The revenue generated from these contracts represented approximately 8% of National Processing's 2002 annual revenue. National Processing's results for the first six months of 2002 also included a $2 million charge associated with the relocation of certain processing operations from Mexico to the United States. Net income rose on a linked-quarter basis primarily due to an increase in transaction volume during the second quarter.

The Parent and Other category included the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. Several significant items affected net income on a linked-quarter and year-over-year comparison. During the second quarter of 2003, noninterest expense included a $40 million charge associated with the donation of appreciated investment securities to the Corporation's charitable foundation, compared to a second quarter 2002 charge of $53 million, and a $9 million lease termination penalty associated with the purchase of the Corporation's headquarters building in Cleveland, Ohio. Additionally, noninterest expense included $71 million in severance and related charges associated with the Corporation's first quarter 2003 cost-reduction initiatives. Noninterest income included first quarter 2002 securitization gains of $50 million and a second quarter 2002 gain of $5 million for contingent consideration received in connection with the sale of the Corporation's investment in NAMCO. These items did not recur in 2003. Fee income included bank stock fund gains in the second quarter and first half of 2003 in the amount of $32 million, compared to gains of $42 million and $90 million, respectively, for the same 2002 periods. There were no bank stock fund gains recorded during the first quarter of 2003. Net interest expense increased in the second quarter and first half of 2003 mainly as the result of maintaining an asset sensitive interest rate risk position in the current low interest rate environment and from internal crediting rates on new deposits being higher than the immediately available investment opportunities for those funds.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,
AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of June 30, 2003, the Corporation's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include accrued interest, unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. The operating lease amounts represent obligations as of December 31, 2002, adjusted for the cancellation of the lease associated with the Corporation's headquarters building. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.


------------------------------------------------------------------------------------------------------------------------------
                                                                            PAYMENTS DUE IN
                                                         -------------------------------------------------------
                                                                          ONE TO       THREE TO        OVER
                                               NOTE        ONE YEAR       THREE          FIVE          FIVE
(In Millions)                               REFERENCE      OR LESS        YEARS         YEARS         YEARS         TOTAL
------------------------------------------------------------------------------------------------------------------------------
Deposits without a stated maturity                          $50,724    $      --    $      --     $       --        $50,724
Consumer and brokered certificates
 of deposits                                                  6,990        6,639        1,478            940         16,047
Federal funds borrowed and security
 repurchase agreements                                       12,112           --           --             --         12,112
Borrowed funds                                  12            2,668           --           --             --          2,668
Long-term debt                                  13           13,969        7,091        2,616          3,559         27,235
Capital securities                              14               --           --           --            180            180
Operating leases                                                122          178          112            258            670
===============================================================================================================================


The Corporation also enters into derivative contracts under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, require monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at June 30, 2003 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 22 to the consolidated financial statements.

A schedule of significant commitments at June 30, 2003 follows:

------------------------------------------------------------------------------------------------------------
(In Millions)
------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Revolving home equity and credit card lines                                            $19,489
  Other loans                                                                             49,538
Standby letters of credit                                                                  3,728
Commercial letters of credit                                                                 156
Net commitments to sell mortgage loans and mortgage-backed                                33,872
Commitments to fund principal investments                                                    232
Commitments to fund civic and community investments                                          169
============================================================================================================

Further discussion of these commitments is included in Note 19 to the consolidated financial statements.

The Corporation may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which National City may be held contingently liable, including guarantee arrangements, is included in Notes 19 and 24 to the consolidated financial statements.

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

RISK MANAGEMENT

The Board of Directors is the foundation for effective corporate governance and risk management. The Board demands accountability of management, keeps stockholders' and other constituencies' interests in focus, advocates the upholding of the Corporation's code of ethics, and fosters a strong internal control environment. Through its Investment and Audit Committees, the Board actively reviews critical risk positions, including market, credit, liquidity, and operational risk. The Corporation's goal in managing risk is to control exposure to unnecessary risk and ensure appropriate returns for risk assumed. Senior management actively manages risk at the line of business level, supplemented with corporate-level oversight through the Asset Liability Committee, internal audit and quality control functions, and other risk management groups. Building on these strengths, the Corporation created a Chief Risk Officer function in late 2002 to reinforce the focus on risk management. This risk management structure is designed to surface risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk. The new risk management organization builds on existing practices by establishing risk limits and more robust measurement systems, continuing to focus on risk-reduction strategies, and further refining capital-allocation practices.

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

NET CHARGE-OFFS: Net charge-offs by portfolio type follow:

                                                          Three Months Ended                Six Months Ended
------------------------------------------------------------------------------------------------------------------
                                                   JUNE 30     March 31      June 30      JUNE 30       June 30
(In Millions)                                       2003         2003         2002          2003         2002
------------------------------------------------------------------------------------------------------------------
Commercial                                            $90          $93        $  67         $183        $  166
Real estate -- commercial                               5            2            7            7             8
Real estate -- residential                             25           31           18           56            41
Home equity lines of credit                             5            4            4            9             8
Credit card and other
 unsecured lines of credit                             23           20           19           43            38
Other consumer                                         16           21           20           37            55
------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                                $164         $171         $135         $335          $316
==================================================================================================================

Net charge-offs as a percentage of average loans by portfolio type follow:

------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                Six Months Ended
------------------------------------------------------------------------------------------------------------------
                                                 JUNE 30       March 31      June 30    JUNE 30         June 30
                                                    2003         2003         2002          2003         2002
------------------------------------------------------------------------------------------------------------------
Commercial                                           1.49%        1.53%        1.08%        1.51%         1.31%
Real estate -- commercial                             .22          .10          .37          .16           .23
Real estate -- residential                            .45          .59          .49          .52           .56
Home equity lines of credit                           .19          .20          .21          .20           .23
Credit card and other
 unsecured lines of credit                           4.46         3.92         3.87         4.19          4.21
Other consumer                                        .80         1.09          .74          .94           .99
==================================================================================================================
TOTAL NET CHARGE-OFFS
 TO AVERAGE PORTFOLIO LOANS (ANNUALIZED)              .88%         .95%         .80%         .91%          .94%
==================================================================================================================

Net charge-offs in the second quarter of 2003 were $164 million, or .88% of average loans, down from $171 million, or .95% of average loans, last quarter and up from $135 million, or .80% of average loans, in the second quarter of 2002. For the first six months of 2003, net charge-offs totaled $335 million, or ..91% of average loans, compared to $316 million, or .94% of average loans for the same period a year ago. The year-over-year increase in commercial loan net charge-offs was mainly driven by higher commercial loan losses associated with highly leveraged borrowers, as these loans are especially vulnerable in periods of prolonged economic weakness, and credit-related losses on certain aircraft leases. Residential real-estate net charge-offs increased during the first half of 2003 over last year primarily due to the growth and seasoning of the portfolio through the retention of First Franklin loans. Net charge-offs for residential real estate decreased on a linked-quarter basis due to lower levels of losses and delinquencies associated with the run-off of the former Altegra and Loan Zone portfolios and an increase in recoveries on previously charged-off loans due to improved loss mitigation efforts. The linked-quarter and year-over-year increases in net charge-offs on credit card and other unsecured lines of credit are primarily the result of higher losses associated with an increase in consumer bankruptcies, and to a lesser extent, growth in the portfolio. Somewhat offsetting the increase in year-to-date net charge-offs for credit card and other unsecured lines of credit was the impact of a change in charge-off policy in 2003 for delinquent credit card balances. In order to better manage collection efforts, the Corporation extended the period of time before it charges off delinquent credit card balances from 120 days to 150 days. This policy change decreased 2003 credit card net charge-offs by approximately $2 million and also contributed to the increase in loans 90 days past due. The linked-quarter and year-over-year decrease in other consumer net charge-offs is due to the overall lower balance of the portfolio affected by the reclassification of certain home equity installment loans to the residential real estate portfolio in December 2002 and the continued run-off of the automobile lease portfolio.

NONPERFORMING ASSETS AND DELINQUENT LOANS: Details of nonperforming assets follow:

----------------------------------------------------------------------------------------------------------
                                                           JUNE 30        December 31         June 30
(Dollars in Millions)                                       2003              2002             2002
----------------------------------------------------------------------------------------------------------
Commercial                                                   $410             $414              $421
Real estate -- commercial                                      75               60                57
Real estate -- residential                                    222              228               226
----------------------------------------------------------------------------------------------------------
TOTAL NONPERFORMING LOANS                                     707              702               704
Other real estate owned (OREO)                                104              115                89
Mortgage loans held for sale                                    4               --                --
Other                                                           3               --                --
----------------------------------------------------------------------------------------------------------
TOTAL NONPERFORMING ASSETS                                   $818             $817              $793
==========================================================================================================
NONPERFORMING ASSETS AS A PERCENTAGE OF:
  PERIOD-END PORTFOLIO LOANS AND OTHER
     NONPERFORMING ASSETS                                    1.08%            1.13%             1.15%
  PERIOD-END TOTAL ASSETS                                     .66              .69               .80
==========================================================================================================

Detail of loans 90 days past due accruing interest follows:

----------------------------------------------------------------------------------------------------------
                                                           JUNE 30        December 31         June 30
(In Millions)                                               2003              2002             2002
----------------------------------------------------------------------------------------------------------
Commercial                                                  $  49            $  43             $  64
Real estate- commercial                                        26               26                30
Real estate - residential                                     431              449               410
Home equity lines of credit                                    15               16                15
Credit card and other unsecured lines of credit                14                8                 7
Other consumer                                                 19               19                18
Mortgage loans held for sale                                   18               14                 5
Other                                                          21               --                --
----------------------------------------------------------------------------------------------------------
TOTAL LOANS 90 DAYS PAST DUE ACCRUING INTEREST               $593             $575              $549
==========================================================================================================

In general, the overall increase in nonperforming assets and 90 days past due can be attributed to the same factors that drove the increases in net charge-offs. The reduction in commercial nonperforming assets at June 30, 2003 is primarily the result of nonperforming commercial loan sales more than offsetting the addition of commercial loans to nonperforming status. During the second quarter and first six months of 2003, $40 million and $72 million of nonperforming commercial loans were sold to third parties. The decrease in residential real estate nonperforming assets and 90 days past due since year-end was mainly due to lower levels of delinquent Altegra and Loan Zone loans, which more than offset the increase in delinquent mortgage loans associated with the growth of the residential real estate portfolio. The lower levels of Altegra and Loan Zone delinquent loans also drove the decrease in OREO balances at June 30, 2003, when compared to year-end. Credit card and other unsecured lines of credit 90 days past due accruing interest increased as a result of the change in the charge-off policy described above, as past due credit card loans remained in portfolio longer prior to being charged-off. Mortgage loans held for sale 90 days past due increased in 2003 mainly as a result of the significant increase in the balance of these loans over the past year.

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

The allowance for loan losses as a percentage of portfolio loans was 1.51% at June 30, 2003. The provision for loan losses was $183 million for the second quarter of 2003, down from $200 million last quarter and up from the $165 million recorded in the second quarter of 2002. For the first six months of 2003, the provision for loan losses was $383 million, up from $354 million for the comparable 2002 period. In general, the loan loss provision is reflective of higher net charge-offs and higher levels of nonperforming and delinquent assets during the past year, as well as management's ongoing concern about economic conditions.

An allocation of the ending allowance for loan losses by portfolio type follows:

----------------------------------------------------------------------------------------------------------
                                                           JUNE 30        December 31         June 30
(In Millions)                                               2003              2002             2002
----------------------------------------------------------------------------------------------------------
Commercial                                                   $439          $   450           $   329
Real estate -- commercial                                      58               58                60
Real estate -- residential                                    138              126               127
Home equity lines of credit and other
  consumer loans                                               86              124               179
Credit card and other unsecured lines of credit                88              101                93
Unallocated                                                   338              240               242
----------------------------------------------------------------------------------------------------------
TOTAL ALLOWANCE FOR LOAN LOSSES                            $1,147           $1,099            $1,030
==========================================================================================================

The allowance allocated to the commercial portfolio at June 30, 2003, increased from a year ago due to continued deterioration in the credit quality of nationally syndicated loans, which are typically characterized by more highly leveraged borrowers. The decrease in the allowance allocated to the commercial portfolio since year-end was mainly due to the overall decline in associated loan balances. The increase in the allowance allocated to the residential real estate portfolio on both a year-over-year basis and since year-end was attributable to the growth in this portfolio. Decreases in the allowance allocated to the remaining consumer loan categories were primarily due to the refinement of loss allocation factors to reflect a more detailed product mix and, to a lesser extent, the reclassification of allowance to the residential real estate portfolio related to the December 2002 reclassification of certain home equity installment loans. The unallocated allowance, which is maintained to absorb estimated probable inherent but undetected losses in the loan portfolio, increased based upon management's judgment and reflects continued uncertainty surrounding near-term economic conditions.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance sheet funding demands. Liquidity management also includes ensuring cash flow needs are met at a reasonable cost. Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The Corporation maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. The liquidity position is continually monitored and reported on monthly to the Asset/Liability Management Committee.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale and securitization of various types of assets. Funding sources did not change significantly during the second quarter of 2003. Core deposits, the most significant source of funding, comprised approximately 51% of funding at June 30, 2003, December 31, 2002, and June 30, 2002. Asset securitization vehicles have been used as a source of funding over the past several years. During the first quarter of 2003, the Corporation securitized $44 million of Small Business Administration loans. During the first three months of 2002, the Corporation securitized $1.1 billion of automobile loans and $425 million of credit card receivables. In 2001 and 2000, credit card receivables totaling $425 million and $600 million were securitized, respectively. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.

At the holding company level, cash is used to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, a line of credit with its bank subsidiaries, the commercial paper market, a revolving credit agreement with a group of unaffiliated banks, and access to the capital markets.

The primary source of funding for the holding company has been dividends and returns of investment from its subsidiaries. During the first half of 2003, dividends totaling $454 million were declared and paid to the holding company from the subsidiaries. The bank subsidiaries also provided liquidity to the holding company during the first half of 2003 in the form of returns of capital totaling $180 million. As discussed in Note 15 to the consolidated financial statements, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company.

Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At June 30, 2003, December 31, 2002 and June 30, 2002, $366 million, $1.0 billion and $346 million, respectively, of commercial paper borrowings were outstanding.

In 2001, the holding company established a $500 million credit line with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at June 30, 2003, December 31, 2002, and June 30, 2002.

The holding company has a $375 million revolving credit agreement with a group of unaffiliated banks, which serves as a back-up liquidity facility. No borrowings have occurred under this facility. See Note 13 to the consolidated financial statements.

In April 2003, the Corporation filed a shelf registration with the SEC to allow for the sale, over time, of up to $1.5 billion in debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. During the first quarter of 2003, the holding company issued $300 million of senior notes under a prior shelf registration.

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors. The Corporation is also exposed to equity price risk through its internally managed portfolio of bank and thrift common stock investments. As of June 30, 2003, this portfolio had a cost basis and fair value of $61 million and $69 million, respectively. Price risk is mitigated through active portfolio management and by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.

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

The most recent earnings simulation model prepared for the July 2003 ALCO meeting projects net income would increase by approximately 5.1% of stable-rate net income if rates were to rise gradually by 200 basis points over the next twelve months. The model also projects a decrease in net income of 9.1% if rates were to fall gradually by 200 basis points over the same period. The projected decrease in net income is above the ALCO guideline of minus 4.0%, however, management believes a sustained 200 basis point decline in market interest rates from their current low level is highly unlikely.

The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Mortgage banking revenue in particular, which is generated from originating, selling, and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand and the value of mortgage servicing assets. In general, low or declining interest rates typically lead to increased origination and sales income but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence origination and sales income while servicing-related income may rise due to lower prepayments. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. Risk related to mortgage banking activities is also monitored by ALCO.

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

The NPV model prepared for the July 2003 ALCO meeting projects an increase in NPV of approximately 3.3% if interest rates immediately increased 150 basis points. If rates immediately decreased by 150 basis points, the model projects an approximate decrease in NPV of 4.5%. Policy guidelines limit the amount of the estimated decline in NPV to 7.0%.

At the end of 2002, the interest-rate-risk position, as presented and discussed in the 2002 Form 10-K, was asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. During the first half of 2003, the Corporation maintained an asset sensitive interest-rate-risk position due to management's expectation that rates will rise.

Interest Rate Risk Management: Financial instruments used to manage interest rate risk include investment securities and interest rate derivatives, which include interest rate swaps, interest rate caps and floors, interest rate forwards, and exchange-traded futures and options contracts. Interest rate derivatives have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage, and improvement of the liquidity position. Further discussion of the use of and the accounting for derivative instruments is included in Notes 1 and 22 to the consolidated financial statements.

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                          Three Months Ended                  Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                       JUNE 30          June 30           JUNE 30          June 30
------------------------------------------------------------------------------------------------------------------------------------
 (In Millions)                                                          2003              2002             2003             2002
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Portfolio loans:
    Commercial                                                        $  24,319          $25,127         $  24,458        $  25,628
    Real estate -- commercial                                             9,475            7,909             9,448            7,796
    Real estate -- residential                                           22,469           15,161            21,751           15,047
    Home equity lines of credit                                           8,761            6,679             8,458            6,374
    Credit card and other unsecured lines of credit                       2,084            1,810             2,059            1,795
    Other consumer                                                        7,957           11,244             7,955           11,289
------------------------------------------------------------------------------------------------------------------------------------
         Total portfolio loans                                           75,065           67,930            74,129           67,929
  Loans held for sale or securitization:
    Commercial                                                               13               --                13                2
    Mortgage                                                             24,105           10,343            23,312           12,093
    Automobile                                                               --               --                --              501
    Credit card                                                              --               --                --               70
------------------------------------------------------------------------------------------------------------------------------------
         Total loans held for sale or securitization                     24,118           10,343            23,325           12,666
  Securities available for sale, at cost                                  7,397            8,660             7,844            8,745
  Federal funds sold and security resale agreements                         142               93               130               90
  Other investments                                                         633              771               649              743
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                                    107,355           87,797           106,077           90,173
Allowance for loan losses                                                (1,127)          (1,000)           (1,114)          (1,011)
Fair value appreciation of securities available for sale                    302              208               313              200
Cash and demand balances due from banks                                   3,465            2,855             3,421            2,896
Properties and equipment                                                  1,049            1,061             1,044            1,073
Other real estate owned                                                     110               77               113               71
Mortgage servicing assets                                                   801            1,224               781            1,224
Goodwill                                                                  1,084            1,078             1,081            1,078
Other intangible assets                                                      69               79                70               83
Derivative assets                                                         1,077              520             1,006              452
Accrued income and other assets                                           4,875            4,022             4,962            3,764
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $119,060          $97,921          $117,754         $100,003
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing                                                 $  17,596          $12,760         $  16,648          $12,564
  NOW and money market                                                   25,045           20,119            24,271           19,766
  Savings                                                                 2,447            2,622             2,452            2,608
  Consumer time                                                          13,972           15,209            14,211           15,165
  Brokered retail CDs                                                     2,601            2,644             2,735            3,124
  Other                                                                     606              818               553              869
  Foreign                                                                 6,950            5,372             6,777            6,078
------------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                  69,217           59,544            67,647           60,174
------------------------------------------------------------------------------------------------------------------------------------
Federal funds borrowed and security repurchase agreements                11,953            7,298            12,129            8,344
Borrowed funds                                                            1,527            1,201             2,078            2,334
Long-term debt and capital securities                                    23,914           19,432            23,373           19,026
Derivative liabilities                                                      680              293               627              303
Accrued expenses and other liabilities                                    2,967            2,267             3,199            2,113
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       110,258           90,035           109,053           92,294
Stockholders' Equity:
  Preferred                                                                  --                1                --                1
  Common                                                                  8,802            7,885             8,701            7,708
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                8,802            7,886             8,701            7,709
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $119,060          $97,921          $117,754         $100,003
====================================================================================================================================

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES


(Dollars in Millions)                                                             Daily Average Balance
------------------------------------------------------------------------------------------------------------------------------------
                                                                   2003                                  2002
                                                       ----------------------------- ----------------------------------------------
                                                          SECOND          First          Fourth          Third          Second
                                                          QUARTER        Quarter        Quarter         Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                          $  24,332      $  24,610       $  25,345      $   24,881        $25,127
    Real estate -- commercial                               9,475          9,420           8,383           8,037          7,909
    Real estate -- residential                             46,574         43,535          36,372          27,728         25,504
    Home equity lines of credit                             8,761          8,152           7,857           7,316          6,679
    Credit card and other unsecured lines of credit         2,084          2,033           1,958           1,910          1,810
    Other consumer                                          7,957          7,957          11,052          10,924         11,244
------------------------------------------------------------------------------------------------------------------------------------
      Total loans                                          99,183         95,707          90,967          80,796         78,273
  Securities available for sale, at cost:
    Taxable                                                 6,721          7,650           8,825           7,668          7,981
    Tax-exempt                                                676            645             659             668            679
------------------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                   7,397          8,295           9,484           8,336          8,660
  Federal funds sold, security resale
    agreements and other investments                          775            783             864             882            864
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest
        income/rates                                      107,355        104,785         101,315          90,014         87,797
Allowance for loan losses                                  (1,127)        (1,101)         (1,079)         (1,031)        (1,000)
Fair value appreciation of securities
  available for sale                                          302            324             318             299            208
Nonearning assets                                          12,530         12,425          12,135          11,825         10,916
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $119,060       $116,433        $112,689        $101,107        $97,921
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                         $  25,045      $  23,489         $22,385       $  21,006        $20,119
  Savings accounts                                          2,447          2,458           2,488           2,543          2,622
  Consumer time deposits                                   13,972         14,451          14,811          15,122         15,209
  Other deposits                                            3,207          3,370           3,415           3,065          3,462
  Foreign deposits                                          6,950          6,602           7,264           5,781          5,372
  Federal funds borrowed                                    9,054          9,171           7,297           4,482          4,092
  Security repurchase agreements                            2,899          3,135           3,346           3,316          3,206
  Borrowed funds                                            1,527          2,636           3,169           1,784          1,201
  Long-term debt and capital securities                    23,914         22,826          21,175          18,985         19,432
------------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/
      total interest expense/rates                         89,015         88,138          85,350          76,084         74,715
  Noninterest bearing deposits                             17,596         15,689          15,710          13,864         12,760
  Accrued expenses and other liabilities                    3,647          4,006           3,243           2,941          2,560
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                         110,258        107,833         104,303          92,889         90,035
TOTAL STOCKHOLDERS' EQUITY                                  8,802          8,600           8,386           8,218          7,886
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $119,060       $116,433        $112,689        $101,107        $97,921
====================================================================================================================================
NET INTEREST INCOME
====================================================================================================================================
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
====================================================================================================================================

(a) Includes loans held for sale or securitization

(Dollars in Millions)                                                            Quarterly Interest
------------------------------------------------------------------------------------------------------------------------------
                                                                   2003                               2002
                                                        --------------------------- ------------------------------------------
                                                           SECOND        First         Fourth        Third         Second
                                                          QUARTER       Quarter       Quarter       Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                              $   243       $   245       $   285       $   301       $  309
    Real estate -- commercial                                   146           145           136           133          134
    Real estate -- residential                                  744           730           606           507          481
    Home equity lines of credit                                  95            89            98            92           84
    Credit card and other unsecured lines of credit              41            44            42            44           44
    Other consumer                                              143           148           227           232          236
------------------------------------------------------------------------------------------------------------------------------
      Total loans                                             1,412         1,401         1,394         1,309        1,288
  Securities available for sale, at cost:
    Taxable                                                      93           102           124           119          132
    Tax-exempt                                                   13            13            13            14           14
------------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                       106           115           137           133          146
  Federal funds sold, security resale
    agreements and other investments                             10            11             9             9           10
------------------------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates       $1,528        $1,527        $1,540        $1,451       $1,444
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                            $     67      $     68       $    77         $  78        $  74
  Savings accounts                                                3             3             4             5            6
  Consumer time deposits                                        131           137           149           160          166
  Other deposits                                                 10            12            15            15           16
  Foreign deposits                                               25            23            30            27           26
  Federal funds borrowed                                         35            36            34            25           24
  Security repurchase agreements                                  5             6             8             9            9
  Borrowed funds                                                  5             9            12             7            5
  Long-term debt and capital securities                         145           132           130           146          147
------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/
      total interest expense/rates                          $   426       $   426        $  459          $472         $473
  Noninterest bearing deposits
  Accrued expenses and other liabilities
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.
==============================================================================================================================
NET INTEREST INCOME                                          $1,102        $1,101        $1,081          $979         $971
==============================================================================================================================
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
==============================================================================================================================

(a) Includes loans held for sale or securitization

-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                                            Average Annualized Rate
-------------------------------------------------------------------------------------------------------------------------------
                                                                     2003                               2002
                                                          --------------------------- -----------------------------------------
                                                             SECOND        First         Fourth         Third        Second
                                                            QUARTER       Quarter       Quarter        Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                                  3.99%         4.03%        4.45%          4.80%        4.94%
    Real estate -- commercial                                   6.18          6.25         6.46           6.57         6.81
    Real estate -- residential                                  6.39          6.71         6.66           7.31         7.54
    Home equity lines of credit                                 4.36          4.36         4.97           5.04         5.04
    Credit card and other unsecured lines of credit             8.06          8.68         8.53           9.20         9.64
    Other consumer                                              7.19          7.55         8.16           8.44         8.40
-------------------------------------------------------------------------------------------------------------------------------
      Total loans                                               5.70          5.89         6.10           6.46         6.59
  Securities available for sale, at cost:
    Taxable                                                     5.47          5.37         5.67           6.18         6.63
    Tax-exempt                                                  7.68          8.06         8.14           8.15         8.15
-------------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                       5.68          5.58         5.84           6.33         6.75
  Federal funds sold, security resale
    agreements and other investments                            5.33          5.71         3.88           4.03         4.48
-------------------------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates          5.70%         5.86%        6.06%          6.42%        6.59%
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                                 1.07%         1.18%        1.37%          1.47%        1.48%
  Savings accounts                                               .46           .58          .71            .80          .85
  Consumer time deposits                                        3.74          3.86         4.00           4.16         4.38
  Other deposits                                                1.26          1.42         1.73           1.89         1.86
  Foreign deposits                                              1.42          1.42         1.62           1.87         1.91
  Federal funds borrowed                                        1.57          1.59         1.83           2.25         2.32
  Security repurchase agreements                                 .71           .73         0.95           1.08         1.07
  Borrowed funds                                                1.21          1.38         1.50           1.59         1.66
  Long-term debt and capital securities                         2.44          2.33         2.44           3.06         3.07
-------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/
      total interest expense/rates                              1.92%         1.96%        2.14%          2.46%        2.54%
  Noninterest bearing deposits
  Accrued expenses and other liabilities
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
===============================================================================================================================
NET INTEREST INCOME
===============================================================================================================================
INTEREST SPREAD                                                 3.78%         3.90%        3.92%          3.96%        4.05%
Contribution of noninterest bearing sources of funds             .33           .31          .34            .38          .37
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                             4.11%         4.21%        4.26%          4.34%        4.42%
===============================================================================================================================

(a) Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 60 of this report are incorporated herein by reference.


ITEM 4. CONTROLS AND PROCEDURES

The management of National City Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded the Corporation's disclosure controls and procedures as of June 30, 2003 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

National City and its subsidiaries are also involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. It is management's opinion that the Corporation's financial position, results of operations, and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments, or claims. For additional information on the Corporation's contingent liabilities and guarantees, refer to Note 19 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2003 at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:

1. Elected as directors all nominees designated in the proxy statement dated March 13, 2003 as follows:

                                                                     NUMBER OF VOTES
                                                 --------------------------------------------------------
                                                            FOR                         WITHHELD
                                                 ---------------------------     ------------------------
         J.E. Barfield                                   533,649,282                       9,203,982
         J.S. Broadhurst                                 533,854,556                       8,998,709
         J.W. Brown                                      534,211,925                       8,641,340
         D.E. Collins                                    534,014,459                       8,838,806
         C.M. Connor                                     533,765,898                       9,087,367
         D.A. Daberko                                    531,782,235                      11,071,030
         D.E. Evans                                      533,400,289                       9,452,976
         J.T. Gorman                                     502,399,885                      40,453,380
         B.P. Healy, M.D.                                528,668,348                      14,184,917
         P.A. Ormond                                     529,040,598                      13,812,666
         R.A. Paul                                       533,895,547                       8,957,717
         G.L. Shaheen                                    533,653,328                       9,199,937
         J.F. Tatar                                      534,077,727                       8,775,538
         J.S. Thornton, Ph.D.                            533,685,556                       9,167,709
         M. Weiss                                        534,319,073                       8,534,191

2. Ratified the Audit Committee's selection of Ernst & Young LLP as independent auditors for 2003: 522,927,713 votes cast for, 15,360,839 votes cast against, and 4,564,713 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000,
          and incorporated herein by reference).
  3.2     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (as Amended through October 28, 2002)
          (filed as Exhibit 3.3 to Registrant's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
  4.1     The Registrant agrees to furnish upon request to the
          Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of the Registrant.
 10.1     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2003, and incorporated herein by reference).
 10.2     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.3     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 4 to Registrant's Form S-8
          Registration Statement No. 33-58815 dated April 25, 1995,
          and incorporated herein by reference).
 10.4     National City Corporation Plan for Deferred Payment of
          Directors' Fees, as Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.5     National City Corporation Supplemental Executive Retirement
          Plan, as Amended and Restated July 1, 2002 (filed as Exhibit
          10.7 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.6     National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.7     Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan as
          Amended (filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and
          incorporated herein by reference).
 10.8     Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2003, and incorporated herein by reference).
 10.9     Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.9 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 2003, and
          incorporated herein by reference).
 10.10    Form of contracts with David A. Daberko, William E.
          MacDonald III, Jon L. Gorney, Robert G. Siefers, Robert J.
          Ondercik, Jeffrey D. Kelly, David L. Zoeller, Thomas A.
          Richlovsky, James P. Gulick, John D. Gellhausen, Herbert R.
          Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James
          R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J.
          Lathe, Janis E. Lyons, J. Armando Ramirez, Paul G. Clark,
          Shelley J. Seifert, and Ted M. Parker (filed as Exhibit
          10.29 to Registrant's Form S-4 Registration Statement No.
          333-45609 dated February 4, 1998, and incorporated herein
          by reference).
 10.11    Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees
          (filed as Exhibit 10.11 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 2003, and
          incorporated herein by reference).
 10.12    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 [on Form S-8] to Form S-4 Registration
          Statement No. 333-46571 dated March 19, 1998, and
          incorporated herein by reference).
 10.13    Amended and Restated First of America Bank Corporation Stock
          Compensation Plan (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.14    First of America Bank Corporation Directors Stock
          Compensation Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.15    National City Corporation 1997 Stock Option Plan as Amended
          and Restated effective October 22, 2001 (filed as Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001, and incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.16    National City Corporation 1997 Restricted Stock Plan as
          Amended and Restated effective October 31, 2001 (filed as
          Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.17    The National City Corporation Retention Plan for Executive
          Officers effective April 29, 2003.
 10.18    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Post-Effective
          Amendment No. 1 [on Form S-8] to Form S-4 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.19    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 [on Form S-8] to Form S-4 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.20    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 [on Form S-8] to Form S-4
          Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
 10.21    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000, and
          incorporated herein by reference).
 10.22    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000, and incorporated herein by reference).
 10.23    National City Corporation Supplemental Cash Balance Pension
          Plan as Amended and Restated effective November 1, 2001
          (filed as Exhibit 10.25 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
 10.24    The National City Corporation 2001 Stock Option Plan as
          Amended and Restated effective October 22, 2001 (filed as
          Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.25    National City Savings and Investment Plan No. 3 (filed as
          Exhibit 4.3 to Registrant's Form S-8 Registration Statement
          No. 333-61712 dated as of May 25, 2001, and incorporated
          herein by reference).
 10.26    Amendment No. 1 to the National City Savings and Investment
          Plan No. 3 (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 to Form S-8 Registration
          Statement No. 333-61712 and incorporated herein by
          reference).
 10.27    National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 8,
          2002, and incorporated herein by reference).
 10.28    The National City Corporation Long-Term Deferred Share
          Compensation Plan effective April 22, 2002 (filed as Exhibit
          10.33 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.29    The National City Corporation Deferred Compensation Plan as
          Amended and Restated effective July 23, 2002 (filed as
          Exhibit 10.34 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.30    Form of Agreement Not To Compete with David A. Daberko,
          Robert G. Siefers and William E. MacDonald III (filed as
          Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.31    Visa(R) U.S.A. Inc. limited guaranty between National City
          Corporation and Visa(R) U.S.A. Inc. dated August 6, 2002
          (filed as Exhibit 10.36 to Registrant's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
 10.32    The National City Corporation Executive Savings Plan, as
          Amended and Restated effective January 1, 2003 (filed as
          Exhibit 10.32 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.33    The National City Corporation Savings and Investment Plan,
          as Amended and Restated effective January 1, 2001 (filed as
          Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).
 10.34    The National City Corporation Savings and Investment Plan
          No. 2, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.34 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.35    Amendment No. 1 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.35 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.36    Amendment No. 1 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002,
          and incorporated herein by reference).
 10.37    Amendment No. 1 to the Split Dollar Insurance Agreement
          effective January 1, 2003 (filed as Exhibit 10.37 to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by
          reference).
 10.38    Credit Agreement dated as of April 12, 2001, by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001, and incorporated herein by
          reference) and the Assumption Agreement dated June 11, 2002
          (filed as Exhibit 4.2 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2002, and
          incorporated herein by reference).
 10.39    MasterCard International Incorporated limited guaranty
          between National City Corporation and MasterCard
          International Incorporated dated April 30, 2003 (filed as
          Exhibit 10.39 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2003, and incorporated herein by reference).
 12.1     Computation of Ratio of Earnings to Fixed Charges.
 14.1     Code of Ethics (filed as Exhibit 14.1 to Registrant's Current Report on Form 8-K filed on July 31, 2003, and incorporated herein by reference).
 14.2     Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant's Current Report on Form 8-K filed on July 31, 2003, and incorporated herein by reference).
 31.1     Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated
          August 11, 2003 for National City Corporation's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2003.
 31.2     Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated
          August 11, 2003 for National City Corporation's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2003.
 32.1     Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated
          August 11, 2003 for National City Corporation's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2003.
 32.2     Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated
          August 11, 2003 for National City Corporation's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2003.

REPORTS ON FORM 8-K

The following reports were filed by National City Corporation during the three-month period ended June 30, 2003 through the date of this Form 10-Q filing:

April - 16, 2003 - National City issued a news release announcing its financial results for the three-month period ended March 31, 2003 and the availability of the March 31, 2003 Financial Supplement on its Web site at www.NationalCity.com.

June  -   12, 2003 - National City announced the posting of its
          Mid-Quarter Update to Financial Supplement to the
          Corporation's Web site.

July - 16, 2003 - National City issued a news release announcing its financial results for the three and six-month periods ended June 30, 2003 and the availability of the June 30, 2003 Financial Supplement on its Web site.

July  -  30, 2003 - National City provided the amendments to its
         Corporate Governance Guidelines, Code of Ethics, and Code of Ethics for Senior Financial Officers, which were approved by the Corporation's Board of Directors on July 29, 2003.

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










DEBT RATINGS

-------------------------------------------------------------
                                        MOODY'S
                             FITCH     INVESTORS   STANDARD
                            RATINGS     SERVICE    & POOR'S
-------------------------------------------------------------
National City
  Corporation              A/B
  Commercial paper         F1+         P-1        A-1
  Senior debt              AA-         A1         A
  Subordinated debt        A+          A2         A-
Bank Subsidiaries          A/B
  Certificates of
     deposit               AA          Aa3        A+
  Senior bank notes        AA-         Aa3        A+
  Subordinated bank
     notes                 A+          A1         A
-------------------------------------------------------------

                           FORM 10-Q -- JUNE 30, 2003

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATIONAL CITY CORPORATION
                           --------------------------------------------------
                           (Registrant)

Date: August 11, 2003
                           /s/ DAVID A. DABERKO
                           --------------------------------------------------
                           David A. Daberko
                           Chairman and Chief Executive Officer

                           /s/ JEFFREY D. KELLY
                           --------------------------------------------------
                           Jeffrey D. Kelly
                           Executive Vice President and Chief Financial Officer

[NATIONAL CITY LOGO]


National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484