Form 10-Q
period 2003-09-30
NATIONAL CITY CORP
filed 2003-11-12
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

                        Common stock -- $4.00 Par Value
               Outstanding as of October 31, 2003 -- 607,911,948

                            [NATIONAL CITY(R) LOGO]

                        QUARTER ENDED SEPTEMBER 30, 2003

                                FINANCIAL REPORT
                                  AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003

         All reports filed electronically by National City Corporation (National City or the Corporation) with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation's Web site at www.NationalCity.com. These filings are also accessible on the SEC's Web site at www.sec.gov.

                                TABLE OF CONTENTS

                                                                                                   Page
PART I -- FINANCIAL INFORMATION
Financial Highlights                                                                                 3
Item 1. Financial Statements:
    Consolidated Statements of Income                                                                4
    Consolidated Balance Sheets                                                                      5
    Consolidated Statements of Cash Flows                                                            6
    Consolidated Statements of Changes in Stockholders' Equity                                       7
    Notes to Consolidated Financial Statements                                                       7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
    Financial Review                                                                                46
    Consolidated Average Balance Sheets                                                             65
    Daily Average Balances/Net Interest Income/Rates                                                66
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                  69
Item 4. Controls and Procedures                                                                     69

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings                                                                           69
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K                                                            70

Signatures                                                                                          80

PART I - FINANCIAL INFORMATION

FINANCIAL HIGHLIGHTS

                                                             Three Months Ended             Nine Months Ended
                                                                September 30                   September 30
------------------------------------------------------------------------------------------------------------------
(Dollars In Thousands, Except Per Share Amounts)            2003           2002           2003            2002
------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
  Tax-equivalent net interest income                    $ 1,150,765     $   978,851   $  3,353,741    $  2,954,558
  Provision for loan losses                                 107,047         169,164        490,427         523,280
  Fees and other income                                     542,102         620,630      2,438,548       2,040,782
  Securities gains, net                                       5,398             157         36,975          97,722
  Noninterest expense                                     1,007,616         870,176      3,042,719       2,718,987
  Income tax expense and tax-equivalent adjustment          204,265         186,111        803,642         637,695
------------------------------------------------------------------------------------------------------------------
  Net income                                            $   379,337     $   374,187   $  1,492,476    $  1,213,100
==================================================================================================================
  Net income per common share
    Basic                                               $       .62     $       .61   $       2.44    $       1.99
    Diluted                                                     .62             .61           2.42            1.97
  Dividends paid per common share                               .32            .305            .93            .895
  Return on average common equity                             16.23%          18.06%         22.44%          20.58%
  Return on average assets                                     1.22            1.47           1.67            1.62
  Net interest margin                                          4.10            4.34           4.14            4.38
  Efficiency ratio                                            59.52           54.40          52.53           54.43
  Average equity to average assets                             7.49            8.13           7.42            7.85
  Annualized net charge-offs to average portfolio
    loans                                                       .64             .69            .82             .85
  Average shares
    Basic                                               613,574,321     611,638,832    612,412,749     609,610,761
    Diluted                                             618,968,822     617,850,460    617,656,351     616,242,513
==================================================================================================================
AT PERIOD END
  Assets                                                                              $121,065,218    $109,346,195
  Portfolio loans                                                                       77,755,510      71,031,820
  Loans held for sale or securitization                                                 23,817,881      15,886,371
  Securities (at fair value)                                                             6,755,118      10,487,124
  Deposits                                                                              70,275,879      60,634,569
  Stockholders' equity                                                                   9,134,327       8,156,861

  Book value per common share                                                         $      15.00    $      13.32
  Market value per common share                                                              29.46           28.53
  Equity to assets                                                                            7.54%           7.46%
  Allowance for loan losses as a percentage of
     period-end portfolio loans                                                               1.45            1.52
  Nonperforming assets to period-end
     portfolio loans and other nonperforming assets                                            .97            1.20

  Common shares outstanding                                                            609,136,762     612,180,011
  Full-time equivalent employees                                                            33,188          32,099
==================================================================================================================

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended              Nine Months Ended
                                                                September 30                    September 30
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)            2003           2002            2003              2002
---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                 $  1,456,575   $  1,306,486    $  4,264,723      $  3,942,835
  Securities:
    Taxable                                                   67,650        109,454         250,583           358,406
    Exempt from Federal income taxes                           8,424          9,006          25,567            27,440
    Dividends                                                  4,425          9,008          15,900            25,845
  Federal funds sold and security resale agreements              827            464           1,943             1,456
  Other investments                                            9,272          8,506          29,486            26,484
---------------------------------------------------------------------------------------------------------------------
      Total interest income                                1,547,173      1,442,924       4,588,202         4,382,466
INTEREST EXPENSE
  Deposits                                                   213,127        283,800         691,831           872,525
  Federal funds borrowed and security repurchase
    agreements                                                30,330         34,511         112,600           108,681
  Borrowed funds                                               2,678          7,147          16,276            25,372
  Long-term debt and capital securities                      157,067        146,322         434,651           444,590
---------------------------------------------------------------------------------------------------------------------
      Total interest expense                                 403,202        471,780       1,255,358         1,451,168
---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                        1,143,971        971,144       3,332,844         2,931,298
PROVISION FOR LOAN LOSSES                                    107,047        169,164         490,427           523,280
---------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for
        loan losses                                        1,036,924        801,980       2,842,417         2,408,018
NONINTEREST INCOME
  Mortgage banking revenue                                    30,698        177,958         900,980           620,650
  Deposit service charges                                    144,940        132,270         421,802           376,820
  Payment processing revenue                                 124,517        113,513         342,975           334,061
  Trust and investment management fees                        72,403         73,936         219,072           236,647
  Card-related fees                                           41,827         47,212         126,944           111,221
  Brokerage revenue                                           32,776         24,986          90,680            82,815
  Other                                                       94,941         50,755         336,095           278,568
---------------------------------------------------------------------------------------------------------------------
      Total fees and other income                            542,102        620,630       2,438,548         2,040,782
  Securities gains, net                                        5,398            157          36,975            97,722
---------------------------------------------------------------------------------------------------------------------
      Total noninterest income                               547,500        620,787       2,475,523         2,138,504
NONINTEREST EXPENSE
  Salaries, benefits, and other personnel                    571,059        448,517       1,674,512         1,338,238
  Equipment                                                   58,458         56,667         185,913           180,291
  Net occupancy                                               57,323         56,035         171,760           166,193
  Third-party services                                        70,739         54,671         207,121           167,924
  Card processing                                             54,194         50,963         157,714           156,891
  Marketing and public relations                              22,259         25,402         105,843           126,998
  Other                                                      173,584        177,921         539,856           582,452
---------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                            1,007,616        870,176       3,042,719         2,718,987
---------------------------------------------------------------------------------------------------------------------
Income before income tax expense                             576,808        552,591       2,275,221         1,827,535
Income tax expense                                           197,471        178,404         782,745           614,435
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $    379,337   $    374,187    $  1,492,476      $  1,213,100
=====================================================================================================================
NET INCOME PER COMMON SHARE
  Basic                                                 $        .62   $        .61    $       2.44      $       1.99
  Diluted                                                        .62            .61            2.42              1.97
AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                  613,574,321    611,638,832     612,412,749       609,610,761
  Diluted                                                618,968,822    617,850,460     617,656,351       616,242,513
=====================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30        December 31        September 30
                    (In Thousands)                             2003                2002                2002
---------------------------------------------------------------------------------------------------------------
 ASSETS
  Cash and demand balances due from banks                  $   3,602,298      $    3,756,426       $  4,106,687
  Federal funds sold and security resale agreements              131,062             136,343             95,895
  Securities available for sale, at fair value                 6,755,118           9,211,268         10,487,124
  Other investments                                              769,141             869,147            761,248
  Loans held for sale or securitization:
    Commercial                                                    15,591              14,840             27,973
    Mortgage                                                  23,802,290          24,723,549         15,858,398
---------------------------------------------------------------------------------------------------------------
      Total loans held for sale or securitization             23,817,881          24,738,389         15,886,371
  Portfolio loans:
    Commercial                                                23,458,827          24,722,060         26,024,362
    Real estate -- commercial                                  9,495,261           9,384,851          8,076,473
    Real estate -- residential                                24,330,916          19,972,549         16,404,069
    Home equity lines of credit                               10,074,306           8,062,199          7,617,672
    Credit card and other unsecured lines of credit            2,178,703           2,030,024          1,915,547
    Other consumer                                             8,217,497           7,962,729         10,993,697
---------------------------------------------------------------------------------------------------------------
      Total portfolio loans                                   77,755,510          72,134,412         71,031,820
    Allowance for loan losses                                 (1,129,633)         (1,098,588)        (1,079,773)
---------------------------------------------------------------------------------------------------------------
      Net portfolio loans                                     76,625,877          71,035,824         69,952,047
  Properties and equipment                                     1,113,714           1,036,937          1,031,098
  Other real estate owned                                        110,380             114,931            104,587
  Mortgage servicing assets                                    1,041,695             615,193            690,615
  Goodwill                                                     1,103,271           1,078,281          1,078,281
  Other intangible assets                                         68,631              74,573             79,438
  Derivative assets                                            1,785,967           1,468,381          1,048,665
  Accrued income and other assets                              4,140,183           4,122,722          4,024,139
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                               $ 121,065,218      $  118,258,415       $109,346,195
===============================================================================================================
LIABILITIES
  Deposits:
    Noninterest bearing                                    $  16,828,794      $   16,156,081       $ 15,616,730
    NOW and money market                                      26,256,752          23,022,449         21,325,533
    Savings                                                    2,373,289           2,477,067          2,499,922
    Consumer time                                             13,221,476          14,686,005         14,985,661
    Other                                                      2,731,341           3,403,827          3,128,856
    Foreign                                                    8,864,227           5,373,339          3,077,867
---------------------------------------------------------------------------------------------------------------
      Total deposits                                          70,275,879          65,118,768         60,634,569
  Federal funds borrowed and security repurchase
     agreements                                                8,637,604           6,528,258          6,068,559
  Borrowed funds                                               1,472,746          11,493,909          9,802,372
  Long-term debt                                              27,118,585          22,550,295         21,018,090
  Junior subordinated debentures owed to
     unconsolidated subsidiary trusts                            185,568                  --                 --
  Corporation-obligated mandatorily redeemable
     capital securities of subsidiary trusts holding
     solely debentures of the Corporation                             --             180,000            180,000
  Derivative liabilities                                       1,246,371           1,243,544            730,231
  Accrued expenses and other liabilities                       2,994,138           2,835,629          2,755,513
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            111,930,891         109,950,403        101,189,334
===============================================================================================================
STOCKHOLDERS' EQUITY
  Common stock                                                 2,436,547           2,445,966          2,448,721
  Capital surplus                                              1,079,072             989,346            982,552
  Retained earnings                                            5,568,630           4,805,520          4,637,809
  Accumulated other comprehensive income                          50,078              67,180             87,779
---------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                     9,134,327           8,308,012          8,156,861
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 121,065,218      $  118,258,415       $109,346,195
===============================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Nine Months Ended
                                                                                                         September 30
------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                      2003             2002
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                                                 $    1,492,476    $   1,213,100
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                       490,427          523,280
      Depreciation and amortization of properties and equipment                                       138,200          133,125
      Amortization of intangible assets and mortgage servicing assets                                 492,325          273,053
      Accretion of premiums and discounts on securities and debt                                      (17,846)          (8,822)
      Mortgage servicing asset impairment (recoveries) charges                                       (128,428)         121,137
      Ineffective hedge and other derivative losses (gains), net                                       21,142         (320,783)
      Securities gains, net                                                                           (36,975)         (97,722)
      Gains on loans sold or securitized, net                                                        (882,808)        (400,842)
      Other losses, net                                                                               129,174          178,575
      Originations and purchases of loans held for sale or securitization                         (94,114,360)     (51,446,869)
      Principal payments on and proceeds from sales of loans held for sale or securitization       94,004,099       49,842,740
      (Increase) decrease in accrued interest receivable                                              (10,941)          73,218
      Increase in accrued interest payable                                                              2,118           42,065
      Other operating activities, net                                                               1,535,098        1,102,940
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                           3,113,701        1,228,195
------------------------------------------------------------------------------------------------------------------------------
LENDING AND INVESTING ACTIVITIES
    Net decrease in federal funds sold, security resale agreements, and other investments             105,287           20,258
    Purchases of available-for-sale securities                                                     (3,070,223)      (3,166,554)
    Proceeds from sales of available-for-sale securities                                            1,567,311        2,117,219
    Proceeds from maturities, calls, and prepayments of available-for-sale securities               3,883,162        1,464,956
    Net increase in loans                                                                          (7,689,510)      (2,329,398)
    Proceeds from sales or securitizations of loans                                                   940,528        1,866,824
    Net increase in properties and equipment                                                         (219,322)         (93,256)
    Acquisitions, net of cash received                                                                (35,118)              --
------------------------------------------------------------------------------------------------------------------------------
Net cash used in lending and investing activities                                                  (4,517,885)        (119,951)
------------------------------------------------------------------------------------------------------------------------------
DEPOSIT AND FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                             5,176,349       (2,512,375)
    Net increase (decrease) in federal funds borrowed and security repurchase agreements            2,109,346         (524,829)
    Net decrease in borrowed funds                                                                (10,021,163)      (1,447,999)
    Repayments of long-term debt                                                                   (6,238,262)      (2,821,770)
    Proceeds from issuances of long-term debt, net                                                 10,872,845        6,354,428
    Dividends paid                                                                                   (569,494)        (545,350)
    Issuances of common stock                                                                         118,359           92,412
    Repurchases of common stock                                                                      (197,924)              --
    Redemption of preferred stock                                                                         --               (36)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) deposit and financing activities                                     1,250,056       (1,405,519)
------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and demand balances due from banks                                              (154,128)        (297,275)
Cash and demand balances due from banks, January 1                                                  3,756,426        4,403,962
------------------------------------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, SEPTEMBER 30                                          $    3,602,298    $   4,106,687
==============================================================================================================================
SUPPLEMENTAL INFORMATION
    Cash paid for:
      Interest                                                                                 $    1,253,240    $   1,409,103
      Income taxes                                                                                  1,034,656          595,278
    Noncash items:
      Transfers of loans to other real estate                                                         153,468          129,576
      Carrying value of securities donated to the National City Charitable Foundation                  25,007           36,306
      Consolidation of asset-backed commercial paper conduit
        Loans                                                                                              --          679,451
        Securities                                                                                         --        1,992,178
        Other assets                                                                                       --            1,492
        Commercial paper borrowings                                                                        --        2,688,757
        Other liabilities                                                                                  --              228
      Fair value of AMVESCAP PLC stock received in connection with the sale of
        National Asset Management Corporation preferred stock                                              --            1,386
==============================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                                                           Other
                                                     Preferred     Common      Capital     Retained    Comprehensive
  (Dollars in Thousands, Except Per Share Amounts)     Stock       Stock       Surplus     Earnings       Income        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                             $     698   $2,429,419  $  908,780   $3,970,049   $      72,277  $7,381,223
  Comprehensive income:
    Net income                                                                             1,213,100                   1,213,100
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
        securities, net of reclassification
        adjustment for net gains included in
        net income                                                                                           115,256     115,256
      Change in unrealized gains and losses on
        derivative instruments used in cash flow
        hedging relationships, net of
        reclassification adjustment for net losses
        included in net income                                                                               (99,754)    (99,754)
                                                                                                                      ----------
  Total comprehensive income                                                                                           1,228,602
  Common dividends declared, $.895 per share                                                (545,319)                   (545,319)
  Preferred dividends declared                                                                   (21)                        (21)
  Issuance of 4,785,200 common shares under
    stock-based compensation plans,
    including related tax effects                                    19,142      73,271                                   92,413
  Conversion of 13,234 shares of preferred stock
    to 40,082 common shares and redemption of
    735 shares                                            (698)         160         501                                      (37)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                          $      --   $2,448,721  $  982,552   $4,637,809   $      87,779  $8,156,861
================================================================================================================================

Balance, January 1, 2003                             $      --   $2,445,966  $  989,346   $4,805,520   $      67,180  $8,308,012
  Comprehensive income:
    Net income                                                                             1,492,476                   1,492,476
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
        securities, net of reclassification
        adjustment for net gains included in
        net income                                                                                           (70,040)    (70,040)
      Change in unrealized gains and losses on
        derivative instruments used in cash
        flow hedging relationships, net of
        reclassification adjustment for net losses
        included in net income                                                                                52,938      52,938
                                                                                                                      ----------
  Total comprehensive income                                                                                           1,475,374
  Common dividends declared, $.93 per share                                                 (569,494)                   (569,494)
  Issuance of 4,351,703 common shares under
    stock-based compensation plans, including
    related tax effects                                              17,406     100,953                                  118,359
  Repurchase of 6,706,300 common shares                             (26,825)    (11,227)    (159,872)                   (197,924)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003                          $      --   $2,436,547  $1,079,072   $5,568,630   $      50,078  $9,134,327
================================================================================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City provides banking and other financial services through an extensive distribution network in Ohio, Michigan, Pennsylvania, Indiana, Kentucky, and Illinois and also conducts selected consumer lending and other financial services activities on a nationwide basis.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Where the Corporation is a transferor of assets to an SPE, the assets sold to the SPE are no longer recorded on the balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from National City's creditors, the Corporation considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Corporation currently services certain credit card receivables and automobile loans that were sold to two separate securitization trusts. Both trusts meet the applicable QSPE criteria under SFAS 140, and accordingly, are not consolidated on the balance sheet. Further discussion regarding these securitization trusts is included in
Note 4.

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

The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.

OTHER REAL ESTATE OWNED: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO also includes bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. OREO obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property's appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in value subsequent to transfer are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale.

SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or losses on the income statement. Interest on trading account securities is recorded in interest income. As of September 30, 2003, December 31, 2002, and September 30, 2002, trading account securities totaled $19 million, $15 million, and $28 million, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City holds no securities classified as held to maturity.

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

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 10 years.
Note 10 includes a summary of goodwill and other intangible assets.

DEPRECIABLE ASSETS: Properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from one to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years, and leasehold improvements are amortized over the term of the respective lease plus the first optional renewal period, if applicable. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life of the asset.

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

Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale or trading securities portfolio. Retained interests in the credit card and automobile loan securitizations are classified as available-for-sale securities. Retained interests in the SBA securitizations are classified as trading securities and are included in other investments on the consolidated balance sheet. Subsequent adjustments to the fair value of retained interests classified as available-for-sale are recorded through other comprehensive income within stockholders' equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Fair value adjustments and other-than-temporary adjustments to retained interests classified as trading securities are recorded in other noninterest income on the income statement.
The Corporation uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved.

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

                                                 Three Months Ended        Nine Months Ended
                                                    September 30             September 30
                                                --------------------    ------------------------
 (In Thousands, Except Per Share Amounts)         2003        2002          2003          2002
-------------------------------------------     --------    --------    ----------    ----------
Net income, as reported                         $379,337    $374,187    $1,492,476    $1,213,100
Add: option expense included in reported
  net income, net of related tax effects
    National City common stock                     3,198          --         5,495            --
    National Processing common stock                  26          --            30            --
Less: total option expense determined under
  fair value method for all option awards,
  net of related tax effects
    National City common stock                    (9,564)    (12,586)      (33,265)      (33,336)
    National Processing common stock              (1,086)     (1,659)       (4,285)       (4,538)
                                                --------    --------    ----------    ----------
PRO FORMA NET INCOME                            $371,911    $359,942    $1,460,451    $1,175,226
                                                --------    --------    ----------    ----------
Pro forma net income per share:
  Basic -- as reported                          $    .62    $    .61    $     2.44    $     1.99
  Basic -- pro forma                                 .60         .59          2.38          1.93
  Diluted -- as reported                             .62         .61          2.42          1.97
  Diluted -- pro forma                               .60         .59          2.36          1.91

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

                                                     Three Months Ended      Nine Months Ended
                                                        September 30           September 30
                                                    -------------------      -----------------
                                                     2003         2002        2003       2002
                                                    ------       ------      ------    ------
Risk-free interest rate                               3.30%        3.46%       3.27%     3.49%
Expected dividend yield                               4.10         3.84        4.16      3.86
Expected volatility                                  27.14        26.06       27.16     26.05
Expected option life (in years)                          5            5           5         5
Weighted-average grant-date fair value of options   $ 6.15       $ 5.02      $ 6.04    $ 5.06

The weighted-average assumptions used to value the National Processing option grants are disclosed in National Processing, Inc.'s September 30, 2003 Quarterly Report on Form 10-Q, as filed with the United States Securities and Exchange Commission (SEC) and is accessible at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the Financial Accounting Standards Board
(FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

In early November 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of September 30, 2003, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity
(VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

In early October 2003, the FASB issued FASB Staff Position FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which defers the effective date until December 31, 2003 for calendar year-end companies for applying the provisions of FIN 46 for interests held in entities created or acquired before February 1, 2003, with partial early adoption permitted. During the third quarter of 2003, the Corporation applied the provisions of FIN 46 to two wholly-owned subsidiary trusts that have issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships. The application of FIN 46 resulted in the deconsolidation of the two wholly-owned subsidiary trusts. The assets and liabilities of the subsidiary trusts that were deconsolidated totaled $189 million and $183 million, respectively. See Note 14 for further discussion of these trusts and the Corporation's related obligations. The application of FIN 46 to certain direct and indirect interests in investment partnerships resulted in the consolidation of assets and liabilities each totaling $73 million. Of the total $73 million of liabilities consolidated, $72 million represented amounts owed to minority ownership interests. There was no material impact to results of operations or liquidity as of and for the quarter ended September 30, 2003 as a result of applying these provisions of FIN 46.

Management continues to evaluate the applicability of FIN 46 on various other investments and interests, including low-income housing partnership interests, small business commercial real estate partnerships, historic tax credit partnerships, principal investment partnerships, leveraged leasing structures, certain trust accounts, and restructured loans. The Corporation does not believe that the application of FIN 46 to any of these investments or interests, if required, will have a material impact on financial condition, results of operations, or liquidity.

GUARANTEES: In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires the guarantor to recognize a liability for the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, while other guarantees are subject to just the disclosure requirements of FIN 45 but not to the recognition provisions. The disclosure requirements of FIN 45 were effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees are disclosed in Note 19. The implementation of the accounting requirements of FIN 45 did not have a material impact on financial condition, the results of operations, or liquidity.

ACCOUNTING FOR STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which provides guidance to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects.

Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123. Refer to Notes 1 and 20 for further discussion on the adoption of SFAS 148. National City estimates the income statement impact associated with expensing stock-based compensation, including stock options and restricted stock grants, will be approximately $32 million pretax and $23 million, or $.04 per diluted share, after tax, in 2003. As the cost of anticipated future awards is phased in through 2007, the annual impact will rise to approximately $.12 per diluted share, assuming options and restricted stock are granted in future years at a similar level and under similar market conditions to 2003. The actual impact per diluted share may vary in the event the fair value or the number of options and shares granted increases or decreases from the current estimate, or if the current accounting guidance changes.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and was adopted by the Corporation on January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

ASSET RETIREMENT OBLIGATIONS: In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard became effective for the Corporation on January 1, 2003 and its adoption did not have a material impact on financial condition, the results of operations, or liquidity.

NON-GAAP FINANCIAL MEASURES: In January 2003, the SEC issued Regulation G, Conditions for Use of Non-GAAP Financial Measures. As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company's historical or future performance, financial position, or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. Management does not believe it has used any non-GAAP financial measure in this Quarterly Report on Form 10-Q.

3. RESTRUCTURING CHARGES

During the first quarter of 2003, the Corporation implemented various cost-reduction initiatives focused on improving its long-term profitability. In connection with cost-reduction initiatives, severance and related charges recognized totaled $76 million and were recorded as unallocated corporate charges in the Parent and Other category. Of this amount, $71 million was recorded to salaries, benefits, and other personnel expense on the income statement and was associated with a voluntary retirement program and position eliminations made across the Corporation's lines of business. The remaining $5 million was recorded to third-party services expense and was incurred for outplacement services offered to employees whose positions were eliminated. A rollforward of the liability for severance and related expenses by line of business is presented in the table below. Also included in the rollforward is the accrued liability for severance expenses incurred within the National Processing line of business.

                                                 Three Months Ended                             Nine Months Ended
                                                 September 30, 2003                             September 30, 2003
                                     -------------------------------------------     -----------------------------------------
                                     Parent and      National                        Parent and      National
       (In Thousands)                  Other        Processing      Consolidated       Other        Processing    Consolidated
-----------------------------        ----------     ----------      ------------     ----------     ----------    ------------
Beginning balance                      $24,404        $2,455          $26,859         $13,895          $3,141       $17,036
Severance and related charges
  and adjustments                        5,504           (65)           5,439          75,834             639        76,473
Payments                                11,182           484           11,666          71,003           1,874        72,877
                                       -------        ------          -------         -------          ------       -------
ENDING BALANCE                         $18,726        $1,906          $20,632         $18,726          $1,906       $20,632
                                       =======        ======          =======         =======          ======       =======

4. SECURITIZATION ACTIVITY

The Corporation periodically sells assets through securitization transactions.

During the first quarter of 2003, the Corporation securitized four pools of Small Business Administration (SBA) loans totaling $44 million, and recognized a pretax loss of $215 thousand, which was recorded in other noninterest income. Retained interests in the form of interest-only strips were recognized with an initial carrying value of approximately $4 million. The SBA loans securitized were sold servicing released and transaction costs were expensed in conjunction with the sale. No pools of SBA loans were sold during the third quarter of 2003.

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

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans. The SBA loans represent securitized loans originally purchased and then sold by the Corporation.

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                     AS OF SEPTEMBER 30, 2003         SEPTEMBER 30, 2003          SEPTEMBER 30, 2003
                                   ---------------------------     ------------------------     ----------------------
                                   Principal    Loans Past Due      Average      Net Credit     Average     Net Credit
         (In Millions)              Balance    30 Days or More     Balances        Losses       Balances      Losses
-----------------------------      ---------   ---------------     --------      ----------     --------    ----------
Type of loan:
  Credit card                       $2,480.4      $ 95.0           $2,475.9        $34.8        $2,422.4       $99.2
  Automobile                         4,468.1        65.2            4,506.2         11.1         4,433.8        34.1
  SBA                                   38.0         2.9               38.5           --            32.4          --
                                    --------      ------           --------        -----        --------       -----
    Total loans managed or
      securitized                    6,986.5       163.1            7,020.6         45.9         6,888.6       133.3
Less:
  Loans securitized:
     Credit card                     1,450.0        49.1            1,450.0         19.5         1,450.0        55.7
     Automobile                        568.1         9.2              609.9          2.2           699.0         7.2
     SBA                                38.0         2.9               38.5           --            32.4          --
  Loans held for securitization:
     Credit card                          --          --                 --           --              --          --
     Automobile                           --          --                 --           --              --          --
     SBA                                  --          --                 --           --              --          --
                                    --------      ------           --------        -----        --------       -----
    LOANS HELD IN PORTFOLIO         $4,930.4      $101.9           $4,922.2        $24.2        $4,707.2       $70.4
                                    ========      ======           ========        =====        ========       =====

                                                                      Three Months Ended          Nine Months Ended
                                     As of September 30, 2002         September 30, 2002          September 30, 2002
                                   ---------------------------     ------------------------     ----------------------
                                   Principal    Loans Past Due      Average      Net Credit     Average     Net Credit
       (In Millions)                Balance    30 Days or More     Balances        Losses       Balances      Losses
-----------------------------      ---------   ---------------     --------      ----------     --------    ----------
Type of loan:
  Credit card                       $2,289.1      $ 86.5           $2,296.0        $29.6        $2,241.8       $ 90.6
  Automobile                         4,449.2        78.4            4,415.0          9.0         4,373.1         31.5
  SBA                                     --          --                 --           --              --           --
                                    --------      ------           --------        -----        --------       ------
    Total loans managed or
      securitized                    6,738.3       164.9            6,711.0         38.6         6,614.9        122.1
Less:
  Loans securitized:
     Credit card                     1,450.0        47.7            1,450.0         18.3         1,403.3         54.4
     Automobile                        923.9         8.9              968.7          1.6           691.8          2.3
     SBA                                  --          --                 --           --              --           --
  Loans held for securitization:
     Credit card                          --          --                 --           --            46.7           --
     Automobile                           --          --                 --           --           332.1           --
     SBA                                  --          --                 --           --              --           --
                                    --------      ------           --------        -----        --------       ------
    LOANS HELD IN PORTFOLIO         $4,364.4      $108.3           $4,292.3        $18.7        $4,141.0       $ 65.4
                                    ========      ======           ========        =====        ========       ======

The Corporation's on-balance-sheet credit card receivables are expected to increase following the revolving period of the securitization, which generally approximates 48 months.

Certain cash flows received from the structured entities associated with the loan sales described above follow:

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2003                    SEPTEMBER 30, 2003
                                                  --------------------------------------------------------------------------
                                                  Credit Card  Automobile      SBA       Credit Card  Automobile      SBA
----------------------------------------------------------------------------------------------------------------------------
(In Millions)
----------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                  $     --     $     --     $     --     $     --     $     --     $   40.3
Proceeds from collections reinvested in
  previous securitizations                            792.2           --           --      2,310.6           --           --
Servicing fees received                                 7.3          1.5           --         21.8          5.3           --
Other cash flows received on retained interest         21.9          4.0           .3         65.9         13.3           .6
Proceeds from sales of previously charged-off
  accounts                                               .2           --           --           .9           --           --
Purchases of delinquent or foreclosed assets             --           --           --           --           --           --
Repayments of servicing advances                         --           --           --           --           --           --
============================================================================================================================

                                                          Three Months Ended        Nine Months Ended
                                                          September 30, 2002        September 30, 2002
                                                       -------------------------------------------------
                                                       Credit Card  Automobile   Credit Card  Automobile
--------------------------------------------------------------------------------------------------------
(In Millions)
-------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                       $     --     $     --     $  397.4     $1,041.0
Proceeds from collections reinvested in
  previous securitizations                                 765.2           --      2,226.5           --
Servicing fees received                                      7.3          3.0         21.9          6.2
Other cash flows received on retained interest              23.8          8.8         70.0         10.5
Proceeds from sales of previously charged-off
  accounts                                                    .3           --          1.3           --
Purchases of delinquent or foreclosed assets                  --           .2           --           .2
Repayments of servicing advances                              --           --           --           --
=======================================================================================================

A summary of the fair values of the credit card and automobile securitization interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2003 fair values to immediate 10% and 20% adverse changes in those assumptions follows. The sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

                                                                           Variable
                                                           Weighted-        Annual       Monthly    Expected
                                                            average       Coupon Rate   Principal    Annual      Annual
                                                  Fair        Life             To        Repayment   Credit     Discount
(Dollars in Millions)                             Value   (in months)(b)  Investors(b)    Rate(b)   Losses(b)    Rate(b)    Yield(b)
-----------------------------------------------------------------------------------------------------------------------------------
CREDIT CARD LOANS
  Interest-only strips(a)                        $  6.0          3.2             1.34%       18.21%    5.72%      15.00%      10.32%
    AS OF SEPTEMBER 30, 2003
      Decline in fair value of 10% adverse
        change                                                            $        .4   $       .4   $  2.2          --     $   3.9
      Decline in fair value of 20% adverse
        change                                                                     .9           .8      4.3          --         6.0
===================================================================================================================================

(a) Represents interest-only strips recognized in connection with the credit card securitization series 2000-1, 2001-1 and 2002-1

(b) Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitization series

                                                             Weighted-      Monthly      Expected
                                                              average     Prepayment    Cumulative      Annual      Weighted-
                                                  Fair         Life         Speed         Credit       Discount      average
(Dollars in Millions)                             Value     (in months)   (% ABS)(a)     Losses(c)       Rate         Coupon
-----------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE LOANS
  SERIES 2002-A
    Interest-only strip                          $   16.6         15.2         1.40%         2.16%        12.00%         8.71%
      AS OF SEPTEMBER 30, 2003
        Decline in fair value of 10% adverse
          change                                                           $    1.0      $    2.0      $     .4      $    5.6
        Decline in fair value of 20% adverse
          change                                                                1.9           3.9            .7          10.7
    Servicing asset                              $    5.9         11.4         1.40%         2.16%        12.00%         8.71%
      AS OF SEPTEMBER 30, 2003(b)
        Decline in fair value of 10% adverse
          change                                                           $     .3            --      $     .1            --
        Decline in fair value of 20% adverse
          change                                                                 .7            --            .1            --
=============================================================================================================================

(a) Absolute prepayment speed

(b) Carrying value of servicing asset at September 30, 2003 was $5.9 million

(c) The expected static pool loss assumption performed consistent with the expected cumulative credit loss assumptions

5. ASSET-BACKED COMMERCIAL PAPER CONDUIT

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

6. LOANS AND LEASE FINANCINGS

Total loans outstanding were recorded net of unearned income and deferred loan fees and costs of $242 million, $390 million, and $431 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

The loan portfolio includes lease financing receivables consisting of direct financing and leveraged leases on equipment, which are included in commercial loans on the consolidated balance sheet, and retail automobile lease financings, which are included in other consumer loans on the consolidated balance sheet. The direct financing and leveraged leased equipment consists primarily of manufacturing and mining equipment, commercial trucks and trailers, railroad equipment, and airplanes. The Corporation ceased originating retail automobile leases in December 2000 and the portfolio is running off over time. A summary of lease financings by type at September 30 follows:

(In Thousands)                                                                       2003            2002
------------------------------------------------------------------------------------------------------------
COMMERCIAL
  Direct financings                                                               $1,199,587      $1,453,008
  Leveraged leases                                                                   277,625         329,097
------------------------------------------------------------------------------------------------------------
    TOTAL COMMERCIAL LEASE FINANCINGS                                              1,477,212       1,782,105
CONSUMER
  Retail automobile lease financings                                                 219,194         712,762
------------------------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN LEASE FINANCINGS                                          $1,696,406      $2,494,867
============================================================================================================

The components of the net investment in lease financings at September 30 follow:

(In Thousands)                                                                      2003            2002
-----------------------------------------------------------------------------------------------------------
COMMERCIAL
  Lease payments receivable                                                     $ 1,306,325     $ 1,608,552
  Estimated residual value of leased assets                                         483,422         583,163
-----------------------------------------------------------------------------------------------------------
  Gross investment in commercial lease financings                                 1,789,747       2,191,715
  Unearned income                                                                  (312,535)       (409,610)
-----------------------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN COMMERCIAL LEASE FINANCINGS                               1,477,212       1,782,105
-----------------------------------------------------------------------------------------------------------
CONSUMER
  Lease payments receivable                                                          58,226         224,617
  Estimated residual value of leased assets                                         175,472         547,817
-----------------------------------------------------------------------------------------------------------
  Gross investment in consumer lease financings                                     233,698         772,434
  Unearned income                                                                   (14,504)        (59,672)
-----------------------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN CONSUMER LEASE FINANCINGS                               $   219,194     $   712,762
===========================================================================================================

A rollforward of the residual value component of lease financings follows:

                                                      Three Months Ended             Nine Months Ended
                                                         September 30                   September 30
-----------------------------------------------------------------------------------------------------------
(In Thousands)                                     2003            2002             2003            2002
-----------------------------------------------------------------------------------------------------------
COMMERCIAL
  Beginning balance                                $502,399       $ 589,740     $   561,438     $   595,867
  Additions                                          15,064          10,932          26,154          36,959
  Maturities and terminations                       (34,041)        (17,509)        (66,315)        (45,043)
  Write-downs                                            --              --         (37,855)         (4,620)
-----------------------------------------------------------------------------------------------------------
ENDING BALANCE                                     $483,422       $ 583,163     $   483,422     $   583,163
-----------------------------------------------------------------------------------------------------------
CONSUMER
  Beginning balance                                $262,889       $ 657,627     $   446,872     $   862,428
  Additions                                              --              --              --              --
  Maturities and terminations                       (96,991)       (109,810)       (255,719)       (263,759)
  Recoveries (write-downs)                            9,574              --         (15,681)        (50,852)
-----------------------------------------------------------------------------------------------------------
ENDING BALANCE                                     $175,472       $ 547,817     $   175,472     $   547,817
===========================================================================================================

The commercial lease residual value write-downs recorded during the first nine months of 2003 were primarily associated with various commercial aircraft leases. The write-downs consisted of $16 million attributable to decreases in the residual values of airplanes which were charged to other noninterest expense, $6 million attributable to credit losses which were charged to the allowance for loan losses, and $16 million attributable to the write-off of unearned income and other related accounts.

7. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

                                                     Three Months Ended              Nine Months Ended
                                                        September 30                    September 30
----------------------------------------------------------------------------------------------------------
(In Thousands)                                      2003            2002           2003             2002
----------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                   $1,147,098      $1,030,487     $ 1,098,588     $  997,331
Provision                                           107,047         169,164         490,427        523,280
Allowance related to loans sold or
  securitized                                            --              --              --         (4,477)
Charge-offs:
  Commercial                                         44,102          66,680         248,885        244,599
  Real estate - commercial                            9,411           5,723          17,752         16,247
  Real estate - residential                          48,024          17,095         120,221         60,543
  Home equity lines of credit                         6,191           4,761          17,715         14,293
  Credit cards and other unsecured lines
    of credit                                        24,281          19,804          71,127         61,495
  Other consumer                                     27,177          36,238          91,991        129,607
----------------------------------------------------------------------------------------------------------
     Total charge-offs                              159,186         150,301         567,691        526,784
Recoveries:
  Commercial                                          9,774           7,861          31,497         19,689
  Real estate - commercial                              799           2,037           1,663          3,788
  Real estate - residential                          10,741           1,082          26,933          3,064
  Home equity lines of credit                         1,624             839           4,836          3,048
  Credit cards and other unsecured lines
    of credit                                         1,678           2,239           5,723          6,447
  Other consumer                                     10,058          16,365          37,657         54,387
----------------------------------------------------------------------------------------------------------
     Total recoveries                                34,674          30,423         108,309         90,423
Net charge-offs                                     124,512         119,878         459,382        436,361
----------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                         $1,129,633      $1,079,773     $ 1,129,633     $1,079,773
==========================================================================================================

Nonperforming loans totaled $629 million, $702 million, and $747 million as of September 30, 2003, December 31, 2002, and September 30, 2002, respectively. For loans classified as nonperforming at September 30, 2003, the contractual interest due and actual interest recognized on those loans for the first nine months of 2003 was $55 million and $10 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $343 million, $391 million, and $466 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. Average impaired loans for the first nine months of 2003 and 2002 totaled $387 million and $354 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of September 30, 2003, December 31, 2002, and September 30, 2002 was $50 million, $76 million, and $53 million, respectively. At September 30, 2003, December 31, 2002, and September 30, 2002, impaired loans with an associated allowance totaled $185 million, $206 million, and $200 million, respectively, while impaired loans with no associated allowance totaled $158 million, $185 million, and $266 million, respectively, for these same period ends. There was no interest recognized during the first nine months of 2003 and 2002 on impaired loans while they were considered impaired.

8. SECURITIES

Securities available for sale follow:

                                                               AMORTIZED             FAIR
(In Thousands)                                                    COST               VALUE
----------------------------------------------------------------------------------------------
SEPTEMBER 30, 2003

U.S. Treasury and Federal agency debentures                  $     664,760       $     717,471
Mortgage-backed securities                                       3,583,170           3,701,833
Asset-backed and corporate debt securities                       1,059,912           1,063,609
States and political subdivisions                                  674,530             725,300
Other                                                              537,312             546,905
----------------------------------------------------------------------------------------------
TOTAL SECURITIES                                             $   6,519,684       $   6,755,118
----------------------------------------------------------------------------------------------

December 31, 2002

U.S. Treasury and Federal agency debentures                  $   1,084,077       $   1,143,923
Mortgage-backed securities                                       4,552,641           4,779,566
Asset-backed and corporate debt securities                       1,815,549           1,817,958
States and political subdivisions                                  650,747             702,669
Other                                                              765,065             767,152
----------------------------------------------------------------------------------------------
TOTAL SECURITIES                                             $   8,868,079       $   9,211,268
----------------------------------------------------------------------------------------------

September 30, 2002

U.S. Treasury and Federal agency debentures                  $     991,835       $   1,062,144
Mortgage-backed securities                                       5,436,258           5,672,580
Asset-backed and corporate debt securities                       2,109,139           2,116,089
States and political subdivisions                                  665,029             725,343
Other                                                              944,997             910,968
----------------------------------------------------------------------------------------------
TOTAL SECURITIES                                             $  10,147,258       $  10,487,124
==============================================================================================

The other category includes Federal Reserve Bank and Federal Home Loan Bank stock, certain retained interests in securitizations, and the Corporation's internally-managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had a cost basis and fair value of $33 million and $39 million, respectively, at September 30, 2003, compared to a cost basis and fair value of $75 million and $71 million, respectively, at December 31, 2002, and a cost basis and fair value of $257 million and $217 million, respectively, at September 30, 2002.

Gross unrealized gains for the total securities portfolio totaled $248 million, $353 million, and $385 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. Gross unrealized losses for these same periods totaled $13 million, $10 million, and $45 million, respectively. Net unrealized gains and losses in the available-for-sale securities portfolio are included, net of tax, in accumulated other comprehensive income within stockholders' equity or, for the portion attributable to changes in a hedged risk as part of a fair value hedge strategy, in other noninterest income on the income statement.

For the nine months ended September 30, 2003 and 2002, gross securities gains of $41 million and $98 million, respectively, were recognized. For the nine months ended September 30, 2003, gross securities losses of $4 million were recognized. There were no gross securities losses recognized during the first nine months of 2002.

At September 30, 2003, the carrying value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, and derivative instruments totaled $5 billion.

At September 30, 2003, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders' equity.

9. PRINCIPAL INVESTMENTS

The principal investment portfolio is managed within the Wholesale Banking line of business. The principal investment portfolio primarily consists of investments in the consumer and retail, manufacturing, automotive, commercial services, and building products industries with no single industry constituting greater than 20% of the total portfolio. A rollforward of principal investments follows:

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30                         September 30
------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                            2003               2002              2003               2002
------------------------------------------------------------------------------------------------------------------------
DIRECT INVESTMENTS:
  Carrying value at beginning of period                $  324,840         $  319,451          $ 317,089        $ 286,333
  Investments -- new fundings                              12,994             11,511             57,157           52,383
  Reclassifications                                            --                 --            (12,415)              --
  Returns of capital and write-offs                       (27,252)               (87)           (36,921)          (5,037)
  Fair value adjustments                                   (2,972)           (12,717)           (17,300)         (15,521)
------------------------------------------------------------------------------------------------------------------------
  Carrying value at end of period                      $  307,610         $  318,158          $ 307,610        $ 318,158
------------------------------------------------------------------------------------------------------------------------
INDIRECT INVESTMENTS:
  Carrying value at beginning of period                $  284,084         $  237,654          $ 254,899        $ 209,051
  Investments -- new fundings                              13,420             17,470             38,412           49,013
  Reclassifications                                            --                 --             12,415               --
  Returns of capital and write-offs                        (8,187)              (975)           (16,568)          (3,272)
  Fair value adjustments                                   (2,973)            (4,818)            (2,814)          (5,461)
------------------------------------------------------------------------------------------------------------------------
  Carrying value at end of period                      $  286,344         $  249,331          $ 286,344        $ 249,331
------------------------------------------------------------------------------------------------------------------------
TOTAL PRINCIPAL INVESTMENTS:
  Carrying value at beginning of period                $  608,924         $  557,105          $ 571,988        $ 495,384
  Investments -- new fundings                              26,414             28,981             95,569          101,396
  Reclassifications                                            --                 --                 --               --
  Returns of capital and write-offs                       (35,439)            (1,062)           (53,489)          (8,309)
  Fair value adjustments                                   (5,945)           (17,535)           (20,114)         (20,982)
------------------------------------------------------------------------------------------------------------------------
  CARRYING VALUE AT END OF PERIOD                      $  593,954         $  567,489          $ 593,954        $ 567,489
========================================================================================================================

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30                         September 30
------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                            2003               2002                2003            2002
------------------------------------------------------------------------------------------------------------------------
PRINCIPAL INVESTMENT REVENUE (a)                       $    7,139         $    5,349          $  22,674        $  16,904
------------------------------------------------------------------------------------------------------------------------
NET PRINCIPAL INVESTMENT GAINS (LOSSES) (b)                16,860            (17,223)             6,936          (20,990)
========================================================================================================================

(a) Consists primarily of interest, dividends, and fee income

(b) Consists of fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs

Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 19.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Refer to Note 1 for the accounting policies related to goodwill and other intangible assets. A rollforward of goodwill by reporting unit follows:

                                                        JANUARY 1          GOODWILL           IMPAIRMENT     SEPTEMBER 30
(In Thousands)                                             2003            ACQUIRED             LOSSES          2003
------------------------------------------------------------------------------------------------------------------------
Consumer and Small Business Financial Services         $  512,731         $      550              --          $  513,281
Wholesale Banking                                          86,729                 --              --              86,729
National Consumer Finance                                 261,387                430              --             261,817
Asset Management                                          126,207                 --              --             126,207
National Processing                                        91,227             24,010              --             115,237
Parent and Other                                               --                 --              --                  --
------------------------------------------------------------------------------------------------------------------------
TOTAL                                                  $1,078,281         $   24,990              --          $1,103,271
========================================================================================================================

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

During the third quarter of 2003, the National City Mortgage Co. division of National Consumer Finance purchased two retail residential mortgage loan origination branches and capitalized goodwill of $430 thousand. There were no other intangible assets capitalized in connection with this transaction.

The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, and merchant portfolios and other intangibles. Merchant portfolio intangibles relate to merchant card customer portfolios acquired by National Processing. These intangible assets are amortized over their estimated useful lives, which range from one to 10 years.

A summary of core deposit, credit card, and merchant portfolios and other intangible assets follows:

                                                    SEPTEMBER 30     December 31     September 30
(In Thousands)                                          2003             2002            2002
-------------------------------------------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
  Gross carrying amount                               $ 93,328        $ 93,328         $ 93,328
  Less: accumulated amortization                        74,913          65,169           61,920
-----------------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                   18,415          28,159           31,408
-----------------------------------------------------------------------------------------------
CREDIT CARD INTANGIBLES
  Gross carrying amount                                 17,323          17,323           17,306
  Less: accumulated amortization                        14,024          12,990           12,630
-----------------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                    3,299           4,333            4,676
-----------------------------------------------------------------------------------------------
MERCHANT PORTFOLIOS AND OTHER INTANGIBLES
  Gross carrying amount                                 74,736          63,577           63,077
  Less: accumulated amortization                        27,819          21,496           19,723
-----------------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                   46,917          42,081           43,354
-----------------------------------------------------------------------------------------------
TOTAL FINITE-LIVED INTANGIBLES
  Gross carrying amount                                185,387         174,228          173,711
  Less: accumulated amortization                       116,756          99,655           94,273
-----------------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                 $ 68,631        $ 74,573         $ 79,438
===============================================================================================

Amortization expense on finite-lived intangible assets totaled $6 million and $5 million for the three months ended September 30, 2003 and 2002, respectively. Amortization expense on finite-lived intangible assets totaled $17 million and $16 million for the nine months ended September 30, 2003 and 2002, respectively. Amortization expense on finite-lived intangible assets is expected to total $23 million, $23 million, $11 million, $9 million, and $8 million in 2003, 2004, 2005, 2006, and 2007, respectively.

11. MORTGAGE SERVICING ASSETS

The unpaid principal balance of residential mortgage loans serviced for third parties was $129.1 billion at September 30, 2003, compared to $101.9 billion at December 31, 2002 and $98.4 billion at September 30, 2002.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30                         September 30
-------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                    2003              2002              2003              2002
-------------------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING ASSETS
 Balance at beginning of period                               $    856,261      $ 1,414,584       $   998,743       $ 1,407,641
 Additions                                                         439,337          141,585           964,692           642,123
 Amortization                                                     (190,209)        (110,689)         (475,209)         (257,275)
 SFAS 133 hedge basis adjustments                                  (53,373)        (348,149)         (181,738)         (685,691)
 Application of valuation allowance to directly write-down
   servicing assets                                                     --               --          (247,351)               --
 Sales                                                              (2,550)         (13,642)           (9,671)          (23,109)
-------------------------------------------------------------------------------------------------------------------------------
CARRYING VALUE BEFORE VALUATION ALLOWANCE AT END
  OF PERIOD                                                   $  1,049,466      $ 1,083,689       $ 1,049,466       $ 1,083,689
-------------------------------------------------------------------------------------------------------------------------------
VALUATION ALLOWANCE
 Balance at beginning of period                               $   (122,841)     $  (346,184)      $  (383,550)      $  (271,937)
 Impairment recoveries (charges)                                   115,070          (46,890)          128,428          (121,137)
 Application of valuation allowance to directly write-down
  servicing assets                                                      --               --           247,351                --
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                      $     (7,771)     $  (393,074)      $    (7,771)      $  (393,074)
-------------------------------------------------------------------------------------------------------------------------------
NET CARRYING VALUE OF MORTGAGE SERVICING ASSETS AT END
  OF PERIOD                                                   $  1,041,695      $   690,615       $ 1,041,695       $   690,615
===============================================================================================================================
FAIR VALUE OF MORTGAGE SERVICING ASSETS AT END OF PERIOD      $  1,139,523      $   690,615       $ 1,139,523       $   690,615
===============================================================================================================================

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

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. At September 30, 2003, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated balance sheet by $98 million. This difference represents increases in the fair value of certain mortgage servicing assets accounted for under SFAS 140 that could not be recorded above their cost basis, net of accumulated amortization and SFAS 133 adjustments.

The key economic assumptions used to estimate the value of the mortgage servicing assets at September 30, 2003 and September 30, 2002 are presented in the table that follows. A sensitivity analysis of the current fair value of the mortgage servicing assets to immediate 10% and 20% adverse changes in those assumptions as of September 30, 2003 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing assets is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

                                                            SEPTEMBER 30       December 31      September 30
(Dollars in Thousands)                                          2003               2002             2002
------------------------------------------------------------------------------------------------------------
Fair value                                                  $  1,139,523       $   615,193      $   690,615
Weighted-average life (in years)                                     3.1               2.2              2.5
Weighted-average constant prepayment rate (CPR)                    29.19%            63.07%           39.86%
Weighted-average discount rate                                      9.49              9.53             9.71
Prepayment rate:
  Decline in fair value from 10% adverse change             $     70,477
  Decline in fair value from 20% adverse change                  132,456
Discount rate:
  Decline in fair value from 10% adverse change                   28,729
  Decline in fair value from 20% adverse change                   55,923
===========================================================================================================

The key economic assumptions used in determining the fair value of mortgage servicing assets capitalized during the three-and nine-month periods ended September 30, 2003 were as follows:

                                                        Three Months Ended                        Nine Months Ended
                                                           September 30                             September 30
------------------------------------------------------------------------------------------------------------------------
Weighted-average CPR                                          20.32%                                   28.47%
Weighted-average life (in years)                                5.8                                      4.2
Weighted-average discount rate                                 9.54%                                    9.44%
========================================================================================================================

Risk associated with declines in the estimated fair value of mortgage servicing assets due to increases in mortgage loan prepayments is managed using derivative instruments that are expected to increase in value when interest rates decline. Because derivative instruments that reflect the exact opposite risk profile of the mortgage servicing assets are effectively not available in the capital markets, management uses a variety of derivative instruments whose fair value changes are expected to offset changes in the value of the mortgage servicing assets. Because the risk profile of the derivatives is not exactly the same as the mortgage servicing assets, changes in the value of the derivative instruments may not exactly offset the change in value of the mortgage servicing assets. The Corporation manages the risk to an immediate reduction in the fair value of its mortgage servicing assets within guidelines set forth by the Asset/Liability Management Committee. Notes 1 and 22 provide further discussion on how derivative instruments are accounted for, the nature of the derivative instruments used, the risks associated with the use of derivative instruments, and detail of ineffective hedge and other derivative gains and losses. During the three and nine month periods ended September 30, 2003, net (losses) gains totaling $(31) million and $358 million, respectively, were recognized on derivative instruments used to hedge the value of mortgage servicing assets and were included in mortgage banking revenue on the income statement.

12. BORROWED FUNDS

Detail of borrowed funds follows:

                                                 SEPTEMBER 30        December 31           September 30
(In Thousands)                                       2003                2002                   2002
------------------------------------------------------------------------------------------------------
U.S. Treasury notes                              $   847,252        $  8,881,947            $8,364,033
Senior bank notes                                         --           1,560,000                    --
Commercial paper and other                           625,494           1,051,962             1,438,339
------------------------------------------------------------------------------------------------------
TOTAL BORROWED FUNDS                             $ 1,472,746        $ 11,493,909            $9,802,372
======================================================================================================

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial and residential real estate loans. The funds are placed at the discretion of the U.S. Treasury. At September 30, 2003, $847 million of notes were callable on demand by the U.S. Treasury, compared to $7.9 billion and $8.4 billion at December 31, 2002 and September 30, 2002, respectively. At December 31, 2002, $1.0 billion of the notes were term notes with a stated maturity of less than one month.

The senior bank notes were issued by National City's bank subsidiaries and had maturities of nine months or less.

Commercial paper borrowings are issued by the Corporation's subsidiary, National City Credit Corporation, and have maturities of nine months or less.

13. LONG-TERM DEBT

The composition of long-term debt follows. This note excludes the discussion and amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 14 for further discussion on these obligations.

-----------------------------------------------------------------------------------------------------------
                                                    SEPTEMBER 30         December 31          September 30
        (In Thousands)                                  2003                2002                 2002
-----------------------------------------------------------------------------------------------------------
3.20% senior notes due 2008                        $     297,909     $            --       $             --
6.625% subordinated notes due 2004                       249,946             249,849                249,817
7.75% subordinated notes due 2004                        199,786             199,594                199,530
8.50% subordinated notes due 2004                        149,958             149,863                149,832
7.20% subordinated notes due 2005                        258,333             260,849                260,564
5.75% subordinated notes due 2009                        331,328             333,928                330,192
6.875% subordinated notes due 2019                       796,445             808,353                802,493
Other                                                      1,760               2,640                 12,640
-----------------------------------------------------------------------------------------------------------
TOTAL HOLDING COMPANY                                  2,285,465           2,005,076              2,005,068
6.50% subordinated notes due 2003                             --             202,158                203,777
7.25% subordinated notes due 2010                        267,804             272,007                269,388
6.30% subordinated notes due 2011                        228,089             231,006                228,507
7.25% subordinated notes due 2011                        198,411             198,263                198,214
6.25% subordinated notes due 2011                        338,353             342,357                338,493
6.20% subordinated notes due 2011                        544,927             550,307                543,718
4.63% subordinated notes due 2013                        299,216                  --                     --
4.25% subordinated notes due 2018                        224,454                  --                     --
Senior bank notes                                     18,732,265          14,998,141             13,480,353
Federal Home Loan Bank advances                        3,999,601           3,750,980              3,750,572
-----------------------------------------------------------------------------------------------------------
TOTAL BANK SUBSIDIARIES                               24,833,120          20,545,219             19,013,022
-----------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                               $  27,118,585     $    22,550,295       $     21,018,090
===========================================================================================================

The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. The Corporation uses derivative instruments, primarily interest rate swaps and caps, to manage interest rate risk on its long-term debt. Interest rate swaps are used to hedge the fair value of certain fixed-rate debt by converting the debt to variable rate and are also used to hedge the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Interest rate caps are used to hedge cash flow variability by capping the interest payments associated with variable-rate debt issuances. Interest rate swaps and caps used to convert the Corporation's debt are based on the one- or three-month London Interbank Offering Rate (LIBOR) rate, the Federal Funds rate, or the Prime rate. Further discussion on derivative instruments is included in Notes 1 and 22.

The subordinated notes of the holding company and bank subsidiaries qualify for Tier 2 capital under the regulatory capital requirements of the federal banking agencies. Further discussion on regulatory capital requirements is included in
Note 15.

A summary of par values and weighted-average rates of long-term debt as of September 30, 2003 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk.

------------------------------------------------------------------------------------------------------
                                                            Weighted-average          Weighted-average
(Dollars in Thousands)                  Par Value           Contractual Rate           Effective Rate
------------------------------------------------------------------------------------------------------
Senior notes                          $     300,000                3.20%                     1.30%
Subordinated notes                        3,825,000                6.43                      3.19
Senior bank notes                        18,646,500                1.40                      1.56
FHLB advances                             3,989,993                1.27                      2.70
Other                                         1,760               12.95                     12.95
------------------------------------------------------------------------------------------------------
  Total long-term debt                $  26,763,253                2.08%                     1.92%
======================================================================================================

All senior notes and subordinated notes of the holding company and subordinated notes of the bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. Subordinated notes with a par amount of $550 million were issued by the bank subsidiaries during the first nine months of 2003. In March 2003, the holding company issued senior notes with a par value of $300 million.

Senior bank notes are issued by National City's bank subsidiaries. During the first nine months of 2003, senior bank notes with a par value of $9.5 billion were issued by the bank subsidiaries. At September 30, 2003, senior bank notes totaling $1.8 billion were contractually based on a fixed rate of interest and $16.8 billion were contractually based on a variable rate of interest.

FHLB advances at September 30, 2003, contractually consisted of $189 million of fixed-rate obligations and $3.8 billion of variable-rate obligations. FHLB advances are collateralized by qualifying residential real estate loans.

A credit agreement dated April 12, 2001, as amended, with a group of unaffiliated banks allows the Corporation to borrow up to $375 million until April 12, 2005 with a provision to extend the expiration date under certain circumstances. The Corporation pays a variable annual facility fee based on its long-term debt rating. The fee is currently 10 basis points on the amount of the credit facility. There have been no borrowings outstanding under this agreement.

14. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS AND CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

National City has sponsored two trusts, First of America Capital Trust I and Fort Wayne Capital Trust I, of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the First of America and Fort Wayne capital trusts are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively.

In the third quarter of 2003, as a result of applying the provisions of FIN 46, which represents new accounting guidance governing when an equity interest should be consolidated, the Corporation was required to deconsolidate these subsidiary trusts from its financial statements. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on the Corporation's financial statements or liquidity position since the Corporation continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trusts. The consolidated debt obligation related to the trusts increased from $180 million to $186 million upon deconsolidation with the difference representing the Corporation's common ownership interest in the trusts.

The capital securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the capital securities as Tier 1 capital. If in the future it is determined that the capital securities can no longer qualify as Tier 1 capital, the effect of such a change would not have a material impact on National City's capital ratios.

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                             SEPTEMBER 30     December 31      September 30
                      (In Thousands)                                             2003            2002              2002
---------------------------------------------------------------------------------------------------------------------------
8.12% junior subordinated debentures owed to First of America
 Capital Trust I due January 31, 2027                                        $    154,640              --                --
9.85% junior subordinated debentures owed to Fort Wayne
 Capital Trust I due April 15, 2027                                                30,928              --                --
---------------------------------------------------------------------------------------------------------------------------
TOTAL JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED
  SUBSIDIARY TRUSTS                                                               185,568              --                --
---------------------------------------------------------------------------------------------------------------------------
8.12% capital securities of First of America Capital Trust I
 due January 31, 2027                                                                  --     $   150,000      $    150,000
9.85% capital securities of Fort Wayne Capital Trust I
 due April 15, 2027                                                                    --          30,000            30,000
---------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL SECURITIES OF CONSOLIDATED SUBSIDIARY TRUSTS                             --         180,000           180,000
---------------------------------------------------------------------------------------------------------------------------
TOTAL CONSOLIDATED DEBT OBLIGATIONS RELATED TO SUBSIDIARY TRUSTS             $    185,568     $   180,000      $    180,000
===========================================================================================================================

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

Regulatory and other capital measures follow:

                                                    SEPTEMBER 30                   December 31                  September 30
                                                        2003                           2002                         2002
---------------------------------------------------------------------------------------------------------------------------------
       (Dollars in Thousands)                     AMOUNT        RATIO          Amount          Ratio          Amount        Ratio
---------------------------------------------------------------------------------------------------------------------------------
Total equity/assets                            $  9,134,327      7.54%      $  8,308,012        7.03%      $  8,156,861      7.46%
Total common equity/assets                        9,134,327      7.54          8,308,012        7.03          8,156,861      7.46
Tangible common equity/tangible assets            7,962,425      6.64          7,155,158        6.11          6,999,142      6.47
Tier 1 capital                                    8,214,164      8.28          7,263,196        7.60          7,081,522      7.78
Total risk-based capital                         12,360,766     12.46         10,996,661       11.51         10,795,857     11.87
Leverage                                          8,214,164      6.70          7,263,196        6.52          7,081,522      7.09
=================================================================================================================================

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

National City's Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively. The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was September 30, 2003, the due date of the last required quarterly regulatory financial filings, each of the Corporation's subsidiary banks were considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank's capital category. As of December 31, 2002 and September 30, 2002, each of the subsidiary banks were also categorized as well-capitalized.

As discussed in Note 14, the capital securities held by the First of America and Fort Wayne subsidiary trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the capital securities as Tier 1 capital. If in the future it is determined that the capital securities can no longer qualify as Tier 1 capital, the effect of such a change would not have a material impact on National City's capital ratios.

The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $126 million at September 30, 2003.

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

Dividends paid by subsidiary banks to the holding company are also subject to certain legal and regulatory limitations. At September 30, 2003, the subsidiary banks may pay dividends of $1.6 billion, plus an additional amount equal to their net profits for 2003, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

16. STOCKHOLDERS' EQUITY

A summary of outstanding shares of preferred and common stock follows:

                                                    SEPTEMBER 30      December 31      September 30
                                                        2003              2002             2002
---------------------------------------------------------------------------------------------------
Common Stock, $4 par value,
  authorized 1,400,000,000 shares                   609,136,762        611,491,359      612,180,011
===================================================================================================

On August 30, 2002, the Corporation redeemed all 735 of its remaining outstanding preferred shares, stated value $50 per share, at a redemption price of $50.50137 per share, representing a total cost of $37,119. Prior to redemption, holders of preferred shares had the right at their option, to convert each share of preferred into 3.0291 shares of National City common stock at any time through August 20, 2002. The holders of the preferred shares were entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%.

A summary of activity in accumulated other comprehensive income follows:

                                                                             Nine Months Ended
                                                                                September 30
----------------------------------------------------------------------------------------------------
                        (In Thousands)                                    2003               2002
----------------------------------------------------------------------------------------------------
Accumulated unrealized gains on securities
  available for sale at January 1, net of tax                          $  223,073         $  105,656
Net unrealized (losses) gains for the period, net of tax (benefit)
  expense of $(21,931) in 2003 and $99,377 in 2002                        (40,728)           184,557
Reclassification adjustment for gains included in net income,
  net of tax expense of $7,663 in 2003 and $28,421 in 2002                (29,312)           (69,301)
----------------------------------------------------------------------------------------------------
Effect on other comprehensive income for the period                       (70,040)           115,256
----------------------------------------------------------------------------------------------------
Accumulated unrealized gains on securities available for sale
  at September 30, net of tax                                          $  153,033         $  220,912
====================================================================================================
Accumulated unrealized losses on derivatives used in cash
  flow hedging relationships at January 1, net of tax                  $ (155,893)        $  (33,379)
Net unrealized losses for the period, net of tax benefit
  of $21,534 in 2003 and $98,439 in 2002                                  (39,991)          (182,816)
Reclassification adjustment for losses included in net income,
  net of tax benefit of $50,038 in 2003 and $44,726 in 2002                92,929             83,062
----------------------------------------------------------------------------------------------------
Effect on other comprehensive income for the period                        52,938            (99,754)
----------------------------------------------------------------------------------------------------
Accumulated unrealized losses on derivatives used in cash
  flow hedging relationships at September 30, net of tax               $ (102,955)        $ (133,133)
====================================================================================================
Accumulated other comprehensive income at
  January 1, net of tax                                                $   67,180         $   72,277
Other comprehensive (loss) income, net of tax                             (17,102)            15,502
----------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME AT SEPTEMBER 30,
  NET OF TAX                                                           $   50,078         $   87,779
====================================================================================================

The Corporation had two share repurchase authorizations outstanding at September 30, 2003. In February 2003, the Corporation's Board of Directors authorized a share repurchase program for the repurchase of up to 25 million shares of National City common stock, subject to an aggregate purchase limit of $800 million. In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. Shares repurchased under these programs are held for reissue in connection with stock compensation plans and for general corporate purposes. During the first nine months of 2003, the Corporation repurchased 6.7 million shares of its common stock. There were no share repurchases of common stock during the first nine months of 2002. As of September 30, 2003, 32.6 million shares remain authorized for repurchase.

17. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share calculations follow:

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30                          September 30
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)               2003                2002             2003                2002
-------------------------------------------------------------------------------------------------------------------------------
BASIC
  Net income                                                 $379,337            $374,187        $1,492,476          $1,213,100
  Less preferred dividends                                         --                   1                --                  21
-------------------------------------------------------------------------------------------------------------------------------
  Net income applicable to common stock                      $379,337            $374,186        $1,492,476          $1,213,079
-------------------------------------------------------------------------------------------------------------------------------
  Average common shares outstanding                           613,574             611,639           612,413             609,611
-------------------------------------------------------------------------------------------------------------------------------
  Net income per common share--basic                         $    .62            $    .61        $     2.44          $     1.99
===============================================================================================================================
DILUTED
  Net income                                                 $379,337            $374,187        $1,492,476          $1,213,100
-------------------------------------------------------------------------------------------------------------------------------
  Average common shares outstanding                           613,574             611,639           612,413             609,611
  Stock award adjustment                                        5,395               6,197             5,243               6,599
  Preferred stock adjustment                                       --                  14                --                  33
-------------------------------------------------------------------------------------------------------------------------------
  Average common shares outstanding--diluted                  618,969             617,850           617,656             616,243
-------------------------------------------------------------------------------------------------------------------------------
  Net income per common share--diluted                       $    .62            $    .61        $     2.42          $     1.97
===============================================================================================================================

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the pro forma dilution assuming outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. At September 30, 2003 and 2002, options to purchase 23,999,805 and 23,468,309 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock and consequently their inclusion would have had an anti-dilutive effect. Net income is not adjusted for preferred dividend requirements since the preferred shares are assumed to be converted from the beginning of the period.

18. INCOME TAX EXPENSE

The composition of income tax expense follows:

                                                                   Nine Months Ended
                                                                      September 30
------------------------------------------------------------------------------------------
(In Thousands)                                                   2003               2002
------------------------------------------------------------------------------------------
Applicable to income exclusive of securities gains             $775,082           $586,014
Applicable to securities gains                                    7,663             28,421
------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE                                       $782,745           $614,435
==========================================================================================

The effective tax rate was 34.4% and 33.6% for the nine months ended September 30, 2003 and 2002, respectively.

19. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS

COMMITMENTS: A summary of the contractual amount of significant commitments follows:

                                                                SEPTEMBER 30      December 31      September 30
                (In Thousands)                                      2003              2002             2002
---------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Revolving home equity and credit card lines                    $23,486,660    $   22,138,518      $21,710,564
  Other loans                                                     32,659,155        35,018,220       40,603,912
Standby letters of credit                                          3,922,038         3,769,894        3,858,785
Commercial letters of credit                                         155,703           126,775          128,103
Net commitments to sell mortgage loans and
  mortgage-backed securities                                      18,841,648        22,366,679       20,400,908
Commitments to fund principal investments                            253,062           241,952          251,661
Commitments to fund civic and community investments                  185,598           206,158          177,890
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

The Corporation invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its banking subsidiaries. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The amount of commitments to fund civic and community investments represent funds committed to invest in existing and future projects.

CONTINGENT LIABILITIES AND GUARANTEES: The Corporation enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require the Corporation to make certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $36 billion and $93 billion for the third quarter and first nine months of 2003, respectively, and were $16 billion and $50 billion for the same 2002 periods, respectively. Total loans repurchased during the third quarter and first nine months of 2003 were $56 million and $180 million, respectively, and total loans repurchased for the same 2002 periods were $38 million and $154 million, respectively. Loans indemnified that remain outstanding as of September 30, 2003 totaled $96 million. In addition, total loans sold of $3.2 billion remained uninsured as of September 30, 2003. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans at September 30, 2003 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans, which were ultimately repurchased, have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $18 million and $48 million for the third quarter and first nine months of 2003, respectively. Losses charged against the liability for the third quarter and first nine months of 2002 were $2 million and $37 million, respectively. At September 30, 2003, the liability for estimated losses on repurchase and indemnification was $160 million and was included in other liabilities on the balance sheet.

The Corporation from time to time also enters into financial guarantee contracts whereby a premium is received from another financial institution counterparty to guarantee a portion of credit risk on interest rate swap contracts entered into between the financial institution counterparty and its customer. The Corporation becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2003, the current liability, which represents the fair value of the financial guarantee, and the maximum exposure to loss under these contracts totaled $417 thousand and $3 million, respectively. As a result of the issuance of SFAS 149, similar contracts entered into after June 30, 2003 are accounted for as derivative instruments.

The guarantee liability for standby letters of credit was $7 million at September 30, 2003, which was recorded in other liabilities on the balance sheet. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date for the recognition provisions of FIN 45. See above for further discussion on standby letters of credit and their associated outstanding commitments.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through VISA(R) and MasterCard(R) for the last four months, plus any outstanding delayed-delivery transactions and unresolved chargebacks in the process of resolution. For the four-month period from June through September 2003, this amount totaled approximately $50 billion. At September 30, 2003, the Corporation had $4 million of unresolved chargebacks that were in process of resolution.

For the three months ended September 30, 2003 and 2002, the Corporation processed $39 million and $40 million, respectively, in chargebacks presented by issuing banks. For the nine months ended September 30, 2003 and 2002, the Corporation processed $115 million and $127 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for the three months ended September 30, 2003 and 2002 were each $1 million. Actual losses recorded for the nine months ended September 30, 2003 and 2002 were $2 million and $3 million, respectively. The Corporation accrues for probable losses based on historical experience and at September 30, 2003 had $1 million recorded in accrued expenses and other liabilities for expected losses.

In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items. Where the product or service is not provided, however, until some time after the purchase (delayed-delivery), the potential for this contingent liability increases. For the nine months ended September 30, 2003, the Corporation processed approximately $10 billion of merchant transactions related to delayed-delivery purchases.

The Corporation currently processes card transactions for two of the largest airlines in the United States. In May 2002, the Corporation announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Corporation will honor its existing contractual obligations to the two airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have expiration dates of April 2004 and November 2005. One of the two continuing airline merchants, United Airlines, Inc., is currently operating under Chapter 11 protection. In the event of liquidation of United Airlines or the Corporation's other airline customer, the Corporation could become financially responsible for refunding tickets purchased through VISA(R) and MasterCard(R) under the chargeback rules of those associations. At September 30, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under continuing merchant processing contracts, was approximately $845 million, of which approximately $480 million pertained to United Airlines. Based upon available information, these amounts represent management's best estimate of its maximum potential chargeback exposure related to its continuing airline customers. As of September 30, 2003, the Corporation held no significant collateral under these contracts.

During the second quarter of 2003, the Corporation's obligation to process card transactions for two other airline merchants, including U.S. Airways Group, Inc., ceased with these merchants transitioning to new processors. At September 30, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $24 million. This amount represents management's best estimate of its maximum potential chargeback exposure under these concluded contracts. As of September 30, 2003, the Corporation held cash collateral of $2 million and third-party indemnifications of $110 million against this remaining chargeback exposure.

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

20. STOCK OPTIONS AND AWARDS

National City maintains various incentive and nonqualified stock option plans and various restricted stock plans. These plans provide for the granting of stock options, stock appreciation rights, and restricted shares to eligible employees and directors. All stock option and restricted stock plans were approved by stockholders with the exception of the 150th anniversary commemorative grant in 1995.

STOCK OPTION PLANS: The stock option plans under which options may currently be granted authorize the issuance to officers and key employees of up to 92 million options to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually beginning one year from the date of grant and expire no later than 10 years from the date of grant. In addition, stock options may be granted that include the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.

In 1995, National City granted a total of 5.6 million options to purchase common stock at the market price of the common stock on the date of grant to virtually all employees in commemoration of National City's 150th anniversary. As of September 30, 2003, 540,250 of these options remained outstanding and all were exercisable.

On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock awards under SFAS 123. Further discussion of the impact of the change is included in Notes 1 and 2. During the third quarter and first nine months of 2003, compensation expense recognized related to National City's stock option plans totaled $5 million and $8 million, respectively. There was no expense recognized during the first nine months of 2002.

RESTRICTED STOCK PLANS: National City's restricted stock plans provide for the issuance of up to eight million shares of common stock to officers, key employees, and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the market price of the stock on the date of grant. The weighted-average grant-date fair value of restricted share awards granted during the third quarter and first nine months of 2003 were $33.78 and $32.49, respectively, and $30.95 and $30.23, respectively, for the third quarter and first nine months of 2002. Compensation expense recognized for restricted share plans during the third quarter and first nine months of 2003 was $5 million and $12 million, respectively, and $4 million and $8 million, respectively, for the third quarter and first nine months of 2002.

OPTION AND RESTRICTED STOCK AWARD ACTIVITY: Stock option and unvested restricted stock award activity follows:

                                                                               Weighted-
                                                                                Average
                                            Shares Outstanding                 Exercise
                                      --------------------------------         Price Per
                                        Awards               Options             Share
----------------------------------------------------------------------------------------
January 1, 2002                       1,823,310             48,798,550          $  25.79
  Cancelled                             (88,341)              (591,592)            29.61
  Exercised                            (348,183)            (4,951,433)            18.50
  Granted                             1,185,014             10,217,594             27.84
----------------------------------------------------------------------------------------
September 30, 2002                    2,571,800             53,473,119          $  26.81
----------------------------------------------------------------------------------------
January 1, 2003                       2,539,171             52,963,738          $  26.89
  Cancelled                            (117,103)              (662,827)            29.73
  Exercised                            (425,536)            (6,043,552)            21.07
  Granted                             1,695,405              6,313,731             33.47
----------------------------------------------------------------------------------------
SEPTEMBER 30, 2003                    3,691,937             52,571,090          $  28.31
========================================================================================

As of September 30, 2003 and 2002, 16,431,684 and 22,278,392 shares, respectively, were available for grant under the various stock option and restricted stock plans.

Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at September 30, 2003 follows:

-------------------------------------------------------------------------------------------------------
                                                           Weighted-
                                                            Average
                                         Weighted-         Remaining                          Weighted-
                                          Average         Contractual                          Average
   Range of                              Exercise             Life                            Exercise
Exercise Prices          Outstanding       Price           (in years)        Exercisable        Price
-------------------------------------------------------------------------------------------------------
$9.17-$11.99                  85,410     $   9.54               .9                85,410       $  9.54
 12.00-16.99               2,023,311        14.53              1.3             2,023,311         14.53
 17.00-21.99               6,209,010        17.78              5.6             6,209,010         17.78
 22.00-26.99               1,009,963        25.16              3.3               991,463         25.13
 27.00-31.99              28,933,994        28.89              6.8            24,126,475         29.15
 32.00-37.81              14,309,402        33.99              6.5             8,398,083         34.12
-------------------------------------------------------------------------------------------------------
      TOTAL               52,571,090     $  28.31              6.3            41,833,752       $ 27.62
=======================================================================================================

At September 30, 2003 and 2002, options for 41,833,752 and 38,750,289 shares of common stock, respectively, were exercisable.

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

Using an actuarial measurement date of October 31, 2002 and 2001, components of net periodic benefit and net periodic cost for the third quarter and nine month periods ended September 30 follow:

-------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                        Nine Months Ended
                                                                September 30                             September 30
-------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                             2003               2002                 2003                 2002
-------------------------------------------------------------------------------------------------------------------------------
PENSION BENEFITS
  Service cost                                           $  12,790          $  11,790           $  38,371            $   35,371
  Interest cost                                             20,021             18,138              60,063                54,415
  Expected return on plan assets                           (35,861)           (39,923)           (107,582)             (119,771)
  Amortization of prior service cost                        (1,188)            (1,280)             (3,566)               (3,842)
  Transition benefit                                           (51)              (639)               (155)               (1,919)
  Recognized net actuarial (gain) loss                         365             (2,274)              1,096                (6,822)
-------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT                                     $  (3,924)         $ (14,188)          $ (11,773)            $ (42,568)
===============================================================================================================================
OTHER POSTRETIREMENT BENEFITS
  Service cost                                           $     735          $     621           $   2,208             $   1,865
  Interest cost                                              2,336              2,245               7,007                 6,735
  Amortization of prior service cost                            33                 46                 100                   140
  Transition obligation                                        351                351               1,052                 1,052
  Recognized net actuarial loss                                397                316               1,191                   946
-------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC COST                                        $   3,852          $   3,579           $  11,558             $  10,738
===============================================================================================================================

Actuarial assumptions used to calculate the net periodic pension benefit and cost were as follows:

                                                  Pension Benefits       Other Postretirement Benefits
------------------------------------------------------------------------------------------------------
                                                2003          2002           2003            2002
------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS
 Discount rate                                     6.75%         7.00%          6.75%           7.00%
 Rate of compensation increase                2.75-7.50     2.75-7.50      2.75-7.50       2.75-7.50
 Expected return on plan assets                    9.50         10.00             --              --
------------------------------------------------------------------------------------------------------

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At September 30, 2003, December 31, 2002, and September 30, 2002, obligations of $87 million, $80 million, and $79 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $4 million and $12 million for the third quarter and first nine months of 2003, respectively, and $4 million and $11 million for the third quarter and first nine months of 2002, respectively.

Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2003 and 2002, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $13 million and $53 million for the third quarter and first nine months of 2003, respectively, and $13 million and $45 million for the third quarter and first nine months of 2002, respectively.

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

Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At September 30, 2003, these collateral agreements covered 99.8% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At September 30, 2003, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $420 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $35 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on September 30, 2003, December 31, 2002, and September 30, 2002.

FAIR VALUE HEDGES: The Corporation primarily uses interest rate swaps, interest rate futures, interest rate caps and floors, interest rate options, interest rate forwards, and forward purchase commitments to hedge the fair values of mortgage servicing assets, certain fixed-rate residential and commercial loans, and U.S. Treasury securities for changes in interest rates.

The Corporation also uses receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased certificates of deposit, long-term FHLB advances, corporate and subordinated long-term debt, and senior bank notes.

For the three and nine month periods ended September 30, 2003, the Corporation recognized total net ineffective fair value hedge losses of $139 million and $33 million, respectively. For the same periods in 2002, the Corporation recognized total net ineffective hedge gains in the amount of $145 million and $311 million, respectively. Of the total losses recognized, net ineffective hedge losses related to mortgage loans held for sale and servicing assets were $145 million and $52 million for the three and nine month periods ended September 30, 2003, respectively, compared to net ineffective hedge gains of $142 million and $301 million, respectively, for the same periods in 2002. Ineffective hedge gains (losses) for these hedged assets are included in mortgage banking revenue on the income statement. Net ineffective hedge gains related to hedging commercial loans, U.S. Treasury securities, and fixed-rate funding products are included in other noninterest income on the income statement and totaled $7 million and $19 million for the three and nine month periods ended September 30, 2003, respectively. Net ineffective hedge gains related to these hedged assets and liabilities were $3 million and $10 million for the same periods in 2002. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first nine months of 2003 and 2002.

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

For the three month periods ended September 30, 2003 and 2002, the Corporation recognized net ineffective cash flow hedge (losses) gains of $(900) thousand and $300 thousand, respectively. During the first nine months of 2002, the Corporation recognized net ineffective cash flow hedge losses of $300 thousand. There were no net ineffective cash flow hedge gains (losses) recognized during the first nine months of 2003. Net ineffective cash flow hedge gains (losses) are included in other noninterest income on the income statement. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first nine months of 2003 and 2002.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, 2003, December 31, 2002 and September 30, 2002, accumulated other comprehensive income included a deferred after-tax net loss of $103 million, $156 million and $133 million, respectively, related to derivatives used to hedge funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income as of September 30, 2003, is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through September 2013, with $99 million of net loss expected to be reclassified within the next year. During the three and nine month periods ended September 30, 2003, pretax losses of $54 million and $143 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. For the same 2002 periods, pretax losses of $43 million and $130 million, respectively, were reclassified into interest expense. Also during the first nine months of 2002, pretax gains of $2 million were reclassified into other noninterest income as part of the gain on the automobile loan securitization. There were no gains or losses reclassified into earnings during the first nine months of 2003 and 2002 arising from the determination that the original forecasted transaction would not occur.

The tables on pages 40-41 provide further information regarding derivative instruments designated in fair value and cash flow hedges at September 30, 2003, December 31, 2002, and September 30, 2002.

OTHER DERIVATIVE ACTIVITIES: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. Those derivatives include swaps, futures, and forwards used for interest rate and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133, and derivatives executed with customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. The Corporation generally does not enter into derivative transactions for purely speculative purposes. Gains and losses on mortgage-banking-related derivative financial instruments are included in mortgage banking revenue on the income statement, while gains and losses on other derivative financial instruments are included in other noninterest income. A summary of derivative financial instruments not in SFAS 133 hedge relationships by type of activity follows:

                                                                               Net Derivative Asset (Liability)
                                                                       ------------------------------------------------
                                                                       SEPTEMBER 30       December 31      September 30
(In Millions)                                                              2003              2002              2002
-----------------------------------------------------------------------------------------------------------------------
OTHER DERIVATIVE INSTRUMENTS
  Mortgage-banking-related:
    Mortgage servicing asset risk management                             $  (38.7)          $  12.0           $ (8.3)
    Mortgage loan commitments and associated risk management               (352.5)            (33.2)           (20.8)
--------------------------------------------------------------------------------------------------------------------
Total mortgage-banking related                                             (391.2)            (21.2)           (29.1)
--------------------------------------------------------------------------------------------------------------------
  Customer risk management                                                   14.5              17.2             23.6
  Other                                                                       3.8              (5.1)           (10.6)
--------------------------------------------------------------------------------------------------------------------
Total other                                                                  18.3              12.1             13.0
--------------------------------------------------------------------------------------------------------------------
  TOTAL OTHER DERIVATIVE INSTRUMENTS                                     $ (372.9)          $  (9.1)          $(16.1)
====================================================================================================================

                                                             Three Months Ended                Nine Months Ended
                                                                September 30                      September 30
                                                           ----------------------------------------------------------
                                                              Net Gains (Losses)               Net Gains (Losses)
                                                           ----------------------------------------------------------
(In Millions)                                               2003              2002            2003             2002
---------------------------------------------------------------------------------------------------------------------
OTHER DERIVATIVE ACTIVITIES
  Mortgage-banking-related:
    Mortgage servicing asset risk management               $   6.2            $15.3         $ 229.3           $ 23.0
    Mortgage loan commitments and associated
      risk management                                       (490.9)            10.9          (272.8)           (14.7)
--------------------------------------------------------------------------------------------------------------------
Total mortgage-banking related                              (484.7)            26.2           (43.5)             8.3
--------------------------------------------------------------------------------------------------------------------
  Customer risk management                                     2.3              3.1             8.8              7.4
  Other                                                      (19.2)            (7.8)           46.6             (5.1)
--------------------------------------------------------------------------------------------------------------------
Total other                                                  (16.9)            (4.7)           55.4              2.3
--------------------------------------------------------------------------------------------------------------------
  TOTAL OTHER DERIVATIVE ACTIVITIES                        $(501.6)           $21.5         $  11.9           $ 10.6
====================================================================================================================

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at September 30, 2003, December 31, 2002, and September 30, 2002 follows:

                                                             SEPTEMBER 30, 2003                         December 31, 2002
                                                   ---------------------------------------------------------------------------------
                                                                                    NET                                      Net
                                                                DERIVATIVE      INEFFECTIVE               Derivative     Ineffective
                                                   NOTIONAL ------------------- HEDGE GAINS Notional   ----------------- Hedge Gains
(In Millions)                                       AMOUNT    ASSET  LIABILITY  (LOSSES)(a)  Amount    Asset   Liability (Losses)(a)
------------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps              $     60 $    1.5 $      --              $     60 $     1.4  $     --
    Receive-fixed interest rate swaptions sold           55       --        .2                    55        --        .4
    Pay-fixed interest rate swaps                     3,426      2.1     233.2                 3,539        --     285.1
    Callable pay-fixed interest rate swaps               44       --       4.7                    44        --       5.6
    Extendable pay-fixed interest rate swaps             --       --        --                     1        --        --
    Pay-fixed interest rate swaptions sold               55       --       5.2                    55        --       4.7
    Interest rate caps sold                             815       --       1.3                   765        --       1.3
    Interest rate floors sold                           360       --       8.7                   260        --       8.3
    Interest rate futures purchased                   2,463       --        --                 3,301        --        --
    Interest rate futures sold                        2,915       --        --                 4,094        --        --
----------------------------------------------------------------------------------------------------------------------------------
Total                                                10,193      3.6     253.3  $     20.1    12,174       1.4     305.4    $ 10.5
----------------------------------------------------------------------------------------------------------------------------------
  Mortgage loans held for sale
    Forward commitments to sell
      mortgage loans and mortgage-
      backed securities                              20,068     71.1        --                22,909        --     375.2
    Receive-fixed interest rate swaps                 3,110     39.3      39.0                 2,490     218.3        --
    Pay fixed interest rate swaptions purchased         500     13.3        --                    --        --        --
    Pay-fixed interest rate swaptions sold              500       --      10.3                   500        --       7.0
    Interest rate caps purchased                     13,150     56.9        --                 4,850      15.6        --
    Interest rate futures purchased                  11,230       --        --                    --        --        --
    Interest rate futures sold                           --       --        --                    75        --        --
----------------------------------------------------------------------------------------------------------------------------------
Total                                                48,558    180.6      49.3          .2    30,824     233.9     382.2      30.8
----------------------------------------------------------------------------------------------------------------------------------
  Available for sale securities
    Pay-fixed interest rate swaps                        --       --        --                   250        --       4.7       2.6
----------------------------------------------------------------------------------------------------------------------------------
Total                                                    --       --        --          --       250        --       4.7       2.6
----------------------------------------------------------------------------------------------------------------------------------
  Mortgage servicing assets
    Forward commitments to purchase mortgage
      loans and mortgage-backed securities            6,700    208.4        --                 4,025      46.5        --
    Receive-fixed interest rate swaps                 6,630    465.6      38.2                 2,920     376.1        --
    Receive-fixed interest rate swaptions
      purchased                                       3,600     65.0        --                   670      34.1        --
    Receive-fixed interest rate swaptions sold           --       --        --                 2,008        --      56.1
    Pay-fixed interest rate swaptions purchased          --       --        --                 3,370      55.7        --
    Pay-fixed interest rate swaptions  sold             795       --      72.4                 3,908        --     184.3
    Principal-only interest rate swaps                  168     15.4        --                   726      46.7        .2
    Interest rate caps purchased                     32,743     95.3        --                24,340      61.6        --
    Interest rate floors purchased                       --       --        --                    75        .4        --
    Interest rate futures purchased                      --       --        --                 1,308        --        --
----------------------------------------------------------------------------------------------------------------------------------
Total                                                50,636    849.7     110.6       (52.5)   43,350     621.1     240.6     300.6
----------------------------------------------------------------------------------------------------------------------------------
  Funding
    Receive-fixed interest rate swaps                 5,005    405.3      25.8                 4,395     453.8        --
    Callable receive-fixed interest rate swaps          495     12.3       3.7                   545      22.9        --
----------------------------------------------------------------------------------------------------------------------------------
Total                                                 5,500    417.6      29.5         (.8)    4,940     476.7        --       1.4
----------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN FAIR VALUE HEDGES         114,887  1,451.5     442.7       (33.0)   91,538   1,333.1     932.9     345.9
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES
  Funding
    Pay-fixed interest rate swaps                    12,975       .6     100.6                 7,150        --     181.2
    Interest rate caps purchased                      3,515      4.1        --                 8,500      14.9        --
----------------------------------------------------------------------------------------------------------------------------------
Total                                                16,490      4.7     100.6          --    15,650      14.9     181.2       (.1)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN CASH FLOW HEDGES           16,490      4.7     100.6          --    15,650      14.9     181.2       (.1)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED FOR INTEREST
  RATE RISK MANAGEMENT AND DESIGNATED IN
  SFAS 133 RELATIONSHIPS                           $131,377 $1,456.2 $   543.3  $    (33.0) $107,188 $ 1,348.0  $1,114.1    $345.8
==================================================================================================================================

(a) Represents net ineffective hedge gain (loss) on hedging strategy for the nine and twelve-month periods ended September 30, 2003 and December 31, 2002, respectively

                                                                           September 30, 2002
                                                          ------------------------------------------------------
                                                                                                        Net
                                                                              Derivative             Ineffective
                                                          Notional      ------------------------     Hedge Gains
(In Millions)                                              Amount        Asset         Liability     (Losses)(a)
----------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps                     $    60       $    1.2       $     --
    Receive-fixed interest rate swaptions sold                 55             --             .7
    Pay-fixed interest rate swaps                           3,492             --          261.5
    Callable pay-fixed interest rate swaps                     50             --            5.8
    Extendable pay-fixed interest rate swaps                    1             --             --
    Pay-fixed swaptions sold                                  155             --           13.7
    Interest rate caps sold                                   765             --            2.6
    Interest rate floors sold                                 260             --            7.7
    Interest rate futures purchased                         4,495             --             --
    Interest rate futures sold                              4,899             --             --
--------------------------------------------------------------------------------------------------------------
Total                                                      14,232            1.2          292.0       $    6.6
--------------------------------------------------------------------------------------------------------------
  Mortgage loans held for sale
    Forward commitments to sell mortgage
      loans and mortgage-backed securities                 15,195             --          209.8
    Receive-fixed interest rate swaps                       2,340          198.3             --
    Pay-fixed interest rate swaptions sold                  1,300             --           89.0
    Interest rate caps purchased                            4,250           19.7             --
--------------------------------------------------------------------------------------------------------------
Total                                                      23,085          218.0          298.8           40.5
--------------------------------------------------------------------------------------------------------------
  Available for sale securities
    Pay-fixed interest rate swaps                             500             --           11.2            2.4
--------------------------------------------------------------------------------------------------------------
Total                                                         500             --           11.2            2.4
--------------------------------------------------------------------------------------------------------------
  Mortgage servicing assets
    Forward commitments to purchase
      mortgage loans and mortgage-backed securities         2,240             .3            3.9
    Receive-fixed interest rate swaps                       4,585          520.9             --
    Receive-fixed interest rate swaptions purchased           320           21.5             --
    Receive-fixed interest rate swaptions sold              1,645             --           66.4
    Pay-fixed interest rate swaptions purchased             1,270           16.5             --
    Pay-fixed interest rate swaptions sold                  2,195             --          145.0
    Principal-only interest rate swaps                        765           36.4            2.5
    Interest rate caps purchased                           19,795           64.1             --
    Interest rate floors purchased                             75             .5             --
    Interest rate future options sold                       1,700             --           39.1
    Interest rate futures purchased                         1,200             --             --
    Interest rate futures sold                                331             --             --
--------------------------------------------------------------------------------------------------------------
Total                                                      36,121          660.2          256.9          260.5
--------------------------------------------------------------------------------------------------------------
  Funding
    Receive-fixed interest rate swaps                       3,860          418.7             --
    Callable receive-fixed interest rate swaps                705           21.4             .7
--------------------------------------------------------------------------------------------------------------
Total                                                       4,565          440.1             .7             .5
--------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN FAIR VALUE HEDGES                78,503        1,319.5          859.6          310.5
--------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES
  Funding
    Pay-fixed interest rate swaps                           7,550             --          158.8
    Interest rate caps purchased                            8,500           33.5             --
--------------------------------------------------------------------------------------------------------------
Total                                                      16,050           33.5          158.8            (.3)
--------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN CASH FLOW HEDGES                 16,050           33.5          158.8            (.3)
--------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED FOR INTEREST
  RATE RISK MANAGEMENT AND DESIGNATED IN SFAS
  133 RELATIONSHIPS                                       $94,553       $1,353.0       $1,018.4       $  310.2
==============================================================================================================

(a) Represents net ineffective hedge gain (loss) on hedging strategy for the nine-month period ended September 30, 2002

23. LINE OF BUSINESS RESULTS

National City operates five major lines of business: Consumer and Small Business Financial Services, Wholesale Banking, National Consumer Finance, Asset Management, and National Processing.

Consumer and Small Business Financial Services (CSBFS) provides banking services to consumers and small businesses within National City's six-state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, CSBFS' activities also include small business services, dealer finance, education finance, retail brokerage, and lending-related insurance services. Consumer lending products include home equity, automobile, marine, and recreational vehicle installment loans, government or privately guaranteed student loans, and credit cards and other unsecured personal and business lines of credit. Major revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. CSBFS' expenses are mainly personnel and branch network support costs.

Wholesale Banking provides credit-related and treasury management products, as well as capital markets and international services, to large- and medium-sized corporations. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, structured finance, syndicated lending, equity and mezzanine capital, treasury management services, and international payment and clearing services. The majority of revenue is driven by loans to middle-market companies with annual revenue in the $5 million to $500 million range across a diverse group of industries, generally within National City's six-state footprint. Expenses include personnel and support costs, in addition to credit costs.

National Consumer Finance (NCF) originates conforming and nonconforming residential mortgage and home equity loans within National City's six-state footprint and nationally through retail branch offices, correspondent relationships, and a network of brokers, real estate agents, and builders. NCF's activities also include selling and servicing mortgage loans for third-party investors. Conforming mortgage loans, which generally represent loans collateralized by one-to-four-family residential real estate, having loan-to-value collateral ratios of 80% or less, and made to borrowers in good credit standing, are originated through National City Mortgage Co. (NCMC), a business unit within NCF. These loans are typically sold to primary market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first nine months of 2003 and 2002, approximately 55% of NCMC mortgage loans were originated through wholesale and correspondent channels, while 45% were originated through retail mortgage branches operated by NCMC nationally, or through CSBFS bank branches within National City's six-state footprint. First Franklin Financial Corporation, a business unit within NCF, originates nonconforming mortgage loans, which do not meet the above conforming definition due to credit characteristics, the underlying documentation, the loan-to-value ratio, or other factors. First Franklin originates loans primarily through brokers, which are either sold servicing-released to third parties or are retained in portfolio. NCF's National Home Equity business unit originates prime-quality home equity loans outside National City's six-state footprint. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination, sale, and servicing of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.

The Asset Management business includes both institutional asset and personal wealth management. The institutional asset management business provides investment management, custody, retirement planning services, bond administration and other corporate trust services to institutional clients, and acts as the investment advisor for the Armada(R) mutual funds. The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City's six-state footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by three business units -- Private Client Group, NatCity Investments, Inc., and Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, estate and tax planning, as well as trust management and administration for affluent individuals and families. Sterling offers financial management services and alternative investments for high net worth clients.

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

The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed as part of investment funding activities. Asset securitizations related to credit card and automobile loans are also considered funding activities and the effects of such securitizations are included within the parent and other category. The credit card and automobile loans sold through securitization continue to be reflected as owned by the business unit that manages those assets. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Parent and other is primarily comprised of the results of investment funding activities, including asset securitization activities, intersegment revenue and expense eliminations, and unallocated corporate income and expense. The intersegment revenue and expense amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been restated to conform with the current period's presentation.

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business is included in the table below.

                                       CONSUMER AND
                                      SMALL BUSINESS                 NATIONAL
                                        FINANCIAL      WHOLESALE     CONSUMER     ASSET       NATIONAL    PARENT      CONSOLIDATED
(In Thousands)                           SERVICES       BANKING       FINANCE   MANAGEMENT   PROCESSING  AND OTHER       TOTAL
----------------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 2003

Net interest income (expense)(a)        $  497,664     $ 260,809     $552,471    $26,229      $    787   $(187,195)   $ 1,150,765
Provision (benefit) for loan losses         73,408        39,823       14,262      1,286            --     (21,732)       107,047
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense) after
  provision                                424,256       220,986      538,209     24,943           787    (165,463)     1,043,718
Noninterest income                         184,559       100,000       34,306     86,885       124,881      16,869        547,500
Noninterest expense                        337,595       120,857      320,947     72,429       101,548      54,240      1,007,616
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                 271,220       200,129      251,568     39,399        24,120    (202,834)       583,602
Income tax expense (benefit)(a)            102,521        74,722       96,149     14,893         9,811     (93,831)       204,265
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $  168,699     $ 125,407     $155,419    $24,506      $ 14,309   $(109,003)   $   379,337
==================================================================================================================================
Intersegment revenue (expense)          $   (869)      $   4,173     $  1,599    $ 1,678      $  1,236   $  (7,817)   $        --
Average assets (in millions)                26,440        30,626       53,111      2,880           691      10,064        123,812
==================================================================================================================================

Quarter ended September 30, 2002
Net interest income (expense)(a)        $  493,576     $ 252,683     $289,311    $25,267      $  1,346   $ (83,332)   $   978,851
Provision (benefit) for loan losses         63,656        73,905       50,121      1,328            --     (19,846)       169,164
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense) after
  provision                                429,920       178,778      239,190     23,939         1,346     (63,486)       809,687
Noninterest income                         167,710        50,713      180,816     89,425       114,345      17,778        620,787
Noninterest expense                        323,531       122,317      188,503     72,426        97,056      66,343        870,176
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                 274,099       107,174      231,503     40,938        18,635    (112,051)       560,298
Income tax expense (benefit) (a)           103,610        40,272       86,804     15,475         5,949     (65,999)       186,111
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $  170,489     $  66,902     $144,699    $25,463      $ 12,686   $ (46,052)   $   374,187
==================================================================================================================================
Intersegment revenue (expense)          $     (476)    $   4,185     $    715    $ 3,396      $  2,021   $  (9,841)   $        --
Average assets (in millions)                24,382        31,013       32,087      2,934           510      10,181        101,107
==================================================================================================================================

(a) Includes tax-equivalent adjustment for tax-exempt interest income

                                       CONSUMER AND
                                      SMALL BUSINESS                NATIONAL
                                         FINANCIAL     WHOLESALE    CONSUMER     ASSET        NATIONAL    PARENT     CONSOLIDATED
(In Thousands)                           SERVICES       BANKING     FINANCE    MANAGEMENT    PROCESSING  AND OTHER      TOTAL
----------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2003

Net interest income (expense)(a)        $1,471,410      $772,671   $1,486,099   $ 77,331      $  2,335   $(456,105)   $ 3,353,741
Provision (benefit) for loan losses        217,634       259,891       70,176      5,603            --     (62,877)       490,427
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense) after
  provision                              1,253,776       512,780    1,415,923     71,728         2,335    (393,228)     2,863,314
Noninterest income                         536,509       245,110      917,519    261,317       344,594     170,474      2,475,523
Noninterest expense                      1,020,668       377,265      839,187    219,356       290,057     296,186      3,042,719
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                 769,617       380,625    1,494,255    113,689        56,872    (518,940)     2,296,118
Income tax expense (benefit)(a)            290,915       142,806      586,106     42,974        22,950    (282,109)       803,642
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $  478,702      $237,819   $  908,149   $ 70,715      $ 33,922   $(236,831)   $ 1,492,476
==================================================================================================================================
Intersegment revenue (expense)          $   (2,730)     $ 15,794   $    5,337   $  5,343      $  4,020   $ (27,764)   $        --
Average assets (in millions)                26,001        30,998       48,936      2,895           589      10,376        119,795
==================================================================================================================================

Nine months ended September 30, 2002
Net interest income (expense)(a)        $1,475,789      $754,895   $  826,048   $ 75,702      $  3,794   $(181,670)   $ 2,954,558
Provision (benefit) for loan losses        217,334       251,584       92,100     11,700            --     (49,438)       523,280
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense) after
  provision                              1,258,455       503,311      733,948     64,002         3,794    (132,232)     2,431,278
Noninterest income                         481,538       202,108      632,443    285,508       336,616     200,291      2,138,504
Noninterest expense                      1,017,187       374,250      606,161    225,225       280,251     215,913      2,718,987
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                 722,806       331,169      760,230    124,285        60,159    (147,854)     1,850,795
Income tax expense (benefit) (a)           273,222       125,014      284,966     46,980        23,226    (115,713)       637,695
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $  449,584      $206,155   $  475,264   $ 77,305      $ 36,933   $ (32,141)   $ 1,213,100
==================================================================================================================================
Intersegment revenue (expense)          $   (1,402)     $ 10,160   $    2,516   $ 10,288      $  5,868   $ (27,430)   $        --
Average assets (in millions)                24,541        31,152       30,938      2,973           467      10,304        100,375
==================================================================================================================================

(a) Includes tax-equivalent adjustment for tax-exempt interest income

24. FINANCIAL HOLDING COMPANY

Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

BALANCE SHEETS

                                                         SEPTEMBER 30      December 31       September 30
(In Thousands)                                               2003             2002               2002
---------------------------------------------------------------------------------------------------------
ASSETS
 Cash and demand balances due from banks                 $      1,498     $      1,498       $     1,487
 Loans to and receivables from subsidiaries                   828,701          699,323           682,114
 Securities                                                   189,208          227,223           292,373
 Other investments                                            450,536          556,123           466,828
 Investments in:
   Subsidiary banks                                         9,503,020        9,390,979         8,924,319
   Nonbank subsidiaries                                       579,376          545,499           547,240
 Goodwill                                                      58,566           58,566            58,566
 Derivative assets                                            138,689          154,905           145,076
 Other assets                                                 609,421          644,245           577,071
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 12,359,015     $ 12,278,361       $11,695,074
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Long-term debt                                          $  2,285,466     $  2,005,076       $ 2,005,068
 Borrowed funds from subsidiaries                             185,568        1,205,568           780,568
 Derivative liabilities                                         2,577            7,184            10,751
 Accrued expenses and other liabilities                       751,077          752,521           741,826
--------------------------------------------------------------------------------------------------------
   Total liabilities                                        3,224,688        3,970,349         3,538,213
 Stockholders' equity                                       9,134,327        8,308,012         8,156,861
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 12,359,015     $ 12,278,361       $11,695,074
========================================================================================================

The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the two wholly-owned subsidiary trusts (the trusts) that were deconsolidated as a result of applying the provisions of FIN 46. The holding company continues to guarantee the capital securities issued by the trusts, which totaled $180 million at September 30, 2003. Refer to Note 14 for further discussion on FIN 46 and the deconsolidation of the trusts. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $633 million at September 30, 2003. Additionally, the holding company guarantees National City Bank of Kentucky's financial obligation under this subsidiary's membership with VISA(R) up to $600 million and Mastercard(R) up to $400 million. Refer to Note 19 for further discussion of contingent liabilities and guarantees related to the Corporation's merchant card processing business.

STATEMENTS OF INCOME

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30                      September 30
-------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                      2003              2002             2003            2002
-------------------------------------------------------------------------------------------------------------------------------
INCOME
 Dividends from:
   Subsidiary banks                                                $454,810         $220,000        $  904,810      $  870,000
   Nonbank subsidiaries                                               2,000            2,000             6,000           8,000
 Interest on loans to subsidiaries                                      505            3,211             1,020           9,364
 Interest and dividends on securities                                 1,628            2,459             6,753           9,245
 Securities gains, net                                                1,630                2            33,039          92,422
 Other income (losses)                                                6,639          (10,497)           19,382          (5,054)
------------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME                                                        467,212          217,175           971,004         983,977
==============================================================================================================================
EXPENSE
 Interest on debt and other borrowings                               23,945           26,439            73,297          86,847
 Other expense (income)                                              13,675           (7,886)           94,802          64,740
------------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSE                                                        37,620           18,553           168,099         151,587
==============================================================================================================================
Income before taxes and equity in undistributed
  net income of subsidiaries                                        429,592          198,622           802,905         832,390
Income tax (benefit)                                                 18,323           (7,947)          (26,638)        (19,098)
------------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed net income of
  subsidiaries                                                      411,269          206,569           829,543         851,488
Equity in undistributed net income (loss) of subsidiaries           (31,932)         167,618           662,933         361,612
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $379,337         $374,187        $1,492,476      $1,213,100
==============================================================================================================================

STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                   September 30
-------------------------------------------------------------------------------------------------------
(In Thousands)                                                                2003              2002
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                               $ 1,492,476       $ 1,213,100
 Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed net income of subsidiaries                        (662,933)         (361,612)
   Depreciation and amortization of properties and equipment                      916             1,705
   Decrease (increase) in receivables from subsidiaries                      (471,712)           18,142
   Securities gains, net                                                      (33,040)          (92,422)
   Other losses, net                                                           21,281             3,330
   Amortization of premiums and discounts on securities and debt                 (759)             (701)
   (Decrease) increase in accrued expenses and other liabilities              (19,543)          (19,783)
   Other, net                                                                  30,280            69,284
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     356,966           831,043
-------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Purchases of securities                                                     (458,523)         (195,990)
 Proceeds from sales and maturities of securities                             513,481           358,970
 Net decrease (increase) in other investments                                 105,587          (171,597)
 Principal collected on loans to subsidiaries                               1,027,334           135,750
 Loans to subsidiaries                                                       (435,000)         (137,586)
 Investments in subsidiaries                                                  (50,746)         (230,101)
 Returns of investment from subsidiaries                                      300,000               345
 Net decrease in properties and equipment                                      10,840                --
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                         1,012,973          (240,209)
-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net decrease in borrowed funds                                            (1,020,000)          (37,000)
 Issuance of debt                                                             300,000                --
 Repayment of debt                                                               (880)         (100,880)
 Dividends paid                                                              (569,494)         (545,340)
 Conversion of preferred stock                                                     --               (36)
 Issuances of common stock                                                    118,359            92,412
 Repurchases of common stock                                                 (197,924)               --
-------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                      (1,369,939)         (590,844)
-------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and demand balances due from banks                     --               (10)
Cash and demand balances due from banks, January 1                              1,498             1,497
-------------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, SEPTEMBER 30                    $      1,498      $      1,487
=======================================================================================================
SUPPLEMENTAL INFORMATION
 Cash paid for interest                                                  $     67,901      $     87,706
 Noncash item:
   Carrying value of securities donated to the National City                   25,007            36,306
     Charitable Foundation
=======================================================================================================

Retained earnings of the holding company included $6.7 billion, $6.1 billion, and $5.9 billion of equity in undistributed net income of subsidiaries at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management's views as of any subsequent date. The forward-looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation's ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation's business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation's annual report on Form 10-K for the year ended December 31, 2002, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC's Web site at www.sec.gov or on the Corporation's Web site at www.NationalCity.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

FINANCIAL REVIEW

The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three and nine month periods ended September 30, 2003 and serves to update the 2002 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 45 of this Form 10-Q.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

National City's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, the valuation of mortgage servicing assets, the valuation of derivative instruments, and the valuation of leased asset residuals to be critical accounting policies.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan and lease portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards No. (SFAS) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods. The allowance for loan losses is assigned to the Corporation's business lines based on the nature of the loan portfolio in each business line. The Wholesale Banking, Consumer and Small Business Financial Services, and National Consumer Finance business lines have been assigned the majority of the allocated allowance and accordingly would be the business lines most affected by actual outcomes differing from management estimates.

The Credit Risk Management section of this financial review includes a discussion of the factors driving changes in the allowance for loan losses during the current period.

MORTGAGE SERVICING ASSETS

Servicing residential mortgage loans for third-party investors represents a significant business activity of the National Consumer Finance line of business. As of September 30, 2003, the mortgage servicing asset portfolio totaled $1.0 billion. Mortgage servicing assets do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing assets do occur, the precise terms and conditions may not be readily available. As such mortgage servicing assets are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. Mortgage servicing assets are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain mortgage servicing assets hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are comparable to those used by other market participants.

Because the values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist, the valuation of this portfolio is considered critical.

Note 11 to the consolidated financial statements includes a sensitivity analysis showing the effects immediate 10% and 20% adverse changes in the mortgage loan prepayment and discount rate assumptions used to estimate the fair value of the servicing assets would have on the fair value. Management mitigates risk associated with declines in the estimated fair value of its mortgage servicing assets due to increases in mortgage loan prepayments through the use of derivative instruments that are expected to increase in value when interest rates decline. The effects of recognized changes in the values of the mortgages servicing assets and the related derivative instruments are include in mortgage banking revenue on the income statement. Note 11 to the financial statements and the Noninterest Income section of this financial review include discussion of the impacts of valuation changes on current period income.

DERIVATIVE INSTRUMENTS

The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of September 30, 2003, the notional value of the derivative instruments held totaled $216.4 billion, while derivative assets and liabilities were $1.8 billion and $1.2 billion, respectively. All derivative instruments are carried at fair value on the balance sheet. The valuation of derivative instruments is considered critical because most of the derivative instruments held by the Corporation are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, management must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. The cash flow projection models were acquired from third parties and the assumptions used by management are based on yield curves, forward yield curves, and implied volatilities observable in the cash and derivatives market. The pricing models are also regularly validated by testing through comparison with other third parties.

Because the majority of the derivative instruments are used to protect the value of other assets and liabilities on the balance sheet, changes in the value of the derivatives instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can still occur if the derivative instruments are not effective in hedging changes in the value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in mortgage banking revenue on the consolidated income statement and affect the results of the National Consumer Finance line of business. Changes in the fair values of other derivatives are included in other income on the income statement and are primarily generated from investment funding activities and are not allocated to the business lines. The impacts of valuation changes on current period income are discussed in the Noninterest Income section of this financial review. Notes 1 and 22 to the consolidated financial statements also provide further discussion on the accounting and use of derivative instruments.

LEASED ASSET RESIDUALS

The Corporation leases to customers various types of equipment under commercial lease financing arrangements and also has a portfolio of automobile lease financings, although this portfolio has been declining since the decision was made in December 2000 to cease originating automobile leases. Lease financing arrangements include a residual value component, which represents the estimated value of the leased asset upon the expiration of the lease, and the Corporation bears the risk of ownership of the leased assets including the risk that the actual value of the leased assets at the end of the lease term will be less than the estimated residual value. The valuation of residual assets is considered critical due to the subjective nature of forecasting the impact of product and technology changes, consumer behavior, competitor initiatives, shifts in supply and demand, and general economic conditions, among other factors, on the fair value of residual assets. Although there were no residual asset write downs recorded in the current period, over the past several years the Corporation has experienced losses on lease residual values related to automobiles and aircraft leases caused by adverse changes in market conditions. The Corporation currently has leased asset residual value of $483 million and $175 million related to commercial and automobile leases, respectively (see Note 6 to the consolidated financial statements). Charges to write down leased residual assets values, when incurred, are included in other noninterest expense on the income statement. The commercial lease portfolio is included within the Wholesale Banking business line while the automobile lease portfolio is contained within Consumer and Small Business Financial Services.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Corporation during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, the results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

EARNINGS SUMMARY

National City reported net income for the third quarter and first nine months of 2003 of $379 million and $1.5 billion, respectively, up from net income of $374 million and $1.2 billion for the same periods in 2002. Net income per diluted share was $.62 and $2.42 for the third quarter and first nine months of 2003, respectively, up from net income per diluted share of $.61 and $1.97 for the same 2002 periods. Returns on average common equity and average assets were 16.2% and 1.22%, respectively, for the third quarter of 2003, compared to 18.1% and 1.47%, respectively, for the third quarter of 2002. Year-to-date returns on average common equity and average assets in 2003 were 22.4% and 1.67%, respectively, versus 20.6% and 1.62%, respectively, in 2002.

Record levels of mortgage banking activity resulting from the historically low interest rate environment led to strong financial results in 2003.

FINANCIAL CONDITION

This section should also be reviewed in conjunction with the average balance sheets presented on pages 65-66 of this financial review.

AVERAGE EARNING ASSETS

A summary of average earning assets follows:

                                                   Three Months Ended                            Nine Months Ended
-------------------------------------------------------------------------------------------------------------------------
                                     SEPTEMBER 30         June 30         September 30     SEPTEMBER 30      September 30
         (In Millions)                   2003              2003               2002            2003               2002
-------------------------------------------------------------------------------------------------------------------------
Portfolio loans
    Commercial                         $  23,577         $  24,319          $ 24,863        $  24,160          $ 25,370
    Real estate -- commercial              9,450             9,475             8,037            9,448             7,877
    Real estate -- residential            24,088            22,469            15,895           22,539            15,333
    Home equity lines of credit            9,612             8,761             7,316            8,847             6,692
    Credit card and other
      unsecured lines of credit            2,170             2,084             1,910            2,096             1,834
    Other consumer                         8,167             7,957            10,924            8,028            11,165
------------------------------------------------------------------------------------------------------------------------
         Total portfolio loans            77,064            75,065            68,945           75,118            68,271
Loans held for sale or
  securitization                          27,036            24,118            11,851           24,575            12,391
Securities (at amortized cost)             6,667             7,397             8,336            7,447             8,607
Other                                      1,217               775               882              928               850
------------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                   $ 111,984         $ 107,355          $ 90,014        $ 108,068          $ 90,119
========================================================================================================================

The growth in average earning assets was principally driven by the continued growth in residential real estate and home equity loan originations, which have been robust in this historically low interest rate environment. This growth increased the balances in loans held for sale to record levels, and also drove portfolio growth. Average portfolio loans grew 3% and 12% during the third quarter of 2003 compared to the second quarter of 2003, and the third quarter of 2002, respectively. Average portfolio loans increased 10% on a year-over-year comparison. The increase in portfolio loans was primarily driven by the retention of residential real estate loan production from the National City Mortgage Co. (NCMC) and First Franklin Corporation subsidiaries, and from home equity loan production generated by the Corporation's National Home Equity division. A portion of First Franklin's mortgage loan production is retained in portfolio with the remainder sold to third parties. During the third quarter of 2003, $2.8 billion of First Franklin's production was retained for the residential real estate portfolio, compared to $1.9 billion a quarter ago and $1.7 billion in the quarter a year ago. Over the past year, $7.7 billion of First Franklin loans were retained in portfolio. Period-end First Franklin residential real estate loans grew to $13.2 billion at September 30, 2003, up from $11.5 billion last quarter and $8.7 billion at September 30, 2002. Additionally, the residential real estate portfolio increased as the result of retaining certain adjustable-rate mortgage loans in portfolio. These loans were originated by NCMC and the total amount of mortgage loans retained in portfolio during the first nine months of 2003 was $1.2 billion. There were no adjustable-rate mortgage loans retained in portfolio during the third quarter of 2003. The residential real estate portfolio was also affected by the December 31, 2002 reclassification of $3.2 billion of installment loans secured by real estate from the other consumer portfolio. This loan reclassification was made to make the balance sheet presentation of loans secured by real estate more consistent with bank regulatory definitions. Home equity loan production remained strong due to the low interest rate environment and management's focus on the national home equity market.

Period-end real estate residential loans reflect the reclassification of $950 million of the former Altegra portfolio to loans held for sale or securitization. This reclassification had little impact to average balances as the loans were reclassified on the last day of the fiscal period ended September 30, 2003. Management anticipates the sale of the former Altegra portfolio to occur in the fourth quarter.

Average commercial loans decreased slightly on a linked-quarter basis and year-over-year comparison as paydowns offset the positive impact of new commercial borrowings. Commercial loan demand continued to be relatively weak in 2003, as commercial borrowers remained cautious in their spending and investing decisions. The year-over-year increase in average commercial real estate, and to some extent the decrease in average commercial loans, is the result of a 2002 fourth quarter $1.1 billion reclassification of loans from the commercial loan portfolio. This reclassification was made to make the presentation of loans secured by commercial real estate more consistent with bank regulatory guidelines. The following table summarizes the period-end commercial and commercial real estate portfolios by major industry and exposure to individual borrowers as of September 30, 2003.

                                                                              Average        Largest Loan
                                         Outstanding          % to         Loan Balance      to a Single
(Dollars in Millions)                      Balance           Total          Per Obligor        Obligor
---------------------------------------------------------------------------------------------------------
Real estate                                $10,255             31%             $  .8            $  49
Consumer cyclical                            5,039             15                 .8               95
Consumer noncyclical                         3,868             12                 .4               47
Industrial                                   3,442             10                 .9               68
Basic materials                              2,795              9                1.3               40
Financial                                    2,043              6                1.5               54
Services                                     1,809              6                 .5              462 (a)
Energy and utilities                           601              2                1.0               24
Technology                                     265              1                2.4               20
Miscellaneous                                1,360              4                 .2               20
--------------------------------------------------------------------------------------------------------
                                            31,477             96
Commercial leasing -- all industries         1,477              4
--------------------------------------------------------------------------------------------------------
TOTAL                                      $32,954            100%
========================================================================================================

(a) This loan is secured by government-insured student loans.

Record mortgage loan origination volumes for the third quarter and first nine months of 2003 at NCMC and First Franklin drove the increase in average loans held for sale. Average loans held for sale increased 12% and 128% during the third quarter of 2003, over average loans held for sale in the previous quarter and prior year, respectively. Similarly, 2003 year-to-date average loans held for sale increased 98% over the comparable 2002 period. The increase in mortgage activity and loans held for sale over the past year is the result of the historically low interest rate environment, which has fueled mortgage refinancings. Additionally, period-end loans held for sale reflects the aforementioned reclassification of the former Altegra portfolio on September 30, 2003. The higher level of loans held for sale served as the primary driver of the increase in net interest income and, as a result of a steep yield curve, also had a positive impact on the net interest margin.

The decrease in average securities during the third quarter and first nine months of 2003 was primarily the result of sales and principal paydowns in the mortgage-backed securities portfolio.

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING

A summary of average interest bearing liabilities and funding follows:

                                                        Three Months Ended                        Nine Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                           SEPTEMBER 30       June 30       September 30     SEPTEMBER 30     September 30
(In Millions)                                  2003             2003            2002             2003             2002
--------------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                $  19,408        $  17,596        $ 13,864       $  17,578          $ 13,002
Interest bearing core deposits                 41,850           41,464          38,671          41,241            37,921
------------------------------------------------------------------------------------------------------------------------
  Total core deposits                          61,258           59,060          52,535          58,819            50,923
Purchased deposits                             10,427           10,157           8,846          10,188             9,658
Short-term borrowings                          11,747           13,480           9,582          13,380            10,308
Long-term debt(a)                              27,569           23,914          18,985          24,786            19,013
------------------------------------------------------------------------------------------------------------------------
Total purchased funding                        49,743           47,551          37,413          48,354            38,979
Stockholders' equity                            9,271            8,802           8,218           8,893             7,880
------------------------------------------------------------------------------------------------------------------------
TOTAL FUNDING                               $ 120,272        $ 115,413        $ 98,166       $ 116,066          $ 97,782
========================================================================================================================
TOTAL INTEREST BEARING LIABILITIES          $  91,593        $  89,015        $ 76,084       $  89,595          $ 76,900
========================================================================================================================

(a) Includes debt obligations related to the subsidiary trusts

The percentage of each funding source to total funding follows:

                                                        Three Months Ended                        Nine Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                           SEPTEMBER 30       June 30       September 30    SEPTEMBER 30      September 30
                                               2003             2003            2002            2003              2002
--------------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                   16.1%            15.3%           14.1%           15.1%             13.3%
Interest bearing core deposits                 34.8             35.9            39.4            35.4              38.8
----------------------------------------------------------------------------------------------------------------------
  Total core deposits                          50.9             51.2            53.5            50.5              52.1
Purchased deposits                              8.7              8.8             9.0             8.7               9.9
Short-term borrowings                           9.8             11.7             9.8            11.5              10.5
Long-term debt(a)                              22.9             20.7            19.3            21.3              19.4
----------------------------------------------------------------------------------------------------------------------
Total purchased funding                        41.4             41.2            38.1            41.5              39.8
Stockholders' equity                            7.7              7.6             8.4             8.0               8.1
----------------------------------------------------------------------------------------------------------------------
TOTAL                                         100.0%           100.0%          100.0%          100.0%            100.0%
======================================================================================================================

(a) Includes debt obligations related to the subsidiary trusts

Core deposits continued to grow during the third quarter of 2003, continuing a trend that began in late 2000, reflecting new account acquisition and retention, expanded product offerings such as free checking and online bill payment, and an ongoing emphasis on service quality and customer care. Core deposit growth was primarily driven by higher levels of mortgage banking escrow balances associated with the increase in mortgage banking activity. Excluding mortgage banking escrow balances, average core deposits grew 2% and 10% during the third quarter of 2003, when compared to the previous quarter and the same quarter a year ago. Similarly, year-to-date average core deposits excluding mortgage banking escrow deposits grew 9% over the comparable 2002 period. Average purchased deposits and short-term borrowings increased during the first nine months of 2003 to support asset growth, mainly mortgage loans held for sale. Asset growth was also supported through the linked-quarter and year-over-year increase in average long-term debt, principally through the issuance of senior and subordinated bank notes by the bank subsidiaries and the issuance of senior notes by the holding company. Refer to Note 13 of the consolidated financial statements for discussion on the Corporation's long-term debt.

CAPITAL

The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. For further detail on capital and capital ratios, see Notes 15 and 16 to the consolidated financial statements.

Stockholders' equity was $9.1 billion at September 30, 2003, up from $8.3 billion and $8.2 billion at December 31, 2002 and September 30, 2002, respectively. Equity as a percentage of assets was 7.54% at September 30, 2003, compared to 7.03% at December 31, 2002 and 7.46% a year ago. Book value per common share rose to $15.00 at September 30, 2003, up from $13.59 and $13.32 at December 31, 2002 and September 30, 2002, respectively.

During the third quarter and first nine months of 2003, the Corporation repurchased 5.3 million and 6.7 million shares of National City common stock, respectfully, compared to no shares repurchased for the same 2002 periods. During the fourth quarter of 2002, the Corporation repurchased 1.3 million shares of common stock. Subject to ongoing capital, investment, and acquisition considerations, management intends to continue share repurchases in 2003 on an opportunistic basis.

National City declared and paid dividends per common share of $.32 during the third quarter of 2003, up one and a half cents from the quarterly dividend per share declared and paid in the third quarter last year of $.305. The dividend payout ratio, representing dividends per share divided by earnings per share, was 51.6% and 50.0% for the third quarters of 2003 and 2002, respectively. The dividend payout ratio continues to be reviewed by management and the Board of Directors, particularly in light of new tax laws enacted in 2003.

At September 30, 2003, the Corporation's market capitalization was $17.9 billion. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC." Stock price information for National City's common stock is presented in the following table.

                                        2003                                2002
                         ----------------------------------     -------------------------
                          THIRD      SECOND         First        Fourth            Third
NYSE: NCC                QUARTER     QUARTER       Quarter      Quarter           Quarter
---------                -------     -------       --------     --------          -------
High                     $ 34.56     $ 34.97        $ 29.45      $ 29.82          $ 33.49
Low                        29.03       27.92          26.53        24.60            25.58
Close                      29.46       32.71          27.85        27.32            28.53

RESULTS OF OPERATIONS

NET INTEREST INCOME

This section should also be reviewed in conjunction with the daily average balances/net interest income/rates table presented on pages 66-68 of this financial review.

The primary source of the Corporation's revenue is net interest income. Net interest income is discussed and presented in this financial review on a tax-equivalent basis, because the interest on certain loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $6 million and $21 million for the third quarter and first nine months of 2003, respectively, and $8 million and $24 million for the same periods in 2002.

Tax-equivalent net interest income for the third quarter and first nine months of 2003 was $1.2 billion and $3.4 billion, respectively, up from $979 million and $3.0 billion for the comparable 2002 periods. The net interest margin was 4.10% in the third quarter of 2003, compared to 4.11% in the second quarter of this year and 4.34% in last year's third quarter. The 2003 year-to-date net interest margin was 4.14%, compared to 4.38% for the first nine months of 2002.

The growth in net interest income during the third quarter and first half of 2003 was the result of earning asset growth, driven mostly by record mortgage loan originations, a more favorable earning asset mix, and lower funding costs. Reduced assed yields and narrower spreads on deposits, reflecting the ongoing effect of low market interest rates, led to the lower net interest margin in 2003.

NONINTEREST INCOME

Details of noninterest income follow:

                                                               Three Months Ended                           Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                 SEPTEMBER 30        June 30        September 30      SEPTEMBER 30    September 30
(In Millions)                                        2003              2003             2002              2003           2002
----------------------------------------------------------------------------------------------------------------------------------
Mortgage banking revenue                             $  31           $   476           $ 178            $   901         $   621
Deposit service charges                                145               142             132                422             377
Payment processing revenue                             125               113             114                343             335
Trust and investment management fees                    72                78              74                219             237
Card-related fees                                       42                44              47                127             111
Brokerage revenue                                       33                34              25                 91              83
Other service fees                                      28                26              24                 82              76
Other                                                   66               117              26                253             200
-------------------------------------------------------------------------------------------------------------------------------
TOTAL FEES AND OTHER INCOME                            542             1,030             620              2,438           2,040
Securities gains, net                                    5                32              --                 37              98
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                             $ 547           $ 1,062           $ 620            $ 2,475         $ 2,138
===============================================================================================================================

The primary factor affecting changes in noninterest income for the third quarter and first nine months of 2003 was mortgage banking revenue.

Details of mortgage banking revenue follow:

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                         Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                   SEPTEMBER 30         June 30       September 30     September 30  September 30
(In Millions)                                          2003              2003             2002             2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Servicing revenue:
 Net servicing fees                                    $   95           $   92            $  97             $ 307         $ 279
 Amortization of mortgage servicing assets
   (MSRs)                                                (190)            (137)            (111)             (475)         (258)
 MSR impairment (charge) recovery                         115              (74)             (47)              128          (121)
 MSR SFAS 133 hedge and other derivative
   gains (losses):
     Net ineffective hedge gains (losses) on
        MSR SFAS 133 hedging activities                   (91)              21              132               (53)          260
     Gains (losses) on derivative instruments
        used to economically hedge MSRs                     6              164               16               229            25
------------------------------------------------------------------------------------------------------------------------------------
Net servicing revenue                                     (65)              66               87               136           185
National City Mortgage Co. (NCMC)
   origination and sales revenue                            1              322               64               513           352
------------------------------------------------------------------------------------------------------------------------------------
Total NCMC mortgage banking revenue                       (64)             388              151               649           537
First Franklin origination and sales revenue               95               88               27               252            84
------------------------------------------------------------------------------------------------------------------------------------
TOTAL MORTGAGE BANKING REVENUE                         $   31           $  476             $178             $ 901         $ 621
====================================================================================================================================

Virtually all NCMC's mortgage loan production is sold into the secondary market. Approximately one-half of First Franklin's loan production is also sold to third parties, with the remainder held in portfolio. Information on residential mortgage loan origination and sales follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                         Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                   SEPTEMBER 30        June 30        September 30     September 30     September 30
(In Millions)                                          2003             2003              2002             2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Originations
  NCMC                                                  $31,273          $32,853          $21,615           $88,426        $49,609
  First Franklin                                          2,801            2,396            1,333             6,929          3,207
------------------------------------------------------------------------------------------------------------------------------------
TOTAL RESIDENTIAL MORTGAGE LOANS
  ORIGINATED FOR SALE                                   $34,074          $35,249          $22,948           $95,355        $52,816
====================================================================================================================================
Sales
  NCMC                                                  $33,462          $27,277          $14,921           $86,350        $47,300
  First Franklin                                          2,543            2,164              867             6,558          2,749
------------------------------------------------------------------------------------------------------------------------------------
TOTAL RESIDENTIAL MORTGAGE LOAN SALES                   $36,005          $29,441          $15,788           $92,908        $50,049
====================================================================================================================================

The growth in mortgage banking revenue during the first nine months of 2003 was reflective of record mortgage originations driven by the historically low interest rate environment, record sales of mortgages sold into the secondary market, and successful hedging strategies to protect the value of mortgage servicing assets (MSRs), partially offset by higher MSR amortization expense. Additionally, year-to-date mortgage banking revenue rose as net servicing fees increased primarily due to the adjustment of approximately $30 million to accrue servicing fees earned but not collected. Conversely, despite the growth in mortgage originations and sales, mortgage banking revenue declined in the third quarter of 2003 primarily due to the reduction in NCMC origination and sales revenue. NCMC origination and sales revenue declined as a sharp increase in mortgage interest rates in July and August resulted in unfavorable mortgage warehouse hedging results and lower production margin. Additionally, the decline in third quarter mortgage banking revenue resulted from higher MSR amortization and unfavorable MSR hedging results impacted by the aforementioned increase in mortgage interest rates.

The Corporation typically retains the right to service the mortgage loans sold by NCMC and recognizes a mortgage servicing asset upon sale of the loans. Notes 1 and 11 of the consolidated financial statements provide further discussion on the accounting for MSRs. As a result of the record volume of mortgage loan origination and sale activity, the unpaid principal balance of loans serviced for third parties grew to $129.1 billion at September 30, 2003, up from $101.9 billion at December 31, 2002 and $98.4 billion at September 30, 2002. The carrying value of MSRs at September 30, 2003, December 31, 2002, and September 30, 2002 was $1.0 billion, $615 million, and $691 million, respectively. The increase in the value of MSRs at September 30, 2003 was the result of an increase in MSR additions associated with record secondary market sales, a recovery in temporary impairment, and an increase in the fair value of MSRs designated in FAS 133 hedge relationships. Offsetting the aforementioned increases in the carrying value of MSRs was higher amortization expense recognized to reflect the higher actual and expected prepayment rates experienced during the first nine months of 2003. The value of MSRs is sensitive to changes in interest rates. In a low rate environment, as was experienced during 2003 and in fiscal year 2002, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the estimated value of existing MSRs. Conversely, as interest rates rise, as was experienced during the third quarter of 2003, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the estimated value of existing MSRs. The Corporation manages the risk associated with declines in the estimated value of MSRs by using derivative instruments. Further detail on MSRs, including a sensitivity analysis of the effect changes in assumptions have on the estimated value of servicing assets, is included in Note 11 to the consolidated financial statements.

Deposit service charges remained strong in the third quarter of 2003. The linked-quarter and year-over-year increase was the result of growth in core deposits, increased cash management account activity, a higher level of customer debit card usage, and fewer waived fees. Core deposit balances continued their sequential quarterly growth trend as a result of new account acquisition, expanded product offerings, and improved customer service.

Payment processing revenue generated by National Processing, Inc. (NPI), National City's 85%-owned subsidiary, increased on a linked-quarter and year-over-year basis due to higher transaction volumes, increased revenue as a result of NPI's purchase of Bridgeview Payment Solutions (BPS), offset by revenue declines associated with lower transaction volume processed for the airline and travel industries. The increase in transaction volume was primarily due to growth in the existing national customer base and the addition of new regional merchant customers. The acquisition of BPS added $5 million and $7 million in revenue for the third quarter and first nine months of 2003. Refer to
Note 10 of the consolidated financial statements for further discussion on NPI's acquisition of BPS. In 2002, NPI decided to discontinue serving the airline industry but will continue to process debit and credit card transactions for airline customers until its existing contractual obligations expire. The contracts have various expiration dates through 2005. Refer to Note 19 to the consolidated financial statements for further discussion on NPI and the airline industry.

Trust and investment management fees decreased during the third quarter and first nine months of 2003 when compared to the previous quarter and comparable 2002 periods. The decreases are primarily associated with the value of assets under administration. The linked-quarter decrease in trust and investment management fees also reflects seasonal tax preparation fees recognized in the previous quarter. At September 30, 2003, assets under administration totaled $108.0 billion, compared to $133.6 billion at December 31, 2002, and $129.2 billion at September 30, 2002.

The year-over-year increase in card-related fees was primarily attributable to the recognition of a full year of certain excess cash flows associated with securitized credit card balances (the cash flows) in 2003. During the first half of 2002, these cash flows were included as interest income recognized on retained interests as calculated under the effective yield method. A change to recognize these cash flows as card-related fees was implemented in the second half 2002 in order to conform the accounting to prevalent industry practice, based on further evaluation of the applicable accounting guidance, as well as consultation with other credit card securitizers. The cash flows reported in card-related fees include overlimit, interchange, cash advance and miscellaneous fees. The year-over-year increase in card-related fees was also affected by an increase in credit card and ATM interchange fees associated with increased transaction volume.

The year-over-year growth in brokerage revenue resulted from increases in investment banking and retail brokerage equity trading activities fueled by the recovery in the equity markets in 2003.

The linked-quarter decrease in other fee income was the result of a $90 million third quarter decline in other derivative gains primarily associated with the decrease in value of derivative instruments intended to economically hedge the steep yield curve and deferred compensation liabilities, offset by an increase in principal investment gains. Principal investment gains of $17 million were recognized in the third quarter of 2003 versus principal losses of $16 million in the previous quarter. Other fee income increased on a year-over-year comparison due to growth in insurance revenue, increases in other derivative and SFAS 133 net ineffective hedge gains, and increases in principal investment gains, offset by decreases in student loans gains and gains recorded in 2002 for securitization transactions and contingent consideration received in connection with the Corporation's 2001 sale of National Management Corporation (NAMCO). Insurance revenue grew as a result of increases in title insurance commissions and private mortgage insurance contract premiums generated by National City's insurance division. Other derivative gains increased $50 million over the prior year and primarily resulted from increases in the fair value of derivative instruments used to economically hedge the steep yield curve and deferred compensation liabilities. SFAS 133 net ineffective hedge gains increased $14 million over the prior year and related to hedging portions of the fixed-rate commercial loan portfolio. Principal investment and student loan gains were $7 million for first nine months of 2003 compared to principal investment losses and student loan gains of $21 million and $12 million, respectively, for the same 2002 period. Included in other fee income during the first nine months of 2002 with no comparable items recorded in 2003 were asset securitization gains of $50 million and a $5 million gain recorded for contingent consideration received in connection with the NAMCO sale.

The majority of net security gains were generated from the Corporation's internally-managed equity portfolio of bank and thrift common stocks (bank stock fund). Bank stock fund gains were $1 million for the third quarter of 2003 compared to no bank stock gains recognized in the third quarter of 2002. Bank stock fund gains for the first nine months of 2003 and 2002 were $33 million and $91 million, respectively, and included amounts for appreciation on securities donated to the Corporation's charitable foundation. The securities were donated in the second quarter of each year and the appreciation included in the bank stock fund gains were $15 million and $14 million in 2003 and 2002, respectively. Net unrealized gains in the bank stock fund are included in other comprehensive income, net of tax, within stockholders' equity and were $6 million at September 30, 2003.

During the second quarter of 2003, VISA(R) and Mastercard(R) (the associations) entered into an agreement to settle merchant litigation regarding debit card interchange reimbursement fees. Final approval of the settlement by the District Court is still pending, however, debit interchange rates were lowered effective August 1, 2003 by the associations. The reduced debit interchange rates did not have a material impact on the results of payment processing and card-related fees during the third quarter and first nine months of 2003. Additionally, management does not believe the final outcome of the settlement will have a material impact on financial condition, results of operations, or liquidity.

NONINTEREST EXPENSE

Details of noninterest expense follow:

------------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                         Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                              SEPTEMBER 30           June 30        September 30     SEPTEMBER 30     September 30
(In Millions)                                     2003                 2003             2002             2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Salaries, benefits, and other personnel          $  571              $  542           $  449           $ 1,674          $ 1,338
Equipment                                            59                  62               57               186              180
Net occupancy                                        58                  56               56               172              166
Third-party services                                 71                  71               55               207              168
Card processing                                      54                  52               51               158              157
Marketing and public relations                       22                  67               26               106              127
Postage and supplies                                 37                  33               32               103               94
Goodwill and other intangible asset
  amortization                                        6                   6                5                17               15
Telecommunications                                   22                  19               21                62               64
Travel and entertainment                             15                  14               14                42               43
State and local taxes                                16                  14               15                46               46
Other real estate owned                               4                   6                5                13               16
Other                                                73                  84               84               257              305
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE                        $1,008              $1,026           $  870           $ 3,043          $ 2,719
====================================================================================================================================

Details of salaries, benefits, and other personnel expense follow:

------------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                        Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                   SEPTEMBER 30       June 30       September 30      SEPTEMBER 30    September 30
(Dollars in Millions)                                 2003              2003            2002              2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                  $   310          $   303          $   294          $   912           $   873
Incentive compensation                                  264              241              164              676               409
Deferred personnel costs                               (145)            (155)             (98)            (410)             (236)
Stock-based compensation                                 10                6                3               20                 7
Payroll taxes                                            33               37               28              113                96
Contract labor                                           29               23               16               72                46
Medical and other benefits                               42               49               40              135               119
Defined contribution plans                               14               17               14               54                47
Defined benefit pension plan                             (4)              (4)             (15)             (12)              (45)
Market valuation adjustments on deferred
  compensation liabilities                                3               18              (15)              20               (17)
Severance and other                                      15                7               18               94                39
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SALARIES, BENEFITS, AND OTHER PERSONNEL       $   571          $   542          $   449          $ 1,674           $ 1,338
====================================================================================================================================
FULL-TIME-EQUIVALENT EMPLOYEES                       33,188           32,414           32,099
====================================================================================================================================

Salaries, benefits, and other personnel expense increased in 2003 primarily due to increases in mortgage-banking related compensation and severance costs. In connection with cost-reduction initiatives, the Corporation recorded severance and related charges of $76 million. Of this charge, $71 million, recorded as salaries, benefits, and personnel expense and included in severance and other above, was associated with a voluntary retirement program and position eliminations. The remaining $5 million charge was recorded to third-party services expense and related to outplacement services offered to employees whose positions were eliminated. Increases in incentive compensation, contract labor, and deferred personnel costs were driven by record mortgage origination and sales at NCMC and First Franklin. Employee benefit-related expenses increased in 2003 primarily due to the reduction in the defined benefit pension credit and an increase in expense associated with market-based deferred compensation liabilities. The decline in the defined benefit pension credit was principally driven by a decline in the long-term rate of return assumption along with a decline in the value of the pension plan assets. See Note 21 to the consolidated financial statements for further discussion. The market valuation adjustments on deferred compensation liabilities reflect changes in the value of investments to which the liabilities are linked. Other changes in employee benefit-related expenses resulted from year-over-year increases in contributions to participant 401(k) plans and higher medical benefit costs. Stock option expense increased on a linked-quarter and year-over-year basis due to the adoption of SFAS 123 in 2003 and the granting of stock options during the third quarter of 2003. See Notes 1, 2 and 20 to the consolidated financial statements for further discussion on stock options and awards and the adoption of SFAS 123. Full-time equivalent employees increased on both a linked-quarter and year-over-year basis due to staffing increases to support the record levels of mortgage related activity and an acquisition in the payment processing business, offset by the aforementioned personnel reductions.

Third-party services expense increased on a year-over-year basis due to the position elimination outplacement service expense of $5 million discussed above, increases in payment processing referral fees, professional service fees, and outsourcing activities due to the increase in mortgage banking volume.

Marketing and public relations expense decreased on a linked-quarter basis primarily due to the recognition of a $40 million charge associated with the donation of appreciated investment securities to the Corporation's charitable foundation in the second quarter of 2003, and, to a lesser extent, a decrease in television and print advertising costs associated with the Corporation's ongoing brand awareness campaign. The year-over-year decrease in marketing and public relations expense is attributed to a greater amount of appreciated investment securities donated to the charitable foundation in 2002 and a decrease in advertising expenses incurred during the first nine months of 2003. The amount of the appreciated investment securities donated in 2002 was $53 million.

The linked-quarter decrease in other noninterest expense was affected by a $10 million insurance recovery for automobile lease residual value losses recorded in the third quarter, a $9 million building lease termination charge recorded in the second quarter for the purchase of the Corporation's headquarters building, and a third quarter increase in the amount of charges recognized for the revaluation of community and civic partnership investments. For the third quarter and second quarter of 2003, community and civic partnership investment revaluation charges totaled $25 million and $21 million, respectively. Significant one-time items affecting year-over-year comparability in other noninterest income included a $16 million charge recorded in 2002 for the consolidation of the former asset-backed commercial paper conduit, asset impairment charges of $22 million recorded in 2002, and the aforementioned building lease termination charge recorded in 2003. Year-over-year comparability in other noninterest expense was also affected by current year decreases in the amount of automobile lease residual value charges and by 2003 increases in commercial lease residual value charges and revaluation charges associated with civic and community development investments. Automobile lease residual value charges for the first nine months of 2003 were $16 million, compared to the $51 million charge recorded last year. Commercial lease residual value and civic and community development investment revaluation charges were $17 million and $58 million, respectively, for the first nine months of 2003, versus $3 million and $32 million, respectively, for the first nine months of 2002.

The efficiency ratio, calculated as noninterest expense divided by the sum of tax-equivalent net interest income and total fees and other income, was 59.5% and 54.4% for the third quarters of 2003 and 2002, respectively. For the first nine months of 2003 and 2002, the efficiency ratio was 52.5% and 54.4%, respectively.

INCOME TAXES

The Corporation's effective tax rate was 34.4% for the first nine months of 2003 compared to 33.6% for the first nine months of 2002.

LINE OF BUSINESS RESULTS

National City is functionally managed along five major business lines. A description of each business line, including its products, customers and markets served, and selected financial information for the third quarter and first nine months of 2003 and 2002 is included in Note 23 to the consolidated financial statements.

Net income (loss) by line of business follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                        Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                   SEPTEMBER 30       June 30       September 30     SEPTEMBER 30     September 30
(In Millions)                                          2003             2003            2002             2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Consumer and Small Business Financial Services       $   169           $ 168          $   170          $   478           $   450
Wholesale Banking                                        125              58               67              238               206
National Consumer Finance                                155             400              145              908               475
Asset Management                                          25              27               25               71                77
National Processing                                       14              11               13               34                37
Parent and Other                                        (109)            (47)             (46)            (237)              (32)
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED NET INCOME                              $   379           $ 617          $   374          $ 1,492           $ 1,213
====================================================================================================================================

Results for Consumer and Small Business Financial Services during the third quarter and first nine months of 2003 reflected strong loan and deposit growth. Loan growth was driven by higher home equity loan production, an increase in credit card loans associated with new product offerings, and growth in small business loans, partially offset by the continued run off of the automobile lease portfolio. Deposit growth continued to benefit from attractive product offerings such as free checking accounts, a new money market management account and online bill payment; better sales efforts aided by enhanced incentive compensation programs; and an ongoing emphasis on service quality and customer care. Although net interest income has benefited over the past year from loan and deposit growth, the sustained low interest rate environment has reduced the net interest margin on deposits. Net income for the business line also benefited from growth in insurance revenue, primarily from increases in title insurance commissions and private mortgage insurance premiums driven by the strong mortgage market. Noninterest expense increased on a linked-quarter and year-over-year comparison mainly due to higher sales-driven personnel expenses, offset by lower automobile lease residual value write-downs recognized in 2003. Pretax automobile lease residual value write-downs were $16 million and $51 million for the first nine months of 2003 and 2002, respectively. An insurance recovery of $10 million for automobile lease residual value losses was recognized during the third quarter of 2003. There were no automobile lease residual value recoveries or write-downs recognized during the second quarter of 2003.

The year-over-year growth in net income for Wholesale Banking reflected increased net interest income and noninterest income. Net interest income benefited from widened spreads on loans, while noninterest income grew as a result of increases in investment banking and related revenue, deposit service charges, standby letter of credit fees, and principal investment gains. Principal investment gains were $7 million for the first nine months of 2003, compared to principal investment losses of $21 million for the first nine months of 2002. Partially offsetting the year-to-date growth in these items were higher commercial lease residual value write-downs recognized in noninterest expense. Commercial lease residual value write-downs were $17 million and $3 million for the first nine months of 2003 and 2002, respectively. Wholesale Banking's linked-quarter growth in net income was mainly due to lower credit costs and higher amounts of principal investment gains recognized during the third quarter. A lower provision for loan losses during the third quarter reflected lower losses and delinquencies in the commercial loan portfolio. Principal investment gains were $17 million for the third quarter of 2003, versus principal investment losses of $17 million for the second quarter of 2003. Wider spreads on loans, increases in deposit service charges and loan syndication fees also contributed to the linked-quarter increase in net income.

Net income for National Consumer Finance grew significantly on a year-over-year basis as the business line continued to benefit from the low mortgage interest rate environment, which fueled record loan origination activity. At the same time, lower short-term rates and a steep yield curve boosted the net interest margin on the mortgage warehouse. Residential mortgage production and sales volume reached record levels in 2003. For the first nine months of 2003, residential mortgage origination and sales volume increased significantly, up 81% and 86%, respectively, over the same 2002 period. Residential mortgage production and sales volume also remained at high levels during the third quarter of 2003, down 3% and up 22%, respectively, over the second quarter of 2003. Mortgage loans held for sale averaged $27.0 billion for the third quarter, compared to $24.1 billion and $ 11.8 billion for the second quarter of 2003 and the third quarter of 2002, respectively. Additionally, mortgage loans held for sale averaged $24.6 billion for the first nine months of 2003, compared to $12.0 billion for the same 2002 period. Residential mortgage production included nonconforming loans generated by First Franklin. Over the past year, approximately $7.7 billion of First Franklin's loan production has been retained in portfolio. As of September 30, 2003, the portfolio of First Franklin loans totaled $13.2 billion, compared to $11.5 billion last quarter and $8.7 billion at September 30, 2002. Growth in this portfolio and the home equity portfolio generated by the National Home Equity division has also contributed to the increase in net interest income during the third quarter and first nine months of 2003. The third quarter 2003 decrease in net income is solely attributed to lower mortgage banking revenue in the National City Mortgage Co. division. A sharp increase in mortgage rates in July and August resulted in unfavorable mortgage servicing asset and warehouse hedging results, lower production margins, and higher mortgage servicing asset amortization expense during the third quarter of 2003.

Net income for Asset Management declined during the third quarter and first nine months of 2003 principally due to a lower level of assets under administration. Assets under administration were $108.0 billion, $133.6 billion, and $129.2 billion at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

The growth in National Processing's third quarter 2003 net income reflected increases in transaction volume, the favorable benefit of rate changes implemented by VISA(R) and MasterCard(R) in 2003, and severance expense in the 2002 third quarter that did not recur in 2003. These favorable factors were partially offset by price compression in the national merchant base and the decline in transactions processed for the airline industry. Conversely, the year-over-year decrease in National Processing's net income occurred as price compression in the national customer base and the decline in transactions processed for the airlines more than offset the growth in transaction volume and the impact of the rate changes implemented by VISA(R) and MasterCard(R). The lower airline volumes are the result of the strategic decision in 2002 to discontinue serving this customer base as existing contractual obligations expire. The contracts have various expiration dates through 2005. The revenue generated from these contracts represented approximately 5% of National Processing's 2002 annual revenue. National Processing's results for the first nine months of 2002 also included a $2 million charge associated with the relocation of certain processing operations from Mexico to the United States. National Processing's results for the first nine months of 2003 also included a $1 million charge associated with certain severance costs and the loss on sale of 14 regional sales offices.

The Parent and Other category included the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. Several significant items affected net income on a linked-quarter and year-over-year comparison. During the third quarter of 2003, noninterest expense included a $25 million charge recognized for the revaluation of civic and community development investments, versus a $21 million charge recognized in the previous quarter. Noninterest expense included the following charges in the second quarter 2003 with no similar charges recognized during the third quarter: a $40 million charge associated with the donation of appreciated investment securities to the Corporation's charitable foundation, and a $9 million lease termination penalty associated with the purchase of the Corporation's headquarters building in Cleveland, Ohio. During the first nine months of 2003, noninterest expense included the aforementioned second quarter charges, a $58 million revaluation charge associated with civic and community development investments, and $76 million of severance and related charges associated with cost-reduction initiatives. Similar charges recognized in 2002 included a $53 million charge for the charitable donation of appreciated investment securities, a $32 million revaluation charge associated with civic and community development investments, and $24 million of severance and related charges. Noninterest expense for the first nine months of 2002 also included a $16 million charge associated with the consolidation of the Corporation's former asset-backed commercial paper conduit. Significant items included in noninterest income included bank stock fund gains and other derivative and SFAS 133 net ineffective hedge gains (losses). Bank stock gains of $1 million and $33 million were recognized during the third quarter and first nine months of 2003, respectively, compared to $32 million and $90 million for the 2003 second quarter and first nine months of 2002, respectively. Other derivative gains reduced linked-quarter noninterest income by $90 million and conversely, increased year-to-date noninterest income by $49 million due to changes in the value of derivative instruments used to economically hedge the steep yield curve and deferred compensation liabilities. Year-to-date noninterest income also increased by $14 million due to net ineffective hedge gains associated with hedging portions of the fixed-rate commercial loan portfolio. For the first nine months of 2002, noninterest income included securitization gains of $50 million and a gain of $5 million for contingent consideration received in connection with the sale of the Corporation's investment in NAMCO. These items did not recur in 2003. Net interest expense increased in the third quarter and first nine months of 2003 mainly due to the cost of maintaining an asset sensitive interest rate risk position in the current low interest rate environment, and from internal crediting rates on new deposits being higher than the immediately available investment opportunities for those funds.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,
AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of September 30, 2003, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include accrued interest, unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. The operating lease amounts represent obligations as of December 31, 2002, adjusted for the cancellation of the lease associated with the Corporation's headquarters building. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------------
                                                                            PAYMENTS DUE IN
                                                         -------------------------------------------------------
                                                                          ONE TO       THREE TO        OVER
                                               NOTE        ONE YEAR        THREE         FIVE          FIVE
(In Millions)                               REFERENCE      OR LESS         YEARS         YEARS         YEARS         TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Deposits without a stated maturity                         $ 54,323       $   --       $   --         $   --        $54,323
Consumer and brokered certificates
 of deposits                                                  6,905        6,741        1,342            965         15,953
Federal funds borrowed and security
 repurchase agreements                                        8,638           --           --             --          8,638
Borrowed funds                                 12             1,473           --           --             --          1,473
Long-term debt(a)                            13, 14          13,082        8,057        2,390          3,419         26,948
Operating leases                                                122          178          112            258            670
===============================================================================================================================

(a) Includes debt obligations related to the subsidiary trusts

The Corporation also enters into derivative contracts under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, require monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at September 30, 2003 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 22 to the consolidated financial statements.

A schedule of significant commitments at September 30, 2003 follows:

------------------------------------------------------------------------------------------------------------
(In Millions)
------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Revolving home equity and credit card lines                                          $  23,487
  Other loans                                                                             32,659
Standby letters of credit                                                                  3,922
Commercial letters of credit                                                                 156
Net commitments to sell mortgage loans and mortgage-backed securities                     18,842
Commitments to fund principal investments                                                    253
Commitments to fund civic and community investments                                          186
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

RISK MANAGEMENT

National City management, with the oversight of the Board of Directors, has in place a variety of committees and organizational structures for managing and mitigating risk. The following discussion addresses the three major risks facing National City: credit, liquidity, and market.

CREDIT RISK MANAGEMENT

The Corporation's lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and standard lending policies and underwriting criteria. Note 1 to the consolidated financial statements describes the accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for loan losses, including both the allocated and unallocated components. The policies governing nonperforming loans and charge-offs are consistent with regulatory standards.

The following tables provide information and statistics on the overall quality of the loan portfolio.

NET CHARGE-OFFS: Net charge-offs by portfolio type follow:

----------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                      Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                              SEPTEMBER 30      June 30     September 30     SEPTEMBER 30     September 30
(In Millions)                                     2003           2003           2002             2003             2002
----------------------------------------------------------------------------------------------------------------------------
Commercial                                      $  35            $  90         $  57            $  218           $  224
Real estate -- commercial                           9                5             4                16               12
Real estate -- residential                         37               25            15                93               57
Home equity lines of credit                         4                5             3                13               11
Credit card and other
 unsecured lines of credit                         22               23            20                65               56
Other consumer                                     17               16            21                54               76
----------------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                           $ 124            $ 164         $ 120            $  459           $  436
============================================================================================================================

Net charge-offs as a percentage of average loans by portfolio type follow:

----------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                      Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                              SEPTEMBER 30      June 30     September 30     SEPTEMBER 30     September 30
                                                  2003           2003           2002             2003             2002
----------------------------------------------------------------------------------------------------------------------------
Commercial                                        .58%           1.49%          .94%             1.20%             1.19%
Real estate -- commercial                         .36             .22           .18               .23               .21
Real estate -- residential                        .61             .45           .40               .55               .50
Home equity lines of credit                       .19             .19           .21               .19               .22
Credit card and other
 unsecured lines of credit                       4.13            4.46          3.65              4.17              4.01
Other consumer                                    .83             .80           .72               .90               .90
============================================================================================================================
TOTAL NET CHARGE-OFFS TO AVERAGE PORTFOLIO
LOANS (ANNUALIZED)                                .64%            .88%          .69%              .82%              .85%
============================================================================================================================

The linked-quarter and year-over-year decrease in commercial net charge-offs reflects improving credit quality in this portfolio. Residential real estate net charge-offs on a linked-quarter and year-over-year comparison increased and were affected by the $17 million write-down recognized upon the reclassification of $950 million of the former Altegra portfolio to loans held for sale on September 30, 2003. The increases in residential real estate net charge-offs also reflect the growth and seasoning of the portfolio through the retention of First Franklin loans, and to a lesser extent, the reclassification of certain home equity installment loans to the residential real estate portfolio from the other consumer portfolio in December 2002. Offsetting the increase in residential real estate net charge-offs for both periods were increases in recoveries on previously charged-off loans due to improved mitigation efforts. The year-over-year increase in net charge-offs on credit card and other unsecured lines of credit was primarily the result of higher losses associated with an increase in consumer bankruptcies and growth in the portfolio, offset to some extent by a change in the charge-off policy for delinquent credit card balances during the first quarter of 2003. In order to better manage collection efforts, the Corporation extended the period of time before it charges off delinquent credit card balances from 120 days to 150 days. This policy change decreased 2003 credit card net charge-offs by approximately $2 million and also contributed to the increase in loans 90 days past due. The year-over-year decrease in other consumer net charge-offs is due to the overall lower balance of the portfolio affected by the aforementioned reclassification of certain home equity installment loans to the residential real estate portfolio and the continued run-off of the automobile lease portfolio.

NONPERFORMING ASSETS AND DELINQUENT LOANS: Details of nonperforming assets follow:

---------------------------------------------------------------------------------
                                          SEPTEMBER 30  December 31  September 30
(Dollars in Millions)                         2003          2002         2002
---------------------------------------------------------------------------------
Commercial                                   $350        $ 414         $ 443
Real estate -- commercial                      65           60            78
Real estate -- residential                    214          228           226
---------------------------------------------------------------------------------
TOTAL NONPERFORMING LOANS                     629          702           747
Other real estate owned (OREO)                110          115           105
Mortgage loans held for sale                   14           --            --
Other                                           3           --            --
---------------------------------------------------------------------------------
TOTAL NONPERFORMING ASSETS                   $756        $ 817         $ 852
=================================================================================
NONPERFORMING ASSETS AS A PERCENTAGE OF:
  PERIOD-END PORTFOLIO LOANS AND OTHER
     NONPERFORMING ASSETS                     .97%        1.13%         1.20%
  PERIOD-END TOTAL ASSETS                     .62          .69           .78
=================================================================================

Detail of loans 90 days past due accruing interest follows:

----------------------------------------------------------------------------------------
                                                 SEPTEMBER 30  December 31  September 30
(In Millions)                                        2003          2002         2002
----------------------------------------------------------------------------------------
Commercial                                         $  49         $  43         $  77
Real estate - commercial                              22            26            17
Real estate - residential                            415           449           438
Home equity lines of credit                           15            16            15
Credit card and other unsecured lines of credit       15             8             7
Other consumer                                        11            19            18
Mortgage loans held for sale                          50            14             5
Other                                                 21            --            --
----------------------------------------------------------------------------------------
TOTAL LOANS 90 DAYS PAST DUE ACCRUING INTEREST     $ 598         $ 575         $ 577
========================================================================================

In general, many of the same factors that affected comparability in net charge-offs also drove changes in nonperforming assets and loans 90 days past due. The reduction in commercial nonperforming assets at September 30, 2003 was primarily attributed to loan sales which more than offset the addition of new loans to nonperforming status. During the third quarter and first nine months of 2003, $28 million and $100 million of nonperforming commercial loans were sold to third parties. Residential real estate nonperforming assets and loans 90 days past due at September 30, 2003 decreased as a result of the aforementioned reclassification of the former Altegra portfolio to loans held for sale, which more than offset increases in delinquencies associated with growth in the First Franklin portfolio and the aforementioned home equity installment loan reclassification. The former Altegra portfolio loan reclassification was also the primary factor behind the increase nonperforming assets and loans 90 days past due for loans held for sale. Credit card and other unsecured lines of credit 90 days past due accruing interest increased as a result of the change in the charge-off policy described above, as past due credit card loans remained in portfolio longer prior to being charged-off. Other consumer 90 days past due decreased at September 30 primarily due to the aforementioned home equity installment loan reclassification.

ALLOWANCE FOR LOAN LOSSES: National City maintains an allowance for loan losses sufficient to absorb estimated probable current losses inherent in the loan portfolio. The evaluation of each element and of the overall allowance is based on the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors, including general economic conditions, unemployment levels, and regulatory guidance.

The allowance for loan losses as a percentage of portfolio loans was 1.45% at September 30, 2003. The provision for loan losses was $107 million for the third quarter of 2003, down from $183 million last quarter and down from the $169 million recorded in the third quarter of 2002. For the first nine months of 2003, the provision for loan losses was $490 million, down from $523 million for the comparable 2002 period. In general, the lower loan loss provision is reflective of the overall improvement in credit quality driven mainly by lower commercial losses and delinquent loans in 2003.

An allocation of the ending allowance for loan losses by portfolio type follows:

----------------------------------------------------------------------------------------
                                                 SEPTEMBER 30  December 31  September 30
(In Millions)                                        2003          2002         2002
----------------------------------------------------------------------------------------
Commercial                                          $  415       $   450      $   308
Real estate -- commercial                               55            58           62
Real estate -- residential                             117           126          124
Home equity lines of credit and other
  consumer loans                                        90           124          181
Credit card and other unsecured lines of credit        120           101           95
Unallocated                                            333           240          310
----------------------------------------------------------------------------------------
TOTAL ALLOWANCE FOR LOAN LOSSES                     $1,130       $ 1,099      $ 1,080
========================================================================================

The allowance allocated to the commercial portfolio at September 30, 2003 decreased since year-end due to the overall improvement in credit quality, the decline in the portfolio balance, and sales of nonperforming commercial loans in 2003. The higher commercial allocated allowance at September 30, 2003 from a year ago is reflective of higher levels of delinquent nationally syndicated loans, which are typically characterized by more highly leveraged borrowers. The decrease in the allowance allocated to the residential real estate portfolio since year-end was mainly attributed to the effects of the aforementioned former Altegra portfolio reclassification, which more than offset the increase in the allocated allowance associated with growth in the portfolio and the aforementioned home equity installment loan reclassification. The 2003 increase in credit card and other unsecured lines of credit allocated allowance was attributed to the increase in delinquent balances coupled with growth in the portfolio. The lower allowance allocated to home equity lines of credit and other consumer loans at September 30, 2003 was primarily due to the refinement of loss allocation factors to reflect a more detailed product mix and, to a lesser extent, the reclassification of allowance to residential real estate associated with the aforementioned home equity installment loan reclassification. The unallocated allowance, which is maintained to absorb estimated probable inherent but undetected losses in the loan portfolio, increased based upon management's judgment and reflects continued uncertainty surrounding near-term economic conditions and the sustained effects of a weak economy over the past two years.

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

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale and securitization of various types of assets. Funding sources did not change significantly during the third quarter of 2003. Core deposits, the most significant source of funding, comprised approximately 51% of funding at September 30, 2003 and December 31, 2002, and was approximately 53% of funding at September 30, 2002. Asset securitization vehicles have also been used as a source of funding over the past several years. Further discussion of securitization activities is included in
Note 4 to the consolidated financial statements.

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

The primary source of funding for the holding company has been dividends and returns of investment from its bank subsidiaries. As discussed in Note 15 to the consolidated financial statements, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company. During the first nine months of 2003, the bank subsidiaries declared cash dividends totaling $906 million, of which $456 million has been paid to the holding company. Additionally, during the first nine months of 2003, the bank subsidiaries were granted regulatory approval to provide liquidity to the holding company in the form of returns of capital in the amount of $555 million. Of this amount, $300 million has been paid to the holding company.

Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At September 30, 2003, December 31, 2002 and September

30, 2002, $633 million, $1.0 billion and $1.5 billion, respectively, of commercial paper borrowings were outstanding. In 2001, the holding company established a $500 million credit line with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at September 30, 2003, December 31, 2002, and September 30, 2002.

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

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors. The Corporation is also exposed to equity price risk through its internally managed portfolio of bank and thrift common stock investments. As of September 30, 2003, this portfolio had a cost basis and fair value of $33 million and $39 million, respectively. Price risk is mitigated through active portfolio management and by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.

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

The most recent earnings simulation model prepared for the October 2003 ALCO meeting projects net income would increase by approximately 3.4% of stable-rate net income if rates were to rise gradually by 200 basis points over the next twelve months. The model also projects a decrease in net income of 9.5% if rates were to fall gradually by 200 basis points over the same period. The projected decrease in net income is above the ALCO guideline of minus 4.0%, however, management believes a sustained 200 basis point decline in market interest rates from their current low level is highly unlikely.

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

The NPV model prepared for the October 2003 ALCO meeting projects an increase in NPV of approximately 1.5% if interest rates immediately increased 150 basis points. If rates immediately decreased by 150 basis points, the model projects an approximate increase in NPV of 1.1%. Policy guidelines limit the amount of the estimated decline in NPV to 7.0%.

At the end of 2002, the interest-rate-risk position, as presented and discussed in the 2002 Form 10-K, was asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. During the first nine months of 2003, the Corporation maintained an asset sensitive interest-rate-risk position due to management's expectation that rates will rise.

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

CONSOLIDATED AVERAGE BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended          Nine Months Ended
------------------------------------------------------------------------------------------------------------------
                                                            SEPTEMBER 30  September 30  SEPTEMBER 30  September 30
------------------------------------------------------------------------------------------------------------------
 (In Millions)                                                 2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Portfolio loans:
    Commercial                                               $  23,577    $  24,863      $  24,160     $  25,370
    Real estate -- commercial                                    9,450        8,037          9,448         7,877
    Real estate -- residential                                  24,088       15,895         22,539        15,333
    Home equity lines of credit                                  9,612        7,316          8,847         6,692
    Credit card and other unsecured lines of credit              2,170        1,910          2,096         1,834
    Other consumer                                               8,167       10,924          8,028        11,165
----------------------------------------------------------------------------------------------------------------
         Total portfolio loans                                  77,064       68,945         75,118        68,271
  Loans held for sale or securitization:
    Commercial                                                      13           18             13             7
    Mortgage                                                    27,023       11,833         24,562        12,005
    Automobile                                                      --           --             --           332
    Credit card                                                     --           --             --            47
----------------------------------------------------------------------------------------------------------------
         Total loans held for sale or securitization            27,036       11,851         24,575        12,391
  Securities available for sale, at cost                         6,667        8,336          7,447         8,607
  Federal funds sold and security resale agreements                272           87            178            89
  Other investments                                                945          795            750           761
----------------------------------------------------------------------------------------------------------------
Total earning assets                                           111,984       90,014        108,068        90,119
Allowance for loan losses                                       (1,144)      (1,031)        (1,124)       (1,018)
Fair value appreciation of securities available for sale           202          299            276           233
Cash and demand balances due from banks                          3,554        3,126          3,466         2,974
Properties and equipment                                         1,115        1,048          1,068         1,065
Other real estate owned                                            107           97            111            80
Mortgage servicing assets                                        1,258        1,052            942         1,166
Goodwill                                                         1,103        1,078          1,089         1,078
Other intangible assets                                             71           81             70            82
Derivative assets                                                  544          739            851           549
Accrued income and other assets                                  5,018        4,604          4,978         4,047
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $ 123,812    $ 101,107      $ 119,795     $ 100,375
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing                                        $  19,408    $  13,864      $  17,578     $  13,002
  NOW and money market                                          26,091       21,006         24,884        20,185
  Savings                                                        2,422        2,543          2,442         2,586
  Consumer time                                                 13,337       15,122         13,915        15,150
  Brokered retail CDs                                            2,502        2,500          2,657         2,913
  Other                                                            739          565            616           767
  Foreign                                                        7,186        5,781          6,915         5,978
----------------------------------------------------------------------------------------------------------------
         Total deposits                                         71,685       61,381         69,007        60,581
----------------------------------------------------------------------------------------------------------------
Federal funds borrowed and security repurchase agreements       10,660        7,798         11,634         8,161
Borrowed funds                                                   1,087        1,784          1,746         2,147
Long-term debt(a)                                               27,569       18,985         24,786        19,013
Derivative liabilities                                             511          459            588           355
Accrued expenses and other liabilities                           3,029        2,482          3,141         2,238
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              114,541       92,889        110,902        92,495
Stockholders' Equity:
  Preferred                                                         --           --             --             1
  Common                                                         9,271        8,218          8,893         7,879
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       9,271        8,218          8,893         7,880
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 123,812    $ 101,107      $ 119,795     $ 100,375
================================================================================================================

(a) Includes debt obligations related to the subsidiary trusts

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

(Dollars in Millions)                                                    Daily Average Balance
-------------------------------------------------------------------------------------------------------------------
                                                                     2003                             2002
                                                     --------------------------------------------------------------
                                                        THIRD       Second        First       Fourth        Third
                                                       QUARTER      Quarter      Quarter      Quarter      Quarter
-------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                        $  23,590    $  24,332    $  24,610    $  25,345    $  24,881
    Real estate -- commercial                             9,450        9,475        9,420        8,383        8,037
    Real estate -- residential                           51,111       46,574       43,535       36,372       27,728
    Home equity lines of credit                           9,612        8,761        8,152        7,857        7,316
    Credit card and other unsecured lines of credit       2,170        2,084        2,033        1,958        1,910
    Other consumer                                        8,167        7,957        7,957       11,052       10,924
-------------------------------------------------------------------------------------------------------------------
      Total loans                                       104,100       99,183       95,707       90,967       80,796
  Securities available for sale, at cost:
    Taxable                                               5,988        6,721        7,650        8,825        7,668
    Tax-exempt                                              679          676          645          659          668
-------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                 6,667        7,397        8,295        9,484        8,336
  Federal funds sold, security resale
    agreements and other investments                      1,217          775          783          864          882
-------------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest
         income/rates                                   111,984      107,355      104,785      101,315       90,014
Allowance for loan losses                                (1,144)      (1,127)      (1,101)      (1,079)      (1,031)
Fair value appreciation of securities
  available for sale                                        202          302          324          318          299
Nonearning assets                                        12,770       12,530       12,425       12,135       11,825
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 123,812    $ 119,060    $ 116,433    $ 112,689    $ 101,107
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                       $  26,091    $  25,045    $  23,489    $  22,385    $  21,006
  Savings accounts                                        2,422        2,447        2,458        2,488        2,543
  Consumer time deposits                                 13,337       13,972       14,451       14,811       15,122
  Other deposits                                          3,241        3,207        3,370        3,415        3,065
  Foreign deposits                                        7,186        6,950        6,602        7,264        5,781
  Federal funds borrowed                                  7,632        9,054        9,171        7,297        4,482
  Security repurchase agreements                          3,028        2,899        3,135        3,346        3,316
  Borrowed funds                                          1,087        1,527        2,636        3,169        1,784
  Long-term debt(b)                                      27,569       23,914       22,826       21,175       18,985
-------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/
      total interest expense/rates                       91,593       89,015       88,138       85,350       76,084
  Noninterest bearing deposits                           19,408       17,596       15,689       15,710       13,864
  Accrued expenses and other liabilities                  3,540        3,647        4,006        3,243        2,941
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                       114,541      110,258      107,833      104,303       92,889
TOTAL STOCKHOLDERS' EQUITY                                9,271        8,802        8,600        8,386        8,218
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 123,812    $ 119,060    $ 116,433    $ 112,689    $ 101,107
===================================================================================================================
NET INTEREST INCOME
===================================================================================================================
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
-------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
===================================================================================================================

(a)  Includes loans held for sale or securitization

(b) Includes debt obligations to the subsidiary trusts

(Dollars in Millions)                                                Quarterly Interest
------------------------------------------------------------------------------------------------------
                                                                   2003                  2002
                                                       -----------------------------------------------
                                                         THIRD    Second    First   Fourth    Third
                                                        QUARTER   Quarter  Quarter  Quarter  Quarter
------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                           $  225   $  243   $  245   $  284   $  301
    Real estate -- commercial                               146      146      145      136      133
    Real estate -- residential                              807      744      730      606      507
    Home equity lines of credit                              99       95       89       98       92
    Credit card and other unsecured lines of credit          43       41       44       43       44
    Other consumer                                          140      143      148      227      232
------------------------------------------------------------------------------------------------------
      Total loans                                         1,460    1,412    1,401    1,394    1,309
  Securities available for sale, at cost:
    Taxable                                                  71       93      102      124      119
    Tax-exempt                                               13       13       13       13       14
------------------------------------------------------------------------------------------------------
      Total securities available for sale                    84      106      115      137      133
  Federal funds sold, security resale
    agreements and other investments                         10       10       11        9        9
------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates   $1,554   $1,528   $1,527   $1,540   $1,451
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
------------------------------------------------------------------------------------------------------
TOTAL ASSETS
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                          $   63   $   67   $   68   $   77   $   78
  Savings accounts                                            3        3        3        5        5
  Consumer time deposits                                    120      131      137      149      160
  Other deposits                                              8       10       12       15       15
  Foreign deposits                                           19       25       23       30       27
  Federal funds borrowed                                     27       35       36       34       25
  Security repurchase agreements                              4        5        6        8        9
  Borrowed funds                                              2        5        9       12        7
  Long-term debt(b)                                         157      145      132      129      146
------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/
      total interest expense/rates                       $  403   $  426   $  426   $  459   $  472
  Noninterest bearing deposits
  Accrued expenses and other liabilities
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
======================================================================================================
NET INTEREST INCOME                                      $1,151   $1,102   $1,101   $1,081   $  979
======================================================================================================
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
======================================================================================================

(a)  Includes loans held for sale or securitization

(b) Includes debt obligations to the subsidiary trusts

----------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                                         Average Annualized Rate
----------------------------------------------------------------------------------------------------------------------
                                                                            2003                        2002
                                                            ----------------------------------------------------------
                                                               THIRD      Second       First      Fourth      Third
                                                              QUARTER     Quarter     Quarter     Quarter    Quarter
----------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                                  3.80%       3.99%       4.03%       4.45%       4.80%
    Real estate -- commercial                                   6.10        6.18        6.25        6.46        6.57
    Real estate -- residential                                  6.31        6.39        6.71        6.66        7.31
    Home equity lines of credit                                 4.11        4.36        4.36        4.97        5.04
    Credit card and other unsecured lines of credit             7.81        8.06        8.68        8.53        9.20
    Other consumer                                              6.79        7.19        7.55        8.16        8.44
----------------------------------------------------------------------------------------------------------------------
      Total loans                                               5.59        5.70        5.89        6.10        6.46
  Securities available for sale, at cost:
    Taxable                                                     4.81        5.47        5.37        5.67        6.18
    Tax-exempt                                                  7.50        7.68        8.06        8.14        8.15
----------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                       5.08        5.68        5.58        5.84        6.33
  Federal funds sold, security resale
    agreements and other investments                            3.29        5.33        5.71        3.88        4.03
----------------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates          5.53%       5.70%       5.86%       6.06%       6.42%
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS
======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                                  .96%       1.07%       1.18%       1.37%       1.47%
  Savings accounts                                               .39         .46         .58         .71         .80
  Consumer time deposits                                        3.58        3.74        3.86        4.00        4.16
  Other deposits                                                1.05        1.26        1.42        1.73        1.89
  Foreign deposits                                              1.05        1.42        1.42        1.62        1.87
  Federal funds borrowed                                        1.37        1.57        1.59        1.83        2.25
  Security repurchase agreements                                 .53         .71         .73        0.95        1.08
  Borrowed funds                                                 .98        1.21        1.38        1.50        1.59
  Long-term debt(b)                                             2.26        2.44        2.33        2.44        3.06
----------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/
      total interest expense/rates                              1.75%       1.92%       1.96%       2.14%       2.46%
  Noninterest bearing deposits
  Accrued expenses and other liabilities
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
======================================================================================================================
NET INTEREST INCOME
======================================================================================================================
INTEREST SPREAD                                                 3.78%       3.78%       3.90%       3.92%       3.96%
Contribution of noninterest bearing sources of funds             .32         .33         .31         .34         .38
----------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                             4.10%       4.11%       4.21%       4.26%       4.34%
======================================================================================================================

(a)  Includes loans held for sale or securitization

(b) Includes debt obligations to the subsidiary trusts

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 63 of this report are incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

National City's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2003 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

National City and its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. Management believes that financial position, results of operations, and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments, or claims. For additional information on contingent liabilities and guarantees, refer to Note 19 to the Consolidated Financial Statements.

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
 10.16    National City Corporation 1997 Restricted Stock Plan as
          Amended and Restated effective October 31, 2001 (filed as
          Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.17    The National City Corporation Retention Plan for Executive
          Officers effective April 29, 2003 (filed as Exhibit 10.17 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2003, and incorporated herein by reference).
 10.18    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Post-Effective
          Amendment No. 1 [on Form S-8] to Form S-4 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.19    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 [on Form S-8] to Form S-4 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.20    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 [on Form S-8] to Form S-4
          Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
 10.21    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000, and
          incorporated herein by reference).
 10.22    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000, and incorporated herein by reference).
 10.23    National City Corporation Supplemental Cash Balance Pension
          Plan as Amended and Restated effective November 1, 2001
          (filed as Exhibit 10.25 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
 10.24    The National City Corporation 2001 Stock Option Plan as
          Amended and Restated effective October 22, 2001 (filed as
          Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.25    National City Savings and Investment Plan No. 3 (filed as
          Exhibit 4.3 to Registrant's Form S-8 Registration Statement
          No. 333-61712 dated as of May 25, 2001, and incorporated
          herein by reference).
 10.26    Amendment No. 1 to the National City Savings and Investment
          Plan No. 3 (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 to Form S-8 Registration
          Statement No. 333-61712 and incorporated herein by
          reference).
 10.27    National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 8,
          2002, and incorporated herein by reference).
 10.28    The National City Corporation Long-Term Deferred Share
          Compensation Plan effective April 22, 2002 (filed as Exhibit
          10.33 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.29    The National City Corporation Deferred Compensation Plan as
          Amended and Restated effective July 23, 2002 (filed as
          Exhibit 10.34 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.30    Form of Agreement Not To Compete with David A. Daberko,
          Robert G. Siefers and William E. MacDonald III (filed as
          Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.31    Visa(R) U.S.A. Inc. limited guaranty between National City
          Corporation and Visa(R) U.S.A. Inc. dated August 6, 2002
          (filed as Exhibit 10.36 to Registrant's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
 10.32    The National City Corporation Executive Savings Plan, as
          Amended and Restated effective January 1, 2003 (filed as
          Exhibit 10.32 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.33    The National City Corporation Savings and Investment Plan,
          as Amended and Restated effective January 1, 2001 (filed as
          Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).
 10.34    The National City Corporation Savings and Investment Plan
          No. 2, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.34 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.35    Amendment No. 1 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.35 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.36    Amendment No. 1 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002,
          and incorporated herein by reference).
 10.37    Amendment No. 1 to the Split Dollar Insurance Agreement
          effective January 1, 2003 (filed as Exhibit 10.37 to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by
          reference).
 10.38    Credit Agreement dated as of April 12, 2001, by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001, and incorporated herein by
          reference) and the Assumption Agreement dated June 11, 2002
          (filed as Exhibit 4.2 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2002, and
          incorporated herein by reference).
 10.39    MasterCard International Incorporated limited guaranty
          between National City Corporation and MasterCard
          International Incorporated dated April 30, 2003 (filed as
          Exhibit 10.39 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2003, and incorporated herein by reference).
 12.1     Computation of Ratio of Earnings to Fixed Charges.
 14.1     Code of Ethics (filed as Exhibit 14.1 to Registrant's Current Report on Form 8-K filed on July 31, 2003, and incorporated herein by reference).
 14.2     Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant's Current Report on Form 8-K filed on July 31, 2003, and incorporated herein by reference).
 31.1     Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated
          November 12, 2003 for National City Corporation's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 2003.
 31.2     Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated
          November 12, 2003 for National City Corporation's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 2003.
 32.1     Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated
          November 12, 2003 for National City Corporation's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 2003.
 32.2     Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated
          November 12, 2003 for National City Corporation's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 2003.

REPORTS ON FORM 8-K

The following reports were filed by National City Corporation during the three-month period ended September 30, 2003 through the date of this Form 10-Q filing:

July 15, 2003             National City issued a news release announcing its
                          financial results for the three and six-month periods ended June 30, 2003 and the availability of the June
                          30, 2003 Financial Supplement on its Web site at www.NationalCity.com.

July 29, 2003             National City provided the amendments to its Corporate
                          Governance Guidelines, Code of Ethics, and Code of
                          Ethics for Senior Financial Officers, which were approved by the Board of Directors on July 29, 2003.

September 10, 2003        National City announced the posting of its Mid-Quarter
                          Update to Financial Supplement to its Web site.

October 15, 2003          National City issued a news release announcing its
                          financial results for the three- and nine-month periods ended September 30, 2003 and the availability of the September 30, 2003 Financial Supplement on its
                          Web site.

October 28, 2003          National City issued a news release announcing the
                          retirement of Vice Chairman, Robert G. Siefers, effective the end of 2003.

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

CORPORATE GOVERNANCE

National City's corporate governance practices are described in the following documents available on the Corporation's Web site or in print form through the investor relations department: Corporate Governance Guidelines, Code of Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Nominating and Board of Directors Governance Committee Charter, and Compensation Committee Charter.

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The National City Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the Plan) offers stockholders a convenient way to increase their investment. Under the Plan, investors can elect to acquire National City shares in the open market by reinvesting dividends and through optional cash payments. National City absorbs the fees and brokerage commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, please call 1-800-622-6757. The Plan prospectus is also available at www.NationalCity.com.

DIRECT DEPOSIT OF DIVIDENDS

The direct deposit program provides for free automatic deposit of quarterly dividends directly to a checking or savings account. For information regarding this program, call 1-800-622-6757.

NAIC

National City is a proud sponsor of the National Association of Investors Corporation (NAIC) and participates in its Low-Cost Investment Plan. To receive more information on NAIC, call (248) 583-NAIC.

DEBT RATINGS

                                  MOODY'S
                         FITCH   INVESTORS   STANDARD
                        RATINGS   SERVICE    & POOR'S
National City
  Corporation             A/B
  Commercial paper        F1+       P-1       A-1
  Senior debt             AA-       A1        A
  Subordinated debt       A+        A2        A-
Bank Subsidiaries         A/B
  Certificates of
     deposit              AA        Aa3       A+
  Senior bank notes       AA-       Aa3       A+
  Subordinated bank
     notes                A+        A1        A

                         FORM 10-Q -- SEPTEMBER 30, 2003

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

Date: November 12, 2003

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

[NATIONAL CITY(R) LOGO]
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484