Form 10-Q/A
period 2003-09-30
NATIONAL CITY CORP
filed 2003-12-18
CIK 69970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                         Commission file number 1-10074

                            NATIONAL CITY CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               34-1111088
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

Common stock -- $4.00 Par Value
Outstanding as of November 30, 2003 - 607,370,317

                                EXPLANATORY NOTE

     National City is filing this Amendment No. 1 to correct Exhibits 32.1 and
32.2 to accurately state that such certifications relate to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, not June 30, 2003 as inadvertently stated in our electronic filing with the Securities and Exchange Commission. Accurate certifications were executed on the date of the Form 10-Q filing on November 12, 2003 and are posted on National City's Web site at www.NationalCity.com. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and National City has not updated the disclosures contained herein to reflect any events that occurred at a later date.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

EXHIBIT
NUMBER               EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------


31.1 Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated December 18, 2003 for National City Corporation's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003.

31.2 Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated December 18, 2003 for National City Corporation's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003.

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

September 10, 2003  National City announced the posting of the August 31, 2003
                    Mid-Quarter Update to Financial Supplement to its Web site.

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

                        FORM 10-Q/A - SEPTEMBER 30, 2003

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL CITY CORPORATION
                                     -------------------------
                                     (Registrant)

Date: December 18, 2003
                                     /s/ DAVID A. DABERKO

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