Form 10-K
period 2003-12-31
NATIONAL CITY CORP
filed 2004-02-09
CIK 69970

NATIONALCITY(R)                                                       2 0 0 3
                                                                   ANNUAL REPORT

                                    (PICTURE)


                            My bank is National City.

FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------


(Dollars in Millions, Except Per Share Amounts)             2003              2002              2001

FOR THE YEAR

REVENUE
 TAX-EQUIVALENT NET INTEREST INCOME                 $      4,395      $      4,036      $      3,472
 NONINTEREST INCOME                                        3,596             2,575             2,678
                                                    ------------      ------------      ------------
TOTAL REVENUE                                       $      7,991      $      6,611      $      6,150

NET INCOME                                          $      2,117      $      1,447      $      1,388
NET INCOME PER COMMON SHARE
 BASIC                                              $       3.46      $       2.37      $       2.30
 DILUTED                                                    3.43              2.35              2.27
DIVIDENDS PAID PER COMMON SHARE                             1.25              1.20              1.16

RETURN ON AVERAGE COMMON EQUITY                            23.60%            18.14%            19.94%
RETURN ON AVERAGE ASSETS                                    1.79              1.40              1.49
NET INTEREST MARGIN                                         4.11              4.34              4.09
EFFICIENCY RATIO                                           51.46             57.12             55.70

AVERAGE SHARES - BASIC                               611,205,682       610,186,786       603,611,073
AVERAGE SHARES - DILUTED                             616,410,043       616,174,238       611,936,906

AT YEAR END

ASSETS                                              $    113,933      $    118,021      $    105,817
PORTFOLIO LOANS                                           79,279            72,134            68,041
EARNING ASSETS                                           102,505           106,853            95,335
CORE DEPOSITS                                             58,922            56,342            51,895
STOCKHOLDERS' EQUITY                                       9,329             8,161             7,381

BOOK VALUE PER COMMON SHARE                         $      15.39      $      13.35      $      12.15
MARKET VALUE PER COMMON SHARE                              33.94             27.32             29.24
EQUITY TO ASSETS RATIO                                      8.19%             6.91%             6.98%

COMMON SHARES OUTSTANDING                            605,996,120       611,491,359       607,354,729
COMMON STOCKHOLDERS OF RECORD                             61,370            61,916            64,631
FULL-TIME EQUIVALENT EMPLOYEES                            33,331            32,731            32,360


CONTENTS

1    Chairman's Letter

3    Introduction

4    Success Stories

8    Board of Directors and Officers

9    Financial Review

     Consolidated Financial Statements
     and Notes

     Form 10-K

     Certifications of Chief Executive Officer and Chief Financial Officer

ABOUT US

National City Corporation (NYSE: NCC), headquartered in Cleveland, Ohio, is one of the nation's largest financial holding companies. We operate through an extensive distribution network in Ohio, Illinois, Indiana, Kentucky, Michigan and Pennsylvania, and serve customers in selected markets nationally. Our primary businesses include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and payment processing.

                     (left to right)
    [PHOTO OF        David A. Daberko
 DAVID A. DABERKO    Chairman & CEO
       AND
    WILLIAM E.       William E. MacDonald III
  MacDONALD III]     Vice Chairman

National City again posted record earnings in 2003, with net income of $2.1 billion, or $3.43 per share, well above the previous record set in 2002, and 51 percent higher than just two years ago. We were extremely well positioned to benefit from a record low interest rate environment in 2003, which fueled unprecedented volumes of mortgage activity. Core deposit growth and consumer lending were also strong, and in combination with mortgage, boosted earnings well above our initial expectations for the year. As discussed in the financial section of this report, results for prior periods have been restated to reflect timing differences in recognizing changes in the fair value of certain mortgage-related assets, with minimal cumulative effect for the three-year period ending December 31, 2003. Although the restatement adds some confusion in comparing current amounts to those previously reported, it does not change the fact that all three years were highly successful ones for National City.

While we are proud of record earnings in a year when many other companies struggled, the real achievements of 2003 go far beyond the financial results. In reality, 2003 was as much about making investments for long-term growth as it was about current earnings. We recognize that the banking and financial services industry is becoming more competitive each year, that customers are becoming more sophisticated and discerning, and that no one has the luxury of resting on his or her laurels. What was adequate or even good performance a few years ago is not sufficient to meet today's higher standards. Our efforts this past year focused on developing and enhancing sustainable business models and building world-class customer franchises.

In our most critical and visible business, Consumer and Small Business Financial Services, comprising the retail branch bank network, call centers, Internet, and small business banking, the achievements were significant. We attracted core deposits faster than the rate for the market as a whole, taking market share from several significant competitors. Customer Connections, our $125 million investment in technology and delivery system infrastructure, began its rollout last summer. As of year-end, 21 percent of the branch network had been converted, with the balance to follow this year. This system improves and streamlines the routine processes of account openings and customer transactions and substantially reduces paper flow to the back office. More importantly, it provides real-time and relevant customer information and sales prompts to allow our people to serve customers better. The ultimate return on this investment is not the savings in back-office costs, but the increased revenues from a more effective sales process.

As a business still heavily based on personal interactions, we are only as good as the people who face our customers every day. To that end, a major initiative has been the upgrading of our branch staff, specifically branch managers. We have improved the hiring process and have raised not only the standards of performance, but also the training, incentives and career opportunities. To be a great retail bank, we must have a great branch system, and that requires great branch managers. We believe we have more of them today than ever before.

We have also undertaken selective expansion of our branch network to better serve our markets

                                                            2003 ANNUAL REPORT 1
and grow market share. We believe        Although revenue and earnings growth
the greatest potential is in             are the primary drivers of
Chicago, where we added four             shareholder value, a strong balance
branches in 2003 and plan to open 17     sheet and risk management culture
more in 2004. Pockets of opportunity     are necessary accompaniments to
for profitable expansion are also        protect that value. With a high
evident in most of our other             return on equity and a solid equity
markets, including Columbus and          base, National City not only has
Indianapolis, where we would expect      sufficient capital to fund growth
to open a dozen or more new              and reinvestment, but also
locations in 2004, bringing the          consistently generates excess
corporate-wide total to around 30.       capital. We return much of that
We announced an expansion into the       capital to stockholders in the form
St. Louis marketplace in November        of quarterly cash dividends, and
via the proposed acquisition of          periodically through repurchases of
Allegiant Bancorp. This market is an     stock in the open market. We expect
attractive and logical extension of      to prudently deploy excess capital
our existing footprint, and we see       going forward through a combination
good potential to add to Allegiant's     of dividend increases, targeted
existing 35-branch network and           acquisitions, and stock repurchases,
expand the breadth of product and        all to the long-term benefit of
service offerings over the next          stockholders.
couple of years.
                                         National City is fortunate to have a
Although retail banking has been our     strong, independent Board of
primary focus, literally every           Directors, a capable and deep
business unit has a story of             management team, and a great cadre
investment, growth, and positioning      of dedicated employees. They take
for future success. The Wholesale        our brand promise, "At National
Banking unit, for example, which         City, we care about doing what's
provides credit, treasury management     right for our customers," seriously
and investment banking services to       and personally, and on behalf of all
middle-market companies, is well         stockholders I want to thank them
positioned and highly regarded in        for their service and dedication. In
the marketplace. If, as we believe,      the following pages you will see
the business cycle continues on its      some live examples of what that
upward trend, the combination of         dedication means to customers. I
improving credit quality and more        also encourage you to review the
robust credit demand will be a           financial pages of this report and
powerful driver of earnings growth       to regularly visit our Web site for
for this business over the next          supplemental financial updates and
several years. Likewise, our             periodic investor presentations.
consumer lending businesses, which       National City prides itself on the
performed well during the recession,     quality, thoroughness, and
will exhibit further strength in a       transparency of financial and
recovery. In 2004, the cyclical          operating disclosures to investors,
decline in mortgage earnings will        and we welcome your comments and
likely not be immediately replaced       feedback.
dollar for dollar by earnings growth
from the other businesses, but over      Thank you for your continued support
time we are very confident that our      and investment.
balanced business mix, attention to
customers' needs, and focused
execution will produce above-average     /s/ DAVID A. DABERKO
revenue and earnings growth and will     David A. Daberko
be valued accordingly by the market.     Chairman and CEO
                                         January 29, 2004




                           A NOTE OF THANKS TO ROBERT G. SIEFERS

(PHOTO OF ROBERT           Bob Siefers, vice chairman, retired from National
   G. SIEFERS)             City in 2003 after 32 years of extraordinary service.
                           Bob, through his clear strategic thinking and no-nonsense operating style, was instrumental in shaping National City as it exists today. His vision guided the expansion of our banking franchise from its original base in Cleveland and the growth of our mortgage business to national scale, among other accomplishments.

                           Bob's first love is investing, and he launched our highly successful Bank Stock Fund, producing over $750 million in net gains from 1991 to 2003 from astute investments in banking and financial services stocks.

                           Thanks, Bob, for your hard work and dedication, and all the best for a happy and prosperous retirement.



2003 ANNUAL REPORT       2

                           Small business customers Bill, Jeff and Eric
(PHOTO OF BILL, JEFF       Sullivan, legendary bluegrass instrument craftsmen
 AND ERIC SULLIVAN)        and owners of First Quality Musical Supplies in
                           Louisville, Kentucky.





For every organization, greatness grows from vision, innovation and accountability. For our company, it also grows from remaining true to our brand promise:

At National City, we care about doing what's right for our customers.

Living our brand promise is our guide to becoming a great company. It tells us what to do at each moment of truth...how to enhance each customer's brand experience...ways we can deliver beyond expectations at every opportunity.

This year's message from our chairman and the following success stories illustrate the ways we strived for greatness in 2003. And how we'll continue to win the hearts and minds of our customers in the future.




                                                      2003 ANNUAL REPORT       3

              Sharon and Alan Rosen
Young, Rosen, Finkel & Silbert, LTD        (PHOTO OF SHARON AND ALAN ROSEN)
            National City customers


Our expansion in Chicago. It's more than just geography.


Meet the Rosens.                         National City and referred Sharon to
                                         Small Business Banking Officer Beth
For Sharon and Alan Rosen, Chicago's     Blom.
Gold Coast Art Fair was more than a
great place to find the perfect          "The banks here in Chicago tend to
impressionist painting.                  focus on middle-market companies,"
                                         observes Beth Blom, "and that gives
A few days after picking up National     us an amazing opportunity to do more
City interest rate information at        for small businesses."
the event, Sharon visited our One
North Franklin office. She spoke         Following numerous phone
with Beth Zamfoti concerning a money     conversations and two face-to-face
market savings account. "Beth was        meetings which included One North
extremely helpful," says Sharon.         Franklin's small business banking,
"She actually led me to something        corporate banking and wealth
better suited to our needs."             management teams, Young, Rosen,
                                         Finkel & Silbert opened a business
The better-suited solution was a         savings account with a substantial
money market checking account            deposit.
offering a competitive rate and
unlimited check writing. During the      "Our firm was looking for a mutually
application process, Beth learned        beneficial business relationship and
Sharon was a CPA for her husband's       we wanted to make a statement that
law firm - Young, Rosen, Finkel &        we were committed to that
Silbert, Ltd. She also learned there     relationship," notes Alan.
was some dissatisfaction with the
firm's bank and recognized a             The afternoon of the second meeting,
cross-selling opportunity. Beth          One North Franklin Branch Manager
suggested trying                         Michael Staudt picked up the firm's
                                         check and met all the partners. He
                                         was



2003 ANNUAL REPORT       4

                               DOING WHAT'S RIGHT
--------------------------------------------------------------------------------


asked if he had a few moments to discuss a potential referral opportunity for National City -one of the firm's business clients that was looking for a new bank.

Although still in its infancy, a great long-term relationship and strategic partnership has begun for Young, Rosen, Finkel & Silbert and National City. As of December 2003, the law firm initiated a line of credit and National City is working out the details for using the firm's commercial and industrial real estate tax abatement expertise.

This success story is just one of many from our Chicago expansion that illustrate how we're working as one company to meet and exceed customer needs. Exceptional individual effort and teamwork are building brand over time and sales overnight by attracting customers, keeping them and earning their referrals.


                                    Beth Zamfoti
              (PHOTO)               One North Franklin
                                    Sales and Service Representative
--------------------------------------------------------------------------------

NATIONALCITY.COM AND ONLINE BANKING

We greatly enhanced the appearance and functionality of NationalCity.com throughout the year, earning an eighth-place ranking for overall bank site from Gomez Advisors (Q4 2003). During the same time period, Gomez ranked NationalCity.com as the No. 2 site for small business, the No. 6 site for credit card and the No. 10 site for mortgage.

Based on an extensive customer survey, our Online Banking and Online Bill Payment services have new and improved capabilities. Now, customers can:

     o    See pending ATM and debit card transactions immediately

     o View changes in their balances instantaneously when they make transfers

     o    "Nickname" their online accounts

     o    Pay multiple bills at one time from a consolidated screen

     o    Skip or edit recurring payments

     o    Receive notifications from our customer support center

     o    View and print images of cancelled checks from their computers



                                FOR OUR CUSTOMERS
--------------------------------------------------------------------------------


                                    Beth Blom
     (PHOTO OF BETH BLOM AND        One North Franklin
          MICHAEL STAUDT)           Small Business Banking Officer

                                    Michael Staudt
                                    One North Franklin Branch
                                    Manager




                                                      2003 ANNUAL REPORT       5

RECREATION FINANCE

To serve the growing number of individuals and families interested in domestic travel and marine recreation, we expanded our recreation finance business to 38 states. As part of the expansion, we'll work closely with dealers to develop specialized retail and floorplan financing options.

In addition, we entered a strategic alliance with Gulf Stream Coach, Inc., one of the fastest growing RV manufacturers in the country. This alliance enables Gulf Stream's nearly 500 dealers to offer some of the best financing options in the industry.



Being innovative. We showcase our competitive spirit and add something extra.


This is Misha Sekula.

Misha is a breast cancer survivor. She's an antique shop owner and the National City customer featured in our most recent television commercial promoting the Diamond Edition(SM) Visa(R) Platinum card.

"I'm for anything that in any way helps to prevent breast cancer," says Misha, who uses her card for business purchases, travel and theater tickets.

A customer's first purchase with a Diamond Edition card provides a donation of five dollars to the National Breast Cancer Foundation. A portion of every following transaction is also contributed to the organization. By using the card
- which offers a low, fixed rate - National City customers contribute to the battle against breast cancer at no cost to themselves.

Market research indicates that women are the fastest growing consumer segment in our economy, yet nine out of 10 women believe that financial services companies are not meeting their needs. The Diamond Edition card sends a message to women that they're a priority for National City. It also shows our ability to recognize a potential competitive opportunity, develop an innovative product and deliver it to the marketplace.

In our partnership with the National Breast Cancer Foundation, National City contributed $125,000 to the organization - the largest one-time donation it has received to date. Card transactions enabled us to provide an additional $165,000 for various breast cancer education and prevention initiatives.

"This card and what it stands for really shows that National City is a forward-thinking company that cares about people, not just profit," states Misha. "It says they want to go beyond the status quo and make a deeper difference for their customers and the community."


                               WINNING THE HEARTS
--------------------------------------------------------------------------------


          Misha Sekula
National City customer                   (PHOTO OF MISHA SEKULA)
  Diamond Edition Visa
   Platinum cardholder



2003 ANNUAL REPORT       6

                                                    Mary Clark
            (PHOTO OF MARY CLARK)                   Market Leader/Branch Manager
                                                    38th and
                                                    Georgetown Road Branch
                                                    Indianapolis, Indiana


Transforming our branches. It's the people that bring our investments to life.


Introducing Mary Clark.

Mary's ingenuity and genuine concern have made her a true "personal banker" for many National City customers. Soon after joining National City in 1999 as a branch manager, she began reviewing the daily overdrawn checking account report in a different way.

"I looked for names that didn't usually appear on the reports, individuals who had few previous account issues," she says. "Then I'd call, offering my assistance as their personal banker - someone who could help them with any financial need."

According to Mary, most of the customers she called, and continues to call, are surprised to learn that they've overdrawn their accounts. After talking with each customer, she recommends financial solutions that meet the individual's needs.

For instance, she recently contacted a small business customer who had overdrawn a personal checking account. She learned that the business had a $35,000 credit line with National City and several loans from other banks. Mary knew she could make a difference.

"Today this customer benefits from a more convenient and efficient financial relationship," Mary points out. "We consolidated $340,000 in non-National City loans for the company and increased their credit line to $100,000."

What Mary's built with her approach is remarkable and it exemplifies one of the many ways we're enhancing the branch experience for our customers. In fact, customers are so pleased to have her as their personal banker, they consistently send family, friends and acquaintances her way.

"My philosophy is really pretty simple," claims Mary. "If you take care of people and find ways to say `yes,' you'll always win."



NATIONAL CITY MORTGAGE CO.

This past May, National City Mortgage Co. celebrated the milestone of surpassing the one-million-mortgage mark in servicing for the first time since the company's inception in 1955. A dedication to working with customers, even when they experience difficult times, has enabled our servicing portfolio to grow from $16 billion in 1996 to more than $141 billion today.

National City Mortgage Co. is now ranked as the country's eighth largest residential loan originator, according to Inside Mortgage Finance magazine.



                                                      2003 ANNUAL REPORT       7

BOARD OF DIRECTORS
--------------------------------------------------------------------------------




(PHOTO OF DAVID           (PHOTO OF JON E.            (PHOTO OF JAMES             (PHOTO OF JOHN                (PHOTO OF DUANE
   DABERKO)                  BARFIELD)                 S. BROADHURST)                W. BROWN)                     E. COLLINS)


David A. Daberko         Jon E. Barfield             James S. Broadhurst         John W. Brown                  Duane E. Collins
(2,3)                    (1,3)                       (1,7)                       (3,4,5)                        (2,3,5,6)
Chairman & CEO           Chairman & President        Chairman & CEO              Chairman & CEO                 Chairman
National City            The Bartech Group, Inc.     Eat'n Park Hospitality      Stryker Corporation            Parker Hannifin
Corporation                                          Group, Inc.                                                Corporation




(PHOTO OF CHRISTOPHER    (PHOTO OF DANIEL            (PHOTO OF JOSEPH             (PHOTO OF BERNADINE            (PHOTO OF PAUL
     M. CONNOR)              E. EVANS)                  T. GORMAN)                   P. HEALY, M.D)                A. ORMOND)


Christopher M. Connor    Daniel E. Evans             Joseph T. Gorman            Bernadine P. Healy, M.D.       Paul A. Ormond
(5,6)                    (1,2)                       (4,5)                       (3,6,7)                        (3,5,6)
Chairman & CEO           Retired Chairman            Retired Chairman            Medicine and Health            Chairman, President
The Sherwin-Williams     Bob Evans Farms, Inc.       TRW Inc.                    Columnist and Senior           & CEO
Company                                                                          Writer, U.S. News and          Manor Care, Inc.




(PHOTO OF ROBERT         (PHOTO OF GERALD            (PHOTO OF JEROME             (PHOTO OF JERRY SUE           (PHOTO OF MORRY
    A. PAUL)                  L. SHADEEN)                  F. TATAR)                THORNTON, PH.D.)                 WEISS)


Robert A. Paul           Gerald L. Shaheen           Jerome F. Tatar             Jerry Sue Thornton, Ph.D.      Morry Weiss
(1,2,3,7)                (4,5)                       (1,3,7)                     (2,6,7)                        (3,4,7)
President & CEO          Group President             Retired Chairman            President                      Chairman
Ampco-Pittsburgh         Caterpillar Inc.            MeadWestvaco Corporation    Cuyahoga Community College     American Greetings
Corporation                                                                                                     Corporation




Committees:

(1) Audit        (4) Nominating and Board             (6) Public Policy
(2)Dividend          of Directors Governance          (7) Investment
(3)Executive     (5) Compensation and Organization


OFFICERS
--------------------------------------------------------------------------------

OFFICE OF THE CHAIRMAN         EXECUTIVE VICE PRESIDENTS             SENIOR VICE PRESIDENTS

David A. Daberko               James R. Bell III                     Jeffrey M. Biggar                Joseph T. McCartin
   Chairman and CEO            Paul G. Clark                         William I. Cornett, Jr.          Bruce A. McCrodden
William E. MacDonald III       John D. Gellhausen                    Richard J. DeKaser               T. Michael Price
   Vice Chairman               Thomas W. Golonski                    J. Andrew Dunham                 Thomas A. Richlovsky
                               Jon L. Gorney                         Daniel L. Frate                     Treasurer
                               Jeffrey D. Kelly                      Paul D. Geraghty                 William H. Schecter
                                  Chief Financial Officer            Kenneth M. Goetz                 Karin L. Stone
                               Timothy J. Lathe                      Jane Grebenc
                               Herbert R. Martens, Jr.               Mary H. Griffith
                               Robert J. Ondercik                    James P. Gulick
                               Ted M. Parker                            General Auditor
                               J. Armando Ramirez                    James Hughes
                               Peter E. Raskind                      Thomas C. Kaylor
                               Philip L. Rice                        J. Michael Kearney
                               Shelley J. Seifert                    Janis E. Lyons
                               Stephen A. Stitle                        Comptroller
                               David L. Zoeller                      W. Robert Manning, Jr.
                                  General Counsel and Secretary




2003 ANNUAL REPORT                8

2003 ANNUAL REPORT

FINANCIAL REVIEW

                               FINANCIAL  REVIEW

This Annual Report contains forward-looking statements. See page 28 for further information on the risks and uncertainties associated with forward-looking statements.

The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for each of the past three years and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 35 through 75.

Overview

The primary source of National City's revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

During 2003, interest rates reached record low levels resulting in an unprecedented volume of mortgage loan originations. As a result, mortgage-related business contributed to record earnings in 2003, including production and sale of loans, and earnings on the mortgage warehouse (mortgage loans closed, but not yet sold into the secondary market). A rapid rise in interest rates during the third quarter slowed mortgage loan volume. The mortgage warehouse, which peaked in July 2003, has since continued to decline in size as loans sold outpaced new loan activity. The large balance in the warehouse during 2003 benefited both net interest income and net interest margin. As the warehouse declines, both net interest income and net interest margin are expected to be lower going into 2004, as the carrying spread on the warehouse is wider than that of most other assets on the balance sheet. Industry expectations are for mortgage originations to fall approximately 50% nationally in 2004. Other sources of consumer lending, such as home equity loans, remain on a positive trend. However, this activity will likely not completely offset the decline in mortgage loan volumes in the near term.

Low levels of corporate investment spending continued in 2003 as many companies continued to experience excess capacity. Commercial loans outstanding declined in 2003 as payoffs exceeded new loan volume. A lift in business spending in 2004, typically accompanied by an increase in interest rates, would significantly increase earnings in the commercial lending business. Certain economic indicators suggest that business spending has begun to increase; however, uncertainty exists as to how robust and sustainable this trend will be in 2004.

Growth in core deposits continued to be strong throughout 2003. This growth reflects a number of strategic initiatives to grow the deposit base, including investing in new technology, upgrading branch management, and developing an enhanced retail sales culture. These initiatives will continue in 2004 and beyond. Deposit balances associated with mortgage escrow funds are expected to decrease in 2004 as mortgage loan activity declines.

Credit costs continued to be high in 2003, but recent trends have shown improvement as corporate cash flows have strengthened and consumers' financial position has improved in line with an improving economy. Nonperforming assets at the end of 2003 were $657 million, declining about $160 million year-over-year, and other credit indicators show positive trends. Given this improvement, the loan loss provision will most likely be lower in 2004 than in 2003.

Restatement of Prior Period Financial Statements

National City has restated prior period financial results as a result of discussions with the Securities and Exchange Commission (SEC) staff on the application of certain technical provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, governing when hedge accounting is permitted to be applied. These provisions pertained specifically to the design and frequency of effectiveness tests.

The restatement primarily changed the timing of recognition of changes in the fair value of loans held for sale and mortgage servicing rights in the financial statements, moving mortgage revenue and net income among several quarters and between years during the three-year period ended December 31, 2003. There was no effect on cash flow, and the hedging programs themselves have not changed.

Management has modified its effectiveness testing methods for 2004 pursuant to discussions with the SEC staff. It is not possible to specify what the exact impact might be other than increased potential for quarterly earnings volatility in periods of significant changes in interest rates. System enhancements initiated in 2002 and completed at year-end 2003 are expected to meet the more rigorous contemporaneous testing standards requested by the SEC. The actual hedging strategies themselves, which have been highly effective in economic terms, will not change as a result of these actions.

Net income for 2002, previously reported as $1.6 billion, or $2.59 per diluted share, was restated to $1.4 billion, or $2.35 per diluted share. Net income for 2001, previously reported as $1.4 billion, or $2.27 per diluted share, remained unchanged, but quarterly results within the year were restated with no net effect for the full year. In addition, net income for the first nine months of 2003, previously reported as $1.5 billion, or $2.42 per diluted share, was restated to $1.6 billion, or $2.55 per diluted share. Quarterly results within each period were also affected. Reconciliations of the restated results for all affected periods to the results previously reported are included in the Quarterly Summary section of this Financial Review on pages 30 and 31 and in
Note 1 to the consolidated financial statements.

All applicable data within this Annual Report has been adjusted to reflect the restatement.

FINANCIAL REVIEW CONTINUED
2003 ANNUAL REPORT

10

---------------------------------------------------------------------------------------------------------------
                                                                            Daily Average Balance
---------------------------------------------------------------------------------------------------------------
                   (DOLLARS IN MILLIONS)                        2003       2002      2001      2000      1999
---------------------------------------------------------------------------------------------------------------
ASSETS
  Earning assets:
   Loans(a):
    Commercial                                                $ 21,403   $ 23,989   $26,029   $23,575   $21,080
    Commercial construction                                      2,343      1,380     1,262     1,255     1,279
    Real estate - commercial                                     9,483      8,005     6,788     6,222     6,239
    Real estate - residential                                   45,972     29,615    21,796    14,423    12,427
    Home equity lines of credit                                  9,241      6,986     5,215     4,204     3,312
    Credit card and other unsecured lines of credit              2,155      1,900     2,197     2,431     2,025
    Other consumer                                               8,059     11,384    12,318    13,215    13,831
---------------------------------------------------------------------------------------------------------------
      Total loans                                               98,656     83,259    75,605    65,325    60,193
   Securities available for sale, at amortized cost:
    Taxable                                                      6,548      8,154     7,977    11,195    14,139
    Tax-exempt                                                     669        674       733       793       866
---------------------------------------------------------------------------------------------------------------
      Total securities available for sale                        7,217      8,828     8,710    11,988    15,005
   Federal funds sold, security resale agreements, and other
    investments                                                    973        854       522       469       923
---------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates         106,846     92,941    84,837    77,782    76,121
  Allowance for loan losses                                     (1,124)    (1,033)     (975)     (987)     (987)
  Fair value appreciation (depreciation) of securities
   available for sale                                              257        255       167      (310)      129
  Nonearning assets                                             12,398     11,260     9,055     9,065     9,028
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $118,377   $103,423   $93,084   $85,550   $84,291
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing liabilities:
   NOW and money market accounts                              $ 25,378   $ 20,740   $18,120   $16,549   $16,804
   Savings accounts                                              2,423      2,561     2,713     3,207     3,818
   Consumer time deposits                                       13,729     15,064    15,332    15,457    14,898
   Other deposits                                                2,752      3,613     5,802     2,936     3,053
   Foreign deposits                                              7,002      6,302     4,319     3,128     2,679
   Federal funds borrowed                                        7,895      5,459     4,637     3,043     3,258
   Security repurchase agreements                                3,013      3,327     3,887     3,846     4,821
   Borrowed funds                                                1,556      2,406     1,748     2,687     2,879
   Long-term debt                                               24,854     19,558    16,415    16,454    13,316
---------------------------------------------------------------------------------------------------------------
      Total interest bearing liabilities/total interest
       expense/rates                                            88,602     79,030    72,973    67,307    65,526
  Noninterest bearing deposits                                  17,203     13,685    11,622    10,792    11,473
  Accrued expenses and other liabilities                         3,600      2,735     1,515     1,311     1,061
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              109,405     95,450    86,110    79,410    78,060
---------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       8,972      7,973     6,974     6,140     6,231
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $118,377   $103,423   $93,084   $85,550   $84,291
===============================================================================================================
NET INTEREST INCOME
===============================================================================================================
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
---------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
===============================================================================================================

(a)Includes both portfolio loans and loans held for sale or securitization

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, including interest bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. Changes in net interest income are most often measured through two statistics - interest spread and net interest margin. The difference between the yields on earning assets and the rates paid on interest bearing liabilities represents the interest spread. The net interest margin is expressed as the percentage of net interest income to average earning assets. Both the interest spread and net interest margin are presented on a tax-equivalent basis. Because noninterest bearing sources of funds, or free funding, principally demand deposits and stockholders' equity, also support earning assets, the net interest margin exceeds the interest spread.

The table above presents net interest income, interest spread, and net interest margin for the five years 1999 through 2003, comparing daily average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense and the corresponding average rates earned and paid. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2003, 2002, and 2001 were $28 million, $30 million, and $34 million, respectively. Average outstanding loan balances include nonperforming loans and loans held for sale or securitization. Average outstanding securities balances are computed based on amortized cost and exclude unrealized gains and losses on securities available for sale.

2003 ANNUAL REPORT

---------------------------------------------------------------------------------------
                 Interest                                   Average Rate
---------------------------------------------------------------------------------------
 2003     2002     2001     2000     1999     2003     2002     2001     2000     1999
---------------------------------------------------------------------------------------
$  818   $1,133   $1,791   $2,083   $1,648    3.82%    4.72%    6.88%    8.84%    7.82%
   103       79      100      112      102    4.41     5.72     7.92     8.92     7.97
   581      534      540      550      538    6.13     6.68     7.96     8.83     8.62
 2,964    2,119    1,712    1,199      963    6.45     7.15     7.85     8.31     7.75
   386      351      397      393      285    4.18     5.02     7.61     9.35     8.61
   173      176      264      338      267    8.01     9.26    12.04    13.92    13.19
   569      953    1,072    1,126    1,147    7.07     8.38     8.70     8.53     8.30
---------------------------------------------------------------------------------------
 5,594    5,345    5,876    5,801    4,950    5.69     6.42     7.77     8.88     8.22
   339      509      480      698      876    5.17     6.25     6.02     6.23     6.20
    51       55       59       64       72    7.68     8.15     8.13     8.12     8.24
---------------------------------------------------------------------------------------
   390      564      539      762      948    5.41     6.39     6.20     6.36     6.32
    41       37       33       37       52    4.17     4.26     6.29     7.85     5.63
---------------------------------------------------------------------------------------
$6,025   $5,946   $6,448   $6,600   $5,950    5.64%    6.40%    7.60%    8.49%    7.82%
$  257   $  301   $  503   $  621   $  520    1.01%    1.45%    2.78%    3.76%    3.09%
    11       21       36       53       65     .45      .82     1.33     1.67     1.69
   506      646      843      885      762    3.69     4.28     5.50     5.72     5.11
    34       67      244      184      155    1.23     1.84     4.20     6.26     5.09
    84      114      152      194      134    1.20     1.81     3.53     6.19     5.02
   114      116      186      195      166    1.44     2.12     4.02     6.43     5.10
    19       35      111      200      202     .63     1.04     2.86     5.21     4.19
    18       37       64      165      144    1.20     1.55     3.66     6.13     5.01
   587      573      837    1,111      765    2.36     2.94     5.10     6.75     5.74
---------------------------------------------------------------------------------------
$1,630   $1,910   $2,976   $3,608   $2,913    1.84%    2.42%    4.08%    5.36%    4.45%
=======================================================================================
$4,395   $4,036   $3,472   $2,992   $3,037
=======================================================================================
                                              3.80%    3.98%    3.52%    3.13%    3.37%
                                               .31      .36      .57      .72      .62
---------------------------------------------------------------------------------------
                                              4.11%    4.34%    4.09%    3.85%    3.99%
=======================================================================================

In order to manage exposure to changes in interest rates, the Corporation uses various types of derivative instruments. The effects of derivative instruments used to manage interest rate risk associated with earning assets and interest bearing liabilities are included in interest income or expense of the hedged item and consequently affect the yields on those assets and liabilities. Further discussion of the derivative instruments used to manage interest rate risk and the accounting for these instruments is included in Notes 1 and 25 to the consolidated financial statements. A discussion of the effects of changing interest rates is included in the Market Risk section beginning on page 23.

Strong mortgage loan volumes, a higher level of core deposits, and lower funding costs drove the growth in net interest income in both 2003 and 2002.

The net interest margin, which had benefited in 2002 and 2001 from declining interest rates, was unfavorably affected in 2003 by the sustained low rate environment, which served to narrow deposit spreads.

The record low interest rate environment continued to boost mortgage-related loan production throughout much of 2003, which increased the average balance of mortgage loans held for sale to close to triple that of just two years ago and drove significant growth in the amount of nonconforming residential real estate and home equity loans retained in the loan portfolio.

Solid growth in core deposits over the past three years, fueled by strategic initiatives to grow this funding source, as well as higher mortgage-banking escrow balances, also aided net interest income growth. The Corporation considers noninterest bearing deposits, NOW and money market accounts, savings accounts, and consumer time deposits to be core deposits.

Going into the first half of 2004, it is anticipated that net interest income and the net interest margin will be lower as a result of the continued decline in the

FINANCIAL REVIEW CONTINUED
2003 ANNUAL REPORT

12

warehouse of mortgage loans held for sale, which peaked in the third quarter of 2003.

Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources is included in the Financial Condition section beginning on page 16.

The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income due to volume and rate variances for major categories of earning assets and interest bearing liabilities. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

--------------------------------------------------------------------------------------
                               2003 VS 2002                         2002 vs 2001
                        ---------------------------     ------------------------------------
                        DUE TO CHANGE IN                 Due to Change in
                        ----------------      NET       ------------------       Net
(IN MILLIONS)           VOLUME     RATE      CHANGE     VOLUME      RATE       CHANGE
--------------------------------------------------------------------------------------
INCREASE (DECREASE) IN TAX-
EQUIVALENT INTEREST INCOME -
Loans:
 Commercial             $(122)     $(193)    $(315)     $(142)     $  (516)    $ (658)
 Commercial
 construction              55        (31)       24          9          (30)       (21)
 Real estate -
 commercial                99        (52)       47        100         (106)        (6)
 Real estate -
 residential            1,166       (321)      845        615         (208)       407
 Home equity lines of
 credit                   113        (78)       35        135         (181)       (46)
 Credit card and other
 unsecured lines of
 credit                    24        (27)       (3)       (36)         (53)       (89)
 Other consumer          (278)      (106)     (384)       (82)         (36)      (118)
Securities available
 for sale                (103)       (71)     (174)         8           17         25
Federal funds sold,
 security resale
 agreements, and other
 investments                5         (1)        4         21          (17)         4
--------------------------------------------------------------------------------------------
TOTAL                   $ 959      $(880)    $  79      $ 628      $(1,130)    $ (502)
============================================================================================
INCREASE (DECREASE) IN
 INTEREST EXPENSE -
Deposits:
 NOW and money market
 accounts               $  66      $(110)    $ (44)     $  72      $  (273)    $ (201)
 Savings accounts          (1)        (9)      (10)        (2)         (13)       (15)
 Consumer time
 deposits                 (58)       (82)     (140)       (15)        (183)      (198)
 Purchased deposits        (3)       (60)      (63)        (8)        (207)      (215)
Federal funds
 borrowed, security
 repurchase
 agreements, and
 borrowed funds            15        (52)      (37)        32         (206)      (174)
Long-term debt            182       (168)       14        160         (423)      (263)
--------------------------------------------------------------------------------------------
TOTAL                   $ 201      $(481)    $(280)     $ 239      $(1,305)    $(1,066)
============================================================================================
INCREASE IN TAX-EQUIVALENT NET
 INTEREST INCOME                             $ 359                             $  564
============================================================================================

Noninterest Income
Details of noninterest income follow:

----------------------------------------------------------------
             (IN MILLIONS)                 2003    2002    2001
----------------------------------------------------------------
Mortgage banking revenue                  $1,482  $  590  $  525
Deposit service charges                      568     514     469
Payment processing revenue                   478     451     465
Trust and investment management fees         291     307     320
Card-related fees                            169     157     170
Brokerage revenue                            122     109      98
Other service fees                           106     102     115
Other                                        333     264     371
----------------------------------------------------------------
TOTAL FEES AND OTHER INCOME                3,549   2,494   2,533
Securities gains, net                         47      81     145
----------------------------------------------------------------
TOTAL NONINTEREST INCOME                  $3,596  $2,575  $2,678
================================================================

On the strength of mortgage banking revenue, noninterest income grew to $3.6 billion in 2003, up from $2.6 billion in 2002 and $2.7 billion in 2001. Mortgage banking revenue includes mortgage loan servicing, hedging, origination, and sales activity conducted through National City Mortgage Co. (NCMC), as well as nonconforming mortgage loan origination and sales activity conducted through First Franklin Financial Corporation (First Franklin), both wholly-owned subsidiaries of the Corporation.

The Corporation sells substantially all of its NCMC loan production into the secondary market and retains the servicing rights. Approximately one-half of the loans originated by First Franklin are also sold as whole loans (with servicing released) to third parties, with the remainder held in portfolio.

Details of mortgage banking revenue follow:

------------------------------------------------------------------
              (IN MILLIONS)                  2003    2002    2001
------------------------------------------------------------------
Servicing revenue:
 Net servicing fees                         $  422   $ 368   $ 270
 Amortization of mortgage servicing assets    (514)   (358)   (197)
 Mortgage servicing asset impairment
  recovery (charge)                            195    (246)    (88)
 Mortgage servicing asset ineffective
  hedge and other derivative gains, net        176     443     145
 Other                                           5      --     (16)
------------------------------------------------------------------
 Net servicing revenue                         284     207     114
NCMC origination and sales revenue             881     230     352
First Franklin origination and sales
 revenue                                       317     153      59
------------------------------------------------------------------
TOTAL MORTGAGE BANKING REVENUE              $1,482   $ 590   $ 525
==================================================================

Information on mortgage loan originations and sales follows:

-----------------------------------------------------------------
           (IN MILLIONS)               2003      2002      2001
-----------------------------------------------------------------
NCMC loans originated for sale       $102,615   $78,939   $56,043
First Franklin loans:
 Total loans originated                20,138    10,717     6,301
 Less: loans retained in portfolio    (10,233)   (5,547)   (3,836)
-----------------------------------------------------------------
 Total First Franklin loans
  originated for sale                   9,905     5,170     2,465
-----------------------------------------------------------------
TOTAL MORTGAGE LOANS
 ORIGINATED FOR SALE                 $112,520   $84,109   $58,508
=================================================================

NCMC loan sales                      $108,514   $67,553   $41,009
First Franklin loan sales               8,937     4,559     2,070
-----------------------------------------------------------------
TOTAL MORTGAGE LOAN SALES            $117,451   $72,112   $43,079
=================================================================

2003 ANNUAL REPORT

The growth in mortgage banking revenue during 2003 was reflective of record mortgage originations driven by the historically low interest rate environment, record sales of mortgages sold into the secondary market, and successful hedging strategies to protect the value of mortgage servicing assets (MSRs), partially offset by higher MSR amortization expense. Mortgage loans originated for sale to third parties increased to $112.5 billion in 2003, up from $84.1 billion in 2002 and $58.5 billion in 2001. Mortgage loan sales for 2003 of $117.5 billion outpaced originations resulting in a decrease in the mortgage loan warehouse to $14.5 billion at December 31, 2003 from $24.5 billion at December 31, 2002. Mortgage loan originations declined during the fourth quarter of 2003 as a result of higher interest rates and decreased demand for refinancing. Given an outlook for higher interest rates, this trend is expected to continue into 2004 resulting in lower mortgage loan originations and sales on a year-over-year basis.

The Corporation typically retains the right to service the NCMC mortgage loans it sells. Upon sale, the Corporation recognizes a mortgage servicing right (MSR) asset, which represents the present value of the estimated future net servicing cash flows to be realized over the estimated life of the underlying loan. As a result of the high volume of mortgage loan production and sales in 2003, the unpaid principal balance of loans serviced for third parties increased to $141.1 billion at December 31, 2003, up from $101.9 billion at December 31, 2002, and $73.9 billion at December 31, 2001. Accordingly, the carrying value of mortgage servicing assets also grew to $1.3 billion at December 31, 2003 up from $950 million at December 31, 2002.

The value of MSRs is sensitive to changes in interest rates. In a low rate environment, as was experienced during most of 2003 and 2002, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the estimated carrying value of existing MSRs. Conversely, as interest rates rise, as was experienced during the third quarter of 2003, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the estimated value of MSRs. The Corporation manages the risk associated with declines in the estimated value of MSRs by using derivative instruments. Further detail on MSRs, including a sensitivity analysis of the effect changes in assumptions have on the estimated value of servicing assets, is included in Note 12 to the consolidated financial statements.

The growth in deposit service charges in 2003 and 2002 is a result of growth in core deposits and deposit accounts, a higher level of customer debit card usage, and fewer waived fees.

Trust and investment management fees include both institutional and personal accounts and is based primarily on the market value of assets under administration. Trust and investment management fees have declined since 2001 as the result of lower assets under administration. At December 31, 2003, the Corporation had total assets under administration of $111.6 billion, compared to $131.3 billion at December 31, 2002, and $147.2 billion at December 31, 2001. Managed assets under administration increased to $59.4 billion at December 31, 2003, as the result of improved equity markets which more than offset the effect of withdrawals and distributions in excess of new business, compared to $57.6 billion at December 31, 2002, but were still below the balance at December 31, 2001 of $65.0 billion. Proprietary Armada(R) mutual fund balances, included in assets under management, totaled $15.3 billion, $16.0 billion, and $18.3 billion at December 31, 2003, 2002 and 2001, respectively.

The year-over-year growth in brokerage revenue in 2003 and 2002 resulted from better alignment and integration of retail brokerage activities with the retail branch network. In addition, in 2003, retail brokerage equity trading activities were aided by the recovery in the equity markets.

Other fee income increased in 2003 due to growth in insurance revenue, increases in derivative gains, and higher principal investment gains. Insurance revenue increased to $73 million in 2003 from $45 million in 2002 as a result of title insurance commissions and private mortgage insurance contract premiums. Derivative gains, which were mainly associated with increases in the fair values of derivative instruments used to economically hedge risk associated with yield curve flattening as well as to hedge deferred compensation liabilities, were $100 million in 2003, up from $24 million in 2002. Gains recognized on principal investments were $7 million in 2003 compared to losses of $23 million in 2002. Principal investments are carried at estimated fair value with losses resulting from regularly adjusting the carrying values to the most recent estimation of fair value recognized in earnings. Further detail on the principal investments portfolio is included in Notes 1 and 10 to the consolidated financial statements. Partially offsetting increases in other fee income were asset securitization gains of $50 million recognized in 2002 that did not recur in 2003.

Other fee income declined in 2002 principally due to the recognition in 2001 of an $89 million gain from the sale of the Corporation's preferred share interest in National Asset Management Corporation (NAMCO), a former subsidiary of National City, and $20 million of gains recognized on stock received from insurance company demutualizations. Losses on principal investments also contributed to the decline as $23 million of losses on these investments were recognized in 2002 compared to only $2 million in 2001. Partially offsetting the decrease in 2002 in fee income from the aforementioned items was an increase in asset securitization gains, which were $50 million in 2002 compared to $21 million in 2001.

Net securities gains are summarized as follows:

-------------------------------------------------------------
              (IN MILLIONS,
        EXCEPT PER SHARE AMOUNTS)          2003   2002   2001
-------------------------------------------------------------
Net gains:
 Equity securities                         $40    $77    $142
 Debt securities                             7      4       3
-------------------------------------------------------------
Net pretax gains                            47     81     145
Tax provision                               11     23      51
-------------------------------------------------------------
EFFECT ON NET INCOME                        36     58      94
=============================================================
EFFECT ON DILUTED NET INCOME PER SHARE     $.06   $.09   $.15
=============================================================

FINANCIAL REVIEW CONTINUED
2003 ANNUAL REPORT

14

Gains and losses on debt securities are generated mainly from the investment portfolio maintained for asset/liability management purposes, while equity securities gains are generated primarily from the Corporation's bank stock fund, an internally managed equity portfolio of bank and thrift common stock investments.

Pre-tax gains from the bank stock fund were $40 million, $74 million, and $123 million in 2003, 2002, and 2001, respectively. Of the total bank stock gains recognized in 2003 and 2002, $15 million and $14 million represented appreciation on securities donated to the Corporation's charitable foundation. In addition to gains from the bank stock fund, equity securities gains in 2001 included pretax gains of $19 million on Student Loan Marketing Association stock that was called. The lower level of gains recognized in 2003 and 2002 in comparison to 2001 is due to a smaller portfolio and market conditions.

Noninterest Expense

Details of noninterest expense follow:

----------------------------------------------------------------
            (IN MILLIONS)                2003     2002     2001
----------------------------------------------------------------
Salaries, benefits, and other
 personnel                              $2,215   $1,865   $1,710
Third-party services                       295      239      204
Equipment                                  261      245      239
Net occupancy                              233      225      213
Card processing                            218      211      199
Postage and supplies                       138      128      129
Marketing and public relations             136      146       71
Telecommunications                          84       86       85
State and local taxes                       62       61       52
Travel and entertainment                    61       61       58
Goodwill and other intangibles
 amortization                               23       21       86
Other                                      362      442      299
----------------------------------------------------------------
TOTAL NONINTEREST EXPENSE               $4,088   $3,730   $3,345
================================================================

Noninterest expense was $4.1 billion in 2003, compared to $3.7 billion in 2002 and $3.3 billion in 2001. The increases over the past two years are a result of increased personnel, third party services, and operational costs associated with increased business volumes and various brand development initiatives.

Details of salaries, benefits, and other personnel expense follow:

----------------------------------------------------------------
            (IN MILLIONS)                2003     2002     2001
----------------------------------------------------------------
Salaries and incentive compensation     $1,728   $1,588   $1,482
Medical and other benefits                 231      160      137
Contract labor                             110       72       60
Severance and other                        146       45       31
----------------------------------------------------------------
TOTAL SALARIES, BENEFITS, AND OTHER
 PERSONNEL                              $2,215   $1,865   $1,710
================================================================
FULL-TIME EQUIVALENT EMPLOYEES          33,331   32,731   32,360
================================================================

Salaries and incentive costs increased in 2003 and 2002 primarily due to increases in mortgage-banking staff and record mortgage origination and sale volume. The increases in contract labor in both years were also mainly driven by mortgage activity. In addition, the Corporation recorded severance expenses of $77 million in 2003, included in severance and other above, associated with a voluntary early retirement program and position eliminations across all business lines.

Third-party services increased in both 2003 and 2002 primarily due to increases in outsourcing activities related to mortgage banking volumes, and to a lesser extent, increases in payment processing referral fees and professional services.

Marketing and public relations expense rose in 2003 and 2002 in comparison to 2001 due to donations of appreciated investment securities to the Corporation's charitable foundation of $40 million and $53 million in 2003 and 2002, respectively. Excluding these charges, marketing and public relations expense increased due to costs associated with a brand awareness campaign, which included targeted television and print advertising across the National City footprint.

Amortization expense associated with goodwill declined in 2002 due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Upon adoption on January 1, 2002, the Corporation ceased amortizing its goodwill. Further discussion of the adoption of SFAS 142 and detail of the components of goodwill and other intangible assets is included in Note 11 to the consolidated financial statements.

Other noninterest expense decreased in 2003 compared to 2002 due to lower automobile residual value charges, lower non-credit related fraud losses, and a $16 million loss recognized in 2002 on the consolidation of a commercial paper conduit. Automobile lease residual value charges were $14 million and $51 million in 2003 and 2002, respectively.

Other noninterest expense increased in 2002 compared to 2001 primarily due to losses related to the revaluation of community development and civic partnership investments, which totaled $68 million in 2002, compared to $7 million in 2001. In addition, 2002 results include higher expenses associated with mortgage banking activities, increases in minority interest expense and non-credit related fraud losses, and the loss upon consolidation of the commercial paper conduit, as described above. Partially offsetting the increase in other expense in 2002 was a decline in write-downs taken on automobile lease residual values, which totaled $51 million in 2002 compared to $67 million in 2001.

The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 51.46% for 2003, down from 57.12% in 2002 and 55.70% in 2001. The lower efficiency ratio in 2003 was due to revenue growth and cost management across all business lines.

Income Taxes

The Corporation's effective tax rate for 2003, 2002, and 2001 was 34.6%, 33.3% and 35.9%, respectively. The rate increased in 2003 mainly due to the effect of state taxes, driven largely by mortgage banking activities. The higher effective rate in 2001 resulted primarily from a $40 million charge related to the settlement of a tax exposure on corporate-owned life insurance deductions. A reconciliation of the effective tax rate to the statutory tax rate is included in Note 21 to the consolidated financial statements.

2003 ANNUAL REPORT

Line of Business Results

National City is organized and managed along five major business lines, as described in Note 27 to the consolidated financial statements. Net income by line of business follows:

-----------------------------------------------------------
          (IN MILLIONS)             2003     2002     2001
-----------------------------------------------------------
Consumer and Small Business
 Financial Services                $  627   $  611   $  606
Wholesale Banking                     315      251      368
National Consumer Finance           1,338      538      166
Asset Management                       94       97      110
National Processing                    49       51       53
Parent and Other                     (306)    (101)      85
-----------------------------------------------------------
CONSOLIDATED NET INCOME            $2,117   $1,447   $1,388
===========================================================

Consumer and Small Business Financial Services (CSB): Net income growth over the past three years is the result of strong growth in core deposits and consumer lending. This growth reflects fundamental improvements in service quality; customer care; training, incentives, and career paths for branch employees; and competitive product offerings such as free checking, on-line bill payment, and enhanced small business banking services. Credit quality has been relatively stable. The persistence of low market interest rates has compressed deposit spreads, resulting in declines in net interest income in spite of volume growth. Fee income, on the other hand, has benefited from growth in deposit and other service fees, reflecting higher volumes of transactions and account growth, and title insurance commissions and private mortgage insurance premiums driven by the strong mortgage market. Loan growth has been good in all categories, especially home equity, partially offset by the run-off of the automobile lease portfolio. CSB ceased originating automobile leases in December 2000, and since then the portfolio has declined from $1.8 billion to $151 million, and will be substantially gone in 2004. Noninterest expense includes charges taken in 2003, 2002, and 2001 to recognize the estimated losses on lease residual values in the amounts of $14 million, $51 million, and $67 million, respectively. The 2003 amount is net of insurance recoveries of $13 million. Additional insurance recoveries are possible in 2004.

Wholesale Banking: Net income growth in 2003 reflects revenue growth, improving credit quality, and good expense controls, and the decline in 2002 is primarily from higher credit costs. Net interest income in 2003 benefited from wider loan spreads, as loan outstandings declined. Loan activity was weakest in the capital markets portfolio, which includes purchased nationally syndicated loans and structured finance, and strongest in commercial real estate. Regional middle market lending was positive in terms of new customer acquisition, but line utilization remained low. Noninterest income was aided by revenue from investment banking and related activities, treasury management services, and principal investment gains. Principal investment gains were $7 million in 2003 versus losses of $23 million and $2 million in 2002 and 2001, respectively. Noninterest expense included residual value write-downs on commercial leases of $16 million in 2003 and $9 million in 2002, principally related to commercial aircraft.

National Consumer Finance (NCF): Net income growth in the past three years was due to a combination of strong mortgage and housing markets, strategic decisions in the late 1990s to enter the national home equity and nonconforming mortgage businesses, and successful hedging strategies to protect the value of mortgage servicing rights (MSRs). Production of mortgage loans for sale reached a record $112.5 billion in 2003, up from $84.1 billion in 2002 and $58.5 billion in 2001. Most of the increase represented refinancing of existing loans, although new purchase volume also grew during these periods. A record-low interest rate environment in 2003 stimulated mortgage activity nationally and at NCF. While most of NCF's revenue was generated from the sale of mortgage loans in 2002 and 2003, the business also benefited from net interest income on loans prior to sale and portfolio loan growth, the latter arising from the retention of a portion of First Franklin nonconforming loan production, as well as robust growth in the National Home Equity division. Servicing income was also strong, as loans serviced for third parties grew from $73.9 billion at the end of 2001 to $141.1 billion at the end of 2003. Servicing revenue benefited from growth in loans serviced, as well as from the effects of hedging transactions designed to protect MSRs from declines in value arising from prepayments. Absent hedging, declines in the value of MSRs during this period would have negated much of the overall net income growth.

Asset Management: The decline in net income over the three years was due mainly to lower levels of assets under administration, resulting in lower fee income. In 2002 most of the decline in assets under administration came from declines in market value. In 2003, market value increased, but was more than offset by withdrawals and distributions in excess of new business.

National Processing: Net income decreased slightly in both 2003 and 2002, despite increases in transaction volumes and associated revenues, due mainly to lower margins in the national market sector of the business. That price compression more than offset strong growth in the more profitable regional sector of the business. This business line's results were also hurt by lower market interest rates, which reduced interest income earned on its excess cash.

Parent and Other: This category includes the results of investment funding activities, certain unallocated corporate income and expense items, and intersegment revenue and expense eliminations. The larger loss in 2003 reflects, on a fundamental basis, the cost of maintaining an asset-sensitive interest rate risk position in a low interest rate environment, and was further affected by several unusual items. The major items affecting comparisons of 2003 to 2002 were higher severance and related charges ($81 million versus $33 million) and lower bank stock fund gains ($40 million versus $74 million). The net loss for 2002 relative to net income for 2001 reflects higher bank stock fund gains in 2001 and the $89 million gain on the sale of the preferred stock of NAMCO. In addition, the parent incurred expenses of $40 million and $53 million in 2003 and 2002, respectively, upon donation of securities to the Corporation's charitable foundation, with no comparable expense in 2001.

FINANCIAL REVIEW CONTINUED
2003 ANNUAL REPORT

16

Financial Condition

PORTFOLIO LOANS: End-of-period and average portfolio loan balances by category at December 31 follow:

---------------------------------------------------------------------
    (IN MILLIONS)      2003      2002      2001      2000      1999
---------------------------------------------------------------------
AS OF DECEMBER 31:
Commercial            $19,164   $22,632   $25,438   $25,425   $22,148
Commercial
 construction           2,289     2,090     1,314     1,279     1,255
Real estate -
 commercial             9,828     9,385     7,281     6,511     6,012
Real estate -
 residential           27,394    19,972    14,764    13,357    10,396
Home equity lines of
 credit                10,950     8,062     5,828     4,779     3,686
Credit card and other
 unsecured lines of
 credit                 2,324     2,030     1,867     2,152     2,340
Other consumer          7,330     7,963    11,549    12,101    14,367
---------------------------------------------------------------------
TOTAL PORTFOLIO LOANS $79,279   $72,134   $68,041   $65,604   $60,204
=====================================================================
AVERAGE:
Commercial            $21,390   $23,978   $26,010   $23,575   $21,080
Commercial
 construction           2,343     1,380     1,262     1,255     1,279
Real estate -
 commercial             9,483     8,005     6,788     6,222     6,239
Real estate -
 residential           23,301    15,682    14,007    11,721     9,922
Home equity lines of
 credit                 9,241     6,986     5,215     4,204     3,312
Credit card and other
 unsecured lines of
 credit                 2,155     1,865     2,164     2,430     2,025
Other consumer          7,906    11,136    12,198    13,215    13,831
---------------------------------------------------------------------
TOTAL PORTFOLIO LOANS $75,819   $69,032   $67,644   $62,622   $57,688
=====================================================================

National City has diversified and granular commercial, commercial construction, and commercial real estate portfolios lending to a broad customer base represented by over 800 different standard industrial classifications. The customer base is geographically dispersed within National City's six-state footprint and in selected national accounts. The Corporation has no commercial, commercial construction or commercial real estate loans to borrowers in similar industries that exceed 10% of total loans. The following table as of December 31, 2003 summarizes the major industry categories and exposure to individual borrowers.

----------------------------------------------------------------------------
                                                   Average
                                           %         Loan       Largest Loan
                           Outstanding    to       Balance      to a Single
  (Dollars in Millions)      Balance     Total   Per Obligor      Obligor
----------------------------------------------------------------------------
Real estate                  $ 9,362       30%      $ .80           $38
Consumer cyclical              4,787       15         .80            78
Consumer noncyclical           3,959       13         .40            93
Industrial                     3,264       10         .80            60
Basic materials                2,576        8        1.20            28
Financial                      1,761        6        1.30            42
Services                       1,335        4         .40            81
Energy and utilities             616        2        1.00            24
Technology                       287        1        2.60            25
Miscellaneous                  1,907        6         .20            18
----------------------------------------------------------------------------
                              29,854       95
Commercial leasing - all
 industries                    1,427        5
----------------------------------------------------------------------------
TOTAL COMMERCIAL,
 COMMERCIAL CONSTRUCTION,
 AND COMMERCIAL REAL
 ESTATE                      $31,281      100%
============================================================================

Commercial: The Commercial loan category includes loans to a wide variety of businesses across many industries and regions. Included in this category are loans directly originated by National City and syndicated transactions originated by other financial institutions. The Corporation's commercial lending policy requires each loan, regardless of whether it is directly originated or purchased through syndication, to have viable repayment sources. The risks associated with loans in which National City participates as part of a syndicate of financial institutions are similar to those of directly originated commercial loans, however, additional risk may arise from National City's limited ability to control actions of the syndicate.

Shared National Credits, as defined by the banking regulatory agencies, represent syndicated lending arrangements with three or more participating financial institutions and credit exceeding $20 million in the aggregate. As of the 2003 Shared National Credit Examination, the Corporation had $15.3 billion in commitments to lend, of which $6.2 billion of loans were outstanding under this program, representing participations purchased as well as agented transactions.

With respect to loans originated by National City for syndication to other institutions, such activities are focused on long-term customer relationships. Policies are in place governing the degree of risk assumed and volume of loans held. At December 31, 2003, there were no unsold loans in inventory from syndication activities.

Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. In certain instances, collateral is required to provide an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Credit risk for commercial

2003 ANNUAL REPORT
loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

Commercial loan outstandings decreased over the past couple of years due to the overall weak demand by corporate borrowers for capital. Despite the improvement in the economy in 2003 and the addition of new customers to the portfolio, commercial borrowers remained cautious in their spending and investment decisions, and paydowns in the portfolio offset the impact of new commercial borrowings. In addition, $1.5 billion and $400 million of loans secured by real estate collateral were reclassified from commercial to the commercial real estate and commercial construction portfolios, respectively, in 2002. These reclassifications were made in order to make the presentation of loans secured by real estate more consistent with bank regulatory definitions.

The commercial lease portfolio, included in commercial loans, was $1.4 billion, $1.7 billion, and $2.0 billion at December 31, 2003, 2002, and 2001, respectively. National City serves a diversified customer base in steel, automotive, manufacturing, transportation, and other capital-intensive industries and provides lease financing arrangements for a broad range of equipment, including transportation, manufacturing, technology, aircraft, material handling, construction, and other equipment types. Commercial leasing activities are conducted principally within the Corporation's six-state footprint. The Corporation also has selective investments in lease transactions that are national in scope and originated from secondary sources.

A distribution of total commercial loans by maturity and interest rate at December 31, 2003 follows:

--------------------------------------------------------------------
                       One Year      One to        Over
    (In Millions)       or Less    Five Years   Five Years    Total
--------------------------------------------------------------------
Variable-rate           $4,323      $ 9,590       $1,131     $15,044
Fixed-rate                 914        1,359        1,847       4,120
--------------------------------------------------------------------
TOTAL                   $5,237      $10,949       $2,978     $19,164
====================================================================

Commercial Construction: The commercial construction loan category includes loans originated to developers of real estate to finance the construction of commercial properties. Commercial construction loans are transferred to the commercial real estate portfolio upon completion of the property under construction and satisfaction of all terms in the loan agreement. Lending activities are based primarily on relationships with developers who are active in National City's six-state footprint. Commercial construction loans are governed by the same lending policies and are subject to the same credit risk as described for commercial loans. The increase in the commercial construction balances in 2003 and 2002 was primarily due to new business, and was also affected by the reclassification of $400 million of loans from the commercial loan portfolio in 2002.

A distribution of total commercial construction loans by maturity and interest rate at December 31, 2003 follows:

-------------------------------------------------------------------
                       One Year      One to        Over
    (In Millions)       or Less    Five Years   Five Years   Total
-------------------------------------------------------------------
Variable-rate            $971        $1,062        $124      $2,157
Fixed-rate                 19            51          62         132
-------------------------------------------------------------------
TOTAL                    $990        $1,113        $186      $2,289
===================================================================

Commercial Real Estate: The commercial real estate category contains mortgage loans to developers and owners of commercial real estate. Origination activities for commercial real estate loans are similar to those described above for the commercial construction portfolio. Lending and credit risk policies for commercial real estate loans are governed by the same policies as for the commercial portfolio. The increase in the commercial real estate balance includes the previously discussed 2002 reclassification of $1.5 billion of loans from the commercial portfolio. Commercial real estate lending activity continued to grow in 2003 as the result of sustained demand for credit for commercial real estate projects and business development efforts.

Residential real estate: The residential real estate category contains loans to consumers secured by residential real estate, including home equity installment loans. The Corporation's residential real estate lending policies require each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, using such factors as credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loans, and by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral.

Residential real estate portfolio loans are originated by NCMC and First Franklin. NCMC's residential real estate production is primarily originated in accordance with underwriting standards set forth by the government-sponsored entities (GSEs) of the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (GNMA), who serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. NCMC originates residential real estate loans through retail branch offices located throughout the United States, a wholesale network of brokers, and through National City banking offices located within the Corporation's six-state footprint. Substantially all residential real estate loans originated by NCMC are sold in the secondary mortgage market. The right to service the loans and receive fee income is generally retained when NCMC sells the mortgage loans. During 2003, $1.2 billion of adjustable-rate mortgage loans originated by NCMC were retained in portfolio and contributed to the increase in the residential real estate portfolio.

FINANCIAL REVIEW CONTINUED
2003 ANNUAL REPORT

18

Residential real estate loans originated by First Franklin are generally not readily saleable in the secondary market to the GSEs for inclusion in mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. Mortgage loans originated by First Franklin are typically readily saleable to other secondary market investors, and the Corporation generally sells between 40% and 50% of the origination volume to third-party investors, servicing released. During the past three years, $10.2 billion, $5.5 billion, and $3.8 billion, respectively, of First Franklin originated loans were retained in portfolio by the Corporation. The retention of these mortgage loans was a primary driver of the increases in the residential real estate portfolio in 2003 and 2002. At December 31, 2003 and 2002, the First Franklin residential real estate portfolio totaled $15.1 billion and $9.4 billion, respectively. First Franklin offers a variety of loan programs and documentation levels for borrowers. First Franklin uses third-party credit scores that are incorporated into the lending guidelines along with loan amount, loan-to-value, and loan purpose. These loans are originated principally through wholesale channels, including a national network of brokers and mortgage bankers. No single source represents more than 1% of total production. Loan production is primarily located on the West Coast (59% of volume, of which 45% is California); however, expansion continues in the Midwest (20%) and East Coast (21%) markets. Written agreements are in place with all brokers that require them to be knowledgeable of all consumer protection laws and regulations, and brokers are actively monitored for compliance.

Also included in the residential real estate loan portfolio are prime-quality installment home equity loans originated in National City's six-state footprint through the retail branch network of the CSB line of business and nationally through NCF's National Home Equity business unit.

Prior to 2001, the Corporation also originated residential real estate loans through its former Altegra unit. This business unit was closed in December 2000. During 2003, the majority of the remaining Altegra originated loans, totaling $950 million, were sold.

Also affecting the increase in the residential real estate portfolio was the December 2002 reclassification of approximately $3.2 billion of installment loans secured by home equity from the other consumer portfolio to the residential real estate portfolio. This reclassification was made for consistency with bank regulatory definitions.

Home Equity Lines of Credit: The home equity category consists mainly of revolving lines of credit secured by residential real estate. Home equity lines are generally governed by the same lending policies and subject to credit risk as described above for residential real estate loans. These loans are originated on a nationwide basis through the National Home Equity division, as well as through National City banking offices. The increase in home equity lines of credit during the past two years reflects strategies to grow this business, aided by the low interest rate environment, national marketing efforts, and cross-selling programs.

Credit Cards and Other Unsecured Lines of Credit: This category includes the outstanding balances on open-ended credit card accounts and unsecured personal and business lines of credit. Credit card loans are typically unsecured and are generally governed by similar lending policies and credit risk as described for residential real estate and consumer loans. The 2003 increase in credit cards and other unsecured lines of credit was due to the growth in credit card receivable balances associated with new products and marketing programs. In each of 2002 and 2001, the Corporation securitized $425 million of credit card receivables. Off-balance sheet securitized credit card receivables totaled $1.5 billion at December 31, 2003 and 2002.

Other Consumer: Other consumer loans include installment loans used for the purchase of automobiles, boats, and recreational vehicles; automobile leases; and student loans. These consumer loans are generally governed by the same lending policies as described for residential real estate. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The decrease in the other consumer portfolio over the past three years reflects the $3.2 billion loan reclassification described in the residential real estate discussion above and the run-off of the automobile lease portfolio. The Corporation ceased the origination of automobile leases in December 2000 and at December 31, 2003, 2002, and 2001, the automobile lease portfolio balance totaled $151 million, $572 million, and $1.2 billion, respectively. In addition, in 2003, the Corporation designated a portion of its automobile loan production as held for sale rather than placing them in the loan portfolio.

LOANS HELD FOR SALE OR SECURITIZATION: End-of-period and average loans held for sale or securitization at December 31 follow:

---------------------------------------------------------------------
     (IN MILLIONS)       2003      2002      2001      2000     1999
---------------------------------------------------------------------
AS OF DECEMBER 31:
Commercial              $    16   $    15   $    51   $   --   $   --
Mortgage                 14,497    24,486    15,553    3,031    2,731
Automobile                  854        --       825       --       --
Credit Card                  --        --       402      408       --
---------------------------------------------------------------------
TOTAL LOANS HELD FOR
 SALE OR SECURITIZATION $15,367   $24,501   $16,831   $3,439   $2,731
=====================================================================
AVERAGE:
Commercial              $    13   $    11   $    19   $   --   $   --
Mortgage                 22,671    13,933     7,789    2,702    2,505
Automobile                  153       248       120       --       --
Credit Card                  --        35        33        1       --
---------------------------------------------------------------------
TOTAL LOANS HELD FOR
 SALE OR SECURITIZATION $22,837   $14,227   $ 7,961   $2,703   $2,505
=====================================================================

The increase in the average loans held for sale or securitization was mainly due to the record volume of mortgage loan originations by NCMC and First Franklin in 2003, aided by the historically low interest rate environment, which fueled mortgage refinancings and home purchase activity. The lower end-of-period mortgage loans held for sale is attributed to mortgage loan sales outpacing new mortgage loan production in the third and fourth quarters of 2003 and to a lesser extent,

2003 ANNUAL REPORT
the $950 million sale of the former Altegra portfolio previously discussed above in the residential real estate portfolio section. The higher level of mortgage loans held for sale served as the primary driver of the increase in net interest income and, as a result of the steep yield curve, also had a positive impact on the net interest margin.

SECURITIES:  Securities balances at December 31 follow:

---------------------------------------------------------------------
      (IN MILLIONS)        2003     2002     2001     2000     1999
---------------------------------------------------------------------
U.S. Treasury and Federal
  agency debentures       $  637   $1,084   $  977   $1,125   $ 1,171
Mortgage-backed
 securities                3,928    4,553    6,447    5,515     9,629
Asset-backed and
 corporate debt
 securities                  931    1,815      760    1,440     2,633
States and political
 subdivisions                672      651      703      767       826
Other securities             494      765      815      964       921
---------------------------------------------------------------------
TOTAL AMORTIZED COST      $6,662   $8,868   $9,702   $9,811   $15,180
=====================================================================
TOTAL FAIR VALUE          $6,866   $9,211   $9,859   $9,904   $14,904
=====================================================================

The majority of the decline in the securities portfolio in 2003 and 2002 has been through sales and principal paydowns in the mortgage-backed securities portfolio. This runoff in mortgage-backed securities more than offset the 2002 increase which resulted from the consolidation of $2 billion of asset-backed securities from the commercial paper conduit, as described in Note 6 of the consolidated financial statements. At December 31, 2003, the securities portfolio included net unrealized gains of $204 million. The weighted-average yield of debt securities included in the portfolio at December 31, 2003 was 4.99%, compared to 5.40% at December 31, 2002, computed on a tax equivalent basis.

FUNDING:  Detail of average deposit and borrowed funds balances follows:

-----------------------------------------------------------------------
    (IN MILLIONS)        2003      2002      2001      2000      1999
-----------------------------------------------------------------------
Noninterest bearing    $ 17,203   $13,685   $11,622   $10,792   $11,473
NOW and money market     25,378    20,740    18,120    16,549    16,804
Savings                   2,423     2,561     2,713     3,207     3,818
Consumer time            13,729    15,064    15,332    15,457    14,898
-----------------------------------------------------------------------
 Core deposits           58,733    52,050    47,787    46,005    46,993
-----------------------------------------------------------------------
Other deposits            2,752     3,613     5,802     2,936     3,053
Foreign deposits          7,002     6,302     4,319     3,128     2,679
-----------------------------------------------------------------------
 Purchased deposits       9,754     9,915    10,121     6,064     5,732
-----------------------------------------------------------------------
TOTAL DEPOSITS           68,487    61,965    57,908    52,069    52,725
=======================================================================
Short-term borrowings    12,464    11,192    10,272     9,576    10,958
Long-term debt           24,854    19,558    16,415    16,454    13,316
-----------------------------------------------------------------------
TOTAL DEPOSITS AND
 BORROWED FUNDS        $105,805   $92,715   $84,595   $78,099   $76,999
=======================================================================

Average funding balances increased in 2003 and 2002 to support the increase in portfolio loans and loans held for sale.

Core deposits increased in 2003, continuing a growth trend that began in late 2000, reflecting net new account acquisition and higher balances per account. This growth reflects the previously mentioned strategic initiatives to grow the customer deposit base through investments in new technology, new product offerings, and improved customer service. A higher level of mortgage banking-related escrow deposits also boosted core deposit balances over the past several years as the result of strong refinancing activity and growth in the portfolio of loans serviced for third parties. Average mortgage banking-related escrow deposits totaled $5.1 billion, $2.7 billion, and $1.5 billion in 2003, 2002, and 2001, respectively. Within the core deposit categories, there has been a shift in mix over the past three years from administered-rate products, such as savings accounts, to market-indexed money market products, due in part to retail deposit migration initiatives which encouraged customers to upgrade to deposit products more suited to their needs in order to promote longer-term customer satisfaction and retention. Consumer time deposits consist primarily of certificates of deposit sold to retail banking customers. Balances have declined since 2000 due to the reduced attractiveness of this product in a low interest rate environment.

Other deposits consist principally of brokered deposits and other non-core certificates of deposit. Brokered deposits represent certificates of deposit acquired through third parties. The remaining certificates of deposit within other deposits are issued primarily to commercial customers, including trusts and state and political subdivisions.

Foreign deposits primarily represent U.S. dollar deposits in the Corporation's Grand Cayman branches from institutional money managers and corporate customers. A small portion of these balances also represents deposits denominated in Canadian dollars used to support lending activity in Canada.

Certificates of deposit of $100,000 or more totaled $3.5 billion at December 31, 2003, of which $.6 billion mature within three months, $.3 billion mature between three and six months, $.3 billion mature between six months and one year, and $2.3 billion mature beyond one year.

Short-term borrowings are comprised mainly of Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, commercial paper, and short-term senior bank notes. Balances have increased over the past three years principally due to the increase in mortgage loans held for sale. At December 31, 2003 and 2002, short-term borrowings included $5.7 billion and $8.9 billion, respectively, of U.S. Treasury demand notes. These notes are typically a lower-cost source of funding provided by the U.S. Treasury when excess funds are on hand. The amount of the notes held at any given time can fluctuate significantly depending on the U.S. Treasury's cash needs. Replacement funding through other short-term channels is available in the event the notes are called.

FINANCIAL REVIEW CONTINUED
2003 ANNUAL REPORT

20

Long-term debt includes senior and subordinated debt issued by the Corporation or its bank subsidiaries and debt obligations related to capital securities issued by two subsidiary trusts. A wholesale funding policy governs the funding activity of all subsidiary banks. The policy identifies eligible funding instruments and applicable constraints for gathering discretionary liabilities. This policy requires compliance with Section 301 of the FDIC Improvement Act of 1991 regarding the issuance of brokered deposits. The Corporation conducts its funding activities in compliance with the Bank Secrecy Act and other regulations relating to money laundering activity. The Corporation increased its use of longer-term funding in 2003 and 2002, principally through the issuance of senior and subordinated bank notes, to take advantage of the relatively attractive pricing of such funding.

Capital

The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. For further detail on capital and capital ratios, see Notes 18 and 19 to the consolidated financial statements.

Stockholders' equity was $9.3 billion at December 31, 2003, up from $8.2 billion at December 31, 2002. Equity as a percentage of assets was 8.19% at December 31, 2003, compared to 6.91% a year ago. Book value per common share rose to $15.39 at December 31, 2003, up from $13.35 at December 31, 2002.

On February 24, 2003, the Corporation's Board of Directors authorized a share repurchase program for the repurchase of up to 25,000,000 shares of National City common stock, subject to an aggregate purchase limit of $800 million. On October 25, 1999, the Corporation's Board of Directors authorized the repurchase of up to 30,000,000 shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. There are no expiration dates associated with the 2003 and 1999 programs (collectively, the programs). Shares repurchased under the programs are purchased on the open market and are held for reissue in connection with the Corporation's stock compensation plans and for general corporate purposes. During 2003, 2002, and 2001, the Corporation repurchased 11,462,200, 1,264,000, and 9,316,800 shares of its common stock, respectively. As of December 31, 2003, 27,858,000 shares remain authorized for repurchase. The Corporation's businesses typically generate significant amounts of capital each year in excess of normal dividend and reinvestment requirements. Subject to ongoing capital, investment, and acquisition considerations, management intends to continue share repurchases in 2004 on an opportunistic basis.

National City paid dividends per common share of $1.25 in 2003 and $1.20 in 2002, and has paid dividends in every year since its founding except 1868, 1934 and 1935. The dividend payout ratio, representing dividends per share divided by earnings per share, was 36.4% and 51.1% for the years 2003 and 2002, respectively. The decrease in the dividend payout ratio is attributable to the significant increase in earnings in 2003. The dividend payout ratio continues to be reviewed by management and the Board of Directors, particularly in light of new tax laws enacted in 2003.

At December 31, 2003, the Corporation's market capitalization was $20.6 billion and there were 61,370 shareholders of record. National City's common stock is traded on the New York Stock Exchange under the symbol "NCC." Historical stock price information for National City's common stock is presented in tabular form on the inside back cover of this report.

Risk Management

National City management, with the oversight of the Board of Directors, has in place a variety of committees and organizational structures for managing and mitigating risk. The following discussion addresses the three major risks facing National City: credit, market, and liquidity.

Credit Risk

The Corporation's lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and standard lending policies and underwriting criteria. Note 1 to the consolidated financial statements describes the accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for loan losses. The policies governing nonperforming loans and charge-offs are consistent with regulatory standards.

The most significant factor affecting the level of nonperforming and delinquent loans and net charge-offs in 2003 and the allowance for loan losses at year end was the overall improvement in the economy, which lessened the financial stress on companies and individual borrowers that had manifested itself into increased levels of delinquencies and net charge-offs during 2002 and early 2003. The disposition of certain commercial and residential real estate portfolio loans in 2003 also served to reduce nonperforming and delinquent loans at year end.

There were no particular industry or geographic concentrations in nonperforming or delinquent loans or net charge-offs.

2003 ANNUAL REPORT

NONPERFORMING ASSETS: Nonperforming assets at December 31 follow:

----------------------------------------------------------------
    (DOLLARS IN MILLIONS)       2003   2002   2001   2000   1999
----------------------------------------------------------------
Commercial                      $257   $408   $350   $176   $127
Commercial construction            7      6     14      7      3
Real estate - commercial          67     60     64     67     69
Real estate - residential        219    228    166    119     70
----------------------------------------------------------------
TOTAL NONPERFORMING LOANS        550    702    594    369    269
Other real estate owned (OREO)    99    115     64     33     20
Mortgage loans held for sale       8     --     --     --     --
----------------------------------------------------------------
TOTAL NONPERFORMING ASSETS      $657   $817   $658   $402   $289
================================================================
NONPERFORMING ASSETS AS A
 PERCENTAGE OF:
 PERIOD-END PORTFOLIO LOANS
  AND OTHER NONPERFORMING
  ASSETS                         .83%  1.13%   .97%   .61%   .48%
 PERIOD-END TOTAL ASSETS         .58    .69    .62    .45    .33
================================================================

Detail of loans 90 days past due accruing interest follows:

----------------------------------------------------------------
        (IN MILLIONS)           2003   2002   2001   2000   1999
----------------------------------------------------------------
Commercial                      $ 20   $ 41   $ 52   $ 49   $ 35
Commercial construction            3      1      6     12      2
Real estate - commercial          32     26     30     23      9
Real estate - residential        428    450    442    218     73
Home equity lines of credit       15     16     17      8      4
Credit card and other
 unsecured lines of credit        18      8     12      6     13
Other consumer                    12     19     28     26     94
Mortgage loans held for sale
 and other                        37     14     26     --     --
----------------------------------------------------------------
TOTAL LOANS 90 DAYS PAST DUE
 ACCRUING INTEREST              $565   $575   $613   $342   $230
================================================================

Nonperforming assets and loans 90 days past due declined from 2002 to 2003, as loan charge-offs, sales, and paydowns outpaced the addition of new loans to nonperforming and delinquent status. New additions of nonperforming and delinquent loans slowed due to the improvement in the economy. During 2003, $127 million of nonperforming commercial loans and approximately $7 million of nonperforming residential real estate loans were sold to third parties. Delinquent credit card and other unsecured lines of credit increased in 2003 as a result of a change in the charge-off policy during the first quarter, which extended the period of time before charging off delinquent balances from 120 days to 150 days. The change in policy was implemented to better manage collection efforts and is consistent with bank regulatory guidelines. The increase in nonperforming and delinquent mortgage loans held for sale was related to the growth in mortgage lending during 2003.

The increase in nonperforming commercial loans from 2001 to 2002 was largely related to commercial loans to leveraged borrowers, whose dependence on third-party financing and inherently higher interest costs made them particularly vulnerable to the economic downturn. The increase in nonperforming and delinquent residential real estate loans from 2001 to 2002 was attributed to growth in the residential real estate portfolio and the effects of the economic downturn on the former Altegra portfolio.

ALLOWANCE FOR LOAN LOSSES: A reconciliation of the allowance for loan losses follows:

-----------------------------------------------------------------------
(DOLLARS IN MILLIONS)    2003      2002      2001      2000      1999
-----------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                $ 1,099   $   997   $   929   $   970   $   970
Provision                   638       682       605       287       250
Allowance related to
 loans sold or
 securitized                 (2)       (4)     (74)       (42)       --
Charge-offs:
 Commercial                 328       318       199        94        81
 Commercial
  construction                3         2         1         2        --
 Real estate -
  commercial                 31        21        16         7         7
 Real estate -
  residential               152        86        60        25        17
 Home equity lines of
  credit                     24        21        14         7         7
 Credit card and other
  unsecured lines of
  credit                     98        83        98       106       101
 Other consumer             121       171       199       167       175
-----------------------------------------------------------------------
Total charge-offs           757       702       587       408       388
-----------------------------------------------------------------------
Recoveries:
 Commercial                  44        33        17        17        20
 Commercial
  construction               --        --        --         1        --
 Real estate -
  commercial                  5         5         6         4         9
 Real estate -
  residential                37         8         1         1         2
 Home equity lines of
  credit                      7         5         3         4         4
 Credit card and other
  unsecured lines of
  credit                      8         8        23        22        21
 Other consumer              46        67        74        73        82
-----------------------------------------------------------------------
Total recoveries            147       126       124       122       138
-----------------------------------------------------------------------
NET CHARGE-OFFS             610       576       463       286       250
-----------------------------------------------------------------------
BALANCE AT END OF YEAR  $ 1,125   $ 1,099   $   997   $   929   $   970
=======================================================================
PORTFOLIO LOANS
 OUTSTANDING AT
 DECEMBER 31            $79,279   $72,134   $68,041   $65,604   $60,204
=======================================================================
ALLOWANCE AS A
 PERCENTAGE OF:
 Portfolio loans           1.42%     1.52%     1.47%     1.42%     1.61%
 Nonperforming loans      204.8     156.4     167.9     251.7     360.5
 Net charge-offs          184.7     190.7     215.6     324.3     389.0
=======================================================================

FINANCIAL REVIEW CONTINUED
2003 ANNUAL REPORT

22

Net charge-offs as a percentage of average loans by portfolio type follow:

---------------------------------------------------------
                         2003   2002   2001   2000   1999
---------------------------------------------------------
Commercial               1.33%  1.19%  .70%   .33%    .29%
Commercial construction  .12    .07    .10    .07    (.02)
Real estate -
 commercial              .27    .20    .15    .05    (.03)
Real estate -
 residential             .49    .50    .42    .20     .15
Home equity lines of
 credit                  .18    .24    .21    .08     .09
Credit card and other
 unsecured lines of
 credit                  4.21   4.02   3.48   3.43   3.93
Other consumer           .94    .93    1.02   .71     .67
=========================================================
TOTAL NET CHARGE-OFFS
 TO AVERAGE PORTFOLIO
 LOANS                   .80%   .83%   .68%   .46%    .43%
=========================================================

Net charge-offs increased during 2003 and 2002 due to losses on commercial loans to highly leveraged borrowers, the effect of higher residential real estate portfolio balances, and charge-offs recognized on sales of portfolio loans. The increase in leveraged loan charge-offs was driven by nationally syndicated loans in which National City participates but was not the agent bank. The increase in commercial real estate loan net charge-offs was a function of overall portfolio growth. The increase in residential real estate net charge-offs reflects the growth and seasoning of the portfolio through the retention of First Franklin loans, a $17 million write-down related to the sale of $950 million of the former Altegra portfolio in 2003, and to a lesser extent, the reclassification of certain home equity installment loans to the residential real estate portfolio from the other consumer portfolio in December 2002. The year-over-year increase in net charge-offs on credit card and other unsecured lines of credit was primarily the result of higher losses associated with an increase in consumer bankruptcies and growth in the portfolio, offset to some extent by approximately $2 million associated with the aforementioned change in the charge-off policy for delinquent credit card balances. The year-over-year decrease in other consumer net charge-offs was due to the overall lower balance of the portfolio affected by the aforementioned reclassification of certain home equity installment loans to the residential real estate portfolio and the continued run-off of the automobile lease portfolio.

The provision for loan losses decreased in 2003 in response to the decline in nonperforming and delinquent assets and rose in 2002 and 2001 in response to the higher level of nonperforming assets and charge-offs and uncertainty surrounding the magnitude and duration of the deterioration of economic conditions.

An allocation of the ending allowance for loan losses by portfolio type follows:

----------------------------------------------------------------------
    (IN MILLIONS)       2003      2002      2001      2000      1999
----------------------------------------------------------------------
Commercial             $  383    $  450     $409      $349      $242
Commercial
  construction and
  real estate -
  commercial               56        58       58        63        58
Real estate -
 residential              125       126      119        66        35
Home equity lines of
 credit and other
 consumer loans            94       124      142       127       133
Credit card and other
 unsecured lines of
 credit                   129       101       83       121       134
Unallocated               338       240      186       203       368
----------------------------------------------------------------------
TOTAL ALLOWANCE        $1,125    $1,099     $997      $929      $970
======================================================================

The percentage of portfolio loans in each category to total loans at year end follows:

------------------------------------------------------------
                       2003    2002    2001    2000    1999
------------------------------------------------------------
Commercial              24.2%   31.4%   37.4%   38.8%   36.8%
Commercial
  construction and
  real estate -
  commercial            15.3    15.9    12.6    11.8    12.1
Real estate -
 residential            34.6    27.7    21.7    20.4    17.3
Home equity lines of
 credit and other
 consumer loans         23.0    22.2    25.6    25.7    29.9
Credit card and other
 unsecured lines of
 credit                  2.9     2.8     2.7     3.3     3.9
------------------------------------------------------------
TOTAL                  100.0%  100.0%  100.0%  100.0%  100.0%
============================================================

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

The allowance allocated to the commercial portfolio at December 31, 2003 decreased since last year due to the overall improvement in credit quality, the decline in the portfolio balance, and sales of nonperforming commercial loans in 2003. The lower allowance allocated to home equity lines of credit and other consumer loans at year-end 2003 was primarily due to the refinement of loss allocation factors to reflect a more detailed product mix and, to a lesser extent, the reclassification of allowance to residential real estate associated with the aforementioned home equity installment loan reclassification. The 2003 increase in credit card and other unsecured lines of credit allocated allowance was attributed to the increase in delinquent balances coupled with growth in the portfolio.

2003 ANNUAL REPORT

The unallocated allowance recognizes estimated probable inherent but undetected losses in the loan portfolio. The increase in the unallocated allowance in 2003 relative to the allocated allowance and to the 2002 unallocated allowance reflects continued uncertainty surrounding near term economic conditions and the sustained effects of a weak economy over the past two years. Although most observable credit quality indicators have shown improvement, there are also increased risks that additional undetected losses exist in light of the severity of the past recession and ongoing uncertainty. Such uncertainty is evidenced by conflicting reports on economic growth and job creation, volatility of interest rates and energy prices, the impacts of terrorism and war, budget shortfalls at all levels of government, and continuing slow demand for capital investments, especially in the manufacturing sector, all of which has led to greater volatility in historical loss rates used in National City's credit risk models. Additionally, as the result of acquisitions and expansion of lending activities into new products and markets, the portfolio mix has changed in recent years. As a result, historical loss experience data used in the allowance allocation estimates may not correspond exactly to the characteristics of the current portfolio. Also, in some portfolio sectors, robust data representative of a complete economic cycle is not available. In light of these factors, management believes that the actual risk of loss in the portfolio may be greater than the estimates in the historical loss allocation models. As such, and in light of the overall decline in the ratio of allowance to loans, management believes that the unallocated allowance at year-end 2003 appropriately reflects probable inherent but undetected losses in the portfolio.

Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments or other assets due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Corporation's Board of Directors. The Corporation does not have any material foreign currency exchange rate risk exposure.

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

The earnings simulation model projects changes in net income caused by the effect of changes in interest rates on net interest income. The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analyses and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Corporation's own loans. Noncontractual deposit growth rates and pricing are modeled on historical patterns.

The most recent earnings simulation model projects net income would increase by approximately .6% of stable-rate net income if rates were to rise gradually by 200 basis points over the next twelve months. The model also projects a decrease in net income of 8.2% if rates were to fall gradually by 200 basis points over the same period. The projected decrease in net income is above the ALCO guideline of minus 4.0%, however, management believes a sustained 200 basis point decline in market interest rates from their current low level is highly unlikely.

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

FINANCIAL REVIEW CONTINUED
2003 ANNUAL REPORT

24

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

Based upon the most recent NPV estimation, a 150 basis point immediate increase in rates was estimated to increase NPV by 1.8%. NPV was projected to decline by 1.8% if rates immediately decreased by 150 basis points. Policy guidelines limit the amount of the estimated decline in NPV to 7.0%.

Summary information about the interest-rate risk measures follows:

----------------------------------------------------------
                                            2003      2002
----------------------------------------------------------
ONE-YEAR NET INCOME SIMULATION PROJECTION
-200 bp Ramp vs. Stable Rate                -8.2%     -6.9%
+200 bp Ramp vs. Stable Rate                 .6%       1.9%
STATIC NET PRESENT VALUE CHANGE
-150 bp Shock vs. Stable Rate               -1.8%     -3.5%
+150 bp Shock vs. Stable Rate               1.8%       4.2%
==========================================================

At the end of 2003, the interest-rate-risk position was asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. During 2003, the Corporation maintained an asset sensitive interest-rate risk position due to management's expectation that rates would rise.

Interest Rate Risk Management: Financial instruments used to manage interest rate risk include investment securities and interest rate derivatives, which include interest rate swaps, interest rate caps and floors, interest rate forwards, and exchange-traded futures and options contracts. Interest rate derivatives have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage, and improvement of the liquidity position. Further discussion of the use of and the accounting for derivative instruments is included in Notes 1 and 25 to the consolidated financial statements.

TRADING RISK MANAGEMENT: The Corporation maintains a trading account primarily to provide investment products and risk management services to its customers. Trading risk is monitored on a regular basis through the use of the value-at-risk methodology (VAR). The Corporation primarily uses the historical simulation VAR method. VAR is defined as the potential overnight dollar loss from adverse market movements, with 97.5% confidence, based on historical prices and market rates. During 2003, the average, high, and low VAR amounts were $552 thousand, $858 thousand, and $293 thousand, respectively, and within the limit established by ALCO of $2 million. During 2002, the average, high, and low VAR amounts were $603 thousand, $1 million, and $318 thousand, respectively. Month-end VAR estimates are monitored regularly. Income from these activities, including interest income, totaled $11 million in 2003, $16 million in 2002, and $29 million in 2001.

Liquidity Risk

Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also includes ensuring cash flow needs are met at a reasonable cost. The Corporation maintains a liquidity risk management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial crisis. The liquidity position is continually monitored and reviewed by the Asset/Liability Management Committee.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale and securitization of various types of assets. Funding sources did not change significantly during 2003. Core deposits, the most significant source of funding, comprised approximately 56% of funding during each of the three years ended December 31, 2003. Asset securitization vehicles have also been used as a source of funding. In 2002, the Corporation securitized $1.1 billion of automobile loans and $425 million of credit card receivables. During 2001, credit card receivables of $425 million were sold through securitization. As of December 31, 2003, the Corporation had designated $854 million of newly originated automobile loans as held for securitization pending an anticipated transaction in 2004. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.

2003 ANNUAL REPORT

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

The primary source of funding for the holding company has been dividends and returns of investment from its bank subsidiaries. As discussed in Note 18 to the consolidated financial statements, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated financial statements of cash flows on page 38 may not represent cash immediately available to the holding company. During 2003, the subsidiary banks declared dividends to the holding company totaling $1.3 billion, of which $918 million had been paid as of year end. During 2002 and 2001, the subsidiary banks declared and paid dividends to the holding company of $1.1 billion and $775 million, respectively. Additionally, during 2003, the bank subsidiaries were granted regulatory approval to provide liquidity to the holding company in the form of return of capital in the amount of $555 million. Of this amount, $306 million was paid to the holding company in 2003. In 2002 and 2001, returns of capital paid to the holding company were $345 thousand and $465 million, respectively. As of January 1, 2004, the amount of dividends that the bank subsidiaries can pay to the parent company without prior regulatory approval was $1.2 billion compared to $975 million at January 1, 2003.

Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At December 31, 2003 and 2002, $693 million and $1.0 billion, respectively, of commercial paper borrowings were outstanding.

The holding company has a $500 million internal line of credit with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at December 31, 2003 or 2002. During 2001, $310 million of collateralized borrowings under this agreement were repaid. The holding company also has a $375 million revolving credit agreement with a group of unaffiliated financial institutions, which serves as a back-up liquidity facility. No borrowings have occurred under this facility. This facility expires in 2005 with a provision to extend the expiration date under certain circumstances.

During 2003, the Corporation filed a shelf registration with the SEC to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depository shares, and common stock issuable in connection with conversion of the aforementioned securities. During 2003, the holding company issued $300 million of senior notes under a prior shelf registration.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

Contractual Obligations: The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

-----------------------------------------------------------------------------------
                                              PAYMENTS DUE IN
                                   --------------------------------------
                                              ONE TO    THREE TO    OVER
                         NOTE      ONE YEAR    THREE      FIVE      FIVE
    (IN MILLIONS)      REFERENCE   OR LESS     YEARS     YEARS     YEARS     TOTAL
-----------------------------------------------------------------------------------
Deposits without a
 stated maturity(a)                $49,871    $   --     $   --    $   --   $49,871
Consumer and brokered
 certificates of
 deposits(b)(c)                      5,382     7,175      1,696     1,264    15,517
Federal funds
 borrowed and
 security repurchase
 agreements(b)           14          6,694        --         --        --     6,694
Borrowed funds(b)        15          6,373        --         --        --     6,373
Long-term debt(b)(c)    16,17       11,388     7,256      2,991     4,596    26,231
Operating leases         22            123       182        135       290       730
Purchase obligations                   121       127         24         6       278
===================================================================================

(a) Excludes interest
(b) Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2003. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(c) Excludes unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments

The Corporation's operating lease obligations represent short and long-term lease and rental payments for facilities, certain software and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Corporation and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.

The Corporation also has obligations under its postretirement plan as described in Note 24 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation does not have any commitments or obligations to the defined benefit pension plan at December 31, 2003 due to the funded status of the plan. See further discussion in Note 24.

The Corporation also enters into derivative contracts under which the Corporation is required to either

FINANCIAL REVIEW CONTINUED
2003 ANNUAL REPORT

26

receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at December 31, 2003 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented on the previous page. Further discussion of derivative instruments is included in Notes 1 and 25 to the consolidated financial statements.

Commitments: The following table details the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion of these commitments is included in Note 22 to the consolidated financial statements.

---------------------------------------------------------------------
                                  ONE TO   THREE TO   OVER
                       ONE YEAR   THREE      FIVE     FIVE
(IN MILLIONS)          OR LESS    YEARS     YEARS     YEARS    TOTAL
---------------------------------------------------------------------
Commitments to extend
  credit:
  Commercial           $ 6,402    $6,618    $1,952    $229    $15,201
  Residential real
    estate              10,556        --        --      --     10,556
  Revolving home
    equity and credit
    card lines          23,937        --        --      --     23,937
  Other                    522        --        --      --        522
Standby letters of
  credit                 1,395     1,437       755     178      3,765
Commercial letters of
  credit                   120        31        --      --        151
Net commitments to
  sell mortgage loans
  and mortgage-
  backed securities     13,126        --        --      --     13,126
Commitments to fund
  principal
  investments               21       108        50      48        227
Commitments to fund
  civic and community
  investments               97        41        26      36        200
---------------------------------------------------------------------

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The commitments to fund principal investments primarily relate to the Corporation's indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund's investment period at December 31, 2003. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate the commitments are invested, both of which are determined by either the general and/or limited partners of the funds.

The commitments to fund civic and community investments represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project's partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingent Liabilities: The Corporation may also incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which National City may be held contingently liable, including guarantee arrangements, is included in Note 22 to the consolidated financial statements.

Off-Balance Sheet Arrangements: The Corporation's significant off-balance sheet arrangements include the use of special-purpose entities, generally securitization trusts, to diversify its funding sources. During the past three years, National City has sold credit card receivables and automobile loans to securitization trusts which are considered qualifying special-purpose entities and, accordingly, are not included in the consolidated balance sheet. The Corporation continues to service the loans sold to the trusts, for which it receives a servicing fee, and also has certain retained interests in the assets of the trusts. Further discussion on the accounting for securitizations is included in Note 1 to the consolidated financial statements and detail regarding securitization transactions and retained interests is included in Note 5.

Application of Critical Accounting Policies

National City's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good

2003 ANNUAL REPORT
faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, the valuation of mortgage servicing assets, and the valuation of derivative instruments to be critical accounting policies.

Allowance for Loan Losses: The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan and lease portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.

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

The Credit Risk section of this financial review includes a discussion of the factors driving changes in the allowance for loan losses during the current period.

Mortgage Servicing Right (MSR) Assets: Servicing residential mortgage loans for third-party investors represents a significant business activity of the National Consumer Finance line of business. As of December 31, 2003, the MSR portfolio totaled $1.3 billion. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be readily available. As such, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment

FINANCIAL REVIEW CONTINUED
2003 ANNUAL REPORT

28

rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are comparable to those used by other market participants.

Note 12 to the consolidated financial statements includes a sensitivity analysis showing the effects immediate 10% and 20% adverse changes in the mortgage loan prepayment and discount rate assumptions used to estimate the fair value of MSRs would have on the fair value. Management mitigates risk associated with declines in the estimated fair value of MSRs due to increases in mortgage loan prepayments through the use of derivative instruments that are expected to increase in value when interest rates decline. The effects of recognized changes in the values of the MSRs and the related derivative instruments are included in mortgage banking revenue on the income statement. Note 12 to the financial statements includes discussion of the impacts of valuation changes on current period income.

Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of December 31, 2003, the recorded amount of derivative assets and liabilities were $1.3 billion and $876 million, respectively. All derivative instruments are carried at fair value on the balance sheet. The valuation of derivative instruments is considered critical because most are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, management must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. The cash flow projection models are acquired from third parties and the assumptions used by management are based on yield curves, forward yield curves, and implied volatilities observable in the cash and derivatives markets. The pricing models are also regularly validated by testing through comparison with other third parties.

Because the majority of the derivative instruments are used to protect the value of other assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can occur if the derivative instruments are not effective in hedging changes in the value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in mortgage banking revenue on the consolidated income statement and affect the results of the National Consumer Finance line of business. Changes in the fair values of other derivatives are included in other income on the income statement and are primarily generated from investment funding activities and are not allocated to the business lines. Notes 1 and 25 to the consolidated financial statements also provide further discussion on the accounting and use of derivative instruments.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

Recent Accounting Pronouncements and Developments

Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Corporation during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

FORWARD LOOKING STATEMENTS
--------------------------------------------------------------------------------

This Annual Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management's views as of any subsequent date. The forward-looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation's ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation's business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

2003 ANNUAL REPORT

QUARTERLY SUMMARY

Fourth Quarter Review

Unaudited quarterly results are presented on pages 30 and 31.

Net income for the fourth quarter of 2003 was $544 million, or $.88 per diluted share, compared to $344 million, or $.56 per diluted share for the third quarter of 2003, and $280 million, or $.46 per diluted share for the fourth quarter of 2002. The increase in net income in the fourth quarter of 2003 over these prior periods was primarily due to increased mortgage banking revenue, offset to a lesser extent by a decrease in net interest income and an increase in noninterest expense.

Returns on average common equity and average assets were 22.99% and 1.89%, respectively, for the fourth quarter of 2003, compared to 14.87% and 1.10% for the third quarter of 2003, and 13.41% and .99% for the fourth quarter of 2002. The improvement in linked-quarter and year-over-year quarter results was primarily driven by the growth in mortgage banking revenue discussed above. In addition, average total assets for the fourth quarter of 2003 were $9.2 billion lower than the third quarter primarily due to lower levels of loans held for sale.

Net interest income for the fourth quarter of 2003 was $1.0 billion, down 9.6% from the prior quarter and down 3.7% from the fourth quarter of 2002. Net interest margin was 4.03% during the fourth quarter of 2003, versus 4.10% in the third quarter of 2003 and 4.26% in the fourth quarter of 2002. Net interest margin has declined in comparison to the prior quarter due to lower balances of mortgage loans held for sale, which carried higher spreads than most other earning assets. Lower interest rates accounted for the decrease in net interest income and margin in comparison to the prior year fourth quarter.

The provision for loan losses was $148 million for the fourth quarter of 2003, compared to $107 million for the third quarter of 2003 and $159 million for the fourth quarter of 2002. The changes were driven primarily by commercial charge-offs. See the Credit Risk section of the Financial Review for further discussion of the allowance for loan losses and credit quality.

Fees and other income was $981 million for the fourth quarter of 2003, up significantly from $484 million in the prior quarter and $528 million in the fourth quarter of 2002. The increase in fees and other income during the fourth quarter of 2003 reflect increases in mortgage banking revenue, which rose $478 million compared to the prior quarter and $406 million compared to the prior year. Mortgage origination and sales revenue accounted for most of this increase at $399 million, $(57) million, and $24 million for the fourth quarter of 2003, the third quarter of 2003 and the fourth quarter of 2002, respectively. These variations were amplified by not applying hedge accounting to loans held for sale. Changes in the fair value of loans held for sale were recognized in the period of loan sale rather than in the period that interest rates moved, while losses on derivatives used to economically hedge the value of the loans were recorded immediately, thereby increasing the volatility of mortgage origination and sales revenue. Net servicing revenue also increased during the fourth quarter as a result of continued growth in the servicing portfolio. Net servicing revenue was $52 million in the fourth quarter of 2003, up from $30 million in the third quarter of 2003, and $21 million in the fourth quarter of 2002.

2003 ANNUAL REPORT

QUARTERLY SUMMARY CONTINUED

Quarterly Financial Information

Unaudited quarterly results are presented below. The quarterly and year-to-date results for 2001, 2002 and the first three quarters of 2003 were restated related to the application of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. On the following page, a reconciliation has been provided to show the impact of the restatement on previously reported amounts in the Corporation's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. Refer to
Note 1 to the Consolidated Financial Statements for further discussion on the restatement.

------------------------------------------------------------------------------------------------------------------
                                                                                                           Full
      (Dollars in Millions, Except Per Share Amounts)        First      Second     Third      Fourth       Year
------------------------------------------------------------------------------------------------------------------
2003
CONDENSED INCOME STATEMENT
  Interest income                                            $1,519     $1,521     $1,548     $1,409      $5,997
  Interest expense                                              426       426         403       375        1,630
  Net interest income                                         1,093     1,095       1,145     1,034        4,367
  Provision for loan losses                                     200       183         107       148          638
  Fees and other income                                       1,103       981         484       981        3,549
  Net securities gains                                           --        32           5        10           47
  Noninterest expense                                         1,009     1,026       1,008     1,045        4,088
  Income before income tax expense                              987       899         519       832        3,237
  Net income                                                    643       586         344       544        2,117
FINANCIAL RATIOS
  Return on average common equity                             30.60%    26.74%      14.87%    22.99%       23.60%
  Return on average assets                                     2.24      1.97        1.10      1.89         1.79
  Net interest margin                                          4.21      4.11        4.10      4.03         4.11
  Efficiency ratio                                            45.77     49.27       61.62     51.69        51.46
PER COMMON SHARE
  Basic net income                                           $ 1.05     $ .96      $  .56     $ .89       $ 3.46
  Diluted net income                                           1.05       .94         .56       .88         3.43
  Dividends declared and paid                                  .305      .305         .32       .32         1.25
------------------------------------------------------------------------------------------------------------------
2002
CONDENSED INCOME STATEMENT
  Interest income                                            $1,503     $1,436     $1,443     $1,534      $5,916
  Interest expense                                              506       473         472       459        1,910
  Net interest income                                           997       963         971     1,075        4,006
  Provision for loan losses                                     189       165         169       159          682
  Fees and other income                                         691       699         576       528        2,494
  Net securities gains (losses)                                  54        44          --       (17)          81
  Noninterest expense                                           875       974         870     1,011        3,730
  Income before income tax expense                              678       567         508       416        2,169
  Net income                                                    446       374         347       280        1,447
FINANCIAL RATIOS
  Return on average common equity                             24.03%    19.05%      16.79%    13.41%       18.14%
  Return on average assets                                     1.77      1.53        1.36       .99         1.40
  Net interest margin                                          4.36      4.42        4.34      4.26         4.34
  Efficiency ratio                                            51.58     58.33       55.98     62.80        57.12
PER COMMON SHARE
  Basic net income                                           $  .73     $ .62      $  .56     $ .46       $ 2.37
  Diluted net income                                            .73       .60         .56       .46         2.35
  Dividends declared and paid                                  .295      .295        .305      .305         1.20
------------------------------------------------------------------------------------------------------------------
2001
CONDENSED INCOME STATEMENT
  Interest income                                            $1,660     $1,625     $1,615     $1,514      $6,414
  Interest expense                                              889       799         718       570        2,976
  Net interest income                                           771       826         897       944        3,438
  Provision for loan losses                                      83       153         160       209          605
  Fees and other income                                         588       692         503       750        2,533
  Net securities gains                                           88        17          21        19          145
  Noninterest expense                                           805       840         815       885        3,345
  Income before income tax expense                              559       542         446       619        2,166
  Net income                                                    329       356         297       406        1,388
FINANCIAL RATIOS
  Return on average common equity                             20.13%    20.86%      16.69%    22.07%       19.94%
  Return on average assets                                     1.52      1.55        1.25      1.64         1.49
  Net interest margin                                          3.92      3.98        4.20      4.25         4.09
  Efficiency ratio                                            58.86     55.01       57.91     51.95        55.70
PER COMMON SHARE
  Basic net income                                           $  .55     $ .59      $  .49     $ .67       $ 2.30
  Diluted net income                                            .54       .58         .49       .66         2.27
  Dividends declared and paid                                  .285      .285        .295      .295         1.16
------------------------------------------------------------------------------------------------------------------

2003 ANNUAL REPORT

-----------------------------------------------------------------------------------------------------------------------
      (Dollars in Millions, Except Per Share Amounts)        First      Second     Third                  Nine Months
-----------------------------------------------------------------------------------------------------------------------
2003
RECONCILIATION TO PREVIOUSLY REPORTED RESULTS
  Fees and other income:
    As originally reported                                   $  866     $1,030     $  542                    $2,438
    Adjustment                                                  237       (49)        (58)                      130
    Restated                                                  1,103       981         484                     2,568
  Income before income tax expense:
    As originally reported                                      750       948         577                     2,275
    Adjustment                                                  237       (49)        (58)                      130
    Restated                                                    987       899         519                     2,405
  Net income:
    As originally reported                                      496       617         379                     1,492
    Adjustment                                                  147       (31)        (35)                       81
    Restated                                                    643       586         344                     1,573
  Basic net income per share:
    As originally reported                                      .81      1.01         .62                      2.44
    Adjustment                                                  .24      (.05)       (.06)                      .13
    Restated                                                   1.05       .96         .56                      2.57
  Diluted net income per share:
    As originally reported                                      .81       .99         .62                      2.42
    Adjustment                                                  .24      (.05)       (.06)                      .13
    Restated                                                 $ 1.05     $ .94      $  .56                    $ 2.55
-----------------------------------------------------------------------------------------------------------------------
                                                             First      Second     Third      Fourth       Full Year
-----------------------------------------------------------------------------------------------------------------------
2002
RECONCILIATION TO PREVIOUSLY REPORTED RESULTS
  Fees and other income:
    As originally reported                                   $  691     $ 729      $  621     $ 690          $2,731
    Adjustment                                                   --       (30)        (45)     (162)           (237)
    Restated                                                    691       699         576       528           2,494
  Income before income tax expense:
    As originally reported                                      678       597         553       578           2,406
    Adjustment                                                   --       (30)        (45)     (162)           (237)
    Restated                                                    678       567         508       416           2,169
  Net income:
    As originally reported                                      446       393         374       381           1,594
    Adjustment                                                   --       (19)        (27)     (101)           (147)
    Restated                                                    446       374         347       280           1,447
  Basic net income per share:
    As originally reported                                      .73       .65         .61       .62            2.61
    Adjustment                                                   --      (.03)       (.05)     (.16)           (.24)
    Restated                                                    .73       .62         .56       .46            2.37
  Diluted net income per share:
    As originally reported                                      .73       .63         .61       .62            2.59
    Adjustment                                                   --      (.03)       (.05)     (.16)           (.24)
    Restated                                                 $  .73     $ .60      $  .56     $ .46          $ 2.35
-----------------------------------------------------------------------------------------------------------------------
                                                             First      Second     Third      Fourth       Full Year
-----------------------------------------------------------------------------------------------------------------------
2001
RECONCILIATION TO PREVIOUSLY REPORTED RESULTS
  Fees and other income:
    As originally reported                                   $  598     $ 682      $  597     $ 656          $2,533
    Adjustment                                                  (10)       10         (94)       94              --
    Restated                                                    588       692         503       750           2,533
  Income before income tax expense:
    As originally reported                                      569       532         540       525           2,166
    Adjustment                                                  (10)       10         (94)       94              --
    Restated                                                    559       542         446       619           2,166
  Net income:
    As originally reported                                      335       350         356       347           1,388
    Adjustment                                                   (6)        6         (59)       59              --
    Restated                                                    329       356         297       406           1,388
  Basic net income per share:
    As originally reported                                      .56       .58         .59       .57            2.30
    Adjustment                                                 (.01)      .01        (.10)      .10              --
    Restated                                                    .55       .59         .49       .67            2.30
  Diluted net income per share:
    As originally reported                                      .55       .57         .58       .57            2.27
    Adjustment                                                 (.01)      .01        (.09)      .09              --
    Restated                                                 $  .54     $ .58      $  .49     $ .66          $ 2.27
=======================================================================================================================

2003 ANNUAL REPORT

STATISTICAL DATA

CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA(a)

------------------------------------------------------------------------------------------------------------------------
                                                                     For the Calendar Year
------------------------------------------------------------------------------------------------------------------------
    (IN MILLIONS, EXCEPT PER SHARE
               AMOUNTS)                 2003(B)    2002(B)    2001(B)     2000      1999      1998      1997      1996
------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME
 Interest income:
  Loans                                   $5,585     $5,334     $5,864    $5,790    $4,938    $4,812    $4,487    $4,425
  Securities                                 372        546        518       740       922       885       840       854
  Other                                       40         36         33        37        53        60        36        40
------------------------------------------------------------------------------------------------------------------------
    Total interest income                  5,997      5,916      6,415     6,567     5,913     5,757     5,363     5,319
 Interest expense:
  Deposits                                   892      1,148      1,778     1,937     1,636     1,846     1,813     1,862
  Borrowings and long-term debt              738        762      1,198     1,671     1,277       999       739       612
------------------------------------------------------------------------------------------------------------------------
    Total interest expense                 1,630      1,910      2,976     3,608     2,913     2,845     2,552     2,474
------------------------------------------------------------------------------------------------------------------------
 Net interest income                       4,367      4,006      3,439     2,959     3,000     2,912     2,811     2,845
 Provision for loan losses                   638        682        605       287       250       201       225       240
------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision
   for loan losses                         3,729      3,324      2,834     2,672     2,750     2,711     2,586     2,605
 Fees and other income                     3,549      2,494      2,533     2,427     2,243     2,180     1,766     1,528
 Securities gains, net                        47         81        145        57       138       134        81       109
------------------------------------------------------------------------------------------------------------------------
    Total noninterest income               3,596      2,575      2,678     2,484     2,381     2,314     1,847     1,637
 Noninterest expense before merger
  charges                                  4,088      3,730      3,345     3,184     2,983     2,998     2,727     2,725
 Merger charges                               --         --         --        --        --       379        66        75
------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense              4,088      3,730      3,345     3,184     2,983     3,377     2,793     2,800
------------------------------------------------------------------------------------------------------------------------
  Income before income taxes and
   cumulative effect of accounting
   changes                                 3,237      2,169      2,167     1,972     2,148     1,648     1,640     1,442
 Income taxes                              1,120        722        779       670       743       577       518       448
------------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of
   accounting changes                      2,117      1,447      1,388     1,302     1,405     1,071     1,122       994
 Cumulative effect of accounting
  changes, net                                --         --         --        --        --        --        --        --
------------------------------------------------------------------------------------------------------------------------
 Net income                               $2,117     $1,447     $1,388    $1,302    $1,405    $1,071    $1,122     $ 994
========================================================================================================================
PER COMMON SHARE
 Diluted net income                        $3.43      $2.35      $2.27     $2.13     $2.22     $1.61     $1.71     $1.48
 Dividends declared                         1.25       1.20       1.16      .855     1.085       .97       .86       .94
 Dividends paid                             1.25       1.20       1.16      1.14      1.06       .94       .84       .74
 Average diluted shares                   616.41     616.17     611.94    612.63    632.45    665.72    655.47    673.10
 Book value                               $15.39     $13.35     $12.15    $11.06    $ 9.39    $10.69    $ 9.75    $ 9.39
 Market value (close)                      33.94      27.32      29.24     28.75     23.69     36.25     32.88     22.44
FINANCIAL RATIOS
 Return on average common equity           23.60%     18.14%     19.94%    21.29%    22.64%    15.40%    18.20%    16.69%
 Return on average total equity            23.60      18.14      19.90     21.21     22.56     15.37     18.20     16.61
 Return on average assets                   1.79       1.40       1.49      1.52      1.67      1.34      1.56      1.40
 Average stockholders' equity to
  average assets                            7.58       7.71       7.49      7.18      7.39      8.70      8.57      8.44
 Dividend payout ratio                     36.44      51.06      51.10     40.14     48.87     60.25     50.29     63.51
 Net interest margin                        4.11       4.34       4.09      3.85      3.99      4.11      4.37      4.47
 Net charge-offs to average portfolio
  loans                                      .80        .83        .68       .46       .43       .37       .44       .46
 Efficiency ratio                          51.46      57.12      55.70     58.75     56.49     65.81     60.45     63.47
AT YEAR END
 Assets                                 $113,933   $118,021   $105,817   $88,535   $87,121   $88,246   $75,779   $72,918
 Portfolio loans                          79,279     72,134     68,041    65,604    60,204    58,011    51,994    50,442
 Loans held for sale or securitization    15,368     24,501     16,831     3,439     2,731     3,508     1,250       444
 Securities                                6,866      9,211      9,859     9,904    14,904    16,119    13,798    13,412
 Deposits                                 63,930     65,119     63,130    55,256    50,066    58,247    52,617    53,619
 Long-term debt                           23,666     22,730     17,316    18,145    15,038     9,689     6,297     3,516
 Common stockholders' equity               9,329      8,161      7,381     6,740     5,698     6,977     6,158     6,216
 Total stockholders' equity                9,329      8,161      7,381     6,770     5,728     7,013     6,158     6,216
 Common shares outstanding                606.00     611.49     607.35    609.19    607.06    652.65    631.39    661.72
========================================================================================================================

--------------------------------------  ---------------------------
                                           For the Calendar Year
--------------------------------------  ---------------------------
    (IN MILLIONS, EXCEPT PER SHARE
               AMOUNTS)                  1995      1994      1993
--------------------------------------  ---------------------------
STATEMENTS OF INCOME
 Interest income:
  Loans                                  $4,383    $3,673    $3,420
  Securities                                966       911       945
  Other                                      52        20        14
---------------------------------------------------------------------------
    Total interest income                 5,401     4,604     4,379
 Interest expense:
  Deposits                                1,975     1,479     1,547
  Borrowings and long-term debt             673       420       187
------------------------------------------------------------------------------------
    Total interest expense                2,648     1,899     1,734
---------------------------------------------------------------------------------------------
 Net interest income                      2,753     2,705     2,645
 Provision for loan losses                  205       196       228
------------------------------------------------------------------------------------------------------
  Net interest income after provision
   for loan losses                        2,548     2,509     2,417
 Fees and other income                    1,332     1,274     1,202
 Securities gains, net                       42        35        59
---------------------------------------------------------------------------------------------------------------
    Total noninterest income              1,374     1,309     1,261
 Noninterest expense before merger
  charges                                 2,690     2,635     2,540
 Merger charges                              24        --        --
------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense             2,714     2,635     2,540
------------------------------------------------------------------------------------------------------------------------
  Income before income taxes and
   cumulative effect of accounting
   changes                                1,208     1,183     1,138
 Income taxes                               380       364       334
------------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of
   accounting changes                       828       819       804
 Cumulative effect of accounting
  changes, net                               --        --        60
------------------------------------------------------------------------------------------------------------------------
 Net income                               $ 828     $ 819     $ 864
======================================
PER COMMON SHARE
 Diluted net income                       $1.22     $1.21     $1.25
 Dividends declared                         .65       .59       .53
 Dividends paid                             .65       .59       .53
 Average diluted shares                  676.48    674.85    691.68
 Book value                              $ 8.77    $ 7.43    $ 7.69
 Market value (close)                     16.56     12.94     12.25
FINANCIAL RATIOS
 Return on average common equity          15.44%    16.39%    18.38%
 Return on average total equity           15.19     16.09     17.42
 Return on average assets                  1.15      1.23      1.37
 Average stockholders' equity to
  average assets                           7.59      7.62      7.88
 Dividend payout ratio                    53.28     48.76     42.40
 Net interest margin                       4.24      4.53      4.71
 Net charge-offs to average portfolio
  loans                                     .42       .35       .50
 Efficiency ratio                         65.85     65.22     64.84
AT YEAR END
 Assets                                 $74,142   $70,438   $66,395
 Portfolio loans                         50,127    47,396    42,996
 Loans held for sale or securitization      416       140        --
 Securities                              15,384    15,338    16,441
 Deposits                                54,923    54,755    51,388
 Long-term debt                           3,515     2,693     1,515
 Common stockholders' equity              5,706     4,851     5,120
 Total stockholders' equity               5,892     5,039     5,318
 Common shares outstanding               650.96    652.68    665.66
======================================

(a)Prior period data have been restated, where applicable, for stock splits and pooling-of-interests business combinations
(b)Financial data reflects restated results for 2001, 2002 and the first nine months of 2003 related to the application of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Refer to Note 1 of the Consolidated Financial Statements for further details.

2003 ANNUAL REPORT

REPORT OF MANAGEMENT ON INTERNAL CONTROL

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2003, in relation to criteria for effective internal control over financial reporting as described in "Internal
Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2003, its system of internal control over financial reporting met those criteria.


/s/ David A. Daberko             /s/ Jeffrey D. Kelly
DAVID A. DABERKO                 JEFFREY D. KELLY
Chairman and Chief               Chief Financial Officer
Executive Officer

Cleveland, Ohio

January 29, 2004

2003 ANNUAL REPORT

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Report on Internal Control

Audit Committee of the Board of Directors and the Stockholders of National City Corporation

We have examined management's assertion, included in the accompanying Report of Management on Internal Control, that National City Corporation's system of internal control over financial reporting as of December 31, 2003, met the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), insofar as management's assertion relates to internal control over the annual financial reporting in the 2003 consolidated financial statements of National City Corporation. National City Corporation's management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

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

In our opinion, management's assertion that, it believes that, as of December 31, 2003, National City Corporation's system of internal control over financial reporting insofar as management's assertion relates to internal control over the annual financial reporting in the 2003 consolidated financial statements of National City Corporation, met the established criteria in "Internal
Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, is fairly stated, in all material respects, based on those criteria.

Cleveland, Ohio                                            /s/ Ernst & Young LLP

January 29, 2004

Report on Consolidated Financial Statements

Audit Committee of the Board of Directors and the Stockholders of National City Corporation

We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of National City Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, the consolidated financial statements for the years ended December 31, 2002 and 2001 have been restated.

                                                           /s/ Ernst & Young LLP
Cleveland, Ohio

January 29, 2004

2003 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

------------------------------------------------------------------------------------------------
                                                                          December 31
                                                                --------------------------------
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2003                2002
------------------------------------------------------------------------------------------------
ASSETS
  Cash and demand balances due from banks                       $  3,595,706        $  3,756,426
  Federal funds sold and security resale agreements                  162,347             136,343
  Securities available for sale, at fair value                     6,865,616           9,211,268
  Other investments                                                  830,887             869,147
  Loans held for sale or securitization:
    Commercial                                                        16,300              14,840
    Mortgage                                                      14,497,277          24,486,524
    Automobile                                                       853,982                  --
------------------------------------------------------------------------------------------------
      Total loans held for sale or securitization                 15,367,559          24,501,364
  Portfolio loans:
    Commercial                                                    19,164,326          22,631,724
    Commercial construction                                        2,289,429           2,090,336
    Real estate - commercial                                       9,827,877           9,384,851
    Real estate - residential                                     27,393,711          19,972,549
    Home equity lines of credit                                   10,950,356           8,062,199
    Credit card and other unsecured lines of credit                2,324,198           2,030,024
    Other consumer                                                 7,328,956           7,962,729
------------------------------------------------------------------------------------------------
      Total portfolio loans                                       79,278,853          72,134,412
    Allowance for loan losses                                     (1,125,329)         (1,098,588)
------------------------------------------------------------------------------------------------
      Net portfolio loans                                         78,153,524          71,035,824
  Properties and equipment                                         1,125,526           1,036,937
  Other real estate owned                                             99,418             114,931
  Mortgage servicing assets                                        1,298,417             615,193
  Goodwill                                                         1,103,340           1,078,281
  Other intangible assets                                             62,475              74,573
  Derivative assets                                                1,349,259           1,468,381
  Accrued income and other assets                                  3,919,386           4,122,722
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $113,933,460        $118,021,390
================================================================================================
LIABILITIES
  Deposits:
    Noninterest bearing                                         $ 16,585,367        $ 16,156,081
    NOW and money market                                          26,849,261          23,022,449
    Savings                                                        2,353,721           2,477,067
    Consumer time                                                 13,133,909          14,686,005
    Other                                                            924,969           3,403,827
    Foreign                                                        4,082,803           5,373,339
------------------------------------------------------------------------------------------------
      Total deposits                                              63,930,030          65,118,768
  Federal funds borrowed and security repurchase agreements        6,693,916           6,528,258
  Borrowed funds                                                   6,615,460          11,493,909
  Long-term debt                                                  23,480,724          22,550,295
  Junior subordinated debentures owed to unconsolidated
    subsidiary trusts                                                185,568                  --
  Corporation-obligated mandatorily redeemable capital
   securities of subsidiary trusts
   holding solely debentures of the Corporation                           --             180,000
  Derivative liabilities                                             875,737           1,243,544
  Accrued expenses and other liabilities                           2,823,354           2,745,559
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                104,604,789         109,860,333
================================================================================================
STOCKHOLDERS' EQUITY
  Common stock, par value $4 per share, authorized
    1,400,000,000 shares, outstanding 605,996,120 shares in
    2003 and 611,491,359 shares in 2002                            2,423,985           2,445,966
  Capital surplus                                                  1,116,279             989,346
  Retained earnings                                                5,723,720           4,658,565
  Accumulated other comprehensive income                              64,687              67,180
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                         9,328,671           8,161,057
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $113,933,460        $118,021,390
================================================================================================

See Notes to Consolidated Financial Statements

2003 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

Consolidated Statements of Income

-----------------------------------------------------------------------------------------------------------
                                                                           For the Calendar Year
                                                                -------------------------------------------
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             2003             2002           2001
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                          $5,584,681       $5,333,962     $5,863,785
  Securities:
    Taxable                                                         318,304          474,096        433,115
    Exempt from Federal income taxes                                 33,927           36,286         39,800
    Dividends                                                        20,404           35,191         45,201
  Federal funds sold and security resale agreements                   2,756            2,010          4,317
  Other investments                                                  37,750           34,375         28,534
-----------------------------------------------------------------------------------------------------------
      Total interest income                                       5,997,822        5,915,920      6,414,752
INTEREST EXPENSE
  Deposits                                                          891,731        1,148,378      1,777,731
  Federal funds borrowed and security repurchase agreements         132,397          150,430        297,374
  Borrowed funds                                                     18,672           37,375         63,987
  Long-term debt and capital securities                             587,016          574,358        836,811
-----------------------------------------------------------------------------------------------------------
      Total interest expense                                      1,629,816        1,910,541      2,975,903
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               4,368,006        4,005,379      3,438,849
PROVISION FOR LOAN LOSSES                                           638,418          681,918        605,295
-----------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses         3,729,588        3,323,461      2,833,554
NONINTEREST INCOME
  Mortgage banking revenue                                        1,482,026          590,341        525,312
  Deposit service charges                                           568,067          513,560        469,326
  Payment processing revenue                                        477,888          451,037        464,627
  Trust and investment management fees                              291,075          307,387        319,825
  Card-related fees                                                 168,947          156,965        169,453
  Brokerage revenue                                                 122,080          108,585         97,505
  Other                                                             438,766          366,007        486,973
-----------------------------------------------------------------------------------------------------------
      Total fees and other income                                 3,548,849        2,493,882      2,533,021
  Securities gains, net                                              47,152           81,092        144,802
-----------------------------------------------------------------------------------------------------------
      Total noninterest income                                    3,596,001        2,574,974      2,677,823
NONINTEREST EXPENSE
  Salaries, benefits, and other personnel                         2,215,686        1,865,480      1,710,309
  Equipment                                                         261,421          245,431        238,956
  Net occupancy                                                     232,989          225,044        212,780
  Third-party services                                              295,348          239,083        203,762
  Card processing                                                   218,093          210,891        198,928
  Marketing and public relations                                    135,569          146,138         71,348
  Other                                                             729,017          797,567        708,793
-----------------------------------------------------------------------------------------------------------
      Total noninterest expense                                   4,088,123        3,729,634      3,344,876
-----------------------------------------------------------------------------------------------------------
Income before income tax expense                                  3,237,466        2,168,801      2,166,501
Income tax expense                                                1,120,402          722,158        778,393
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                       $2,117,064       $1,446,643     $1,388,108
===========================================================================================================
NET INCOME PER COMMON SHARE
  Basic                                                               $3.46            $2.37          $2.30
  Diluted                                                              3.43             2.35           2.27
AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                         611,205,682      610,186,786    603,611,073
  Diluted                                                       616,410,043      616,174,238    611,936,906
===========================================================================================================

See Notes to Consolidated Financial Statements

2003 ANNUAL REPORT

Consolidated Statements of Changes in Stockholders' Equity

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                                                                          Other
                                                   Preferred     Common      Capital      Retained    Comprehensive
(Dollars in Thousands, Except Per Share Amounts)     Stock       Stock       Surplus      Earnings    Income (Loss)      Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                          $29,968    $2,436,755   $  837,444   $3,405,077     $  60,577      $6,769,821
  Comprehensive income:
    Net income                                                                            1,388,108                     1,388,108
    Other comprehensive income, net of tax:
      Cumulative effect of change in accounting
       principle                                                                                          (25,995)        (25,995)
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income                                                                                              45,079          45,079
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net losses
       included in net income                                                                              (7,384)         (7,384)
                                                                                                                       ----------
    Total comprehensive income                                                                                          1,399,808
  Common dividends declared, $1.16 per share                                               (699,848)                     (699,848)
  Preferred dividends declared                                                               (1,016)                       (1,016)
  Issuances of 5,709,641 common shares under
   stock-based compensation plans, including
   related tax effects                                             22,838       55,866                                     78,704
  Repurchase of 9,316,800 common shares                           (37,267)      (6,707)    (122,272)                     (166,246)
  Conversion of 585,396 shares of preferred stock
   to 1,773,220 common shares                       (29,270)        7,093       22,177                                         --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                          $   698    $2,429,419   $  908,780   $3,970,049     $  72,277      $7,381,223
  Comprehensive income:
    Net income                                                                            1,446,643                     1,446,643
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income                                                                                             117,417         117,417
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net losses
       included in net income                                                                            (122,514)       (122,514)
                                                                                                                       ----------
  Total comprehensive income                                                                                            1,441,546
  Common dividends declared, $1.20 per share                                               (732,064)                     (732,064)
  Preferred dividends declared                                                                  (21)                          (21)
  Issuance of 5,360,548 common shares under stock-
   based compensation plans, including related tax
   effects                                                         21,443       81,493                                    102,936
  Repurchase of 1,264,000 common shares                            (5,056)      (1,428)     (26,042)                      (32,526)
  Conversion of 13,234 shares of preferred stock
   to 40,082 common shares and redemption of 735
   shares                                              (698)          160          501                                        (37)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                          $    --    $2,445,966   $  989,346   $4,658,565     $  67,180      $8,161,057
  Comprehensive income:
    Net income                                                                            2,117,064                     2,117,064
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income                                                                                             (90,755)        (90,755)
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net losses
       included in net income                                                                              88,262          88,262
                                                                                                                       ----------
  Total comprehensive income                                                                                            2,114,571
  Common dividends declared, $1.25 per share                                               (764,817)                     (764,817)
  Issuance of 5,966,961 common shares under stock-
   based compensation plans, including related tax
   effects                                                         23,868      146,609                                    170,477
  Repurchase of 11,462,200 common shares                          (45,849)     (19,676)    (287,092)                     (352,617)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                          $    --    $2,423,985   $1,116,279   $5,723,720     $  64,687      $9,328,671
=================================================================================================================================

See Notes to Consolidated Financial Statements

2003 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------
                                                                           For the Calendar Year
                                                               ---------------------------------------------
                       (IN THOUSANDS)                              2003             2002            2001
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                 $   2,117,064    $  1,446,643    $  1,388,108
    Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
      Provision for loan losses                                      638,418         681,918         605,295
      Depreciation and amortization of properties and
       equipment                                                     194,877         182,840         182,730
      Amortization of intangible assets and mortgage
       servicing assets                                              536,972         378,747         283,584
      Accretion of premiums and discounts on securities and
       debt                                                          (20,085)        (23,415)         (9,151)
      Mortgage servicing asset impairment (recoveries)
       charges                                                      (194,277)        246,330          88,018
      Ineffective hedge and other derivative gains, net             (251,549)       (671,841)       (405,527)
      Securities gains, net                                          (47,152)        (81,092)       (144,802)
      Gains on loans sold or securitized, net                     (1,031,561)       (528,688)       (358,956)
      Other losses, net                                              166,968         290,403          62,162
      Originations and purchases of loans held for sale or
       securitization                                           (111,133,636)    (81,217,831)    (57,995,822)
      Principal payments on and proceeds from sales of loans
       held for sale or securitization                           119,666,635      71,705,366      44,684,194
      Provision for deferred income taxes                           (107,880)       (220,528)          1,783
      Decrease in accrued interest receivable                         12,383           8,491         519,030
      (Decrease) increase in accrued interest payable                (19,479)         36,059        (640,761)
      Net change in other assets and liabilities                   2,258,672       1,512,112        (134,412)
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities               12,786,370      (6,254,486)    (11,874,527)
------------------------------------------------------------------------------------------------------------
LENDING AND INVESTING ACTIVITIES
    Net decrease (increase) in Federal funds sold, security
     resale agreements, and other investments                         12,256        (128,089)        164,413
    Purchases of available-for-sale securities                    (3,967,818)     (4,089,805)     (3,252,831)
    Proceeds from sales of available-for-sale securities           1,731,204       3,112,992       2,625,290
    Proceeds from maturities, calls, and prepayments of
     available-for-sale securities                                 4,488,063       2,681,143       2,072,950
    Net increase in loans                                        (10,948,201)     (4,231,022)     (4,492,467)
    Proceeds from sales or securitizations of loans                1,835,347       1,902,237       1,007,921
    Net increase in properties and equipment                        (296,887)       (152,973)       (189,222)
    (Purchases)/proceeds from acquisitions and divestitures          (35,118)             --          43,500
------------------------------------------------------------------------------------------------------------
Net cash used in lending and investing activities                 (7,181,154)       (905,517)     (2,020,446)
------------------------------------------------------------------------------------------------------------
DEPOSIT AND FINANCING ACTIVITIES
    Net (decrease) increase in deposits                           (1,161,690)      1,970,593       7,852,894
    Net increase (decrease) in Federal funds borrowed and
     security repurchase agreements                                  165,658         (65,130)        915,745
    Net (decrease) increase in borrowed funds                     (4,878,449)        243,538       7,675,017
    Repayments of long-term debt                                 (10,317,328)     (5,287,240)     (6,996,405)
    Proceeds from issuances of long-term debt, net                11,372,830      10,312,428       6,105,344
    Dividends paid                                                  (764,817)       (732,095)       (701,304)
    Issuances of common stock                                        170,477         102,936          78,704
    Repurchases of common stock                                     (352,617)        (32,526)       (166,246)
    Redemption of preferred stock                                         --             (37)             --
------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by deposit and financing
  activities                                                      (5,765,936)      6,512,467      14,763,749
------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and demand balances due from
  banks                                                             (160,720)       (647,536)        868,776
Cash and demand balances due from banks, January 1                 3,756,426       4,403,962       3,535,186
------------------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, DECEMBER 31           $   3,595,706    $  3,756,426    $  4,403,962
============================================================================================================
SUPPLEMENTAL INFORMATION
    Cash paid for:
      Interest                                                 $   1,421,774    $  1,874,482    $  3,616,664
      Income taxes                                                 1,177,170         877,918         747,142
    Noncash items:
      Transfers of loans to other real estate                        228,731         187,414         121,043
      Carrying value of securities donated to the National
       City Charitable Foundation                                     25,007          36,306              --
      Consolidation of asset-backed commercial paper conduit
        Loans                                                             --         679,451              --
        Securities                                                        --       1,992,178              --
        Other assets                                                      --           1,492              --
        Commercial paper borrowings                                       --       2,688,757              --
        Other liabilities                                                 --             228              --
      Trade date purchase of debt securities not yet settled              --              --       1,057,299
      Fair value of AMVESCAP PLC stock received in
       connection with sale of National Asset Management
       Corporation preferred stock                                        --           1,386          41,319
============================================================================================================

See Notes to Consolidated Financial Statements

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive branch bank network in Ohio, Michigan, Pennsylvania, Indiana, Kentucky, and Illinois and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Primary businesses include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and payment processing.

1. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Corporation and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS: The Corporation has restated prior period financial statements based upon changes in its method of assessing effectiveness of its hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133). The restatement resulted from changes in the technical application of effectiveness tests under SFAS 133 relating to hedging programs for mortgage servicing rights and mortgage loans held for sale. The impact of the restatement to net income and the related per share amounts for the years ended December 31, 2001 and 2002 and the nine months ended September 30, 2003 was as follows:

------------------------------------------------------------------------
                             NINE MONTHS ENDED     For the Year Ended
(IN THOUSANDS, EXCEPT          SEPTEMBER 30,     -----------------------
PER SHARE AMOUNTS)                 2003             2002         2001
------------------------------------------------------------------------
As originally reported:
 Net income                     $1,492,476       $1,593,598   $1,388,108
 Net income per common
  share:
   Basic                             $2.44            $2.61        $2.30
   Diluted                            2.42             2.59         2.27
As restated:
 Net income                     $1,572,948       $1,446,643   $1,388,108
 Net income per common
  share:
   Basic                             $2.57            $2.37        $2.30
   Diluted                            2.55             2.35         2.27
========================================================================

This change had no significant impact on financial position or cumulative net income for the three-year period ending December 31, 2003. See the Financial Review section for a Summary Condensed Income Statement of the restated quarterly financial results.

CONSOLIDATION: Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, requires a company's consolidated financial statements include subsidiaries in which the company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest. Investments in companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. Investments in companies in which the Corporation has significant influence over operating and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) and limited partnership investments are generally accounted for by the equity method of accounting. These investments are normally included in other assets and National City's proportionate share of income or loss is included in other noninterest income.

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIE), indicates when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitles it to receive a majority of the entity's residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Corporation's consolidated financial statements include the assets, liabilities and activities of VIEs for which it is deemed to be the primary beneficiary.

The Corporation uses special-purpose entities (SPEs), primarily securitization trusts, to diversify its funding sources. SPEs are not operating entities, generally have no employees, and usually have a limited life. The basic SPE structure involves the Corporation transferring assets to the SPE. The SPE funds the purchase of those assets by issuing asset-backed securities to investors. The legal documents governing the SPE describe how the cash received on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. National City structures these SPEs to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the transferor of the assets.

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

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

QSPE criteria under SFAS 140, and accordingly, are not consolidated on the balance sheet. Further discussion regarding these securitization trusts is included in Note 5.

USE OF ESTIMATES: The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates.

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

The Corporation, through its subsidiary NCMC, sells mortgage loans to GNMA in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Corporation to repurchase individual delinquent loans that meet certain criteria from the securitized pool. At the Corporation's option, and without GNMA's prior authorization, the Corporation may repurchase the delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, the Corporation is deemed to have regained effective control over the loan and is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of the Corporation's intent to repurchase the loan. As of December 31, 2003, residential real estate portfolio loans included $240 million of loans available for repurchase under the GNMA optional repurchase pro-

2003 ANNUAL REPORT
grams with the offsetting liability recorded within other borrowed funds.

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

SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or losses on the income statement. Interest on trading account securities is recorded in interest income. As of December 31, 2003 and December 31, 2002, trading account securities totaled $22 million and $15 million, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at either December 31, 2003 or 2002.

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

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

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

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 10 years.
Note 11 includes a summary of goodwill and other intangible assets.

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

SFAS 140 requires, for certain transactions completed after the initial adoption date, a "true sale" analysis of the treatment of the transfer under state law as if the Corporation was a debtor under the bankruptcy code. A "true sale" legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. The analytical conclusion as to a true sale is

2003 ANNUAL REPORT
never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor's control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special-purpose entities.

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

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

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

For securitizations involving credit card receivables, the Corporation's continuing involvement in the securitized assets includes maintaining an undivided, pro rata interest in all credit card loan receivables that are in the trust, referred to as seller's interest. The seller's interest ranks "pari-passu" with the investors' interests in the trust. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller's interest will vary. However, the Corporation is required to maintain its seller's interest at a minimum level of 4% of the initial invested amount in each series to ensure receivables are available for allocation to the investors' interests.

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

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. SFAS 133 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases.

2003 ANNUAL REPORT

MORTGAGE SERVICING ASSETS: The Corporation sells mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing right (MSR) asset is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities. MSRs, when purchased, are initially recorded at cost. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Changes in fair value resulting from the application of hedge accounting become part of the carrying values of MSRs.

The carrying values of MSRs (initial capitalized amount, net of accumulated amortization and hedge accounting adjustments) are amortized in proportion to, and over the period of, estimated net servicing income.

MSRs are evaluated for impairment in accordance with SFAS 140. For purposes of determining impairment, the MSRs are stratified by certain risk characteristics, primarily loan type and note rate. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value, including hedge accounting adjustments, exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a recovery of income.

MSRs are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR and the valuation allowance, precluding subsequent recoveries.

The fair value of MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. Servicing fees, net of amortization, impairment, and related derivative gains and losses are recorded in mortgage banking revenue on the income statement.

STOCK-BASED COMPENSATION: Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123, Accounting for Stock-Based Compensation. Under the guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Corporation began applying the recognition provisions of SFAS 123 to all awards granted to employees after January 1, 2003. Compensation expense for option awards granted subsequent to January 1, 2003 were determined based on the estimated fair value of the award at the date of grant and recognized ratably in the income statement over the option's vesting period. Stock options granted prior to January 1, 2003, will continue to be accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the market price of the stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all unvested stock awards. The remaining outstanding options accounted for under APB 25 vest through 2005.

Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant. The adoption of the recognition provisions of SFAS 123 did not have a significant impact on the determination of compensation expense for restricted share awards.

The table on the following page illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards. Also included in the pro forma net income and earnings per share is the after-tax expense, net of minority interest benefit, related to option awards granted by the Corporation's 84%-owned payment processing subsidiary, National Processing, Inc., on its common stock.

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

----------------------------------------------------
                                    For the Calendar Year
----------------------------------------------------
 In Thousands, Except Per
      SHARE AMOUNTS)            2003         2002
----------------------------------------------------      2001
Net income, as reported      $2,117,064   $1,446,643   $1,388,108
Add: option expense
  included in reported net
  income, net of related
  tax effects
  National City common
   stock                          8,548           --           --
  National Processing
   common stock                     144           --           --
Less: total option expense
  determined under fair
  value method for all
  option awards, net of
  related tax effects
  National City common
   stock                        (41,251)     (44,872)     (40,060)
  National Processing
   common stock                  (5,378)      (6,224)      (3,901)
----------------------------------------------------
PRO FORMA NET INCOME         $2,079,127   $1,395,547   $1,344,147
----------------------------------------------------
Pro forma net income per
  share:
  Basic - as reported             $3.46        $2.37        $2.30
  Basic - pro forma                3.40         2.29         2.23
  Diluted - as reported            3.43         2.35         2.27
  Diluted - pro forma              3.37         2.26         2.20
====================================================

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted on National City common stock:

---------------------------------------------------
                                      For the Calendar Year
---------------------------------------------------
                                      2003    2002
---------------------------------------------------   2001
Risk-free interest rate                3.26%   3.48%   5.55%
Expected dividend yield                4.14    3.86    3.50
Expected volatility                   27.15   26.10   23.60
Expected option life (in years)           5       5       4
Weighted-average grant-date fair
  value of options                    $6.04   $5.09   $5.83
===================================================

The weighted-average assumptions used to value the National Processing option grants are disclosed in National Processing, Inc.'s December 31, 2003 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) and is accessible at www.sec.gov.

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

2. Recent Accounting Pronouncements

LOAN COMMITMENTS: On December 11, 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Corporation enters into such commitments with customers in connection with residential mortgage loan applications and at December 31, 2003 had approximately $4.1 billion in notional amount of these commitments outstanding. This guidance, if issued, would require the Corporation to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. The Corporation is currently assessing the impact of this pending guidance on its results of operations and financial position. In the quarter of adoption, there would likely be a one-time negative impact to mortgage banking revenue yet to be determined.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS: In December 2003, the FASB revised SFAS 132 Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. See Note 24 for the additional pension and other postretirement benefit disclosures as the Corporation adopted the provisions of this Statement as of December 31, 2003.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the Financial Accounting Standards Board
(FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obliga-

2003 ANNUAL REPORT
tions of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2003, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.

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

During the third quarter of 2003, the Corporation applied the provisions of FIN 46 to two wholly-owned subsidiary trusts that issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships. The application of FIN 46 resulted in the deconsolidation of the two wholly-owned subsidiary trusts. The assets and liabilities of the subsidiary trusts that were deconsolidated totaled $189 million and $183 million, respectively. See Note 17 for further discussion of these trusts and the Corporation's related obligations. The application of FIN 46 to certain direct and indirect interests in investment partnerships resulted in the consolidation of assets and liabilities each totaling $73 million. Of the total $73 million of liabilities consolidated, $72 million represented amounts owned by minority ownership interests.

In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

Management continues to evaluate the applicability of FIN 46 on various other investments and interests, including low-income housing partnership interests, small business commercial real estate partnerships, historic tax credit partnerships, leveraged leasing structures, and certain trust accounts. The Corporation does not believe that the application of FIN 46 to any of these investments or interests, if required, will have a material impact on financial condition, results of operations, or liquidity.

GUARANTEES: In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires the guarantor to recognize a liability for the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, while other guarantees are subject to just the disclosure requirements of FIN 45 but not to the recognition provisions. The disclosure requirements of FIN 45 were effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees are disclosed in Note 22. The implementation of the accounting requirements of FIN 45 did not have a material impact on financial condition, the results of operations, or liquidity.

ACCOUNTING FOR STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects.

Effective January 1, 2003, the Corporation adopted the fair value method of recording stock options under SFAS 123 prospectively for awards granted, modified or settled after January 1, 2003. Refer to Notes 1 and 23 for further discussion on the adoption of SFAS 148. The income statement impact associated with expensing

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

National City stock options was approximately $12 million pretax and $9 million, or $.01 per diluted share, after tax, in 2003.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and was adopted by the Corporation on January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

ASSET RETIREMENT OBLIGATIONS: In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard became effective for the Corporation on January 1, 2003 and its adoption did not have a material impact on financial condition, the results of operations, or liquidity.

NON-GAAP FINANCIAL MEASURES: In March 2003, the SEC issued Regulation G, Conditions for Use of Non-GAAP Financial Measures. As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company's historical or future performance, financial position, or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. Management does not believe it has used any non-GAAP financial measure in this report.

3. Acquisitions and Divestitures

In November 2003, the Corporation signed a definitive agreement to acquire Allegiant Bancorp, Inc., a $2.5 billion asset bank holding company operating a 35 branch network in the St. Louis, Missouri metropolitan area. Under the terms of the purchase agreement, Allegiant shareholders will receive either .833 shares of National City common stock in a tax-free exchange, or $27.25 in cash, for each share of Allegiant common stock, for a total indicated value of approximately $475 million. Completion of this transaction is subject to shareholder and regulatory approvals.

In June 2003, National Processing, Inc., the Corporation's 84%-owned payment processing subsidiary, acquired Bridgeview Payment Solutions, Inc. (BPS) from Bridgeview Bank and Trust Company for $32 million in cash. The preliminary allocation of the purchase price increased goodwill by approximately $24 million. The remainder of the purchase price was primarily allocated to merchant contracts, which were recorded as other intangible assets and are being amortized on a straight-line basis over five years. The results of operations for BPS have been included in the consolidated financial statements since the date of acquisition.

In April 2001, National City sold its preferred share interest in National Asset Management Corporation (NAMCO), a Louisville, Kentucky-based investment advisor, to AMVESCAP PLC (AVZ) for a gain of $89 million. The gain is included in other noninterest income on the income statement. The carrying value of National City's investment in NAMCO preferred shares was $2 million. Cash proceeds of $49 million and 2.8 million shares of AVZ stock, with a value of $41 million, were received in connection with the sale. The shares were sold later in the second quarter of 2001. In May 2002, National City received additional contingent consideration of $5 million related to the sale of NAMCO, consisting of cash of $4 million and 126,677 shares of AVZ stock, with a value of $1 million. The consideration was recorded in other noninterest income on the income statement.

In June 2001, National Processing acquired a 70% interest in ABN AMRO Merchant Services, LLC (AAMS) for cash of $49 million. Under the terms of the agreement, National Processing provides AAMS with all merchant-processing services, including both authorization and settlement of all card-based transactions. The acquisition was accounted for by the purchase method, with the results of operations of AAMS included in the income statement from the date of acquisition. Goodwill of $27 million was recorded in connection with the acquisition. The remainder of the purchase price was allocated to other intangible assets, primarily acquired-merchant contracts, which are being amortized on a straight-line basis over 10 years.

In August 2001, National Processing sold its business process outsourcing business unit for $43 million in cash. This business unit primarily processed health care claims, credit card applications, and airline tickets. In connection with the disposal, a pretax impairment loss, net of minority interest benefit, of $3 million was recorded in 2001.

4. Restructuring Charges

In the first quarter of 2003, the Corporation implemented cost-reduction initiatives focused on improving long-term profitability. These cost-reduction initiatives included a voluntary retirement program and position eliminations across the Corporation's lines of business. In connection with the cost-reduction initiatives, a liability was established and a charge to income recorded for severance and costs associated with outplacement services provided to employees whose positions were eliminated. A rollforward of the severance liability is presented in the table below. Also included in the rollforward of the liability are severance expenses incurred in the normal course of business. Except for

2003 ANNUAL REPORT
severance charges incurred by the National Processing line of business, all other severance and related termination expenses were recorded as unallocated corporate charges within the Parent and Other category. Of the total net expense recorded in 2003 of $82 million, $5 million related to outplacement services provided and was recorded within third-party services expense on the income statement. The remainder was recorded within personnel expense.

-------------------------------------------------------------------
                                         FOR THE YEAR ENDED
                                         DECEMBER 31, 2003
-------------------------------------------------------------------
                                 PARENT AND    NATIONAL
(IN THOUSANDS)                     OTHER      PROCESSING    TOTAL
-------------------------------------------------------------------
Beginning balance                 $ 13,895     $ 3,141     $ 17,036
Severance and other termination
 costs                              83,405       1,764       85,169
Payments                           (80,503)     (2,235)     (82,738)
Adjustments                         (2,643)       (897)      (3,540)
-------------------------------------------------------------------
ENDING BALANCE                    $ 14,154     $ 1,773     $ 15,927
===================================================================

Adjustments to the liability were recognized for instances in which severed employees accepted new positions resulting in termination of their severance benefits.

5. Securitization Activity

The Corporation periodically sells assets through securitization transactions.

During 2003, the Corporation securitized five pools of Small Business Administration (SBA) loans totaling $52 million, and recognized a pretax loss of $215 thousand, which was recorded in other noninterest income. Retained interests in the form of interest-only strips were recognized with an initial carrying value of approximately $4 million. The SBA loans securitized were sold servicing released and transaction costs were expensed in conjunction with the sale.

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

In January 2001, the Corporation also sold $425 million of credit card receivables in a securitization transaction and recognized a pretax gain of $21 million, which was recorded in other noninterest income. Retained interests in the form of interest-only strips and subordinated tranches were also recognized with initial carrying values of $4 million and $28 million, respectively. Transaction costs of $2 million incurred in connection with the securitization were deferred and are being amortized over the revolving term of the securitization.

The transaction costs deferred in connection with the credit card securitizations consisted primarily of securities underwriting, filing, and professional services fees.

The Corporation established an automobile receivables trust into which it sold, through securitization on March 27, 2002, $1.1 billion of fixed-rate, closed-end automobile loans. A pretax gain of $25 million was recorded as a result of the securitization and was recorded in other noninterest income. Retained interests in the form of interest-only strips, subordinated tranches, and dealer rebate receivables were also recognized with initial carrying values of $41 million, $62 million, and $2 million, respectively. In addition, a servicing asset was created in the amount of $17 million. See Note 1 for further details regarding the accounting for servicing assets.

A summary of the assumptions used to value the credit card retained interests and automobile retained interests and servicing asset at the time of the securitizations were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                  Weighted-       Variable       Monthly     Expected
                                                   Average         Annual       Principal     Annual      Annual
                                                    Life        Coupon Rate     Repayment     Credit     Discount
                                                 (in months)    to Investors      Rate        Losses       Rate      Yield
--------------------------------------------------------------------------------------------------------------------------
CREDIT CARD:
  Series 2000-1                                      5.5            6.86%         18.08%       4.17%      15.00%     14.43%
  Series 2001-1                                      5.6            6.06          17.79        4.08       15.00      14.77
  Series 2002-1                                      5.7            2.06          17.41        5.34       15.00      11.99
--------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                             Weighted-      Monthly       Expected
                                                              Average      Prepayment    Cumulative     Annual     Weighted-
                                                               Life          Speed         Credit      Discount     Average
                                                            (in months)     (% ABS)        Losses        Rate       Coupon
----------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE:
  Interest only strip                                          22.9           1.40%         2.25%       12.00%       8.71%
  Servicing asset                                              22.9           1.40          2.25        12.00        8.71
----------------------------------------------------------------------------------------------------------------------------

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses is presented on the following page. The automobile loans presented represent the managed portfolio of indirect prime automobile loans. The SBA loans represent securitized loans originally purchased and then sold by the Corporation.

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

---------------------------------------------------------------------------------------------------------------------
                                                                AS OF DECEMBER 31, 2003        FOR THE CALENDAR YEAR
                                                              ----------------------------    -----------------------
                                                              Principal    Loans Past Due     Average     Net Credit
(In Millions)                                                  Balance     30 Days or More    Balances      Losses
---------------------------------------------------------------------------------------------------------------------
Type of loan:
  Credit card                                                 $2,585.3         $ 95.0         $2,447.2      $136.2
  Automobile                                                   4,307.2           71.1         4,427.2         46.2
  SBA                                                             43.5            5.7            35.0           --
---------------------------------------------------------------------------------------------------------------------
    Total loans managed or securitized                         6,936.0          171.8         6,909.4        182.4
Less:
  Loans securitized:
    Credit card                                                1,450.0           45.2         1,450.0         74.7
    Automobile                                                   495.4           10.0           656.4          9.4
    SBA                                                           43.5            5.7            35.0           --
  Loans held for securitization:
    Credit card                                                     --             --              --           --
    Automobile                                                   854.0            2.8           153.1           --
    SBA                                                             --             --              --           --
---------------------------------------------------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO                                   $4,093.1         $108.1         $4,614.9      $ 98.3
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                As of December 31, 2002        For the Calendar Year
                                                              ----------------------------    -----------------------
                                                              Principal    Loans Past Due     Average     Net Credit
(In Millions)                                                  Balance     30 Days or More    Balances      Losses
---------------------------------------------------------------------------------------------------------------------
Type of loan:
  Credit card                                                 $2,400.0         $ 87.0         $2,263.7      $124.0
  Automobile                                                   4,400.3           91.2         4,394.0         44.7
  SBA                                                               --             --              --           --
---------------------------------------------------------------------------------------------------------------------
    Total loans managed or securitized                         6,800.3          178.2         6,657.7        168.7
Less:
  Loans securitized:
    Credit card                                                1,450.0           48.0         1,415.1         73.8
    Automobile                                                   834.4           11.8           738.6          4.9
    SBA                                                             --             --              --           --
  Loans held for securitization:
    Credit card                                                     --             --            34.9           --
    Automobile                                                      --             --           248.4           --
    SBA                                                             --             --              --           --
---------------------------------------------------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO                                   $4,515.9         $118.4         $4,220.7      $ 90.0
---------------------------------------------------------------------------------------------------------------------

The Corporation's on-balance-sheet credit card receivables are expected to increase following the revolving period of the securitization.

Certain cash flows received from the securitization trusts follow:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                For the Calendar Year
                                                    -----------------------------------------------------------------------------
                                                                    2003                             2002                2001
---------------------------------------------------------------------------------------------------------------------------------
                                                      Credit                                 Credit                     Credit
(In Millions)                                          Card       Automobile      SBA         Card       Automobile      Card
---------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                    $     --       $  --      $    48.0    $  397.4      $1,041.0     $  397.4
Proceeds from collections reinvested in previous
  securitizations                                     3,089.3          --             --     3,002.2            --      2,052.4
Servicing fees received                                  29.0         6.6             --        28.3           9.1         19.3
Other cash flows received on retained interest           89.6        15.0             .9        94.5          16.1         66.8
Proceeds from sales of previously charged-off
  accounts                                                1.1          --             --         1.6            .2          1.4
Purchases of delinquent or foreclosed assets               --          --             --          --            --           --
Repayments of servicing advances                           --          --             --          --            --           --
---------------------------------------------------------------------------------------------------------------------------------

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the December 31, 2003, fair values to immediate 10% and 20% adverse changes in those assumptions follows. Actual credit losses experienced through year-end 2003 on the pool of automobile loans securitized have been consistent with initial projections. As such, the expected static pool loss assumption would perform consistent with that disclosed in the sensitivity analysis. The sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

2003 ANNUAL REPORT

----------------------------------------------------------------------------------------------------------------------------
                                               Weighted-         Variable        Monthly    Expected
                                                Average           Annual        Principal    Annual      Annual
                                     Fair         Life          Coupon Rate     Repayment    Credit     Discount
       (Dollars in Millions)         Value   (in months)(b)   to Investors(b)    Rate(b)    Losses(b)   Rate(b)    Yield(b)
----------------------------------------------------------------------------------------------------------------------------
CREDIT CARD LOANS
  Interest-only strips(a)            $6.2          3.3              1.35%         17.90%       5.57%      15.00%     10.27%
    AS OF DECEMBER 31, 2003
      Decline in fair value of 10%
       adverse change                                              $  .4         $   .5       $ 2.1      $   --     $  3.9
      Decline in fair value of 20%
       adverse change                                                 .9             .8         4.3          --        6.2
----------------------------------------------------------------------------------------------------------------------------

(a) Represents interest-only strips recognized in connection with the credit card securitization series 2000-1, 2001-1 and 2002-1

(b) Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitization series

----------------------------------------------------------------------------------------------------------------------------
                                                               Weighted-       Monthly      Expected
                                                                Average       Prepayment   Cumulative    Annual    Weighted-
                                                     Fair         Life          Speed        Credit     Discount    Average
               (Dollars in Millions)                 Value    (in months)     (% ABS)(a)   Losses(c)      Rate      Coupon
----------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE LOANS
  SERIES 2002-A
    Interest-only strip                              $15.2        14.5           1.40%        2.16%       12.00%      8.71%
      AS OF DECEMBER 31, 2003
        Decline in fair value of 10% adverse change                             $  .8        $ 2.0       $   .3      $ 4.6
        Decline in fair value of 20% adverse change                               1.6          4.0           .7        8.9
    Servicing asset                                  $4.9         10.9           1.40%        2.16%       12.00%      8.71%
      AS OF DECEMBER 31, 2003(B)
        Decline in fair value of 10% adverse change                             $  .3           --       $   --      $  --
        Decline in fair value of 20% adverse change                                .6           --           --         --
----------------------------------------------------------------------------------------------------------------------------

(a) Absolute prepayment speed

(b) Carrying value of servicing asset at December 31, 2003 was $4.8 million

(c) The expected static pool loss assumption performed consistent with the expected cumulative credit loss assumptions

6. Asset-Backed Commercial Paper Conduit

During 2002 and 2001, the Corporation served as the administrative agent and investment advisor to a commercial paper conduit (North Coast Funding, LLC) that purchased high-grade assets from the Corporation and certain corporate customers and then issued high-grade commercial paper to third-party investors collateralized by such assets. The conduit was established in 2000, and at that time, was considered an unconsolidated qualified special-purpose entity under the guidelines of SFAS 140.

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

7. Loans and Lease Financings

Total loans outstanding were recorded net of unearned income and deferred loan fees and costs of $208 million and $390 million, respectively, at December 31, 2003 and 2002.

The loan portfolio includes lease financing receivables consisting of direct financing and leveraged leases on equipment, which are included in commercial loans on the consolidated balance sheet, and retail automobile lease financings, which are included in other consumer loans on the consolidated balance sheet. The direct financing and leveraged leased equipment consists primarily of manufacturing and mining equipment, commercial trucks and trailers, railroad equipment, and airplanes. The Corporation ceased originating retail automobile leases in December 2000 and is letting the portfolio run off over time. A summary of lease financings by type at December 31 follows:

--------------------------------------------------------------
           (IN THOUSANDS)                 2003         2002
--------------------------------------------------------------
COMMERCIAL
  Direct financings                    $1,148,494   $1,381,879
  Leveraged leases                        278,772      322,140
--------------------------------------------------------------
    TOTAL COMMERCIAL LEASE FINANCINGS   1,427,266    1,704,019
CONSUMER
  Retail automobile lease financings      150,864      571,641
--------------------------------------------------------------
TOTAL NET INVESTMENT IN LEASE
  FINANCINGS                           $1,578,130   $2,275,660
==============================================================

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

The components of the net investment in lease financings at December 31 follow:

--------------------------------------------------------------
           (IN THOUSANDS)                 2003         2002
--------------------------------------------------------------
COMMERCIAL
  Lease payments receivable            $1,237,339   $1,528,532
  Estimated residual value of leased
   assets                                 487,007      561,438
--------------------------------------------------------------
  Gross investment in commercial
   lease financings                     1,724,346    2,089,970
  Unearned income                        (297,080)    (385,951)
--------------------------------------------------------------
TOTAL NET INVESTMENT IN COMMERCIAL
  LEASE FINANCINGS                     $1,427,266   $1,704,019
--------------------------------------------------------------
CONSUMER
  Lease payments receivable            $   38,820   $  169,330
  Estimated residual value of leased
   assets                                 121,630      446,872
--------------------------------------------------------------
  Gross investment in consumer lease
   financings                             160,450      616,202
  Unearned income                          (9,586)     (44,561)
--------------------------------------------------------------
TOTAL NET INVESTMENT IN CONSUMER
  LEASE FINANCINGS                     $  150,864   $  571,641
==============================================================

A rollforward of the residual value component of lease financings follows:

-------------------------------------------------------------
             (IN THOUSANDS)                 2003       2002
-------------------------------------------------------------
COMMERCIAL
  Beginning balance                       $561,438   $595,867
  Additions                                 46,780     45,499
  Runoff                                   (83,356)   (70,104)
  Write-downs                              (37,855)    (9,824)
-------------------------------------------------------------
ENDING BALANCE                            $487,007   $561,438
-------------------------------------------------------------
CONSUMER
  Beginning balance                       $446,872   $862,428
  Additions                                     --         --
  Runoff                                  (311,140)  (364,704)
  Write-downs                              (14,102)   (50,852)
-------------------------------------------------------------
ENDING BALANCE                            $121,630   $446,872
=============================================================

The commercial lease residual value write-downs recorded during 2003 were primarily associated with various commercial aircraft leases. The write-downs consisted of $16 million attributable to decreases in the residual values of airplanes which were charged to other noninterest expense, $6 million attributable to credit losses which were charged to the allowance for loan losses, and $16 million attributable to the write-off of unearned income and other related accounts.

At December 31, 2003, the minimum future lease payments to be received from lease financings were as follows:

------------------------------------------------------------------------------------
                                                                    2009
                                                                    and
(In Millions)           2004     2005     2006     2007    2008    Beyond    Total
------------------------------------------------------------------------------------
Commercial             $331.8   $239.0   $166.3   $142.3   $81.6   $276.3   $1,237.3
Consumer                 33.3      5.5       --       --     --       --        38.8
------------------------------------------------------------------------------------
TOTAL                  $365.1   $244.5   $166.3   $142.3   $81.6   $276.3   $1,276.1
====================================================================================

8. Allowance for Loan Losses

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

--------------------------------------------------------------
                                         For the Calendar Year
--------------------------------------------------------------
(In Thousands)                   2003         2002        2001
--------------------------------------------------------------
BALANCE AT BEGINNING OF
 YEAR                      $1,098,588   $  997,331   $ 928,592
Provision                     638,418      681,918     605,295
Allowance related to
 loans sold or
 securitized                   (2,253)      (4,477)    (73,990)
Charge-offs                  (757,176)    (702,214)   (586,921)
Recoveries                    147,752      126,030     124,355
--------------------------------------------------------------
 Net charge-offs             (609,424)    (576,184)   (462,566)
--------------------------------------------------------------
BALANCE AT END OF YEAR     $1,125,329   $1,098,588   $ 997,331
==============================================================

In 2003, 2002, and 2001, $2 million, $4 million, and $29 million, respectively, of allowance for loan losses was transferred to the bases of credit card and automobile loans either sold through securitization during the year or held for securitization as of the end of the year.

During 2003, $967 million of residential real estate loans from the former Altegra portfolio were sold and $17 million was charged off to record the loans at fair value prior to sale. In 2001, the Corporation decided to accelerate the disposition of these loans and increased the allowance for loan losses by $68 million. Loans totaling $150 million were sold from the portfolio during 2001 with related loan loss allowance of $46 million included in the bases of the loans sold, essentially covering the loss on sale.

Nonperforming loans totaled $550 million and $702 million at December 31, 2003 and 2002, respectively. For loans classified as nonperforming at December 31, 2003, the contractual interest due and actual interest recognized on those loans during 2003 was $65 million and $16 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $263 million and $391 million at December 31, 2003 and 2002, respectively. Average impaired loans for 2003, 2002, and 2001 totaled $358 million, $354 million, and $122 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans for 2003 and 2002 was $22 million and $76 million, respectively. At December 31, 2003, impaired loans with an associated allowance totaled $75 million, while $188 million of impaired loans had no related allowance. At December 31, 2002, $206 million of impaired loans had an associated allowance, while $185 million of impaired loans had no related allowance. There was no interest recognized in 2003, 2002, and 2001 on impaired loans while they were considered impaired.

2003 ANNUAL REPORT

9. Securities

Securities available for sale follow:

------------------------------------------------------------------------
                                       DECEMBER 31, 2003
------------------------------------------------------------------------
                       AMORTIZED    UNREALIZED   UNREALIZED      FAIR
   (IN THOUSANDS)         COST        GAINS        LOSSES       VALUE
------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures            $  636,800    $ 44,316     $     11    $  681,105
Mortgage-backed
 securities             3,927,888     109,059        9,762     4,027,185
Asset-backed and
 corporate debt
 securities               930,894       5,919        2,140       934,673
States and political
 subdivisions             672,063      49,685           14       721,734
Other                     494,405       6,515            1       500,919
------------------------------------------------------------------------
TOTAL SECURITIES       $6,662,050    $215,494     $ 11,928    $6,865,616
========================================================================

------------------------------------------------------------------------
                                       December 31, 2002
------------------------------------------------------------------------
                       Amortized    Unrealized   Unrealized      Fair
   (In Thousands)         Cost        Gains        Losses       Value
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
========================================================================

The other category includes Federal Reserve and Federal Home Loan Bank stock, certain retained interests in securitizations, and the Corporation's internally managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $7 million and $8 million, respectively, at December 31, 2003, and $75 million and $71 million, respectively, at December 31, 2002.

The following table presents the age of gross unrealized losses and fair value by investment category.

----------------------------------------------------------------------------------------------
                                                  DECEMBER 31, 2003
                       -----------------------------------------------------------------------
                        LESS THAN 12 MONTHS      12 MONTHS OR MORE              TOTAL
                       -----------------------------------------------------------------------
                         FAIR     UNREALIZED     FAIR     UNREALIZED      FAIR      UNREALIZED
   (IN THOUSANDS)       VALUE       LOSSES      VALUE       LOSSES       VALUE        LOSSES
----------------------------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures            $    990    $    11     $     --     $   --     $      990    $    11
Mortgage-backed
 securities             736,022      9,755        3,653          7        739,675      9,762
Asset-backed
 securities             177,391        314      236,721      1,826        414,112      2,140
States and political
 subdivisions            11,363          7          188          7         11,551         14
Other                         3          1            3         --              6          1
----------------------------------------------------------------------------------------------
TOTAL                  $925,769    $10,088     $240,565     $1,840     $1,166,334    $11,928
==============================================================================================

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 2% or less of their respective amortized cost basis. The unrealized losses associated with the asset-backed securities relate primarily to securities collateralized by home equity and manufactured housing loans. These unrealized losses were also mainly attributed to changes in interest rates and were individually 2% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

The following table presents the amortized cost, fair value, and weighted-average yield of securities at December 31, 2003 by maturity:

---------------------------------------------------------------------------------------------
                                                                                    Weighted-
     (Dollars in        Within      1 to 5      5 to 10     After 10                 Average
     Thousands)         1 Year      Years        Years       Years       Total      Yield(a)
---------------------------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures            $232,001   $   72,964   $  315,084   $16,751    $  636,800     5.22%
Mortgage-backed
 securities              55,347    2,001,905    1,858,983    11,653     3,927,888     5.17
Asset-backed and
 corporate debt
 securities             127,448      691,600       25,243    86,603       930,894     2.27
States and political
 subdivisions            31,279      221,793      369,445    49,546       672,063     7.61
Other                     4,062      105,157           --   385,186       494,405     4.66
---------------------------------------------------------------------------------------------
AMORTIZED COST         $450,137   $3,093,419   $2,568,755   $549,739   $6,662,050
=============================================================================================
FAIR VALUE             $456,851   $3,171,502   $2,676,539   $560,724   $6,865,616
=============================================================================================
WEIGHTED-
 AVERAGE YIELD(A)          4.57%        4.65%        5.57%     4.41%         4.99%
=============================================================================================

(a) Yield on debt securities only; equity securities and retained interests in securitizations are excluded

Weighted-average yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax-equivalent basis using the marginal Federal income tax rate of 35%. Mortgage-backed securities and retained interests in securitizations are assigned to maturity categories based on their estimated average lives. Equity securities are included in other securities in the after 10 years category.

At December 31, 2003, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, and derivative instruments totaled $5.4 billion.

At December 31, 2003, there were no securities of a single issuer, other than U.S. Treasury debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders' equity.

In 2003, 2002, and 2001, gross securities gains of $52 million, $109 million, and $146 million and gross securities losses of $5 million, $28 million, and $2 million were recognized, respectively.

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

10. Principal Investments

The principal investment portfolio is managed within the Wholesale Banking line of business. The principal investment portfolio primarily consists of investments in the consumer, retail, manufacturing, automotive, commercial services, and building products industries with the largest industry constituting approximately 22% of the total portfolio. A rollforward of principal investments follows:

--------------------------------------------------------------
                                               December 31
--------------------------------------------------------------
(IN THOUSANDS)                               2003       2002
--------------------------------------------------------------
DIRECT INVESTMENTS:
  Carrying value at beginning of year      $317,089   $286,333
  Investments - new fundings                 71,056     57,107
  Reclassifications                         (12,415)        --
  Return of capital and writeoffs           (52,371)    (7,779)
  Fair value adjustments                    (23,282)   (18,572)
--------------------------------------------------------------
  Carrying value at end of year            $300,077   $317,089
--------------------------------------------------------------
INDIRECT INVESTMENTS:
  Carrying value at beginning of year      $254,899   $209,051
  Investments - new fundings                 56,710     59,903
  Reclassifications                          12,415         --
  Return of capital and writeoffs           (25,564)    (8,475)
  Fair value adjustments                     (3,521)    (5,580)
--------------------------------------------------------------
  Carrying value at end of year            $294,939   $254,899
--------------------------------------------------------------
TOTAL PRINCIPAL INVESTMENTS:
  Carrying value at beginning of year      $571,988   $495,384
  Investments - new fundings                127,766    117,010
  Reclassifications                              --         --
  Return of capital and writeoffs           (77,935)   (16,254)
  Fair value adjustments                    (26,803)   (24,152)
--------------------------------------------------------------
  CARRYING VALUE AT END OF YEAR            $595,016   $571,988
==============================================================

------------------------------------------------------------------------
                                               For the Calendar Year
------------------------------------------------------------------------
(IN THOUSANDS)                               2003       2002      2001
------------------------------------------------------------------------
PRINCIPAL INVESTMENT REVENUE(A)             $29,384   $ 22,198   $19,740
========================================================================
NET PRINCIPAL INVESTMENT GAINS (LOSSES)(B)  $ 7,025   $(22,902)  $(1,856)
========================================================================

(a) Consists primarily of interest, dividends, and fee income

(b) Consists of fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs

Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 22.


11. Goodwill and Other Intangible Assets

Upon the adoption of SFAS 142 on January 1, 2002, the Corporation ceased amortizing its goodwill, which decreased noninterest expense and increased net income in 2003 and 2002 as compared to 2001. The following table shows the pro forma effects of applying SFAS 142 to 2001.

---------------------------------------------------------------
                                  For the Calendar Year
---------------------------------------------------------------
(In Thousands,
Except Per Share
AMOUNTS)                      2003         2002         2001
---------------------------------------------------------------
GOODWILL AMORTIZATION:
  Pretax                   $       --   $       --   $   65,721
  After-tax                        --           --       56,348
NET INCOME:
  Reported                  2,117,064    1,446,643    1,388,108
  Add back: after-tax
   goodwill amortization           --           --       56,348
---------------------------------------------------------------
ADJUSTED                   $2,117,064   $1,446,643   $1,444,456
===============================================================
BASIC NET INCOME PER
  COMMON SHARE:
  Reported                      $3.46        $2.37        $2.30
  Add back: goodwill
   amortization per share          --           --          .09
---------------------------------------------------------------
ADJUSTED                        $3.46        $2.37        $2.39
===============================================================
DILUTED NET INCOME PER
  COMMON SHARE:
  Reported                      $3.43        $2.35        $2.27
  Add back: goodwill
   amortization per share          --           --          .09
---------------------------------------------------------------
ADJUSTED                        $3.43        $2.35        $2.36
===============================================================

A rollforward of goodwill by line of business for 2003 and 2002 follows:

-----------------------------------------------------------------------
                       JANUARY 1    GOODWILL   IMPAIRMENT   DECEMBER 31
   (IN THOUSANDS)         2003      ACQUIRED     LOSSES        2003
-----------------------------------------------------------------------
Consumer and Small
  Business Financial
  Services             $  512,731   $   550       --        $  513,281
Wholesale Banking          86,729        --       --            86,729
National Consumer
 Finance                  261,387       430       --           261,817
Asset Management          126,207        --       --           126,207
National Processing        91,227    24,079       --           115,306
Parent and Other               --        --       --                --
-----------------------------------------------------------------------
TOTAL                  $1,078,281   $25,059       --        $1,103,340
=======================================================================

2003 ANNUAL REPORT

-----------------------------------------------------------------------
                       January 1    Goodwill   Impairment   December 31
   (In Thousands)         2002      Acquired     Losses        2002
-----------------------------------------------------------------------
Consumer and Small
  Business Financial
  Services             $  512,731       --          --      $  512,731
Wholesale Banking          86,729       --          --          86,729
National Consumer
 Finance                  261,387       --          --         261,387
Asset Management          126,207       --          --         126,207
National Processing        91,227       --          --          91,227
Parent and Other               --       --          --              --
-----------------------------------------------------------------------
TOTAL                  $1,078,281       --          --      $1,078,281
=======================================================================

The goodwill acquired for National Processing relates to the payment processing company's second quarter acquisition of Bridgeview Payment Solutions, Inc. The value assigned to goodwill is based upon a preliminary allocation of the purchase price. Other intangibles, primarily merchant contracts, of approximately $10 million were capitalized and are being amortized on a straight-line basis over five years. Refer to Note 3 for further discussion.

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

On January 1, 2002, in conjunction with the adoption of SFAS 142, previously classified goodwill assets with a gross carrying value of $28 million, accumulated amortization of $20 million, and a net carrying value of $8 million, were transferred to core deposit intangibles because these assets met the criteria for recognition apart from goodwill.

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

A summary of core deposit, credit card, and merchant portfolios and other intangible assets follows:

-------------------------------------------------------------
                                              December 31
-------------------------------------------------------------
             (In Thousands)                 2003       2002
-------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
  Gross carrying amount                   $ 93,328   $ 93,328
  Less: accumulated amortization            78,162     65,169
-------------------------------------------------------------
  NET CARRYING AMOUNT                       15,166     28,159
-------------------------------------------------------------
CREDIT CARD INTANGIBLES
  Gross carrying amount                     17,323     17,323
  Less: accumulated amortization            14,321     12,990
-------------------------------------------------------------
  NET CARRYING AMOUNT                        3,002      4,333
-------------------------------------------------------------
MERCHANT PORTFOLIOS AND OTHER
  INTANGIBLES
  Gross carrying amount                     74,736     63,577
  Less: accumulated amortization            30,429     21,496
-------------------------------------------------------------
  NET CARRYING AMOUNT                       44,307     42,081
-------------------------------------------------------------
TOTAL FINITE-LIVED INTANGIBLES
  Gross carrying amount                    185,387    174,228
  Less: accumulated amortization           122,912     99,655
-------------------------------------------------------------
  NET CARRYING AMOUNT                     $ 62,475   $ 74,573
=============================================================

Amortization expense on finite-lived intangible assets totaled $23 million, $21 million, and $17 million for 2003, 2002, and 2001, respectively. Amortization expense on finite-lived intangible assets is expected to total $23 million, $11 million, $9 million, $8 million, and $4 million in 2004, 2005, 2006, 2007, and 2008, respectively.

12. Mortgage Servicing Right (MSR) Assets

The unpaid principal balance of residential mortgage loans serviced for third parties was $141.1 billion at December 31, 2003, compared to $101.9 billion at December 31, 2002.

Changes in the carrying value of MSRs and the associated valuation allowance follow:

-------------------------------------------------------------
                                       For the Calendar Year
-------------------------------------------------------------
           (In Thousands)                2003         2002
-------------------------------------------------------------
MORTGAGE SERVICING ASSETS
  Balance at beginning of period      $  949,539   $1,223,720
  Additions                            1,217,402      826,689
  Amortization                          (513,700)    (357,589)
  SFAS 133 hedge basis adjustments      (195,993)    (717,340)
  Application of valuation allowance
    to directly write-down MSRs         (137,874)          --
  Sales                                  (18,762)     (25,941)
-------------------------------------------------------------
CARRYING VALUE BEFORE VALUATION
  ALLOWANCE AT END OF PERIOD           1,300,612      949,539
-------------------------------------------------------------
VALUATION ALLOWANCE
  Balance at beginning of period        (334,346)     (88,016)
  Impairment recoveries (charges)        194,277     (246,330)
  Application of valuation allowance
    to directly write-down MSRs          137,874           --
-------------------------------------------------------------
BALANCE AT END OF PERIOD                  (2,195)    (334,346)
-------------------------------------------------------------
NET CARRYING VALUE OF MSRS AT END OF
  PERIOD                              $1,298,417   $  615,193
-------------------------------------------------------------
FAIR VALUE OF MSRS AT END OF PERIOD   $1,443,629   $  615,193
=============================================================

MSRs are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the MSR, including hedge

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

accounting adjustments, exceeds the fair value and is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR and the valuation allowance, precluding subsequent recoveries. During the second quarter of 2003, management determined that $138 million of previously established valuation allowance was not recoverable and reduced both the asset and the valuation allowance. At January 1, 2001, there was no valuation allowance recognized against the carrying value of the MSRs. Activity in the valuation allowance during 2001 totaled $88 million and was entirely related to impairment charges.

The fair value of MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. At December 31, 2003, the fair value of MSRs exceeded the carrying value reported in the consolidated balance sheet by $145 million. This difference represents increases in the fair value of certain MSRs accounted for under SFAS 140 that were not permitted to be recorded above their cost basis, net of accumulated amortization and SFAS 133 adjustments.

The key economic assumptions used to estimate the value of the MSRs at December 31, 2003 and 2002 are presented in the table that follows. A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2003 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

-----------------------------------------------------------
                                             December 31
-----------------------------------------------------------
         (DOLLARS IN MILLIONS)              2003      2002
-----------------------------------------------------------
Fair value                                $1,443.6   $615.2
Weighted-average life (in years)               3.8      2.2
Weighted-average constant prepayment
  rate (CPR)                                 24.24%   63.07%
Weighted-average discount rate                9.56     9.53
Prepayment rate:
  Decline in fair value from 10% adverse
    change                                $   84.9
  Decline in fair value from 20% adverse
    change                                   161.6
Discount rate:
  Decline in fair value from 10% adverse
    change                                    41.3
  Decline in fair value from 20% adverse
    change                                    80.1
===========================================================

The key economic assumptions used in determining the fair value of MSRs capitalized in 2003 were as follows:
------------------------------------------------------------

Weighted-average CPR                                  26.74%
Weighted-average life (in years)                        3.9
Weighted-average discount rate                         9.46%
===========================================================

Risk associated with declines in estimated fair value due to increases in mortgage loan prepayments is managed using derivative instruments that are expected to increase in value when interest rates decline. The Corporation typically strives to include the derivative instruments it uses to protect the value of the MSRs in SFAS 133 hedge relationships in order to record gains and losses on both the assets and the associated derivative instruments simultaneously in the income statement. MSRs not included in SFAS 133 relationships may not be written up above their initial carrying value, adjusted for amortization, limiting the amount of gains that might otherwise be recognized to offset losses on the derivative instruments, which are always carried at fair value. Notes 1 and 25 provide further discussion on how derivative instruments are accounted for, the nature of the derivative instruments used by the Corporation, the risks associated with the use of derivative instruments, and ineffective hedge and other gains and losses generated by derivative instruments during the current and prior year.

13. Properties and Equipment

Properties and equipment follow:

--------------------------------------------------------------
                                             December 31
--------------------------------------------------------------
(In Thousands)                               2003         2002
--------------------------------------------------------------
Land                                   $  158,237   $  140,416
Buildings and leasehold improvements    1,040,590      955,880
Equipment                               1,475,999    1,459,787
--------------------------------------------------------------
                                        2,674,826    2,556,083
Less accumulated depreciation
  and amortization                      1,549,300    1,519,146
--------------------------------------------------------------
NET PROPERTIES AND EQUIPMENT           $1,125,526   $1,036,937
==============================================================

2003 ANNUAL REPORT

Depreciation and amortization of properties and equipment totaled $195 million in 2003, and $183 million in both 2002 and 2001.

The Corporation also leases owned equipment to customers under operating lease arrangements. The net book value of leased equipment was $40 million and $71 million at December 31, 2003 and 2002, respectively. Net rental income from operating equipment leases, which represents lease rental income less depreciation expense on the equipment, was $7 million, $5 million, and $8 million in 2003, 2002, and 2001, respectively. At December 31, 2003, aggregate minimum future rental payments to be received under these operating leases totaled $11 million in 2004, $8 million in 2005, $4 million in 2006, $1 million in 2007, $1 million in 2008, and $1 million in 2009 and beyond.

14. Federal Funds Borrowed and Security Repurchase Agreements

Detail of Federal funds borrowed and security repurchase agreements follows:

------------------------------------------------------------
(DOLLARS IN THOUSANDS)     2003         2002         2001
------------------------------------------------------------
Balance at December
 31:
  Federal funds
    borrowed            $3,915,870   $3,384,360   $2,922,684
  Security repurchase
    agreements           2,778,046    3,143,898    3,670,703
Maximum outstanding at
 any month end:
  Federal funds
    borrowed             9,801,158    8,342,164    6,728,474
  Security repurchase
    agreements           3,200,560    3,556,471    4,189,646
Daily average amount
  outstanding:
  Federal funds
    borrowed             7,895,213    5,459,056    4,637,415
  Security repurchase
    agreements           3,012,672    3,327,042    3,886,814
Weighted daily average
 interest rate:
  Federal funds
    borrowed                  1.44%        2.12%        4.02%
  Security repurchase
    agreements                 .63         1.04         2.86
Weighted daily
 interest rate for
 amounts outstanding
 at December 31:
  Federal funds
    borrowed                   .85%        1.23%        1.39%
  Security repurchase
    agreements                 .50          .84         1.10
============================================================

Federal funds borrowed and security repurchase agreements generally mature within 30 days of the transaction date.

15. Borrowed Funds

Detail of borrowed funds follows:

--------------------------------------------------------------
                                            December 31
--------------------------------------------------------------
(In Thousands)                              2003          2002
--------------------------------------------------------------
U.S. Treasury notes                   $5,654,745   $ 8,881,947
Commercial paper                         692,684     1,043,209
Senior bank notes                             --     1,560,000
Other                                    268,031         8,753
--------------------------------------------------------------
TOTAL BORROWED FUNDS                  $6,615,460   $11,493,909
==============================================================
WEIGHTED-AVERAGE YIELD                      .78%         1.16%
==============================================================

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial and residential real estate loans. The funds are placed at the discretion of the U.S. Treasury. As of December 31, 2003 and 2002, $5.7 billion and $7.9 billion of notes, respectively, were callable on demand by the U.S. Treasury. As of December 31, 2002, $1.0 billion of the notes were term notes with a stated maturity of less than one month.

Commercial paper is issued by the Corporation's subsidiary, National City Credit Corporation, and is due in three months or less.

The other category at December 31, 2003 includes the Corporation's liability related to mortgage loans available for repurchase under GNMA optional repurchase programs. See further discussion in Note 1.

16. Long-Term Debt

The composition of long-term debt follows. This note excludes the discussion and amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 17 for further discussion on these obligations.

----------------------------------------------------------------
                                              December 31
----------------------------------------------------------------
(In Thousands)                                2003          2002
----------------------------------------------------------------
3.20% senior notes due 2008            $   295,590   $        --
6.625% subordinated notes due 2004         249,978       249,849
7.75% subordinated notes due 2004          199,850       199,594
8.50% subordinated notes due 2004          149,989       149,863
7.20% subordinated notes due 2005          256,912       260,849
5.75% subordinated notes due 2009          326,933       333,928
6.875% subordinated notes due 2019         785,646       808,353
Other                                        1,760         2,640
----------------------------------------------------------------
TOTAL HOLDING COMPANY                    2,266,658     2,005,076
6.50% subordinated notes due 2003               --       202,158
7.25% subordinated notes due 2010          263,790       272,007
6.30% subordinated notes due 2011          224,940       231,006
7.25% subordinated notes due 2011          198,461       198,263
6.25% subordinated notes due 2011          333,766       342,357
6.20% subordinated notes due 2011          537,793       550,307
4.63% subordinated notes due 2013          299,237            --
4.25% subordinated notes due 2018          221,969            --
Senior bank notes                       15,266,153    14,998,141
Federal Home Loan Bank advances          3,867,957     3,750,980
----------------------------------------------------------------
TOTAL BANK SUBSIDIARIES                 21,214,066    20,545,219
----------------------------------------------------------------
TOTAL LONG-TERM DEBT                   $23,480,724   $22,550,295
================================================================

The amounts above represent the par value of the debt adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. The Corporation uses derivative instru-

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

ments, primarily interest rate swaps and caps, to manage interest rate risk on its long-term debt. Interest rate swaps are used to hedge the fair value of certain fixed-rate debt by converting the debt to variable rate and are also used to hedge the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Interest rate caps are used to hedge cash flow variability by capping the interest payments associated with variable-rate debt issuances. Interest rate swaps and caps used to convert the Corporation's debt are based on the one- or three-month London Interbank Offering Rate (LIBOR) rate, the Federal Funds rate, or the Prime rate. Further discussion on derivative instruments is included in Notes 1 and 25.

The subordinated notes of the holding company and bank subsidiaries qualify for Tier 2 capital under the regulatory capital requirements of the federal banking agencies. Further discussion on regulatory capital requirements is included in
Note 18.

A summary of par values and weighted-average rates of long-term debt as of December 31, 2003 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk.

----------------------------------------------------------------
                                          Weighted-     Weighted-
                                           Average      Average
                                          Contractual   Effective
(Dollars In Thousands)        Par Value       Rate        Rate
----------------------------------------------------------------
Senior notes                $   300,000       3.20%       1.34%
Subordinated notes            3,825,000       6.43        3.22
Senior bank notes            15,198,500       1.46        1.31
FHLB advances                 3,859,464       1.30        2.16
Other                             1,760      12.95       12.95
----------------------------------------------------------------
  Total long-term debt      $23,184,724       2.28%       1.77%
================================================================

All senior notes and subordinated notes of the holding company and subordinated notes of the bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. Subordinated notes with a par amount of $550 million were issued by the bank subsidiaries in 2003. In March 2003, the holding company issued senior notes with a par value of $300 million.

Senior bank notes are issued by National City's bank subsidiaries. During 2003, senior bank notes with a par value of $10.0 billion were issued by the bank subsidiaries. At December 31, 2003, senior bank notes totaling $1.3 billion were contractually based on a fixed rate of interest and $13.9 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2004 to 2078.

FHLB advances at December 31, 2003, contractually consisted of $189 million of fixed-rate obligations and $3.7 billion of variable-rate obligations. FHLB advances are collateralized by qualifying residential real estate loans and have maturities ranging from 2004 to 2023.

At December 31, 2003, long-term debt maturities for the next five years and thereafter are as follows: $10.9 billion in 2004, $4.7 billion in 2005, $2.0 billion in 2006, $1.3 billion in 2007, $1.2 billion in 2008, and $3.1 billion thereafter. These maturities are based upon the par values of long-term debt.

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

17. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation

National City has sponsored two trusts, First of America Capital Trust I and Fort Wayne Capital Trust I, of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the First of America and Fort Wayne capital trusts are first redeemable, in whole or in part, by the Corporation on January 31, 2007 and April 15, 2007, respectively.

In the third quarter of 2003, as a result of applying the provisions of FIN 46, governing when an equity interest should be consolidated, the Corporation was required to deconsolidate these subsidiary trusts from its financial statements. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on the Corporation's financial statements or liquidity position since the Corporation continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trusts. The consolidated debt obligation related to the trusts increased from $180 million to $186 million upon deconsolidation with the difference representing the Corporation's common ownership interest in the trusts.

The capital securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the capital securities as Tier 1 capital. If it is determined that the capital securities no longer qualify as Tier 1 capital, the effect would be immaterial.

2003 ANNUAL REPORT

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follows:

--------------------------------------------------------------
                                               December 31
--------------------------------------------------------------
             (IN THOUSANDS)                  2003       2002
--------------------------------------------------------------
8.12% junior subordinated debentures owed
 to First of America Capital Trust I due
 January 31, 2027                          $154,640         --
9.85% junior subordinated debentures owed
 to Fort Wayne Capital Trust I due April
 15, 2027                                    30,928         --
--------------------------------------------------------------
TOTAL JUNIOR SUBORDINATED DEBENTURES OWED
 TO UNCONSOLIDATED SUBSIDIARY TRUSTS        185,568         --
--------------------------------------------------------------
8.12% capital securities of First of
  America Capital Trust I due January 31,
  2027                                           --   $150,000
9.85% capital securities of Fort Wayne
  Capital Trust I due April 15, 2027             --     30,000
--------------------------------------------------------------
TOTAL CAPITAL SECURITIES OF CONSOLIDATED
 SUBSIDIARY TRUSTS                               --    180,000
--------------------------------------------------------------
TOTAL CONSOLIDATED DEBT OBLIGATIONS
 RELATED TO SUBSIDIARY TRUSTS              $185,568   $180,000
==============================================================

18. Regulatory Restrictions and Capital Ratios

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

Regulatory and other capital measures at December 31 follow:

-----------------------------------------------------------------
                               2003                  2002
-----------------------------------------------------------------
(DOLLARS IN THOUSANDS)    AMOUNT      RATIO     AMOUNT      RATIO
-----------------------------------------------------------------
Total equity/assets     $ 9,328,671    8.19%  $ 8,161,057    6.91%
Total common
 equity/assets            9,328,671    8.19     8,161,057    6.91
Tangible common
 equity/tangible
 assets                   8,162,856    7.24     7,008,203    6.00
Tier 1 capital            8,420,382    8.80     7,118,275    7.46
Total risk-based
 capital                 12,561,061   13.12    10,851,740   11.37
Leverage                  8,420,382    7.43     7,118,275    6.39
=================================================================

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

National City's Tier 1, total risk-based capital, and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was December 15, 2003, each of the Corporation's subsidiary banks were considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank's capital category. As of December 31, 2003, each of the subsidiary banks were also categorized as well-capitalized.

As discussed in Note 17, the capital securities held by the First of America and Fort Wayne subsidiary trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the capital securities as Tier 1 capital. If it is determined that the capital securities no longer qualify as Tier 1 capital, the effect of such a change would not be material.

The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $153 million at December 31, 2003.

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

Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. The subsidiary banks may pay dividends in 2004 of $1.2 billion, plus an additional amount equal to their net profits for 2004, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

The Corporation's mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiaries' net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer's net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2003, these subsidiaries met their respective minimum net worth capital requirements.

19. Stockholders' Equity

A summary of activity in accumulated other comprehensive income follows:

------------------------------------------------------------
                                 For the Calendar Year
------------------------------------------------------------
      (IN THOUSANDS)          2003        2002        2001
------------------------------------------------------------
Accumulated unrealized
 gains on securities
 available for sale at
 January 1, net of tax      $ 223,073   $ 105,656   $ 60,577
Net unrealized (losses)
 gains for the period, net
 of tax (benefit) expense
 of $(29,523) in 2003,
 $94,720 in 2002, and
 $75,002 in 2001              (54,828)    175,908    139,290
Reclassification
 adjustment for gains
 included in net income,
 net of tax expense of
 $11,225 in 2003, $22,601
 in 2002, and $50,730 in
 2001                         (35,927)    (58,491)   (94,211)
------------------------------------------------------------
Effect on other
 comprehensive income for
 the period                   (90,755)    117,417     45,079
------------------------------------------------------------
Accumulated unrealized
 gains on securities
 available for sale at
 December 31, net of tax    $ 132,318   $ 223,073   $105,656
============================================================
Accumulated unrealized
 losses on derivatives
 used in cash flow hedging
 relationships at January
 1, net of tax              $(155,893)  $ (33,379)  $     --
Cumulative effect of
 change in accounting
 principle, net of tax
 benefit of $13,997                --          --    (25,995)
Net unrealized losses for
 the period, net of tax
 benefit of $18,633 in
 2003, $121,193 in 2002,
 and $31,155 in 2001          (34,605)   (225,072)   (57,859)
Reclassification
 adjustment for losses
 included in net income,
 net of tax benefit of
 $66,159 in 2003, $55,223
 in 2002, and $27,179 in
 2001                         122,867     102,558     50,475
------------------------------------------------------------
Effect on other
 comprehensive income for
 the period                    88,262    (122,514)   (33,379)
------------------------------------------------------------
Accumulated unrealized
 losses on derivatives
 used in cash flow hedging
 relationships at December
 31, net of tax             $ (67,631)  $(155,893)  $(33,379)
============================================================

------------------------------------------------------------
                                 For the Calendar Year
------------------------------------------------------------
      (IN THOUSANDS)          2003        2002        2001
------------------------------------------------------------
Accumulated other
 comprehensive income at
 January 1, net of tax      $  67,180   $  72,277   $ 60,577
Other comprehensive (loss)
 income, net of tax            (2,493)     (5,097)    11,700
------------------------------------------------------------
ACCUMULATED OTHER
 COMPREHENSIVE INCOME AT
 DECEMBER 31, NET OF TAX    $  64,687   $  67,180   $ 72,277
============================================================

The Corporation had two share repurchase authorizations outstanding at December 31, 2003. In February 2003, the Corporation's Board of Directors authorized a share repurchase program for the repurchase of up to 25 million shares of National City common stock, subject to an aggregate purchase limit of $800 million. In October 1999, the Corporation's Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. Shares repurchased under these programs are held for reissue in connection with stock compensation plans and for general corporate purposes. During 2003, 2002, and 2001, the Corporation repurchased 11.5 million, 1.3 million, and 9.3 million shares of its common stock, respectively. As of December 31, 2003, 27.8 million shares remain authorized for repurchase.

On August 30, 2002, the Corporation redeemed all preferred shares outstanding, stated value $50 per share, at a redemption price of $50.50137 per share, representing a total cost of $37 thousand.

On January 1, 2001, the Corporation recorded a transition loss of $26 million after tax, presented as a cumulative effect of a change in accounting principle, associated with establishing the fair values of derivatives designated into cash flow hedging relationships on the balance sheet in accordance with the adoption of SFAS 133.


20. Net Income per Common Share

Basic and diluted net income per common share calculations follow:

---------------------------------------------------------------
                                  For the Calendar Year
---------------------------------------------------------------
(Dollars in Thousands,
Except Per Share
AMOUNTS)                     2003         2002         2001
---------------------------------------------------------------
BASIC
  Net income               $2,117,064   $1,446,643   $1,388,108
  Less preferred
    dividends                      --           21        1,016
---------------------------------------------------------------
  Net income applicable
   to common stock         $2,117,064   $1,446,622   $1,387,092
---------------------------------------------------------------
  Average common shares
   outstanding            611,205,682  610,186,786  603,611,073
---------------------------------------------------------------
  Net income per common
   share - basic                $3.46        $2.37        $2.30
===============================================================

2003 ANNUAL REPORT

---------------------------------------------------------------
                                  For the Calendar Year
---------------------------------------------------------------
(Dollars in Thousands,
Except Per Share
AMOUNTS)                     2003         2002         2001
---------------------------------------------------------------
DILUTED
  Net income               $2,117,064   $1,446,643   $1,388,108
---------------------------------------------------------------
  Average common shares
   outstanding            611,205,682  610,186,786  603,611,073
  Stock awards
   adjustment               5,204,361    5,962,876    7,201,707
  Preferred stock
   adjustment                      --       24,576    1,124,126
---------------------------------------------------------------
  Average common shares
   outstanding - diluted  616,410,043  616,174,238  611,936,906
---------------------------------------------------------------
  Net income per common
   share - diluted              $3.43        $2.35        $2.27
===============================================================

Basic net income per common share is calculated by dividing net income, less dividend requirements on outstanding convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the pro forma dilution assuming outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. For the years ended December 31, 2003, 2002, and 2001, options to purchase 18,136,018, 22,866,306, and 18,731,994 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock and consequently their inclusion would have had an anti-dilutive effect. Net income is not adjusted for preferred dividend requirements since the preferred shares are assumed to be converted from the beginning of the period.

21. Income Taxes

The composition of income tax expense follows:

------------------------------------------------------------------
                                     For the Calendar Year
------------------------------------------------------------------
(IN THOUSANDS)                   2003          2002        2001
------------------------------------------------------------------
Current:
  Federal                     $ 1,099,832   $ 859,130    $753,727
  State                           128,450      83,556      22,883
------------------------------------------------------------------
  Total current                 1,228,282     942,686     776,610
Deferred:
  Federal                        (116,239)   (216,955)     (6,230)
  State                             8,359      (3,573)      8,013
------------------------------------------------------------------
  Total deferred                 (107,880)   (220,528)      1,783
------------------------------------------------------------------
INCOME TAX EXPENSE            $ 1,120,402   $ 722,158    $778,393
==================================================================
INCOME TAX EXPENSE
 APPLICABLE
 TO SECURITIES TRANSACTIONS   $    11,225   $  22,601    $ 50,681
==================================================================

The effective tax rate differs from the statutory Federal tax rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown in the following table:

------------------------------------------------------------
                                      For the Calendar Year
------------------------------------------------------------
Rate Reconciliation                   2003    2002     2001
------------------------------------------------------------
Statutory Federal tax rate            35.0%    35.0%    35.0%
Life insurance                        (.8)     (1.2)      .7
Tax-exempt income                     (.6)     (1.0)    (1.1)
Goodwill                               --        --       .9
State taxes                           2.7       2.4       .9
Tax credits                           (1.1)    (1.2)     (.6)
Other                                 (.6)      (.7)      .1
------------------------------------------------------------
EFFECTIVE TAX RATE                    34.6%    33.3%    35.9%
============================================================

Income tax expense for 2001 included a $40 million charge related to tax exposure for corporate-owned life insurance deductions.

Significant components of deferred tax liabilities and assets as of December 31 follow:

-------------------------------------------------------------
          (IN THOUSANDS)                2003          2002
-------------------------------------------------------------
Deferred tax liabilities:
 Mortgage servicing, net             $  361,370    $  151,254
 Leasing                                433,473       599,404
 Depreciation                            47,849        50,650
 Employee benefits                       56,979        48,064
 Deferred loan fees                      54,014        11,610
 Mark-to-market adjustments              13,265        34,854
 State income taxes                      42,842        34,484
 Other, net                             139,686       195,213
-------------------------------------------------------------
 Total deferred tax liabilities       1,149,478     1,125,533
Deferred tax assets:
 Provision for loan losses              429,390       389,836
 Deferred compensation                   72,786        55,621
 Indemnification reserve                 55,173        24,715
 Federal benefit of state taxes          39,892        41,706
 Other, net                             157,817       110,153
-------------------------------------------------------------
 Total deferred tax assets              755,058       622,031
-------------------------------------------------------------
NET DEFERRED TAX LIABILITY           $  394,420    $  503,502
=============================================================

For the years ended 2003, 2002, and 2001, income tax benefits of $27 million, $20 million, and $27 million, respectively, were credited to stockholders' equity related to the exercise of nonqualified employee stock options.

22. Commitments, Contingent Liabilities, Guarantees, and Related Party Transactions

COMMITMENTS: A summary of the contractual amount of significant commitments follows:

----------------------------------------------------------------
                                             December 31
----------------------------------------------------------------
(IN THOUSANDS)                           2003           2002
----------------------------------------------------------------
Commitments to extend credit:
  Commercial                         $15,201,047    $14,462,484
  Residential real estate             10,556,066     20,189,885
  Revolving home equity and credit
    card lines                        23,936,622     22,138,518
  Other                                  521,813        365,851
Standby letters of credit              3,765,284      3,769,894
Commercial letters of credit             150,640        126,775
Net commitments to sell mortgage
 loans and mortgage-backed
 securities                           13,126,094     22,366,679
Commitments to fund principal
 investments                             226,793        241,952
Commitments to fund civic and
 community investments                   200,477        206,158
================================================================

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

Commitments to extend credit are agreements to lend. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements. Certain lending commitments for residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS 133. The changes in the fair value of these commitments due to changes in mortgage interest rates are recorded on the balance sheet as either derivative assets or derivative liabilities and are included in other loans in the table. Further discussion on derivative instruments is included in Notes 1 and 25.

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

The Corporation enters into forward contracts for the future delivery or purchase of fixed-rate residential mortgage loans and mortgage-backed securities at a specified interest rate to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing assets. These contracts are also considered derivative instruments under SFAS 133 and the fair value of these contracts due to interest rate risk are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 25.

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

The Corporation invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its banking subsidiaries. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The commitments to fund civic and community investments represent funds committed for existing and future projects.

The Corporation and certain of its subsidiaries occupy certain facilities under long-term operating leases and, in addition, lease certain software and data processing and other equipment. The aggregate minimum annual rental commitments under these leases total approximately $123 million in 2004, $98 million in 2005, $84 million in 2006, $73 million in 2007, $62 million in 2008, and $290 million thereafter. The Corporation also subleases and receives rental income on certain leased properties. As of December 31, 2003, aggregate future minimum rentals to be received under noncancelable subleases totaled $23 million. Total operating lease expense, net of sublease income, recorded under all operating leases was $131 million, $132 million, and $123 million in 2003, 2002, and 2001, respectively.

CONTINGENT LIABILITIES AND GUARANTEES: The Corporation enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require the Corporation to make certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $117.5 billion, $72.1 billion, and $43.1 billion in 2003, 2002, and 2001, respectively. Total loans repurchased or indemnified during 2003, 2002, and 2001 were $265 million, $206 million, and $157 million, respectively. Loans indemnified that remain outstanding as of December 31, 2003 totaled $171 million. In addition, total loans sold of $1.6 billion remained uninsured as of December 31, 2003. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans at December 31, 2003 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans, which were ultimately repurchased, have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $65 million, $42 million, and $10 million for 2003, 2002, and 2001, respectively. At December 31, 2003 and 2002, the liability for estimated losses on repurchase and indemnification was $167 million and $95 million, respectively, and was included in other liabilities on the balance sheet.

The Corporation from time to time also enters into financial guarantee contracts whereby a premium is received from another financial institution counterparty to guarantee a portion of credit risk on interest rate swap contracts entered into between the financial

2003 ANNUAL REPORT
institution counterparty and its customer. The Corporation becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2003, the current liability, which represents the fair value of the financial guarantee, and the maximum exposure to loss under these contracts totaled $397 thousand and $2 million, respectively. As a result of the issuance of SFAS 149, similar contracts entered into after June 30, 2003 are accounted for as derivative instruments.

The guarantee liability for standby letters of credit was $8 million at December 31, 2003, which was recorded in other liabilities on the balance sheet. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date for the recognition provisions of FIN 45. See above for further discussion on standby letters of credit and their associated outstanding commitments.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa(R) and MasterCard(R) for the last four months, plus any outstanding delayed-delivery transactions and unresolved chargebacks in the process of resolution. For the last four months of 2003, this amount totaled approximately $55.9 billion. At December 31, 2003, the Corporation had $6 million of unresolved chargebacks that were in process of resolution.

During 2003, 2002 and 2001, the Corporation processed $151 million, $163 million, and $168 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for 2003, 2002, and 2001 were $3 million, $3 million and $4 million, respectively. The Corporation accrues for probable losses based on historical experience and at December 31, 2003 and 2002, had $1 million and $2 million, respectively, recorded in accrued expenses and other liabilities for expected losses.

In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items. Where the product or service is not provided, however, until some time after the purchase (delayed-delivery), the potential for this contingent liability increases. In 2003, the Corporation processed approximately $13.0 billion of merchant transactions related to delayed-delivery purchases.

The Corporation currently processes card transactions for two of the largest airlines in the United States. In May 2002, the Corporation announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Corporation will honor its existing contractual obligations to the two airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have expiration dates of April 2004 and November 2005. One of the two continuing airline merchants, United Airlines, Inc., is currently operating under Chapter 11 protection. In the event of liquidation of United Airlines or the Corporation's other airline customer, the Corporation could become financially responsible for refunding tickets purchased through Visa(R) and MasterCard(R) under the chargeback rules of those associations. At December 31, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under continuing merchant processing contracts, was approximately $786 million, of which approximately $464 million pertained to United Airlines. Based upon available information, these amounts represent management's best estimate of its maximum potential chargeback exposure related to its continuing airline customers. As of December 31, 2003, the Corporation held no significant collateral under these contracts.

During the second quarter of 2003, the Corporation's obligation to process card transactions for two other airline merchants, including U.S. Airways Group, Inc., ceased with these merchants transitioning to new processors. At December 31, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $5 million. This amount represents management's best estimate of its maximum potential chargeback exposure under these concluded contracts. As of December 31, 2003, the Corporation held cash collateral of $1 million and third-party indemnifications of $110 million against this remaining chargeback exposure.

In November 2003, Congress passed the Federal Aviation Administration Reauthorization Act. This legislation included an extension of the airline ticket re-accommodation provision, which requires airlines to honor tickets through November 2004 for other airlines that may suspend, interrupt or discontinue services due to insolvency or liquidation.

Based on current conditions in the airline industry and other information currently available to the Corporation, management believes the risk of a material loss under the chargeback rules is unlikely.

National City and its subsidiaries are also involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. It is management's opinion that the Corporation's financial position, results of operations, and cash flows would

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

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

23. Stock Options and Awards

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

On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock options under SFAS 123. Further discussion of the impact of the change is included in Notes 1 and 2. Compensation expense recognized related to National City's stock option plans totaled $12 million in 2003. Compensation expense of $4 million was recorded in 2002 related to the fair value of stock options for former employees in situations where vesting continued upon a change in employee status.

RESTRICTED STOCK PLANS: National City's restricted stock plans provide for the issuance of up to 8,000,000 shares of common stock to officers, key employees, and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation generally recognizes compensation expense over the restricted period. The weighted-average grant-date fair value of restricted share awards granted during 2003, 2002, and 2001 was $32.38, $29.69, and $29.30, respectively. Compensation expense recognized in 2003, 2002, and 2001 totaled $18 million, $12 million, and $8 million, respectively, related to restricted share plans.

OPTION AND RESTRICTED STOCK AWARD ACTIVITY: Stock option and restricted stock award activity follows:

----------------------------------------------------------------
                                                       Weighted-
                                                        Average
                                Shares Outstanding      Option
                              ----------------------   Price Per
                               Awards      Options       Share
----------------------------------------------------------------
December 31, 2000             1,836,639   45,948,044    $23.29
----------------------------------------------------------------
  Cancelled                    (104,426)    (825,311)    26.58
  Exercised                    (520,438)  (6,480,441)    15.94
  Granted                       611,535   10,156,258     30.87
----------------------------------------------------------------
December 31, 2001             1,823,310   48,798,550     25.79
----------------------------------------------------------------
  Cancelled                    (118,019)    (853,081)    29.79
  Exercised                    (391,859)  (5,404,615)    18.35
  Granted                     1,225,739   10,422,884     27.84
----------------------------------------------------------------
December 31, 2002             2,539,171   52,963,738     26.89
----------------------------------------------------------------
  Cancelled                    (161,773)    (851,853)    30.06
  Exercised                    (488,797)  (8,200,758)    22.01
  Granted                     1,893,040    6,940,115     33.45
----------------------------------------------------------------
DECEMBER 31, 2003             3,781,641   50,851,242    $28.52
================================================================

As of December 31, 2003 and 2002, 16,240,499 and 22,443,809 shares, respectively were available for grant under the various stock option and restricted stock plans.

Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at December 31, 2003 follows:

------------------------------------------------------------------------------
                                          Weighted-
                                           Average
                             Weighted-    Remaining                  Weighted-
   Range of                   Average    Contractual                  Average
   Exercise                  Exercise       Life                     Exercise
    Prices      Outstanding    Price     (in years)    Exercisable     Price
------------------------------------------------------------------------------
$ 9.17 - 11.99      63,854    $ 9.49          .8           63,854     $ 9.49
 12.00 - 16.99   1,831,663     14.55         1.1        1,831,663      14.55
 17.00 - 21.99   5,744,291     17.78         5.4        5,744,291      17.78
 22.00 - 26.99     932,975     25.30         3.2          924,975      25.29
 27.00 - 31.99  27,482,968     28.91         6.6       23,046,934      29.17
 32.00 - 37.81  14,795,491     33.97         6.3        8,837,247      34.11
------------------------------------------------------------------------------
TOTAL           50,851,242    $28.52         6.1       40,448,964     $27.85
==============================================================================

At December 31, 2003, 2002, and 2001, options for 40,448,964, 38,664,840, and
33,723,522 shares of common stock, respectively, were exercisable.

2003 ANNUAL REPORT

Additional stock option and restricted award information as of December 31, 2003 follows:

---------------------------------------------------------------
                                         Weighted-
                            Shares to     Average      Shares
                            Be Issued     Option     Available
                               Upon      Exercise    for Future
                             Exercise      Price       Grants
---------------------------------------------------------------
Plans approved by
  stockholders(a)           54,126,883    $28.66     16,240,499
---------------------------------------------------------------
Plans not approved by
  stockholders(b)              506,000     14.69             --
---------------------------------------------------------------
TOTAL                       54,632,883    $28.52     16,240,499
===============================================================

(a) Includes plans assumed through various acquisitions. As of December 31, 2003, outstanding options related to these acquired plans totaled 710,692 with a weighted-average exercise price per share of $17.05.

(b) In 1995, in commemoration of its 150th anniversary, National City granted to virtually all employees a total of 5.6 million options to purchase common stock at the then market price. The options became exercisable to the extent of 33% per year beginning two years from the grant date. The 506,000 remaining outstanding options at December 31, 2003 are all exercisable.

24. Pension and Other
     Postretirement Benefit Plans

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

Using an actuarial measurement date of October 31, plan assets for each of the plans follows:

-------------------------------------------------------------------------
                                                            Other
                                                        Postretirement
                              Pension Benefits             Benefits
                           -----------------------   --------------------
     (IN THOUSANDS)           2003         2002        2003       2002
-------------------------------------------------------------------------
CHANGE IN FAIR VALUE OF
 PLAN ASSETS
 Fair value at beginning
 of measurement period     $1,411,343   $1,585,716   $     --   $      --
 Actual return on plan
 assets                       268,133     (107,567)        --          --
 Employer contribution             --           --      8,691       8,786
 Participant
 contributions                     --           --     12,891      11,160
 Expenses paid                 (5,005)      (4,704)        --          --
 Benefits paid             $  (73,321)     (62,102)   (21,582)    (19,946)
-------------------------------------------------------------------------
FAIR VALUE AT END OF
 MEASUREMENT PERIOD        $1,601,150   $1,411,343   $     --   $      --
=========================================================================

The asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

---------------------------------------------------------------------
                                                        Percentage of
                                                         Plan Assets
                                                        -------------
                    ASSET CATEGORY                      2003    2002
---------------------------------------------------------------------
Equity securities                                         71%     68%
Debt securities                                            9      15
Cash and cash equivalents                                 20      17
---------------------------------------------------------------------
 Total                                                   100%    100%
=====================================================================

The investment objective for the defined benefit pension plan is to maximize total return with tolerance for slightly above average risk. Asset allocation strongly favors equities, with a target allocation of approximately 80% equity securities, 15% fixed income securities, and 5% cash. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between the acceptable ranges. A core equity position of large cap stocks will be maintained. However, more aggressive or volatile sectors will be meaningfully represented in the asset mix in pursuit of higher returns. Higher volatility investment strategies such as credit risk, structured finance, and international bonds will be appropriate strategies in conjunction with the core position.

It is management's intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, certain investments require specific review and approval by management. Management is also informed of anticipated changes in nonproprietary investment managers, significant modifications of any previously approved investment, or anticipated use of derivatives to execute investment strategies.

Equity securities include $164 million and $136 million of National City common stock at October 31, 2003 and 2002, respectively. The $164 million of National City Common stock included in plan assets at October 31, 2003 represented 5,015,808 shares of stock at a closing price of $32.66 as of that date. During 2003, dividends of $6 million were paid on the shares included in plan assets.

Using an actuarial measurement date of October 31, benefit obligation activity for each of the plans follows:

---------------------------------------------------------------------------
                                                              Other
                                                         Postretirement
                               Pension Benefits             Benefits
                            -----------------------   ---------------------
      (IN THOUSANDS)           2003         2002        2003        2002
---------------------------------------------------------------------------
CHANGE IN BENEFIT
 OBLIGATION
 Benefit obligation at
 beginning of measurement
 period                     $1,221,479   $1,069,119   $ 143,196   $ 127,391
 Service cost                   51,162       47,161       2,946       2,487
 Interest cost                  80,084       72,553       9,342       8,980
 Participant contributions          --           --      12,891      11,160
 Plan amendments                    --           --         312         343
 Actuarial losses               85,364       94,748       8,682      12,781
 Benefits paid                 (73,321)     (62,102)    (21,582)    (19,946)
---------------------------------------------------------------------------
BENEFIT OBLIGATION AT END
 OF MEASUREMENT PERIOD      $1,364,768   $1,221,479   $ 155,787   $ 143,196
===========================================================================

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

---------------------------------------------------------------------------
                                                              Other
                                                         Postretirement
                               Pension Benefits             Benefits
                            -----------------------   ---------------------
      (IN THOUSANDS)           2003         2002        2003        2002
---------------------------------------------------------------------------
 Funded status              $  236,382   $  189,864   $(155,787)  $(143,196)
 Unrecognized prior
 service cost                  (35,582)     (40,337)        632         765
 Unrecognized net
 actuarial loss                110,088      145,712      46,044      38,609
 Unrecognized net (asset)
 obligation                         --         (207)     10,030      11,433
 Contributions/benefits
 paid subsequent to
 measurement date                   --           --       1,477       1,505
---------------------------------------------------------------------------
PREPAID (ACCRUED) BENEFIT
 COST                       $  310,888   $  295,032   $ (97,604)  $ (90,884)
===========================================================================

The accumulated benefit obligation for the defined benefit pension plan was $1.3 billion and $1.2 billion at October 31, 2003 and 2002, respectively.

The weighted-average assumptions used to determine benefit obligations at the measurement date were as follows:

--------------------------------------------------------------------------
                                                             Other
                                                        Postretirement
                               Pension Benefits            Benefits
                             ---------------------   ---------------------
                               2003        2002        2003        2002
--------------------------------------------------------------------------
 Discount rate                   6.25%       6.75%       6.25%       6.75%
 Rate of compensation
 increase                    2.75-7.50   2.75-7.50   2.75-7.50   2.75-7.50
==========================================================================

Using an actuarial measurement date of October 31, components of net periodic benefit and net periodic cost follow:

--------------------------------------------------------------------
         (IN THOUSANDS)              2003        2002        2001
--------------------------------------------------------------------
PENSION BENEFITS
 Service cost                        $51,162     $47,161     $42,697
 Interest cost                        80,084      72,553      71,348
 Expected return on
  plan assets                       (143,443)   (159,695)   (153,091)
 Amortization of prior service
  cost                                (4,755)     (5,123)     (5,934)
 Transition benefit                     (207)     (2,559)     (5,713)
 Recognized net
  actuarial (gain)/loss                1,303      (9,096)    (14,996)
--------------------------------------------------------------------
NET PERIODIC BENEFIT                $(15,856)   $(56,759)   $(65,689)
====================================================================
OTHER POSTRETIREMENT
 BENEFITS
 Service cost                         $2,946      $2,487      $2,332
 Interest cost                         9,342       8,980       7,930
 Amortization of prior service
  cost                                   133         187         187
 Transition obligation                 1,402       1,402       1,564
 Recognized net
  actuarial loss                       1,588       1,261         215
--------------------------------------------------------------------
NET PERIODIC COST                    $15,411     $14,317     $12,228
====================================================================

The weighted-average assumptions used to determine net periodic benefit and net periodic cost for the years ended December 31 were as follows:

--------------------------------------------------------------------------
                                                             Other
                                                        Postretirement
                               Pension Benefits            Benefits
                             ---------------------   ---------------------
                               2003        2002        2003        2002
--------------------------------------------------------------------------
 Discount rate                    6.75%       7.00%       6.75%       7.00%
 Rate of compensation
 increase                    2.75-7.50   2.75-7.50   2.75-7.50   2.75-7.50
 Expected long-term return
 on plan assets                   9.50       10.00          --          --
==========================================================================

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's target asset allocation. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. Due to active management of the plan's assets, the return on the plan's equity investments historically has exceeded market averages. Management estimated the rate by which the plan assets would outperform the market in the future based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on equities compared to past periods.

National City does not anticipate making a contribution to its defined benefit pension plan in 2004 as the plan is currently overfunded. The 2004 pension plan assumptions used to determine net periodic cost will be a discount rate of 6.25% and an expected long-term return on plan assets of 8.50%.

The assumed health care cost trend rate at the measurement date follows:

--------------------------------------------------------------------
                                                        2003    2002
--------------------------------------------------------------------
Health care cost trend rate for next year                 10%     10%
Rate to which the cost trend rate is assumed to
 decline (ultimate trend rate)                             5%      5%
Year the rate reaches the ultimate trend rate           2009    2008
====================================================================

The health care trend rate assumption affects only those participants retired under the plan prior to April 1, 1989.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effect:

-------------------------------------------------------------------------
                                          1-Percentage-    1-Percentage-
(In Thousands)                            Point Increase   Point Decrease
-------------------------------------------------------------------------
Effect on total of service and interest
 cost                                         $  279          $ (258)
Effect on postretirement benefit
 obligation                                    4,548          (4,195)
=========================================================================

In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies which sponsor postretirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription

2003 ANNUAL REPORT

Drug, Improvement and Modernization Act of 2003 permits deferring the recognition of the new Medicare provisions' impact due to lack of specific authoritative guidance on accounting for the federal subsidy. The Corporation has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. Accordingly, the postretirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. The accounting guidance, when issued, could require changes to previously reported financial information. The Corporation anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At December 31, 2003 and 2002, obligations of $83 million and $80 million, respectively, were included in accrued expenses and other liabilities for these plans. For the years ended December 31, 2003, 2002, and 2001, expense related to these plans was $21 million, $15 million, and $15 million, respectively.

Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. The Corporation provides up to a 6.9% matching contribution. For the years ended 2003, 2002, and 2001, the expense related to the plan was $64 million, $58 million, and $53 million, respectively.

25. Derivative Instruments and Hedging Activities

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

Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At December 31, 2003, these collateral agreements covered 99.8% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At December 31, 2003, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $411 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

sponsored agency securities with a fair value of $32 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2003 and 2002.

FAIR VALUE HEDGES: The Corporation primarily uses interest rate swaps, interest rate futures, interest rate caps and floors, interest rate options, interest rate forwards, and forward purchase commitments to hedge the fair values of mortgage servicing assets, certain fixed-rate commercial loans, and U.S. Treasury securities for changes in interest rates.

The Corporation also uses receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased certificates of deposit, long-term FHLB advances, corporate and subordinated long-term debt, and senior bank notes.

During 2003, 2002, and 2001, the Corporation recognized total net ineffective fair value hedge gains of $69.9 million, $278.0 million, and $73.5 million, respectively. Of the total gains recognized, net ineffective hedge gains related to servicing assets were $41.6 million, $263.5 million, and $79.1 million in 2003, 2002, and 2001, respectively. Ineffective hedge gains (losses) for these hedged assets are included in mortgage banking revenue on the income statement. Net ineffective hedge gains (losses) related to hedging commercial loans, U.S. Treasury securities, and fixed-rate funding products are included in other noninterest income on the income statement and totaled $28.3 million, $14.5 million, and $(5.6) million in 2003, 2002, and 2001, respectively. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during 2003, 2002, and 2001.

CASH FLOW HEDGES: The Corporation hedges cash flow variability related to variable-rate funding products, specifically FHLB advances and senior bank notes, through the use of pay-fixed interest rate swaps and interest rate caps. The Corporation also uses pay-fixed interest rate swaps and caps to hedge forecasted cash flows associated with debt instruments expected to be issued in subsequent periods.

Pay-fixed interest rate swaps and interest rate futures were entered into in 2001 to hedge the cash flows expected from the forecasted sale through securitization of certain fixed-rate automobile loans classified as held for securitization on the balance sheet as of December 31, 2001. The automobile loans were sold through securitization in the first quarter of 2002. See Note 5 for further discussion of the automobile loan securitization.

During 2003, 2002, and 2001, the Corporation recognized net ineffective cash flow hedge gains (losses) of $.1 million, $(.1) million, and $.2 million, respectively. These gains (losses) are included in other noninterest income on the income statement. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during 2003, 2002, and 2001.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2003 and 2002, accumulated other comprehensive income included a deferred after-tax net loss of $67.6 million and $155.9 million, respectively, related to derivatives used to hedge funding cash flows. See Note 19 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income as of December 31, 2003, is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through November 2008, with $77.3 million of net loss expected to be reclassified within the next year. During 2003, 2002, and 2001, pretax losses of $189.0 million, $159.8 million, and $77.7 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. During 2002, pretax gains of $2.0 million were also reclassified into other noninterest income as part of the gain on the automobile loan securitization. There were no gains or losses reclassified into earnings during 2003, 2002, and 2001 arising from the determination that the original forecasted transaction would not occur.

The table on the following page provides further information regarding derivative instruments designated in fair value and cash flow hedges.

2003 ANNUAL REPORT

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at December 31, 2003 and 2002 follows:

------------------------------------------------------------------------------------------------------------------------------------
                                        DECEMBER 31, 2003                              December 31, 2002                    2001
                           -------------------------------------------   ---------------------------------------------   -----------
                                          DERIVATIVE           NET                       Derivative            Net           Net
                                      ------------------   INEFFECTIVE              --------------------   Ineffective   Ineffective
                           NOTIONAL                        HEDGE GAINS   NOTIONAL                          HEDGE GAINS   HEDGE GAINS
(IN MILLIONS)               AMOUNT    ASSET    LIABILITY   (LOSSES)(A)    AMOUNT     ASSET     LIABILITY   (LOSSES)(A)   (LOSSES)(A)
------------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed
     interest rate swaps   $    60    $  1.4    $   --                   $    60    $    1.4    $   --
    Receive-fixed
     interest rate
     swaption sold              55        --        .2                        55          --        .4
    Pay-fixed interest
     rate swaps              3,379       3.5     195.0                     3,539          --     285.1
    Callable pay-fixed
     interest rate swaps        43        --       4.0                        44          --       5.6
    Extendable pay-fixed
     interest rate swaps        --        --        --                         1          --        --
    Pay-fixed interest
     rate swaption sold        205        --       7.1                        55          --       4.7
    Interest rate caps
     sold                      815        --       1.4                       765          --       1.3
    Interest rate floors
     sold                      360        --       7.7                       260          --       8.3
    Interest rate futures
     purchased               2,173        --        --                     3,301          --        --
    Interest rate futures
     sold                    3,086        --        --                     4,094          --        --
------------------------------------------------------------------------------------------------------------------------------------
Total                       10,176       4.9     215.4        $28.3       12,174         1.4     305.4       $ 10.5        $ (4.6)
------------------------------------------------------------------------------------------------------------------------------------
  Available for sale
    securities
    Pay-fixed interest
     rate swaps                 --        --        --                       250          --       4.7
------------------------------------------------------------------------------------------------------------------------------------
Total                           --        --        --           --          250          --       4.7          2.6          (1.1)
------------------------------------------------------------------------------------------------------------------------------------
  Mortgage servicing
    assets
    Forward commitments
     to purchase
     mortgage-backed
     securities              2,904      31.7        --                     4,025        46.5        --
    Receive-fixed
     interest rate swaps    10,206     376.2      48.2                     2,920       376.1        --
    Receive-fixed
     interest rate
     swaption purchased         --        --        --                       670        34.1        --
    Receive-fixed
     interest rate
     swaption sold             415        --       8.6                     2,008          --      56.1
    Pay-fixed interest
     rate swaption
     purchased               3,515      62.5        --                     3,370        55.7        --
    Pay-fixed interest
     rate swaption sold      1,295        --      76.2                     3,908          --     184.3
    Principal-only swaps       123       6.9        .5                       726        46.7        .2
    Interest rate caps
     purchased              30,410      83.5        --                    24,340        61.6        --
    Interest rate floors
     purchased                  --        --        --                        75          .4        --
    Interest rate futures
     purchased                  --        --        --                     1,308          --        --
    Pay-fixed interest
     rate swaps                 30        --        .1                        --          --        --
------------------------------------------------------------------------------------------------------------------------------------
Total                       48,898     560.8     133.6         41.6       43,350       621.1     240.6        263.5          79.1
------------------------------------------------------------------------------------------------------------------------------------
  Funding
    Receive-fixed
     interest rate swaps     4,550     350.8      35.7                     4,395       453.8        --
    Callable
     receive-fixed
     interest rate swaps       310       9.2       3.2                       545        22.9        --
------------------------------------------------------------------------------------------------------------------------------------
Total                        4,860     360.0      38.9           --        4,940       476.7        --          1.4            .1
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN
  FAIR VALUE HEDGES         63,934     925.7     387.9         69.9       60,714     1,099.2     550.7        278.0          73.5
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES
  Automobile loans held
    for sale                    --        --        --           --           --          --        --           --            .1
------------------------------------------------------------------------------------------------------------------------------------
  Funding
    Pay-fixed interest
     rate swaps             10,945       2.1      52.1                     7,150          --     181.2
    Interest rate caps
     purchased               3,500       3.0        --                     8,500        14.9        --
------------------------------------------------------------------------------------------------------------------------------------
Total                       14,445       5.1      52.1           .1       15,650        14.9     181.2          (.1)           .1
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN
  CASH FLOW HEDGES          14,445       5.1      52.1           .1       15,650        14.9     181.2          (.1)           .2
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED
  FOR INTEREST RATE RISK
  MANAGEMENT AND
  DESIGNATED IN SFAS 133
  RELATIONSHIPS            $78,379    $930.8    $440.0        $70.0      $76,364    $1,114.1    $731.9       $277.9        $ 73.7
====================================================================================================================================

(a) Represents net ineffective hedge gain (loss) on hedging strategy for the year.

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

OTHER DERIVATIVE ACTIVITIES: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. Those derivatives include swaps, futures, and forwards used for interest rate and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133, and derivatives executed with commercial banking customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. The Corporation generally does not enter into derivative transactions for purely speculative purposes. Gains and losses on mortgage-banking-related derivative financial instruments are included in mortgage banking revenue on the income statement, while gains and losses on other derivative financial instruments are included in other noninterest income. A summary of derivative financial instruments not in SFAS 133 hedge relationships by type of activity follows:

-------------------------------------------------------------
                                          As of December 31
                                        ---------------------
                                           Net Derivative
                                          Asset (Liability)
                                        ---------------------
(IN MILLIONS)                              2003        2002
-------------------------------------------------------------
OTHER DERIVATIVE INSTRUMENTS
  Mortgage-banking-related:
    Mortgage servicing asset risk
     management                           $ 36.1      $  12.0
    Mortgage loan commitments and
     commitment and mortgage loan risk
     management                            (72.1)      (181.5)
-------------------------------------------------------------
Total mortgage-banking related             (36.0)      (169.5)
-------------------------------------------------------------
  Customer risk management                  15.0         17.2
  Other                                      3.7         (5.1)
-------------------------------------------------------------
Total other                                 18.7         12.1
-------------------------------------------------------------
  TOTAL OTHER DERIVATIVE INSTRUMENTS      $(17.3)     $(157.4)
=============================================================

--------------------------------------------------------------
                                      For the Calendar Year
                                    --------------------------
                                        Net Gains (Losses)
                                    --------------------------
(IN MILLIONS)                        2003      2002      2001
--------------------------------------------------------------
OTHER DERIVATIVE ACTIVITIES
  Mortgage-banking-related:
    Mortgage servicing asset risk
     management                     $133.7    $176.5    $ 66.9
    Mortgage loan commitments and
     commitment and mortgage loan
     risk management                 (24.3)    207.9     222.7
--------------------------------------------------------------
Total mortgage-banking related       109.4     384.4     289.6
--------------------------------------------------------------
  Customer risk management            11.5       9.8      15.0
  Other                               60.6       (.3)     27.2
--------------------------------------------------------------
Total other                           72.1       9.5      42.2
--------------------------------------------------------------
  TOTAL OTHER DERIVATIVE
   ACTIVITIES                       $181.5    $393.9    $331.8
==============================================================

26. Fair Value of Financial Instruments

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

The following table presents the estimates of fair value of financial instruments at December 31, 2003 and 2002. Excluded are certain items not defined as financial instruments, including nonfinancial assets, intangibles, and future business growth, as well as certain liabilities such as obligations for pension and other postretirement benefits, deferred compensation arrangements, and leases. Accordingly, the aggregate fair value amounts presented do not purport to represent the fair value of the Corporation.

--------------------------------------------------------------------------------
                                  2003                          2002
                       ---------------------------   ---------------------------
                         CARRYING         FAIR         CARRYING         FAIR
    (IN THOUSANDS)        VALUE          VALUE          VALUE          VALUE
--------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and cash
 equivalents           $  4,985,231   $  4,985,231   $  5,155,331   $  5,155,331
Loans held for sale or
 securitization          15,367,559     15,475,057     24,501,364     24,779,269
Loans, net of
 allowance for loan
 losses                  78,153,524     81,613,554     71,035,824     75,820,418
Securities                6,865,616      6,865,616      9,211,268      9,211,268
Derivative assets         1,349,259      1,349,259      1,468,381      1,468,381
Other                       595,016        595,016        571,989        571,989
--------------------------------------------------------------------------------
FINANCIAL LIABILITIES
Deposits               $(63,930,030)  $(60,286,820)  $(65,118,768)  $(63,859,924)
Short-term borrowings   (13,309,376)   (13,312,267)   (18,022,167)   (18,044,355)
Long-term debt          (23,666,292)   (23,912,084)   (22,730,295)   (22,987,359)
Derivative liabilities     (875,737)      (875,737)    (1,243,544)    (1,243,544)
Other                      (325,498)      (325,498)      (340,007)      (340,007)
--------------------------------------------------------------------------------
OTHER FINANCIAL
 INSTRUMENTS
Commitments to extend
 credit                     (57,226)       (57,226)       (66,484)       (66,484)
Standby and commercial
 letters of credit           (7,181)        (7,181)        (8,075)        (8,075)
================================================================================

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

2003 ANNUAL REPORT

LOANS AND LOANS HELD FOR SALE OR SECURITIZATION: The fair values of portfolio loans and the automobile and commercial loans held for sale or securitization are estimated using an option-adjusted discounted cash flow model that discounts future cash flows using recent market interest rates, market volatility, and credit spread assumptions. The fair values of mortgage loans held for sale is based either upon observable market prices or prices obtained from third parties.

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

27. Line of Business Results

National City operates five major lines of business: Consumer and Small Business Financial Services, Wholesale Banking, National Consumer Finance, Asset Management, and National Processing.

Consumer and Small Business Financial Services (CSB) provides banking services to consumers and small businesses within National City's six-state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, CSB's activities also include small business services, dealer finance, education finance, retail brokerage, and lending-related insurance services. Consumer lending products include home equity, automobile, marine, and recreational vehicle installment loans, government or privately guaranteed student loans, and credit cards and other unsecured personal and business lines of credit. Major revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. CSB's expenses are mainly personnel and branch network support costs.

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

National Consumer Finance (NCF) originates conforming and nonconforming residential mortgage and home equity loans within National City's six-state footprint and nationally through retail branch offices, correspondent relationships, and a network of brokers, real estate agents, and builders. NCF's activities also include selling and servicing mortgage loans for third-party investors. Conforming mortgage loans, which generally represent loans collateralized by one-to-four-family residential real estate, having loan-to-value collateral ratios of 80% or less, and made to borrowers in good credit standing, are originated through National City Mortgage Co. (NCMC), a business unit within NCF. These loans are typically sold to primary market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During 2003, approximately 55% of NCMC mortgage loans were originated through wholesale and correspondent channels, while 45% were originated through retail mortgage branches operated by NCMC nationally, or through CSB bank branches within National City's six-state footprint. First Franklin Financial Corporation, a business unit within NCF, originates nonconforming mortgage loans, which do not meet the above conforming definition due to credit characteristics, the underlying documentation, the loan-to-value ratio, or other factors. First Franklin originates loans primarily through brokers, which are either sold servicing-released to third parties or are retained in portfolio. NCF's National Home Equity business unit originates prime-quality home equity loans outside National City's six-state footprint. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination, sale, and servicing of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.

The Asset Management business includes both institutional asset and personal wealth management. The institutional asset management business provides investment management, custody, retirement planning services, bond administration and other corporate trust services to institutional clients, and acts as the investment advisor for the Armada(R) mutual funds. The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City's six-state footprint and generally complementing its corporate banking relation-

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

ships. Personal wealth management services are provided by three business units -- Private Client Group, NatCity Investments, Inc., and Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, estate and tax planning, as well as trust management and administration for affluent individuals and families. Sterling offers financial management services and alternative investments for high net worth clients.

National Processing consists of National Processing, Inc., National City's 84%-owned payment processing subsidiary. National Processing authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit transactions and also provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and health care industries. National Processing is the second largest acquirer of card transactions in the United States.

The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed as part of investment funding activities. Asset securitizations related to credit card and automobile loans are also considered funding activities and the effects of such securitizations are included within the Parent and Other category. The credit card and automobile loans sold through securitization continue to be reflected as owned by the business unit that manages those assets. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Parent and Other is primarily comprised of the results of investment funding activities, intersegment revenue and expense eliminations, and unallocated corporate income and expense. The intersegment revenue and expense amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been restated to conform with the current period's presentation.

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business is included in the following table.

2003 ANNUAL REPORT

-------------------------------------------------------------------------------------------------------------------------------
                              CONSUMER AND                     NATIONAL
                             SMALL BUSINESS      WHOLESALE     CONSUMER       ASSET       NATIONAL      PARENT     CONSOLIDATED
     (IN THOUSANDS)        FINANCIAL SERVICES     BANKING       FINANCE     MANAGEMENT   PROCESSING   AND OTHER       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
2003
Net interest income
 (expense)(a)                 $ 1,983,257       $ 1,028,331   $ 1,877,399   $ 104,642    $   3,251    $(601,234)   $ 4,395,646
Provision (benefit) for
 loan losses                      307,328           340,639        66,630       7,635           --      (83,814)       638,418
                              -----------       -----------   -----------   ---------    ---------    ----------   -----------
Net interest income
 (expense) after
 provision                      1,675,929           687,692     1,810,769      97,007        3,251     (517,420)     3,757,228
Noninterest income                706,538           322,924     1,498,424     346,191      479,875      242,049      3,596,001
Noninterest expense             1,374,950           506,843     1,110,090     292,099      402,044      402,097      4,088,123
                              -----------       -----------   -----------   ---------    ---------    ----------   -----------
Income (loss) before
 taxes                          1,007,517           503,773     2,199,103     151,099       81,082     (677,468)     3,265,106
Income tax expense
 (benefit)(a)                     380,842           189,124       861,520      57,115       32,321     (372,880)     1,148,042
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)             $   626,675       $   314,649   $ 1,337,583   $  93,984    $  48,761    $(304,588)   $ 2,117,064
===============================================================================================================================
Intersegment revenue
 (expense)                    $    (3,664)      $    19,599   $     6,578   $   6,947    $   5,435    $ (34,895)   $        --
Average assets (in
 millions)                         26,285            30,654        47,719       2,920          622       10,177        118,377
===============================================================================================================================
2002
Net interest income
 (expense)(a)                 $ 1,984,253       $ 1,009,232   $ 1,207,254   $ 101,776    $   5,348    $(272,130)   $ 4,035,733
Provision (benefit) for
 loan losses                      297,271           376,605        65,570      14,052           --      (71,580)       681,918
                              -----------       -----------   -----------   ---------    ---------    ----------   -----------
Net interest income
 (expense) after
 provision                      1,686,982           632,627     1,141,684      87,724        5,348     (200,550)     3,353,815
Noninterest income                639,800           278,694       617,000     369,368      454,463      215,649      2,574,974
Noninterest expense             1,344,855           507,763       899,307     300,610      376,338      300,761      3,729,634
                              -----------       -----------   -----------   ---------    ---------    ----------   -----------
Income (loss) before
 taxes                            981,927           403,558       859,377     156,482       83,473     (285,662)     2,199,155
Income tax expense
 (benefit)(a)                     371,169           152,408       321,027      59,151       32,396     (183,639)       752,512
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)             $   610,758       $   251,150   $   538,350   $  97,331    $  51,077    $(102,023)   $ 1,446,643
===============================================================================================================================
Intersegment revenue
 (expense)                    $    (1,928)      $    15,645   $     3,141   $  12,626    $   7,897    $ (37,381)   $        --
Average assets (in
 millions)                         24,704            31,230        33,420       2,968          481       10,620        103,423
===============================================================================================================================
2001
Net interest income
 (expense)(a)                 $ 1,994,482       $ 1,006,819   $   585,693   $ 108,534    $   7,250    $(230,583)   $ 3,472,195
Provision (benefit) for
 loan losses                      265,624           218,256       165,487       5,229           --      (49,301)       605,295
                              -----------       -----------   -----------   ---------    ---------    ----------   -----------
Net interest income
 (expense) after
 provision                      1,728,858           788,563       420,206     103,305        7,250     (181,282)     2,866,900
Noninterest income                598,659           300,683       535,223     384,896      465,366      392,996      2,677,823
Noninterest expense             1,348,199           498,817       680,457     309,257      384,181      123,965      3,344,876
                              -----------       -----------   -----------   ---------    ---------    ----------   -----------
Income before taxes               979,318           590,429       274,972     178,944       88,435       87,749      2,199,847
Income tax expense(a)             373,551           222,732       109,357      68,691       35,774        1,634        811,739
-------------------------------------------------------------------------------------------------------------------------------
Net income                    $   605,767       $   367,697   $   165,615   $ 110,253    $  52,661    $  86,115    $ 1,388,108
===============================================================================================================================
Intersegment revenue
 (expense)                    $    (1,661)      $    24,422   $     4,410   $  13,562    $  14,807    $ (55,540)   $        --
Average assets (in
 millions)                         23,955            31,758        23,352       2,729          409       10,881         93,084
===============================================================================================================================

(a) Includes tax-equivalent adjustment for tax-exempt interest income

2003 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

28. Financial Holding Company

Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

Balance Sheets

---------------------------------------------------------------------------------------
                                                                     December 31
                                                              -------------------------
                       (IN THOUSANDS)                            2003          2002
---------------------------------------------------------------------------------------
ASSETS
  Cash and demand balances due from banks                     $     1,521   $     1,498
  Loans to and receivables from subsidiaries                      819,115       699,323
  Securities                                                      164,179       227,223
  Other investments                                               479,394       556,123
  Investments in:
    Subsidiary banks                                            9,642,417     9,244,024
    Nonbank subsidiaries                                          608,916       545,499
  Goodwill                                                         58,566        58,566
  Derivative assets                                               124,901       154,905
  Other assets                                                    668,633       644,245
---------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $12,567,642   $12,131,406
=======================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Long-term debt                                              $ 2,266,658   $ 2,005,076
  Borrowed funds from subsidiaries                                185,568     1,205,568
  Derivative liabilities                                            4,695         7,184
  Accrued expenses and other liabilities                          782,050       752,521
---------------------------------------------------------------------------------------
    Total liabilities                                           3,238,971     3,970,349
  Stockholders' equity                                          9,328,671     8,161,057
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $12,567,642   $12,131,406
=======================================================================================

Securities and other investments totaling $106 million at December 31, 2003, were restricted for use in certain of the Corporation's nonqualified benefit plans. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the two wholly-owned subsidiary trusts (the trusts) that were deconsolidated as a result of applying the provisions of FIN 46. The holding company continues to guarantee the capital securities issued by the trusts, which totaled $180 million at December 31, 2003. Refer to Note 17 for further discussion on FIN 46 and the deconsolidation of the trusts. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $693 million at December 31, 2003. Additionally, the holding company guarantees National City Bank of Kentucky's financial obligation under this subsidiary's membership with VISA(R) up to $600 million and Mastercard(R) up to $400 million. Refer to Note 22 for further discussion of contingent liabilities and guarantees related to the Corporation's merchant card processing business.

Statements of Income

--------------------------------------------------------------------------------------------------
                                                                     For the Calendar Year
                                                              ------------------------------------
(IN THOUSANDS)                                                   2003         2002         2001
--------------------------------------------------------------------------------------------------
INCOME
  Dividends from:
    Subsidiary banks                                          $1,262,810   $1,120,334   $  775,000
    Nonbank subsidiaries                                          10,000       16,000        8,000
  Interest on loans to subsidiaries                                1,471       12,369       21,859
  Interest and dividends on securities                             8,208       12,637       38,176
  Securities gains, net                                           40,575       76,817      123,357
  Other income                                                    33,272          745      109,191
--------------------------------------------------------------------------------------------------
TOTAL INCOME                                                   1,356,336    1,238,902    1,075,583
==================================================================================================
EXPENSE
  Interest on debt and other borrowings                           97,242      113,796      169,072
  Other expense                                                  118,749       54,264        9,296
--------------------------------------------------------------------------------------------------
TOTAL EXPENSE                                                    215,991      168,060      178,368
==================================================================================================
Income before taxes and equity in undistributed net income
 of subsidiaries                                               1,140,345    1,070,842      897,215
Income tax (benefit) expense                                     (25,746)     (27,998)      75,987
--------------------------------------------------------------------------------------------------
Income before equity in undistributed net income of
 subsidiaries                                                  1,166,091    1,098,840      821,228
Equity in undistributed net income of subsidiaries               950,973      347,803      566,880
--------------------------------------------------------------------------------------------------
NET INCOME                                                    $2,117,064   $1,446,643   $1,388,108
==================================================================================================

2003 ANNUAL REPORT
                                                                              75

Statements of Cash Flows

---------------------------------------------------------------------------------------------------
                                                                      For the Calendar Year
                                                               ------------------------------------
                                                                     2003         2002         2001
(In Thousands)
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                  $ 2,117,064   $1,446,643   $1,388,108
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Equity in undistributed net income of subsidiaries           (950,973)    (347,803)    (566,880)
    Amortization of goodwill                                           --           --        6,886
    Depreciation and amortization of properties and
     equipment                                                      1,263          793        2,238
    Increase in receivables from subsidiaries                    (441,126)         (16)    (270,333)
    Securities gains, net                                         (40,575)     (76,817)    (123,357)
    Other losses (gains), net                                      20,614       (2,415)     (94,340)
    Amortization of premiums and discounts on securities and
     debt                                                            (795)      (1,236)        (113)
    Increase (decrease) in accrued expenses and other
     liabilities                                                    2,560      (27,729)       7,486
    Other, net                                                    (33,573)      13,272      121,509
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         674,459    1,004,692      471,204
---------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of securities                                        (484,371)    (326,598)    (161,050)
  Proceeds from sales and maturities of securities                569,726      592,377      506,591
  Net decrease (increase) in other investments                     76,729     (260,892)     167,255
  Principal collected on loans to subsidiaries                  1,177,334      167,048       55,550
  Loans to subsidiaries                                          (606,000)    (167,935)    (258,965)
  Investments in subsidiaries                                     (50,857)    (606,483)    (725,000)
  Returns of investment from subsidiaries                         300,000          345      470,466
  Net decrease (increase) in properties and equipment              10,840      (17,951)      (8,014)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities               993,401     (620,089)      46,833
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net (decrease) increase in borrowed funds                    (1,020,000)     388,000      271,500
  Issuance of debt                                                300,000           --           --
  Repayment of debt                                                  (880)    (110,880)        (880)
  Dividends paid                                                 (764,817)    (732,095)    (701,304)
  Redemption of preferred stock                                        --          (37)          --
  Issuances of common stock                                       170,477      102,936       78,704
  Repurchases of common stock                                    (352,617)     (32,526)    (166,246)
---------------------------------------------------------------------------------------------------
Net cash used in financing activities                          (1,667,837)    (384,602)    (518,226)
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and demand balances due from
 banks                                                                 23            1         (189)
Cash and demand balances due from banks, January 1                  1,498        1,497        1,686
---------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, DECEMBER 31          $     1,521   $    1,498   $    1,497
===================================================================================================
SUPPLEMENTAL INFORMATION
  Cash paid for interest                                      $    92,916   $  114,001   $  167,186
  Non-cash item: Carrying value of securities donated to the
   National City Charitable Foundation                             25,007       36,306           --
===================================================================================================

At December 31, 2003 and 2002, retained earnings of the holding company included $6.9 billion and $5.9 billion, respectively, of equity in undistributed net income of subsidiaries.

2003 ANNUAL REPORT
76

                      (This page intentionally left blank)

2003 ANNUAL REPORT
                                                                              77

FORM 10-K

The Annual Report includes the materials required in Form 10-K filed with the United States Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient, and comprehensive information on 2003 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the United States Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES  X     NO  ___

The aggregate market value of the registrant's outstanding voting common stock held by nonaffiliates on June 30, 2003, determined using a per share closing price on that date of $32.71, as quoted on the New York Stock Exchange, was $19,904,581,093.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2003:

    Common Stock, $4.00 Per Share - 605,996,120

Documents Incorporated By Reference:

Portions of the registrant's Proxy Statement (to be dated approximately March 8, 2004) are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions; and Item 14. Principal Accounting Fees and Services, of Part III.

2003 ANNUAL REPORT

FORM 10-K CONTINUED

Form 10-K Cross Reference Index

                                                        Pages
---------------------------------------------------------------------
PART I
 Item  1 -      Business
   Description of Business                           9, 39, 48, 79-80
   Average Balance Sheets/Interest/Rates                        10-12
   Volume and Rate Variance Analysis                               12
   Securities                                                  19, 53
   Loans                                                 16-19, 51-52
   Risk Elements of Loan Portfolio                       20-23, 51-52
   Interest Bearing Liabilities                   10-12, 19-20, 57-59
   Line of Business Results                                 15, 71-73
   Financial Ratios                                                32
 Item  2 -      Properties                                         80
 Item  3 -      Legal Proceedings                                  80
 Item  4 -      Submission of Matters to a
                 Vote of Security Holders -
                 None
=====================================================================
PART II
 Item  5 -      Market for Registrant's Common
                 Equity and Related             20, 24-25, 30, 64-65,
                 Stockholder Matters                inside back cover
 Item  6 -      Selected Financial Data                            32
 Item  7 -      Management's Discussion and
                 Analysis of Financial
                 Condition and Results of
                 Operations                                      9-28
 Item  7A -     Quantitative and Qualitative
                Disclosures About Market Risk                   23-24
 Item  8 -      Financial Statements and
                 Supplementary Data                      29-31, 33-75
 Item  9 -      Changes in and Disagreements
                 with Accountants on
                 Accounting and Financial
                 Disclosure - None
 Item  9A -     Controls and Procedures                            82
=====================================================================
PART III
 Item 10 -      Directors and Executive
                 Officers of the Registrant:
                 Directors - Note (1)
                 Executive Officers                             80-81
                Audit Committee Financial
                 Expert - Note (1)
                Identification of the Audit
                 Committee - Note (1)
                Compliance with Section 16(a)
                 of the Securities Exchange
                 Act - Note (1)
                Code of Ethics - Note (1)
 Item 11 -      Executive Compensation - Note (1)
 Item 12 -      Security Ownership of Certain
                 Beneficial Owners and
                 Management and Related
                 Stockholder Matters - Note
                 (1)
 Item 13 -      Certain Relationships and Related Transactions - Note
                 (1)
 Item 14 -      Principal Accounting Fees and
                 Services - Note (1)
=====================================================================
PART IV
 Item 15 -      Exhibits, Financial Statement
                 Schedules, and Reports on
                 Form 8-K                                          78
                Report on Consolidated
                 Financial Statements of Ernst
                 & Young LLP, Independent Auditors           34
                Consolidated Financial
                 Statements                                     35-75
 Signatures                                                        82
 Certifications of Chief Executive Officer                         83
 Certifications of Chief Financial Officer                         84
=====================================================================

Reports on Form 8-K filed or furnished during the fourth quarter of 2003 and through the date of this Form 10-K filing:

October 16, 2003 - National City issued a news release announcing its financial results for the three- and nine-month periods ended September 30, 2003 and the availability of the September 30, 2003 Financial Supplement on its Web site at www.NationalCity.com.

October 28, 2003 - National City issued a news release announcing the retirement of Vice Chairman, Robert G. Siefers, effective the end of 2003.

November 20, 2003 - National City issued a news release announcing that it entered into a definitive agreement to acquire Allegiant Bancorp, Inc.

December 9, 2003 - National City announced the posting of its Mid-Quarter Update to Financial Supplement to its Web site.

January 15, 2004 - National City issued a news release announcing its financial results for the fourth quarter and fiscal year ended December 31, 2003 and the availability of the December 31, 2003 Condensed Financial Supplement on its Web site. The news release also announced that National City restated its results for 2001, 2002, and the nine-month period ended September 30, 2003 related to the application of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

January 26, 2004 - National City announced the posting of its December 31, 2003 Financial Supplement to its Web site.

The index of exhibits and any exhibits filed as part of the 2003 Form 10-K are accessible at no cost on the Corporation's Web site at NationalCity.com or through the United States Securities and Exchange Commission's Web site at www.sec.gov. Copies of exhibits may also be requested at a cost of 30 cents per page from National City's investor relations department.

Financial Statement Schedules - Omitted due to inapplicability or because required information is shown in the consolidated financial statements or the notes thereto.
----------------------------------------------------------

Note (1) - Incorporated by reference from the Corporation's Proxy Statement to be dated approximately March 8, 2004.

----------------------------------------------------------

2003 ANNUAL REPORT

Business

National City Corporation (National City or the Corporation), founded in 1845, is a $113.9 billion financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive distribution network in Ohio, Michigan, Pennsylvania, Indiana, Kentucky, and Illinois and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Its primary businesses include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and payment processing. Operations are primarily conducted through more than 1,100 branch banking offices located within National City's six-state footprint and over 330 retail mortgage offices located throughout the United States. National City and its subsidiaries had 33,331 full-time-equivalent employees at December 31, 2003.

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

2003 ANNUAL REPORT

FORM 10-K CONTINUED

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

A substantial portion of the Corporation's cash is derived from dividends paid by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 18 to the Corporation's consolidated financial statements.
The subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency (the
OCC) or the respective state banking departments, and are subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (FDIC).

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

Properties

During 2003, National City purchased its headquarters building, National City Center, located in Cleveland, Ohio. The Corporation also owns freestanding operation centers in Columbus and Cleveland, Ohio, Louisville, Kentucky, and Kalamazoo and Royal Oak, Michigan. Certain of National City's significant subsidiaries occupy their headquarters offices under long-term leases. The Corporation also leases operations centers in Cleveland and Miamisburg, Ohio, Pittsburgh, Pennsylvania, and Chicago, Illinois. Branch office locations are variously owned or leased.

Legal Proceedings

The information contained in Note 22 to the consolidated financial statements of this Annual Report is incorporated herein by reference.

Executive Officers

The Executive Officers of National City (as of January 29, 2004) are as follows:

          Name            Age               Position
----------------------------------------------------------------
David A. Daberko          58    Chairman and Chief Executive
                                 Officer
William E. MacDonald III  57    Vice Chairman
James R. Bell III         47    Executive Vice President
Paul G. Clark             50    Executive Vice President
John D. Gellhausen        38    Executive Vice President
Thomas W. Golonski        60    Executive Vice President
Jon L. Gorney             53    Executive Vice President
Jeffrey D. Kelly          50    Executive Vice President and
                                 Chief Financial Officer
Timothy J. Lathe          48    Executive Vice President
Herbert R. Martens, Jr.   51    Executive Vice President
Robert J. Ondercik        57    Executive Vice President
Ted M. Parker             43    Executive Vice President
J. Armando Ramirez        48    Executive Vice President
Peter E. Raskind          47    Executive Vice President
Philip L. Rice            45    Executive Vice President
Shelley J. Seifert        49    Executive Vice President
Stephen A. Stitle         58    Executive Vice President
David L. Zoeller          54    Executive Vice President,
                                 General Counsel, and Secretary
James P. Gulick           45    Senior Vice President and
                                 General Auditor
Janis E. Lyons            44    Senior Vice President and
                                 Comptroller
Thomas A. Richlovsky      52    Senior Vice President and
                                 Treasurer
----------------------------------------------------------------

The term of office for executive officers is one year.

There is no family relationship between any of the executive officers.

2003 ANNUAL REPORT

Mr. Daberko has been chairman and chief executive officer since 1995.

Mr. MacDonald III was appointed vice chairman in 2001. Prior to that time, he was a senior executive vice president from 1999 to 2001 and an executive vice president from 1993 to 1999.

Mr. Bell has been an executive vice president since 1996. Since 2000, he has been head of the Capital Markets Group.

Mr. Clark was appointed an executive vice president in 1998. Prior to that time he was chief executive officer of National City Bank of Michigan/Illinois from 1998 to 2000.

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

Mr. Lathe was appointed an executive vice president and president and chief executive officer of National City Bank of Michigan/Illinois in 2000. Prior to that time, he was executive vice president of National City Bank for the Syndications Division from 1998 to 2000.

Mr. Martens was appointed an executive vice president in 1997. He has been chairman of NatCity Investments, Inc. since 1995.

Mr. Ondercik was appointed an executive vice president in 1994.

Mr. Parker was appointed an executive vice president and president and chief executive officer of National City Bank of Kentucky in 2001. Prior to that time, he was senior vice president of National City Bank.

Mr. Ramirez was appointed an executive vice president in 2000. Prior to that time, he was senior vice president since 1994.

Mr. Raskind was appointed an executive vice president in 2000. Prior to that time, he was vice chairman of U.S. Bancorp.

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

2003 ANNUAL REPORT

FORM 10-K CONTINUED

Controls and Procedures

National City's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2003 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report of Management on page 33 of this Annual Report, management assessed the Corporation's system of internal control over financial reporting as of December 31, 2003, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2003, its system of internal control over financial reporting met those criteria.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 2004.

National City Corporation

/s/ David A. Daberko
---------------------------------------

David A. Daberko

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on January 29, 2004.

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

/s/ David L. Zoeller
---------------------------------------

By David L. Zoeller

Attorney-in-fact

2003 ANNUAL REPORT

Certifications of Chief Executive Officer Sarbanes-Oxley Act Section 302

I, David A. Daberko, certify that:

1. I have reviewed this annual report on Form 10-K of National City Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 9, 2004

By: /s/ David A. Daberko
   -----------------------------
    David A. Daberko
    Chairman and Chief Executive Officer

Sarbanes-Oxley Act Section 906

Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 9, 2004

By: /s/ David A Daberko
   -----------------------------
    David A. Daberko
    Chairman and Chief Executive Officer

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

New York Stock Exchange

The undersigned Chief Executive Officer of National City Corporation certifies to the New York Stock Exchange that, as of the date of this certification, he is unaware of any violation by National City Corporation of the New York Stock Exchange's corporate governance listing standards in effect as of the date of this certification.

Date: February 9, 2004

By: /s/ David A Daberko
   -----------------------------
    David A. Daberko
    Chairman and Chief Executive Officer

2003 ANNUAL REPORT

FORM 10-K CONTINUED

Certifications of Chief Financial Officer

Sarbanes-Oxley Act Section 302

I, Jeffrey D. Kelly, certify that:

1. I have reviewed this annual report on Form 10-K of National City Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 9, 2004

By: /s/ Jeffrey D. Kelly
   -----------------------------
    Jeffrey D. Kelly
    Executive Vice President and Chief Financial Officer

Sarbanes-Oxley Act Section 906

Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 9, 2004

By: /s/ Jeffrey D. Kelly
   -----------------------------
    Jeffrey D. Kelly
    Executive Vice President and Chief Financial Officer

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

CORPORATE INFORMATION
--------------------------------------------------------------------------------


CORPORATE HEADQUARTERS                             COMMON STOCK LISTING
National City Center                               National City Corporation common stock is traded
1900 East Ninth Street                             on the New York Stock Exchange under the symbol
Cleveland, Ohio 44114-3484                         NCC. The stock is abbreviated in financial
216-222-2000                                       publications as NtlCity.
NationalCity.com
                                                   The common stock of the National City 84%-owned
TRANSFER AGENT AND REGISTRAR                       payment processing subsidiary, National
National City Bank                                 Processing, Inc., is traded on the New York
Corporate Trust Operations                         Stock Exchange under the symbol NAP. The stock
Department 5352                                    is abbreviated in financial publications as
P.O. Box 92301                                     NtlProc.
Cleveland, Ohio 44193-0900
E-mail: shareholder.inquiries@nationalcity.com     ANNUAL MEETING
                                                   The Annual Meeting of Stockholders will be on
Stockholders of record may access their accounts   Tuesday, April 27, 2004 at
via the Internet to review account holdings and    10:00 a.m. Eastern time
transaction history through National City
StockAccess at www.ncstockaccess.com.              National City Corporation
Stockholders can also download frequently used     National City Center
forms from this Web site. For log-in assistance    1900 East Ninth Street
or other inquiries, call 800-622-6757.             Cleveland, Ohio 44114-3484

INVESTOR INFORMATION                               DIVIDEND REINVESTMENT AND
Betsy Figgie                                       STOCK PURCHASE PLAN
Investor Relations                                 National City Corporation offers stockholders a
Department 2101                                    convenient way to increase their investment
P.O. Box 5756                                      through the National City Corporation Amended
Cleveland, Ohio 44101-0756                         and Restated Dividend Reinvestment and Stock
800-622-4204                                       Purchase Plan (the Plan). Under the Plan,
E-mail: investor.relations@nationalcity.com        investors can elect to acquire National City
                                                   shares in the open market by reinvesting
WEB SITE ACCESS TO UNITED STATES SECURITIES        dividends and through optional cash payments.
AND EXCHANGE COMMISSION FILINGS                    National City absorbs the fees and brokerage
All reports filed electronically by National       commissions on shares acquired through the Plan.
City Corporation with the United States            To obtain a Plan prospectus and authorization
Securities and Exchange Commission (SEC),          card, call 800-622-6757. The Plan prospectus is
including the annual report on Form 10-K,          also available on the Corporation's Web site.
quarterly reports on Form 10-Q, and current
event reports on Form 8-K, as well as any          DIRECT DEPOSIT OF DIVIDENDS
amendments to those reports, are accessible at     The direct deposit program, which is offered at
no cost on the Corporation's Web site at           no charge, provides for automatic deposit of
NationalCity.com. These filings are also           quarterly dividends directly to a checking or
accessible on the SEC's Web site at www.sec.gov.   savings account. For information regarding this
                                                   program, call 800-622-6757.
CORPORATE GOVERNANCE
The National City corporate governance practices   NAIC
are described in the following documents, which    National City is a proud sponsor of the National
are available on the Corporation's Web site at     Association of Investors Corporation (NAIC) and
NationalCity.com or which may be obtained in       participates in its Low-Cost Investment Plan. To
print form through the investor relations          receive more information on NAIC, call
depart- ment: Corporate Governance Guidelines,     248-583-NAIC.
Code of Ethics, Code of Ethics for Senior
Financial Officers, Audit Committee Charter,
Nominating and Board of Directors Governance
Committee Charter, Compensation Committee
Charter, and the Risk and Public Policy
Committee Charter.




Debt Ratings

                                                      Moody's
                                                     Investors            Standard
                               Fitch Ratings          Service             & Poor's
                              ---------------     ---------------     ---------------
National City Corporation                 A/B
  Commercial paper                        F1+                 P-1                 A-1
  Senior debt                             AA-                  A1                   A
  Subordinated debt                        A+                  A2                  A-
                              ---------------     ---------------     ---------------
Bank Subsidiaries                         A/B
  Certificates of deposit                  AA                 Aa3                  A+
  Senior bank notes                       AA-                 Aa3                  A+
  Subordinated bank notes                  A+                  A1                   A




Common Stock Information

                   First        Second         Third        Fourth         Full
                  Quarter       Quarter       Quarter       Quarter        Year
                 ---------     ---------     ---------     ---------     ---------
2003
Dividends paid   $    .305     $    .305     $     .32     $     .32     $    1.25
High                 29.45         34.97         34.56         34.44         34.97
Low                  26.53         27.72         29.03         29.46         26.53
Close                27.85         32.71         29.46         33.94         33.94

2002
Dividends paid   $    .295     $    .295     $    .305     $    .305     $    1.20
High                 31.16         33.75         33.49         29.82         33.75
Low                  26.31         29.60         25.58         24.60         24.60
Close                30.76         33.25         28.53         27.32         27.32

NATIONAL CITY(R)                                                   PRSRT STD
                                                                  U S POSTAGE
1900 East Ninth Street                                               PAID
Cleveland, OH 44114                                              National City
                                                                  Corporation






74-0549-00 (Rev. 02/04)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to National City's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000,
          and incorporated herein by reference).
  3.2     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (as Amended through October 28, 2002)
          (filed as Exhibit 3.3 to National City's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
  4.1     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to National City's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000,
          and incorporated herein by reference) related to the capital stock of National City Corporation.
  4.2     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (as Amended through October 28, 2002)
          (filed as Exhibit 3.3 to National City's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference) related to stockholder rights.
  4.3     National City agrees to furnish upon request to the
          Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.
 10.1     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2003, and incorporated
          herein by reference).
 10.2     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.3     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 4 to Registrant's Form S-8
          Registration Statement No. 33-58815 dated April 25, 1995,
          and incorporated herein by reference).
 10.4     National City Corporation Plan for Deferred Payment of
          Directors' Fees, as Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.5     National City Corporation Supplemental Executive Retirement
          Plan, as Amended and Restated July 1, 2002 (filed as Exhibit
          10.7 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.6     National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.7     Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan as
          Amended (filed as Exhibit 10.7 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2003,
          and incorporated herein by reference).
 10.8     Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.8 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 2003, and
          incorporated herein by reference).
 10.9     Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.9 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2003,
          and incorporated herein by reference).
 10.10    Form of contracts with David A. Daberko, William E.
          MacDonald III, Jon L. Gorney, Robert J. Ondercik, Jeffrey D.
          Kelly, David L. Zoeller, Thomas A. Richlovsky, James P.
          Gulick, John D. Gellhausen, Herbert R. Martens, Jr., Thomas
          W. Golonski, Stephen A. Stitle, James R. Bell III, Peter E.
          Raskind, Philip L. Rice, Timothy J. Lathe, Janis E. Lyons,
          J. Armando Ramirez, Paul G. Clark, Shelley J. Seifert, and
          Ted M. Parker (filed as Exhibit 10.29 to Registrant's Form
          S-4 Registration Statement No. 333-45609 dated February 4,
          1998, and incorporated herein by reference).
 10.11    Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees
          (filed as Exhibit 10.11 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 2003, and
          incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.12    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 [on Form S-8] to Form S-4 Registration
          Statement No. 333-46571 dated March 19, 1998, and
          incorporated herein by reference).
 10.13    Amended and Restated First of America Bank Corporation Stock
          Compensation Plan (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.14    First of America Bank Corporation Directors Stock
          Compensation Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.15    National City Corporation 1997 Stock Option Plan as Amended
          and Restated effective October 22, 2001 (filed as Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001, and incorporated herein by reference).
 10.16    National City Corporation 1997 Restricted Stock Plan as
          Amended and Restated effective October 31, 2001 (filed as
          Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.17    The National City Corporation Retention Plan for Executive
          Officers effective April 29, 2003 (filed as Exhibit 10.17 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2003, and incorporated herein by reference).
 10.18    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Post-Effective
          Amendment No. 1 [on Form S-8] to Form S-4 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.19    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 [on Form S-8] to Form S-4 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.20    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 [on Form S-8] to Form S-4
          Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
 10.21    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000, and
          incorporated herein by reference).
 10.22    National City Corporation Management Incentive Plan for
          Senior Officers as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.33 to Registrant's Quarterly
          Report on Form 10-Q for the quarter and nine months ended
          September 30, 2000, and incorporated herein by reference).
 10.23    National City Corporation Supplemental Cash Balance Pension
          Plan as Amended and Restated effective November 1, 2001
          (filed as Exhibit 10.25 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
 10.24    The National City Corporation 2001 Stock Option Plan as
          Amended and Restated effective October 22, 2001 (filed as
          Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.25    National City Savings and Investment Plan No. 3 (filed as
          Exhibit 4.3 to Registrant's Form S-8 Registration Statement
          No. 333-61712 dated as of May 25, 2001, and incorporated
          herein by reference).
 10.26    Amendment No. 1 to the National City Savings and Investment
          Plan No. 3 (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 to Form S-8 Registration
          Statement No. 333-61712 and incorporated herein by
          reference).
 10.27    National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 8,
          2002, and incorporated herein by reference).
 10.28    The National City Corporation Long-Term Deferred Share
          Compensation Plan effective April 22, 2002 (filed as Exhibit
          10.33 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.29    The National City Corporation Deferred Compensation Plan as
          Amended and Restated effective July 23, 2002 (filed as
          Exhibit 10.34 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002, and incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.30    Form of Agreement Not To Compete with David A. Daberko and
          William E. MacDonald III (filed as Exhibit 10.35 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.31    Visa(R) U.S.A. Inc. limited guaranty between National City
          Corporation and Visa(R) U.S.A. Inc. dated August 6, 2002
          (filed as Exhibit 10.36 to Registrant's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
 10.32    The National City Corporation Executive Savings Plan, as
          Amended and Restated effective January 1, 2003 (filed as
          Exhibit 10.32 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).
 10.33    The National City Corporation Savings and Investment Plan,
          as Amended and Restated effective January 1, 2001 (filed as
          Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).
 10.34    The National City Corporation Savings and Investment Plan
          No. 2, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.34 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.35    Amendment No. 1 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.35 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.36    Amendment No. 1 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002,
          and incorporated herein by reference).
 10.37    Amendment No. 1 to the Split Dollar Insurance Agreement
          effective January 1, 2003 (filed as Exhibit 10.37 to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by
          reference).
 10.38    Credit Agreement dated as of April 12, 2001, by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001, and incorporated herein by
          reference) and the Assumption Agreement dated June 11, 2002
          (filed as Exhibit 4.2 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2002, and
          incorporated herein by reference).
 10.39    MasterCard International Incorporated limited guaranty
          between National City Corporation and MasterCard
          International Incorporated dated April 30, 2003 (filed as
          Exhibit 10.39 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2003, and incorporated
          herein by reference).
 12.1     Computation of Ratio of Earnings to Fixed Charges.
 14.1     Code of Ethics (filed as Exhibit 14.1 to Registrant's
          Current Report on Form 8-K filed on July 31, 2003, and
          incorporated herein by reference).
 14.2     Code of Ethics for Senior Financial Officers (filed as
          Exhibit 14.2 to Registrant's Current Report on Form 8-K
          filed on July 31, 2003, and incorporated herein by
          reference).
 21.1     Subsidiaries of the Registrant.
 23.1     Consent of Ernst & Young LLP, Independent Auditors for
          National City Corporation.
 24.1     Power of Attorney.
 31.1     Chief Executive Officer Sarbanes-Oxley Act 302 Certification
          dated February 9, 2004 for National City Corporation's
          Annual Report on Form 10-K for the year ended December 31,
          2003.
 31.2     Chief Financial Officer Sarbanes-Oxley Act 302 Certification
          dated February 9, 2004 for National City Corporation's
          Annual Report on Form 10-K for the year ended December 31,
          2003.
 32.1     Chief Executive Officer Sarbanes-Oxley Act 906 Certification
          dated February 9, 2004 for National City Corporation's
          Annual Report on Form 10-K for the year ended December 31,
          2003.
 32.2     Chief Financial Officer Sarbanes-Oxley Act 906 Certification
          dated February 9, 2004 for National City Corporation's
          Annual Report on Form 10-K for the year ended December 31,
          2003.
 99.1     New York Stock Exchange Chief Executive Officer
          Certification dated February 9, 2004 for National City
          Corporation's Annual Report on Form 10-K for the year ended
          December 31, 2003.