Form 10-Q
period 2004-03-31
NATIONAL CITY CORP
filed 2004-05-07
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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

                        Common stock -- $4.00 Par Value
                Outstanding as of April 30, 2004 -- 621,314,779

                              [NATIONAL CITY LOGO]

                          QUARTER ENDED MARCH 31, 2004




                                FINANCIAL REPORT
                                  AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004

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

                                TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION                                                                                        Page
Financial Highlights                                                                                                     3
Item 1. Financial Statements:
    Consolidated Statements of Income                                                                                    4
    Consolidated Balance Sheets                                                                                          5
    Consolidated Statements of Cash Flows                                                                                6
    Consolidated Statements of Changes in Stockholders' Equity                                                           7
    Notes to Consolidated Financial Statements                                                                           7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
    Financial Review                                                                                                    45
    Consolidated Average Balance Sheets                                                                                 65
    Daily Average Balances/Net Interest Income/Rates                                                                    66
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                      69
Item 4. Controls and Procedures                                                                                         69

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings                                                                                               69
Item 2. Changes in Securities and Use of Proceeds                                                                       69
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K                                                                                70

Signatures                                                                                                              75

PART I - FINANCIAL INFORMATION

FINANCIAL HIGHLIGHTS

     ------------------------------------------------------------------------------------------------------
     (Dollars In Thousands, Except Per Share Amounts)                   2004                  2003
     ------------------------------------------------------------------------------------------------------
     FOR THE THREE MONTHS ENDED MARCH 31
       Tax-equivalent net interest income                           $  1,025,157           $  1,100,728
       Provision for loan losses                                          82,507                200,233
       Fees and other income                                           1,117,558              1,103,316
       Securities gains, net                                                 139                    170
       Noninterest expense                                               986,340              1,008,866
       Income tax expense and tax-equivalent adjustment                  363,639                351,612
     ------------------------------------------------------------------------------------------------------
       Net income                                                   $    710,368           $    643,503
     ======================================================================================================
       Net income per common share
         Basic                                                             $1.17                  $1.05
         Diluted                                                            1.16                   1.05
       Dividends paid per common share                                       .32                   .305
       Return on average common equity                                     29.58%                 30.60%
       Return on average assets                                             2.61                   2.24
       Net interest margin                                                  4.16                   4.21
       Efficiency ratio                                                    46.03                  45.77
       Average equity to average assets                                     8.83                   7.33
       Annualized net charge-offs to average portfolio
         loans                                                               .42                    .95
       Average shares

         Basic                                                       605,916,791            611,521,806
         Diluted                                                     612,596,633            615,578,784
     ------------------------------------------------------------------------------------------------------
     AT MARCH 31

       Assets                                                       $111,355,060           $117,494,256
       Portfolio loans                                                79,927,248             74,932,986
       Loans held for sale or securitization                          12,478,020             21,740,191
       Securities, at fair value                                       6,880,816              8,464,144
       Deposits                                                       67,213,234             65,897,280
       Stockholders' equity                                            9,854,111              8,587,163

       Book value per common share                                        $16.25                 $14.05
       Market value per common share                                       35.58                  27.85
       Equity to assets                                                     8.85%                  7.31%
       Allowance for loan losses as a percentage of
          period-end portfolio loans                                        1.41                   1.51
       Nonperforming assets to period-end
          portfolio loans and other nonperforming assets                     .76                   1.10

       Common shares outstanding                                     606,559,564            610,971,942
       Full-time equivalent employees                                     33,036                 32,633
     ------------------------------------------------------------------------------------------------------

   ITEM 1. FINANCIAL STATEMENTS

   CONSOLIDATED STATEMENTS OF INCOME

   ---------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                                 March 31
   ---------------------------------------------------------------------------------------------------------
   (Dollars in Thousands, Except Per Share Amounts)                     2004                   2003
   ---------------------------------------------------------------------------------------------------------
   INTEREST INCOME
     Loans                                                         $  1,249,107           $  1,398,244
     Securities:
       Taxable                                                           69,293                 96,976
       Exempt from Federal income taxes                                   8,199                  8,564
       Dividends                                                          4,206                  5,192
     Federal funds sold and security resale agreements                      729                    504
     Other investments                                                   12,404                 10,516
   ---------------------------------------------------------------------------------------------------------
         Total interest income                                        1,343,938              1,519,996
   INTEREST EXPENSE
     Deposits                                                           188,545                244,351
     Federal funds borrowed and security
       repurchase agreements                                             18,004                 41,585
     Borrowed funds                                                       2,958                  8,998
     Long-term debt and capital securities                              115,804                131,771
   ---------------------------------------------------------------------------------------------------------
         Total interest expense                                         325,311                426,705
   ---------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME                                                1,018,627              1,093,291
   PROVISION FOR LOAN LOSSES                                             82,507                200,233
   ---------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses            936,120                893,058
   NONINTEREST INCOME
      Mortgage banking revenue                                          579,398                630,733
     Deposit service charges                                            147,353                134,736
     Payment processing revenue                                         121,619                105,411
     Trust and investment management fees                                75,576                 69,359
     Card-related fees                                                   37,130                 41,081
     Brokerage revenue                                                   32,252                 24,476
     Other                                                              124,230                 97,520
   ---------------------------------------------------------------------------------------------------------
         Total fees and other income                                  1,117,558              1,103,316
     Securities gains, net                                                  139                    170
   ---------------------------------------------------------------------------------------------------------
         Total noninterest income                                     1,117,697              1,103,486
   NONINTEREST EXPENSE
     Salaries, benefits, and other personnel                            548,891                561,162
     Equipment                                                           69,477                 64,692
     Net occupancy                                                       59,959                 58,356
     Third-party services                                                68,364                 65,544
     Card processing                                                     57,543                 52,326
     Marketing and public relations                                      22,260                 17,312
     Other                                                              159,846                189,474
   ---------------------------------------------------------------------------------------------------------
         Total noninterest expense                                      986,340              1,008,866
   ---------------------------------------------------------------------------------------------------------
   Income before income tax expense                                   1,067,477                987,678
   Income tax expense                                                   357,109                344,175
   ---------------------------------------------------------------------------------------------------------
   NET INCOME                                                      $    710,368           $    643,503
   =========================================================================================================
   NET INCOME PER COMMON SHARE
     Basic                                                                 $1.17                  $1.05
     Diluted                                                                1.16                   1.05
   AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                          605,916,791            611,521,806
     Diluted                                                        612,596,633            615,578,784
   =========================================================================================================

   See Notes to Consolidated Financial Statements

        CONSOLIDATED BALANCE SHEETS

      ----------------------------------------------------------------------------------------------------------------------------
                                                                              MARCH 31           December 31          March 31
      (In Thousands)                                                            2004                2003                2003
      ----------------------------------------------------------------------------------------------------------------------------
       ASSETS
        Cash and demand balances due from banks                              $  3,386,459       $  3,595,706        $  3,767,425
        Federal funds sold and security resale agreements                         355,240            162,347              68,616
        Securities available for sale, at fair value                            6,880,816          6,865,616           8,464,144
        Other investments                                                         505,183            830,887             498,148
        Loans held for sale or securitization:
          Commercial                                                                7,300             16,300              12,591
          Mortgage                                                             12,470,720         14,497,277          21,727,600
          Automobile                                                                   --            853,982                  --
      ----------------------------------------------------------------------------------------------------------------------------
            Total loans held for sale or securitization                        12,478,020         15,367,559          21,740,191
        Portfolio loans:
          Commercial                                                           19,017,015         19,164,326          22,824,571
          Commercial construction                                               2,188,177          2,289,429           2,304,061
          Real estate -- commercial                                             9,893,169          9,827,877           9,507,893
          Real estate -- residential                                           27,199,655         27,393,711          21,820,145
          Home equity lines of credit                                          12,008,704         10,950,356           8,393,176
          Credit card and other unsecured lines of credit                       2,234,590          2,324,198           2,023,065
          Other consumer                                                        7,385,938          7,328,956           8,060,075
      ----------------------------------------------------------------------------------------------------------------------------
            Total portfolio loans                                              79,927,248         79,278,853          74,932,986
          Allowance for loan losses                                            (1,125,660)        (1,125,329)         (1,128,249)
      ----------------------------------------------------------------------------------------------------------------------------
            Net portfolio loans                                                78,801,588         78,153,524          73,804,737
        Properties and equipment                                                1,137,896          1,125,526           1,032,617
        Other real estate owned                                                    92,331             99,418             115,739
        Mortgage servicing assets                                               1,199,918          1,298,417             813,312
        Goodwill                                                                1,103,340          1,103,340           1,078,281
        Other intangible assets                                                    56,336             62,475              69,193
        Derivative assets                                                       1,550,552          1,349,259           1,469,869
        Accrued income and other assets                                         3,807,381          3,919,386           4,571,984
      ----------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                           $111,355,060       $113,933,460        $117,494,256
      ============================================================================================================================
      LIABILITIES
        Deposits:
          Noninterest bearing                                                $ 16,988,347       $ 16,585,367        $ 16,878,935
          NOW and money market                                                 27,767,329         26,849,261          24,361,618
          Savings                                                               2,425,914          2,353,721           2,437,801
          Consumer time                                                        12,848,588         13,133,909          14,179,957
          Other                                                                   972,734            924,969           2,945,649
          Foreign                                                               6,210,322          4,082,803           5,093,320
      ----------------------------------------------------------------------------------------------------------------------------
            Total deposits                                                     67,213,234         63,930,030          65,897,280
        Federal funds borrowed and security repurchase agreements               9,220,268          6,693,916          12,744,562
        Borrowed funds                                                          1,381,465          6,615,460           1,735,932
        Long-term debt                                                         19,372,323         23,480,724          23,792,172
        Junior subordinated debentures owed to unconsolidated
          subsidiary trusts                                                       185,568            185,568                  --
        Corporation-obligated mandatorily redeemable capital securities of
          subsidiary trusts holding solely debentures of the Corporation               --                 --             180,000
        Derivative liabilities                                                    844,178            875,737             989,625
        Accrued expenses and other liabilities                                  3,283,913          2,823,354           3,567,522
      ----------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                       101,500,949        104,604,789         108,907,093
      ============================================================================================================================
      STOCKHOLDERS' EQUITY
        Preferred stock, no par value, authorized 5,000,000
          shares, no shares outstanding                                                --                 --                  --
        Common stock, par value $4 per share, authorized 1,400,000,000 shares, outstanding 606,559,564 shares, 605,996,120 shares,
          and 610,971,942, respectively                                         2,426,239          2,423,985           2,443,888
        Capital surplus                                                         1,182,405          1,116,279           1,002,194
        Retained earnings                                                       6,176,988          5,723,720           5,085,060
        Accumulated other comprehensive income                                     68,479             64,687              56,021
      ----------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                9,854,111          9,328,671           8,587,163
      ----------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $111,355,060       $113,933,460        $117,494,256
      ============================================================================================================================

      See Notes to Consolidated Financial Statements

     CONSOLIDATED STATEMENTS OF CASH FLOWS

    -----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three Months Ended
                                                                                                            March 31
    -----------------------------------------------------------------------------------------------------------------------------
    (In Thousands)                                                                                    2004             2003
    -----------------------------------------------------------------------------------------------------------------------------
    OPERATING ACTIVITIES
        Net income                                                                                $    710,368     $    643,503
        Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                                     82,507          200,233
          Depreciation and amortization of properties and equipment                                     51,047           46,525
          Amortization of intangible assets and mortgage servicing assets                              106,036          131,106
          Accretion of premiums and discounts on securities and debt                                      (610)         (11,237)
          Mortgage servicing asset impairment (recoveries) charges                                     118,122          (99,617)
          Ineffective hedge and other derivative gains, net                                           (504,527)        (200,600)
          Securities gains, net                                                                           (139)            (170)
          Gains on loans sold or securitized, net                                                     (150,242)         (87,584)
          Other (gains) losses, net                                                                     (5,243)          52,550
          Originations and purchases of loans held for sale or securitization                      (18,389,795)     (25,520,062)
          Principal payments on and proceeds from sales of loans held for sale or securitization    19,990,777       27,194,016
          Decrease in accrued interest receivable                                                       40,272           17,805
          Decrease in accrued interest payable                                                         (17,755)         (30,384)
          Other operating activities, net                                                            1,341,469          861,743
    -----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                                        3,372,287        3,197,827
    -----------------------------------------------------------------------------------------------------------------------------
    LENDING AND INVESTING ACTIVITIES
        Net decrease in federal funds sold, security resale agreements, and other investments          132,811          438,726
        Purchases of available-for-sale securities                                                    (582,978)        (825,446)
        Proceeds from sales of available-for-sale securities                                            18,890          334,245
        Proceeds from maturities, calls, and prepayments of available-for-sale securities              667,723        1,201,831
        Net increase in loans                                                                         (809,400)      (2,747,497)
        Proceeds from sales or securitizations of loans                                                867,180          142,852
        Net increase in properties and equipment                                                       (61,795)         (40,519)
    -----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) lending and investing activities                                    232,431       (1,495,808)
    -----------------------------------------------------------------------------------------------------------------------------
    DEPOSIT AND FINANCING ACTIVITIES
        Net increase in deposits                                                                     3,282,726          785,481
        Net increase in federal funds borrowed and security repurchase agreements                    2,526,352        6,216,304
        Net decrease in borrowed funds                                                              (5,233,995)      (9,757,977)
        Repayments of long-term debt                                                                (5,050,718)      (2,490,367)
        Proceeds from issuances of long-term debt, net                                                 850,000        3,761,777
        Dividends paid                                                                                (194,479)        (186,574)
        Issuances of common stock                                                                       81,551           17,965
        Repurchases of common stock                                                                    (75,402)         (37,629)
    -----------------------------------------------------------------------------------------------------------------------------
    Net cash used in deposit and financing activities                                               (3,813,965)      (1,691,020)
    -----------------------------------------------------------------------------------------------------------------------------
    Net (decrease) increase in cash and demand balances due from banks                                (209,247)          10,999
    Cash and demand balances due from banks, January 1                                               3,595,706        3,756,426
    -----------------------------------------------------------------------------------------------------------------------------
    CASH AND DEMAND BALANCES DUE FROM BANKS, MARCH 31                                             $  3,386,459     $  3,767,425
    =============================================================================================================================
    SUPPLEMENTAL INFORMATION
        Cash paid for:
          Interest                                                                                $    343,066     $    457,089
          Income taxes                                                                                 101,857          234,262
        Noncash items:
          Transfers of loans to other real estate                                                       67,054           43,257
    -----------------------------------------------------------------------------------------------------------------------------

     See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                           Other
                                                     Preferred     Common      Capital     Retained    Comprehensive
(Dollars in Thousands, Except Per Share Amounts)       Stock       Stock       Surplus     Earnings       Income         Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                                $ --     $2,445,966  $   989,346  $4,658,565      $67,180     $8,161,057
  Comprehensive income:
    Net income                                                                               643,503                     643,503
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains
       included in net income                                                                             (31,593)       (31,593)
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net
       losses included in net income                                                                       20,434         20,434
                                                                                                                      ------------
  Total comprehensive income                                                                                             632,344
  Common dividends declared, $.305 per share                                                (186,574)                   (186,574)
  Issuance of 861,883 common shares under
   stock-based compensation plans, including
   related tax effects                                               3,447       14,518                                   17,965
  Repurchase of 1,381,300 common shares                             (5,525)      (1,670)     (30,434)                    (37,629)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                                 $ --     $2,443,888  $1,002,194   $5,085,060      $56,021     $8,587,163
==================================================================================================================================
Balance, January 1, 2004                                $ --     $2,423,985  $1,116,279   $5,723,720      $64,687     $9,328,671
  Comprehensive income:
    Net income                                                                               710,368                     710,368
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains
       included in net income                                                                              17,310         17,310
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships,
       net of reclassification adjustment for net losses
       included in net income                                                                             (13,518)       (13,518)
                                                                                                                      ------------
  Total comprehensive income                                                                                             714,160
  Common dividends declared, $.32 per share                                                 (194,479)                   (194,479)
  Issuance of 2,747,444 common shares under
    stock-based compensation plans, including
    related tax effects                                             10,990       70,561                                   81,551
  Repurchase of 2,184,000 common shares                             (8,736)      (4,045)     (62,621)                    (75,402)
  Other                                                                            (390)                                    (390)
==================================================================================================================================
BALANCE, MARCH 31, 2004                                 $ --     $2,426,239  $1,182,405   $6,176,988      $68,479     $9,854,111
==================================================================================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive branch bank network in Ohio, Indiana, Illinois, Kentucky, Michigan, and Pennsylvania, and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Primary businesses include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and payment processing.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation and have been restated to reflect changes in the Corporation's method of assessing effectiveness of its hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities.

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

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities
(VIE), indicates when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitles it to receive a majority of the entity's residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Corporation's consolidated financial statements include the assets, liabilities and activities of VIEs for which it is deemed to be the primary beneficiary.

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

USE OF ESTIMATES: The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update National City's 2003 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under generally accepted accounting principles applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

STATEMENT OF CASH FLOWS: Cash and demand balances due from banks are considered "cash and cash equivalents" for financial reporting purposes.

BUSINESS COMBINATIONS: Business combinations are accounted for under the purchase method of accounting. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition. Refer to Note 3 for further discussion on the Corporation's acquisition activity.

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

Consumer loans are subject to mandatory charge-off at a specified delinquency date and, except for residential real estate loans, are usually not classified as nonperforming prior to being charged off. Closed-end consumer loans, which include installment and student loans and automobile leases, are generally charged off in full no later than when the loan becomes 120 days past due. Installment loans secured by home equity and classified as residential real estate are also subject to this charge-off policy. Open-end, unsecured consumer loans, such as credit card loans, are generally charged off in full no later than when the loan becomes 150 days past due.

The Corporation, through its subsidiary National City Mortgage Co. (NCMC), sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Corporation to repurchase individual delinquent loans that meet certain criteria from the securitized pool. At the Corporation's option, and without GNMA's prior authorization, the Corporation may repurchase the delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, the Corporation is deemed to have regained effective control over the loan and is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of the Corporation's intent to repurchase the loan. As of March 31, 2004, residential real estate portfolio loans included $216 million of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other borrowed funds.

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

SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or losses on the income statement. Interest on trading account securities is recorded in interest income. As of March 31, 2004, December 31, 2003, and March 31, 2003, trading account securities totaled $22 million, $22 million, and $24 million, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at March 31, 2004, December 31, 2003 or March 31, 2003.

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

Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective-interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of and other-than-temporary impairment charges on securities, except for the Corporation's internally-managed equity portfolio comprised primarily of bank and thrift common stock investments (bank stock fund), are determined using the specific-identification method. The Corporation utilizes the average-cost method to determine realized gains and losses and other-than-temporary impairment charges on bank stock fund investments, consistent with the manner in which the investments in this fund are managed. Purchases and sales of securities are recognized on a trade-date basis.

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

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored, and additional collateral is obtained or requested to be returned as appropriate.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment. Intangible assets which have finite lives are amortized over their estimated useful lives on a straight-line basis not exceeding 10 years, and are subject to impairment testing. Note 10 includes a summary of goodwill and other intangible assets.

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

A legal opinion regarding legal isolation for each credit card securitization has been obtained by the Bank. The opinion rendered in connection with the 2002 credit card securitization included in its conclusion that the Federal Deposit Insurance Corporation (FDIC) regulation, Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation (Securitization Rule) would be applicable to the transfer of such receivables. The Securitization Rule provides reasonable assurance that neither the FDIC acting as conservator or receiver for the transferring bank subsidiary, nor any other creditor of the bank, may reclaim or recover the receivables from the securitization trust or recharacterize the receivables as property of the transferring bank subsidiary or of the conservatorship or receivership for the bank. The opinion further reasoned, even if the Securitization Rule did not apply, then pursuant to various FDIC pronouncements, the FDIC would uphold the effectiveness of the security interest granted in the financial assets. Legal opinions were also obtained for the automobile loan securitization transactions in 2004 and 2002, which were structured as two-step securitizations. While noting each of these transactions fall within the meaning of a "securitization" under the Securitization Rule, in accordance with accounting guidance, an analysis was also rendered under state law as if the transferring Bank was a debtor under the bankruptcy code. The "true sale" opinion obtained for each of these transactions provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Bank's receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event. The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to obtain the SBA guarantee. This process has been developed to meet the requirements for sale treatment under SFAS 140.

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

STOCK-BASED COMPENSATION: Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123, Accounting for Stock-Based Compensation. Under the guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Corporation began applying the recognition provisions of SFAS 123 to all awards granted to employees after January 1, 2003. Compensation expense for option awards granted subsequent to January 1, 2003 were determined based on the estimated fair value of the award at the date of grant and recognized ratably in the income statement over the option's vesting period. Stock options granted prior to January 1, 2003, will continue to be accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the market price of the stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair value method had been applied to all unvested stock awards. The remaining outstanding options accounted for under APB 25 vest through 2005.

Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant. The adoption of the recognition provisions of SFAS 123 did not have a significant impact on the determination of compensation expense for restricted share awards.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards. Also included in the pro forma net income and earnings per share is the after-tax expense, net of minority interest benefit, related to option awards granted by the Corporation's 83%-owned payment processing subsidiary, National Processing, Inc., on its common stock.

   -----------------------------------------------------------------------------------------
                                                               Three Months Ended
                                                                    March 31
   -----------------------------------------------------------------------------------------
   (In Thousands, Except Per Share Amounts)                2004                  2003
   -----------------------------------------------------------------------------------------
   Net income, as reported                              $710,368               $643,503
   Add: option expense included in reported
     net income, net of related tax effects
       National City common stock                          3,970                    316
       National Processing common stock                      103                     --
   Less: total option expense determined under
     fair value method for all option awards, net
     of related tax effects
       National City common stock                         (8,903)               (11,174)
       National Processing common stock                   (1,294)                (1,675)
   -----------------------------------------------------------------------------------------
   PRO FORMA NET INCOME                                 $704,244               $630,970
   -----------------------------------------------------------------------------------------
   Pro forma net income per share:
     Basic-- as reported                                   $1.17                  $1.05
     Basic-- pro forma                                      1.16                   1.03
     Diluted-- as reported                                  1.16                   1.05
     Diluted-- pro forma                                    1.15                   1.03
   =========================================================================================

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted on National City common stock:


   -----------------------------------------------------------------------------------------
                                                                 Three Months Ended
                                                                      March 31
   -----------------------------------------------------------------------------------------
                                                              2004              2003
   -----------------------------------------------------------------------------------------
   Risk-free interest rate                                      3.1%               3.4%
   Expected dividend yield                                      3.9                4.5
   Expected volatility                                         27.0               27.1
   Expected option life (in years)                                5                 5
   Weighted-average grant-date fair value of options          $6.32             $4.89
   =========================================================================================

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

LOAN COMMITMENTS: On March 9, 2004, the SEC issued Staff Accounting Bulletin
(SAB) 105, "Application of Accounting Principles to Loan Commitments" stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan. The Corporation has historically valued its loan commitments including the change in value of expected future cash flows related to servicing.

The Corporation adopted the provisions of SAB 105 as of January 1, 2004. The impact was to decrease mortgage banking revenue by $59 million for the three months ended March 31, 2004. This change in accounting may result in increased volatility in earnings in the future as changes in the value of derivative instruments utilized to hedge the loan commitments will continue to be reported currently in earnings, while offsetting changes in certain components of the fair value of the loan commitment will not be recognized until the loan is closed or is sold.

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER: In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). This SOP states that acquired loans should be recorded at their fair value defined as the present value of future cash flows. An allowance for loan losses would not be recognized at acquisition as credit losses would be considered in future cash flows. Subsequent increases in expected cash flows would be accounted for as a change in estimate of the accretable yield on a prospective basis. Subsequent decreases in cash flows would be accounted for as a loss contingency in the current period. SOP 03-03 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. Management will continue to evaluate the applicability of this SOP for prospective acquisitions.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS: In December 2003, the FASB revised SFAS 132 Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. See Note 21 for the interim financial statement disclosures made pursuant to this statement.

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

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of March 31, 2004, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.

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

In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities was required as of March 31, 2004, unless previously applied.

Management evaluated the applicability of the revised FIN 46 to various other investments and interests as of March 31, 2004, including low-income housing partnership interests, historic tax credit partnerships, investments in certain real estate projects, leveraged leasing structures, and certain trust accounts to determine whether these entities are VIEs and whether the Corporation is either a primary beneficiary or a significant interest holder in the VIE.
The impact of adopting the revised FIN 46 as of March 31, 2004 is described below.

National City invests in low-income housing and historic tax credit projects primarily through its subsidiary, National City Community Development Corporation for the purpose of providing a source of private sector financing for projects to promote economic development, create employment opportunities and contribute to the enhancement of the community. Investments principally consist of real estate projects and venture/working capital. The Corporation accounts for these partnership investments under the equity method of accounting, with a carrying value of $295 million at March 31, 2004. As a limited partner in these projects, National City is allocated tax credits and deductions associated with the underlying projects. The adoption of FIN 46 as of March 31, 2004, resulted in the consolidation of one low-income housing project with assets and liabilities each totaling $7 million. The Corporation also holds significant interests in other low-income housing and historic tax credit projects in which the maximum exposure to loss would be limited to the initial capital investment contributed.

The Investment Real Estate (IRE) group, a business unit within the Wholesale Banking line of business, delivers financial services to real estate investors and developers. National City receives origination fees and fees for credit administration services. IRE primarily originates collateralized and guaranteed loan facilities for the acquisition and development of land, construction, and semi-permanent financing. Property types include multi-family and single family residential, retail, office, commercial and industrial property. In many cases, these loans represent variable interests in a VIE of which National City determined it is not the primary beneficiary. The Corporation's maximum exposure to loss is mitigated by the underlying collateral and guarantees.

3. ACQUISITIONS

On April 9, 2004, the National City Corporation completed its acquisition of Allegiant Bancorp, Inc., (Allegiant) a bank-holding company operating 35 banking offices in the St. Louis, Missouri metropolitan area. The acquisition of Allegiant allows the Corporation to expand its product offerings and delivery channels into the St. Louis market. Under the terms of the merger, each share of Allegiant common stock was exchanged for .833 shares of National City common stock, $27.25 in cash, or a combination of cash and stock, resulting in the issuance of approximately 14 million shares of National City common stock and cash of $23 million. The total cost of the transaction was $492 million. The common shares issued were valued at $32.42 per share, representing an average of closing market prices for two days before, after, and including the date the merger terms were agreed to and announced. The assets and liabilities of Allegiant were recorded on the balance sheet at their respective fair values as of the closing date. The results of Allegiant's operations will be included in National City's income statement from the date of acquisition. As this transaction was completed subsequent to the first quarter, the accompanying financial statements as of and for the period ending March 31, 2004 do not include the effect of this acquisition.

Total intangible assets of $344 million were recorded based upon the purchase price, the fair values of the acquired net assets, and other purchase accounting adjustments recorded as of April 9, 2004. Of this amount, $33 million was allocated to core deposit intangibles and $5 million was allocated to noncompete agreements. Core deposit intangibles will be amortized based upon an accelerated method not to exceed 10 years. The remaining amount of the intangible assets, $306 million, was recorded as goodwill. Goodwill recognized in the Allegiant acquisition will not be deductible for income tax purposes.

The following tables summarize the estimated fair values of Allegiant's net assets acquired on April 9, 2004, and the computation of the purchase price and goodwill related to the Allegiant acquisition.

----------------------------------------------------------------------------------------------
(In Thousands)                                                                 April 9, 2004
----------------------------------------------------------------------------------------------
Assets
      Cash and cash equivalents                                                 $     33,547
      Securities                                                                     346,049
      Loans, net of allowance for loan losses                                      1,957,149
      Premises and other equipment                                                    40,666
      Goodwill and other intangibles                                                 344,326
      Other assets                                                                    92,762
----------------------------------------------------------------------------------------------
           Total Assets                                                            2,814,499

Liabilities
      Deposits                                                                     1,789,972
      Borrowings                                                                     497,805
      Other liabilities                                                               34,628
----------------------------------------------------------------------------------------------
            Total Liabilities                                                      2,322,405
----------------------------------------------------------------------------------------------
      NET ASSETS ACQUIRED                                                       $    492,094
==============================================================================================

----------------------------------------------------------------------------------------------
(In Thousands)                                                                 April 9, 2004
----------------------------------------------------------------------------------------------
Purchase Price                                                                      $ 492,094
Allegiant stockholders equity on April 9, 2004                                       (142,647)
----------------------------------------------------------------------------------------------
      Excess of purchase price over carrying value of net assets acquired             349,447

Purchase accounting adjustments
      Securities                                                                        1,765
      Portfolio loans                                                                 (54,356)
      Premises and equipment                                                            3,524
      Deposits                                                                            397
      Borrowings                                                                       17,250
      Severance and other                                                               3,242
      Deferred tax liabilities                                                         23,057
----------------------------------------------------------------------------------------------
        Total tangible assets                                                         344,326
----------------------------------------------------------------------------------------------
Core deposit intangibles                                                              (33,671)
Other intangibles                                                                      (4,982)
----------------------------------------------------------------------------------------------
      GOODWILL                                                                      $ 305,673
==============================================================================================

The fair values used to value Allegiant's assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement as better information becomes available. Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.

In February 2004, the Corporation signed a definitive agreement to acquire Provident Financial Group, Inc. (Provident), a $17 billion asset bank holding company operating 65 banking offices in the Cincinnati and Dayton, Ohio markets. Under the terms of the purchase agreement, Provident shareholders will receive
1.135 shares of National City common stock for each share of Provident common stock in a tax-free exchange. Based upon the most recent market price for National City common stock, the transaction has a total indicated value of approximately $2.1 billion. Completion of this transaction is subject to shareholder and regulatory approvals and is expected to occur around mid-year.

4. RESTRUCTURING CHARGES

During the first quarter of 2003, the Corporation implemented various cost-reduction initiatives and recognized severance and related charges of $72 million. Of the total charge recognized in the first quarter of 2003, $68 million was recorded to salaries, benefits, and other personnel expense and was associated with a voluntary retirement program and position eliminations across all lines of business. The remaining $4 million was recorded to third-party services expense for outplacement services.

A rollforward of the severance liability for the three months ended March 31, 2004 and 2003 is presented in the table below. The table below also includes severance expenses incurred in the normal course of business. Except for severance charges incurred by the National Processing line of business, all other severance and related termination expenses were recorded as unallocated corporate charges within the Parent and Other category.

----------------------------------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED MARCH 31, 2004          Three Months Ended March 31, 2003
----------------------------------------------------------------------------------------------------------------------------
                                         PARENT AND       NATIONAL                  Parent and     National
(In Thousands)                             OTHER         PROCESSING       TOTAL        Other      Processing       Total
----------------------------------------------------------------------------------------------------------------------------
Beginning balance                          $14,154            $1,773     $ 15,927      $13,895        $3,141      $ 17,036
Severance and related charges
   and adjustments                           3,333                54        3,387       71,737            30        71,767
Payments and adjustments                    (5,732)             (372)      (6,104)     (15,379)         (955)      (16,334)
----------------------------------------------------------------------------------------------------------------------------
ENDING BALANCE                             $11,755            $1,455     $ 13,210      $70,253        $2,216      $ 72,469
============================================================================================================================

5. SECURITIZATION ACTIVITY

The Corporation periodically sells assets through securitization transactions.

On February 25, 2004, the Corporation established the National City Auto Receivables Trust 2004-A into which it sold, through securitization, $890 million of fixed-rate, closed-end automobile loans. A pretax gain of $9 million on this term securitization was recorded in other noninterest income. Retained interests in the form of interest-only strips, subordinated tranches, and dealer rebate receivables were also recognized with initial carrying values of $32 million, $46 million, and $1 million, respectively. In addition, a servicing asset was established in the amount of $10 million. See Note 1 for further details regarding the accounting for servicing assets.

During 2003, the Corporation securitized five pools of Small Business Administration (SBA) loans totaling $52 million, and recognized retained interests in the form of interest-only strips with an initial carrying value of approximately $4 million. The SBA loans securitized were sold servicing released and transaction costs were expensed in conjunction with the sale.

A summary of the assumptions used to value the credit card retained interests and automobile retained interests and servicing asset at the time of securitizations were as follows:

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
  --------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                       Weighted-      Monthly         Expected
                                                        Average     Prepayment       Cumulative       Annual       Weighted-
                                                         Life          Speed           Credit        Discount       Average
                                                      (in months)     (% ABS)          Losses          Rate          Coupon
-----------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE:
  Series 2002-A
       Interest only strip                              22.9              1.40%         2.25%          12.00%         8.71%
       Servicing asset                                  22.9              1.40          2.25           12.00          8.71
  Series 2004-A
       Interest only strip                              21.8              1.50%         1.75%          12.00%         6.79%
       Servicing asset                                  21.8              1.50          1.75           11.00          6.79
=============================================================================================================================

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans. The SBA loans represent securitized loans originally purchased and then sold by the Corporation.

---------------------------------------------------------------------------------------------------------------------
                                            AS OF MARCH 31, 2004                  THREE MONTHS ENDED MARCH 31, 2004
                                   ----------------------------------------------------------------------------------
                                       PRINCIPAL         LOANS PAST DUE           AVERAGE                NET CREDIT
(In Millions)                           BALANCE         30 DAYS OR MORE           BALANCES                 LOSSES
---------------------------------------------------------------------------------------------------------------------
Type of loan:
  Credit card                            $2,474.1             $ 94.0               $2,533.6                   $37.8
  Automobile                              4,099.0               56.8                4,198.9                    11.9
  SBA                                        41.8               11.1                   31.9                     --
---------------------------------------------------------------------------------------------------------------------
    Total loans managed or
      securitized                         6,614.9              161.9                6,764.4                    49.7
Less:
  Loans securitized:
     Credit card                          1,450.0               46.8                1,450.0                    17.2
     Automobile                           1,265.1               11.3                1,012.0                     2.1
     SBA                                     41.8               11.1                   31.9                     --
  Loans held for securitization:
     Automobile                                --                 --                  529.8                     --
---------------------------------------------------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO              $3,858.0             $ 92.7               $3,740.7                   $30.4
=====================================================================================================================


---------------------------------------------------------------------------------------------------------------------
                                            As of March 31, 2003                  Three Months Ended March 31, 2003
                                   ----------------------------------------------------------------------------------
                                       Principal         Loans Past Due           Average                Net Credit
(In Millions)                           Balance         30 Days or More           Balances                 Losses
---------------------------------------------------------------------------------------------------------------------
Type of loan:
  Credit card                              $2,365.8              $95.8             $2,382.2                    $27.7
  Automobile                                4,325.6               70.7              4,368.8                     13.2
  SBA                                          39.6                1.4                 25.8                       --
---------------------------------------------------------------------------------------------------------------------
    Total loans managed or
      securitized                           6,731.0              167.9              6,776.8                     40.9
Less:
  Loans securitized:
     Credit card                            1,450.0               52.1              1,450.0                     15.3
     Automobile                               744.5               10.4                790.8                      2.7
     SBA                                       39.6                1.4                 25.8                       --
  Loans held for securitization                 --                 --                   --                        --
---------------------------------------------------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO                $4,496.9             $104.0             $4,510.2                    $22.9
=====================================================================================================================

The Corporation's on-balance-sheet credit card receivables are expected to increase following the revolving period of the securitization, which generally approximates 48 months.

Certain cash flows received from the securitization trusts follow:

----------------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED                       Three Months Ended
                                                                 MARCH 31, 2004                           March 31, 2003
                                                    ------------------------------------------------------------------------------
                                                     CREDIT CARD     AUTOMOBILE       SBA      Credit Card    Automobile      SBA
----------------------------------------------------------------------------------------------------------------------------------
(In Millions)
----------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                       $   --         $811.2         $ --       $  --           $ --        $40.3
Proceeds from collections reinvested in
  previous securitizations                               766.3             --           --       758.4             --           --
Servicing fees received                                    7.3            2.6           --         7.3            2.0           --
Other cash flows received on retained interest            22.6            2.6           .3        24.3            5.4           .1
Proceeds from sales of previously charged-off
  accounts                                                  --             --           --          .4             --           --
Purchases of delinquent or foreclosed assets                --             --           --          --             --           --
Repayments of servicing advances                            --             --           --          --             --           --
----------------------------------------------------------------------------------------------------------------------------------

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2004 fair values to immediate 10% and 20% adverse changes in those assumptions follows. Actual credit losses experienced through March 2004 on the pool of automobile loans securitized have been consistent with initial projections. As such, the expected static pool loss assumption would perform consistent with that disclosed in the sensitivity analysis. The sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

----------------------------------------------------------------------------------------------------------------------------------
                                                                       Variable
                                                                        Annual
                                                       Weighted-        Coupon         Monthly     Expected
                                                        average          Rate         Principal     Annual      Annual
                                              Fair        Life            To          Repayment     Credit     Discount
(Dollars in Millions)                        Value   (in months)(b)   Investors(b)     Rate(b)     Losses(b)   Rate(b)     Yield(b)
----------------------------------------------------------------------------------------------------------------------------------
CREDIT CARD LOANS
  Interest-only strips(a)                      $7.6         3.3            1.31%         17.62%       5.09%     15.00%      10.11%
    AS OF MARCH 31, 2004
      Decline in fair value of 10% adverse
        change                                                              $.4           $ .6        $2.0         $--       $3.9
      Decline in fair value of 20% adverse
        change                                                               .9            1.0         4.0         --         7.6
==================================================================================================================================

(a) Represents interest-only strips recognized in connection with the credit card securitization series 2000-1, 2001-1 and 2002-1

(b) Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitization series

-----------------------------------------------------------------------------------------------------------------------------------
                                                             Weighted-        Monthly         Expected
                                                              average        Prepayment      Cumulative      Annual      Weighted-
                                                   Fair         Life           Speed           Credit       Discount      average
(Dollars in Millions)                             Value    (in months)(b)  (% ABS)(b)(c)    Losses(b)(d)    Rate(b)      Coupon(b)
-----------------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE LOANS
    Interest-only strip(a)                         $47.5           18.3        1.47%             1.89%       12.00%        7.44%
      AS OF MARCH 31, 2004
        Decline in fair value of 10% adverse
           change                                                              $2.4              $3.1        $  .9        $12.2
        Decline in fair value of 20% adverse
           change                                                               4.6               6.3          1.8         24.1
    Servicing asset(a)                             $14.5           14.0        1.47%             1.89%       11.34%        7.44%
      AS OF MARCH 31, 2004(E)
        Decline in fair value of 10% adverse
          change                                                               $ .7              $ --        $  .2         $ --
        Decline in fair value of 20% adverse
          change                                                                1.4                --           .3           .1
-----------------------------------------------------------------------------------------------------------------------------------

(a) Represents interest-only strips and servicing assets associated with the automobile securitization series 2004-A and 2002-A

(b) Represents weighted-average assumptions and aggregate declines in fair value for all automobile securitization series

(c)  Absolute prepayment speed

(d) The expected static pool loss assumption performed consistent with the expected cumulative credit loss assumptions

(e)  Carrying value of servicing assets at March 31, 2004 was $13.2 million

6. LOANS AND LEASE FINANCINGS

Total loans outstanding were recorded net of unearned income and deferred loan fees and costs of $201 million, $209 million, and $332 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

The loan portfolio includes lease financing receivables consisting of direct financing and leveraged leases on equipment, which are included in commercial loans on the consolidated balance sheet, and retail automobile lease financings, which are included in other consumer loans on the consolidated balance sheet. The direct financing and leveraged leased equipment consists primarily of manufacturing and mining equipment, commercial trucks and trailers, railroad equipment, and airplanes. The Corporation ceased originating retail automobile leases in December 2000 and the portfolio is running off over time. A summary of lease financings by type at March 31 follows:

-------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                      2004            2003
-------------------------------------------------------------------------------------------------------------
COMMERCIAL
  Direct financings                                                               $1,071,930      $1,298,518
  Leveraged leases                                                                   275,398         302,676
-------------------------------------------------------------------------------------------------------------
    TOTAL COMMERCIAL LEASE FINANCINGS                                              1,347,328       1,601,194
CONSUMER
  Retail automobile lease financings                                                 104,911         440,044
-------------------------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN LEASE FINANCINGS                                          $1,452,239      $2,041,238
=============================================================================================================

The components of the net investment in lease financings at March 31 follow:

-------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                      2004            2003
-------------------------------------------------------------------------------------------------------------
COMMERCIAL
  Lease payments receivable                                                      $1,170,837      $1,443,536
  Estimated residual value of leased assets                                         457,172         509,556
-------------------------------------------------------------------------------------------------------------
  Gross investment in commercial lease financings                                 1,628,009       1,953,092
  Unearned income                                                                  (280,681)       (351,898)
-------------------------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN COMMERCIAL LEASE FINANCINGS                              $1,347,328      $1,601,194
-------------------------------------------------------------------------------------------------------------
CONSUMER
  Lease payments receivable                                                      $   24,149      $  123,562
  Estimated residual value of leased assets                                          86,743         348,523
-------------------------------------------------------------------------------------------------------------
  Gross investment in consumer lease financings                                     110,892         472,085
  Unearned income                                                                    (5,981)        (32,041)
-------------------------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN CONSUMER LEASE FINANCINGS                                $  104,911      $  440,044
=============================================================================================================

A rollforward of the residual value component of lease financings follows:

-------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                                          March 31
-------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                     2004            2003
-------------------------------------------------------------------------------------------------------------
COMMERCIAL
  Beginning balance                                                                $487,007      $561,438
  Additions                                                                           2,597         1,303
  Runoff                                                                            (32,432)      (15,791)
  Write-downs                                                                            --       (37,394)
-------------------------------------------------------------------------------------------------------------
ENDING BALANCE                                                                     $457,172      $509,556
-------------------------------------------------------------------------------------------------------------
CONSUMER
  Beginning balance                                                                $121,630      $446,872
  Additions                                                                              --            --
  Runoff                                                                            (34,887)      (73,094)
  Recoveries (write-downs)                                                               --       (25,255)
-------------------------------------------------------------------------------------------------------------
ENDING BALANCE                                                                     $ 86,743      $348,523
=============================================================================================================

7. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

--------------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                           March 31
--------------------------------------------------------------------------------------------------
(In Thousands)                                                      2004               2003
--------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                    $1,125,329         $1,098,588
Provision                                                             82,507            200,233
Charge-offs:
  Commercial                                                          30,139            103,484
  Commercial construction                                                  1                119
  Real estate - commercial                                             1,789              2,801
  Real estate - residential                                           28,141             41,212
  Home equity lines of credit                                          5,899              5,597
  Credit cards and other unsecured lines of credit                    30,671             21,810
  Other consumer                                                      27,145             35,256
--------------------------------------------------------------------------------------------------
     Total charge-offs                                               123,785            210,279
Recoveries:
  Commercial                                                          14,334             11,062
  Commercial construction                                                 40                 19
  Real estate - commercial                                             3,366                511
  Real estate - residential                                            9,536             10,517
  Home equity lines of credit                                          2,052              1,512
  Credit cards and other unsecured lines of credit                     1,813              2,157
  Other consumer                                                      10,468             13,929
--------------------------------------------------------------------------------------------------
     Total recoveries                                                 41,609             39,707
Net charge-offs                                                       82,176            170,572
--------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                          $1,125,660         $1,128,249
==================================================================================================

Nonperforming loans totaled $505 million, $550 million, and $696 million as of March 31, 2004, December 31, 2003, and March 31, 2003, respectively. For loans classified as nonperforming at March 31, 2004, the contractual interest due and actual interest recognized on those loans for the first three months of 2004 was $15 million and $1 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $215 million, $263 million, and $383 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively. Average impaired loans for the first three months of 2004 and 2003 totaled $239 million and $387 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of March 31, 2004, December 31, 2003, and March 31, 2003 was $33 million, $22 million, and $73 million, respectively. At March 31, 2004, December 31, 2003, and March 31, 2003, impaired loans with an associated allowance totaled $99 million, $75 million, and $237 million, respectively, while impaired loans with no associated allowance totaled $116 million, $188 million, and $146 million, respectively, for these same period ends. There was no interest recognized during the first three months of 2004 and 2003 on impaired loans while they were considered impaired.

8. SECURITIES

Securities available for sale follow:

----------------------------------------------------------------------------------------------------------------------------------
                                                               AMORTIZED          UNREALIZED         UNREALIZED            FAIR
(In Thousands)                                                    COST               GAINS             LOSSES              VALUE
----------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2004

U.S. Treasury and Federal agency debentures                    $   416,195          $  49,607         $       --        $   465,802
Mortgage-backed securities                                       4,152,183            121,837              7,265          4,266,755
Asset-backed and corporate debt securities                         806,899              6,531                773            812,657
States and political subdivisions                                  657,944             48,426                  7            706,363
Other                                                              617,600             12,103                464            629,239
----------------------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES                                               $ 6,650,821          $ 238,504             $8,509         $6,880,816
----------------------------------------------------------------------------------------------------------------------------------

December 31, 2003

U.S. Treasury and Federal agency debentures                    $   636,800          $  44,316         $       11        $   681,105
Mortgage-backed securities                                       3,927,888            109,059              9,762          4,027,185
Asset-backed and corporate debt securities                         930,894              5,919              2,140            934,673
States and political subdivisions                                  672,063             49,685                 14            721,734
Other                                                              494,405              6,515                  1            500,919
----------------------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES                                               $ 6,662,050          $ 215,494            $11,928         $6,865,616
----------------------------------------------------------------------------------------------------------------------------------

March 31, 2003

U.S. Treasury and Federal agency debentures                    $ 1,074,007          $  55,616         $       10        $ 1,129,613
Mortgage-backed securities                                       4,247,906            181,798                811          4,428,893
Asset-backed and corporate debt securities                       1,437,178              7,047              5,717          1,438,508
States and political subdivisions                                  650,475             52,937                903            702,509
Other                                                              759,991             19,704             15,074            764,621
----------------------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES                                               $ 8,169,557          $ 317,102         $   22,515        $ 8,464,144
===================================================================================================================================

The other category includes Federal Reserve Bank and Federal Home Loan Bank stock, certain retained interests in securitizations, and the Corporation's internally-managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had an amortized cost and fair value of $38 million and $42 million, respectively, at March 31, 2004, compared to an amortized cost and fair value of $7 million and $8 million, respectively, at December 31, 2003, and an amortized cost and fair value of $237 million and $226 million, respectively, at March 31, 2003.

The following table presents the age of gross unrealized losses and fair value by investment category.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            MARCH 31, 2004
                                     ----------------------------------------------------------------------------------------------
                                           LESS THAN 12 MONTHS              12 MONTHS OR MORE                      TOTAL
                                           FAIR          UNREALIZED       FAIR          UNREALIZED          FAIR        UNREALIZED
(In Thousands)                            VALUE            LOSSES        VALUE            LOSSES           VALUE          LOSSES
-----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities               $695,569           $7,264      $    202            $  1         $695,771        $7,265
Asset-backed securities                    14,932               55       171,797             718          186,729           773
States and political subdivisions           1,004               --           188               7            1,192             7
Other                                      10,974              463             3               1           10,977           464
-----------------------------------------------------------------------------------------------------------------------------------
Total                                    $722,479           $7,782      $172,190            $727         $894,669        $8,509
===================================================================================================================================

Management does not believe any individual unrealized loss as of March 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 2% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

At March 31, 2004, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, and derivative instruments totaled $5.2 billion.

At March 31, 2004, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders' equity.

For the three months ended March 31, 2004 and 2003, gross securities gains of $139,000 and $386,000, respectively, were recognized. There were no gross securities losses recognized for the three months ended March 31, 2004. For the three months ended March 31, 2003, gross securities losses of $216,000 were recognized.

9. PRINCIPAL INVESTMENTS

The principal investment portfolio is managed within the Wholesale Banking line of business. The principal investment portfolio primarily consists of investments in the consumer, retail, manufacturing, automotive, commercial services, and building products industries with the largest industry constituting approximately 22% of the total portfolio. A rollforward of principal investments follows:

-----------------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31
-----------------------------------------------------------------------------------------
(In Thousands)                                            2004               2003
-----------------------------------------------------------------------------------------
DIRECT INVESTMENTS:
  Carrying value at beginning of period                  $300,077           $317,089
  Investments-- new fundings                               11,645             15,722
  Returns of capital and write-offs                       (22,666)            (4,520)
  Fair value adjustments                                     (602)               316
-----------------------------------------------------------------------------------------
  Carrying value at end of period                        $288,454           $328,607
-----------------------------------------------------------------------------------------
INDIRECT INVESTMENTS:
  Carrying value at beginning of period                  $294,939           $254,899
  Investments-- new fundings                               10,038             13,611
  Returns of capital and write-offs                        (8,395)            (3,921)
  Fair value adjustments                                     (119)                49
-----------------------------------------------------------------------------------------
  Carrying value at end of period                        $296,463           $264,638
-----------------------------------------------------------------------------------------
TOTAL PRINCIPAL INVESTMENTS:
  Carrying value at beginning of period                  $595,016           $571,988
  Investments-- new fundings                               21,683             29,333
  Returns of capital and write-offs                       (31,061)            (8,441)
  Fair value adjustments                                     (721)               365
-----------------------------------------------------------------------------------------
  CARRYING VALUE AT END OF PERIOD                        $584,917           $593,245
=========================================================================================

-----------------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31
-----------------------------------------------------------------------------------------
(In Thousands)                                            2004               2003
-----------------------------------------------------------------------------------------
PRINCIPAL INVESTMENT REVENUE (a)                          $10,333             $8,693
-----------------------------------------------------------------------------------------
NET PRINCIPAL INVESTMENT GAINS (LOSSES) (b)               $22,906             $6,464
=========================================================================================

(a)  Consists primarily of interest, dividends, and fee income

(b) Consists of fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs

Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 19.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill at March 31, 2004, December 31, 2003, and March 31, 2003 was $1.1 billion. A rollforward of goodwill by line of business as of March 31, 2004 follows:

------------------------------------------------------------------------------------------------------------------------------
                                                           JANUARY 1            GOODWILL         IMPAIRMENT         MARCH 31
(In Thousands)                                                2004              ACQUIRED           LOSSES             2004
------------------------------------------------------------------------------------------------------------------------------
Consumer and Small Business Financial Services             $  513,281                --               --        $  513,281
Wholesale Banking                                              86,729                --               --            86,729
National City Mortgage Co.                                     55,785                                               55,785
National Consumer Finance                                     206,032                --               --           206,032
Asset Management                                              126,207                --               --           126,207
National Processing                                           115,306                --               --           115,306
Parent and Other                                                   --                --               --                --
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                      $1,103,340                --               --        $1,103,340
==============================================================================================================================

The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, and merchant portfolios and other intangibles. Merchant portfolio intangibles relate to merchant card customer portfolios acquired by National Processing. These intangible assets are amortized over their estimated useful lives, which range from one to 10 years.

A summary of core deposit, credit card, and merchant portfolios and other intangible assets follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                             MARCH 31        December 31         March 31
(In Thousands)                                                                 2004              2003              2003
---------------------------------------------------------------------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
  Gross carrying amount                                                        $ 93,328       $ 93,328          $ 93,328
  Less: accumulated amortization                                                 81,410         78,162            68,417
---------------------------------------------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                                            11,918         15,166            24,911
---------------------------------------------------------------------------------------------------------------------------
CREDIT CARD INTANGIBLES
  Gross carrying amount                                                          17,323         17,323            17,323
  Less: accumulated amortization                                                 14,603         14,321            13,349
---------------------------------------------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                                             2,720          3,002             3,974
---------------------------------------------------------------------------------------------------------------------------
MERCHANT PORTFOLIOS AND OTHER INTANGIBLES
  Gross carrying amount                                                          74,736         74,736            63,577
  Less: accumulated amortization                                                 33,038         30,429            23,269
---------------------------------------------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                                            41,698         44,307            40,308
---------------------------------------------------------------------------------------------------------------------------
TOTAL FINITE-LIVED INTANGIBLES
  Gross carrying amount                                                         185,387        185,387           174,228
  Less: accumulated amortization                                                129,051        122,912           105,035
---------------------------------------------------------------------------------------------------------------------------
  NET CARRYING AMOUNT                                                          $ 56,336       $ 62,475          $ 69,193
===========================================================================================================================

Amortization expense on finite-lived intangible assets totaled $6 million and $5 million for the three months ended March 31, 2004 and 2003, respectively. Amortization expense on finite-lived intangible assets is expected to total $23 million, $11 million, $9 million, $8 million, and $4 million in 2004, 2005, 2006, 2007, and 2008, respectively. These amounts are exclusive of any amortization associated with finite-lived intangible assets to be recognized in connection with pending acquisitions.

11. MORTGAGE SERVICING RIGHT (MSR) ASSETS

The unpaid principal balance of residential mortgage loans serviced for third parties was $144.6 billion at March 31, 2004 compared to $141.1 billion at December 31, 2003 and $112.4 billion at March 31, 2003.

Changes in the carrying value of MSRs and the associated valuation allowance follow:

---------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                            March 31
---------------------------------------------------------------------------------------------------
(In Thousands)                                                      2004               2003
---------------------------------------------------------------------------------------------------
MORTGAGE SERVICING ASSETS
 Balance at beginning of period                                  $1,300,612         $  949,539
 Additions                                                          140,139            267,309
 Amortization                                                       (99,897)          (125,711)
 SFAS 133 hedge basis adjustments                                   (18,134)           (40,790)
 Sales                                                               (2,485)            (2,306)
---------------------------------------------------------------------------------------------------
CARRYING VALUE BEFORE VALUATION ALLOWANCE AT END
  OF PERIOD                                                      $1,320,235         $1,048,041
---------------------------------------------------------------------------------------------------
VALUATION ALLOWANCE
 Balance at beginning of period                                  $   (2,195)        $ (334,346)
 Impairment (charges) recoveries                                   (118,122)            99,617
---------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                           (120,317)          (234,729)
---------------------------------------------------------------------------------------------------
NET CARRYING VALUE OF MSRS AT END OF PERIOD                      $1,199,918           $813,312
===================================================================================================
FAIR VALUE OF MSRS AT END OF PERIOD                              $1,239,647         $  813,312
===================================================================================================

MSRs are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the MSR, including hedge accounting adjustments, exceeds the fair value and is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR and the valuation allowance, precluding subsequent recoveries. There were no other-than-temporary writedowns recognized during the first quarters of 2004 and 2003.

The fair value of MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. At March 31, 2004, the fair value of MSRs exceeded the carrying value reported in the consolidated balance sheet by $40 million. This difference represents increases in the fair value of certain MSRs accounted for under SFAS 140 that could not be recorded above their cost basis, net of accumulated amortization and SFAS 133 adjustments.

The key economic assumptions used to estimate the value of the MSRs at March 31, 2004, December 31, 2003, and March 31, 2003 are presented in the table that follows. A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of March 31, 2004 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.


------------------------------------------------------------------------------------------------------------
                                                            MARCH 31        December 31        March 31
(Dollars in Thousands)                                        2004             2003              2003
------------------------------------------------------------------------------------------------------------
Fair value                                                 $1,239,647        $1,443,629         $813,312
Weighted-average life (in years)                                  3.2               3.8              2.7
Weighted-average constant prepayment rate (CPR)                 28.91%            24.24%           40.94%
Weighted-average discount rate                                   9.38              9.56             9.55
Prepayment rate:
  Decline in fair value from 10% adverse change               $83,496
  Decline in fair value from 20% adverse change               146,514
Discount rate:
  Decline in fair value from 10% adverse change                32,211
  Decline in fair value from 20% adverse change                62,629
============================================================================================================

The key economic assumptions used in determining the fair value of MSRs capitalized during the three-month periods ended March 31, were as follows:

------------------------------------------------------------------------------------------------------------
                                                                   2004                       2003
------------------------------------------------------------------------------------------------------------
Weighted-average CPR                                               27.03%                     34.04%
Weighted-average life (in years)                                     3.6                        3.8
Weighted-average discount rate                                      9.48%                      9.50%
------------------------------------------------------------------------------------------------------------

Risk associated with declines in the estimated fair value due to increases in mortgage loan prepayments is managed using derivative instruments that are expected to increase in value when interest rates decline. The Corporation typically strives to include the derivative instruments it uses to protect the value of the MSRs in SFAS 133 hedge relationships in order to record gains and losses on both the assets and the associated derivative instruments simultaneously in the income statement. MSRs not included in the SFAS 133 relationships may not be written up above their initial carrying value, adjusted for amortization, limiting the amount of gains that might otherwise be recognized to offset losses on the derivative instruments, which are always carried at fair value. Notes 1 and 22 provide further discussion on how derivative instruments are accounted for, the nature of the derivative instruments used by the Corporation, the risks associated with the use of derivative instruments, and ineffective hedge and other gains and losses generated by derivative instruments during the current and prior year.

12. BORROWED FUNDS

Detail of borrowed funds follows:

------------------------------------------------------------------------------------------------------------
                                                   MARCH 31            December 31           March 31
(In Thousands)                                       2004                 2003                 2003
------------------------------------------------------------------------------------------------------------
U.S. Treasury notes                                $  569,492           $5,654,745           $  351,871
Senior bank notes                                          --                   --              555,000
Commercial paper and other                            811,973              960,715              829,061
------------------------------------------------------------------------------------------------------------
TOTAL BORROWED FUNDS                               $1,381,465           $6,615,460           $1,735,932
============================================================================================================
WEIGHTED-AVERAGE RATE                                     .88%                 .78%                1.32%
============================================================================================================

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial and residential real estate loans. The funds are placed at the discretion of the U.S. Treasury and are callable on demand.

Commercial paper is issued by the Corporation's subsidiary, National City Credit Corporation, and is due in three months or less.

The commercial paper and other category at March 31, 2004 and December 31, 2003 include the liability related to mortgage loans available for repurchase under GNMA optional repurchase programs. See further discussion in Note 1.

13. LONG-TERM DEBT

The composition of long-term debt follows. This note excludes the discussion and amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 14 for further discussion on these obligations.

---------------------------------------------------------------------------------------------------------------
                                                      MARCH 31           December 31            March 31
(In Thousands)                                          2004                 2003                 2003
---------------------------------------------------------------------------------------------------------------
3.20% senior notes due 2008                          $   301,152        $    295,590           $    295,416
3.125% senior notes due 2009                             197,537                  --                     --
6.625% subordinated notes due 2004                            --             249,978                249,881
8.50% subordinated notes due 2004                             --             149,989                149,895
7.75% subordinated notes due 2004                        199,914             199,850                199,658
7.20% subordinated notes due 2005                        255,992             256,912                260,066
5.75% subordinated notes due 2009                        332,264             326,933                332,044
6.875% subordinated notes due 2019                       809,119             785,646                799,984
Other                                                      1,760               1,760                  2,640
---------------------------------------------------------------------------------------------------------------
TOTAL HOLDING COMPANY                                  2,097,738           2,266,658              2,289,584
6.50% subordinated notes due 2003                             --                  --                200,540
7.25% subordinated notes due 2010                        268,444             263,790                269,798
6.30% subordinated notes due 2011                        229,611             224,940                229,308
7.25% subordinated notes due 2011                        198,510             198,461                198,313
6.25% subordinated notes due 2011                        340,944             333,766                339,997
6.20% subordinated notes due 2011                        551,011             537,793                546,824
4.63% subordinated notes due 2013                        299,257             299,237                     --
4.25% subordinated notes due 2018                        229,736             221,969                     --
Senior bank notes                                     11,488,669          15,266,153             15,715,745
Federal Home Loan Bank advances                        3,668,403           3,867,957              4,002,063
---------------------------------------------------------------------------------------------------------------
TOTAL BANK SUBSIDIARIES                               17,274,585          21,214,066             21,502,588
---------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                 $19,372,323         $23,480,724            $23,792,172
===============================================================================================================

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

A summary of par values and weighted-average rates of long-term debt as of March 31, 2004 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk.

---------------------------------------------------------------------------------------------------------------
                                                               Weighted-Average          Weighted-Average
(Dollars in Thousands)                    Par Value            Contractual Rate           Effective Rate
---------------------------------------------------------------------------------------------------------------
Senior notes                             $   500,000                 3.17%                     1.28%
Subordinated notes                         3,425,000                 6.32                      2.70
Senior bank notes                         11,398,500                 1.62                      1.42
FHLB advances                              3,658,982                 1.29                      2.02
Other                                          1,760                12.95                     12.95
---------------------------------------------------------------------------------------------------------------
Total long-term debt                     $18,984,242                 2.44%                     1.76%
===============================================================================================================

All senior notes and subordinated notes of the holding company and subordinated notes of the bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. In March 2004, the holding company issued senior notes with a par value of $200 million.

Senior bank notes are issued by National City's bank subsidiaries. For the first three months of 2004, senior bank notes with a par value of $650 million were issued by the bank subsidiaries. At March 31, 2004, senior bank notes totaling $1.5 billion were contractually based on a fixed rate of interest and $9.9 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2004 to 2078.

FHLB advances at March 31, 2004, contractually consisted of $189 million of fixed-rate obligations and $3.5 billion of variable-rate obligations. FHLB advances are collateralized by qualifying residential real estate loans and have maturities ranging from 2004 to 2023.

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

In the third quarter of 2003, as a result of applying the provisions of FIN 46 governing when an equity interest should be consolidated, the Corporation was required to deconsolidate these subsidiary trusts from its financial statements. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on the Corporation's financial statements or liquidity position since the Corporation continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trusts. The consolidated debt obligation related to the trusts increased from $180 million to $186 million upon deconsolidation with the difference representing the Corporation's common ownership interest in the trusts.

The capital securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. On May 6, 2004, the Federal Reserve issued proposed rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25 percent of tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital, subject to restrictions. This proposal will have no impact on the Corporation's tier 1 capital.

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                             MARCH 31        December 31         March 31
(In Thousands)                                                                 2004              2003              2003
---------------------------------------------------------------------------------------------------------------------------
8.12% junior subordinated debentures owed to First of America
 Capital Trust I due January 31, 2027                                          $154,640         $154,640             --
9.85% junior subordinated debentures owed to Fort Wayne
 Capital Trust I due April 15, 2027                                              30,928           30,928             --
---------------------------------------------------------------------------------------------------------------------------
TOTAL JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED
  SUBSIDIARY TRUSTS                                                             185,568          185,568             --
---------------------------------------------------------------------------------------------------------------------------
8.12% capital securities of First of America Capital Trust I
 due January 31, 2027                                                                --               --          $150,000
9.85% capital securities of Fort Wayne Capital Trust I
 due April 15, 2027                                                                  --               --            30,000
---------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL SECURITIES OF CONSOLIDATED SUBSIDIARY TRUSTS                           --               --           180,000
---------------------------------------------------------------------------------------------------------------------------
TOTAL CONSOLIDATED DEBT OBLIGATIONS RELATED TO SUBSIDIARY TRUSTS               $185,568         $185,568          $180,000
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

Regulatory and other capital measures follow:

----------------------------------------------------------------------------------------------------------------------------------
                                                       MARCH 31                     December 31                    March 31
                                                         2004                          2003                          2003
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                           AMOUNT         RATIO         Amount          Ratio          Amount         Ratio
----------------------------------------------------------------------------------------------------------------------------------
Total equity/assets                              $9,854,111      8.85%       $ 9,328,671        8.19%       $ 8,587,163      7.31%
Total common equity/assets                        9,854,111      8.85          9,328,671        8.19          8,587,163      7.31
Tangible common equity/tangible assets            8,694,435      7.89          8,162,856        7.24          7,439,689      6.39
Tier 1 capital                                    8,863,695      9.36          8,420,382        8.79          7,536,440      7.82
Total risk-based capital                         12,946,221     13.67         12,561,061       13.12         11,219,925     11.65
Leverage                                          8,863,695      8.19          8,420,382        7.43          7,536,440      6.55
==================================================================================================================================

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

National City Corporation's Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was March 15, 2004, each of the Corporation's subsidiary banks were considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank's capital category. As of December 31, 2003 and March 31, 2003, each of the subsidiary banks were also categorized as well-capitalized.

As discussed in Note 14, the capital securities held by the First of America and Fort Wayne subsidiary trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. On May 6, 2004, the Federal Reserve issued proposed rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25 percent of tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital, subject to restrictions. This proposal will have no impact on the Corporation's tier 1 capital.

The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $119 million at March 31, 2004.

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

Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. At March 31, 2004, the subsidiary banks may pay dividends of $1.9 billion, plus an additional amount equal to their net profits for 2004, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

16. STOCKHOLDERS' EQUITY

A summary of activity in accumulated other comprehensive income follows:

--------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                                 March 31
--------------------------------------------------------------------------------------------------------
(In Thousands)                                                            2004               2003
--------------------------------------------------------------------------------------------------------
Accumulated unrealized gains on securities
  available for sale at January 1, net of tax                            $132,318          $ 223,073
Net unrealized gains (losses) for the period, net of tax expense
  (benefit) of $9,369 in 2004 and $(16,952) in 2003                        17,400            (31,482)
Reclassification adjustment for gains included in net income,
  net of tax expense of $49 in 2004 and $60 in 2003                           (90)              (111)
--------------------------------------------------------------------------------------------------------
Effect on other comprehensive income for the period                        17,310            (31,593)
--------------------------------------------------------------------------------------------------------
Accumulated unrealized gains on securities available for sale
  at March 31, net of tax                                                $149,628          $ 191,480
========================================================================================================
Accumulated unrealized losses on derivatives used in cash
  flow hedging relationships at January 1, net of tax                    $(67,631)         $(155,893)
Net unrealized losses for the period, net of tax benefit
  of $18,956 in 2004 and $2,540 in 2003                                   (35,204)            (4,717)
Reclassification adjustment for losses included in net income,
  net of tax benefit of $11,677 in 2004 and $13,543 in 2003                21,686             25,151
--------------------------------------------------------------------------------------------------------
Effect on other comprehensive income for the period                       (13,518)            20,434
--------------------------------------------------------------------------------------------------------
Accumulated unrealized losses on derivatives used in cash
  flow hedging relationships at March 31, net of tax                     $(81,149)         $(135,459)
========================================================================================================
Accumulated other comprehensive income at
  January 1, net of tax                                                   $64,687         $   67,180
Other comprehensive income (loss), net of tax                               3,792            (11,159)
--------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME AT MARCH 31,
  NET OF TAX                                                              $68,479         $   56,021
========================================================================================================

In February 2004, the Corporation's Board of Directors authorized the repurchase of up to 50 million shares of National City common stock, subject to an aggregate purchase limit of $2.0 billion. This new authorization replaced all prior share repurchase authorizations. During the first three months of 2004 and 2003, the Corporation repurchased 2.2 million and 1.4 million shares, respectively, of its common stock under the prior authorizations. As of March 31, 2004, 50.0 million shares remain authorized for repurchase.

17. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share calculations follow:

--------------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                           March 31
--------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)                    2004               2003
--------------------------------------------------------------------------------------------------
BASIC
  Net income applicable to common stock                            $710,368            $643,503
--------------------------------------------------------------------------------------------------
  Average common shares outstanding                             605,916,791         611,521,806
--------------------------------------------------------------------------------------------------
  Net income per common share-- basic                                 $1.17               $1.05
==================================================================================================
DILUTED
  Net income                                                       $710,368            $643,503
--------------------------------------------------------------------------------------------------
  Average common shares outstanding                             605,916,791         611,521,806
  Stock award adjustment                                          6,679,842           4,056,978
--------------------------------------------------------------------------------------------------
  Average common shares outstanding-- diluted                   612,596,633         615,578,784
--------------------------------------------------------------------------------------------------
  Net income per common share-- diluted                               $1.16               $1.05
==================================================================================================

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the pro forma dilution assuming certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. For the three month periods ended March 31, 2004 and 2003, options to purchase 5,017,568 and 30,706,530 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock and consequently their inclusion would have had an anti-dilutive effect.

18. INCOME TAX EXPENSE

The composition of income tax expense follows:

---------------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                       March 31
---------------------------------------------------------------------------------------------
(In Thousands)                                                  2004                2003
---------------------------------------------------------------------------------------------
Applicable to income exclusive of securities gains             $357,061           $344,115
Applicable to securities gains                                       48                 60
---------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                             $357,109           $344,175
=============================================================================================

The effective tax rate was 33.5% and 34.8% for the three months ended March 31, 2004 and 2003, respectively. The lower tax rate for 2004 reflects a reduction in certain deferred tax liabilities due to the favorable conclusion of several tax examinations.

19. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS

COMMITMENTS: A summary of the contractual amount of significant commitments follows:

----------------------------------------------------------------------------------------------------------------
                                                                  MARCH 31        December 31        March 31
(In Thousands)                                                     2004              2003             2003
----------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Commercial                                                     $14,660,384       $15,201,047      $13,921,312
  Residential real estate                                         18,690,423        10,556,066       27,596,714
  Revolving home equity and credit card lines                     24,396,670        23,936,622       22,703,751
  Other                                                              391,733           521,813          368,603
Standby letters of credit                                          3,753,102         3,765,284        3,873,809
Commercial letters of credit                                         267,617           150,640          114,590
Net commitments to sell mortgage loans and
  mortgage-backed securities                                      13,289,382        13,126,094       22,057,588
Commitments to fund principal investments                            241,025           226,793          240,260
Commitments to fund civic and community investments                  201,898           200,477          171,976
================================================================================================================

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements. Certain lending commitments for residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS 133. The changes in the fair value of these commitments due to changes in mortgage interest rates are recorded on the balance sheet as either derivative assets or derivative liabilities and are included in other loans in the table. Further discussion on derivative instruments is included in Notes 1 and 22.

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

The Corporation enters into forward contracts for the future delivery or purchase of fixed-rate residential mortgage loans and mortgage-backed securities at a specified interest rate to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing assets. These contracts are also considered derivative instruments under SFAS 133 and the fair value of these contracts are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 22.

The Corporation has principal investment commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

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

CONTINGENT LIABILITIES AND GUARANTEES: The Corporation enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $20.1 billion and $27.5 billion for the first three months of 2004 and 2003, respectively. Total loans repurchased or indemnified during the first quarters of 2004 and 2003 were $57 million and $77 million, respectively. Loans indemnified that remain outstanding as of March 31, 2004 totaled $222 million. In addition, total loans sold of $934 million remained uninsured as of March 31, 2004. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans at March 31, 2004 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $28 million and $7 million for the first quarter of 2004 and 2003, respectively. At March 31, 2004 and 2003, the liability for estimated losses on repurchase and indemnification was $174 million and $128 million, respectively, and was included in other liabilities on the balance sheet.

The guarantee liability for standby letters of credit was $7 million at March 31, 2004 and was recorded in other liabilities on the balance sheet. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date for the recognition provisions of FIN 45. See above for further discussion on standby letters of credit and their associated outstanding commitments.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through VISA(R) and MasterCard(R) for the last four months, plus any outstanding delayed-delivery, as defined below, transactions and unresolved chargebacks in the process of resolution. For the four-month period from December 2003 through March 2004, this amount totaled approximately $55 billion. At March 31, 2004, the Corporation had $5 million of unresolved chargebacks that were in process of resolution.

For the quarters ended March 31, 2004 and 2003, the Corporation processed $40 million in chargebacks presented by issuing banks. Actual losses recorded for the three months ended March 31, 2004 and 2003 were $1 million and $944,000, respectively. The Corporation accrues for probable losses based on historical experience and at March 31, 2004 and 2003 had $1 million recorded in accrued expenses and other liabilities for expected losses.

In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items. Where the product or service is not provided, however, until some time after the purchase (delayed-delivery), the potential for this contingent liability increases. For the three months ended March 31, 2004, the Corporation processed approximately $3 billion of merchant transactions related to delayed-delivery purchases.

The Corporation currently processes card transactions for United Airlines, Inc., which is currently operating under Chapter 11 protection. In May 2002, the Corporation announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Corporation will honor its existing contractual obligations to United Airlines but does not intend to renew the contract when its current term expires. In the event of liquidation of United Airlines, the Corporation could become financially responsible for refunding tickets purchased through VISA(R) and MasterCard(R) under the chargeback rules of those associations. At March 31, 2004, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract, was approximately $814 million. Based upon available information, this amount represents management's best estimate of its maximum potential chargeback exposure related to United Airlines, Inc. As of March 31, 2004, the Corporation held no significant collateral under this contract.

During 2003 and 2004, the Corporation's obligation to process card transactions for three other airline merchants ceased with these merchants transitioning to new processors. At March 31, 2004, the estimated dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $208 million. This amount represents management's best estimate of its maximum potential chargeback exposure under these contracts. As of March 31, 2004, the Corporation held cash collateral of $2 million and third-party indemnifications of $110 million against this remaining chargeback exposure.

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

On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock options under SFAS 123. Further discussion of the impact of this change is included in Note 1. During the first quarter of 2004 and 2003, compensation expense recognized related to National City's stock option plans totaled $6 million and $500,000, respectively.

RESTRICTED STOCK PLANS: National City's restricted stock plans provide for the issuance of up to 8 million shares of common stock to officers, key employees, and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation generally recognized compensation expense over the restricted period. The weighted-average grant-date fair value of restricted share awards granted during the first quarter of 2004 and 2003 were $33.69 and $27.79, respectively. Compensation expense recognized for restricted share plans during the first quarter of 2004 and 2003, totaled $6 million and $3 million, respectively.

OPTION AND RESTRICTED STOCK AWARD ACTIVITY: Stock option and restricted stock award activity follows:

---------------------------------------------------------------------------------------------
                                                                               Weighted-
                                                                                Average
                                            Shares Outstanding                  Exercise
                                 ------------------------------------------    Price Per
                                      Awards                  Options            Share
---------------------------------------------------------------------------------------------
January 1, 2003                       2,539,171             52,963,738            $26.89
  Cancelled                             (36,405)              (247,224)            30.22
  Exercised                            (218,692)              (917,344)            17.49
  Granted                               271,021                208,470             28.09
---------------------------------------------------------------------------------------------
March 31, 2003                        2,555,095             52,007,640            $27.04
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
January 1, 2004                       3,781,641             50,851,242            $28.52
  Cancelled                             (63,893)               (95,527)            29.77
  Exercised                            (239,767)            (3,533,017)            24.06
  Granted                               253,412                791,590             34.70
---------------------------------------------------------------------------------------------
MARCH 31, 2004                        3,731,393             48,014,288            $28.94
=============================================================================================

As of March 31, 2004 and 2003, 13 million and 17 million shares, respectively, were available for grant under the stock option plans, and 3 million and 5 million shares, respectively, under the restricted stock plans.

Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at March 31, 2004 follows:

--------------------------------------------------------------------------------------------------------------
                                                              Weighted-
                                                               Average
                                            Weighted-         Remaining                          Weighted-
                                             Average         Contractual                          Average
       Range of                              Exercise            Life                             Exercise
   Exercise Prices        Outstanding         Price           (in years)       Exercisable         Price
--------------------------------------------------------------------------------------------------------------
   $9.17-$11.99                  22,658        $9.35               .8                22,658         $9.35
    12.00-16.99               1,171,655        14.61              1.0             1,171,655         14.61
    17.00-21.99               5,093,252        17.76              5.2             5,093,252         17.76
    22.00-26.99                 829,837        25.45              3.1               821,837         25.45
    27.00-31.99              25,584,432        28.93              6.5            21,230,776         29.22
    32.00-37.81              15,312,454        34.01              6.1             8,849,287         34.10
--------------------------------------------------------------------------------------------------------------
         TOTAL               48,014,288       $28.94              6.0            37,189,465        $28.25
==============================================================================================================

At March 31, 2004 and 2003, options for 37,189,465 and 37,821,746 shares of common stock, respectively, were exercisable.

On April 27, 2004, stockholders approved the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan), which consolidates and replaces all long-term incentive programs under one plan and formalizes the use of performance measures in connection with all long-term awards. Under the Long-Term Incentive Plan no more than 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition to the aggregate limit on awards of National City common stock, the Long-Term Incentive Plan includes the following limitations: no more than 18 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. The existing stock option plans and restricted stock plans will be terminated, except with respect to additional options that National City is contractually obligated to issue.

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

Using an actuarial measurement date of October 31, 2003 and 2002, components of net periodic benefit and net periodic cost for the three-month periods ended March 31 follow:

-------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                     March 31
-------------------------------------------------------------------------------------------------------------
(In Thousands)                                                               2004                2003
-------------------------------------------------------------------------------------------------------------
PENSION BENEFITS
  Service cost                                                               $ 13,847            $12,791
  Interest cost                                                                20,681             20,021
  Expected return on plan assets                                              (31,825)           (35,861)
  Amortization of prior service cost                                              418             (1,189)
  Transition benefit                                                           (1,189)               (51)
  Recognized net actuarial (gain) loss                                            325                365
-------------------------------------------------------------------------------------------------------------
NET PERIODIC COST (BENEFIT)                                                 $   2,257           $ (3,924)
=============================================================================================================
OTHER POSTRETIREMENT BENEFITS
  Service cost                                                             $      833          $     736
  Interest cost                                                                 2,354              2,336
  Amortization of prior service cost                                               24                 33
  Transition obligation                                                           350                351
  Recognized net actuarial loss                                                   498                397
-------------------------------------------------------------------------------------------------------------
NET PERIODIC COST                                                            $  4,059           $  3,853
=============================================================================================================

Actuarial assumptions used to calculate the net periodic pension benefit and cost were as follows:

                                                     Pension Benefits         Other Postretirement Benefits
-------------------------------------------------------------------------------------------------------------
                                                   2004            2003            2004            2003
-------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS
 Discount rate                                       6.25%          6.75%           6.25            6.75%
 Rate of compensation increase                  2.75-7.50      2.75-7.50       2.75-7.50       2.75-7.50
 Expected long-term return on plan assets             8.5            9.5              --              --
-------------------------------------------------------------------------------------------------------------

In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies which sponsor postretirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, permits deferring the recognition of the new Medicare provisions' impact due to lack of specific authoritative guidance on accounting for the federal subsidy. The Corporation has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. Accordingly, the postretirement benefit obligations and net periodic costs reported in the 2003 Form 10-K and accompanying financial statements and notes do not reflect the impact of this legislation. The accounting guidance, when issued, could require changes to previously reported financial information. The Corporation anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At March 31, 2004, December 31, 2003, and March 31, 2003, obligations of $84 million, $83 million, and $83 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $3 million and $4 million for the first quarter of 2004 and 2003, respectively.

Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2004 and 2003, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $22 million and $23 million for the first quarter of 2004 and 2003, respectively.

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

Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At March 31, 2004, these collateral agreements covered 99.8% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At March 31, 2004, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $731 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $29 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on March 31, 2004, December 31, 2003, and March 31, 2003.

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

For the three-month periods ended March 31, 2004 and 2003, the Corporation recognized total net ineffective fair value hedge (losses) gains of $(23) million and $32 million, respectively. Of the total (losses) gains recognized, net ineffective hedge gains related to servicing assets were $6 million and $26 million for the first three months of 2004 and 2003, respectively. For the first three months of 2004, net ineffective hedge losses related to mortgage loans held for sale were $36 million. Mortgage loans held for sale were not designated in a hedge relationship at December 31, 2003 and March 31, 2003. Ineffective hedge gains (losses) for mortgage servicing assets and mortgage loans held for sale are included in mortgage banking revenue on the income statement. Net ineffective hedge gains related to hedging commercial loans, U.S. Treasury securities, and fixed-rate funding products are included in other noninterest income on the income statement and were $7 million and $6 million for the first three months of 2004 and 2003, respectively. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first three months of 2004 and 2003.

CASH FLOW HEDGES: The Corporation hedges cash flow variability related to variable-rate funding products, specifically FHLB advances and senior bank notes, through the use of pay-fixed interest rate swaps and interest rate caps. The Corporation also uses forward starting pay-fixed interest rate swaps and caps to hedge forecasted cash flows associated with debt instruments expected to be issued subsequent to 2004.

For the three-month periods ended March 31, 2004 and 2003, the Corporation recognized net ineffective cash flow hedge gains (losses) of $73,000 and $(137,000), respectively. These gains (losses) are included in other noninterest income on the income statement. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first three months of 2004 and 2003.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2004, December 31, 2003 and March 31, 2003, accumulated other comprehensive income included a deferred after-tax net loss of $81 million, $68 million and $135 million, respectively, related to derivatives used to hedge funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income as of March 31, 2004, is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through August 2008, with $72 million of net loss expected to be reclassified within the next year. During the three-month periods ended March 31, 2004 and 2003, pretax losses of $30 million and $39 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. Additionally, during the first quarter of 2004, a pretax loss of $4 million was reclassified into interest expense for cash flow hedges that have been discontinued, because forecasted debt issuances originally contemplated were not probable of occurring.

The tables on the following pages provide further information regarding derivative instruments designated in fair value and cash flow hedges at March 31, 2004, December 31, 2003, and March 31, 2003.

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at March 31, 2004, December 31, 2003, and March 31, 2003 follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                       MARCH 31, 2004                          December 31, 2003
                                           ----------------------------------------------------------------------------------
                                                         DERIVATIVE          NET                           Derivative
                                                      ------------------ INEFFECTIVE                -------------------------
                                           NOTIONAL                       HEDGE GAINS    Notional
(In Millions)                               AMOUNT    ASSET    LIABILITY  (LOSSES)(a)     Amount       Asset      Liability
-----------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps      $     60   $   2.2   $   --                    $    60        $  1.4       $  --
    Receive-fixed interest rate
      swaptions sold                             55        --       .1                         55           --            .2
    Pay-fixed interest rate swaps             3,299        1.0   209.7                      3,379           3.5        195.0
    Callable pay-fixed interest rate swaps       43        --      4.0                         43           --           4.0
    Pay-fixed interest rate swaptions sold      205        --      9.5                        205           --           7.1
    Interest rate caps sold                     715        --       .8                        815           --           1.4
    Interest rate floors sold                   360        --      8.7                        360           --           7.7
    Interest rate futures purchased           2,311        --       --                      2,173           --           --
    Interest rate futures sold                2,914        --       --                      3,086           --           --
-----------------------------------------------------------------------------------------------------------------------------
Total                                         9,962        3.2   232.8       $   6.6       10,176           4.9        215.4
-----------------------------------------------------------------------------------------------------------------------------
  Mortgage loans held for sale
    Forward commitments to sell mortgage
       loans and mortgage-backed securities  12,254        6.8      --                         --          --           --
    Receive-fixed interest rate swaps         2,415       91.7     9.7                         --          --           --
    Pay-fixed interest rate swaps               800        --     34.0                         --          --           --
    Pay-fixed interest rate swaptions
     purchased                                1,950       11.9      --                         --          --           --
    Pay-fixed interest rate swaptions
     sold                                     2,970        --    130.6                         --          --           --
    Interest rate caps purchased             13,400       30.3      --                         --          --           --
    Interest rate futures purchased           2,575        --       --                         --          --           --
-----------------------------------------------------------------------------------------------------------------------------
Total                                        36,364      140.7   174.3         (35.5)          --          --           --
-----------------------------------------------------------------------------------------------------------------------------
  Mortgage servicing assets
    Forward commitments to
      purchase mortgage loans and
      mortgage-backed securities              5,815        2.2    18.5                      2,904          31.7          --
    Receive-fixed interest rate swaps        10,810      666.6    27.7                     10,206         376.2         48.2
    Receive-fixed interest rate
     swaptions sold                              --        --       --                        415           --           8.6
    Pay-fixed interest rate swaps               250        --     10.3                         30           --            .1
    Pay-fixed interest rate swaptions
     purchased                                4,150       68.2      --                      3,515          62.5          --
    Pay-fixed interest rate swaptions
     sold                                       500        --     13.0                      1,295           --          76.2
    Principal-only interest rate swaps          140        6.5     3.5                        123           6.9           .5
    Interest rate caps purchased             33,500       68.8      --                     30,410          83.5          --
-----------------------------------------------------------------------------------------------------------------------------
Total                                        55,165      812.3    73.0           6.2       48,898         560.8        133.6
-----------------------------------------------------------------------------------------------------------------------------
  Funding
    Receive-fixed interest rate swaps         4,905      426.7    21.6                      4,550         350.8         35.7
    Callable receive-fixed interest
       rate swaps                               310       10.5     2.4                        310           9.2          3.2
-----------------------------------------------------------------------------------------------------------------------------
Total                                         5,215      437.2    24.0          --          4,860         360.0         38.9
-----------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN FAIR
  VALUE HEDGES                              106,706    1,393.4   504.1         (22.7)      63,934         925.7        387.9
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES
  Funding
    Pay-fixed interest rate swaps             8,165         .2    70.0                     10,945           2.1         52.1
    Interest rate caps purchased              3,500         .4      --                      3,500           3.0          --
-----------------------------------------------------------------------------------------------------------------------------
Total                                        11,665         .6    70.0            .1       14,445           5.1         52.1
-----------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN CASH FLOW          11,665         .6    70.0                     14,445           5.1         52.1
  HEDGES                                                                          .1
-----------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED FOR INTEREST
  RATE RISK MANAGEMENT AND DESIG-
  NATED IN SFAS 133 RELATIONSHIPS          $118,371   $1,394.0  $574.1        $(22.6)     $78,379        $930.8       $440.0
=============================================================================================================================

(a) Represents net ineffective hedge gain (loss) on hedging strategy for the three-month period ended March 31, 2004.

---------------------------------------------------------------------------------------------------------------------------
                                                                                  March 31, 2003
                                                        -------------------------------------------------------------------
                                                                                  Derivative
                                                                       ----------------------------------------------------
                                                                                                          Net Ineffective
                                                          Notional                                          Hedge Gains
(In Millions)                                              Amount           Asset          Liability        (Losses)(a)
---------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps                       $      60          $   1.3         $   --
    Receive-fixed interest rate swaptions sold                     55              --              .4
    Pay-fixed interest rate swaps                               3,469               .7          263.6
    Callable pay-fixed interest rate swaps                         44              --             5.2
    Pay-fixed interest swaptions sold                              55              --             4.6
    Interest rate caps sold                                       815              --             2.3
    Interest rate floors sold                                     260              --             8.2
    Interest rate futures purchased                             3,404              --              --
    Interest rate futures sold                                  4,066              --              --
---------------------------------------------------------------------------------------------------------------------------
Total                                                          12,228              2.0          284.3             $ 6.4
---------------------------------------------------------------------------------------------------------------------------
  Available for sale securities
    Receive-fixed interest rate swaps                             250             --              3.0
---------------------------------------------------------------------------------------------------------------------------
Total                                                             250             --              3.0              --
---------------------------------------------------------------------------------------------------------------------------
  Mortgage servicing assets
    Forward commitments to purchase
      mortgage loans and mortgage-
      backed securities                                         2,460             11.1             --
    Receive-fixed interest rate swaps                           4,005            348.4             --
    Receive-fixed interest rate swaptions sold                    250              --             6.6
    Pay-fixed interest rate swaptions purchased                 2,960             50.8             --
    Pay-fixed interest rate swaptions sold                      2,254              --           112.5
    Principal-only interest rate swaps                            501             30.3            6.5
    Interest rate caps purchased                               18,146             35.8             --
    Interest rate floors purchased                                 60               .2             --
    Interest rate futures purchased                               975              --              --
---------------------------------------------------------------------------------------------------------------------------
Total                                                          31,611            476.6          125.6              25.8
---------------------------------------------------------------------------------------------------------------------------
  Funding
    Receive-fixed interest rate swaps                           4,540            426.0            5.1
    Callable receive-fixed interest rate
      swaps                                                       490             18.6             --
---------------------------------------------------------------------------------------------------------------------------
Total                                                           5,030            444.6            5.1                .1
---------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN FAIR VALUE HEDGES                    49,119            923.2          418.0              32.3
---------------------------------------------------------------------------------------------------------------------------
  Funding
    Pay-fixed interest rate swaps                               6,850              --           148.5
    Interest rate caps purchased                                8,500             12.4             --
---------------------------------------------------------------------------------------------------------------------------
Total                                                          15,350             12.4          148.5               (.1)
---------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN CASH FLOW HEDGES                     15,350             12.4          148.5               (.1)
---------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED FOR INTEREST RATE RISK
  MANAGEMENT AND DESIGNATED IN SFAS 133 RELATIONSHIPS         $64,469           $935.6         $566.5             $32.2
===========================================================================================================================

(a) Represents net ineffective hedge gain (loss) on hedging strategy for the three-month period ended March 31, 2003.

OTHER DERIVATIVE ACTIVITIES: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. Those derivatives include swaps, futures, and forwards used for interest rate and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133, and derivatives executed with commercial banking customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. The Corporation generally does not enter into derivative transactions for purely speculative purposes. Gains and losses on mortgage-banking-related derivative financial instruments are included in mortgage banking revenue on the income statement, while gains and losses on other derivative financial instruments are included in other noninterest income. A summary of derivative financial instruments not in SFAS 133 hedge relationships by type of activity follows:

------------------------------------------------- --------------------------------------------- ----------------------------
                                                        Net Derivative Asset (Liability)            Net Gains (Losses)
                                                  --------------------------------------------------------------------------
                                                                                                     Three Months Ended
                                                    MARCH 31      December 31      March 31                 March 31
                                                                                                ----------------------------
(In Millions)                                         2004            2003           2003           2004          2003
----------------------------------------------------------------------------------------------------------------------------
OTHER DERIVATIVE INSTRUMENTS
  Mortgage-banking-related:
    Mortgage servicing asset risk management            $(92.7)    $   36.1        $  (10.3)        $406.6         $  15.6
    Mortgage loan commitments and
     commitment and mortgage loan risk
     management                                          (41.2)       (72.1)          124.0          119.2           152.1
----------------------------------------------------------------------------------------------------------------------------
Total mortgage-banking related                          (133.9)       (36.0)          113.7          525.8           167.7
----------------------------------------------------------------------------------------------------------------------------
  Customer risk management                                16.2         15.0            18.0            2.0             3.4
  Other                                                    4.2          3.7           (20.6)           (.6)           (2.7)
----------------------------------------------------------------------------------------------------------------------------
Total other                                               20.4         18.7            (2.6)           1.4              .7
----------------------------------------------------------------------------------------------------------------------------
  TOTAL OTHER DERIVATIVE INSTRUMENTS                   $(113.5)     $ (17.3)         $111.1         $527.2          $168.4
============================================================================================================================

23. LINE OF BUSINESS RESULTS

National City operates six major lines of business: Consumer and Small Business Financial Services, Wholesale Banking, National City Mortgage Co., National Consumer Finance, Asset Management, and National Processing. Effective for the first quarter of 2004, National City Mortgage Co., formerly a business unit within National Consumer Finance, was designated as a separate line of business. Prior periods have been restated to conform to the current line of business reporting structure.

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

National City Mortgage Co. (NCMC) originates conventional residential mortgage and home equity loans both within National City's six-state footprint and nationally. NCMC's activities also include servicing mortgage loans for third-party investors. Mortgage loans originated by NCMC generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first three months of 2004, approximately 53% of NCMC mortgage loans were originated through wholesale and correspondent channels, while 47% were originated through retail mortgage branches operated by NCMC nationally, or through CSB bank branches within National City's six-state footprint. Significant revenue streams for NCMC include net interest income on loans held for sale and fee income related to the origination, sale and servicing of loans. Expenses include personnel costs, branch office costs, third-party outsourcing and loan collection expenses.

National Consumer Finance (NCF) is comprised of three business units and originates home equity loans and nonconforming residential mortgage loans nationally through correspondent relationships and a network of brokers. Nonconforming mortgage loans are originated by First Franklin Financial Corporation (First Franklin), a business unit within NCF, principally through wholesale channels, including a national network of brokers and mortgage bankers. Historically, approximately half of First Franklin originated loans are retained in portfolio at National City Home Loan Services, another business unit within NCF; the rest are sold servicing released to secondary market investors. The percentage of loans sold versus retained in any given period will vary depending on product mix and market conditions. Nonconforming mortgages are generally not readily saleable to primary mortgage market aggregators primarily due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The National Home Equity business unit within NCF originates prime-quality home equity loans outside National City's six-state footprint. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination and sale of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.

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

National Processing consists of National Processing, Inc., National City's 83%-owned payment processing subsidiary. National Processing authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit transactions and also provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and health care industries. National Processing is the second largest acquirer of card transactions in the United States.

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

-----------------------------------------------------------------------------------------------------------------------------------
                               CONSUMER AND
                                  SMALL
                                 BUSINESS                   NATIONAL   NATIONAL
                                FINANCIAL    WHOLESALE       CITY      CONSUMER      ASSET     NATIONAL     PARENT    CONSOLIDATED
  (In Thousands)                SERVICES      BANKING     MORTGAGE CO. FINANCE    MANAGEMENT   PROCESSING  AND OTHER      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 2004
Net interest income
   (expense)(a)                $  495,607    $  256,167   $  141,651  $  259,827   $   26,238  $      895 $ (155,228)   $1,025,157
Provision (benefit) for
   loan losses                     75,323        10,656        4,498      11,061          228        --      (19,259)       82,507
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income
   (expense) after provision      420,284       245,511      137,153     248,766       26,010         895   (135,969)      942,650
Noninterest income                180,303        99,815      458,985     134,686       92,652     121,991     29,265     1,117,697
Noninterest expense               352,799       124,255      155,317     118,649       77,470     103,314     54,536       986,340
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes        247,788       221,071      440,821     264,803       41,192      19,572   (161,240)    1,074,007
Income tax expense
   (benefit)(a)                    93,664        82,388      167,499     100,096       15,570       7,608   (103,186)      363,639
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)              $  154,124    $  138,683   $  273,322  $  164,707   $   25,622  $   11,964  $ (58,054)    $ 710,368
===================================================================================================================================
Intersegment revenue
(expense)                      $     (877)   $    3,956   $   11,656  $   (5,994)  $    1,475  $    1,378  $ (11,594)    $     --
Average assets (in millions)       27,027        29,119       16,384      24,347        2,970         699      8,877       109,423
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                CONSUMER AND
                                   SMALL
                                  BUSINESS                NATIONAL     NATIONAL
                                 FINANCIAL    WHOLESALE    CITY       CONSUMER        ASSET    NATIONAL      PARENT    CONSOLIDATED
  (In Thousands)                  SERVICES     BANKING   MORTGAGE CO.  FINANCE      MANAGEMENT PROCESSING   AND OTHER      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Quarter ended March 31, 2003
Net interest income
   (expense)(a)                 $  488,831    $  259,902 $  284,364   $  171,212    $   25,029 $      683   $ (129,293)  $1,100,728
Provision (benefit) for
   loan losses                      70,465       115,774     11,148       19,338         1,584       --        (18,076)     200,233
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income
   (expense) after provision       418,366       144,128    273,216      151,874        23,445        683     (111,217)     900,495
Noninterest income                 161,689        87,138    577,602       67,404        82,706    106,123       20,824    1,103,486
Noninterest expense                352,511       137,454    173,158       72,479        75,809     92,564      104,891    1,008,866
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes         227,544        93,812    677,660      146,799        30,342     14,242     (195,284)     995,115
Income tax expense
   (benefit) (a)                    86,012        34,708    266,311       55,490        11,469      5,695     (108,073)     351,612
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)               $  141,532    $   59,104 $  411,349   $   91,309    $   18,873 $    8,547   $  (87,211)  $  643,503
===================================================================================================================================
Intersegment revenue
   (expense)                    $     (982)   $    6,196 $    9,278   $   (3,142)   $    2,015 $    1,411   $  (14,776)  $       --
Average assets (in millions)        25,803        31,198     28,869       16,357         2,916        533       10,642      116,318
===================================================================================================================================

(a)  Includes tax-equivalent adjustment for tax-exempt interest income

24. FINANCIAL HOLDING COMPANY

Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

BALANCE SHEETS

-------------------------------------------------------------------------------------------------
                                                            MARCH 31   December 31      March 31
(In Thousands)                                               2004          2003          2003
-------------------------------------------------------------------------------------------------
ASSETS
 Cash and demand balances due from banks                 $     5,567   $     1,521   $     1,500
 Loans to and receivables from subsidiaries                  675,428       819,115        87,219
 Securities                                                  211,072       164,179       428,045
 Other investments                                           143,682       479,394       147,040
 Investments in:
   Subsidiary banks                                       10,306,232     9,642,417     9,877,907
   Nonbank subsidiaries                                      651,878       608,916       554,173
 Goodwill                                                     58,566        58,566        58,566
 Derivative assets                                           155,042       124,901       143,819
 Other assets                                                667,872       668,633       637,659
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $12,875,339   $12,567,642   $11,935,928
=================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Long-term debt                                          $ 2,097,738   $ 2,266,658   $ 2,289,585
 Borrowed funds from subsidiaries                            185,568       185,568       403,568
 Derivative liabilities                                        2,463         4,695        13,586
 Accrued expenses and other liabilities                      735,459       782,050       642,026
-------------------------------------------------------------------------------------------------
   Total liabilities                                       3,021,228     3,238,971     3,348,765
 Stockholders' equity                                      9,854,111     9,328,671     8,587,163
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $12,875,339   $12,567,642   $11,935,928
=================================================================================================

Securities and other investments totaling $110 million at March 31, 2004, were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the two wholly-owned subsidiary trusts (the trusts) that were deconsolidated as a result of applying the provisions of FIN 46. The holding company continues to guarantee the capital securities issued by the trusts, which totaled $180 million at March 31, 2004. Refer to Note 14 for further discussion on FIN 46 and the deconsolidation of the trusts. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $497 million at March 31, 2004. Additionally, the holding company guarantees National City Bank of Kentucky's financial obligation under this subsidiary's membership with VISA(R) up to $600 million and Mastercard(R) up to $400 million. Refer to Note 19 for further discussion of contingent liabilities and guarantees related to the Corporation's merchant card processing business.

STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------
                                                                           Three Months Ended
                                                                                March 31
---------------------------------------------------------------------------------------------------
(In Thousands)                                                              2004         2003
---------------------------------------------------------------------------------------------------
INCOME
 Dividends from:
   Subsidiary banks                                                      $    --      $    --
   Nonbank subsidiaries                                                      2,000         --
 Interest on loans to subsidiaries                                             890          291
 Interest and dividends on securities                                        1,274        2,118
 Securities gains, net                                                         103         --
 Other income                                                                6,640          392
---------------------------------------------------------------------------------------------------
TOTAL INCOME                                                                10,907        2,801
===================================================================================================
EXPENSE
 Interest on debt and other borrowings                                      20,438       24,781
 Other expense                                                              10,696        1,096
---------------------------------------------------------------------------------------------------
TOTAL EXPENSE                                                               31,134       25,877
===================================================================================================
Income (loss) before taxes and equity in undistributed
  net income of subsidiaries                                               (20,227)     (23,076)
Income tax (benefit)                                                       (25,906)     (19,408)
---------------------------------------------------------------------------------------------------
Income (loss) before equity in undistributed net income of
  subsidiaries                                                               5,679       (3,668)
Equity in undistributed net income of subsidiaries                         704,689      647,171
---------------------------------------------------------------------------------------------------
NET INCOME                                                               $ 710,368    $ 643,503
===================================================================================================

STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                         March 31
---------------------------------------------------------------------------------------------
(In Thousands)                                                        2004         2003
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                        $ 710,368    $ 643,503
 Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed net income of subsidiaries               (704,689)    (647,171)
   Depreciation and amortization of properties and equipment             471          222
   Decrease in receivables from subsidiaries                         223,687       14,770
   Securities gains, net                                                (103)        --
   Other gains, net                                                   (1,160)         (15)
   Amortization of premiums and discounts on securities and debt         (74)        (497)
   Decrease in accrued expenses and other liabilities                (50,373)    (108,460)
   Other, net                                                         14,961       (3,167)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                  193,088     (100,815)
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Purchases of securities                                             (71,974)    (242,695)
 Proceeds from sales and maturities of securities                     28,709       35,000
 Net change in other investments                                     335,712      409,083
 Principal collected on loans to subsidiaries                        160,000      647,334
 Loans to subsidiaries                                              (240,000)     (50,000)
 Investments in subsidiaries                                            --           (507)
 Returns of investment from subsidiaries                                   4         --
 Net (increase) decrease in properties and equipment                 (13,163)      10,840
---------------------------------------------------------------------------------------------
Net cash provided by investing activities                            199,288      809,055
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net decrease in borrowed funds                                         --       (802,000)
 Issuance of debt                                                    200,000      300,000
 Repayment of debt                                                  (400,000)        --
 Dividends paid                                                     (194,479)    (186,574)
 Issuances of common stock                                            81,551       17,965
 Repurchases of common stock                                         (75,402)     (37,629)
---------------------------------------------------------------------------------------------
Net cash used in financing activities                               (388,330)    (708,238)
---------------------------------------------------------------------------------------------
Increase in cash and demand balances due from banks                    4,046            2
Cash and demand balances due from banks, January 1                     1,521        1,498
---------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, MARCH 31                  $   5,567    $   1,500
=============================================================================================
SUPPLEMENTAL INFORMATION
 Cash paid for interest                                            $  22,279    $  24,740
=============================================================================================

Retained earnings of the holding company included $7.6 billion, $6.9 billion, and $6.6 billion of equity in undistributed net income of subsidiaries at March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

This Quarterly Report contains forward-looking statements. See page 64 for further information on the risks and uncertainties associated with forward-looking statements.

The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three months ended March 31, 2004 and serves to update the 2003 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 45 of this Form 10-Q. Certain prior period amounts have been have been restated to reflect changes in the Corporation's method of assessing effectiveness of its hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities.

OVERVIEW

The primary source of National City's revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

National City's first quarter 2004 net income was $710 million, or $1.16 per diluted share, compared to $643 million, or $1.05 per diluted share in the first quarter of 2003. All lines of business, with the exception of National City Mortgage Co., reported increased net income in the first quarter of 2004 compared to the same period in the prior year.

Average portfolio loans for the first quarter increased 8% from the first quarter a year ago and 2% from the immediate preceding quarter. Commercial loans outstanding during the first quarter declined in comparison to a year ago but have shown some recent signs of recovery. The average balance outstanding of commercial loans grew in both February and March compared to the low point reached in January. Mortgage and home equity loans experienced strong growth in the first quarter of 2004 as a result of the continued low interest rate environment. The warehouse balance (mortgage loans held for sale) declined in comparison to the prior year but still made a significant contribution to net interest income in the first quarter of 2004. Derivative-related gains from hedging of mortgage servicing rights also had a positive contribution on the first quarter results. Interest rates began to rise in April. Accordingly, management anticipates that these rising rates will cause mortgage originations to slow and derivative-related gains to decline in the second quarter and over the balance of 2004.

Core deposits continued to grow, although at a slower rate than was experienced in the prior year. Competition for new account openings has increased, but retention has improved. Credit quality continued to improve during the first quarter, resulting in a significant decrease in the loan loss provision in comparison to the prior year. Nonperforming assets at March 31, 2003 were $606 million in comparison to $657 million at year end and $822 million a year ago. Current trends in credit continue to be favorable.

RESULTS OF OPERATIONS

NET INTEREST INCOME

This section should also be reviewed in conjunction with the daily average balances/net interest income/rates table presented on pages 66-68 of this financial review.

Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $7 million, $7 million, and $8 million for the first quarter of 2004, the fourth quarter of 2003, and the first quarter of 2003, respectively.

Tax-equivalent net interest income for the first quarter of 2004 was $1.0 billion, virtually unchanged from the previous quarter, and down from $1.1 billion for the first quarter of 2003. The year-over-year decrease in net interest income was primarily the result of lower average balances in the mortgage warehouse.

Net interest margin was 4.16% in the first quarter of 2004, compared to 4.03% in the fourth quarter of 2003 and 4.21% in last year's first quarter. The sustained low interest rate environment, which results in reduced asset yields and narrower spreads on deposits, continues to have an unfavorable impact on net interest margin. The improvement in net interest margin on a linked-quarter basis was primarily attributed to a slightly improved asset mix and the maturity of higher yielding long-term debt during the first quarter of 2004.

Further discussion of trends in the loans and securities portfolios and detail on the mix of funding sources that impact net interest income and net interest margin is included in the Financial Condition section of this financial review beginning on page 52.

NONINTEREST INCOME

Details of noninterest income follow:

----------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended
----------------------------------------------------------------------------------------------------------------
                                                                MARCH 31        December 31        March 31
(In Millions)                                                     2004              2003             2003
----------------------------------------------------------------------------------------------------------------
Mortgage banking revenue                                          $  579             $451            $  631
Deposit service charges                                              147              146               135
Payment processing revenue                                           122              135               105
Trust and investment management fees                                  76               72                69
Card-related fees                                                     37               42                41
Brokerage revenue                                                     32               31                24
Other service fees                                                    23               24                28
Other                                                                102               80                70
----------------------------------------------------------------------------------------------------------------
TOTAL FEES AND OTHER INCOME                                        1,118              981             1,103
Securities gains, net                                                 --               10                --
----------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                          $1,118             $991            $1,103
================================================================================================================

Details of mortgage banking revenue follow:

----------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
----------------------------------------------------------------------------------------------------------------
                                                                MARCH 31        December 31        March 31
(In Millions)                                                     2004              2003             2003
----------------------------------------------------------------------------------------------------------------
Servicing revenue:
 Net servicing fees                                                 $120             $116             $ 120
 Amortization of mortgage servicing assets                          (100)             (73)             (126)
 Mortgage servicing asset impairment (charge) recovery              (118)              13               100
Mortgage servicing asset ineffective hedge and
   other derivative gains (losses), net                              413               (9)               42
Other                                                                  1                5                --
----------------------------------------------------------------------------------------------------------------
Net servicing revenue                                                316               52               136
NCMC origination and sales revenue                                   122              334               426
First Franklin origination and sales revenue                         141               65                69
----------------------------------------------------------------------------------------------------------------
TOTAL MORTGAGE BANKING REVENUE                                      $579             $451             $ 631
================================================================================================================

Virtually all NCMC's mortgage loan production is sold into the secondary market with servicing retained. Historically, approximately half of First Franklin's loan production is sold to third parties servicing released, with the remainder held in portfolio. The exact percentage of First Franklin loans sold versus retained will vary based upon product mix and market conditions. Information on mortgage loan originations and sales follows:

--------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended
--------------------------------------------------------------------------------------------------------
                                                         MARCH 31         December 31         March 31
(In Millions)                                              2004               2003              2003
--------------------------------------------------------------------------------------------------------
NCMC loans originated for sale                             $14,069           $14,189          $24,300
Total First Franklin loan originations                       5,673             6,203            3,488
First Franklin portfolio loan originations                  (1,113)           (3,227)          (1,756)
--------------------------------------------------------------------------------------------------------
  Total First Franklin loans originated for sale             4,560             2,976            1,732
--------------------------------------------------------------------------------------------------------
TOTAL MORTGAGE LOANS ORIGINATED FOR SALE                   $18,629           $17,165          $26,032
========================================================================================================
  NCMC loan sales                                          $15,697           $22,164          $25,611
  First Franklin loan sales                                  4,433             2,379            1,851
--------------------------------------------------------------------------------------------------------
TOTAL MORTGAGE LOAN SALES                                  $20,130           $24,543          $27,462
========================================================================================================

The linked-quarter growth in mortgage banking revenue was primarily attributed to successful hedging strategies to protect the value of mortgage servicing rights (MSRs) and an increase in origination and sales revenue at First Franklin, offset by declines in origination and sales revenue at NCMC. In addition, a change in accounting for mortgage loan commitments made as of January 1, 2004, to conform to the recently issued SEC Staff Accounting Bulletin 105 had the effect of reducing first quarter origination and sales revenue by $59 million as compared to previous accounting practice. The year-over-year decrease in mortgage banking revenue was the result of the declines in origination and sales revenue more than offsetting increases in net MSR hedging gains.

NCMC typically retains the right to service the mortgage loans it sells. Upon sale, the NCMC recognizes an MSR asset, which represents the present value of the estimated future net servicing cash flows over the estimated life of the underlying loan. As a result of the high volume of mortgage loan production and sales over the past year, the unpaid principal balance of loans serviced for third parties increased to $144.6 billion at March 31, 2004, up from $141.1 billion at December 31, 2003 and $112.4 billion at March 31, 2003. The carrying value of MSRs also grew over the past year and was $1.2 billion at March 31, 2004, $1.3 billion at December 31, 2003, and $813 million at March 31, 2003.

The value of MSRs is sensitive to changes in interest rates. In a low rate environment, as was experienced during the first quarter of 2004 and much of 2003, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the estimated value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the estimated value of existing MSRs. The Corporation manages the risk associated with declines in the value of MSRs by using derivative instruments. Further detail on MSRs, including a sensitivity analysis of the effect changes in assumptions have on the value of servicing assets, is included in Note 11 to the consolidated financial statements.

Deposit service charges remained strong in the first quarter of 2004. The year-over-year growth in deposit service charges was primarily attributed to increases in overdraft and non-sufficient fund (NSF) fees resulting from higher core deposit balances and an increased number of accounts.

The year-over-year growth in payment processing revenue generated by National Processing, Inc. (NPI), National City's 83%-owned subsidiary, was the result of higher transaction volumes, the purchase of Bridgeview Payment Solutions (BPS) in the second quarter of 2003, and the benefit of rate changes implemented by VISA(R) and MasterCard(R), offset by revenue declines associated with lower transaction volume processed for the airline and travel industries. The increase in transaction volume reflects growth from existing accounts and the addition of new regional merchant customers. The decline in the airline and travel industries transaction volume is a result of the decision to discontinue servicing the airline industry. The linked-quarter decline in payment processing revenue was mainly attributed to seasonally lower transaction volume following the fourth quarter holiday season.

Trust and investment management fees increased on a linked-quarter and year-over-year comparison primarily as the result of higher values of assets under administration upon which fees are calculated, reflecting improved equity market conditions. At March 31, 2004, assets under administration were $111.9 billion, compared to $111.8 billion at December 31, 2003, and $101.1 billion at March 31, 2003.

Brokerage revenue grew during the first quarter of 2004 over the prior year due to increased fees and commissions associated with investment banking and retail brokerage equity trading activities. Trading activity increased as a result of the recovery in the equity markets and the realignment and integration of retail brokerage activities with the retail branch network in 2003.

Other noninterest income increased both on a linked-quarter and year-over-year basis due to higher current year principal investment gains and a gain on the securitization of automobile loans, offset by derivative-related losses. Principal investment gains for the first quarter of 2004 were $23 million, compared to $6 million for the same quarter a year ago and no gain recognized during the previous quarter. First quarter 2004 results also included a gain of $9 million on the securitization of $890 million of automobile loans with no similar gains recognized in the comparative periods. The derivative-related losses were primarily attributed to current year decreases in the fair value of derivative instruments used to economically hedge deferred compensation liabilities and a $4 million loss associated with the discontinuation of a cash flow hedge recognized in the first quarter of 2004.

The majority of net security gains recognized during the fourth quarter of 2003 were generated from the Corporation's internally-managed equity portfolio of bank and thrift common stocks (bank stock fund). Bank stock gains, included in net security gains, were $103 thousand and $8 million for the first quarter of 2004 and fourth quarter of 2003, respectively. There were no bank stock fund gains recognized during the first quarter of 2003.

NONINTEREST EXPENSE

Details of noninterest expense follow:

------------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended
------------------------------------------------------------------------------------------------------------------------
                                                                          MARCH 31        December 31       March 31
(In Millions)                                                               2004             2003             2003
------------------------------------------------------------------------------------------------------------------------
Salaries, benefits, and other personnel                                      $549          $    541         $    561
Third-party services                                                           68                88               65
Equipment                                                                      69                75               65
Net occupancy                                                                  60                61               58
Card processing                                                                58                60               52
Postage and supplies                                                           34                35               33
Marketing and public relations                                                 22                30               17
Telecommunications                                                             19                22               21
State and local taxes                                                          15                16               16
Travel and entertainment                                                       16                19               13
Goodwill and other intangible asset amortization                                6                 6                5
Other                                                                          70                92              103
------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE                                                    $986            $1,045           $1,009
========================================================================================================================

Details of salaries, benefits, and other personnel expense follow:

------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
------------------------------------------------------------------------------------------------------------------------
                                                                          MARCH 31       December 31       March 31
(Dollars in Millions)                                                       2004            2003             2003
------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                            $313           $ 313            $ 299
Incentive compensation                                                         157             167              171
Deferred personnel costs                                                       (81)           (101)            (110)
Stock-based compensation                                                        12              10                4
Payroll taxes                                                                   44              28               43
Contract labor                                                                  19              38               20
Medical and other benefits                                                      46              45               44
Defined contribution plans                                                      22              13               23
Defined benefit pension plan                                                     2              (4)              (4)
Market valuation adjustments on deferred compensation liabilities                3              19               (1)
Severance and other                                                             12              13               72
------------------------------------------------------------------------------------------------------------------------
TOTAL SALARIES, BENEFITS, AND OTHER PERSONNEL                                 $549           $ 541            $ 561
========================================================================================================================
FULL-TIME-EQUIVALENT EMPLOYEES                                              33,036          33,331           32,633
========================================================================================================================

The year-over-year decrease in salaries, benefits, and other personnel expense was mainly attributed to lower severance costs and incentive compensation, offset by increases in salaries, payroll taxes, stock-based compensation, defined pension costs and a reduction in deferred personnel costs. During the first quarter of 2003, the Corporation recorded $68 million in severance and related charges in connection with certain cost-reduction initiatives with no similar charge recorded in 2004. Salaries and payroll taxes rose mainly due to the year-over-year increase in full-time-equivalent employees. The reductions in incentive compensation and deferred personnel costs were primarily attributed lower mortgage origination volumes in 2004. The increase in stock-based compensation resulted from the application of SFAS 123 to all new stock options granted in 2004 and 2003. The higher defined pension benefit cost recognized during the first quarter of 2004 resulted primarily from decreases in the discount rate and expected long-term rate of return assumptions used in the actuarial calculation. The aforementioned changes in incentive compensation, deferred personnel costs, payroll taxes, and defined pension cost also affected the linked-quarter increase in salaries, wages, and other personnel expense. Offsetting the linked-quarter increase in salaries, benefits, and other personnel expense were reductions in contract labor and market valuation adjustments on deferred compensation liabilities. Contract labor decreased during the first quarter due to higher costs incurred during the fourth quarter of 2003 for the completion of various information technology projects. The year-over-year increase in full-time equivalent employees was the result of higher levels of staffing to support the mortgage and home equity related businesses, offset by personnel reductions in 2003 throughout the Corporation associated with the aforementioned cost reduction initiative. The reduced staffing levels on a linked-quarter basis were primarily at National City Mortgage Co.

Third-party services expense decreased on a linked-quarter comparison due to declines in professional service and consulting fees and a decrease in outsourcing activities associated with lower levels of mortgage banking volume.

Card processing expense increased on a year-over-year comparison primarily due to higher processing volumes at National Processing.

The year-over-year increase in marketing and public relations expense was primarily related to higher television and print advertising costs associated with a new advertising campaign. The linked-quarter decrease in marketing and public relations expense was primarily attributed to higher advertising expenses incurred during the 2003 fourth quarter for that campaign.

The year-over-year and linked-quarter decreases in other noninterest expense primarily reflect the timing and amount of charges for automobile lease and commercial lease residual value write-downs and the revaluation of civic and community development investments. The first quarter of 2003 included automobile lease and commercial lease residual value charges of $25 million and $16 million, respectively, with no similar charges recognized during the 2004 first quarter. The fourth quarter of 2003 included an automobile residual value insurance recovery of $2 million and civic and community development investment revaluation charges of $23 million. Civic and community development charges recognized during the first quarter of 2004 were $12 million.

The efficiency ratio, calculated as noninterest expense divided by the sum of tax-equivalent net interest income and total fees and other income, was 46.0% and 45.8% for the first quarters of 2004 and 2003, respectively.

INCOME TAXES

The effective tax rate was 33.5% for the first three months of 2004 compared to 34.8% for the first three months of 2003. The lower tax rate in 2004 reflects a reduction in deferred tax balances in the amount of $23 million due to the favorable conclusion of several tax examinations. The effective tax rate for 2004 is forecasted to be 36% exclusive of the first quarter adjustment.

LINE OF BUSINESS RESULTS

National City is functionally managed along six major business lines. Effective for the first quarter of 2004, National City Mortgage Co. was designated as separate line of business to better reflect how management evaluates this business. Further discussion about this change and a description of each business line, including its products, customers and markets served, and selected financial information for the first quarter of 2004 and 2003 is included in Note 23 to the consolidated financial statements.

Net income (loss) by line of business follows:

-----------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
-----------------------------------------------------------------------------------------------------------------
                                                                      MARCH 31       December 31       March 31
(In Millions)                                                           2004            2003             2003
-----------------------------------------------------------------------------------------------------------------
Consumer and Small Business Financial Services                          $154            $145             $141
Wholesale Banking                                                        139              81               59
National City Mortgage Co.                                               273             263              411
National Consumer Finance                                                165              91               91
Asset Management                                                          26              23               19
National Processing                                                       12              15                9
Parent and Other                                                         (59)            (74)             (87)
-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED NET INCOME                                                 $710            $544             $643
=================================================================================================================

Consumer and Small Business Financial Services (CSB): The increase in net income during the first quarter of 2004 is reflective of continued growth in core deposits, fee revenue, and consumer lending. Although net interest income has benefited from loan and deposit growth, the sustained low interest rate environment has reduced the net interest margin on deposits. Noninterest income has benefited from core deposit growth as higher volumes of transactions and number of accounts have led to increases in deposit and other service fees. Deposit growth slowed in the most recent quarter, reflecting a more competitive environment. Noninterest expense included an automobile lease residual value charge of $25 million for the first quarter of 2003, with no similar charge recorded in the first quarter of 2004, and a recovery of $2 million for the fourth quarter of 2003.

Wholesale Banking: Growth in net income on a linked-quarter and year-over-year comparison primarily reflects lower credit costs, the result of an overall improvement in net charge-offs, nonperforming loans, and other problem assets during the 2004 first quarter. Those trends are expected to continue over the balance of 2004. There were no commercial lease residual value charges recognized in noninterest expense during the first quarter of 2004 and fourth quarter of 2003, compared to charges of $16 million for the first quarter of 2003. Noninterest income in the 2004 first quarter included principal investment gains of $23 million, up from $89 thousand and $6 million for the fourth and first quarters of 2003, respectively.

National City Mortgage Co. (NCMC): The linked-quarter increase in net income was primarily related to higher MSR net hedging gains, offset by lower production revenue attributed to lower first quarter mortgage origination and sales levels and a change in accounting for mortgage loan commitments made to conform to the recently issued SEC Staff Accounting Bulletin 105, which had the effect of lowering first quarter revenue by $59 million. Net income declined on a year-over-year comparison as the first quarter 2004 decrease in production revenue more than offset the effect of MSR net hedging gains. Also affecting net income on a linked-quarter and year-over-year comparison were reductions in noninterest expense and net interest income, reflective of lower amounts of production-based incentive compensation and lower levels of loans held for sale, respectively. Average mortgage loans held for sale were $10.1 billion, $15.4 billion, and $21.7 billion at March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

National Consumer Finance (NCF): Linked-quarter and year-over-year net income continued to benefit from residential real estate production originated by the First Franklin business unit and home equity production originated nationally by the National Home Equity business unit. Strong growth in portfolio loans, including retained First Franklin loans, over the past several years has had a positive impact on net interest income. Historically, approximately half of all residential real estate loans originated by First Franklin have been retained in portfolio, and at March 31, 2004, the First Franklin portfolio grew to $15.6 billion, up from $15.1 billion at December 31, 2003 and $10.4 billion at March 31, 2003. Over the past year, $9.6 billion of First Franklin loans were retained in portfolio. Increases in noninterest income and expense resulted from higher First Franklin loan origination and sales revenue and related incentive compensation, respectively.

Asset Management: Net income increased during the first quarter of 2004 principally due to higher levels of assets under administration, resulting in higher fee income. Assets under administration were $111.9 billion, $111.8 billion, and $101.1 billion at March 31, 2004, December 31, 2003, and March 31, 2003, respectively. The growth in assets under administration is primarily the result of appreciation in the equity markets.

National Processing: The year-over-year growth in net income reflects increases in transaction volume, the second quarter 2003 acquisition of Bridgeview Payment Solutions, and the benefit of rate changes implemented by VISA(R) and MasterCard(R) in 2003. These favorable factors were partially offset by price compression in the national merchant base and a decline in transactions processed for the airline industry. The lower airline volumes are the result of the strategic decision in 2002 to discontinue serving this customer base as existing contractual obligations expire. The last remaining airline contract expires in 2005. The linked-quarter decrease in net income was mainly attributed to seasonally lower transaction volume following the fourth quarter holiday season.

Parent and Other: This category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. The major item affecting the year-over-year decrease was lower severance and related charges, which were $3 million in the first quarter of 2004, compared to $72 million for the same period last year. In addition, a tax benefit of $23 million was recorded in the first quarter of 2004 from the favorable conclusion of several tax examinations. The year-over-year decrease in net loss was partially offset by a first quarter 2004 gain of $9 million related to the securitization of $890 million of automobile loans, with no similar gain recognized during the first quarter of 2003. Items affecting the linked-quarter decline in net loss were the aforementioned first quarter 2004 securitization gain and tax benefit, coupled with lower bank stock fund gains and civic and community development investment write-downs. Bank stock fund gains and civic and community development writedowns were $103 thousand and $(12) million, respectively, for the first quarter of 2004, compared to $8 million and $(23) million, respectively, for the fourth quarter of 2003.

FINANCIAL CONDITION

This section should also be reviewed in conjunction with the average balance sheets presented on pages 65-66 of this financial review.

AVERAGE EARNING ASSETS

A summary of average earning assets follows:

---------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended
---------------------------------------------------------------------------------------------------------------
                                                               MARCH 31        December 31        March 31
(In Millions)                                                    2004             2003              2003
---------------------------------------------------------------------------------------------------------------
Portfolio loans
    Commercial                                                   $18,860         $  20,022        $  22,415
    Commercial construction                                        2,245             2,445            2,181
    Real estate-- commercial                                       9,819             9,587            9,420
    Real estate-- residential                                     27,076            25,564           21,025
    Home equity lines of credit                                   11,396            10,410            8,152
    Credit card and other unsecured lines of credit                2,283             2,330            2,033
    Other consumer                                                 7,406             7,543            7,957
---------------------------------------------------------------------------------------------------------------
         Total portfolio loans                                    79,085            77,901           73,183
Loans held for sale or securitization                             12,323            17,680           22,524
Securities (at amortized cost)                                     6,537             6,534            8,295
Other                                                                814             1,103              783
---------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                                             $98,759          $103,218         $104,785
===============================================================================================================

The increase in portfolio loans was primarily driven by the retention of residential real estate loan production from First Franklin and home equity loan production from the National Home Equity division. During the first quarter of 2004, $1.1 billion of First Franklin's production was retained for the residential real estate portfolio, compared to $3.2 billion a quarter ago and $1.8 billion in the first quarter a year ago. Over the past year, $9.6 billion of First Franklin loans were retained in portfolio. Period-end First Franklin residential real estate loans grew to $15.6 billion at March 31, 2004, up from $15.1 billion last quarter and $10.4 billion at March 31, 2003. Additionally, during 2003, $1.2 billion of adjustable-rate mortgage loans originated by NCMC were retained in portfolio, including $672 million in the first quarter of 2003 and $196 million in the first quarter of 2004. Home equity production remained strong during the first quarter of 2004, benefiting from the sustained low interest rate environment and continued focus on the national home equity market. Partially offsetting the increases in average portfolio loans during the first quarter of 2004 were the securitization of $890 million of automobile loans and the continued run-off of the automobile lease portfolio, both of which affected the decrease in the other consumer portfolio. Average balances of commercial loans have declined over the past year as paydowns have exceeded new volume, but that trend appears to have reversed during the first quarter, and growth is expected over the remainder of 2004.

Average loans held for sale decreased during the first quarter of 2004 from their peak levels in 2003 due to lower mortgage loan origination volumes at NCMC, offset to some extent by strong mortgage loan origination activity at First Franklin. Balances are expected to decline over the remainder of 2004.

The year-over-year decrease in average securities was primarily the result of sales and principal paydowns in the mortgage-backed and asset-backed securities portfolio.

The following table summarizes the period-end commercial, commercial construction, and commercial real estate portfolios by major industry and exposure to individual borrowers as of March 31, 2004.

---------------------------------------------------------------------------------------------------------------------
                                                                                        Average         Largest Loan
                                                 Outstanding          % to           Loan Balance       to a Single
(Dollars in Millions)                              Balance           Total            Per Obligor         Obligor
---------------------------------------------------------------------------------------------------------------------
Real estate                                       $  9,678             31%                 $.80            $ 42
Consumer cyclical                                    4,901             16                   .80             108
Consumer noncyclical                                 3,738             12                   .40              35
Industrial                                           3,265             10                   .90              51
Basic materials                                      2,646              9                  1.30              35
Financial                                            1,817              6                  1.40              45
Services                                             1,250              4                   .40              68
Energy and utilities                                   548              2                  1.00              20
Technology                                             240              1                  2.20              21
Miscellaneous                                        1,668              5                   .20              19
---------------------------------------------------------------------------------------------------------------------
                                                    29,751             96
Commercial leasing-- all industries                  1,347              4
---------------------------------------------------------------------------------------------------------------------
TOTAL                                              $31,098            100%
=====================================================================================================================

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING

A summary of average interest bearing liabilities and funding follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                      MARCH 31       December 31       March 31
(In Millions)                                                           2004             2003            2003
-------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                                          $ 15,658         $ 16,089        $ 15,689
Interest bearing core deposits                                          42,702           42,390          40,398
-------------------------------------------------------------------------------------------------------------------
  Total core deposits                                                   58,360           58,479          56,087
Purchased deposits                                                       7,378            8,465           9,972
Short-term borrowings                                                    9,536            9,746          14,942
Long-term debt                                                          21,339           25,056          22,826
-------------------------------------------------------------------------------------------------------------------
Total purchased funding                                                 38,253           43,267          47,740
Stockholders' equity                                                     9,659            9,390           8,529
-------------------------------------------------------------------------------------------------------------------
TOTAL FUNDING                                                         $106,272         $111,136        $112,356
===================================================================================================================
TOTAL INTEREST BEARING LIABILITIES                                    $ 80,955         $ 85,657        $ 88,138
===================================================================================================================
TOTAL CORE DEPOSITS, EXCLUDING MORTGAGE ESCROW DEPOSITS               $ 54,913         $ 54,785        $ 51,869
===================================================================================================================

The percentage of each funding source to total funding follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                       MARCH 31       December 31       March 31
                                                                         2004             2003            2003
-------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                                              14.7%            14.5%           14.0%
Interest bearing core deposits                                            40.2             38.1            35.9
-------------------------------------------------------------------------------------------------------------------
  Total core deposits                                                     54.9             52.6            49.9
Purchased deposits                                                         6.9              7.6             8.9
Short-term borrowings                                                      9.0              8.8            13.3
Long-term debt                                                            20.1             22.5            20.3
-------------------------------------------------------------------------------------------------------------------
Total purchased funding                                                   36.0             38.9            42.5
Stockholders' equity                                                       9.1              8.5             7.6
-------------------------------------------------------------------------------------------------------------------
TOTAL                                                                    100.0%           100.0%          100.0%
===================================================================================================================

The first quarter decline in average core deposits from the fourth quarter was due to lower mortgage escrow deposits. Excluding these deposits, core deposits grew for the 14th consecutive quarter. This growth continues to be reflective of new account acquisition and retention, attractive product offerings such as free checking and online bill payment, and an ongoing emphasis on service quality and customer care. Average purchased deposits and short-term borrowings, which are mainly used to fund asset growth in mortgage loans held for sale, decreased on a linked-quarter and year-over-year comparison in direct correlation with lower average balances of mortgage loans held for sale. The linked-quarter and year-over-year decrease in long-term debt was mainly the result of paydowns and maturities more than offsetting the impact of new debt issuances during the first quarter of 2004.

CAPITAL

The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. For further detail on capital and capital ratios, see Notes 15 and 16 to the consolidated financial statements.

Stockholders' equity was $9.9 billion at March 31, 2004, up from $9.3 billion and $8.6 billion at December 31, 2003 and March 31, 2003, respectively. Equity as a percentage of assets was 8.85% at March 31, 2004, compared to 8.19% at December 31, 2003 and 7.31% a year ago. Book value per common share rose to $16.25 at March 31, 2004, up from $15.39 and $14.05 at December 31, 2003 and
March 31, 2003, respectively.

The following table summarizes share repurchase activity for the first quarter of 2004.

----------------------------------------------------------------------------------------------------------------------------------
                                                                        Total Number of Shares     Maximum Number of Shares that
                                       Total Number       Average      Purchased Under Publicly      May Yet Be Purchased Under
                                         of Shares      Price Paid    Announced Share Repurchase        the Share Repurchase
Period                                   Purchased       Per Share          Authorizations                 Authorizations
----------------------------------------------------------------------------------------------------------------------------------
January 1 to January 31, 2004            1,352,000(a)     $34.32              1,352,000(a)                    26,506,000
February 1 to February 29, 2004            832,000(a)     $34.86                832,000(a)                    50,000,000(b)
March 1 to March 31, 2004                       --          --                       --                       50,000,000(b)
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                  2,184,000        $34.53              2,184,000                       50,000,000(b)
==================================================================================================================================

(a) Repurchases made under the October 25, 1999 and February 24, 2003 share repurchase authorizations.

(b) Shares available to be repurchased under the new February 16, 2004 share repurchase authorization.

On October 25, 1999, the Corporation's Board of Directors authorized a share repurchase program for the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.0 billion. On February 24, 2003, the Corporation's Board of Directors authorized the repurchase of up to 25 million shares of National City common stock, subject to a purchase limit of $800 million. Shares repurchased under these programs were purchased on the open market and are held for reissue in connection with the Corporation's compensation plans and for general corporate purposes. During the first quarter of 2004 and 2003, the Corporation repurchased 2.2 million and 1.4 million shares of its common stock, respectively, under these authorizations.

On February 16, 2004, the Corporation's Board of Directors authorized a share repurchase program for the repurchase of up to 50 million shares of National City common stock, subject to an aggregate purchase limit of $2.0 billion. This new authorization has no date of expiration and replaced all previous authorizations. To date, no shares have been repurchased under this authorization.

The Corporation's businesses typically generate significant amounts of capital each year in excess of normal dividend and reinvestment requirements. Subject to ongoing capital, investment, and acquisition considerations, management intends to continue share repurchases in 2004. Recent share repurchase activity has been limited by restrictions arising from pending acquisitions. Such restrictions will likely result in no further share repurchase activity until after shareholder approval of the Provident Financial Group, Inc. acquisition.

The dividend payout is continually reviewed by management and the Board of Directors. National City declared and paid dividends per common share of $.32 during the first quarter of 2004, up one and a half cents from the quarterly dividend per share declared and paid in the first quarter of last year. The dividend payout ratio, representing dividends per share divided by earnings per share, was 27.6% and 29.1% for the first quarters of 2004 and 2003, respectively.

At March 31, 2004, the Corporation's market capitalization was $21.6 billion. National City Corporation's common stock is traded on the New York Stock Exchange under the symbol "NCC." Historical stock price information is presented in the following table.

------------------------------------------------------------------------------------------------------------------------
                               2004                                               2003
                        --------------------     -----------------------------------------------------------------------
                               FIRST                   Fourth              Third             Second           First
NYSE: NCC                     QUARTER                 Quarter             Quarter           Quarter          Quarter
----------------------- --------------------     ------------------- ------------------ ----------------- --------------
High                           $37.10                   $34.44              $34.56           $34.97           $29.45
Low                             32.14                    29.46               29.03            27.72            26.53
Close                           35.58                    33.94               29.46            32.71            27.85
========================================================================================================================

RISK MANAGEMENT

National City management, with the oversight of the Board of Directors, has in place various committees and organizational structures for managing and mitigating risk on an enterprise-wide basis. The following discussion addresses the three major risks facing National City: credit, market, and liquidity.

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

The most significant factor affecting the level of net charge-offs and nonperforming and delinquent loans during the first quarter of 2004 and the allowance for loan losses at March 31, 2004 was the overall improvement in the economy over the past year, which lessened the financial stress on companies that had manifested itself through increased levels of delinquencies and net charge-offs in 2003.

There are no particular industry or geographic concentrations in net charge-offs or nonperforming or delinquent loans.

The following tables provide information and statistics on the overall quality of the loan portfolio.

NET CHARGE-OFFS:  Net charge-offs by portfolio type follow:

------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended
------------------------------------------------------------------------------------------------------
                                                         MARCH 31       December 31       March 31
(In Millions)                                              2004             2003            2003
------------------------------------------------------------------------------------------------------
Commercial                                                $16              $ 68            $ 93
Commercial construction                                    --                 1              --
Real estate-- commercial                                   (1)               10               2
Real estate-- residential                                  18                22              31
Home equity lines of credit                                 4                 4               4
Credit card and other
 unsecured lines of credit                                 29                25              20
Other consumer                                             16                21              21
------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                                     $82              $151            $171
======================================================================================================

Net charge-offs as a percentage of average loans by portfolio type follow:

------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended
------------------------------------------------------------------------------------------------------
                                                         MARCH 31       December 31       March 31
                                                           2004             2003            2003
------------------------------------------------------------------------------------------------------
Commercial                                                .34%             1.37%           1.67%
Commercial construction                                  (.01)              .13             .02
Real estate-- commercial                                 (.06)              .41             .10
Real estate-- residential                                 .28               .33             .59
Home equity lines of credit                               .14               .15             .20
Credit card and other
 unsecured lines of credit                               5.08              4.29            3.92
Other consumer                                            .91              1.04            1.09
=====================================================================================================
TOTAL NET CHARGE-OFFS
 TO AVERAGE PORTFOLIO LOANS (ANNUALIZED)                  .42%              .76%            .95%
=====================================================================================================

Net charge-offs decreased on a linked-quarter and year-over-year comparison primarily due to lower commercial losses, reflective of the improvement in the economy, lower levels of nonperforming loans, and loan sales. The first quarter 2004 decline in residential real estate net charge-offs reflects improvement in the overall credit quality of the portfolio, including the fourth quarter sale of $950 million of the former Altegra portfolio. The linked-quarter increase in credit card and other unsecured lines of credit net charge-offs was reflective of higher losses associated with the growth and seasoning of the portfolio coupled with higher levels of consumer bankruptcies. The decrease in other consumer net charge-offs reflects improvement in credit quality including a reduction in the portfolio through the continued runoff of the automobile lease business.

NONPERFORMING ASSETS: Details of nonperforming assets follow:

----------------------------------------------------------------------------------------------------------
                                                          MARCH 31        December 31        March 31
(Dollars in Millions)                                       2004              2003             2003
----------------------------------------------------------------------------------------------------------
Commercial                                                   $200             $257              $379
Commercial construction                                         4                7                 6
Real estate-- commercial                                       68               67                78
Real estate-- residential                                     233              219               233
----------------------------------------------------------------------------------------------------------
TOTAL NONPERFORMING LOANS                                     505              550               696
Other real estate owned (OREO)                                 92               99               116
Mortgage loans held for sale                                    9                8                10
----------------------------------------------------------------------------------------------------------
TOTAL NONPERFORMING ASSETS                                   $606             $657              $822
==========================================================================================================
NONPERFORMING ASSETS AS A PERCENTAGE OF:
  PERIOD-END PORTFOLIO LOANS AND OTHER
     NONPERFORMING ASSETS                                     .76%             .83%             1.10%
  PERIOD-END TOTAL ASSETS                                     .54              .58               .70
==========================================================================================================

Detail of loans 90 days past due accruing interest follows:

----------------------------------------------------------------------------------------------------------
                                                          MARCH 31        December 31        March 31
(In Millions)                                               2004              2003             2003
----------------------------------------------------------------------------------------------------------
Commercial                                                  $  26            $  20             $  42
Commercial construction                                        10                3                 5
Real estate - commercial                                       35               32                18
Real estate - residential                                     416              428               447
Home equity lines of credit                                    14               15                14
Credit card and other unsecured lines of credit                17               18                16
Other consumer                                                 10               12                12
Mortgage loans held for sale and other                         36               37                57
----------------------------------------------------------------------------------------------------------
TOTAL LOANS 90 DAYS PAST DUE ACCRUING INTEREST               $564             $565              $611
==========================================================================================================

In general, many of the same factors that affected comparability in net charge-offs also drove changes in nonperforming assets and loans 90 days past due. Additionally, the reduction in commercial nonperforming loans benefited from sales of nonperforming loans to third parties, which totaled $11 million, $27 million and $32 million for first quarter of 2004, the fourth quarter of 2003, and first quarter of 2003, respectively. The year-over-year decrease in nonperforming mortgage loans held for sale and 90 days past due accruing interest was primarily attributed to the lower mortgage warehouse.

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

The allowance for loan losses as a percentage of portfolio loans was 1.41% at March 31, 2004. The provision for loan losses was $83 million for the first quarter of 2004, down from $148 million last quarter and down from $200 million recorded for the same quarter last year. The lower loss provision in 2004 is reflective of the overall improvement in credit quality driven mainly by lower commercial losses and delinquent loans.

An allocation of the ending allowance for loan losses by portfolio type follows:

----------------------------------------------------------------------------------------------------------------
                                                                MARCH 31        December 31        March 31
(In Millions)                                                     2004              2003             2003
----------------------------------------------------------------------------------------------------------------
Commercial                                                      $   424          $   383           $   468
Commercial construction and real estate -
  Commercial                                                         62               56                56
Real estate-- residential                                           118              125               141
Home equity lines of credit and other consumer loans                 78               94                76
Credit card and other unsecured lines of credit                     118              129                76
Unallocated                                                         326              338               311
----------------------------------------------------------------------------------------------------------------
TOTAL ALLOWANCE                                                  $1,126           $1,125            $1,128
================================================================================================================

The allowance allocated to the commercial portfolio at March 31, 2004 decreased on a year-over-year comparison due to the aforementioned overall improvement in credit quality and sales of nonperforming commercial loans. The higher allowance allocated to the commercial portfolio at March 31, 2004 from year-end was primarily the result of refinements made to the loan loss allocation methodology and to the effect of recent experience on the loss factors used in the allocation model. The linked-quarter and year-over-year decline in the allowance allocated to the residential real estate portfolio was reflective of reduced estimated inherent risk in the portfolio due to improved credit quality and the aforementioned sale of the former Altegra portfolio in the fourth quarter of 2003. The linked-quarter decline in the allowance allocated to home equity and other consumer loans was primarily attributed to lower estimated inherent risk in the portfolio, reflective of improved credit quality. The allowance allocated to the credit card and other unsecured lines of credit at March 31, 2004 increased over the prior year primarily due to the same factors that drove the increases in net charge-offs previously discussed.

The unallocated allowance, which is maintained to absorb estimated probable inherent but undetected losses in the loan portfolio, remained relatively unchanged at March 31, 2004 based upon management's judgment and reflects continued uncertainty surrounding economic conditions in the near-term, including in the primary Midwest geographic region in which the company operates. Although most observable credit quality indicators have shown improvement, there are also increased risks that additional undetected losses exist in light of the severity of the past recession and ongoing uncertainty. Such uncertainty is evidenced by lagging job creation, volatility of interest rates and energy prices, the impacts of terrorism and war, budget shortfalls at all levels of government, and continuing slow demand for capital investments, especially in the manufacturing sector, all of which has led to greater volatility in historical loss rates used in National City's credit risk models. Additionally, as the result of acquisitions and expansion of lending activities into new products and markets, the portfolio mix has changed in recent years. As a result, historical loss experience data used in the allowance allocation estimates may not correspond exactly to the characteristics of the current portfolio. Also, in some portfolio sectors, robust data representative of a complete economic cycle is not available. In light of these factors, management believes that the actual risk of loss in the portfolio may be greater than the estimates in the historical loss allocation models.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation's Board of Directors. The Corporation is also exposed to equity price risk through its internally managed portfolio of bank and thrift common stock investments. As of March 31, 2004, this portfolio had a cost basis and fair value of $38 million and $42 million, respectively. Price risk is mitigated through active portfolio management and by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.

ASSET/LIABILITY MANAGEMENT: One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits.

Interest Rate Risk Measurement: Interest rate risk is monitored primarily through the use of two complementary measures: earnings simulation modeling and market value modeling. Both measures are highly assumption-dependent and change regularly as the balance sheet and business mix evolve; however, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.

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

Market implied forward rates over the next 12 months are used as the base rate scenario in the earnings simulation model. A high rate scenario and a low rate scenario are also modeled and consist of statistically determined two-standard deviation moves above and below market implied forward rates over the next 12 months. These rate scenarios are non-parallel in nature and result in short and long-term rates moving in different magnitudes. Resulting net incomes from the base, high, and low scenarios are compared and the percentage change from base net income is limited by ALCO policy to -4.0%.

The most recent earnings simulation model prepared for the April 2004 ALCO meeting projects net income would be 1.4% higher than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 9.1% if rates were two standard deviations below the implied forward curve over the same period. The projected decrease in net income is above the ALCO guideline of -4.0%, however, management believes a sustained decline in market interest rates from their current low level is unlikely.

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

Market Value Modeling: Market Value of Equity (MVE) analysis is used to estimate levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The MVE of the balance sheet is defined as the discounted present value of asset cash flows, minus the discounted value of liability cash flows, plus the discounted value of any off-balance sheet cash flows. Unlike the earnings simulation model, MVE analysis has no horizon limitations and does not truncate cash flows after 12 months. In addition, MVE analysis is performed on the balance sheet as of a single point in time and does not include estimates of future business volumes. As with earnings simulations, assumptions driving timing and magnitude of balance sheet cashflows are critical inputs to the model. Particularly important are assumptions driving loan and security prepayments and noncontractual deposit balance and rate behavior.

The sensitivity of MVE to changes in interest rates is an indication of the longer-term interest rate risk embedded in the balance sheet. This risk may not be present in an earnings simulation due to the short time horizon or effect of estimated new business volumes in the earnings simulation model. A primary measure of the sensitivity of MVE to movements in rates is defined as the Duration of Equity (DOE). DOE represents the estimated percentage change in MVE for a 1% instantaneous, parallel shift in the yield curve. Generally the larger the DOE the more sensitive the value of the balance sheet is to movements in rates. A positive DOE indicates the MVE should increase as rates fall, or decrease as rates rise. A negative DOE indicates that MVE should increase as rates rise, or decrease as rates fall. Due to the embedded options in the balance sheet, DOE is not constant and can shift with movements in the level or shape of the yield curve. ALCO has set limits on the maximum and minimum acceptable DOE at +3.0 and -1.0, respectively, as measured between +/- 150 basis point instantaneous, parallel shifts in the yield curve.

The most recent market value model prepared for the April 2004 ALCO meeting estimated the current DOE at -0.6. DOE would rise to +0.1 given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0. DOE would fall to -3.1 given a parallel shift of the yield curve down 150 basis points and would be out of the minimum constraint of -1.0, however management believes the likelihood of a sustained 150 basis point fall in rates from current rate levels to be unlikely.

At the end of 2003, the interest-rate-risk position, as presented and discussed in the 2003 Form 10-K, was asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. During the first three months of 2004, the Corporation maintained an asset sensitive interest-rate-risk position both from an earnings simulation and DOE perspective due to management's expectation that rates would rise.

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

LIQUIDITY RISK

Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also includes ensuring cash flow needs are met at a reasonable cost. The Corporation maintains a liquidity risk management policy which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial crisis. The liquidity position is continually monitored and reviewed by the Asset/Liability Management Committee.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale and securitization of various types of assets. Funding sources did not change significantly during the first quarter of 2004. Core deposits, the most significant source of funding, comprised approximately 55% of funding at March 31, 2004, 56% of funding at December 31, 2003, and 50% of funding at March 31, 2003. Asset securitization vehicles have also been used as a source of funding over the past several years. During the first quarter of 2004, the Corporation securitized $890 million of automobile loans. Further discussion of securitization activities is included in
Note 5 to the consolidated financial statements.

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

The primary source of funding for the holding company has been dividends and returns of investment from its bank subsidiaries. As discussed in Note 15 to the consolidated financial statements, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company. During the first three months of 2004, the bank subsidiaries declared and paid cash dividends totaling $2 million. Additionally, there were no returns of capital provided to the holding company by the bank subsidiaries during the first quarter of 2004.

Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At March 31, 2004, December 31, 2003 and March 31, 2003, $497 million, $693 million and $871 million, respectively, of commercial paper borrowings were outstanding.

The holding company has a $500 million internal line of credit with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at March 31, 2004, December 31, 2003, and March 31, 2003. The holding company also has a $375 million revolving credit agreement with a group of unaffiliated financial institutions, which serves as a back-up liquidity facility. No borrowings have occurred under this facility. This facility expires in 2005 with a provision to extend the expiration date under certain circumstances.

The Corporation also has in place a shelf registration with the SEC to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. During the first quarter of 2004, the holding company issued $200 million of senior notes under this shelf registration, leaving $1.3 billion available for future issuance.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,
AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of March 31, 2004, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include accrued interest, unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------
                                                                            PAYMENTS DUE IN
                                                         -------------------------------------------------------
                                                                         ONE TO       THREE TO        OVER
                                               NOTE        ONE YEAR       THREE         FIVE          FIVE
(In Millions)                               REFERENCE      OR LESS        YEARS         YEARS         YEARS         TOTAL
------------------------------------------------------------------------------------------------------------------------------
Deposits without a stated maturity(a)                       $53,392       $   --       $   --         $   --       $53,392
Consumer and brokered certificates
 of deposits(b)(c)                                            5,146        7,015        1,688          1,383        15,232
Federal funds borrowed and security
 repurchase agreements(b)                                     9,221           --           --             --         9,221
Borrowed funds(b)                               12            1,166           --           --             --         1,166
Long-term debt(b)(c)                          13, 14          8,065        6,135        3,473          4,542        22,215
Operating leases(d)                                             123          182          135            290           730
Purchase obligations                                            132          145           60              6           343
==============================================================================================================================

(a)  Excludes interest.

(b) Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at March 31, 2004. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(c) Excludes unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

(d) Represents obligations as of December 31, 2003, which are not materially different from the operating lease obligations at March 31, 2004.

The Corporation's operating lease obligations represent short and long-term lease and rental payments for facilities, certain software and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, data processing, capital expenditures, and the outsourcing of certain operational activities.

The Corporation also has obligations under its postretirement plan as described in Note 21 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation does not have any commitments or obligations to the defined benefit pension plan at March 31,2004 due to the funded status of the plan.

The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at March 31, 2004 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 22 to the consolidated financial statements.

Commitments: The following table details the amounts and expected maturities of significant commitments as of March 31, 2004. Further discussion of these commitments is included in Note 19 to the consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                One Year         One to        Three to        Over
(In Millions)                                                   or Less       Three Years     Five Years    Five Years      Total
-----------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Commercial                                                      $8,644          $4,407        $1,503           $106      $14,660
  Residential real estate                                         18,690              --            --             --       18,690
  Revolving home equity and credit card lines                     24,397              --            --             --       24,397
  Other                                                              392              --            --             --          392
Standby letters of credit                                          2,143           1,011           484            115        3,753
Commercial letters of credit                                         261               7            --             --          268
Net commitments to sell mortgage loans and mortgage-
  backed securities                                               13,289              --            --             --       13,289
Commitments to fund principal investments                             31             111            43             56          241
Commitments to fund civic and community investments                  105              39            25             33          202
===================================================================================================================================

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund's investment period at March 31, 2004. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate the commitments are invested, both of which are determined by either the general and/or limited partners of the funds.

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

The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.

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

MORTGAGE SERVICING RIGHT (MSR) ASSETS

Servicing residential mortgage loans for third-party investors represents a significant business activity of the National City Mortgage Co. line of business. As of March 31, 2004, MSR assets totaled $1.2 billion. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be readily available. As such, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are comparable to those used by other market participants.

Note 11 to the consolidated financial statements includes a sensitivity analysis showing the effects immediate 10% and 20% adverse changes in the mortgage loan prepayment and discount rate assumptions used to estimate the fair value of MSRs would have on the fair value. Management mitigates risk associated with declines in the estimated fair value of its MSRs due to increases in mortgage loan prepayments through the use of derivative instruments that are expected to increase in value when interest rates decline. The effects of recognized changes in the values of the MSRs and the related derivative instruments are include in mortgage banking revenue on the income statement. Note 11 to the financial statements includes discussion of the impacts of valuation changes on current period income.

DERIVATIVE INSTRUMENTS

The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of March 31, 2004, the recorded fair value of derivative assets and liabilities were $1.6 billion and $844 million, respectively. All derivative instruments are carried at fair value on the balance sheet. The valuation of derivative instruments is considered critical because most are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, management must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. The cash flow projection models are acquired from third parties and the assumptions used by management are based on yield curves, forward yield curves, and implied volatilities observable in the cash and derivatives market. The pricing models are also regularly validated by testing through comparison with other third parties.

Because the majority of the derivative instruments are used to protect the value of other assets and liabilities on the balance sheet, changes in the value of the derivatives instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can still occur if the derivative instruments are not effective in hedging changes in the value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in mortgage banking revenue on the consolidated income statement and affect the results of the National City Mortgage Co. line of business. Changes in the fair values of other derivatives are included in other income on the income statement and are primarily generated from investment funding activities and are not allocated to the business lines. Notes 1 and 22 to the consolidated financial statements also provide further discussion on the accounting and use of derivative instruments.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Corporation during 2004 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

FORWARD LOOKING STATEMENTS
--------------------------


This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management's views as of any subsequent date. The forward-looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation's ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation's business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation's annual report on Form 10-K for the year ended December 31, 2003, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC's Web site at www.sec.gov or on the Corporation's Web site at www.NationalCity.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

CONSOLIDATED AVERAGE BALANCE SHEETS

----------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
----------------------------------------------------------------------------------------------------------
                                                                            MARCH 31         March 31
 (In Millions)                                                                2004             2003
----------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Portfolio loans:
    Commercial                                                               $18,860         $  22,415
    Commercial construction                                                    2,245             2,181
    Real estate-- commercial                                                   9,819             9,420
    Real estate-- residential                                                 27,076            21,025
    Home equity lines of credit                                               11,396             8,152
    Credit card and other unsecured lines of credit                            2,283             2,033
    Other consumer                                                             7,406             7,957
----------------------------------------------------------------------------------------------------------
         Total portfolio loans                                                79,085            73,183
  Loans held for sale or securitization:
    Commercial                                                                    13                14
    Mortgage                                                                  11,780            22,510
    Automobile                                                                   530                --
----------------------------------------------------------------------------------------------------------
         Total loans held for sale or securitization                          12,323            22,524
  Securities available for sale, at cost                                       6,537             8,295
  Federal funds sold and security resale agreements                              260               118
  Other investments                                                              554               665
----------------------------------------------------------------------------------------------------------
Total earning assets                                                          98,759           104,785
Allowance for loan losses                                                     (1,124)           (1,101)
Fair value appreciation of securities available for sale                         220               324
Cash and demand balances due from banks                                        3,015             3,376
Properties and equipment                                                       1,128             1,038
Other real estate owned                                                           98               115
Mortgage servicing assets                                                      1,341               762
Goodwill                                                                       1,103             1,078
Other intangible assets                                                           59                72
Derivative assets                                                                783               935
Accrued income and other assets                                                4,041             4,934
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $109,423          $116,318
==========================================================================================================
LIABILITIES
Deposits:
  Noninterest bearing                                                       $ 15,658           $15,689
  NOW and money market                                                        27,325            23,489
  Savings                                                                      2,369             2,458
  Consumer time                                                               13,008            14,451
  Brokered retail CDs                                                            499             2,871
  Other                                                                          359               499
  Foreign                                                                      6,520             6,602
----------------------------------------------------------------------------------------------------------
         Total deposits                                                       65,738            66,059
----------------------------------------------------------------------------------------------------------
Federal funds borrowed and security repurchase agreements                      7,942            12,306
Borrowed funds                                                                 1,594             2,636
Long-term debt                                                                21,339            22,826
Derivative liabilities                                                           435               574
Accrued expenses and other liabilities                                         2,716             3,388
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             99,764           107,789
STOCKHOLDERS' EQUITY
  Preferred                                                                       --                --
  Common                                                                       9,659             8,529
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     9,659             8,529
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $109,423          $116,318
==========================================================================================================

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                                              Daily Average Balance
----------------------------------------------------------------------------------------------------------------------------------
                                                            2004                                   2003
                                                       ---------------------------------------------------------------------------
                                                           FIRST           Fourth          Third          Second          First
                                                          QUARTER         Quarter         Quarter         Quarter        Quarter
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                           $ 18,873       $  20,035       $  21,165       $  22,014      $  22,429
    Commercial construction                                 2,245           2,445           2,425           2,318          2,181
    Real estate-- commercial                                9,819           9,587           9,450           9,475          9,420
    Real estate-- residential                              38,856          42,624          51,111          46,574         43,535
    Home equity lines of credit                            11,396          10,410           9,612           8,761          8,152
    Credit card and other unsecured lines of credit         2,283           2,330           2,170           2,084          2,033
    Other consumer                                          7,936           8,150           8,167           7,957          7,957
----------------------------------------------------------------------------------------------------------------------------------
      Total loans                                          91,408          95,581         104,100          99,183         95,707
  Securities available for sale, at cost:
    Taxable                                                 5,879           5,860           5,988           6,721          7,650
    Tax-exempt                                                658             674             679             676            645
----------------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                   6,537           6,534           6,667           7,397          8,295
  Federal funds sold, security resale
    agreements and other investments                          814           1,103           1,217             775            783
----------------------------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates     98,759         103,218         111,984         107,355        104,785
Allowance for loan losses                                  (1,124)         (1,125)         (1,144)         (1,127)        (1,101)
Fair value appreciation of securities
  available for sale                                          220             201             202             302            324
Nonearning assets                                          11,568          12,172          12,609          12,505         12,310
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $109,423        $114,466        $123,651        $119,035       $116,318
==================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                           $27,325       $  26,845       $  26,091       $  25,045      $  23,489
  Savings accounts                                          2,369           2,367           2,422           2,447          2,458
  Consumer time deposits                                   13,008          13,178          13,337          13,972         14,451
  Other deposits                                              858           1,205           3,241           3,207          3,370
  Foreign deposits                                          6,520           7,260           7,186           6,950          6,602
  Federal funds borrowed                                    4,996           5,765           7,632           9,054          9,171
  Security repurchase agreements                            2,946           2,989           3,028           2,899          3,135
  Borrowed funds                                            1,594             992           1,087           1,527          2,636
  Long-term debt                                           21,339          25,056          27,569          23,914         22,826
----------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/
      Total interest expense/rates                         80,955          85,657          91,593          89,015         88,138
  Noninterest bearing deposits                             15,658          16,089          19,408          17,596         15,689
  Accrued expenses and other liabilities                    3,151           3,330           3,479           3,638          3,962
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                          99,764         105,076         114,480         110,249        107,789
TOTAL STOCKHOLDERS' EQUITY                                  9,659           9,390           9,171           8,786          8,529
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $109,423        $114,466        $123,651        $119,035       $116,318
==================================================================================================================================
TAX-EQUIVALENT NET INTEREST INCOME
==================================================================================================================================
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
==================================================================================================================================

(a)  Includes loans held for sale or securitization

------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                                            Quarterly Interest
------------------------------------------------------------------------------------------------------------------------------
                                                            2004                                2003
                                                        ----------------------------------------------------------------------
                                                            FIRST         Fourth         Third        Second        First
                                                           QUARTER        Quarter       Quarter      Quarter       Quarter
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                              $   175        $   183        $   198      $   217       $   220
    Commercial construction                                      24             25             27           26            25
    Real estate-- commercial                                    143            144            146          146           145
    Real estate-- residential                                   608            683            807          744           730
    Home equity lines of credit                                 123            103             99           95            89
    Credit card and other unsecured lines of credit              47             45             43           41            44
    Other consumer                                              131            138            140          143           148
------------------------------------------------------------------------------------------------------------------------------
      Total loans                                             1,251          1,321          1,460        1,412         1,401
  Securities available for sale, at cost:
    Taxable                                                      74             73             71           93           102
    Tax-exempt                                                   12             12             13           13            13
------------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                        86             85             84          106           115
  Federal funds sold, security resale
    agreements and other investments                             13             10             10           10            11
------------------------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates       $1,350         $1,416         $1,554       $1,528        $1,527
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                            $     57       $     59       $     63     $     67      $     68
  Savings accounts                                                2              2              3            3             3
  Consumer time deposits                                        112            118            120          131           137
  Other deposits                                                  2              4              8           10            12
  Foreign deposits                                               15             17             19           25            23
  Federal funds borrowed                                         14             16             27           35            36
  Security repurchase agreements                                  4              4              4            5             6
  Borrowed funds                                                  3              2              2            5             9
  Long-term debt                                                116            153            157          145           132
------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/
      total interest expense/rates                          $   325        $   375        $   403      $   426       $   426
  Noninterest bearing deposits
  Accrued expenses and other liabilities
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.
==============================================================================================================================
TAX-EQUIVALENT NET INTEREST INCOME                           $1,025         $1,041         $1,151       $1,102        $1,101
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


(a)  Includes loans held for sale or securitization


-------------------------------------------------------------------------------------------------------------------------------
                                                                                      Average Annualized Rate
-------------------------------------------------------------------------------------------------------------------------------
                                                              2004                               2003
                                                          ------------- -------------------------------------------------------
                                                             FIRST         Fourth        Third         Second         First
                                                            QUARTER       Quarter       Quarter        Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                                  3.72%         3.63%         3.73%         3.94%          3.97%
    Commercial construction                                     4.30          4.07          4.48          4.49           4.65
    Real estate-- commercial                                    5.87          5.99          6.10          6.18           6.25
    Real estate-- residential                                   6.26          6.41          6.31          6.39           6.71
    Home equity lines of credit                                 4.33          3.97          4.11          4.36           4.36
    Credit card and other unsecured lines of credit             8.30          7.57          7.81          8.06           8.68
    Other consumer                                              6.62          6.76          6.79          7.19           7.55
-------------------------------------------------------------------------------------------------------------------------------
      Total loans                                               5.49          5.52          5.59          5.70           5.89
  Securities available for sale, at cost:
    Taxable                                                     5.01          4.92          4.81          5.47           5.37
    Tax-exempt                                                  7.53          7.50          7.50          7.68           8.06
-------------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                       5.26          5.19          5.08          5.68           5.58
  Federal funds sold, security resale
    agreements and other investments                            6.49          3.26          3.29          5.33           5.71
-------------------------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates          5.48%         5.47%         5.53%         5.70%          5.86%
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                                  .83%          .88%          .96%         1.07%          1.18%
  Savings accounts                                               .35           .36           .39           .46            .58
  Consumer time deposits                                        3.47          3.55          3.58          3.74           3.86
  Other deposits                                                1.13          1.07          1.05          1.26           1.42
  Foreign deposits                                               .94           .94          1.05          1.42           1.42
  Federal funds borrowed                                        1.13          1.09          1.37          1.57           1.59
  Security repurchase agreements                                 .55           .53           .53           .71            .73
  Borrowed funds                                                 .75           .96           .98          1.21           1.38
  Long-term debt                                                2.18          2.42          2.26          2.44           2.33
-------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities/
      total interest expense/rates                              1.62%         1.74%         1.75%         1.92%          1.96%
  Noninterest bearing deposits
  Accrued expenses and other liabilities
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
===============================================================================================================================
TAX-EQUIVALENT NET INTEREST INCOME
===============================================================================================================================
INTEREST SPREAD                                                 3.86%         3.73%         3.78%         3.78%          3.90%
Contribution of noninterest bearing sources of funds             .30           .30           .32           .33            .31
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                             4.16%         4.03%         4.10%         4.11%          4.21%
===============================================================================================================================

(a)  Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on 57-58 of this report are incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

National City Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 54 of this report are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the March 31, 2004 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.

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
 10.12    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 [on Form S-8] to Form S-4 Registration
          Statement No. 333-46571 dated March 19, 1998, and
          incorporated herein by reference).
 10.13    Amended and Restated First of America Bank Corporation Stock
          Compensation Plan (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.14    First of America Bank Corporation Directors Stock
          Compensation Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.15    National City Corporation 1997 Stock Option Plan as Amended
          and Restated effective October 22, 2001 (filed as Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001, and incorporated herein by reference).
 10.16    National City Corporation 1997 Restricted Stock Plan as
          Amended and Restated effective October 31, 2001 (filed as
          Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.17    The National City Corporation Retention Plan for Executive
          Officers effective April 29, 2003 (filed as Exhibit 10.17 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2003, and incorporated herein by reference).
 10.18    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Post-Effective
          Amendment No. 1 [on Form S-8] to Form S-4 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.19    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 [on Form S-8] to Form S-4 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.20    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 [on Form S-8] to Form S-4
          Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
 10.21    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000, and
          incorporated herein by reference).
 10.22    The National City Corporation Management Incentive Plan for
          Senior Officers, as Amended and Restated effective February 23,
          2004 (filed as Exhibit D to Registrant's Proxy Statement dated
          March 11, 2004, and incorporated herein by reference).
 10.23    National City Corporation Supplemental Cash Balance Pension
          Plan as Amended and Restated effective November 1, 2001
          (filed as Exhibit 10.25 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
 10.24    The National City Corporation 2001 Stock Option Plan as
          Amended and Restated effective October 22, 2001 (filed as
          Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.25    National City Savings and Investment Plan No. 3 (filed as
          Exhibit 4.3 to Registrant's Form S-8 Registration Statement
          No. 333-61712 dated as of May 25, 2001, and incorporated
          herein by reference).
 10.26    Amendment No. 1 to the National City Savings and Investment
          Plan No. 3 (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 to Form S-8 Registration
          Statement No. 333-61712 and incorporated herein by
          reference).
 10.27    National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 8,
          2002, and incorporated herein by reference).
 10.28    The National City Corporation Long-Term Deferred Share
          Compensation Plan effective April 22, 2002 (filed as Exhibit
          10.33 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.29    The National City Corporation Deferred Compensation Plan as
          Amended and Restated effective July 23, 2002 (filed as
          Exhibit 10.34 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002, and incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.30    Form of Agreement Not To Compete with David A. Daberko and
          William E. MacDonald III (filed as Exhibit 10.35 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.31    Visa(R) U.S.A. Inc. limited guaranty between National City
          Corporation and Visa(R) U.S.A. Inc. dated August 6, 2002
          (filed as Exhibit 10.36 to Registrant's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
 10.32    The National City Corporation Executive Savings Plan, as
          Amended and Restated effective January 1, 2003 (filed as
          Exhibit 10.32 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).
 10.33    The National City Corporation Savings and Investment Plan,
          as Amended and Restated effective January 1, 2001 (filed as
          Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).
 10.34    The National City Corporation Savings and Investment Plan
          No. 2, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.34 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.35    Amendment No. 1 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.35 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.36    Amendment No. 1 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002,
          and incorporated herein by reference).
 10.37    Amendment No. 1 to the Split Dollar Insurance Agreement
          effective January 1, 2003 (filed as Exhibit 10.37 to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by
          reference).
 10.38    Credit Agreement dated as of April 12, 2001, by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001, and incorporated herein by
          reference) and the Assumption Agreement dated June 11, 2002
          (filed as Exhibit 4.2 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2002, and
          incorporated herein by reference).
 10.39    MasterCard International Incorporated limited guaranty
          between National City Corporation and MasterCard
          International Incorporated dated April 30, 2003 (filed as
          Exhibit 10.39 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2003, and incorporated
          herein by reference).
 10.40    The National City Corporation Long-Term Cash and Equity
          Incentive Plan (filed as Exhibit 99.1 to Registrant's
          Current Report on Form 8-K filed April 6, 2004, and
          incorporated herein by reference).
 10.41    Agreement Not to Compete with Robert J. Ondercik.
 10.42    Amendment No. 2 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001.
 10.43    Amendment No. 2 to the National City Savings and
          Investment Plan No. 2, as Amended and Restated effective
          January 1, 2001.
 10.44    Amendment No. 3 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant's Post-Effective Amendment
          No. 3 to Form S-8 Registration Statement No. 333-61712 dated
          April 19, 2004, and incorporated herein by reference).
 10.45    Amendment No. 3 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.2 to the Registrant's Post-Effective
          Amendment No. 3 to Form S-8 Registration Statement No.
          333-61712 dated April 19, 2004, and incorporated herein by reference).
 10.46    Amendment No. 4 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.3 to the Registrant's Post-Effective
          Amendment No. 3 to Form S-8 Registration Statement No.
          333-61712 dated April 19, 2004, and incorporated herein by reference).
 10.47    Allegiant Bancorp, Inc. 2002 Stock Incentive Plan (filed as
          Appendix A to Allegiant Bancorp, Inc.'s Proxy Statement for
          its 2002 Annual Meeting, and incorporated herein by reference).
 10.48    Allegiant Bancorp, Inc. 2000 Stock Incentive Plan (filed as
          Annex A to Allegiant Bancorp, Inc.'s Proxy Statement for
          its 2000 Annual Meeting, and incorporated herein by reference).
 12.1     Computation of Ratio of Earnings to Fixed Charges.
 14.1     Code of Ethics (filed as Exhibit 14.1 to Registrant's
          Current Report on Form 8-K filed on July 31, 2003, and
          incorporated herein by reference).
 14.2     Code of Ethics for Senior Financial Officers (filed as
          Exhibit 14.2 to Registrant's Current Report on Form 8-K
          filed on July 31, 2003, and incorporated herein by
          reference).
 31.1     Chief Executive Officer Sarbanes-Oxley Act 302 Certification
          dated May 7, 2004 for National City Corporation's Quarterly Report
          on Form 10-Q for the quarter ended March 31, 2004.
 31.2     Chief Financial Officer Sarbanes-Oxley Act 302 Certification
          dated May 7, 2004 for National City Corporation's
          Quarterly Report on Form 10-Q for the quarter ended March 31,
          2004.
 32.1     Chief Executive Officer Sarbanes-Oxley Act 906 Certification
          dated May 7, 2004 for National City Corporation's
          Quarterly Report on Form 10-Q for the quarter ended March 31,
          2004.
 32.2     Chief Financial Officer Sarbanes-Oxley Act 906 Certification
          dated May 7, 2004 for National City Corporation's
          Quarterly Report on Form 10-Q for the quarter ended March 31,
          2004.

REPORTS ON FORM 8-K

The following reports were filed or furnished, as indicated in the individual report, by National City Corporation during the three-month period ended March 31, 2004 through the date of this Form 10-Q filing:

January 15, 2004    National City issued a news release announcing its financial results for the fourth quarter and fiscal year ended
                    December 31, 2003 and the availability of the December 31, 2003 Condensed Financial Supplement on its Web site at www.NationalCity.com. The news release also announced that National City restated its results for 2001, 2002, and the nine-month period ended September 30, 2003 related to the application of Statement of Financial Accounting Standards
                    No. 133, Accounting for Derivative Instruments and Hedging
                    Activities.

January 26, 2004    National City announced the posting of its December 31, 2003
                    Financial Supplement to its Web site.

February 17, 2004   National City issued a news release announcing that it
                    entered into a definitive agreement to acquire Provident
                    Financial Group, Inc.

March 11, 2004      National City announced the posting of its Mid-Quarter
                    Update to Financial Supplement to its Web site.

March 17, 2004      National City filed the following exhibits related to the
                    issuance of $200 million, 3.125% Senior Notes due April 30,
                    2009, under National City Corporation's Form S-3 shelf registration dated May 5, 2003: an offering prospectus, an underwriting agreement between National City and Lehman
                    Brothers, a terms agreement between National City and Lehman
                    Brothers, a Senior Indenture between National City and the
                    Bank of New York, and the computation of ratio of earnings to fixed charges for National City Corporation.

March 19, 2004      National City issued a news release announcing that
                    Allegiant shareholders approved the merger of Allegiant
                    Bancorp, Inc. and National City Corporation (the merger) pursuant to the Agreement and Plan of Merger. Additionally, National City announced that it received approval from the Federal Reserve Board for the merger, and that the transaction is expected to close on April 9, 2004.

March 23, 2004      National City issued a news release announcing that Robert
                    J. Ondercik, executive vice president of risk management, plans to retire. James R. Bell III will succeed Mr. Ondercik effective April 1, 2004 as executive vice president of risk management.

April 6, 2004       National City announced that the Compensation and
                    Organization Committee of the Corporation's Board of
                    Directors approved an amendment to the Long-Term Cash and Equity Incentive Plan (the plan), which was previously filed as Exhibit D in the Corporation's Proxy Statement dated
                    March 11, 2004. The amended plan was also filed in this Form
                    8-K as Exhibit 99.1.

April 9, 2004       National City issued a news release announcing the
                    completion of its acquisition of Allegiant Bancorp, Inc.

April 12, 2004      National City filed an amendment to Form 8-K filed on
                    February 17, 2004 stating that financial statements of Provident Financial Inc. are not required to be filed in a Form 8-K.

April 15, 2004      National City issued a news release announcing its financial results for the quarterly period ended March 31, 2004 and the availability of the March 31, 2004 Financial Supplement on its Web site.

May 6, 2004         National City filed an updated March 31, 2004 Financial
                    Supplement and announced the posting of the updated
                    Financial Supplement on its Web site.

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

INVESTOR INFORMATION

Betsy Figgie
Investor Relations
Department 2101
P.O. Box 5756
Cleveland, Ohio 44101-0756
800-622-4204
E-mail: investor.relations@nationalcity.com

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

CORPORATE GOVERNANCE

National City's corporate governance practices are described in the following documents, which are available free of charge on the Corporation's Web site at National City.com or in print form through the investor relations department:
Corporate Governance Guidelines, Code of Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Nominating and Board of Directors Governance Committee Charter, and the Compensation Committee Charter.

COMMON STOCK LISTING

National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NTLCITY.

The common stock of National City's 83%-owned payment processing subsidiary, National Processing, Inc., is traded on the New York Stock Exchange under the symbol NAP. The stock is abbreviated in financial publications as NTLPROC.

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

                           FORM 10-Q -- MARCH 31, 2004

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

                         NATIONAL CITY CORPORATION
                         --------------------------------------------------
                         (Registrant)

Date: May 7, 2004
                         /s/ DAVID A. DABERKO
                         --------------------------------------------------
                         David A. Daberko
                         Chairman and Chief Executive Officer

                         /s/ JEFFREY D. KELLY
                         --------------------------------------------------
                         Jeffrey D. Kelly
                         Executive Vice President and Chief Financial Officer

[NATIONAL CITY LOGO]
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484