Form 10-Q
period 2004-06-30
NATIONAL CITY CORP
filed 2004-08-06
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2004

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

                        Common stock -- $4.00 Par Value
                Outstanding as of July 31, 2004 -- 662,744,926

                                 NATIONALCITY(R)

                           QUARTER ENDED JUNE 30, 2004

                                FINANCIAL REPORT
                                  AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004

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

                                TABLE OF CONTENTS

                                                                                                            Page
PART I -- FINANCIAL INFORMATION
Financial Highlights                                                                                          3
Item 1. Financial Statements:
    Consolidated Statements of Income                                                                         4
    Consolidated Balance Sheets                                                                               5
    Consolidated Statements of Cash Flows                                                                     6
    Consolidated Statements of Changes in Stockholders' Equity                                                7
    Notes to Consolidated Financial Statements                                                                7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
    Financial Review                                                                                         48
    Consolidated Average Balance Sheets                                                                      68
    Daily Average Balances/Net Interest Income/Rates                                                         69
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                           72
Item 4. Controls and Procedures                                                                              72

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings                                                                                    72
Item 2. Changes in Securities and Use of Proceeds                                                            72
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders                                                  72
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K                                                                     74

Signatures                                                                                                   80


PART I - FINANCIAL INFORMATION

FINANCIAL HIGHLIGHTS

                                                                   Three Months Ended                  Six Months Ended
                                                                         June 30                            June 30
                                                              -----------------------------       ----------------------------
(Dollars In Thousands, Except Per Share Amounts)                 2004              2003               2004           2003
------------------------------------------------              -----------       -----------       ------------    ------------
FOR THE PERIOD
  Tax-equivalent net interest income                          $ 1,066,780       $ 1,102,248       $  2,091,937    $  2,202,976
  Provision for loan losses                                        60,788           183,147            143,295         383,380
  Noninterest income                                              866,277         1,011,912          1,983,974       2,115,398
  Noninterest expense                                           1,075,137         1,026,237          2,061,477       2,035,103
  Income tax expense and tax-equivalent adjustment                278,086           318,968            641,725         670,580
                                                              -----------       -----------       ------------    ------------
  Net income                                                  $   519,046       $   585,808       $  1,229,414    $  1,229,311
                                                              ===========       ===========       ============    ============
  Net income per common share
    Basic                                                     $       .84       $       .96       $       2.01    $       2.01
    Diluted                                                           .83               .94               1.99            1.99
  Dividends paid per common share                                     .32              .305                .64             .61
  Return on average common equity                                   20.13%            26.74%             24.69%          28.63%
  Return on average assets                                           1.80              1.97               2.20            2.11
  Net interest margin                                                4.09              4.11               4.12            4.16
  Efficiency ratio                                                  55.77             49.27              50.64           47.47
  Average equity to average assets                                   8.95              7.38               8.89            7.36
  Annualized net charge-offs to average portfolio loans               .30               .88                .36             .91
  Average shares
    Basic                                                     619,097,523       612,119,565        612,507,157     611,822,337
    Diluted                                                   625,476,357       618,384,192        619,036,496     616,989,238
                                                              ===========       ===========       ============    ============
AT PERIOD END
  Assets                                                                                          $116,969,803    $123,342,589
  Portfolio loans                                                                                   84,537,266      75,838,729
  Loans held for sale or securitization                                                             12,466,789      26,796,226
  Securities, at fair value                                                                          6,516,742       7,377,350
  Deposits                                                                                          73,036,089      66,770,788
  Stockholders' equity                                                                              10,334,984       9,029,909

  Book value per common share                                                                     $      16.86          $14.72
  Market value per common share                                                                          35.01           32.71
  Equity to assets                                                                                        8.84%           7.32%
  Allowance for loan losses as a percentage of
     period-end portfolio loans                                                                           1.35            1.51
  Nonperforming assets to period-end
     portfolio loans and other nonperforming assets                                                        .64            1.08

  Common shares outstanding                                                                        612,880,193     613,426,098
  Full-time equivalent employees                                                                        34,062          32,414
                                                                                                  ============    ============


ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended             Six Months Ended
                                                                      June 30                       June 30
                                                            ---------------------------   ---------------------------

(Dollars in Thousands, Except Per Share Amounts)               2004           2003           2004           2003
------------------------------------------------            ------------   ------------   ------------   ------------
INTEREST INCOME

  Loans                                                     $  1,305,225   $  1,409,904   $  2,554,332   $  2,808,148
  Securities:

    Taxable                                                       65,332         85,957        134,625        182,933
    Exempt from Federal income taxes                               8,544          8,579         16,743         17,143
    Dividends                                                      4,670          6,283          8,876         11,475
  Federal funds sold and security resale agreements                1,505            612          2,234          1,116
  Other investments                                                9,827          9,698         22,231         20,214
                                                            ------------   ------------   ------------   ------------
      Total interest income                                    1,395,103      1,521,033      2,739,041      3,041,029
INTEREST EXPENSE

  Deposits                                                       201,650        234,353        390,195        478,704
  Federal funds borrowed and security
    repurchase agreements                                         19,664         40,685         37,668         82,270
  Borrowed funds                                                   3,101          4,600          6,059         13,598
  Long-term debt and capital securities                          110,303        145,813        226,107        277,584
                                                            ------------   ------------   ------------   ------------
      Total interest expense                                     334,718        425,451        660,029        852,156
                                                            ------------   ------------   ------------   ------------
NET INTEREST INCOME                                            1,060,385      1,095,582      2,079,012      2,188,873
PROVISION FOR LOAN LOSSES                                         60,788        183,147        143,295        383,380
                                                            ------------   ------------   ------------   ------------
      Net interest income after provision for loan losses        999,597        912,435      1,935,717      1,805,493
NONINTEREST INCOME

  Mortgage banking revenue                                       193,173        426,924        772,571      1,057,657
  Deposit service charges                                        161,549        142,126        308,902        276,862
  Payment processing revenue                                     131,944        113,047        253,563        218,458
  Trust and investment management fees                            79,803         77,310        155,379        146,669
  Card-related fees                                               37,965         44,036         75,095         85,117
  Brokerage revenue                                               34,167         33,428         66,419         57,904
  Other                                                          222,479        143,634        346,709        241,154
                                                            ------------   ------------   ------------   ------------
      Total fees and other income                                861,080        980,505      1,978,638      2,083,821
  Securities gains, net                                            5,197         31,407          5,336         31,577
                                                            ------------   ------------   ------------   ------------
      Total noninterest income                                   866,277      1,011,912      1,983,974      2,115,398
NONINTEREST EXPENSE

  Salaries, benefits, and other personnel                        594,060        542,291      1,142,951      1,103,453
  Equipment                                                       71,728         62,763        141,205        127,455
  Net occupancy                                                   59,476         56,081        119,435        114,437
  Third-party services                                            72,346         70,838        140,710        136,382
  Card processing                                                 60,396         51,194        117,939        103,520
  Marketing and public relations                                  29,858         66,272         52,118         83,584
  Other                                                          187,273        176,798        347,119        366,272
                                                            ------------   ------------   ------------   ------------
      Total noninterest expense                                1,075,137      1,026,237      2,061,477      2,035,103
                                                            ------------   ------------   ------------   ------------
Income before income tax expense                                 790,737        898,110      1,858,214      1,885,788
Income tax expense                                               271,691        312,302        628,800        656,477
                                                            ------------   ------------   ------------   ------------
NET INCOME                                                  $    519,046   $    585,808   $  1,229,414   $  1,229,311
                                                            ============   ============   ============   ============
NET INCOME PER COMMON SHARE

  Basic                                                     $        .84   $        .96   $       2.01   $       2.01
  Diluted                                                            .83            .94           1.99           1.99
AVERAGE COMMON SHARES OUTSTANDING

  Basic                                                      619,097,523    612,119,565    612,507,157    611,822,337
  Diluted                                                    625,476,357    618,384,192    619,036,496    616,989,238
                                                            ============   ============   ============   ============

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30        December 31        June 30
(In Thousands)                                                             2004             2003             2003
--------------                                                         -------------    -------------    -------------
ASSETS
  Cash and demand balances due from banks                              $   3,171,945    $   3,595,706    $   4,042,648
  Federal funds sold and security resale agreements                        1,087,481          162,347           81,574
  Securities available for sale, at fair value                             6,516,742        6,865,616        7,377,350
  Other investments                                                          568,230          830,887          842,893
  Loans held for sale or securitization:
    Commercial                                                                26,249           16,300           12,591
    Mortgage                                                              12,440,540       14,497,277       26,783,635
    Automobile                                                                    --          853,982               --
                                                                       -------------    -------------    -------------
      Total loans held for sale or securitization                         12,466,789       15,367,559       26,796,226
  Portfolio loans:
    Commercial                                                            19,738,970       19,164,326       21,837,932
    Commercial construction                                                2,284,178        2,289,429        2,341,879
    Real estate -- commercial                                             11,014,482        9,827,877        9,462,072
    Real estate -- residential                                            28,731,664       27,393,711       23,009,187
    Home equity lines of credit                                           13,781,781       10,950,356        9,124,178
    Credit card and other unsecured lines of credit                        2,198,703        2,324,198        2,124,368
    Other consumer                                                         6,787,488        7,328,956        7,939,113
                                                                       -------------    -------------    -------------
      Total portfolio loans                                               84,537,266       79,278,853       75,838,729
    Allowance for loan losses                                             (1,144,619)      (1,125,329)      (1,147,098)
                                                                       -------------    -------------    -------------
      Net portfolio loans                                                 83,392,647       78,153,524       74,691,631
  Properties and equipment                                                 1,202,100        1,125,526        1,106,705
  Other real estate owned                                                     95,470           99,418          103,685
  Mortgage servicing assets                                                1,926,051        1,298,417          733,420
  Goodwill                                                                 1,423,536        1,103,340        1,102,799
  Other intangible assets                                                     68,408           62,475           74,502
  Derivative assets                                                          876,243        1,349,259        1,819,917
  Accrued income and other assets                                          4,174,161        3,919,386        4,569,239
                                                                       -------------    -------------    -------------
TOTAL ASSETS                                                           $ 116,969,803    $ 113,933,460    $ 123,342,589
                                                                       =============    =============    =============
LIABILITIES
  Deposits:
    Noninterest bearing                                                $  17,448,186    $  16,585,367    $  19,238,413
    NOW and money market                                                  28,153,616       26,849,261       25,415,374
    Savings                                                                2,560,288        2,353,721        2,426,424
    Consumer time                                                         13,689,154       13,133,909       13,646,875
    Other                                                                  1,278,431          924,969        2,440,785
    Foreign                                                                9,906,414        4,082,803        3,602,917
                                                                       -------------    -------------    -------------
      Total deposits                                                      73,036,089       63,930,030       66,770,788
  Federal funds borrowed and security repurchase agreements                5,892,472        6,693,916       12,112,317
  Borrowed funds                                                           3,903,212        6,615,460        2,667,925
  Long-term debt                                                          20,243,182       23,480,724       27,758,252
  Junior subordinated debentures owed to unconsolidated
    subsidiary trusts                                                        249,210          185,568               --
  Corporation-obligated mandatorily redeemable capital securities of
    subsidiary trusts holding solely debentures of the Corporation                --               --          180,000
  Derivative liabilities                                                     707,349          875,737        1,416,132
  Accrued expenses and other liabilities                                   2,603,305        2,823,354        3,407,266
                                                                       -------------    -------------    -------------
TOTAL LIABILITIES                                                        106,634,819      104,604,789      114,312,680
                                                                       =============    =============    =============
STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 5,000,000
    shares, no shares outstanding                                                 --               --               --
  Common stock, par value $4 per share, authorized 1,400,000,000 shares, outstanding 612,880,193 shares, 605,996,120 shares,
    and 613,426,098, respectively                                          2,451,521        2,423,985        2,453,705
  Capital surplus                                                          1,607,658        1,116,279        1,057,467
  Retained earnings                                                        6,234,266        5,723,720        5,484,430
  Accumulated other comprehensive income                                      41,539           64,687           34,307
                                                                       -------------    -------------    -------------
TOTAL STOCKHOLDERS' EQUITY                                                10,334,984        9,328,671        9,029,909
                                                                       -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 116,969,803    $ 113,933,460    $ 123,342,589
                                                                       =============    =============    =============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Six Months Ended
                                                                                                         June 30
                                                                                               ----------------------------
(In Thousands)                                                                                     2004            2003
--------------                                                                                 ------------    ------------
OPERATING ACTIVITIES
    Net income                                                                                 $  1,229,414    $  1,229,311
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                     143,295         383,380
      Depreciation and amortization of properties and equipment                                     104,743          92,602
      Amortization of intangible assets and mortgage servicing assets                               253,471         261,392
      Accretion of premiums and discounts on securities, deposits, and debt obligations              10,972         (18,880)
      Mortgage servicing asset impairment charges                                                    76,242          25,793
      Ineffective hedge and other derivative gains, net                                            (191,658)       (408,050)
      Securities gains, net                                                                          (5,336)        (31,577)
      Gains on loans sold or securitized, net                                                      (255,349)       (149,565)
      Other (gains) losses, net                                                                     (52,241)        119,282
      Originations and purchases of loans held for sale or securitization                       (40,941,975)    (60,137,780)
      Principal payments on and proceeds from sales of loans held for sale or securitization     42,510,919      56,358,981
      Decrease in accrued interest receivable                                                        40,481          19,536
      (Decrease) increase in accrued interest payable                                               (26,312)          3,409
      Other operating activities, net                                                                38,048       1,338,540
                                                                                               ------------    ------------
Net cash provided by (used in) operating activities                                               2,934,714        (913,626)
                                                                                               ------------    ------------
LENDING AND INVESTING ACTIVITIES
    Net (increase) decrease in federal funds sold, security resale agreements,
       and other investments                                                                       (662,438)         81,023
    Purchases of available-for-sale securities                                                     (680,684)     (1,831,232)
    Proceeds from sales of available-for-sale securities                                             36,659       1,235,013
    Proceeds from maturities, calls, and prepayments of available-for-sale securities             1,301,630       2,404,604
    Net increase in loans                                                                        (4,814,543)     (4,533,824)
    Proceeds from sales or securitizations of loans                                               1,837,712         846,551
    Net increase in properties and equipment                                                       (131,450)       (168,527)
    Net cash received (paid) for acquisitions                                                        10,582         (33,131)
    Cash received for sale of Corporate Trust Bond Administration business                           66,500              --
                                                                                               ------------    ------------
Net cash used in lending and investing activities                                                (3,036,032)     (1,999,523)
                                                                                               ------------    ------------
DEPOSIT AND FINANCING ACTIVITIES
    Net increase in deposits                                                                      7,314,582       1,663,477
    Net (decrease) increase in federal funds borrowed and security repurchase agreements           (801,444)      5,584,059
    Net decrease in borrowed funds                                                               (2,922,599)     (8,825,984)
    Repayments of long-term debt                                                                 (8,557,601)     (5,192,455)
    Proceeds from issuances of long-term debt, net                                                5,306,970      10,297,860
    Dividends paid                                                                                 (393,838)       (373,012)
    Issuances of common stock                                                                       122,816          83,055
    Repurchases of common stock                                                                    (391,329)        (37,629)
                                                                                               ------------    ------------
Net cash (used in) provided by deposit and financing activities                                    (322,443)      3,199,371
                                                                                               ------------    ------------
Net (decrease) increase in cash and demand balances due from banks                                 (423,761)        286,222
Cash and demand balances due from banks, January 1                                                3,595,706       3,756,426
                                                                                               ------------    ------------
CASH AND DEMAND BALANCES DUE FROM BANKS, JUNE 30                                               $  3,171,945    $  4,042,648
                                                                                               ============    ============
SUPPLEMENTAL INFORMATION
    Cash paid for:
      Interest                                                                                 $    686,341    $    848,747
      Income taxes                                                                                  815,874         666,283
    Noncash items:
      Transfers of loans to other real estate                                                       147,922          93,296
      Trade date purchase of debt securities not yet settled                                             --          12,813
      Common stock and options issued in Allegiant acquisition                                      469,666              --
                                                                                               ============    ============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                               Preferred     Common         Capital         Retained
(Dollars in Thousands, Except Per Share Amounts)                  Stock      Stock          Surplus         Earnings
-----------------------------------------------                ---------  ------------    ------------    ------------
Balance, January 1, 2003                                         $   --   $  2,445,966    $    989,346    $  4,658,565
  Comprehensive income:
    Net income                                                                                               1,229,311
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on securities,
       net of reclassification adjustment for net gains
       included in net income
      Change in unrealized gains and losses on derivative
        instruments used in cash flow hedging relationships,
        net of reclassification adjustment for net losses
        included in net income
  Total comprehensive income
  Common dividends declared, $.61 per share                                                                   (373,012)
  Issuance of 3,316,039 common shares under stock-based
    compensation plans, including related tax effects                           13,264          69,791
  Repurchase of 1,381,300 common shares                                         (5,525)         (1,670)        (30,434)
                                                                 ------   ------------    ------------    ------------
Balance, June 30, 2003                                           $   --   $  2,453,705    $  1,057,467    $  5,484,430
                                                                 ======   ============    ============    ============
Balance, January 1, 2004                                         $   --   $  2,423,985    $  1,116,279    $  5,723,720
  Comprehensive income:                                                                                             --
    Net income                                                                                               1,229,414
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on securities,
       net of reclassification adjustment for net gains
       included in net income
      Change in unrealized gains and losses on derivative
       instruments used in cash flow hedging relationships,
       net of reclassification adjustment for net losses
       included in net income
  Total comprehensive income
  Common dividends declared, $.64 per share                                                                   (393,838)
  Issuance of 3,808,028 common shares under stock-based
    compensation plans, including related tax effects                           15,232         107,584
  Repurchase of 11,195,600 common shares                                       (44,782)        (21,517)       (325,030)
  Issuance of 14,271,645 common shares pursuant to
    acquisition                                                                 57,086         405,702

  Other                                                                                           (390)
                                                                 ======   ============    ============    ============
Balance, June 30, 2004                                           $   --   $  2,451,521    $  1,607,658    $  6,234,266
                                                                 ======   ============    ============    ============

                                                                 Accumulated
                                                                    Other
                                                                Comprehensive
(Dollars in Thousands, Except Per Share Amounts)                    Income          Total
-----------------------------------------------                  ------------    ------------
Balance, January 1, 2003                                         $     67,180    $  8,161,057
  Comprehensive income:
    Net income                                                                      1,229,311
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on securities,
       net of reclassification adjustment for net gains
       included in net income                                         (40,027)        (40,027)
      Change in unrealized gains and losses on derivative
        instruments used in cash flow hedging relationships,
        net of reclassification adjustment for net losses
        included in net income                                          7,154           7,154
                                                                                 ------------
  Total comprehensive income                                                        1,196,438
  Common dividends declared, $.61 per share                                          (373,012)
  Issuance of 3,316,039 common shares under stock-based
    compensation plans, including related tax effects                                  83,055
  Repurchase of 1,381,300 common shares                                               (37,629)
                                                                 ------------    ------------
Balance, June 30, 2003                                           $     34,307    $  9,029,909
                                                                 ============    ============
Balance, January 1, 2004                                         $     64,687    $  9,328,671
  Comprehensive income:
    Net income                                                                      1,229,414
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on securities,
       net of reclassification adjustment for net gains
       included in net income                                         (87,422)        (87,422)
      Change in unrealized gains and losses on derivative
       instruments used in cash flow hedging relationships,
       net of reclassification adjustment for net losses
       included in net income                                          64,274          64,274
  Total comprehensive income                                                        1,206,266
  Common dividends declared, $.64 per share                                          (393,838)
  Issuance of 3,808,028 common shares under stock-based                                    --
    compensation plans, including related tax effects                                 122,816
  Repurchase of 11,195,600 common shares                                             (391,329)
  Issuance of 14,271,645 common shares pursuant to
    acquisition                                                                       462,788

  Other                                                                                  (390)
                                                                 ============    ============
Balance, June 30, 2004                                           $     41,539    $ 10,334,984
                                                                 ============    ============

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive branch bank network in Ohio, Indiana, Illinois, Kentucky, Michigan, Missouri, and Pennsylvania, and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Primary businesses include commercial and retail banking, consumer finance, asset management, mortgage financing and servicing, and payment processing.

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

BUSINESS COMBINATIONS: Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition. Refer to Note 3 for further discussion on the Corporation's acquisition activity.

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

The Corporation, through its subsidiary National City Mortgage Co. (NCMC), sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Corporation to repurchase individual delinquent loans that meet certain criteria from the securitized pool. At the Corporation's option, and without GNMA's prior authorization, the Corporation may repurchase the delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, the Corporation is deemed to have regained effective control over the loan and is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of the Corporation's intent to repurchase the loan. At June 30, 2004 and December 31, 2003, residential real estate portfolio loans included $171 million and $240 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other borrowed funds.

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

SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or losses on the income statement. Interest on trading account securities is recorded in interest income. As of June 30, 2004, December 31, 2003, and June 30, 2003, trading account securities totaled $24 million, $22 million, and $26 million, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at June 30, 2004, December 31, 2003 or June 30, 2003.

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

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment. Intangible assets, which have finite lives, consist of core deposit, credit card, merchant portfolio, and other intangibles and are subject to impairment testing. Core deposit intangibles are primarily amortized over a period not to exceed 10 years based upon an accelerated amortization method. Credit card, merchant portfolios, and other intangibles are amortized over their estimated useful lives on a straight-line basis, which range from 1 to 10 years. Note 10 includes a summary of goodwill and other intangible assets.

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

STOCK-BASED COMPENSATION: Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123, Accounting for Stock-Based Compensation. Under the guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Corporation began applying the recognition provisions of SFAS 123 to all awards granted to employees after January 1, 2003. Compensation expense for option awards granted subsequent to January 1, 2003 were determined based on the estimated fair value of the award at the date of grant and recognized ratably in the income statement over the option's vesting period. Stock options granted prior to January 1, 2003, will continue to be accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the market price of the stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all unvested stock awards. The remaining outstanding options accounted for under APB 25 vest through 2005.

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

                                                 Three Months Ended           Six Months Ended
                                                       June 30                    June 30
                                                       -------                    -------
(In Thousands, Except Per Share Amounts)         2004         2003           2004          2003
----------------------------------------       ---------    ---------    -----------    -----------
Net income, as reported                        $ 519,046    $ 585,808    $ 1,229,414    $ 1,229,311
Add: option expense included in reported
 net income, net of related tax effects
  National City common stock                       3,652        1,980          7,622          2,297
  National Processing common stock                    34            4            137              4
Less: total option expense determined under
 fair value method for all option awards, net
 of related tax effects
  National City common stock                      (8,585)     (12,527)       (17,488)       (23,701)
  National Processing common stock                  (878)      (1,525)        (2,172)        (3,199)
                                               ---------    ---------    -----------    -----------
PRO FORMA NET INCOME                           $ 513,269    $ 573,740    $ 1,217,513    $ 1,204,712
                                               ---------    ---------    -----------    -----------
Pro forma net income per share:
  Basic -- as reported                         $     .84    $     .96    $      2.01    $      2.01
  Basic -- pro forma                                 .83          .94           1.99           1.97
  Diluted -- as reported                             .83          .94           1.99           1.99
  Diluted -- pro forma                               .82          .93           1.97           1.95

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

                                                    Three Months Ended     Six Months Ended
                                                        June 30               June 30
                                                        -------               -------
                                                     2004      2003        2004      2003
                                                     ----      ----        ----      ----
Risk-free interest rate                               2.86%     3.01%       3.01%     3.09%
Expected dividend yield                               4.01      4.50        3.95      4.49
Expected volatility                                  27.02     27.29       27.03     27.25
Expected option life (in years)                          5         5           5         5
Weighted-average grant-date fair value of options   $ 6.18    $ 5.53      $ 6.28    $ 5.39

The weighted-average assumptions used to value the National Processing option grants are disclosed in National Processing, Inc.'s June 30, 2004 Quarterly Report on Form 10-Q, as filed with the United States Securities and Exchange Commission (SEC) and is accessible at www.sec.gov.

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

The Corporation adopted the provisions of SAB 105 as of January 1, 2004. The impact of adopting SAB 105 resulted in a decrease in mortgage banking revenue of $47 million for the first six months of 2004. This change in accounting may result in increased volatility in earnings in the future as changes in the value of derivative instruments utilized to hedge the loan commitments will continue to be reported currently in earnings, while offsetting changes in certain components of the fair value of the loan commitment will not be recognized until the loan is closed or is sold.

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER: In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). This SOP states that acquired loans should be recorded at their fair value defined as the present value of future cash flows. An allowance for loan losses would not be recognized at acquisition as credit losses would be considered in future cash flows. Subsequent increases in expected cash flows would be accounted for as a change in estimate of the accretable yield on a prospective basis. Subsequent decreases in cash flows would be accounted for as a loss contingency in the current period. SOP 03-03 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. Management will continue to evaluate the applicability of this SOP for prospective acquisitions.

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

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of June 30, 2004, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.

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

Management evaluated the applicability of the revised FIN 46 to various other investments and interests as of March 31, 2004, including low-income housing partnership interests, historic tax credit partnerships, investments in certain real estate projects, leveraged leasing structures, and certain trust accounts to determine whether these entities are VIEs and whether the Corporation is either a primary beneficiary or a significant interest holder in the VIE. The impact of adopting the revised FIN 46 is described below.

National City invests in low-income housing and historic tax credit projects primarily through its subsidiary, National City Community Development Corporation for the purpose of providing a source of private sector financing for projects to promote economic development, create employment opportunities and contribute to the enhancement of the community. Investments principally consist of real estate projects and venture/working capital. The Corporation accounts for these partnership investments under the equity method of accounting, with a carrying value of $301 million at June 30, 2004. As a limited partner in these projects, National City is allocated tax credits and deductions associated with the underlying projects. The adoption of FIN 46 as of March 31, 2004, resulted in the consolidation of one low-income housing project with assets and liabilities each totaling $7 million. The Corporation also holds significant interests in other low-income housing and historic tax credit projects in which the maximum exposure to loss would be limited to the initial capital investment contributed.

The Investment Real Estate (IRE) group, a business unit within the Wholesale Banking line of business, delivers financial services to real estate investors and developers. National City receives origination fees and fees for credit administration services. IRE primarily originates collateralized and guaranteed loan facilities for the acquisition and development of land, construction, and semi-permanent financing. Property types include multi-family and single family residential, retail, office, commercial and industrial property. In many cases, these loans represent variable interests in a VIE of which National City is not the primary beneficiary. The Corporation's maximum exposure to loss is mitigated by the underlying collateral and guarantees.

3. ACQUISITIONS & DIVESTITURES

ACQUISITIONS: On April 9, 2004, the National City Corporation completed its acquisition of Allegiant Bancorp, Inc. (Allegiant), a bank-holding company operating 36 retail bank branch offices headquartered in the St. Louis, Missouri metropolitan area. The acquisition of Allegiant allows the Corporation to expand its product offerings and delivery channels into the St. Louis market. Under the terms of the merger, each share of Allegiant common stock was exchanged for .833 shares of National City common stock, $27.25 in cash, or a combination cash or stock. In connection with the transaction, substantially all of Allegiant's common stock was exchanged, resulting in the issuance of approximately 14 million common shares and a cash payment of $23 million. The total cost of the transaction was $493 million. The common shares issued were valued at $32.42 per share representing an average of closing market prices for 2 days before and after the date the merger terms were agreed to and announced. The assets and liabilities of Allegiant were recorded on the balance sheet at their respective estimated fair values as of the merger date. The results of Allegiant's operations have been included in National City's consolidated statement of income from the date of acquisition.

Refer to Note 4 for discussion on severance and other restructuring costs incurred in connection with the Allegiant merger. Additionally, refer to Note 10 for further discussion on goodwill and intangible assets recognized in connection with the Allegiant merger. Subsequent to April 2004, adjustments were made to the initial purchase price allocation resulting in a net increase to goodwill of $15 million. The increase in goodwill was primarily related to completing the valuation of core deposit intangibles.

The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the Allegiant acquisition.

(In Thousands)                              April 9, 2004
--------------                              -------------
Assets
  Cash and cash equivalents                 $   33,547
  Securities                                   346,049
  Loans, net of allowance for loan losses    1,957,149
  Premises and other equipment                  40,666
  Goodwill and other intangibles               339,569
  Other assets                                  92,762
                                            ----------
   Total Assets                              2,809,742

Liabilities
  Deposits                                   1,799,535
  Borrowings                                   499,400
  Other liabilities                             18,178
                                            ----------
   Total Liabilities                         2,317,113
                                            ----------
  NET ASSETS ACQUIRED                       $  492,629
                                            ==========

(In Thousands)                                                                    April 9, 2004
--------------                                                                    -------------
Purchase price                                                                      $ 492,629
Allegiant's carrying value of net assets acquired                                    (142,662)
                                                                                    ---------
 Excess of purchase price over Allegiant's carrying value of net assets acquired      349,967

Purchase accounting adjustments
 Securities                                                                             1,765
 Portfolio loans                                                                      (54,356)
 Premises and equipment                                                                 3,524
 Deposits                                                                               9,960
 Borrowings                                                                            16,978
 Severance                                                                              2,892
 Contract termination and other exit costs                                                450
 Deferred tax liabilities                                                               8,388
                                                                                    ---------
  Total net tangible assets                                                           339,568
                                                                                    ---------
Core deposit intangibles                                                              (16,112)
Other identifiable intangible assets                                                   (3,260)
                                                                                    ---------
  GOODWILL                                                                          $ 320,196
                                                                                    =========

The estimated fair values of Allegiant's acquired assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement as additional information becomes available. Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.

On July 1, 2004, the Corporation completed its acquisition of Provident Financial Group, Inc. (Provident), a bank holding company operating 65 branch banking offices in the Cincinnati and Dayton, Ohio markets. The acquisition of Provident is intended to expand product offerings and delivery channels into the southwestern Ohio market. Under the terms of the transaction, each share of Provident common stock was exchanged into 1.135 shares of National City common stock and each share of Provident preferred stock was exchanged into 1 share of National City Series D convertible preferred stock. This transaction resulted in the issuance of approximately 57 million common shares, 70 thousand convertible preferred shares and a small cash payment for fractional shares. The total cost of the transaction was $2.2 billion. The common shares issued were valued at $34.99 per share, representing an average of closing market prices for 2 days before and after the date the merger terms were agreed to and announced. The convertible preferred shares were issued at their common stock equivalent value as of the merger date. The allocation of the purchase price will be determined after completion of valuations to determine the estimated fair values of Provident's assets and liabilities. The results of Provident's operations will be included in National City's income statement from the date of acquisition. As this transaction was completed subsequent to June 30, 2004, the accompanying financial statements as of and for the three- and six-month periods ended June 30, 2004 do not include the effects of this transaction.

In June 2004, the Corporation signed a definitive agreement to acquire Wayne Bancorp (Wayne), an $825 million asset banking company operating 26 branches in several northeastern Ohio counties, for a cash price of $180 million. Completion of this transaction is subject to shareholder and regulatory approvals and is expected to occur in the fourth quarter.

DIVESTITURES: In July 2004, National Processing, Inc. (NPI), the Corporation's 83% owned subsidiary, reached a definitive agreement with Bank of America for the sale of all of its outstanding shares for $1.4 billion in cash, or $26.60 per National Processing share. Completion of this transaction is expected to occur in the fourth quarter, subject to shareholder and regulatory approvals. In conjunction with this agreement, the Corporation, through its bank subsidiary National City Bank of Kentucky, entered into a Service and Sponsorship Agreement with NPI. This agreement is effective upon close of the transaction and relates to the United Airlines charge card processing agreement, whereby Bank of America, through NPI, has agreed to make a one-time payment of $36 million to the Corporation in exchange for the Corporation's agreement to release NPI from its obligation to indemnify the Corporation against any losses or claims arising from the United Airlines charge card processing agreement. Refer to Note 19 for the related discussion on the Corporation's chargeback exposure.

On June 30, 2004, the Corporation sold its Corporate Trust Bond Administration business to U.S. Bancorp for $67 million, resulting in pre-tax gain of $65 million, recorded in other noninterest income. Assets under administration transferred in this transaction were approximately $11.1 billion.

4. RESTRUCTURING CHARGES

During the three months ended June 30, 2004, the Corporation recognized $6 million of severance and other termination charges, of which approximately $1 million related to retention bonuses provided to Allegiant employees during the second quarter. Additionally, a $3 million liability was recorded in the allocation of Allegiant's purchase price to assets and liabilities acquired for severance and outplacement benefits for terminated Allegiant employees. Substantially all Allegiant severance benefits will be paid out by March 2005. The other severance costs recognized in 2004 represent severance expenses incurred elsewhere in the Corporation in the normal course of business.

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

A rollforward of the severance liability for the three- and six-month periods ended June 30, 2004 and 2003 is presented in the table below. The table below also includes severance expenses incurred in the normal course of business. Except for severance charges incurred by the National Processing line of business, all other severance and related termination expenses were recorded as unallocated corporate charges within the Parent and Other category.

                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            JUNE 30, 2004                         JUNE 30, 2004
                                  ---------------------------------    ---------------------------------
                                  PARENT AND   NATIONAL                  PARENT      NATIONAL
(In Thousands)                      OTHER     PROCESSING     TOTAL     AND OTHER    PROCESSING     TOTAL
--------------                    ----------  ----------   --------    ---------   -----------  --------
Beginning balance                 $ 11,755    $ 1,455      $ 13,210    $ 14,154    $ 1,773      $ 15,927
Severance and other termination
 costs                               9,236       --           9,236      12,569         54        12,623
Payments and adjustments            (5,065)      (331)       (5,396)    (10,797)      (703)      (11,500)
                                  --------    -------      --------     -------    -------      --------
ENDING BALANCE                    $ 15,926    $ 1,124      $ 17,050    $ 15,926    $ 1,124      $ 17,050
                                  ========    =======      ========    ========    =======      ========

                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            JUNE 30, 2003                         JUNE 30, 2003
                                  ---------------------------------    ---------------------------------
                                  PARENT AND   NATIONAL                  PARENT      NATIONAL
(In Thousands)                      OTHER     PROCESSING     TOTAL     AND OTHER    PROCESSING     TOTAL
--------------                    ----------  ----------   --------    ---------   -----------  --------
Beginning balance                 $ 70,253    $ 2,216      $ 72,469    $ 13,895    $ 3,141      $ 17,036
Severance and other termination
 costs                                (166)       674           508      71,571        704        72,275
Payments and adjustments           (45,683)      (435)      (46,118)    (61,062)    (1,390)      (62,452)
                                  --------    -------      --------     -------    -------      --------
ENDING BALANCE                    $ 24,404    $ 2,455      $ 26,859    $ 24,404    $ 2,455      $ 26,859
                                  ========    =======      ========    ========    =======      ========

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

A summary of the assumptions used to value the credit card retained interests and automobile retained interests and servicing asset at the time of securitizations were as follows:

                                     Variable       Monthly     Expected
                 Weighted-Average     Annual       Principal     Annual       Annual
                      Life          Coupon Rate    Repayment     Credit      Discount
                   (in months)      to Investors     Rate        Losses        Rate        Yield
                   -----------      ------------     ----        ------        ----        -----
CREDIT CARD:
  Series 2000-1       5.5               6.86%       18.08%        4.17%       15.00%       14.43%
  Series 2001-1       5.6               6.06        17.79         4.08        15.00        14.77
  Series 2002-1       5.7               2.06        17.41         5.34        15.00        11.99

                       Weighted-     Monthly     Expected
                        Average     Prepayment  Cumulative    Annual   Weighted-
                         Life         Speed      Credit      Discount   Average
                      (in months)    (% ABS)     Losses        Rate     Coupon
                      -----------    -------     ------        ----     ------
AUTOMOBILE:
 Series 2002-A
  Interest only strip     22.9        1.40%       2.25%       12.00%    8.71%
  Servicing asset         22.9        1.40        2.25        12.00     8.71
 Series 2004-A
  Interest only strip     21.8        1.50%       1.75%       12.00%    6.79%
  Servicing asset         21.8        1.50        1.75        11.00     6.79

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans. The SBA loans represent securitized loans originally purchased and then sold by the Corporation.

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                        AS OF JUNE 30, 2004          JUNE 30, 2004              JUNE 30, 2004
                                      -----------------------   -----------------------   -----------------------
                                                   LOANS PAST
                                                     DUE 30                                               NET
                                       PRINCIPAL    DAYS OR      AVERAGE     NET CREDIT    AVERAGE       CREDIT
(In Millions)                           BALANCE       MORE       BALANCES      LOSSES      BALANCES      LOSSES
-------------                           -------       ----       --------      ------      --------      --------
Type of loan:
  Credit card                         $  2,400.5   $     89.9   $  2,446.8   $     38.8   $  2,490.2   $     76.6
  Automobile                             3,989.4         62.0      4,055.9          9.6      4,127.4         21.5
  SBA                                       39.0          3.7         40.5           --         41.5           --
                                      ---------------------------------------------------------------------------
    Total loans managed or
      securitized                        6,428.9        155.6      6,543.2         48.4      6,659.1         98.1
Less:
  Loans securitized:
     Credit card                         1,450.0         45.6      1,450.0         20.5      1,450.0         37.7
     Automobile                          1,128.7         13.6      1,196.0          2.7      1,104.0          4.8
     SBA                                    39.0          3.7         40.5           --         41.5           --
  Loans held for securitization:
     Automobile                               --           --           --           --        264.9           --
                                      ---------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO           $  3,811.2   $     92.7   $  3,856.7   $     25.2   $  3,798.7   $     55.6
                                      ===========================================================================

                                                                  Three Months Ended         Six Months Ended
                                        As of June 30, 2003          June 30, 2003              June 30, 2003
                                      -----------------------   -----------------------   -----------------------
                                                   Loans Past
                                                     Due 30
                                       Principal    Days or      Average     Net Credit    Average     Credit Net
(In Millions)                           Balance       More       Balances      Losses      Balances      Losses
-------------                           -------       ----       --------      ------      --------      --------
Type of loan:
  Credit card                         $  2,438.3   $     95.1   $  2,408.0   $     36.7   $  2,395.2   $     64.4
  Automobile                             4,461.9         64.1      4,425.0          9.8      4,397.0         23.0
  SBA                                       38.9          6.0         39.1           --         32.5           --
                                      ---------------------------------------------------------------------------
    Total loans managed or
      securitized                        6,939.1        165.2      6,872.1         46.5      6,824.7         87.4
Less:
  Loans securitized:
     Credit card                         1,450.0         51.9      1,450.0         20.8      1,450.0         36.2
     Automobile                            653.7          9.2        698.2          2.3        744.3          5.0
     SBA                                    38.9          6.0         39.1           --         32.5           --
  Loans held for securitization               --           --           --           --           --           --
                                      ---------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO           $  4,796.5   $     98.1   $  4,684.8   $     23.4   $  4,597.9   $     46.2
                                      ===========================================================================

The Corporation's on-balance-sheet credit card receivables are expected to increase following the revolving period of the securitization, which generally approximates 48 months.

Certain cash flows received from the securitization trusts follow:

                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30, 2004                          JUNE 30, 2004
                                                    -------------------------------------  -------------------------------------
(In Millions)                                       CREDIT CARD   AUTOMOBILE      SBA      CREDIT CARD   AUTOMOBILE      SBA
--------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                    $       --   $       --   $       --   $       --   $    811.2   $       --
Proceeds from collections reinvested in
  previous securitizations                                772.9           --           --      1,539.2           --           --
Servicing fees received                                     7.2          3.0           --         14.5          5.6           --
Other cash flows received on retained interest             22.1          5.4           .2         44.7          8.0           .5
Proceeds from sales of previously charged-off
  accounts                                                   --           --           --           --           --           --
Purchases of delinquent or foreclosed assets                 --           --           --           --           --           --
Repayments of servicing advances                             --           --           --           --           --           --

                                                             Three Months Ended                      Six Months Ended
                                                                June 30, 2003                          June 30, 2003
                                                    -------------------------------------  -------------------------------------
(In Millions)                                       Credit Card   Automobile      SBA      Credit Card   Automobile      SBA
--------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                    $       --   $       --   $       --   $       --   $       --   $     40.3
Proceeds from collections reinvested in
  previous securitizations                                760.0           --           --      1,518.4           --           --
Servicing fees received                                     7.3          1.8           --         14.6          3.8           --
Other cash flows received on retained interest             19.7          3.9           .2         44.0          9.3           .3
Proceeds from sales of previously charged-off
  accounts                                                   .3           --           --           .7           --           --
Purchases of delinquent or foreclosed assets                 --           --           --           --           --           --
Repayments of servicing advances                             --           --           --           --           --           --

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2004 fair values to immediate 10% and 20% adverse changes in those assumptions follows. Actual credit losses experienced through June 2004 on the pool of automobile loans securitized have been consistent with initial projections. As such, the expected static pool loss assumption would perform consistent with that disclosed in the sensitivity analysis. The sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

                                                                   Variable
                                                                    Annual
                                                    Weighted-       Coupon      Monthly   Expected
                                                     average         Rate      Principal   Annual     Annual
                                          Fair        Life           To        Repayment   Credit    Discount
(Dollars in Millions)                     Value  (in months)(b)  Investors(b)   Rate(b)   Losses(b)   Rate(b)  Yield(b)
-----------------------------------------------------------------------------------------------------------------------
CREDIT CARD LOANS
 Interest-only strips(a)
  AS OF JUNE 30, 2004                     $ 4.3       3.3             1.56%       17.77%      6.04%    15.00%    10.40%
    Decline in fair value of 10% adverse
     Change                                                         $   .5      $    .3     $  2.3    $   --    $  4.0
    Decline in fair value of 20% adverse
     Change                                                            1.1           .6        4.3        --       4.3

(a) Represents interest-only strips recognized in connection with the credit card securitization series 2000-1, 2001-1 and 2002-1

(b) Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitization series

                                                        Weighted-        Monthly       Expected
                                                         average        Prepayment    Cumulative    Annual    Weighted-
                                               Fair        Life           Speed         Credit     Discount    average
(Dollars in Millions)                         Value   (in months)(b)  (% ABS)(b)(c)  Losses(b)(d)   Rate(b)   Coupon(b)
-----------------------------------------------------------------------------------------------------------------------
AUTOMOBILE LOANS
    Interest-only strip(a)
      AS OF JUNE 30, 2004                     $ 44.0       17.4           1.47%          1.88%       12.00%      7.41%
        Decline in fair value of 10% adverse
           Change                                                       $  2.2         $  3.2      $    .8     $ 10.4
        Decline in fair value of 20% adverse
           Change                                                          4.1            6.4          1.6       20.5
    Servicing asset(a)
      AS OF JUNE 30, 2004(e)                  $ 14.0       16.3           1.47%          1.88%       11.32%      7.41%
        Decline in fair value of 10% adverse
          Change                                                        $   .6         $   --      $    .1     $   --
        Decline in fair value of 20% adverse
          Change                                                           1.2             --           .3         .1

(a) Represents interest-only strips and servicing assets associated with the automobile securitization series 2004-A and 2002-A

(b) Represents weighted-average assumptions and aggregate declines in fair value for all automobile securitization series

(c)   Absolute prepayment speed

(d) The expected static pool loss assumption performed consistent with the expected cumulative credit loss assumptions

(e)   Carrying value of servicing assets at June 30, 2004 was $10.9 million

6. LOANS AND LEASE FINANCINGS

Total loans outstanding were recorded net of unearned income and deferred loan fees and costs of $205 million, $209 million, and $291 million at June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

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

(In Thousands)                                     2004                             2003
--------------------------------------------------------------------------------------------
COMMERCIAL
  Direct financings                              $1,092,479                       $1,228,698
  Leveraged leases                                  276,604                          304,796
--------------------------------------------------------------------------------------------
    TOTAL COMMERCIAL LEASE FINANCINGS             1,369,083                        1,533,494
CONSUMER
  Retail automobile lease financings                 65,947                          327,312
--------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN LEASE FINANCINGS         $1,435,030                       $1,860,806
============================================================================================

The components of the net investment in lease financings at June 30 follow:

(In Thousands)                                                     2004              2003
---------------------------------------------------------------------------------------------
COMMERCIAL
  Lease payments receivable                                    $  1,189,639      $  1,360,044
  Estimated residual value of leased assets                         453,340           502,399
---------------------------------------------------------------------------------------------
  Gross investment in commercial lease financings                 1,642,979         1,862,443
  Unearned income                                                  (273,896)         (328,949)
---------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN COMMERCIAL LEASE FINANCINGS            $  1,369,083      $  1,533,494
---------------------------------------------------------------------------------------------
CONSUMER
  Lease payments receivable                                    $     14,582      $     86,381
  Estimated residual value of leased assets                          54,828           262,889
---------------------------------------------------------------------------------------------
  Gross investment in consumer lease financings                      69,410           349,270
  Unearned income                                                    (3,463)          (21,958)
---------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN CONSUMER LEASE FINANCINGS              $     65,947      $    327,312
=============================================================================================

A rollforward of the residual value component of lease financings follows:

                                  Three Months Ended                    Six Months Ended
                                       June 30                              June 30
-----------------------------------------------------------------------------------------------
(In Thousands)                 2004              2003               2004                2003
-----------------------------------------------------------------------------------------------
COMMERCIAL
  Beginning balance          $ 457,172         $509,556           $ 487,007           $ 561,438
  Additions                     13,993            9,787              16,590              11,090
  Runoff                       (17,825)         (16,483)            (50,257)            (32,274)
  Write-downs                       --             (461)                 --             (37,855)
-----------------------------------------------------------------------------------------------
ENDING BALANCE               $ 453,340         $502,399           $ 453,340           $ 502,399
-----------------------------------------------------------------------------------------------
CONSUMER
  Beginning balance          $  86,743         $348,523           $ 121,630           $ 446,872
  Additions                         --               --                  --                  --
  Runoff                       (31,915)         (85,634)            (66,802)           (158,728)
  Write-downs                       --               --                  --             (25,255)
-----------------------------------------------------------------------------------------------
ENDING BALANCE               $  54,828         $262,889           $  54,828           $ 262,889
===============================================================================================

7. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

                                                             Three Months Ended                    Six Months Ended
                                                                   June 30                              June 30
---------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                             2004              2003                2004                2003
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                          $1,125,660        $1,128,249          $1,125,329         $1,098,588
Provision                                                   60,788           183,147             143,295            383,380
Allowance related to loans acquired                         20,892                --              20,892                 --
Charge-offs:
  Commercial                                                17,376           100,052              47,515            203,536
  Commercial construction                                       --             1,128                   1              1,247
  Real estate - commercial                                   7,490             5,540               9,279              8,341
  Real estate - residential                                 34,092            30,985              62,233             72,197
  Home equity lines of credit                                7,032             5,927              12,931             11,524
  Credit cards and other unsecured lines of
    credit                                                  27,789            25,036              58,460             46,846
  Other consumer                                            24,324            29,558              51,469             64,814
---------------------------------------------------------------------------------------------------------------------------
     Total charge-offs                                     118,103           198,226             241,888            408,505
Recoveries:
  Commercial                                                22,802            10,563              37,136             21,625
  Commercial construction                                      411                79                 451                 98
  Real estate - commercial                                   3,227               353               6,593                864
  Real estate - residential                                 14,124             5,675              23,660             16,192
  Home equity lines of credit                                2,810             1,700               4,862              3,212
  Credit cards and other unsecured lines of
    credit                                                   1,940             1,888               3,753              4,045
  Other consumer                                            10,068            13,670              20,536             27,599
---------------------------------------------------------------------------------------------------------------------------
     Total recoveries                                       55,382            33,928              96,991             73,635
Net charge-offs                                             62,721           164,298             144,897            334,870
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                $1,144,619        $1,147,098          $1,144,619         $1,147,098
===========================================================================================================================

The $21 million allowance related to loans acquired represents the allowance recognized in connection with the acquisition of Allegiant Bancorp, Inc.

Nonperforming loans totaled $439 million, $550 million, and $707 million as of June 30, 2004, December 31, 2003, and June 30, 2003, respectively. For loans classified as nonperforming at June 30, 2004, the contractual interest due and actual interest recognized on those loans for the first six months of 2004 was $26 million and $5 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $195 million, $263 million, and $411 million at June 30, 2004, December 31, 2003, and June 30, 2003, respectively. Average impaired loans for the first six months of 2004 and 2003 totaled $222 million and $392 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of June 30, 2004, December 31, 2003, and June 30, 2003 was $27 million, $22 million, and $57 million, respectively. At June 30, 2004, December 31, 2003, and June 30, 2003, impaired loans with an associated allowance totaled $87 million, $75 million, and $174 million, respectively, while impaired loans with no associated allowance totaled $108 million, $188 million, and $237 million, respectively, for these same period ends. There was no interest recognized during the first six months of 2004 and 2003 on impaired loans while they were considered impaired.

8. SECURITIES

Securities available for sale follow:

                                                         AMORTIZED         UNREALIZED         UNREALIZED              FAIR
(In Thousands)                                             COST               GAINS             LOSSES                VALUE
------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2004

U.S. Treasury and Federal agency debentures             $   549,272         $  28,668         $     3,381          $   574,559
Mortgage-backed securities                                3,812,290            52,121              62,574            3,801,837
Asset-backed and corporate debt securities                  691,076             4,187                 971              694,292
States and political subdivisions                           660,811            34,342                 447              694,706
Other                                                       734,182            17,825                 659              751,348
------------------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES                                        $ 6,447,631         $ 137,143         $    68,032          $ 6,516,742
------------------------------------------------------------------------------------------------------------------------------

December 31, 2003

U.S. Treasury and Federal agency debentures             $   636,800         $  44,316         $        11          $   681,105
Mortgage-backed securities                                3,927,888           109,059               9,762            4,027,185
Asset-backed and corporate debt securities                  930,894             5,919               2,140              934,673
States and political subdivisions                           672,063            49,685                  14              721,734
Other                                                       494,405             6,515                   1              500,919
------------------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES                                        $ 6,662,050         $ 215,494         $    11,928          $ 6,865,616
------------------------------------------------------------------------------------------------------------------------------

June 30, 2003

U.S. Treasury and Federal agency debentures             $   972,870         $  64,062         $        --          $ 1,036,932
Mortgage-backed securities                                3,654,974           146,379               6,569            3,794,784
Asset-backed and corporate debt securities                1,222,811             8,563               3,629            1,227,745
States and political subdivisions                           691,150            62,821                 238              753,733
Other                                                       553,933            10,660                 437              564,156
------------------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES                                        $ 7,095,738         $ 292,485         $    10,873          $ 7,377,350
==============================================================================================================================

The other category includes Federal Reserve Bank and Federal Home Loan Bank stock, certain retained interests in securitizations, and the Corporation's internally-managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had an amortized cost and fair value of $157 million and $169 million, respectively, at June 30, 2004, compared to an amortized cost and fair value of $7 million and $8 million, respectively, at December 31, 2003, and an amortized cost and fair value of $36 million and $44 million, respectively, at June 30, 2003.

The following table presents the age of gross unrealized losses and fair value by investment category.

                                                                              JUNE 30, 2004
---------------------------------------------------------------------------------------------------------------------------------
                                               LESS THAN 12 MONTHS           12 MONTHS OR MORE                  TOTAL
                                              FAIR       UNREALIZED       FAIR           UNREALIZED       FAIR         UNREALIZED
(In Thousands)                               VALUE         LOSSES         VALUE            LOSSES         VALUE          LOSSES
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal agency
 debentures                                $  153,117      $ 3,381       $     --          $    --      $  153,117       $ 3,381
Mortgage-backed securities                  1,994,612       48,248        265,086           14,327       2,259,698        62,575
Asset-backed securities                        45,487          261        157,462              709         202,949           970
States and political subdivisions              31,985          433            181               14          32,166           447
Other                                          27,275          658              3                1          27,278           659
--------------------------------------------------------------------------------------------------------------------------------
Total                                      $2,252,476      $52,981       $422,732          $15,051      $2,675,208       $68,032
================================================================================================================================

Management does not believe any individual unrealized loss as of June 30, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 6% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

At June 30, 2004, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, and derivative instruments totaled $5.0 billion.

At June 30, 2004, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders' equity.

For the six months ended June 30, 2004 and 2003, gross securities gains of $5 million and $34 million, respectively, were recognized. There were no gross securities losses recognized for the six months ended June 30, 2004. For the six months ended June 30, 2003, gross securities losses of $2 million were recognized.

9. PRINCIPAL INVESTMENTS

The principal investment portfolio is managed within the Wholesale Banking line of business. The direct portfolio primarily consists of investments in the consumer, retail, manufacturing, automotive, commercial services, and building products industries with the largest industry constituting approximately 24% of the total portfolio. The indirect portfolio consists of investments in private equity funds managed by third parties. Each fund is diversified according to the terms of the fund's agreement and the general partner's direction. A rollforward of principal investments follows:

                                                     Three Months Ended                 Six Months Ended
                                                           June 30                           June 30
---------------------------------------------------------------------------------------------------------------
(In Thousands)                                      2004             2003             2004              2003
---------------------------------------------------------------------------------------------------------------
DIRECT INVESTMENTS:
  Carrying value at beginning of period           $288,454         $328,607         $300,077           $317,089
  Investments -- new fundings                       51,617           28,441           63,262             44,163
  Reclassifications                                     --          (12,415)              --            (12,415)
  Returns of capital and write-offs                (18,405)          (5,149)         (41,071)            (9,669)
  Fair value adjustments                             1,243          (14,644)             641            (14,328)
---------------------------------------------------------------------------------------------------------------
  Carrying value at end of period                 $322,909         $324,840         $322,909           $324,840
---------------------------------------------------------------------------------------------------------------
INDIRECT INVESTMENTS:
  Carrying value at beginning of period           $296,463         $264,638         $294,939           $254,899
  Investments -- new fundings                       30,814           11,381           40,852             24,992
  Reclassifications                                     --           12,415               --             12,415
  Returns of capital and write-offs                (11,281)          (4,460)         (19,676)            (8,381)
  Fair value adjustments                            (2,339)             110           (2,458)               159
---------------------------------------------------------------------------------------------------------------
  Carrying value at end of period                 $313,657         $284,084         $313,657           $284,084
---------------------------------------------------------------------------------------------------------------
TOTAL PRINCIPAL INVESTMENTS:
  Carrying value at beginning of period           $584,917         $593,245         $595,016           $571,988
  Investments -- new fundings                       82,431           39,822          104,114             69,155
  Reclassifications                                     --               --               --                 --
  Returns of capital and write-offs                (29,686)          (9,609)         (60,747)           (18,050)
  Fair value adjustments                            (1,096)         (14,534)          (1,817)           (14,169)
---------------------------------------------------------------------------------------------------------------
  CARRYING VALUE AT END OF PERIOD                 $636,566         $608,924         $636,566           $608,924
===============================================================================================================

                                                     Three Months Ended                  Six Months Ended
                                                           June 30                            June 30
---------------------------------------------------------------------------------------------------------------
(In Thousands)                                      2004             2003             2004              2003
---------------------------------------------------------------------------------------------------------------
PRINCIPAL INVESTMENT REVENUE (a)                  $  7,699         $  6,842         $ 18,032           $ 15,535
---------------------------------------------------------------------------------------------------------------
NET PRINCIPAL INVESTMENT GAINS (LOSSES) (b)         17,496          (16,388)          40,402             (9,924)
===============================================================================================================

(a)   Consists primarily of interest, dividends, and fee income

(b) Consists of fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs

Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 19.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill at June 30, 2004 was $1.4 billion, and $1.1 billion at December 31, 2003 and June 30, 2003. A rollforward of goodwill by line of business as of June 30, 2004 follows:

                                                   JANUARY 1     GOODWILL   IMPAIRMENT     JUNE 30
(In Thousands)                                        2004       ACQUIRED     LOSSES        2004
--------------                                    -----------   ---------   ----------   -----------
Consumer and Small Business Financial Services    $   513,281   $  55,714       --       $   568,995
Wholesale Banking                                      86,729     254,556       --           341,285
National City Mortgage Co.                             55,785       2,241       --            58,026
National Consumer Finance                             206,032          --       --           206,032
Asset Management                                      126,207       7,685       --           133,892
National Processing                                   115,306          --       --           115,306
Parent and Other                                           --          --       --                --
                                                  -----------   ---------   ----------   -----------
TOTAL                                             $ 1,103,340   $ 320,196       --       $ 1,423,536
                                                  ===========   =========   ==========   ===========

The goodwill acquired for each line of business above relates to the acquisition of Allegiant Bancorp, Inc. Refer to Note 3 for further discussion on the Allegiant acquisition.

The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, and merchant portfolios, and other intangibles. Merchant portfolio intangibles relate to merchant card customer portfolios acquired by National Processing. A summary of core deposit, credit card, and merchant portfolios, and other intangible assets follows:

                                      JUNE 30   December 31   June 30
(In Thousands)                         2004        2003        2003
--------------                       ---------  -----------   --------
CORE DEPOSIT INTANGIBLES
  Gross carrying amount              $ 109,441  $    93,328   $ 93,328
  Less: accumulated amortization        85,451       78,162     71,665
                                     ---------  -----------   --------
  NET CARRYING AMOUNT                   23,990       15,166     21,663
                                     ---------  -----------   --------
CREDIT CARD INTANGIBLES
  Gross carrying amount                 17,323       17,323     17,323
  Less: accumulated amortization        14,882       14,321     13,708
                                     ---------  -----------   --------
  NET CARRYING AMOUNT                    2,441        3,002      3,615
                                     ---------  -----------   --------
MERCHANT PORTFOLIOS
  Gross carrying amount                 73,499       73,499     73,199
  Less: accumulated amortization        35,248       30,187     25,129
                                     ---------  -----------   --------
  NET CARRYING AMOUNT                   38,251       43,312     48,070
                                     ---------  -----------   --------
OTHER INTANGIBLES
  Gross carrying amount                  4,498        1,237      1,237
  Less: accumulated amortization           772          242         83
                                     ---------  -----------   --------
  NET CARRYING AMOUNT                    3,726          995      1,154
                                     ---------  -----------   --------
TOTAL FINITE-LIVED INTANGIBLES
  Gross carrying amount                204,761      185,387    185,087
  Less: accumulated amortization       136,353      122,912    110,585
                                     ---------  -----------   --------
  NET CARRYING AMOUNT                $  68,408  $    62,475   $ 74,502
                                     =========  ===========   ========

At June 30, 2004, core deposit intangibles and other intangibles include $16 million and $3 million, respectively, recognized in connection of the acquisition of Allegiant Bancorp, Inc. The core deposit intangibles recognized will be amortized based upon an accelerated method not to exceed 10 years. The other intangible assets recognized, which represent noncompete agreements to certain former Allegiant executives, will be amortized over the restricted period for each executive not to exceed 3 years.

Amortization expense on finite-lived intangible assets totaled $7 million and $6 million for the three months ended June 30, 2004 and 2003, respectively. Amortization expense on finite-lived intangible assets totaled $13 million and $11 million for the six months ended June 30, 2004 and 2003, respectively. Amortization expense on finite-lived intangible assets is expected to total $26 million, $15 million, $12 million, $11 million, and $6 million in 2004, 2005, 2006, 2007, and 2008, respectively. These amounts are exclusive of any changes in amortization associated with pending acquisitions and dispositions.

11. MORTGAGE SERVICING RIGHT (MSR) ASSETS

The unpaid principal balance of residential mortgage loans serviced for third parties was $147.0 billion at June 30, 2004 compared to $141.1 billion at December 31, 2003 and $119.9 billion at June 30, 2003.

Changes in the carrying value of MSRs and the associated valuation allowance follow:

                                                                  Three Months Ended             Six Months Ended
                                                                         June 30                      June 30
                                                              --------------------------    --------------------------
(In Thousands)                                                   2004           2003           2004           2003
--------------                                                -----------    -----------    -----------    -----------
MORTGAGE SERVICING ASSETS
 Balance at beginning of period                               $ 1,320,235    $ 1,048,041    $ 1,300,612    $   949,539
 Additions                                                        219,293        258,047        359,432        525,356
 Amortization                                                    (140,133)      (124,736)      (240,030)      (250,447)
 SFAS 133 hedge basis adjustments                                 607,524        (82,978)       589,390       (123,768)
Application of valuation allowance to directly write-down
  servicing assets                                                     --       (137,874)            --       (137,874)
 Sales                                                             (2,431)        (4,815)        (4,916)        (7,121)
                                                              -----------    -----------    -----------    -----------
CARRYING VALUE BEFORE VALUATION ALLOWANCE AT END
  OF PERIOD                                                   $ 2,004,488    $   955,685    $ 2,004,488    $   955,685
                                                              -----------    -----------    -----------    -----------
VALUATION ALLOWANCE
 Balance at beginning of period                               $  (120,317)   $  (234,729)   $    (2,195)   $  (334,346)
 Impairment (charges) recoveries                                   41,880       (125,410)       (76,242)       (25,793)
 Application of valuation allowance to directly write-down
  servicing assets                                                     --        137,874             --        137,874
                                                              -----------    -----------    -----------    -----------
BALANCE AT END OF PERIOD                                      $   (78,437)   $  (222,265)   $   (78,437)   $  (222,265)
                                                              -----------    -----------    -----------    -----------
NET CARRYING VALUE OF MSRS AT END OF PERIOD                   $ 1,926,051    $   733,420    $ 1,926,051    $   733,420
                                                              ===========    ===========    ===========    ===========
FAIR VALUE OF MSRS AT END OF PERIOD                           $ 1,955,110    $   733,420    $ 1,955,110    $   733,420
                                                              ===========    ===========    ===========    ===========

MSRs are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the MSR, including hedge accounting adjustments, exceeds the fair value and is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR and the valuation allowance, precluding subsequent recoveries. There were no other-than-temporary writedowns recognized during the first six months of 2004. During the second quarter of 2003, management determined that $138 million of previously established valuation allowance was not recoverable and reduced both the asset and the valuation allowance.

The fair value of MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. At June 30, 2004, the fair value of MSRs exceeded the carrying value reported in the consolidated balance sheet by $29 million. This difference represents increases in the fair value of certain MSRs accounted for under SFAS 140 that could not be recorded above their cost basis, net of accumulated amortization and SFAS 133 adjustments.

The key economic assumptions used to estimate the value of the MSRs at June 30, 2004, December 31, 2003, and June 30, 2003 are presented in the table that follows. A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of June 30, 2004 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

                                                    JUNE 30      December 31    June 30
(Dollars in Thousands)                                2004          2003          2003
-----------------------------------------------    ----------    -----------    --------
Fair value                                         $1,955,110    $ 1,443,629    $733,420
Weighted-average life (in years)                          5.3            3.8         1.7
Weighted-average constant prepayment rate (CPR)         16.40%         24.24%      46.69%
Weighted-average discount rate                           9.81           9.56        9.30
Prepayment rate:
  Decline in fair value from 10% adverse change    $   94,324
  Decline in fair value from 20% adverse change       176,304
Discount rate:
  Decline in fair value from 10% adverse change        68,270
  Decline in fair value from 20% adverse change       131,954

The key economic assumptions used in determining the fair value of MSRs capitalized during the six-month periods ended June 30, were as follows:

                                                      2004          2003
                                                   ----------    -----------
Weighted-average CPR                                 20.43%        36.01%
Weighted-average life (in years)                       4.7           3.3
Weighted-average discount rate                        9.67%         9.36%

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

12. BORROWED FUNDS

Detail of borrowed funds follows:

                                JUNE 30     December 31     June 30
(In Thousands)                   2004          2003          2003
---------------------------   ----------    -----------    ----------
U.S. Treasury notes           $2,985,841    $ 5,654,745    $1,549,613
Senior bank notes                100,000             --       290,000
Commercial paper and other       817,371        960,715       828,312
                              ----------    -----------    ----------
TOTAL BORROWED FUNDS          $3,903,212    $ 6,615,460    $2,667,925
                              ==========    ===========    ==========
WEIGHTED-AVERAGE RATE                .84%           .78%          .96%
                              ==========    ===========    ==========

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial and residential real estate loans. The funds are placed at the discretion of the U.S. Treasury and are callable on demand.

The senior bank notes are issued by National City's bank subsidiaries and have maturities of 12 months or less.

Commercial paper is issued by the Corporation's subsidiary, National City Credit Corporation, and is due in three months or less.

The commercial paper and other category at June 30, 2004 and December 31, 2003 included liabilities totaling $171 million and $240 million, respectively, related to mortgage loans available for repurchase under GNMA optional repurchase programs. See further discussion in Note 1.

13. LONG-TERM DEBT

The composition of long-term debt follows. This note excludes the discussion and amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 14 for further discussion on these obligations.

                                         JUNE 30       December 31      June 30
(In Thousands)                            2004            2003           2003
----------------------------------    ------------    ------------    ------------
3.20% senior notes due 2008           $    288,597    $    295,590    $    303,998
3.125% senior notes due 2009               187,855              --              --
6.625% subordinated notes due 2004              --         249,978         249,914
8.50% subordinated notes due 2004               --         149,989         149,926
7.75% subordinated notes due 2004          199,979         199,850         199,722
7.20% subordinated notes due 2005          253,899         256,912         259,705
5.75% subordinated notes due 2009          315,521         326,933         340,763
6.875% subordinated notes due 2019         743,956         785,646         841,560
Other                                          880           1,760           1,760
                                      ------------    ------------    ------------
TOTAL HOLDING COMPANY                    1,990,687       2,266,658       2,347,348
7.25% subordinated notes due 2010          252,578         263,790         277,526
6.30% subordinated notes due 2011          215,603         224,940         236,715
7.25% subordinated notes due 2011          198,559         198,461         198,362
6.25% subordinated notes due 2011          319,918         333,766         351,294
6.20% subordinated notes due 2011          515,438         537,793         567,184
4.63% subordinated notes due 2013          299,277         299,237         299,304
4.25% subordinated notes due 2018          210,938         221,969         237,485
Senior bank notes                       12,359,723      15,266,153      19,239,182
Federal Home Loan Bank advances          3,880,461       3,867,957       4,003,852
                                      ------------    ------------    ------------
TOTAL BANK SUBSIDIARIES                 18,252,495      21,214,066      25,410,904
                                      ------------    ------------    ------------
TOTAL LONG-TERM DEBT                  $ 20,243,182    $ 23,480,724    $ 27,758,252
                                      ============    ============    ============

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

A summary of par values and weighted-average rates of long-term debt as of June 30, 2004 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk.

                                              Weighted-Average    Weighted-Average
(Dollars in Thousands)         Par Value      Contractual Rate     Effective Rate
----------------------       -------------    ----------------    ----------------
Senior notes                 $     500,000          3.17%               1.25%
Subordinated notes               3,425,000          6.32                2.83
Senior bank notes               12,358,500          1.81                1.75
FHLB advances                    3,861,196          1.54                2.25
Other                                  880         12.95               12.95
                             -------------         -----               -----
Total long-term debt         $  20,145,576          2.56%               2.02%
                             =============         =====               =====

All senior notes and subordinated notes of the holding company and subordinated notes of the bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. During the first six months of 2004, the holding company issued senior notes with a par value of $200 million.

Senior bank notes are issued by National City's bank subsidiaries. For the first six months of 2004, senior bank notes with a par value of $5.1 billion were issued by the bank subsidiaries. At June 30, 2004, senior bank notes totaling $1.9 billion were contractually based on a fixed rate of interest and $10.5 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2004 to 2078.

FHLB advances at June 30, 2004, contractually consisted of $331 million of fixed-rate obligations and $3.5 billion of variable-rate obligations. FHLB advances are collateralized by qualifying residential real estate loans and have maturities ranging from 2004 to 2023.

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

National City sponsors four trusts, First of America Capital Trust I, Fort Wayne Capital Trust I, Allegiant Capital Trust I, and Allegiant Capital Trust II, of which 100% of the common equity is owned by the Corporation. The Allegiant capital trusts were acquired in connection with the acquisition of Allegiant Bancorp, Inc. These trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by First of America Capital Trust I and Fort Wayne Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Allegiant Capital Trust I and Allegiant Capital Trust II are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by First of America Capital Trust I, Fort Wayne Capital Trust I, Allegiant Capital Trust I, and Allegiant Capital Trust II are first redeemable, in whole or in part, by the Corporation on January 31, 2007, April 15, 2007, August 2, 2004, and September 30, 2006, respectively.

In July 2004, the Corporation's Board of Directors approved the redemption of the Allegiant Capital Trust I capital securities. Redemption will occur 30 days after notice has been given to the security holders, subject to regulatory approval.

In the third quarter of 2003, as a result of applying the provisions of FIN 46 governing when an equity interest should be consolidated, the Corporation was required to deconsolidate the First of America and Fort Wayne subsidiary trusts from its financial statements. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on the Corporation's financial statements or liquidity position since the Corporation continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trusts. The consolidated debt obligation related to the trusts increased from $180 million to $186 million upon deconsolidation with the difference representing the Corporation's common ownership interest in the trusts. The Allegiant capital trusts are also not consolidated in the Corporation's financial statements. The total amount of capital securities owed to investors and the Corporation's consolidated debt owed to the Allegiant capital trusts is $57 million and $64 million, respectively, with the difference representing the Corporation's common ownership interest in the trusts and a purchase price adjustment recognized in connection with the Allegiant acquisition.

The capital securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. On May 6, 2004, the Federal Reserve issued proposed rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. This proposal would have no impact on the Corporation's Tier 1 capital.

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follows:

                                                                                   JUNE 30        December 31         June 30
                   (In Thousands)                                                   2004              2003             2003
                   --------------                                                   ----              ----             ------
8.12% junior subordinated debentures owed to First of America
 Capital Trust I due January 31, 2027                                             $154,640        $   154,640             --
9.85% junior subordinated debentures owed to Fort Wayne
 Capital Trust I due April 15, 2027                                                 30,928             30,928             --
9.875% junior subordinated debentures owned to Allegiant
 Capital Trust I due August 2, 2029                                                 18,067                 --             --
9.00% junior subordinated debentures owned to Allegiant
 Capital Trust II due September 30, 2031                                            45,575                 --             --

TOTAL JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED
                                                                                  --------        -----------        --------
  SUBSIDIARY TRUSTS                                                                249,210            185,568             --
                                                                                  --------        -----------        --------
8.12% capital securities of First of America Capital Trust I
 due January 31, 2027                                                                   --                 --        $150,000
9.85% capital securities of Fort Wayne Capital Trust I
 due April 15, 2027                                                                     --                 --          30,000
                                                                                  --------        -----------        --------
TOTAL CAPITAL SECURITIES OF CONSOLIDATED SUBSIDIARY TRUSTS                              --                 --         180,000
                                                                                  --------        -----------        --------
TOTAL CONSOLIDATED DEBT OBLIGATIONS RELATED TO SUBSIDIARY TRUSTS                  $249,210        $   185,568        $180,000
                                                                                  ========        ===========        ========


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

Regulatory and other capital measures follow:

                                                       JUNE 30                      December 31                    June 30
                                                         2004                          2003                          2003
                                                ---------------------        -----------------------        ---------------------
       (Dollars in Thousands)                     AMOUNT         RATIO         Amount          Ratio          Amount         Ratio
       ----------------------                     ------         -----         ------          -----          ------         -----
Total equity/assets                             $10,334,984      8.84%       $ 9,328,671        8.19%       $ 9,029,909      7.32%
Total common equity/assets                       10,334,984      8.84          9,328,671        8.19          9,029,909      7.32
Tangible common equity/tangible assets            8,843,040      7.66          8,162,856        7.24          7,852,608      6.43
Tier 1 capital                                    9,017,904      9.02          8,420,382        8.79          7,987,124      8.12
Total risk-based capital                         13,073,114     13.07         12,561,061       13.12         12,186,945     12.39
Leverage                                          9,017,904      7.90          8,420,382        7.43          7,987,124      6.78

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

National City Corporation's Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was June 15, 2004, each of the Corporation's subsidiary banks were considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank's capital category. As of December 31, 2003 and June 30, 2003, each of the subsidiary banks were also categorized as well-capitalized.

As discussed in Note 14, the capital securities held by the First of America, Fort Wayne, and Allegiant subsidiary trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. On May 6, 2004, the Federal Reserve issued proposed rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. This proposal would have no impact on the Corporation's Tier 1 capital.

The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $139 million at June 30, 2004.

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

Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. At June 30, 2004, the subsidiary banks may pay dividends of $1.1 billion, plus an additional amount equal to their net profits for the remainder of 2004, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

16. STOCKHOLDERS' EQUITY

A summary of activity in accumulated other comprehensive income follows:

                                                                             Six Months Ended
                                                                                  June 30
                                                                        ----------------------------
                      (In Thousands)                                       2004               2003
                      --------------                                       ----               ------
Accumulated unrealized gains on securities
  available for sale at January 1, net of tax                           $ 132,318          $ 223,073
Net unrealized losses for the period, net of tax benefit
  of $45,255 in 2004 and $7,658 in 2003                                   (84,044)           (14,223)
Reclassification adjustment for gains included in net income,
  net of tax expense of $1,819 in 2004 and $5,773 in 2003                  (3,378)           (25,804)
                                                                        ---------          ---------
Effect on other comprehensive income for the period                       (87,422)           (40,027)
                                                                        ---------          ---------
Accumulated unrealized gains on securities available for sale
  at June 30, net of tax                                                $  44,896          $ 183,046
                                                                        =========          =========
Accumulated unrealized losses on derivatives used in cash
  flow hedging relationships at January 1, net of tax                   $ (67,631)         $(155,893)
Net unrealized gains (losses) for the period, net of tax expense
  (benefit) of $11,436 in 2004 and $(27,203) in 2003                       21,239            (50,519)
Reclassification adjustment for losses included in net income,
  net of tax benefit of $23,172 in 2004 and $31,054 in 2003                43,035             57,673
                                                                        ---------          ---------
Effect on other comprehensive income for the period                        64,274              7,154
                                                                        ---------          ---------
Accumulated unrealized losses on derivatives used in cash
  flow hedging relationships at June 30, net of tax                     $  (3,357)         $(148,739)
                                                                        =========          =========
Accumulated other comprehensive income at
  January 1, net of tax                                                 $  64,687          $  67,180
Other comprehensive loss, net of tax                                      (23,148)           (32,873)
                                                                        ---------          ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME AT JUNE 30, NET OF TAX           $  41,539          $  34,307
                                                                        =========          =========

In February 2004, the Corporation's Board of Directors authorized the repurchase of up to 50 million shares of National City common stock, subject to an aggregate purchase limit of $2.0 billion. This new authorization replaced all prior share repurchase authorizations. During the first six months of 2004 and 2003, the Corporation repurchased 11.2 million and 1.4 million shares of its common stock, respectively. As of June 30, 2004, 41.0 million shares remain authorized for repurchase.

In connection with the acquisition of Provident Group Financial, Inc. (Provident) on July 1, 2004, 70,272 preferred shares of Provident were exchanged for one share each of National City Series D convertible preferred stock. National City Series D preferred stock is convertible at any time by the holder into 15.96 shares of National City common stock, is nonvoting, and has no par value.

17. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share calculations follow:

                                                                   Three Months Ended                Six Months Ended
                                                                         June 30                          June 30
                                                               -----------------------------    ----------------------------
(Dollars in Thousands, Except Per Share Amounts)                  2004             2003            2004            2003
------------------------------------------------                  ----             ----            ----            ---------
BASIC
  Net income applicable to common stock                        $    519,046     $    585,808    $  1,229,414    $  1,229,311
                                                               ------------     ------------    ------------    ------------
  Average common shares outstanding                             619,097,523      612,119,565     612,507,157     611,822,337
                                                               ------------     ------------    ------------    ------------
  Net income per common share-- basic                          $        .84     $        .96    $       2.01    $       2.01
                                                               ============     ============    ============    ============
DILUTED
  Net income                                                   $    519,046     $    585,808    $  1,229,414    $  1,229,311
                                                               ------------     ------------    ------------    ------------
  Average common shares outstanding                             619,097,523      612,119,565     612,507,157     611,822,337
  Stock award adjustment                                          6,378,834        6,264,627       6,529,339       5,166,901
                                                               ------------     ------------    ------------    ------------
  Average common shares outstanding-- diluted                   625,476,357      618,384,192     619,036,496     616,989,238
                                                               ------------     ------------    ------------    ------------
  Net income per common share-- diluted                        $        .83     $        .94    $       1.99    $       1.99
                                                               ============     ============    ============    ============

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the pro forma dilution assuming certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. For the three- and six-month periods ended June 30, 2004, options to purchase 1,717,786 and 3,367,677 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock and consequently their inclusion would have had an anti-dilutive effect. Comparably, for the three- and six-month periods ended June 30, 2003, options to purchase 11,764,339 and 21,235,434 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share.

18. INCOME TAX EXPENSE

The composition of income tax expense follows:

                                                             Three Months Ended            Six Months Ended
                                                                 June 30                      June 30
                                                            ----------------------       -----------------------
                    (In Thousands)                            2004          2003           2004           2003
                    --------------                            ----          ----           ----           ------
Applicable to income exclusive of securities gains          $269,929      $306,588       $626,990       $650,704
Applicable to securities gains                                 1,762         5,714          1,810          5,773
                                                            --------      --------       --------       --------
INCOME TAX EXPENSE                                          $271,691      $312,302       $628,800       $656,477
                                                            ========      ========       ========       ========

The effective tax rate for the three- and six-month periods ended June 30, 2004 was 34.4% and 33.8%, respectively. The effective tax rate was 34.8% for both the three- and six-month periods ended June 30, 2003. The lower tax rate for the first half of 2004 reflects a reduction in certain deferred tax liabilities due to the favorable conclusion of several tax examinations.

19. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS

COMMITMENTS: A summary of the contractual amount of significant commitments follows:

                                                                  JUNE 30          December 31       June 30
                (In Thousands)                                      2004              2003             2003
                --------------                                      ----              ----             --------
Commitments to extend credit:
  Commercial                                                     $15,418,477       $15,201,047      $13,901,933
  Residential real estate                                         15,995,940        10,556,066       35,274,256
  Revolving home equity and credit card lines                     25,518,133        23,936,622       19,488,932
  Other                                                              397,362           521,813          362,156
Standby letters of credit                                          3,760,763         3,765,284        3,727,925
Commercial letters of credit                                         328,806           150,640          156,418
Net commitments to sell mortgage loans and
  mortgage-backed securities                                       9,733,997        13,126,094       33,871,649
Commitments to fund principal investments                            255,676           226,793          231,900
Commitments to fund civic and community investments                  206,270           200,477          169,037

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

The Corporation has principal investment commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

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

CONTINGENT LIABILITIES AND GUARANTEES: The Corporation enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $21.9 billion and $42.1 billion for the second quarter and first six months of 2004, respectively, and were $29.4 billion and $56.9 billion for the same 2003 periods, respectively. Total loans repurchased or indemnified during the second quarter and first half of 2004 were $134 million and $191 million, respectively, and total loans repurchased or indemnified for the same 2003 period were $47 million and $124 million, respectively. Loans indemnified that remain outstanding as of June 30, 2004 totaled $233 million. In addition, total loans sold of $524 million remained uninsured as of June 30, 2004. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans at June 30, 2004 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $33 million and $61 million for the second quarter and first six months of 2004, respectively. Losses charge against the liability for the second quarter and first six months of 2003 were $23 million and $30 million, respectively. At June 30, 2004 and 2003, the liability for estimated losses on repurchase and indemnification was $176 million and $154 million, respectively, and was included in other liabilities on the balance sheet.

The guarantee liability for standby letters of credit was $7 million at June 30, 2004 and was recorded in other liabilities on the balance sheet. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date for the recognition provisions of FIN 45. See above for further discussion on standby letters of credit and their associated outstanding commitments.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through VISA(R) and MasterCard(R) for the last four months, plus any outstanding delayed-delivery, as defined below, transactions and unresolved chargebacks in the process of resolution. For the four-month period from March through June 2004, this amount totaled approximately $54 billion. At June 30, 2004, the Corporation had $5 million of unresolved chargebacks that were in process of resolution.

For the three months ended June 30, 2004 and 2003, the Corporation processed $33 million and $36 million, respectively, in chargebacks presented by issuing banks. For the six months ended June 30, 2004 and 2003, the Corporation processed $74 million and $76 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for the three months ended June 30, 2004 and 2003 were each $1 million. Actual losses recorded for the six months ended June 30, 2004 and 2003 were each $2 million. The Corporation accrues for probable losses based on historical experience and at June 30, 2004 and 2003 had $1 million recorded in accrued expenses and other liabilities for expected losses.

In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items. Where the product or service is not provided, however, until some time after the purchase (delayed-delivery), the potential for this contingent liability increases. For the six months ended June 30, 2004, the Corporation processed approximately $5 billion of merchant transactions related to delayed-delivery purchases.

The Corporation currently processes card transactions for United Airlines, Inc., which is currently operating under Chapter 11 protection. In May 2002, the Corporation announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Corporation will honor its existing contractual obligations to United Airlines but does not intend to renew the contract when its current term expires. In the event of liquidation of United Airlines, the Corporation could become financially responsible for refunding tickets purchased through VISA(R) and MasterCard(R) under the chargeback rules of those associations. At June 30, 2004, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract, was approximately $853 million. Based upon available information, this amount represents management's best estimate of its maximum potential chargeback exposure related to United Airlines, Inc. As of June 30, 2004, the Corporation held no significant collateral under this contract.

During 2003 and 2004, the Corporation's obligation to process card transactions for three other airline merchants ceased with these merchants transitioning to new processors. At June 30, 2004, the estimated dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $36 million. This amount represents management's best estimate of its maximum potential chargeback exposure under these contracts. As of June 30, 2004, the Corporation held cash collateral of $1 million and third-party indemnifications of $110 million against this remaining chargeback exposure.

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

STOCK OPTIONS: Stock options may currently be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually beginning one year from the date of grant and expire not later than 10 years from the date of grant. In addition, stock options may be granted that include the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.

On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock options under SFAS 123. Further discussion of the impact of this change is included in Note 1. During the second quarter and first six months of 2004, compensation expense recognized related to National City Corporation's stock option plans totaled $5 million and $11 million, respectively, and $3 million for the second quarter and first half of 2003.

RESTRICTED SHARES: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation generally recognized compensation expense over the restricted period. The weighted-average grant-date fair value of restricted share awards granted during the second quarter and first half of 2004 were $34.88 and $34.02, respectively, and $28.45 and $27.96, respectively, for the second quarter and first half of 2003. Compensation expense recognized for restricted share plans during the second quarter and first half of 2004 totaled $7 million and $13 million, respectively, and $3 million and $7 million for the second quarter and first half of 2003, respectively.

OPTION AND RESTRICTED STOCK AWARD ACTIVITY: Stock option and restricted stock award activity follows:


                                                                               Weighted-
                                                                                Average
                                             Shares Outstanding                Exercise
                                      --------------------------------         Price Per
                                       Awards                Options             Share
                                      ---------             ----------         ---------
January 1, 2003                       2,539,171             52,963,738            $26.89
  Cancelled                             (79,685)              (497,673)            29.98
  Exercised                            (238,142)            (4,609,625)            20.31
  Granted                               343,636                961,980             31.66
                                      ---------             ----------         ---------
June 30, 2003                         2,564,980             48,818,420            $27.57
                                      ---------             ----------         ---------
January 1, 2004                       3,781,641             50,851,242            $28.52
  Acquisition                                --                456,754             17.32
  Cancelled                            (113,494)              (216,097)            30.01
  Exercised                            (594,516)            (5,172,041)            23.84
  Granted                               480,823              1,140,731             34.79
                                      ---------             ----------         ---------
JUNE 30, 2004                         3,554,454             47,060,589         $   29.07
                                      =========             ==========         =========

Upon consummation of the Allegiant acquisition, all outstanding options issued by Allegiant were converted into equivalent National City options. Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at June 30, 2004 follows:

                                                          Weighted-
                                                           Average
                                         Weighted-         Remaining                          Weighted-
                                          Average         Contractual                          Average
    Range of                             Exercise            Life                             Exercise
Exercise Prices          Outstanding      Price           (in years)          Exercisable         Price
---------------          -----------     ---------        -----------         -----------     ---------
$4.69-$11.99                  87,009     $   8.49              1.6                87,009      $   8.49
 12.00-16.99               1,043,447        14.79              1.4             1,043,447         14.79
 17.00-21.99               4,839,053        17.89              5.1             4,839,053         17.89
 22.00-26.99                 817,398        25.50              2.9               809,398         25.49
 27.00-31.99              24,768,916        28.93              6.2            20,552,800         29.23
 32.00-37.81              15,504,766        34.03              5.9             9,154,467         34.07
                         -----------     ---------        -----------         -----------     ---------
      TOTAL               47,060,589     $  29.07              5.8            36,486,174      $  28.40
                         ===========     =========        ===========         ===========     =========

At June 30, 2004 and 2003, options for 36,486,174 and 34,327,720 shares of common stock, respectively, were exercisable. As of June 30, 2004, 45 million shares of National City common stock under the Long-Term Inventive Plan were available for grant.

21. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

National City has a noncontributory defined benefit pension plan covering substantially all employees. Employees retained from the Allegiant and Provident acquisitions will be eligible to participate in the Corporation's defined benefit pension plan effective January 1, 2005. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. Actuarially-determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

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

Using an actuarial measurement date of October 31, 2003 and 2002, components of net periodic benefit and net periodic cost for the three- and six-month periods ended June 30 follow:

                                                    Three Months Ended                  Six Months Ended
                                                          June 30                            June 30
                                                  --------------------------         --------------------------
          (In Thousands)                            2004             2003              2004             2003
          --------------                            ----             ----              ----             -------
PENSION BENEFITS
  Service cost                                    $  13,847        $  12,791         $  27,694        $  25,581
  Interest cost                                      20,681           20,021            41,363           40,042
  Expected return on plan assets                    (31,825)         (35,861)          (63,650)         (71,721)
  Amortization of prior service cost                    418           (1,189)              836           (2,378)
  Transition benefit                                 (1,189)             (52)           (2,378)            (104)
  Recognized net actuarial loss                         325              365               650              731
                                                  ---------        ---------         ---------        ---------
NET PERIODIC COST (BENEFIT)                       $   2,257        $  (3,925)        $   4,515        $  (7,849)
                                                  ---------        ---------         ---------        ---------
OTHER POSTRETIREMENT BENEFITS
  Service cost                                    $     833        $     736         $   1,665        $   1,473
  Interest cost                                       2,354            2,336             4,709            4,671
  Amortization of prior service cost                     24               33                48               67
  Transition obligation                                 350              351               701              701
  Recognized net actuarial loss                         498              397               996              794
                                                  ---------        ---------         ---------        ---------
NET PERIODIC COST                                 $   4,059        $   3,853         $   8,119        $   7,706
                                                  =========        =========         =========        =========

Actuarial assumptions used to calculate the net periodic pension benefit and cost were as follows:

                                                     Pension Benefits        Other Postretirement Benefits
                                                ------------------------     -----------------------------
                                                  2004           2003          2004                2003
                                                ---------      ---------     ---------           ---------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                        6.25%          6.75%         6.25%               6.75%
Rate of compensation increase                   2.75-7.50      2.75-7.50     2.75-7.50           2.75-7.50
Expected long-term return on plan assets             8.50           9.50            --                  --

In December 2003, a bill was singed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies which sponsor postretirement benefit plans that provide prescription drug coverage. In May 2004, FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which provides guidance on accounting for the federal subsidy. The provisions of FASB 106-2 became effective for the Corporation as of July 1, 2004. Accordingly, the postretirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. The Corporation anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At June 30, 2004, December 31, 2003, and June 30, 2003, obligations of $86 million, $83 million, and $85 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $4 million and $7 million for the second quarter and first six months of 2004, respectively, and $4 million and $8 million for the second quarter and first six months of 2003, respectively.

Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2004 and 2003, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $17 million and $39 million for the second quarter and first six months of 2004, respectively, and $17 million and $40 million for the second quarter and first six months of 2003, respectively.

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

Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At June 30, 2004, these collateral agreements covered 99.7% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At June 30, 2004, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $196 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $87 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on June 30, 2004, December 31, 2003, and June 30, 2003.

FAIR VALUE HEDGES: The Corporation primarily uses interest rate swaps, interest rate futures, interest rate caps and floors, interest rate options, interest rate forwards, and forward purchase and sales commitments to hedge the fair values of mortgage loans held for sale, mortgage servicing assets, certain fixed-rate commercial loans, and U.S. Treasury securities for changes in interest rates.

The Corporation also uses receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased certificates of deposit, long-term FHLB advances, corporate and subordinated long-term debt, and senior bank notes.

For the three and six month periods ended June 30, 2004, the Corporation recognized total net ineffective fair value hedge losses of $57 million and $80 million, respectively. For the same periods in 2003, the Corporation recognized total net ineffective hedge gains of $63 million and $95 million, respectively. Of the total (losses) gains recognized, net ineffective hedge losses related to servicing assets were $58 million and $52 million for the three and six month periods ended June 30, 2004, respectively, compared to net ineffective gains of $56 million and $82 million for the same periods in 2003, respectively. For the second quarter and first six months of 2004, net ineffective hedge losses related to mortgage loans held for sale were $7 million and $42 million, respectively. Mortgage loans held for sale were not designated in a hedge relationship during 2003. Ineffective hedge gains (losses) for mortgage servicing assets and mortgage loans held for sale are included in mortgage banking revenue on the income statement. Net ineffective hedge gains related to hedging commercial loans, U.S. Treasury securities, and fixed-rate funding products are included in other noninterest income on the income statement and were $7 million and $14 million for the three and six month periods ended June 30, 2004, respectively. Net ineffective hedge gains related to these hedged assets and liabilities were $6 million and $13 million for the same periods in 2003. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first six months of 2004 and 2003.

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

For the three and six month periods ended June 30, 2004, the Corporation recognized net ineffective cash flow hedge gains of $100 thousand and $200 thousand, respectively. For the same periods in 2003, the Corporation recognized net ineffective cash flow hedge gains of $1 million and $900 thousand, respectively. These gains are included in other noninterest income on the income statement. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first six months of 2004 and 2003.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At June 30, 2004, December 31, 2003 and June 30, 2003, accumulated other comprehensive income included a deferred after-tax net loss of $3 million, $68 million and $149 million, respectively, related to derivatives used to hedge funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income as of June 30, 2004, is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through June 2009, with $58 million of net loss expected to be reclassified within the next year. During the three and six month periods ended June 30, 2004, pretax losses of $33 million and $63 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. For the same 2003 periods, pretax losses of $50 million and $89 million, respectively, were reclassified into interest expense. Additionally, during the first six months of 2004, a pretax loss of $4 million was reclassified from accumulated other comprehensive income into other noninterest income for cash flow hedges that were discontinued because forecasted debt issuances originally contemplated were not probable of occurring. There were no gains or losses reclassified into earnings during the first six months of 2003 arising from the determination that the original forecasted transaction would not occur.

The tables on the following pages provide further information regarding derivative instruments designated in fair value and cash flow hedges at June 30, 2004, December 31, 2003, and June 30, 2003.

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at June 30, 2004, December 31, 2003, and June 30, 2003 follows:

                                                    JUNE 30, 2004                                   December 31, 2003
                                             ----------------------------- ------------- -------------------------------------
                                                          DERIVATIVE        NET INEFFECTIVE                  Derivative
                                             NOTIONAL   ------------------    HEDGE GAINS    Notional     ---------------------
             (In Millions)                    AMOUNT     ASSET   LIABILITY    (LOSSES)(a)     Amount       Asset      Liability
                                             --------   -------  ---------  ---------------  --------     --------    ---------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps        $     60   $   1.1  $      --                   $     60     $    1.4    $     --
    Receive-fixed interest rate swaptions
      sold                                         25       --          .1                         55           --           .2
    Pay-fixed interest rate swaps               3,335      25.4      115.9                      3,379          3.5        195.0
    Callable pay-fixed interest rate swaps         43       --         2.5                         43           --          4.0
    Pay-fixed interest rate swaptions sold        175       --         2.2                        205           --          7.1
    Interest rate caps sold                       715       --         1.0                        815           --          1.4
    Interest rate floors sold                     360       --         4.0                        360           --          7.7
    Interest rate futures purchased             1,789       --          --                      2,173           --           --
    Interest rate futures sold                  3,303       --          --                      3,086           --           --
                                             --------   -------  ---------      ---------    --------     --------    ---------
Total                                           9,805      26.5      125.7      $   14.0      10,176           4.9        215.4
                                             --------   -------  ---------      ---------    --------     --------    ---------
  Mortgage loans held for sale
    Forward commitments to purchase and
      sell mortgage loans and mortgage-backed
       securities                              10,059        --       20.4                         --           --           --
    Receive-fixed interest rate swaps             775        --       15.0                         --           --           --
    Pay-fixed interest rate swaps                 550        --        5.9                         --           --           --
    Pay-fixed interest rate swaptions             450        --         --                         --           --           --
      purchased
    Interest rate caps purchased                9,750      28.0         --                         --           --           --
                                             --------   -------  ---------      ---------    --------     --------    ---------
Total                                          21,584      28.0       41.3          (42.5)         --           --           --
                                             --------   -------  ---------      ---------    --------     --------    ---------
  Mortgage servicing assets
    Forward commitments to
      purchase mortgage loans and
      mortgage-backed securities                5,624       9.6         --                      2,904         31.7           --
    Receive-fixed interest rate swaps           7,628     134.7      196.1                     10,206        376.2         48.2
    Receive-fixed interest rate swaptions       1,500      10.2         --                         --           --           --
      purchased
    Receive-fixed interest rate swaptions         500       --         7.4                        415           --           8.6
      sold
    Pay-fixed interest rate swaps                  --       --          --                         30           --           .1
    Pay-fixed interest rate swaptions           4,150      66.2         --                      3,515         62.5           --
      purchased
    Pay-fixed interest rate swaptions sold        500       --         2.8                      1,295           --         76.2
    Principal-only interest rate swaps            427       2.4        4.0                        123          6.9           .5
    Interest rate caps purchased               30,898     105.0                                30,410         83.5           --
    Interest rate caps sold                     2,999       --        10.0                         --           --           --
    Interest rate floors purchased              1,500       5.4         --                         --           --           --
    Interest rate futures purchased               700       --          --                         --           --           --
                                             --------   -------  ---------      ---------    --------     --------    ---------
Total                                          56,426     333.5      220.3          (51.6)     48,898        560.8        133.6
                                             --------   -------  ---------      ---------    --------     --------    ---------
  Funding
    Receive-fixed interest rate swaps           5,085     188.6       85.6                      4,550        350.8         35.7
    Callable receive-fixed interest
       rate swaps                                 358       4.8       11.0                        310          9.2          3.2
                                             --------   -------  ---------      ---------    --------     --------    ---------
Total                                           5,443     193.4       96.6             .1       4,860        360.0         38.9
                                             --------   -------  ---------      ---------    --------     --------    ---------
TOTAL DERIVATIVES USED IN FAIR
  VALUE HEDGES                                 93,258     581.4      483.9          (80.0)     63,934        925.7        387.9
                                             --------   -------  ---------      ---------    --------     --------    ---------
CASH FLOW HEDGES
  Funding
    Pay-fixed interest rate swaps               9,210      61.8       17.1                     10,945          2.1         52.1
    Interest rate caps purchased                4,500      40.3         --                      3,500          3.0           --
                                             --------   -------  ---------      ---------    --------     --------    ---------
Total                                          13,710     102.1       17.1             .2      14,445          5.1         52.1
                                             --------   -------  ---------      ---------    --------     --------    ---------
TOTAL DERIVATIVES USED IN CASH FLOW            13,710     102.1       17.1                     14,445          5.1         52.1
  HEDGES                                                                               .2
                                             --------   -------  ---------      ---------    --------     --------    ---------
TOTAL DERIVATIVES USED FOR INTEREST
  RATE RISK MANAGEMENT AND DESIG-
  NATED IN SFAS 133 RELATIONSHIPS            $106,968   $ 683.5  $  501.0       $   (79.8)   $ 78,379     $  930.8    $   440.0
                                             ========   =======  =========      =========    ========     ========    =========

     (a) Represents net ineffective hedge gain (loss) on hedging strategy for the six-month period ended June 30, 2004.

                                                                                  June 30, 2003
                                                            -------------------------------------------------------------
                                                                                  Derivative              Net Ineffective
                                                            Notional         ------------------------       Hedge Gains
                (In Millions)                                Amount            Asset        Liability       (Losses)(a)
                                                            ---------        --------       ---------     ---------------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps                       $      60        $    2.2       $      --
    Receive-fixed interest rate swaptions sold                     55              --              --
    Pay-fixed interest rate swaps                               3,422              --           293.7
    Callable pay-fixed interest rate swaps                         44              --             5.5
    Pay-fixed interest rate swaptions sold                         55              --             6.4
    Interest rate caps sold                                       815              --             1.1
    Interest rate floors sold                                     360              --            11.0
    Interest rate futures purchased                             2,720              --              --
    Interest rate futures sold                                  3,724              --              --
                                                            ---------        --------       ---------     ---------------
Total                                                          11,255             2.2           317.7     $          12.6
                                                            ---------        --------       ---------     ---------------
  Available for sale securities
    Pay fixed interest rate swaps                                 250              --             1.2
                                                            ---------        --------       ---------     ---------------
Total                                                             250              --             1.2                  .1
                                                            ---------        --------       ---------     ---------------
  Mortgage servicing assets
    Forward commitments to purchase
      mortgage loans and mortgage-
      backed securities                                         4,525              --            27.2
    Receive-fixed interest rate swaps                           2,842           404.4             1.5
    Receive-fixed interest rate swaptions sold                    188             --              2.9
    Pay-fixed interest rate swaptions purchased                 3,600            14.1              --
    Pay-fixed interest rate swaptions sold                      2,318            41.3           217.6
    Principal-only interest rate swaps                            257            20.7             4.5
    Interest rate caps purchased                               22,454            32.8              --
    Interest rate futures purchased                               400              --              --
                                                            ---------        --------       ---------     ---------------
Total                                                          36,584           513.3           253.7                82.1
                                                            ---------        --------       ---------     ---------------
  Funding
    Receive-fixed interest rate swaps                           4,950           558.7            10.4
    Callable receive-fixed interest rate swaps                    445            17.5              .9
                                                            ---------        --------       ---------     ---------------
Total                                                           5,395           576.2            11.3                  --
                                                            ---------        --------       ---------     ---------------
TOTAL DERIVATIVES USED IN FAIR VALUE HEDGES                    53,484         1,091.7           583.9                94.8
                                                            ---------        --------       ---------     ---------------
  Funding
    Pay-fixed interest rate swaps                              14,055              .5           162.7
    Interest rate caps purchased                                3,500             3.3              --
                                                            ---------        --------       ---------     ---------------
Total                                                          17,555             3.8           162.7                  .9
                                                            ---------        --------       ---------     ---------------
TOTAL DERIVATIVES USED IN CASH FLOW HEDGES                     17,555             3.8           162.7                  .9
                                                            ---------        --------       ---------     ---------------
TOTAL DERIVATIVES USED FOR INTEREST RATE RISK
  MANAGEMENT
  AND DESIGNATED IN SFAS 133 RELATIONSHIPS                  $  71,039        $1,095.5       $   746.6     $          95.7
                                                            =========        ========       =========     ===============

     (a) Represents net ineffective hedge gain (loss) on hedging strategy for the six-month period ended June 30, 2003.

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


                                                 Net Derivative Asset (Liability)                   Net Gains (Losses)
                                                ----------------------------------      -------------------------------------------
                                                                                         Three Months Ended        Six Months Ended
                                                                                               June 30                 June 30
                                                JUNE 30    December 31     June 30      --------------------       ----------------
           (In Millions)                         2004         2003          2003          2004         2003         2004      2003
                                                -------    -----------     -------      --------      ------       ------    ------
OTHER DERIVATIVE INSTRUMENTS
  Mortgage-banking-related:
    Mortgage servicing asset risk
      management                                 $(33.0)   $      36.1     $  34.3      $  (41.0)     $168.0       $365.6    $183.7
                                                -------    -----------     -------      --------      ------       ------    ------
    Mortgage loan commitments and
     commitment and mortgage loan risk
     management                                     2.8          (72.1)       (7.9)       (242.1)      (95.7)      (122.8)     56.4
                                                -------    -----------     -------      --------      ------       ------    ------
Total mortgage-banking related                    (30.2)         (36.0)       26.4        (283.1)       72.3        242.8     240.1
                                                -------    -----------     -------      --------      ------       ------    ------
  Customer risk management                         10.1           15.0        16.7           4.5         3.2          6.5       6.6
  Other                                             6.5            3.7        11.8          22.9        68.4         22.2      65.7
                                                -------    -----------     -------      --------      ------       ------    ------
Total other                                        16.6           18.7        28.5          27.4        71.6         28.7      72.3
                                                -------    -----------     -------      --------      ------       ------    ------
  TOTAL OTHER DERIVATIVE INSTRUMENTS             $(13.6)   $     (17.3)    $  54.9       $(255.7)     $143.9       $271.5    $312.4
                                                =======    ===========     =======      ========      ======       ======    ======

23. LINE OF BUSINESS RESULTS

National City operates six major lines of business: Consumer and Small Business Financial Services, Wholesale Banking, National City Mortgage Co., National Consumer Finance, Asset Management, and National Processing. Effective January 1, 2004, National City Mortgage Co., formerly a business unit within National Consumer Finance, was designated as a separate line of business. Prior periods have been restated to conform to the current line of business reporting structure.

Consumer and Small Business Financial Services (CSB) provides banking services to consumers and small businesses within National City's seven-state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, CSB's activities also include small business services, dealer finance, education finance, retail brokerage, and lending-related insurance services. Consumer lending products include home equity, automobile, marine, and recreational vehicle installment loans, government or privately guaranteed student loans, and credit cards and other unsecured personal and business lines of credit. Major revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. CSB's expenses are mainly personnel and branch network support costs.

Wholesale Banking provides credit-related and treasury management products, as well as capital markets and international services, to large- and medium-sized corporations. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, structured finance, syndicated lending, equity and mezzanine capital, treasury management services, and international payment and clearing services. The majority of revenue is driven by loans to middle-market companies with annual revenue in the $5 million to $500 million range across a diverse group of industries, generally within National City's seven-state footprint. Expenses include personnel and support costs, in addition to credit costs.

National City Mortgage Co. (NCMC) originates conventional residential mortgage and home equity loans both within National City's banking footprint and nationally. NCMC's activities also include servicing mortgage loans for third-party investors. Mortgage loans originated by NCMC generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first six months of 2004, approximately 52% of NCMC mortgage loans were originated through wholesale and correspondent channels, while 48% were originated through retail mortgage branches operated by NCMC nationally, or through CSB bank branches within National City's banking footprint. Significant revenue streams for NCMC include net interest income on loans held for sale and fee income related to the origination, sale and servicing of loans. Expenses include personnel costs, branch office costs, third-party outsourcing and loan collection expenses.

National Consumer Finance (NCF) is comprised of three business units and originates home equity loans and nonconforming residential mortgage loans nationally through correspondent relationships and a network of brokers. Nonconforming mortgage loans are originated by First Franklin Financial Corporation (First Franklin), a business unit within NCF, principally through wholesale channels, including a national network of brokers and mortgage bankers. Historically, approximately half of First Franklin originated loans are retained in portfolio at National City Home Loan Services, another business unit within NCF; the rest are sold servicing released to secondary market investors. The percentage of loans sold versus retained in any given period will vary depending on product mix and market conditions. Nonconforming mortgages are generally not readily saleable to primary mortgage market aggregators due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The National Home Equity business unit within NCF originates prime-quality home equity loans outside National City's banking footprint. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination and sale of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.

The Asset Management business includes both institutional asset and personal wealth management. The institutional asset management business provides investment management, custody, retirement planning services, and other corporate trust services to institutional clients, and acts as the investment advisor for the Armada(R) mutual funds. The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City's banking footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by three business units -- Private Client Group, NatCity Investments, Inc., and Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, estate and tax planning, as well as trust management and administration for affluent individuals and families. Sterling offers financial management services and alternative investments for high net worth clients.

National Processing consists of National Processing, Inc., National City's 83%-owned payment processing subsidiary. National Processing authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit transactions and also provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and health care industries. National Processing is the second largest acquirer of card transactions in the United States. In July 2004, a definitive agreement was executed for the sale of this subsidiary, as described in Note 3 on page 19.

The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results attempt to reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed as part of investment funding activities. Asset securitizations related to credit card and automobile loans are also considered funding activities and the effects of such securitizations are included within the Parent and Other category. The credit card and automobile loans sold through securitizations continue to be reflected as owned by the business unit that manages those assets. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Parent and Other is primarily comprised of the results of investment funding activities, intersegment revenue and expense eliminations, and unallocated corporate income and expense. The intersegment revenue and expense amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been restated to conform with the current period's presentation.

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business is included in the table on the following page.


                              CONSUMER AND
                                  SMALL
                                BUSINESS                 NATIONAL    NATIONAL
(In Thousands)                  FINANCIAL    WHOLESALE     CITY      CONSUMER       ASSET    NATIONAL     PARENT      CONSOLIDATED
                                SERVICES      BANKING   MORTGAGE CO.  FINANCE    MANAGEMENT  PROCESSING  AND OTHER       TOTAL
                              -------------  ---------  -----------  --------    ----------  ----------  ---------    ------------
QUARTER ENDED JUNE 30, 2004
Net interest income
  (expense)(a)                  $500,475     $ 272,897    $160,732   $278,728    $   26,583  $      986  $(173,621)   $  1,066,780
Provision (benefit) for
   loan losses                    75,017        (6,444)      2,753     10,406         1,421          --    (22,365)         60,788
Net interest income
  (expense) after provision      425,458       279,341     157,979    268,322        25,162         986   (151,256)      1,005,992
Noninterest income               214,921       103,655      50,107    157,226       160,199     132,334     47,835         866,277
Noninterest expense              370,589       125,837     181,975    140,276        74,676     109,620     72,164       1,075,137
                                --------     ---------   ---------   --------    ----------  ----------  ---------    ------------
Income (loss) before taxes       269,790       257,159      26,111    285,272       110,685      23,700   (175,585)        797,132
Income tax expense
  (benefit)(a)                   101,981        96,325       9,910    107,833        41,839       9,314    (89,116)        278,086
                                --------     ---------   ---------   --------    ----------  ----------  ---------    ------------
Net income (loss)               $167,809     $ 160,834   $  16,201   $177,439    $   68,846  $   14,386  $ (86,469)   $    519,046
                                --------     ---------   ---------   --------    ----------  ----------  ---------    ------------
Intersegment revenue
  (expense)                     $   (865)    $   5,068   $  14,357   $ (6,549)   $    1,330  $    1,191  $ (14,532)   $         --
Average assets (in millions)      27,184        31,300      17,494     26,958         3,005         705      9,186         115,832
                                --------     ---------   ---------   --------    ----------  ----------  ---------    ------------
Quarter ended June 30, 2003
Net interest income
  (expense)(a)                  $492,039      $264,730   $ 281,174   $193,306    $   25,930  $      865  $(155,796)   $  1,102,248
Provision (benefit) for
   loan losses                    73,761       104,384      (3,075)    28,504         2,733          --    (23,160)        183,147
                                --------     ---------   ---------   --------    ----------  ----------  ---------    ------------
Net interest income
  (expense) after provision      418,278       160,346     284,249    164,802        23,197         865   (132,636)        919,101
Noninterest income               180,339        60,132     357,429     87,594        91,588     113,590    121,240       1,011,912
Noninterest expense              328,321       120,820     199,880     74,256        70,952      95,945    136,063       1,026,237
                                --------     ---------   ---------   --------    ----------  ----------  ---------    ------------
Income (loss) before taxes       270,296        99,658     441,798    178,140        43,833      18,510   (147,459)        904,776
Income tax expense
  (benefit) (a)                  102,172        38,233     177,698     67,337        16,569       7,444    (90,485)        318,968
                                --------     ---------   ---------   --------    ----------  ----------  ---------    ------------
Net income (loss)               $168,124     $  61,425   $ 264,100   $110,803    $   27,264  $   11,066  $ (56,974)   $    585,808
                                --------     ---------   ---------   --------    ----------  ----------  ---------    ------------
Intersegment revenue
  (expense)                     $   (911)    $   5,146   $  13,309   $ (3,651)   $    1,650  $    1,373  $ (16,916)   $         --
Average assets (in millions)      25,700        31,225      30,297     18,008         2,884         542     10,379         119,035
                                ========     =========   =========   ========    ==========  ==========  =========    ============

(a) Includes tax-equivalent adjustment for tax-exempt interest income

                                CONSUMER AND
                                    SMALL
                                  BUSINESS                  NATIONAL   NATIONAL
                                  FINANCIAL    WHOLESALE      CITY     CONSUMER       ASSET    NATIONAL     PARENT     CONSOLIDATED
(In Thousands)                    SERVICES      BANKING   MORTGAGE CO.  FINANCE    MANAGEMENT  PROCESSING  AND OTHER      TOTAL
--------------                  -------------  ---------  -----------  --------    ----------  ----------  ---------   ------------
SIX MONTHS ENDED JUNE 30, 2004
Net interest income
  (expense)(a)                    $996,096     $ 529,956   $  302,370  $536,988    $   52,854  $    1,881  $(328,208)  $  2,091,937
Provision (benefit) for
   loan losses                     150,340         4,212        7,251    21,467         1,649          --    (41,624)       143,295
                                  --------     ---------   ----------  --------    ----------  ----------  ---------   ------------
Net interest income
  (expense) after provision        845,756       525,744      295,119   515,521        51,205       1,881   (286,584)     1,948,642
Noninterest income                 395,224       203,090      509,092   292,777       252,851     254,325     76,615      1,983,974
Noninterest expense                723,388       249,713      337,292   259,789       152,146     212,934    126,215      2,061,477
                                  --------     ---------   ----------  --------    ----------  ----------  ---------   ------------
Income (loss) before taxes         517,592       479,121      466,919   548,509       151,910      43,272   (336,184)     1,871,139
Income tax expense
  (benefit)(a)                     195,650       179,050      177,404   207,337        57,421      16,922   (192,059)       641,725
                                  --------     ---------   ----------  --------    ----------  ----------  ---------   ------------
Net income (loss)                 $321,942     $ 300,071   $  289,515  $341,172    $   94,489  $   26,350  $(144,125)  $  1,229,414
                                  --------     ---------   ----------  --------    ----------  ----------  ---------   ------------
Intersegment revenue
  (expense)                       $ (1,742)    $   9,024   $   26,013  $(12,543)   $    2,805  $    2,569  $ (26,126)  $         --
Average assets (in millions)        27,108        30,180       16,940    25,650         2,986         702      9,061        112,627
                                  ========     =========   ==========  ========    ==========  ==========  =========   ============

Six months ended June 30,
  2003

Net interest income
  (expense)(a)                    $980,764     $ 524,226   $  565,550  $364,479    $   50,981  $    1,548  $(284,572)  $  2,202,976
Provision (benefit) for
   loan losses                     144,226       220,158        8,073    47,842         4,317          --    (41,236)       383,380
                                  --------     ---------   ----------  --------    ----------  ----------  ---------   ------------
Net interest income
  (expense) after provision        836,538       304,068      557,477   316,637        46,664       1,548   (243,336)     1,819,596
Noninterest income                 342,028       146,769      935,031   155,754       174,294     219,713    141,809      2,115,398
Noninterest expense                680,832       257,773      373,038   147,491       146,761     188,509    240,699      2,035,103
                                  --------     ---------   ----------  --------    ----------  ----------  ---------   ------------
Income (loss) before taxes         497,734       193,064    1,119,470   324,900        74,197      32,752   (342,226)     1,899,891
Income tax expense
  (benefit)(a)                     188,144        72,788      444,014   122,812        28,046      13,139   (198,363)       670,580
                                  --------     ---------   ----------  --------    ----------  ----------  ---------   ------------
Net income (loss)                 $309,590     $ 120,276   $  675,456  $202,088    $   46,151  $   19,613  $(143,863)  $  1,229,311
                                  ========     =========   ==========  ========    ==========  ==========  =========   ============
Intersegment revenue
  (expense)                       $ (1,893)    $  11,342   $   22,587  $ (6,793)   $    3,665  $    2,784  $ (31,692)  $         --
Average assets (in millions)        25,742        31,212       29,586    17,189         2,899         538     10,518        117,684
                                  ========     =========   ==========  ========    ==========  ==========  =========   ============

------------
(a) Includes tax-equivalent adjustment for tax-exempt interest income

24. FINANCIAL HOLDING COMPANY

Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

BALANCE SHEETS

                                                           JUNE 30        December 31        June 30
(In Thousands)                                              2004              2003             2003
                                                       --------------   --------------    --------------
ASSETS
 Cash and demand balances due from banks               $            2   $        1,521    $
                                                                                                   1,508
 Loans to and receivables from subsidiaries                 1,425,536          819,115           369,084
 Securities                                                   333,018          164,179           206,996
 Other investments                                            127,919          479,394           435,929
 Investments in:
   Subsidiary banks                                        10,093,241        9,642,417         9,837,099
   Nonbank subsidiaries                                       646,124          608,916           544,188
 Goodwill                                                      59,989           58,566            58,566
 Derivative assets                                             70,011          124,901           198,890
 Other assets                                                 650,806          668,633           619,406
                                                       --------------   --------------    --------------
TOTAL ASSETS                                           $   13,406,646   $   12,567,642    $   12,271,666
                                                       ==============   ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Long-term debt                                        $    1,990,687   $    2,266,658    $    2,347,348
 Borrowed funds from subsidiaries                             249,210          185,568           185,568
 Derivative liabilities                                        23,548            4,695             1,754
 Accrued expenses and other liabilities                       808,217          782,050           707,087
                                                       --------------   --------------    --------------
   Total liabilities                                        3,071,662        3,238,971         3,241,757
 Stockholders' equity                                      10,334,984        9,328,671         9,029,909
                                                       --------------   --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   13,406,646   $   12,567,642    $   12,271,666
                                                       ==============   ==============    ==============

Securities and other investments totaling $106 million at June 30, 2004, were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the wholly-owned subsidiary trusts (the trusts). The holding company guarantees the capital securities issued by the trusts, which totaled $249 million at June 30, 2004. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $612 million at June 30, 2004. Additionally, the holding company guarantees National City Bank of Kentucky's financial obligation under this subsidiary's membership with VISA(R) up to $600 million and Mastercard(R) up to $400 million. Refer to Note 19 for further discussion of contingent liabilities and guarantees related to the Corporation's merchant card processing business.

STATEMENTS OF INCOME

                                                                        Three Months Ended                 Six Months Ended
                                                                             June 30                            June 30
                                                                 --------------------------------- ---------------- --------------
(In Thousands)                                                        2004             2003             2004              2003
                                                                 --------------- ----------------- ---------------- --------------
INCOME
 Dividends from:
   Subsidiary banks                                                 $1,275,000      $450,000        $1,275,000       $  450,000
   Nonbank subsidiaries                                                  4,000         4,000             6,000            4,000
 Interest on loans to subsidiaries                                         818           224             1,708              515
 Interest and dividends on securities                                    1,981         3,007             3,255            5,125
 Securities (losses) gains, net                                             (5)       31,409                98           31,409
 Other income                                                            4,242        12,351            10,882           12,743
                                                                    ----------      --------        ----------       ----------
TOTAL INCOME                                                         1,286,036       500,991         1,296,943          503,792
                                                                    ==========      ========        ==========       ==========
EXPENSE
 Interest on debt and other borrowings                                  17,480        24,571            37,918           49,352
 Other expense                                                          18,187        80,031            28,883           81,127
                                                                    ----------      --------        ----------       ----------
TOTAL EXPENSE                                                           35,667       104,602            66,801          130,479
                                                                    ==========      ========        ==========       ==========
Income before taxes and equity in undistributed
  net income of subsidiaries                                         1,250,369       396,389         1,230,142          373,313
Income tax (benefit)                                                    (6,213)      (25,553)          (32,119)         (44,961)
                                                                    ----------      --------        ----------       ----------
Income before equity in undistributed net income of
  subsidiaries                                                       1,256,582       421,942         1,262,261          418,274
Equity in undistributed net (loss) income of subsidiaries             (737,536)      163,866           (32,847)         811,037
                                                                    ----------      --------        ----------       ----------
NET INCOME                                                          $  519,046      $585,808        $1,229,414       $1,229,311
                                                                    ==========      ========        ==========       ==========

STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                             June 30
                                                                   --------------------------
(In Thousands)                                                         2004          2003
                                                                   -----------    -----------
Operating Activities
 Net income                                                        $ 1,229,414    $ 1,229,311
 Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed net income of subsidiaries                   32,847       (811,037)
   Depreciation and amortization of properties and equipment               943            569
   (Increase) decrease in receivables from subsidiaries               (782,575)        12,905
   Securities gains, net                                                   (98)       (31,409)
   Other gains, net                                                       (910)        22,358
   Amortization of premiums and discounts on securities and debt        (1,055)          (698)
   Increase (decrease) in accrued expenses and other liabilities        21,335        (59,687)
   Other, net                                                           41,468         17,722
                                                                   -----------    -----------
Net cash provided by operating activities                              541,369        380,034
                                                                   -----------    -----------
INVESTING ACTIVITIES
 Purchases of securities                                              (218,091)      (417,618)
 Proceeds from sales and maturities of securities                       58,583        458,214
 Net change in other investments                                       351,475        120,194
 Principal collected on loans to subsidiaries                          331,000        687,334
 Loans to subsidiaries                                                (405,000)      (370,000)
 Investments in subsidiaries                                           (15,001)          (522)
 Returns of investment from subsidiaries                               250,005        180,000
 Net (increase) decrease in properties and equipment                   (13,163)        10,840
 Cash paid for Allegiant, net of cash acquired                         (19,465)            --
                                                                   -----------    -----------
Net cash provided by investing activities                              320,343        668,442
                                                                   -----------    -----------
FINANCING ACTIVITIES
 Net decrease in borrowed funds                                             --     (1,020,000)
 Issuance of debt                                                      200,000        300,000
 Repayment of debt                                                    (400,880)          (880)
 Dividends paid                                                       (393,838)      (373,012)
 Issuances of common stock                                             122,816         83,055
 Repurchases of common stock                                          (391,329)       (37,629)
                                                                   -----------    -----------
Net cash used in financing activities                                 (863,231)    (1,048,466)
                                                                   -----------    -----------
(Decrease) increase in cash and demand balances due from banks          (1,519)            10
Cash and demand balances due from banks, January 1                       1,521          1,498
                                                                   -----------    -----------
CASH AND DEMAND BALANCES DUE FROM BANKS, JUNE 30                   $         2    $     1,508
                                                                   ===========    ===========
SUPPLEMENTAL INFORMATION
 Cash paid for interest                                            $    46,227    $    45,507
 Common stock and options issued in Allegiant acquisition              469,666           --
                                                                   ===========    ===========

Retained earnings of the holding company included $6.8 billion, $6.9 billion, and $6.7 billion of equity in undistributed net income of subsidiaries at June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

This Quarterly Report contains forward-looking statements. See page 67 for further information on the risks and uncertainties associated with forward-looking statements.

The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three and six months ended June 30, 2004 and serves to update the 2003 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 48 of this Form 10-Q. Certain prior period amounts have been restated to reflect changes in the Corporation's method of assessing effectiveness of its hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities.

OVERVIEW

The primary source of National City's revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

National City's second quarter 2004 net income was $519 million, or $.83 per diluted share, compared to $586 million, or $.94 per diluted share in the second quarter of 2003. The second quarter includes the results of Allegiant Bancorp, acquired by National City Corporation on April 9, 2004, from the merger date.

Results for the second quarter of 2004 reflect good loan growth, strong performance in deposits and fee income and continued improvements in corporate credit quality. Loan growth was experienced across all business lines but was particularly strong in the National Home Equity and First Franklin units. Both of these businesses set records for loan originations during the second quarter. As expected, earnings at National City Mortgage Co. declined as interest rates have increased. The second quarter experienced a reversal of the some of the hedging gains recognized during the first quarter of 2004.

Average portfolio loans increased 5% in comparison to the first quarter and 10% from the second quarter a year ago. Core deposits, excluding mortgage escrow balances, grew for the 15th consecutive quarter reflecting an increase of 5% over the first quarter. The acquisition of Allegiant added $1.6 billion to average portfolio loans and $1.5 billion to average core deposits, excluding escrow balances, representing approximately half of the growth in average core deposits from the first quarter.

Credit quality continued to improve during the second quarter resulting in a significant decrease in the loan loss provision in comparison to the prior year. Net charge-offs in the second quarter benefited from some relatively large commercial recoveries that are not expected to recur. Nonperforming assets at June 30, 2004 were $544 million in comparison to $657 million at year end and $818 million a year ago. Overall credit trends are expected to remain favorable.

RESULTS OF OPERATIONS

NET INTEREST INCOME

This section should also be reviewed in conjunction with the daily average balances/net interest income/rates table presented on pages 69-71 of this financial review.

Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $6 million and $13 million for the second quarter and first six months of 2004, respectively, and $7 million $15 million for the same periods in 2003, respectively.

Tax-equivalent net interest income for the second quarter and first six months of 2004 was $1.1 billion and $2.1 billion, respectively, as compared to $1.0 billion and $2.2 billion for the comparable 2003 periods. The year-over-year decrease in net interest income was primarily the result of lower average balances in the mortgage warehouse.

Net interest margin was 4.09% in the second quarter of 2004, compared to 4.16% in the first quarter of 2004 and 4.11% in last year's second quarter. Net interest margin for the first six months of 2004 was 4.12%, compared to 4.16% for the same period a year ago. The sustained low interest rate environment, which results in reduced asset yields and narrower spreads on deposits, continues to have an unfavorable impact on net interest margin.

Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources affecting net interest income and net interest margin is included in the Financial Condition section of this financial review beginning on page 54.

NONINTEREST INCOME

Details of noninterest income follow:

                                                   Three Months Ended          Six Months Ended
                                              ----------------------------    ------------------
                                              JUNE 30   March 31   June 30    JUNE 30   June 30
(In Millions)                                  2004       2004      2003       2004       2003
                                              -------   --------   -------    -------   --------
Mortgage banking revenue                      $   193   $    579   $   427    $   772   $  1,058
Deposit service charges                           162        147       142        309        277
Payment processing revenue                        132        122       113        254        218
Trust and investment management fees               79         76        78        155        147
Card-related fees                                  38         37        44         75         85
Brokerage revenue                                  34         32        34         66         58
Other service fees                                 29         23        26         52         54
Other                                             192        102       117        294        187
                                              -------   --------   -------    -------   --------
TOTAL FEES AND OTHER INCOME                       861      1,118       981      1,979      2,084
Securities gains, net                               5         --        31          5         31
                                              -------   --------   -------    -------   --------
TOTAL NONINTEREST INCOME                      $   866   $  1,118   $ 1,012    $ 1,984   $  2,115
                                              =======   ========   =======    =======   ========

Details of mortgage banking revenue follow:

                                                               Three Months Ended         Six Months Ended
                                                          -----------------------------   -----------------
                                                          JUNE 30   March 31    June 30   JUNE 30   June 30
(In Millions)                                              2004       2004       2003      2004      2003
                                                          -------   --------    -------   -------   -------
Servicing revenue:
 Net servicing fees                                       $   115   $    120    $    92   $   235   $   212
 Amortization of mortgage servicing assets                   (140)      (100)      (125)     (240)     (251)
 Mortgage servicing asset impairment (charge)
   recovery                                                    42       (118)      (125)      (76)      (25)
 Mortgage servicing asset ineffective hedge and
   other derivative gains (losses), net                       (99)       413        224       314       266
 Other                                                         --          1         --         1        --
                                                          -------   --------    -------   -------   -------
Net servicing revenue                                         (82)       316         66       234       202
NCMC origination and sales revenue                            110        122        273       232       699
First Franklin origination and sales revenue                  165        141         88       306       157
                                                          -------   --------    -------   -------   -------
TOTAL MORTGAGE BANKING REVENUE                            $   193   $    579    $   427   $   772   $ 1,058
                                                          =======   ========    =======   =======   =======

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

                                                               Three Months Ended         Six Months Ended
                                                          -----------------------------   -----------------
                                                          JUNE 30   March 31    June 30   JUNE 30   June 30
(In Millions)                                              2004       2004       2003       2004      2003
                                                          -------   --------    -------   -------   -------
NCMC loans originated for sale                            $17,252   $ 14,069    $32,853   $31,321   $57,153
Total First Franklin loan originations                      8,782      5,673      4,396    14,455     7,884
Less: First Franklin portfolio loan originations           (3,056)    (1,113)    (2,000)   (4,169)   (3,756)
                                                          -------   --------    -------   -------   -------
  Total First Franklin loans originated for sale            5,726      4,560      2,396    10,286     4,128
                                                          -------   --------    -------   -------   -------
TOTAL MORTGAGE LOANS ORIGINATED FOR SALE                  $22,978   $ 18,629    $35,249   $41,607   $61,281
                                                          =======   ========    =======   =======   =======
 NCMC loan sales                                          $17,047   $ 15,697    $27,277   $32,744   $52,888
 First Franklin loan sales                                  4,887      4,433      2,164     9,320     4,015
                                                          -------   --------    -------   -------   -------
TOTAL MORTGAGE LOAN SALES                                 $21,934   $ 20,130    $29,441   $42,064   $56,903
                                                          =======   ========    =======   =======   =======

The decrease in mortgage banking revenue during the second quarter and first half of 2004 was primarily attributable to lower net hedging results and origination and sales revenue at NCMC, partially offset by an increase in origination and sales revenue at First Franklin. Mortgage banking revenue included $57 million of net hedging losses, net of impairment recoveries, on mortgage servicing rights during the second quarter of 2004, compared to gains of $295 million and $99 million for the first quarter of 2004 and the prior year, respectively. The year-over-year decrease in origination and sales revenue at NCMC resulted from lower production and sales volume arising from higher interest rates and an associated reduction in refinancing activity. The linked-quarter decline in NCMC origination and sales revenue primarily resulted from unfavorable hedging results in the warehouse and pipeline, also driven by higher interest rates. The increase in First Franklin origination and sales revenue resulted from growth in production and sales volumes, which benefited from new product offerings, expansion into new markets, and an increase in production sold to third parties. A change in accounting for mortgage loan commitments made as of January 1, 2004, to conform to the recently issued SEC Staff Accounting

Bulletin 105, also reduced origination and sales revenue recognized for the first half of 2004 by $47 million as compared to previous accounting practice.

NCMC typically retains the right to service the mortgage loans it sells. Upon sale, the NCMC recognizes an MSR asset, which represents the present value of the estimated future net servicing cash flows over the estimated life of the underlying loan. As a result of the high volume of mortgage loan production and sales over the past year, the unpaid principal balance of loans serviced for third parties increased to $147.0 billion at June 30, 2004, up from $141.1 billion at December 31, 2003 and $119.9 billion at June 30, 2003. The carrying value of MSRs also grew over the past year and was $1.9 billion at June 30, 2004, $1.3 billion at December 31, 2003, and $733 million at June 30, 2003.

The value of MSRs is sensitive to changes in interest rates. In a low rate environment, as was experienced during the first quarter of 2004 and much of 2003, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the estimated value of existing MSRs. Conversely, as interest rates rise, as occurred during the second quarter of 2004, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the estimated value of existing MSRs. The Corporation manages the risk associated with declines in the value of MSRs by using derivative instruments. When rates rise, it is somewhat typical to experience underperformance in MSR hedging results resulting in both economic and accounting losses. This situation occurred early in the second quarter of 2004. Further detail on MSRs, including a sensitivity analysis of the effect changes in assumptions have on the value of servicing assets, is included in Note 11 to the consolidated financial statements.

The growth in deposit service charges during the second quarter and first half of 2004 was primarily attributed to increases in overdraft and non-sufficient funds (NSF) fees resulting from growth in the number of deposit accounts, increased transaction activity, and higher revenue per transaction.

The linked quarter and year-over-year growth in payment processing revenue generated by National Processing, Inc. (NPI), National City's 83%-owned subsidiary, was the result of higher transaction volume, strong customer retention, and higher rates from various pricing initiatives. The increase in transaction volume reflects growth both from existing accounts and new business, as well as from the acquisition of Bridgeview Payment Services in June 2003.

Card-related fees decreased during the first six months of 2004 over the same 2003 period principally due to higher deferrals of origination fees attributable to the increased production of home equity lines of credit during 2004.

Other noninterest income increased on a linked-quarter comparison mainly due to a $65 million gain on the sale of the Corporate Trust Bond Administration business and higher derivative-related gains recognized in the second quarter. These gains were partially offset by lower principal investment gains and a first quarter gain of $9 million on the securitization of automobile loans. The increase in derivative gains resulted from a second quarter $19 million gain associated with certain cash flow hedging transactions that did not qualify for special hedge accounting under SFAS 133. Principal investment gains recognized during the second quarter of 2004 were $17 million, compared to $23 million in the previous quarter. The increase in other noninterest income during the first half of 2004 primarily resulted from the aforementioned Corporate Bond Administration and securitization gains and an increase in principal investment gains recognized, offset by lower derivative-related gains. Principal investment gains of $40 million were recognized during the first half of 2004, compared to principal investment losses of $10 million recognized during the first half of last year. The decrease in derivative-related gains was primarily associated with a 2003 gain recognized on interest rate swaps that were used to economically hedge the steep yield curve, with no similar gain recognized in 2004.

The majority of net security gains recognized during 2003 were generated from the Corporation's internally-managed equity portfolio of bank and thrift common stocks (bank stock fund). There were no sales of bank stock fund securities during the first half of 2004.

NONINTEREST EXPENSE

Details of noninterest expense follow:

                                                                   Three Months Ended               Six Months Ended
                                                          ------------------------------------      -----------------
                                                          JUNE 30       March 31       June 30      JUNE 30   June 30
(In Millions)                                              2004           2004           2003        2004      2003
                                                          -------       --------       -------      -------   -------
Salaries, benefits, and other personnel                   $   594       $    549       $   542      $ 1,143   $ 1,103
Third-party services                                           73             68            71          141       136
Equipment                                                      72             69            62          141       127
Net occupancy                                                  59             60            56          119       114
Card processing                                                60             58            52          118       104
Postage and supplies                                           35             34            33           69        66
Marketing and public relations                                 30             22            67           52        84
Telecommunications                                             23             19            19           42        40
State and local taxes                                          13             15            14           28        30
Travel and entertainment                                       19             16            14           35        27
Goodwill and other intangible asset amortization                7              6             6           13        11
Other                                                          90             70            90          160       193
                                                          -------       --------       -------      -------   -------
TOTAL NONINTEREST EXPENSE                                 $ 1,075       $    986       $ 1,026      $ 2,061   $ 2,035
                                                          =======       ========       =======      =======   =======

Details of salaries, benefits, and other personnel expense follow:

                                                                    Three Months Ended              Six Months Ended
                                                          ------------------------------------      -----------------
                                                          JUNE 30       March 31       June 30      JUNE 30   June 30
(Dollars in Millions)                                       2004          2004           2003        2004      2003
                                                          -------       --------       -------      -------   -------
Salaries and wages                                        $   318       $    313       $   303      $   631   $   602
Incentive compensation                                        210            157           241          367       412
Deferred personnel costs                                     (104)           (81)         (155)        (185)     (265)
Stock-based compensation                                       12             12             6           24        10
Payroll taxes                                                  36             44            37           80        80
Contract labor                                                 32             19            23           51        43
Medical and other benefits                                     48             46            49           94        93
Defined contribution plans                                     17             22            17           39        40
Defined benefit pension plan                                    3              2            (4)           5        (8)
Market valuation adjustments on deferred
  compensation liabilities                                      7              3            18           10        17
Severance and other                                            15             12             7           27        79
                                                          -------       --------       -------      -------   -------
TOTAL SALARIES, BENEFITS, AND OTHER PERSONNEL             $   594       $    549       $   542      $ 1,143   $ 1,103
                                                          =======       ========       =======      =======   =======
FULL-TIME-EQUIVALENT EMPLOYEES                             34,062         33,036        32,414
                                                          =======       ========       =======      =======   =======

The year-over-year increase in salaries, benefits, and other personnel expense reflects higher contract labor, stock compensation, defined benefit plan expenses, and lower deferred personnel costs. Partially offsetting these increases was lower incentive compensation expense in 2004. The reductions in deferred personnel and incentive compensation costs were primarily due to lower mortgage origination volumes in 2004. Contract labor increased due to increases in temporary personnel utilized to integrate Allegiant's information systems. The higher stock-based compensation expense resulted from the prospective application of SFAS 123 to all stock options granted subsequent to January 1, 2003, the date of initial adoption of SFAS 123. The higher defined pension benefit cost recognized in 2004 resulted primarily from decreases in the discount rate and expected long-term rate of return assumptions. Also affecting the year-over-year comparison in salaries, benefits, and other personnel expense was the $68 million severance charge recognized during the first half of 2003 made in connection with certain cost-reduction initiatives. There was no comparable charge recognized during the first half of 2004.

The linked-quarter increase in salaries, benefits, and other personnel expense was primarily due to increases in incentive compensation and contract labor. Incentive compensation rose in correlation with the record home equity origination volume experienced during the second quarter of 2004. Contract labor increased due to the Allegiant integration as discussed above.

The year-over-year and linked-quarter increases in full-time equivalent employees is attributable to the Allegiant acquisition, higher levels of staffing to support the home equity business, and continued staff additions in the retail branch network.

The second quarter and first half of 2004 increase in equipment expense resulted from higher depreciation expense recognized related to assets placed in service during 2003 and 2004. In particular, the increase in depreciation expense was affected by the rollout of Customer Connections (the Corporation's new retail delivery system), which began last summer and will continue to be implemented in 2004.

Card processing expense increased during the second quarter and first half of 2004 over the comparable 2003 periods primarily due to higher processing volumes at National Processing.

Marketing and public relations expense decreased during the first half of 2004 over the same 2003 period primarily due to a donation of $40 million in appreciated investment securities to the Corporation's charitable foundation in the second quarter of last year. This decrease was offset to some extent by increased spending to promote National City products and services to Allegiant customers during the second quarter of 2004.

Other noninterest expense decreased during the first half of 2004 from the same period a year ago mainly due to automobile and commercial lease residual value charges of $25 million and $16 million, respectively, that were recognized in 2003, with no similar charges recognized in 2004. Partially offsetting this decrease was a charge of $8 million in the second quarter of 2004 to recapitalize certain mutual funds.

The efficiency ratio, calculated as noninterest expense divided by the sum of tax-equivalent net interest income and total fees and other income, was 55.8% and 50.6% for the second quarter and first six months of 2004, respectively, compared to 49.3% and 47.5% for the second quarter and first six months of 2003, respectively.

INCOME TAXES

The effective tax rate was 33.8% for the first six months of 2004 compared to 34.8% for the first six months of 2003. The lower tax rate in 2004 reflects a reduction in deferred tax balances in the amount of $23 million in the first quarter due to the favorable conclusion of several tax examinations. The effective tax rate for 2004 is forecasted to be 34.8% exclusive of that adjustment.

LINE OF BUSINESS RESULTS

National City is functionally managed along six major business lines as discussed in Note 23 to the consolidated financial statements.

Net income (loss) by line of business follows:

                                                                    Three Months Ended              Six Months Ended
                                                          ------------------------------------      -----------------
                                                          JUNE 30       March 31       June 30      JUNE 30   June 30
(In Millions)                                              2004           2004          2003          2004     2003
                                                          -------       --------       -------      -------   -------
Consumer and Small Business Financial Services            $   168       $    154       $   168      $   322   $   309
Wholesale Banking                                             161            139            62          300       121
National City Mortgage Co.                                     16            273           264          289       675
National Consumer Finance                                     177            164           111          341       202
Asset Management                                               69             26            27           94        46
National Processing                                            14             12            11           26        20
Parent and Other                                              (86)           (58)          (57)        (143)     (144)
                                                          -------       --------       -------      -------   -------
CONSOLIDATED NET INCOME                                   $   519       $    710       $   586      $ 1,229   $ 1,229
                                                          =======       ========       =======      =======   =======

Consumer and Small Business Financial Services (CSB): CSB results in 2004 have benefited from loan and deposit growth. Loan growth, both on a linked-quarter and year-over-year basis, has been greatest in home equity lines and loans. Deposit volumes have continued to grow, although the effects of lower interest rates and increased competition have resulted in narrower margins compared to 2003. Noninterest income has grown relative to the prior quarter and past year principally because of deposit-related service charges and fees, reflecting growth in the number of deposit accounts, increased transaction activity, and higher revenue per transaction. Noninterest income for the second quarter also included a $15 million pre-tax gain on the sale of student loans. First half 2003 results included a $25 million pre-tax charge for automobile lease residual losses. Noninterest expenses rose on a year-over-year basis primarily from increased personnel costs, reflecting higher staffing levels, higher incentive compensation, and the Allegiant acquisition. Noninterest expense increased on a linked-quarter basis primarily due to the Allegiant acquisition and branch technology improvements. Credit trends have been stable.

Wholesale Banking: Results for the second quarter and first half benefited from a sharply lower provision for loan losses, as credit quality continued to improve. Average loan balances have been on an upward trend since the beginning of the year, but were still below the comparable periods a year earlier. Deposit volumes have been strong. Results also benefited from principal investment gains, with $23 million and $17 million recorded in the first and second quarters, respectively, compared with losses of $16 million in the second quarter of 2003 and losses of $10 million for the first half of 2003. Wholesale Banking recorded losses on commercial lease residuals of $16 million in the first half of 2003, virtually all in the first quarter, with no comparable charges in 2004.

National City Mortgage Co. (NCMC): The significant drop in second quarter net income was mainly from MSR net hedging losses, which were $57 million pre-tax in the second quarter, compared to net gains of $295 million in the first quarter. In 2003, NCMC realized net hedging gains of $99 million for the second quarter and $240 million for the first half. The sharp increase in long-term rates in April 2004, coupled with a tightening of the basis between mortgage rates and swap rates, was the primary driver of the hedging losses. On a more fundamental basis, first half 2004 volumes were below those of the first half a year ago, which saw record activity stimulated by 45-year lows in mortgage interest rates. As volumes decline, net interest income from loans held for sale and noninterest expenses associated with incentive compensation and other production costs tend to decline as well. An additional item affecting comparisons between periods was a change in accounting made as of the beginning of 2004 to conform to SEC Staff Accounting Bulletin 105. As a result of this change, first half revenue was reduced by approximately $47 million.

National Consumer Finance (NCF): Results for 2004 reflected strong growth trends in origination volumes at both of NCF's major divisions, First Franklin and National Home Equity, with an associated increase in net interest income from a larger loan portfolio and in noninterest income from higher gains on the sale of loans. Sales of First Franklin loans generated revenue of $165 million in the second quarter of 2004, exceeding the $157 million realized in the entire first half of 2003. First Franklin loans retained in portfolio grew to $16.7 billion for the second quarter, up from $11.5 billion a year earlier. First Franklin production is expected to remain strong in the second half, but margins realized on sales are expected to decline, which would result in lower noninterest revenue in the second half relative to the first half. The National Home Equity portfolio, including both lines and loans, grew to $8.6 billion in the second quarter, up from $4.3 billion a year earlier. All National Home Equity production is retained in portfolio.

Asset Management: Net income for the second quarter of 2004 includes a $65 million pre-tax ($42 million after tax) gain on the sale of the Bond Administration unit within this business line. Revenue associated with this unit was approximately $6 million in the first half, with no material ongoing effect on net income. Excluding the gain, net income growth in 2004 reflects fee income growth from higher assets under management, primarily due to higher market values.

National Processing: The linked-quarter and year-over-year increases in net income reflect revenue gains from higher dollar volume and number of transactions. Transaction growth reflects increased activity from existing merchant accounts, mainly due to better economic conditions, as well as the addition of new merchants, and was also aided by the acquisition of Bridgeview Payment Solutions in June 2003.

Parent and Other: This category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. The higher loss in the second quarter compared to the first quarter was mainly due to a tax benefit of $23 million recorded in the first quarter from the favorable conclusion of several tax examinations. A number of unusual items in 2003 affect comparisons with the year-ago quarter and half. The second quarter of 2003 included a contribution of appreciated securities to the Corporation's charitable foundation in the amount of $40 million, partially offset by bank stock fund gains of $32 million. In addition, the first half of 2003 included severance and related charges of $72 million, virtually all in the first quarter, with only $6 million of such costs in the first half of 2004. In general, net interest expense was higher in 2004 compared to 2003, due to the cost of maintaining an asset-sensitive interest rate risk position and from internal crediting rates on new deposits being higher than the immediately available investment opportunities for those funds.

FINANCIAL CONDITION

This section should also be reviewed in conjunction with the average balance sheets presented on pages 68-69 of this financial review.

AVERAGE EARNING ASSETS

A summary of average earning assets follows:

                                                                   Three Months Ended                Six Months Ended
                                                         --------------------------------------     ------------------
                                                          JUNE 30       March 31        June 30     JUNE 30   June 30
(In Millions)                                               2004          2004           2003        2004       2003
-------------                                            ---------      --------       --------    ---------  --------
Portfolio loans
    Commercial                                           $  19,531      $ 18,860       $ 22,001    $  19,197  $ 22,208
    Commercial construction                                  2,270         2,245          2,318        2,257     2,250
    Real estate-- commercial                                10,821         9,819          9,475       10,320     9,448
    Real estate-- residential                               27,981        27,076         22,469       27,529    21,751
    Home equity lines of credit                             12,819        11,396          8,761       12,108     8,458
    Credit card and other unsecured lines of credit          2,232         2,283          2,084        2,257     2,059
    Other consumer                                           7,209         7,406          7,957        7,306     7,955
                                                         ---------      --------       --------    ---------  --------
         Total portfolio loans                              82,863        79,085         75,065       80,974    74,129
Loans held for sale or securitization                       13,910        12,323         24,118       13,117    23,325
Securities (at amortized cost)                               6,646         6,537          7,397        6,591     7,844
Other                                                        1,148           814            775          981       779
                                                         ---------      --------       --------    ---------  --------
TOTAL EARNING ASSETS                                     $ 104,567      $ 98,759       $107,355    $ 101,663  $106,077
                                                         =========      ========       ========    =========  ========

Average portfolio loans grew 5% and 10% during the second quarter of 2004 compared to the first quarter of 2004 and the same quarter a year ago, respectively. Average portfolio loans grew 9% during the first half of 2004 over the same comparable period last year. The growth in portfolio loans continues to be driven by the retention of residential real estate loan production from First Franklin and home equity production from the National Home Equity division, both of which achieved record origination levels in the second quarter of 2004. Portfolio loan growth was also affected to a lesser extent by the April 2004 acquisition of Allegiant. During the second quarter of 2004, $2.7 billion of First Franklin's production was retained for the residential real estate portfolio, compared to $1.6 billion last quarter, and $1.9 billion in the quarter a year ago. Over the past year, $10.2 billion of First Franklin loans were retained in portfolio. Period-end First Franklin residential real estate loans grew to $16.7 billion at June 30, 2004, up from $15.6 billion last quarter and $11.5 billion at June 30, 2003. Additionally, during the first half of 2004 $196 million of adjustable-rate mortgage loans originated by National City Mortgage Co. (NCMC) were retained in portfolio, compared to $1.2 billion of these loans retained in portfolio during 2003. Offsetting the growth in the real estate residential portfolio was the second quarter 2004 and fourth quarter 2003 sale of $116 million and $950 million, respectively, of the former Altegra portfolio. Home equity production remained strong during the second quarter and first half of 2004 and continued to benefit from a low interest rate environment and focus on the national market. The growth in the commercial real estate portfolio was mainly attributed to the Allegiant acquisition. The acquisition of Allegiant Bancorp added approximately $1.8 billion in portfolio loans, of which approximately $273 million, $234 million and $675 million were commercial, commercial construction and commercial real estate loans, respectively. Excluding the impact of Allegiant, average balances of commercial loans declined over the past year, as paydowns have exceeded new volume, but this trend began to reverse itself in 2004. Commercial loan growth is expected to continue over the remainder of 2004. Partially offsetting the increases in average portfolio loans were the securitization of $890 million of automobile loans in the first quarter of 2004 and the continued run-off of the automobile lease portfolio, both of which contributed to the decrease in the other consumer portfolio.

The year-over-year decrease in average loans held for sale is mainly attributed to lower levels of origination volume at NCMC, offset to some extent by mortgage loan origination activity at First Franklin, which was the main driver behind the linked-quarter increase in average loans held for sale. The increase in First Franklin loans held for sale is reflective of expansion of its production footprint, new product offerings, and a higher percentage of production being sold to third parties, versus held in portfolio, than in the past.

The year-over-year decrease in average securities was primarily the result of sales and principal paydowns in the mortgage-backed and asset-backed securities portfolio. The linked-quarter increase in average securities is primarily due to investment securities acquired in the Allegiant acquisition.

The following table summarizes the period-end commercial, commercial construction, and commercial real estate portfolios by major industry and exposure to individual borrowers as of June 30, 2004.

                                                                                      Average         Largest Loan
                                                 Outstanding          % to         Loan Balance       to a Single
(Dollars in Millions)                              Balance           Total          Per Obligor         Obligor
---------------------                            -----------         -----         ------------       ------------
Real estate                                      $     9,974           30%         $        .90       $         58
Consumer cyclical                                      5,172           16                   .90                 93
Consumer noncyclical                                   3,811           11                   .40                 38
Industrial                                             3,297           10                   .90                 30
Basic materials                                        2,536            8                  1.30                 33
Financial                                              1,717            5                  1.30                 45
Services                                               1,231            4                   .40                 63
Energy and utilities                                     512            1                   .90                 20
Technology                                               266            1                  2.30                 24
Miscellaneous                                          1,971            6                   .20                 19
Other(a)                                               1,182            4
                                                 -----------         -----         ------------       ------------
                                                      31,669           96
Commercial leasing-- all industries                    1,369            4
                                                 -----------         -----         ------------       ------------
TOTAL                                            $    33,038          100%
                                                 ===========         =====         ============       ============

(a) Represents commercial, commercial construction, and commercial real estate balances acquired in the Allegiant acquisition. Industry data for these loans was not available at June 30, 2004.

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING

A summary of average interest bearing liabilities and funding follows:

                                                                   Three Months Ended                Six Months Ended
                                                            ---------------------------------      ---------------------
                                                             JUNE 30     March 31     June 30      JUNE 30      June 30
          (In Millions)                                       2004         2004         2003         2004         2003
-------------------------------------------------------     --------     --------     --------     --------     --------
Noninterest bearing deposits                                $ 17,756     $ 15,658     $ 17,596     $ 16,707     $ 16,648
Interest bearing core deposits                                44,664       42,702       41,464       43,683       40,934
                                                            --------     --------     --------     --------     --------
  Total core deposits                                         62,420       58,360       59,060       60,390       57,582
Purchased deposits                                            10,248        7,378       10,157        8,813       10,065
Short-term borrowings                                          9,801        9,536       13,480        9,668       14,207
Long-term debt                                                20,031       21,339       23,914       20,686       23,373
                                                            --------     --------     --------     --------     --------
Total purchased funding                                       40,080       38,253       47,551       39,167       47,645
Stockholders' equity                                          10,370        9,659        8,786       10,014        8,658
                                                            --------     --------     --------     --------     --------
TOTAL FUNDING                                               $112,870     $106,272     $115,397     $109,571     $113,885
                                                            ========     ========     ========     ========     ========
TOTAL INTEREST BEARING LIABILITIES                          $ 84,744     $ 80,955     $ 89,015     $ 82,850     $ 88,579
                                                            ========     ========     ========     ========     ========
TOTAL CORE DEPOSITS, EXCLUDING MORTGAGE ESCROW DEPOSITS     $ 57,672     $ 54,913     $ 53,411     $ 56,292     $ 52,644
                                                            ========     ========     ========     ========     ========

The percentage of each funding source to total funding follows:

                                        Three Months Ended          Six Months Ended
                                   -----------------------------   ------------------
                                   JUNE 30   March 31    June 30   JUNE 30    June 30
                                    2004      2004        2003      2004       2003
                                   -----      -----      -----      -----      -----
Noninterest bearing deposits        15.7%      14.7%      15.3%      15.3%      14.6%
Interest bearing core deposits      39.6       40.2       35.9       39.9       35.9
                                   -----      -----      -----      -----      -----
  Total core deposits               55.3       54.9       51.2       55.2       50.5
Purchased deposits                   9.1        6.9        8.8        8.0        8.9
Short-term borrowings                8.7        9.0       11.7        8.8       12.5
Long-term debt                      17.7       20.1       20.7       18.9       20.5
                                   -----      -----      -----      -----      -----
Total purchased funding             35.5       36.0       41.2       35.7       41.9
Stockholders' equity                 9.2        9.1        7.6        9.1        7.6
                                   -----      -----      -----      -----      -----
TOTAL                              100.0%     100.0%     100.0%     100.0%     100.0%
                                   =====      =====      =====      =====      =====

Average core deposits, excluding mortgage escrow deposits, grew for the 15th consecutive quarter and were up 5% and 8% over average balances in the first quarter 2004 and second quarter of 2003, respectively. This growth, aided by the acquisition of approximately $1.7 billion of core deposits from Allegiant, continues to be reflective of new account acquisition and retention, attractive product offerings such as free checking and online bill payment, and an ongoing emphasis on service quality and customer care. Purchased deposits and short-term borrowings, which are mainly used to fund mortgage loans held for sale, decreased during the first half of 2004 consistent with lower average balances of mortgage loans held for sale. The linked-quarter increase in purchased deposits was to fund asset growth in excess of core deposit growth. The lower average long-term debt balances in the second quarter and first half of 2004 were primarily attributed paydowns and maturities more than offsetting the impact of new debt issuances and long-term debt acquired with Allegiant.

CAPITAL

The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. For further detail on capital and capital ratios, see Notes 15 and 16 to the consolidated financial statements.

Stockholders' equity was $10.3 billion at June 30, 2004, up from $9.3 billion and $9.0 billion at December 31, 2003 and June 30, 2003, respectively. Equity as a percentage of assets was 8.84% at June 30, 2004, compared to 8.19% at December 31, 2003 and 7.32% a year ago. Book value per common share rose to $16.86 at June 30, 2004, up from $15.39 and $14.72 at December 31, 2003 and June 30, 2003,
respectively.

The following table summarizes share repurchase activity for the second quarter of 2004.

                                                                        Total Number of Shares     Maximum Number of Shares that
                                       Total Number       Average      Purchased Under Publicly      May Yet Be Purchased Under
                                         of Shares      Price Paid    Announced Share Repurchase        the Share Repurchase
         Period                        Purchased(a)      Per Share          Authorizations               Authorizations(b)
------------------------------------- ---------------- -------------- ---------------------------- -----------------------------
April 1 to April 30, 2004                  123,975       $ 35.00                     --                       50,000,000
May 1 to May 31, 2004                       73,795         34.68                     --                       50,000,000
June 1 to June 30, 2004                  9,347,943         35.06              9,011,600                       40,988,400
-------------------------------------  -----------      ----------    --------------------------   -----------------------------
  TOTAL                                  9,545,713       $ 35.06              9,011,600                       40,988,400
=====================================  ===========      ==========    ==========================   =============================

(a) Includes shares repurchased under the February 16, 2004 share repurchase authorization and shares acquired under the Corporation's Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b) Shares available to be repurchased under the February 16, 2004 share repurchase authorization.

On February 16, 2004, the Corporation's Board of Directors authorized a share repurchase program for the repurchase of up to 50 million shares of National City common stock, subject to an aggregate purchase limit of $2.0 billion. This new authorization has no date of expiration and replaced all previous share repurchase authorizations. Shares repurchased under this program and under previous share repurchase authorizations were purchased on the open market and are held for reissue in connection with the Corporation's compensation plans and for general corporate purposes. During the second quarter and first half of 2004, 9.0 million and 11.2 million shares of common stock were repurchased, respectively. During the first half of 2003, 1.4 million shares of common stock were repurchased and no common shares were repurchased during the second quarter of 2003.

The Corporation's businesses typically generate significant amounts of capital each year in excess of normal dividend and reinvestment requirements. Subject to ongoing capital, investment, and acquisition considerations, management intends to acquire all of the remaining shares under the current share repurchase authorization during the second half of 2004.

National City declared and paid dividends per common share of $.32 during the second quarter of 2004, up one and a half cents from the quarterly dividend per share declared and paid in the 2003 second quarter of $.305. The dividend payout is continually reviewed by management and the Board of Directors. On July 1, 2004, the Board of Directors approved a three cent increase in the third quarter dividend to $.35 per common share, The dividend payout ratio, representing dividends per share divided by earnings per share, was 38.6% and 32.5% for the second quarters of 2004 and 2003, respectively.

At June 30, 2004, the Corporation's market capitalization was $21.5 billion. National City common stock is traded on the New York Stock Exchange under the symbol "NCC." Historical stock price information is presented in the following table.

                                2004                                     2003
                   -------------------------------      ----------------------------------------
                         SECOND           First           Fourth        Third           Second
NYSE: NCC               QUARTER          Quarter         Quarter       Quarter         Quarter
-------------      ---------------     -----------      ----------    ----------    ------------
High                    $36.10          $37.10           $34.44         $34.56          $34.97
Low                      32.60           32.14            29.46          29.03           27.72
Close                    35.01           35.58            33.94          29.46           32.71
                   ===============     ===========      ==========    ==========    ============

RISK MANAGEMENT

National City management, with the oversight of the Board of Directors, has in place various management and organizational structures for monitoring and mitigating risk on an enterprise-wide basis. The following discussion addresses the three major risks facing National City: credit, market, and liquidity.

CREDIT RISK

The Corporation's lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and lending policies and underwriting criteria. Note 1 to the consolidated financial statements describes the accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for loan losses. The policies governing nonperforming loans and charge-offs are consistent with regulatory standards.

The most significant factor affecting the level of net charge-offs and nonperforming and delinquent loans during the first half of 2004 and the allowance for loan losses at June 30, 2004 was the overall improvement in the economy over the past year, which lessened the financial stress on companies that had manifested itself through increased levels of delinquencies and net charge-offs in 2003.

There are no particular industry or geographic concentrations in net charge-offs or nonperforming or delinquent loans.

The following tables provide information and statistics on the overall quality of the loan portfolio.

NET CHARGE-OFFS:

                                                        Three Months Ended                Six Months Ended
                                              --------------------------------------- -------------------------
                                                JUNE 30     March 31      June 30       JUNE 30      June 30
(In Millions)                                    2004         2004          2003         2004         2003
-------------                                 ------------ ------------ ------------- ------------ ------------
Commercial                                        $ (6)         $16        $  89         $  10         $182
Commercial construction                             --           --            1            --            1
Real estate -- commercial                            3           (1)           5             2            7
Real estate -- residential                          20           18           25            38           56
Home equity lines of credit                          4            4            5             8            9
Credit card and other
 unsecured lines of credit                          25           29           23            54           43
Other consumer                                      16           16           16            32           37
                                              --------     --------     --------      --------         ----
TOTAL NET CHARGE-OFFS                             $ 62          $82         $164          $144         $335
                                              ========     ========     ========      ========         ====

Net charge-offs as a percentage of average loans by portfolio type follow:

                                                        Three Months Ended                Six Months Ended
                                              --------------------------------------- -------------------------
                                                JUNE 30     March 31      June 30       JUNE 30      June 30
                                                 2004         2004          2003         2004         2003
                                              ------------ ------------ ------------- ------------ ------------
Commercial                                        (.11)%        .34%        1.63%          .11%        1.65%
Commercial construction                           (.07)        (.01)         .18          (.04)         .10
Real estate -- commercial                          .16         (.06)         .22           .05          .16
Real estate -- residential                         .29          .28          .45           .28          .52
Home equity lines of credit                        .13          .14          .19           .13          .20
Credit card and other
 unsecured lines of credit                        4.66         5.08         4.46          4.87         4.19
Other consumer                                     .80          .91          .80           .85          .94
                                              ========     ========     ========      ========         ====
TOTAL NET CHARGE-OFFS
TO AVERAGE PORTFOLIO LOANS (ANNUALIZED)            .30%         .42%         .88%          .36%         .91%
                                              ========     ========     ========      ========         ====

Net charge-offs decreased in the second quarter and first half of 2004 primarily due to lower commercial losses, reflective of improvement in the economy, lower levels of nonperforming loans, and loan sales. The linked-quarter and year-to-date improvement in commercial net charge-offs also reflects unusually large recoveries, which may not necessarily be repeated in future quarters. Overall credit quality in the commercial portfolio is expected to remain stable during the second half of 2004. The decrease in residential real estate net charge-offs during the first half of 2004 reflects the continued improvement in the overall credit quality of the portfolio, including the sale of $116 million and $950 million of the former Altegra portfolio in the second quarter of 2004 and the fourth quarter of 2003, respectively. The increase in credit card and other unsecured lines of credit net charge-offs for the first half of 2004 was reflective of higher losses associated with the growth and seasoning of the portfolio coupled with higher levels of consumer bankruptcies.

NONPERFORMING ASSETS:

                                                           JUNE 30        December 31         June 30
(Dollars in Millions)                                       2004              2003             2003
---------------------                                  ---------------- ----------------- ----------------
Commercial                                                   $164             $257              $402
Commercial construction                                         2                7                 8
Real estate -- commercial                                      89               67                75
Real estate -- residential                                    184              219               222
                                                            -----            -----              ----
TOTAL NONPERFORMING LOANS                                     439              550               707
Other real estate owned (OREO)                                 95               99               104
Mortgage loans held for sale                                   10                8                 7
                                                            -----            -----              ----
TOTAL NONPERFORMING ASSETS                                   $544             $657              $818
                                                            =====            =====              ====
NONPERFORMING ASSETS AS A PERCENTAGE OF:
  PERIOD-END PORTFOLIO LOANS AND OTHER
     NONPERFORMING ASSETS                                     .64%             .83%             1.08%
  PERIOD-END TOTAL ASSETS                                     .47              .58               .66
                                                            =====            =====              ====

Detail of loans 90 days past due accruing interest follows:

                                                           JUNE 30        December 31         June 30
(In Millions)                                               2004              2003             2003
-------------                                          ---------------- ----------------- ----------------
Commercial                                                  $  39            $  20               $35
Commercial construction                                         3                3                14
Real estate - commercial                                       51               32                26
Real estate - residential                                     383              428               431
Home equity lines of credit                                    13               15                15
Credit card and other unsecured lines of credit                16               18                14
Other consumer                                                 10               12                19
Mortgage loans held for sale and other                         35               37                39
                                                            -----             ----              ----
TOTAL LOANS 90 DAYS PAST DUE ACCRUING INTEREST               $550             $565              $593
                                                            =====            =====              ====

In general, many of the same factors that affected comparability in net charge-offs also drove changes in nonperforming assets and loans 90 days past due. Additionally, the reduction in commercial nonperforming loans benefited from sales of nonperforming loans to third parties. Over the past year, $67 million in commercial nonperforming loans were sold to third parties, with $1 million and $12 million sold during the second quarter and first six months of 2004, respectively. The linked-quarter and year-over-year increase in real estate commercial nonperforming assets was primarily associated with delinquent loans acquired in the Allegiant acquisition.

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

The allowance for loan losses as a percentage of portfolio loans was 1.35% at June 30, 2004. The provision for loan losses was $60 million for the second quarter of 2004, down from $83 million last quarter and down from $183 million recorded for the same quarter last year. For the first six months of 2004, the provision for loan losses was $143 million, down from $383 million for the comparable 2003 period. The lower loss provision in the second quarter and first half of 2004 is primarily reflective of the overall improvement in the credit quality of the commercial portfolios.

An allocation of the ending allowance for loan losses by portfolio type follows:

                                                                 JUNE 30        December 31         June 30
(In Millions)                                                     2004              2003             2003
-------------                                                ---------------- ----------------- ----------------
Commercial                                                      $   420          $   383           $   439
Commercial construction and real estate -
  Commercial                                                         65               56                58
Real estate-- residential                                           117              125               138
Home equity lines of credit and other consumer loans                 99               94                86
Credit card and other unsecured lines of credit                     125              129                88
Unallocated                                                         319              338               338
                                                                 ------           ------            ------
TOTAL ALLOWANCE                                                  $1,145           $1,125            $1,147
                                                                 ======           ======            ======

The allowance allocated to the commercial portfolio at June 30, 2004 decreased on a year-over-year comparison due to the aforementioned overall improvement in credit quality and sales of nonperforming commercial loans. The higher allowance allocated to the commercial portfolio at June 30, 2004 from year-end was primarily the result of refinements made to the loan loss allocation methodology in the first quarter of 2004 and growth in the portfolio. The decline in the allowance allocated to the residential real estate portfolio at June 30, 2004 was reflective of reduced estimated inherent risk in the portfolio due to improved credit quality and the aforementioned sales of the former Altegra portfolio. The increase in the allowance allocated to home equity and other consumer loans at June 30, 2004 was primarily attributed to the growth in the home equity portfolio over the past year. The year-over-year increase in the allowance allocated to the credit card and other unsecured lines of credit resulted from the same factors that drove the increases in net charge-offs previously discussed. Additionally, the allowance allocated to all portfolios was affected by loans acquired from Allegiant, with the majority of the impact affecting the allowance allocated to the commercial, commercial construction and commercial real estate portfolios.

The unallocated allowance, which is maintained to absorb estimated probable inherent but undetected losses in the loan portfolio, remained relatively unchanged at June 30, 2004 based upon management's judgment and reflects continued uncertainty surrounding economic conditions in the near-term, including in the primary Midwest geographic region in which the company operates. Although most observable credit quality indicators have shown improvement, there are also increased risks that additional undetected losses exist in light of the severity of the past recession and ongoing uncertainty. Such uncertainty is evidenced by lagging job creation, volatile commodity and energy prices, the impacts of terrorism and war, budget shortfalls at all levels of government, continuing slow demand for capital investments, especially in the manufacturing sector, and lack of recovery in certain industry sectors, all of which has led to greater volatility in historical loss rates used in National City Corporation's credit risk models. Additionally, as the result of acquisitions and expansion of lending activities into new products and markets, the portfolio mix has changed in recent years. As a result, historical loss experience data used in the allowance allocation estimates may not correspond exactly to the characteristics of the current portfolio. Accordingly, the unallocated allowance includes an amount of additional imprecision associated with the newly acquired portfolio loans from Allegiant. Also, in some portfolio sectors, robust data representative of a complete economic cycle is not available. In light of these factors, management believes that the actual risk of loss in the portfolio may be greater than the estimates in the historical loss allocation models.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation's Board of Directors. The Corporation is also exposed to equity price risk through its internally managed portfolio of bank and thrift common stock investments. As of June 30, 2004, this portfolio had a cost basis and fair value of $157 million and $169 million, respectively. Price risk is mitigated through active portfolio management and by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.

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

The most recent earnings simulation model prepared for the July 2004 ALCO meeting projects net income would be 1.2% higher than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 2.5% if rates were two standard deviations below the implied forward curve over the same period. Both of the earning simulation projections in net income were within the ALCO guideline of -4.0%.

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

Market Value Modeling: Market Value of Equity (MVE) analysis is used to estimate levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The MVE of the balance sheet is defined as the discounted present value of asset cash flows, minus the discounted present value of liability cash flows, plus or minus the discounted present value of any off-balance sheet cash flows. Unlike the earnings simulation model, MVE analysis has no time horizon limitations. In addition, MVE analysis is performed as of a single point in time and does not include estimates of future business volumes. As with earnings simulations, assumptions driving timing and magnitude of balance sheet cash flows are critical inputs to the model. Particularly important are assumptions driving loan and security prepayments and noncontractual deposit balance and rate behavior.

The sensitivity of MVE to changes in interest rates is an indication of the longer-term interest rate risk embedded in the balance sheet. This risk may not be present in an earnings simulation due to the short time horizon or the effect of estimated new business volumes in the earnings simulation model. A primary measure of the sensitivity of MVE to movements in rates is defined as the Duration of Equity (DOE). DOE represents the estimated percentage change in MVE for a 1% instantaneous, parallel shift in the yield curve. Generally, the larger the DOE the more sensitive the value of the balance sheet is to movements in rates. A positive DOE indicates the MVE should increase as rates fall, or decrease as rates rise. A negative DOE indicates that MVE should increase as rates rise, or decrease as rates fall. Due to the embedded options in the balance sheet, DOE is not constant and can shift with movements in the level or shape of the yield curve. ALCO has set limits on the maximum and minimum acceptable DOE at +3.0 and -1.0, respectively, as measured between +/- 150 basis point instantaneous, parallel shifts in the yield curve.

The most recent market value model prepared for the July 2004 ALCO meeting estimated the current DOE at -0.6. DOE would rise to +0.1 given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0. DOE would fall to -2.7 given a parallel shift of the yield curve down 150 basis points and would be out of the minimum constraint of -1.0, however management believes the likelihood of a sustained 150 basis point fall in rates from current rate levels to be unlikely.

At the end of 2003, the interest-rate-risk position, as presented and discussed in the 2003 Form 10-K, was asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. During the first six months of 2004, the Corporation maintained an asset sensitive interest-rate-risk position both from an earnings simulation and DOE perspective due to management's expectation that rates would rise.

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

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale and securitization of various types of assets. Funding sources did not change significantly during the second quarter and first half of 2004. Core deposits, the most significant source of funding, comprised approximately 54% of funding at June 30, 2004 and December 31, 2003, and 51% of funding at June 30, 2003. Asset securitization vehicles have also been used as a source of funding over the past several years. During the first half of 2004, the Corporation securitized $890 million of automobile loans. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.

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

The primary source of funding for the holding company has been dividends and returns of investment from its bank subsidiaries. As discussed in Note 15 to the consolidated financial statements, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company. During the first six months of 2004, the bank subsidiaries declared cash dividends totaling $1.3 billion, of which $206 million has been paid to the holding company. There were no returns of capital provided to the holding company from the bank subsidiaries during the first half of 2004.

Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At June 30, 2004, December 31, 2003 and June 30, 2003, $612 million, $693 million and $366 million, respectively, of commercial paper borrowings were outstanding.

The holding company has a $500 million internal line of credit with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at June 30, 2004, December 31, 2003, and June 30, 2003. The holding company also has a $375 million revolving credit agreement with a group of unaffiliated financial institutions, which serves as a back-up liquidity facility. No borrowings have occurred under this facility. This facility expires in 2005 with a provision to extend the expiration date under certain circumstances.

The Corporation also has in place a shelf registration with the SEC to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. During the first half of 2004, the holding company issued $200 million of senior notes under this shelf registration, leaving $1.3 billion available for future issuance.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,
AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of June 30, 2004, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include accrued interest, unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                                          PAYMENTS DUE IN
                                                         -------------------------------------------------------
                                                                          ONE TO       THREE TO        OVER
                                               NOTE        ONE YEAR       THREE          FIVE          FIVE
(In Millions)                               REFERENCE      OR LESS        YEARS         YEARS         YEARS         TOTAL
-------------                              ------------- ------------- ------------- ------------- ------------- -------------
Deposits without a stated maturity(a)                       $58,069      $    --      $    --        $    --        $58,069
Consumer and brokered certificates
 of deposits(b)(c)                                            5,466        7,581        1,885          1,499         16,431
Federal funds borrowed and security
 repurchase agreements(b)                                     5,893           --           --             --          5,893
Borrowed funds(b)                                12           3,732           --           --             --          3,732
Long-term debt(b)(c)                          13,14           7,895        6,966        3,968          4,597         23,426
Operating leases                                                120          187          141            282            730
Purchase obligations                                            151          175           65              6            397

(a)  Excludes interest.

(b) Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at June 30, 2004. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(c) Excludes unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

The Corporation's operating lease obligations represent short and long-term lease and rental payments for facilities, certain software and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, data processing, advertising, and the outsourcing of certain operational activities.

The Corporation also has obligations under its postretirement plan as described in Note 21 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation did not have any commitments or obligations to the defined benefit pension plan at June 30, 2004 due to the funded status of the plan.

The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at June 30, 2004 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 22 to the consolidated financial statements.

Commitments: The following table details the amounts and expected maturities of significant commitments as of June 30, 2004. Further discussion of these commitments is included in Note 19 to the consolidated financial statements.

                                                                One Year         One to        Three to        Over
(In Millions)                                                   or Less       Three Years     Five Years    Five Years      Total
-------------                                                --------------- --------------- -------------- ------------ ---------
Commitments to extend credit:
  Commercial                                                    $  7,855          $4,998        $2,363           $202      $15,418
  Residential real estate                                         15,996              --            --             --       15,996
  Revolving home equity and credit card lines                     25,518              --            --             --       25,518
  Other                                                              397              --            --             --          397
Standby letters of credit                                          2,006           1,051           584            120        3,761
Commercial letters of credit                                         322               7            --             --          329
Net commitments to sell mortgage loans and mortgage-
  backed securities                                                9,734              --            --             --        9,734
Commitments to fund principal investments                             43             110            44             59          256
Commitments to fund civic and community investments                  108              43            23             32          206

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund's investment period at June 30, 2004. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate the commitments are invested, both of which are determined by either the general and/or limited partners of the funds.

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

MORTGAGE SERVICING RIGHT (MSR) ASSETS

Servicing residential mortgage loans for third-party investors represents a significant business activity of the National City Mortgage Co. line of business. As of June 30, 2004, MSR assets totaled $1.9 billion. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be readily available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are reasonable and comparable to those used by other market participants.

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

DERIVATIVE INSTRUMENTS

The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of June 30, 2004, the recorded fair value of derivative assets and liabilities were $876 million and $707 million, respectively. All derivative instruments are carried at fair value on the balance sheet. The valuation of derivative instruments is considered critical because most are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, management must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. The cash flow projection models are acquired from third parties and the assumptions used by management are based on yield curves, forward yield curves, and implied volatilities observable in the cash and derivatives market. The pricing models are also regularly validated by testing through comparison with other third parties.

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

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                       Three Months Ended              Six Months Ended
                                                                    ---------------------------  ---------------------------
                                                                     JUNE 30         June 30        JUNE 30        June 30
 (In Millions)                                                         2004            2003          2004           2003
                                                                    -------------- ------------  ------------      ---------
ASSETS
Earning Assets:
  Portfolio loans:
    Commercial                                                      $  19,531         $  22,001     $  19,197      $  22,208
    Commercial construction                                             2,270             2,318         2,257          2,250
    Real estate-- commercial                                           10,821             9,475        10,320          9,448
    Real estate-- residential                                          27,981            22,469        27,529         21,751
    Home equity lines of credit                                        12,819             8,761        12,108          8,458
    Credit card and other unsecured lines of credit                     2,232             2,084         2,257          2,059
    Other consumer                                                      7,209             7,957         7,306          7,955
                                                                    ---------         ---------     ---------      ---------
         Total portfolio loans                                         82,863            75,065        80,974         74,129
  Loans held for sale or securitization:
    Commercial                                                             21                13            17             13
    Mortgage                                                           13,889            24,105        12,835         23,312
    Automobile                                                             --                --           265             --
                                                                    ---------         ---------     ---------      ---------
         Total loans held for sale or securitization                   13,910            24,118        13,117         23,325
  Securities available for sale, at cost                                6,646             7,397         6,591          7,844
  Federal funds sold and security resale agreements                       530               142           395            130
  Other investments                                                       618               633           586            649
                                                                    ---------         ---------     ---------      ---------
Total earning assets                                                  104,567           107,355       101,663        106,077
Allowance for loan losses                                              (1,143)           (1,127)       (1,133)        (1,114)
Fair value appreciation of securities available for sale                  138               302           179            313
Cash and demand balances due from banks                                 3,088             3,465         3,052          3,421
Properties and equipment                                                1,192             1,049         1,160          1,044
Other real estate owned                                                    93               110            96            113
Mortgage servicing assets                                               1,593               801         1,467            781
Goodwill                                                                1,403             1,084         1,253          1,081
Other intangible assets                                                    72                69            66             70
Derivative assets                                                         573             1,077           678          1,006
Accrued income and other assets                                         4,256             4,850         4,146          4,892
                                                                    ---------         ---------     ---------      ---------
TOTAL ASSETS                                                         $115,832          $119,035      $112,627       $117,684
                                                                    =========         =========     =========      =========
LIABILITIES
Deposits:
  Noninterest bearing                                               $  17,756         $  17,596     $  16,707      $  16,648
  NOW and money market                                                 28,614            25,045        27,970         24,271
  Savings                                                               2,576             2,447         2,472          2,452
  Consumer time                                                        13,474            13,972        13,241         14,211
  Brokered retail CDs                                                     531             2,601           515          2,735
  Other                                                                   567               606           463            553
  Foreign                                                               9,150             6,950         7,835          6,777
                                                                    ---------         ---------     ---------      ---------
         Total deposits                                                72,668            69,217        69,203         67,647
                                                                    ---------         ---------     ---------      ---------
Federal funds borrowed and security repurchase agreements               8,254            11,953         8,098         12,129
Borrowed funds                                                          1,547             1,527         1,570          2,078
Long-term debt                                                         20,031            23,914        20,686         23,373
Derivative liabilities                                                    343               680           389            627
Accrued expenses and other liabilities                                  2,619             2,958         2,667          3,172
                                                                    ---------         ---------     ---------      ---------
TOTAL LIABILITIES                                                     105,462           110,249       102,613        109,026
STOCKHOLDERS' EQUITY
  Preferred                                                                --                --            --             --
  Common                                                               10,370             8,786        10,014          8,658
                                                                    ---------         ---------     ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                             10,370             8,786        10,014          8,658
                                                                    ---------         ---------     ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $115,832          $119,035      $112,627       $117,684
                                                                    =========         =========     =========      =========

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

(Dollars in Millions)                                                              Daily Average Balance
                                                       -----------------------------------------------------------------------------
                                                                    2004                                   2003
                                                       ------------------------------- ---------------------------------------------
                                                           SECOND          First           Fourth          Third          Second
                                                          QUARTER         Quarter         Quarter         Quarter        Quarter
                                                       --------------- --------------- --------------- -------------- --------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                          $  19,552       $  18,873       $  20,035       $  21,165      $  22,014
    Commercial construction                                 2,270           2,245           2,445           2,425          2,318
    Real estate-- commercial                               10,821           9,819           9,587           9,450          9,475
    Real estate-- residential                              41,870          38,856          42,624          51,111         46,574
    Home equity lines of credit                            12,819          11,396          10,410           9,612          8,761
    Credit card and other unsecured lines of credit         2,232           2,283           2,330           2,170          2,084
    Other consumer                                          7,209           7,936           8,150           8,167          7,957
                                                        ---------       ---------       ---------       ---------      ---------
      Total loans                                          96,773          91,408          95,581         104,100         99,183
  Securities available for sale, at cost:
    Taxable                                                 5,979           5,879           5,860           5,988          6,721
    Tax-exempt                                                667             658             674             679            676
                                                        ---------       ---------       ---------       ---------      ---------
      Total securities available for sale                   6,646           6,537           6,534           6,667          7,397
  Federal funds sold, security resale
    agreements and other investments                        1,148             814           1,103           1,217            775
                                                        ---------       ---------       ---------       ---------      ---------
      Total earning assets/total interest                 104,567          98,759         103,218         111,984        107,355
         income/rates
Allowance for loan losses                                  (1,143)         (1,124)         (1,125)         (1,144)        (1,127)
Fair value appreciation of securities
  available for sale                                          138             220             201             202            302
Nonearning assets                                          12,270          11,568          12,172          12,609         12,505
                                                        ---------       ---------       ---------       ---------      ---------
TOTAL ASSETS                                            $ 115,832       $ 109,423       $ 114,466       $ 123,651      $ 119,035
                                                        =========       =========       =========       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                         $  28,614       $  27,325       $  26,845       $  26,091      $  25,045
  Savings accounts                                          2,576           2,369           2,367           2,422          2,447
  Consumer time deposits                                   13,474          13,008          13,178          13,337         13,972
  Other deposits                                            1,098             858           1,205           3,241          3,207
  Foreign deposits                                          9,150           6,520           7,260           7,186          6,950
  Federal funds borrowed                                    5,548           4,996           5,765           7,632          9,054
  Security repurchase agreements                            2,706           2,946           2,989           3,028          2,899
  Borrowed funds                                            1,547           1,594             992           1,087          1,527
  Long-term debt                                           20,031          21,339          25,056          27,569         23,914
                                                        ---------       ---------       ---------       ---------      ---------
    Total interest bearing liabilities/
      total interest expense/rates                         84,744          80,955          85,657          91,593         89,015
  Noninterest bearing deposits                             17,756          15,658          16,089          19,408         17,596
  Accrued expenses and other liabilities                    2,962           3,151           3,330           3,479          3,638
                                                        ---------       ---------       ---------       ---------      ---------
TOTAL LIABILITIES                                         105,462          99,764         105,076         114,480        110,249
TOTAL STOCKHOLDERS' EQUITY                                 10,370           9,659           9,390           9,171          8,786
                                                        ---------       ---------       ---------       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 115,832       $ 109,423       $ 114,466       $ 123,651      $ 119,035
                                                        =========       =========       =========       =========      =========
TAX-EQUIVALENT NET INTEREST INCOME
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
NET INTEREST MARGIN

(a) Includes loans held for sale or securitization

                                                                                 Quarterly Interest
                                                        ----------------------------------------------------------------------
                                                                    2004                               2003
                                                        ----------------------------- ----------------------------------------
                                                           SECOND          First        Fourth        Third         Second
(Dollars in Millions)                                      QUARTER        Quarter       Quarter      Quarter       Quarter
                                                        -------------- -------------- ------------ ------------- -------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                               $  179        $   175        $   183      $   198       $   217
    Commercial construction                                      24             24             25           27            26
    Real estate -- commercial                                   151            143            144          146           146
    Real estate -- residential                                  656            608            683          807           744
    Home equity lines of credit                                 138            123            103           99            95
    Credit card and other unsecured lines of credit              45             47             45           43            41
    Other consumer                                              115            131            138          140           143
                                                             ------        -------        -------      -------       -------
      Total loans                                             1,308          1,251          1,321        1,460         1,412
  Securities available for sale, at cost:
    Taxable                                                      70             74             73           71            93
    Tax-exempt                                                   13             12             12           13            13
                                                             ------        -------        -------      -------       -------
      Total securities available for sale                        83             86             85           84           106
  Federal funds sold, security resale
    agreements and other investments                             11             13             10           10            10
                                                             ------        -------        -------      -------       -------
      Total earning assets/total interest income/rates       $1,402         $1,350         $1,416       $1,554        $1,528
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
                                                             ------        -------        -------      -------       -------
TOTAL ASSETS
                                                             ======        =======        =======      =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                            $     57       $     57       $     59     $     63      $     67
  Savings accounts                                                2              2              2            3             3
  Consumer time deposits                                        117            112            118          120           131
  Other deposits                                                  4              2              4            8            10
  Foreign deposits                                               22             15             17           19            25
  Federal funds borrowed                                         16             14             16           27            35
  Security repurchase agreements                                  4              4              4            4             5
  Borrowed funds                                                  3              3              2            2             5
  Long-term debt                                                110            116            153          157           145
                                                             ------        -------        -------      -------       -------
    Total interest bearing liabilities/
      total interest expense/rates                          $   335        $   325        $   375      $   403       $   426
  Noninterest bearing deposits
  Accrued expenses and other liabilities
                                                             ------        -------        -------      -------       -------
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
                                                             ------        -------        -------      -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             ======        =======        =======      =======       =======
TAX-EQUIVALENT NET INTEREST INCOME                           $1,067         $1,025         $1,041       $1,151        $1,102
                                                             ======        =======        =======      =======       =======
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
                                                             ------        -------        -------      -------       -------
NET INTEREST MARGIN
                                                             ======        =======        =======      =======       =======

(a) Includes loans held for sale or securitization

                                                                                Average Annualized Rate
                                                          ---------------------------------------------------------------------
                                                                     2004                               2003
                                                          --------------------------- -----------------------------------------
                                                             SECOND        First         Fourth         Third        Second
                                                            QUARTER       Quarter       Quarter        Quarter       Quarter
                                                          ------------- ------------- ------------- -------------- ------------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                                  3.69%         3.72%         3.63%         3.73%          3.94%
    Commercial construction                                     4.34          4.30          4.07          4.48           4.49
    Real estate-- commercial                                    5.61          5.87          5.99          6.10           6.18
    Real estate-- residential                                   6.26          6.26          6.41          6.31           6.39
    Home equity lines of credit                                 4.29          4.33          3.97          4.11           4.36
    Credit card and other unsecured lines of credit             8.02          8.30          7.57          7.81           8.06
    Other consumer                                              6.43          6.62          6.76          6.79           7.19
                                                              ------       -------        ------        ------          -----
      Total loans                                               5.42          5.49          5.52          5.59           5.70
  Securities available for sale, at cost:
    Taxable                                                     4.69          5.01          4.92          4.81           5.47
    Tax-exempt                                                  7.62          7.53          7.50          7.50           7.68
                                                              ------       -------        ------        ------          -----
      Total securities available for sale                       4.98          5.26          5.19          5.08           5.68
  Federal funds sold, security resale
    agreements and other investments                            3.97          6.49          3.26          3.29           5.33
                                                              ------       -------        ------        ------          -----
      Total earning assets/total interest income/rates          5.37%         5.48%         5.47%         5.53%          5.70%
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
                                                              ------       -------        ------        ------          -----
TOTAL ASSETS
                                                              ======       =======        ======        ======          =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                                  .80%          .83%          .88%          .96%          1.07%
  Savings accounts                                               .35           .35           .36           .39            .46
  Consumer time deposits                                        3.50          3.47          3.55          3.58           3.74
  Other deposits                                                1.13          1.13          1.07          1.05           1.26
  Foreign deposits                                               .98           .94           .94          1.05           1.42
  Federal funds borrowed                                        1.15          1.13          1.09          1.37           1.57
  Security repurchase agreements                                 .56           .55           .53           .53            .71
  Borrowed funds                                                 .81           .75           .96           .98           1.21
  Long-term debt                                                2.21          2.18          2.42          2.26           2.44
                                                              ------       -------        ------        ------          -----
    Total interest bearing liabilities/
      total interest expense/rates                              1.59%         1.62%         1.74%         1.75%          1.92%
  Noninterest bearing deposits
  Accrued expenses and other liabilities
                                                              ------       -------        ------        ------          -----
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
                                                              ------       -------        ------        ------          -----
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              ======       =======        ======        ======          =====
TAX-EQUIVALENT NET INTEREST INCOME
                                                              ======       =======        ======        ======          =====
INTEREST SPREAD                                                 3.78%         3.86%         3.73%         3.78%          3.78%
Contribution of noninterest bearing sources of funds             .31           .30           .30           .32            .33
                                                              ------       -------        ------        ------          -----
NET INTEREST MARGIN                                             4.09%         4.16%         4.03%         4.10%          4.11%
                                                              ======       =======        ======        ======          =====

(a) Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 60-61 of this report are incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

National City Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 57 of this report are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2004 at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:

1. Elected as directors all nominees designated in the proxy statement dated March 11, 2004 as follows:

                                                            NUMBER OF VOTES
                                        --------------------------------------------------------
                                                   FOR                         WITHHELD
                                        ---------------------------     ------------------------
J.E. Barfield                                   521,289,025                      10,546,406
J.S. Broadhurst                                 521,682,548                      10,152,883
J.W. Brown                                      497,676,185                      34,159,246
C.M. Connor                                     498,404,512                      33,430,919
D.A. Daberko                                    517,915,731                      13,919,700
J.T. Gorman                                     497,724,561                      34,110,870
B.P. Healy, M.D.                                522,798,651                       9,036,780
P.A. Ormond                                     494,791,107                      37,044,324
R.A. Paul                                       520,910,576                      10,924,855
G.L. Shaheen                                    498,280,749                      33,554,682
J.S. Thornton, Ph.D.                            522,668,186                       9,167,245
M. Weiss                                        519,207,263                      12,628,168

2. Approved the National City Corporation Long-Term Cash and Equity Incentive
Plan: 343,438,178 votes cast for, 92,021,572 votes cast against, and 7,974,014 votes abstained.

3. Approved the National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated: 454,561,116 votes cast for, 67,963,315 votes cast against, and 9,080,588 votes abstained.

4. Ratified the Audit Committee's selection of Ernst & Young LLP as independent auditors for National City Corporation for 2004: 517,031,370 votes cast for, 10,100,396 votes cast against, and 4,699,612 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the June 30, 2004 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.

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

4.1      Amended and restated Certificate of Incorporation of National City
         Corporation dated April 13, 1999 (filed as Exhibit 3.2 to National
         City's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2      National City Corporation First Restatement of By-laws adopted April
         27, 1987 (as Amended through October 28,2002)(filed as Exhibit 3.3 to
         National City's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30,2002, and incorporated herein by reference) related to stockholder rights.

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

EXHIBIT
 NUMBER                       EXHIBIT DESCRIPTION
-------                       -------------------
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

10.31 Visa(R)U.S.A. Inc. limited guaranty between National City Corporation and Visa(R)U.S.A. Inc. dated August 6, 2002 (filed as Exhibit 10.36 to
         Registrant's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2002, and incorporated herein by reference).

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

10.41    Agreement Not to Compete with Robert J. Ondercik (filed as Exhibit
         10.41 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.42    Amendment No. 2 to the National City Savings and Investment Plan, as
         Amended and Restated effective January 1, 2001 (filed as Exhibit
         10.42 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.43 Amendment No. 2 to the National City Savings and Investment Plan No. 2, as Amended and Restated effective January 1, 2001 (filed as Exhibit
         10.43 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

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

10.49    Provident Financial Group, Inc. 1988 Stock Option Plan (filed as
         Exhibit 10.18 to Provident Financial Group, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.50    Provident Financial Group, Inc. 1996 Non-Executive Officer Stock Option
         Plan (filed as Exhibit 10.19 to Provident Financial Group, Inc.'s
         Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.51    Provident Financial Group, Inc. 1997 Stock Option Plan (filed as
         Exhibit 10.20 to Provident Financial Group, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.52 Provident Financial Group, Inc. 2000 Employee Stock Option Plan (filed as Exhibit 10.21 to Provident Financial Group, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).


EXHIBIT
 NUMBER                       EXHIBIT DESCRIPTION
-------                       -------------------
10.53    Provident Financial Group, Inc. 2002 Outside Directors Stock Option
         Plan (filed as Exhibit 10.23 to Provident Financial Group, Inc.'s
         Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.54    Provident Financial Group, Inc. 1992 Outside Directors Stock Option
         Plan (filed with Provident Financial Group, Inc.'s Form S-8
         Registration Statement No. 33-51230, and incorporated herein by reference).

10.55    Provident Financial Group, Inc. Retirement Plan (filed with Provident
         Financial Group, Inc.'s Form S-8 Registration Statement No. 33-90792, and incorporated herein by reference).

10.56    Provident Financial Group, Inc. Deferred Compensation Plan (filed as
         Exhibit 10.22 to Provident Financial Group, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.57    Provident Financial Group, Inc. Outside Directors Deferred Compensation
         Plan (filed as Exhibit 10.24 to Provident Financial Group, Inc.'s
         Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.58    Provident Financial Group, Inc. Supplemental Executive Retirement Plan
         (filed as Exhibit 10.25 to Provident Financial Group, Inc.'s Annual
         Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

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

31.1     Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated
         August 6, 2004 for National City Corporation's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2004.

31.2     Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated
         August 6, 2004 for National City Corporation's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2004.

32.1     Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated
         August 6, 2004 for National City Corporation's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2004.

32.2     Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated
         August 6, 2004 for National City Corporation's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2004.

REPORTS ON FORM 8-K

The following reports were filed or furnished, as indicated in the individual report, by National City Corporation during the three-month period ended June 30, 2004 and through the date of this Form 10-Q filing:

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

April 15, 2004    National City issued a news release announcing its financial results for the quarterly period ended March 31, 2004 and the availability of the March 31, 2004 Financial Supplement on its
                  Web site at www.NationalCity.com.

May 6, 2004       National City filed an updated March 31, 2004 Financial
                  Supplement and announced the posting of the updated Financial
                  Supplement on its Web site.

May 20, 2004      National City announced that the shareholders of Provident
                  Financial Group, Inc. (Provident) approved the merger of
                  Provident and National City Corporation pursuant to the
                  Agreement and Plan of Merger.

May 25, 2004      National City announced that it entered into a definitive
                  agreement with U.S. Bancorp to sell its Corporate Trust Bond
                  Administration business.

May 26, 2004      National City issued additional information regarding the sale of its Corporate Trust Bond Administration business to U.S.
                  Bancorp.

May 27, 2004      National City issued a news release announcing that management plans to recommend an increase in the quarterly dividend to the Board of Directors.

June 4, 2004      National City issued a news release announcing that it entered into a definitive agreement to acquire Wayne Bancorp, Inc.

June 9, 2004      National City announced the approval of the Provident merger by the Federal Reserve Board.

June 10, 2004     National City announced the posting of its May 31, 2004
                  Mid-Quarter Update to Financial Supplement to its Web site.

June 30, 2004     National City issued a news release announcing the completion of the sale of its Corporate Trust Bond Administration
                  business to U.S. Bancorp.

July 1, 2004      National City issued a news release announcing the completion of its acquisition of Provident.

July 13, 2004     National City issued a news release announcing the sale of
                  National Processing Inc., the Corporation's 83% owned payment processing company, to Bank of America.

July 16, 2004     National City issued a news release announcing its financial results for the quarterly and year-to-date periods ended June
                  30, 2004 and the availability of the June 30, 2004 Financial
                  Supplement on its Web site.

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

CORPORATE GOVERNANCE

National City's corporate governance practices are described in the following documents, which are available free of charge on the Corporation's Web site at National City.com or in print form through the investor relations department:
Corporate Governance Guidelines, Code of Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Nominating and Board of Directors Governance Committee Charter, Compensation Committee Charter, and Risk and Public Policy Committee Charter.


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

DEBT RATINGS

                                        MOODY'S
                             FITCH     INVESTORS   STANDARD
                            RATINGS     SERVICE    & POOR'S
                           ----------- ---------- -----------
National City
  Corporation                A/B
  Commercial paper           F1+           P-1        A-1
  Senior debt                AA-           A1         A
  Subordinated debt          A+            A2         A-
Bank Subsidiaries            A/B
  Certificates of
     deposit                 AA            Aa3        A+
  Senior bank notes          AA-           Aa3        A+
  Subordinated bank
     notes                   A+            A1         A

                           FORM 10-Q -- JUNE 30, 2004

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

                          NATIONAL CITY CORPORATION
                          --------------------------------------------------
                          (Registrant)

Date: August 6, 2004
                          /s/ DAVID A. DABERKO
                          --------------------------------------------------
                          David A. Daberko
                          Chairman and Chief Executive Officer

                          /s/ JEFFREY D. KELLY
                          --------------------------------------------------
                          Jeffrey D. Kelly
                          Executive Vice President and Chief Financial Officer

[NATIONAL CITY (R) LOGO]
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484