Form 10-Q
period 2004-09-30
NATIONAL CITY CORP
filed 2004-11-08
CIK 69970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

                        Common stock -- $4.00 Par Value
               Outstanding as of October 31, 2004 -- 655,423,419

                             [NATIONAL CITY LOGO ]

                        QUARTER ENDED SEPTEMBER 30, 2004

                                FINANCIAL REPORT
                                  AND FORM 10-Q

                         FINANCIAL REPORT AND FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2004

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

                                TABLE OF CONTENTS

                                                                                                           Page
PART I -- FINANCIAL INFORMATION
Financial Highlights                                                                                         2
Item 1. Financial Statements:
    Consolidated Statements of Income                                                                        4
    Consolidated Balance Sheets                                                                              5
    Consolidated Statements of Cash Flows                                                                    6
    Consolidated Statements of Changes in Stockholders' Equity                                               7
    Notes to Consolidated Financial Statements                                                               7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
    Financial Review                                                                                        54
    Consolidated Average Balance Sheets                                                                     73
    Daily Average Balances/Net Interest Income/Rates                                                        74
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                          77
Item 4. Controls and Procedures                                                                             77

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings                                                                                   77
Item 2. Changes in Securities and Use of Proceeds                                                           77
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K                                                                    78

Signatures                                                                                                  84

PART I - FINANCIAL INFORMATION

FINANCIAL HIGHLIGHTS

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30                        September 30
                                                                      ------------                        ------------
(Dollars In Thousands, Except Per Share Amounts)                  2004              2003               2004            2003
------------------------------------------------                  ----              ----               ----            ----
FOR THE PERIOD
  Tax-equivalent net interest income                         $  1,195,824      $  1,150,765       $  3,287,761    $  3,353,741
  Provision for loan losses                                        98,432           107,047            241,727         490,427
  Noninterest income                                            1,026,654           489,919          3,010,628       2,605,317
  Noninterest expense                                           1,232,774         1,007,616          3,294,251       3,042,719
  Income tax expense and tax-equivalent adjustment                300,557           182,384            942,282         852,964
                                                             ------------      ------------       ------------    ------------
  Net income                                                 $    590,715      $    343,637       $  1,820,129    $  1,572,948
                                                             ============      ============       ============    ============
  Net income per common share
    Basic                                                    $        .88      $        .56       $       2.89    $       2.57
    Diluted                                                           .86               .56               2.85            2.55
  Dividends paid per common share                                     .35               .32                .99             .93
  Return on average common equity                                   19.00%            14.87%             22.50%          23.81%
  Return on average assets                                           1.76              1.10               2.03            1.76
  Net interest margin                                                4.04              4.10               4.09            4.14
  Efficiency ratio                                                  55.54             61.62              52.37           51.38
  Average equity to average assets                                   9.26              7.42               9.03            7.38
  Annualized net charge-offs to average portfolio loans               .41               .64                .38             .82
  Average shares
    Basic                                                     663,338,716       613,574,321        629,574,688     612,412,749
    Diluted                                                   677,143,218       618,968,822        638,546,781     617,656,351
                                                             ------------       -----------       ------------    ------------
AT PERIOD END
  Assets                                                                                          $136,372,583    $120,957,987
  Portfolio loans                                                                                   97,439,045      77,755,510
  Loans held for sale or securitization                                                             10,744,690      23,615,358
  Securities, at fair value                                                                          9,759,041       6,755,118
  Deposits                                                                                          76,875,411      70,275,879
  Stockholders' equity                                                                              12,492,474       9,067,844

  Book value per common share                                                                     $      18.98    $      14.89
  Market value per common share                                                                          38.62           29.46
  Equity to assets                                                                                        9.16%           7.50%
  Allowance for loan losses as a percentage of
     period-end portfolio loans                                                                           1.34            1.45
  Nonperforming assets to period-end
     portfolio loans and other nonperforming assets                                                        .64             .97

  Common shares outstanding                                                                        658,272,817     609,136,762
  Full-time equivalent employees                                                                        36,392          33,188
                                                                                                  ------------    ------------

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30                     September 30
                                                                    ------------                     ------------
(Dollars in Thousands, Except Per Share Amounts)                2004            2003            2004           2003
------------------------------------------------                ----            ----            ----           ----
INTEREST INCOME
  Loans                                                     $  1,478,859   $   1,456,575    $  4,033,191   $  4,264,723
  Securities:
    Taxable                                                      103,590          67,650         238,215        250,583
    Exempt from Federal income taxes                               7,820           8,424          24,563         25,567
    Dividends                                                      7,528           4,425          16,404         15,900
  Federal funds sold and security resale agreements                1,668             827           3,902          1,943
  Other investments                                               12,975           9,272          35,206         29,486
                                                            ------------   -------------    ------------   ------------
      Total interest income                                    1,612,440       1,547,173       4,351,481      4,588,202
INTEREST EXPENSE
  Deposits                                                       230,042         213,127         620,237        691,831
  Federal funds borrowed and security
    repurchase agreements                                         25,778          30,330          63,446        112,600
  Borrowed funds                                                   3,794           2,678           9,853         16,276
  Long-term debt and capital securities                          164,343         157,067         390,450        434,651
                                                            ------------   -------------    ------------   ------------
      Total interest expense                                     423,957         403,202       1,083,986      1,255,358
                                                            ------------   -------------    ------------   ------------
NET INTEREST INCOME                                            1,188,483       1,143,971       3,267,495      3,332,844
PROVISION FOR LOAN LOSSES                                         98,432         107,047         241,727        490,427
                                                            ------------   -------------    ------------   ------------
      Net interest income after provision for loan losses      1,090,051       1,036,924       3,025,768      2,842,417
NONINTEREST INCOME
  Mortgage banking revenue                                       369,765         (26,883)      1,142,336      1,030,774
  Deposit service charges                                        172,526         144,940         481,428        421,802
  Payment processing revenue                                     132,931         124,517         386,494        342,975
  Trust and investment management fees                            73,146          72,403         228,525        219,072
  Card-related fees                                               35,148          41,827         110,243        126,944
  Brokerage revenue                                               33,476          32,776          99,895         90,680
  Leasing revenue                                                 87,522          10,602          99,126         28,639
  Other                                                          119,151          84,339         454,256        307,456
                                                            ------------   -------------    ------------   ------------
      Total fees and other income                              1,023,665         484,521       3,002,303      2,568,342
  Securities gains, net                                            2,989           5,398           8,325         36,975
                                                            ------------   -------------    ------------   ------------
      Total noninterest income                                 1,026,654         489,919       3,010,628      2,605,317
NONINTEREST EXPENSE
  Salaries, benefits, and other personnel                        661,486         571,059       1,804,437      1,674,512
  Equipment                                                       72,955          54,646         208,121        172,668
  Net occupancy                                                   66,044          57,323         185,479        171,760
  Third-party services                                            82,197          70,739         222,907        207,121
  Card processing                                                 58,969          54,194         176,908        157,714
  Marketing and public relations                                  29,640          22,259          81,758        105,843
  Leasing expense                                                 63,097          (4,861)         68,617         49,152
  Other                                                          198,386         182,257         546,024        503,949
                                                            ------------   -------------    ------------   ------------
      Total noninterest expense                                1,232,774       1,007,616       3,294,251      3,042,719
                                                            ------------   -------------    ------------   ------------
Income before income tax expense                                 883,931         519,227       2,742,145      2,405,015
Income tax expense                                               293,216         175,590         922,016        832,067
                                                            ------------   -------------    ------------   ------------
NET INCOME                                                  $    590,715   $     343,637    $  1,820,129   $  1,572,948
                                                            ============   =============    ============   ============
NET INCOME PER COMMON SHARE
  Basic                                                     $        .88   $         .56    $       2.89   $       2.57
  Diluted                                                            .86             .56            2.85           2.55
AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                      663,338,716     613,574,321     629,574,688    612,412,749
  Diluted                                                    677,143,218     618,968,822     638,546,781    617,656,351
                                                            ============   =============    ============   ============

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30      December 31      September 30
(In Thousands)                                                    2004              2003             2003
--------------                                                    ----              ----             ----
ASSETS
  Cash and demand balances due from banks                     $   3,629,582    $   3,595,706    $   3,602,298
  Federal funds sold and security resale agreements                 292,554          162,347          131,062
  Securities available for sale, at fair value                    9,759,041        6,865,616        6,755,118
  Other investments                                               1,415,418          830,887          769,141
  Loans held for sale or securitization:
    Commercial                                                       16,591           16,300           15,591
    Commercial real estate                                          235,708               --               --
    Mortgage                                                     10,492,391       14,497,277       23,599,767
    Automobile                                                           --          853,982               --
                                                              -------------     ------------    -------------
      Total loans held for sale or securitization                10,744,690       15,367,559       23,615,358
Portfolio loans:
    Commercial                                                   25,075,730       19,164,326       20,934,229
    Commercial construction                                       2,894,973        2,289,429        2,524,598
    Real estate -- commercial                                    12,024,140        9,827,877        9,495,261
    Real estate -- residential                                   30,117,952       27,393,711       24,330,916
    Home equity lines of credit                                  17,267,143       10,950,356       10,074,306
    Credit card and other unsecured lines of credit               2,295,173        2,324,198        2,178,703
    Other consumer                                                7,763,934        7,328,956        8,217,497
                                                              -------------     ------------    -------------
      Total portfolio loans                                      97,439,045       79,278,853       77,755,510
    Allowance for loan losses                                    (1,304,386)      (1,125,329)      (1,129,633)
                                                              -------------     ------------    -------------
      Net portfolio loans                                        96,134,659       78,153,524       76,625,877
  Properties and equipment                                        1,263,170        1,085,220        1,066,819
  Equipment leased to others                                      1,165,681           48,992           59,345
  Other real estate owned                                           107,296           99,418          110,380
  Mortgage servicing assets                                       1,416,112        1,298,417        1,136,987
  Goodwill                                                        3,308,500        1,103,340        1,103,271
  Other intangible assets                                           253,800           62,475           68,631
  Derivative assets                                               1,210,692        1,349,259        1,785,967
  Accrued income and other assets                                 5,671,388        3,910,700        4,127,733
                                                              -------------     ------------    -------------
TOTAL ASSETS                                                  $ 136,372,583    $ 113,933,460    $ 120,957,987
                                                              =============    =============    =============
LIABILITIES
  Deposits:
    Noninterest bearing                                       $  18,339,275    $  16,585,367    $  16,828,794
    NOW and money market                                         29,678,397       26,849,261       26,256,752
    Savings                                                       2,580,343        2,353,721        2,373,289
    Consumer time                                                16,404,590       13,133,909       13,221,476
    Other                                                         4,794,275          924,969        2,731,341
    Foreign                                                       5,078,531        4,082,803        8,864,227
                                                              -------------     ------------    -------------
      Total deposits                                             76,875,411       63,930,030       70,275,879
  Federal funds borrowed and security repurchase agreements       6,542,450        6,693,916        8,637,604
  Borrowed funds                                                  7,627,340        6,615,460        1,472,746
  Long-term debt                                                 27,883,328       23,480,724       27,118,585
  Junior subordinated debentures owed to unconsolidated
    subsidiary trusts                                               609,271          185,568          185,568
  Derivative liabilities                                            633,828          875,737        1,246,371
  Accrued expenses and other liabilities                          3,708,481        2,823,354        2,953,390
                                                              -------------     ------------    -------------
TOTAL LIABILITIES                                               123,880,109      104,604,789      111,890,143
                                                              =============    =============    =============
STOCKHOLDERS' EQUITY
  Preferred stock                                                        --               --               --
  Common stock                                                    2,633,092        2,423,985        2,436,547
  Capital surplus                                                 3,666,340        1,116,279        1,079,072
  Retained earnings                                               6,105,769        5,723,720        5,502,147
  Accumulated other comprehensive income                             87,273           64,687           50,078
                                                              -------------     ------------    -------------
TOTAL STOCKHOLDERS' EQUITY                                       12,492,474        9,328,671        9,067,844
                                                              -------------     ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 136,372,583    $ 113,933,460    $ 120,957,987
                                                              =============    =============    =============

See Notes to Consolidated Financial Statements

 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Nine Months Ended
                                                                                                      September 30
                                                                                                      ------------
(In Thousands)                                                                                     2004           2003
--------------                                                                                     ----           ----
OPERATING ACTIVITIES
    Net income                                                                                 $  1,820,129    $  1,572,948
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                     241,727         490,427
      Depreciation and amortization of properties and equipment                                     220,045         138,200
      Amortization of intangible assets and servicing assets                                        421,200         457,772
      Accretion of premiums and discounts on securities, deposits, and debt obligations             (32,675)        (17,846)
      Servicing asset impairment charges (recoveries)                                                81,338        (181,171)
      Ineffective hedge and other derivative gains, net                                            (527,989)        (53,453)
      Securities gains, net                                                                          (8,325)        (36,975)
      Gains on loans sold or securitized, net                                                      (110,077)       (882,808)
      Other (gains) losses, net                                                                     (43,890)        129,174
      Originations and purchases of loans held for sale or securitization                       (60,720,528)    (94,114,360)
      Principal payments on and proceeds from sales of loans held for sale or securitization     64,114,466      94,004,099
      Increase in accrued interest receivable                                                       (25,105)        (10,941)
      Increase in accrued interest payable                                                           54,097           2,118
      Other operating activities, net                                                               858,833       1,616,517
                                                                                               ------------    ------------
Net cash provided by operating activities                                                         6,343,246       3,113,701
                                                                                               ------------    ------------
LENDING AND INVESTING ACTIVITIES
    Net (increase) decrease in federal funds sold, security resale agreements,
       and other investments                                                                        (60,457)        105,287
    Purchases of available-for-sale securities                                                   (1,227,870)     (3,070,223)
    Proceeds from sales of available-for-sale securities                                          1,194,602       1,567,311
    Proceeds from maturities, calls, and prepayments of available-for-sale securities             1,808,653       3,883,162
    Net increase in loans                                                                        (9,038,604)     (7,689,510)
    Proceeds from sales or securitizations of loans                                               1,919,370         940,528
    Net increase in properties and equipment                                                       (108,572)       (219,322)
    Net cash received (paid) for acquisitions                                                       322,537         (35,118)
    Cash received for sale of Corporate Trust Bond Administration business                           66,500              --
                                                                                               ------------    ------------
Net cash used in lending and investing activities                                                (5,123,841)     (4,517,885)
                                                                                               ------------    ------------
DEPOSIT AND FINANCING ACTIVITIES
    Net increase in deposits                                                                      1,002,712       5,176,349
    Net (decrease) increase in federal funds borrowed and security repurchase agreements         (1,779,259)      2,109,346
    Net increase (decrease) in borrowed funds                                                       577,052     (10,021,163)
    Repayments of long-term debt                                                                (11,733,899)     (6,238,262)
    Proceeds from issuances of long-term debt, net                                               12,066,970      10,872,845
    Dividends paid                                                                                 (629,269)       (569,494)
    Issuances of common stock                                                                       290,730         118,359
    Repurchases of common stock                                                                    (980,566)       (197,924)
                                                                                               ------------    ------------
Net cash (used in) provided by deposit and financing activities                                  (1,185,529)      1,250,056
                                                                                               ------------    ------------
Net increase (decrease) in cash and demand balances due from banks                                   33,876        (154,128)
Cash and demand balances due from banks, January 1                                                3,595,706       3,756,426
                                                                                               ------------    ------------
CASH AND DEMAND BALANCES DUE FROM BANKS, SEPTEMBER 30                                          $  3,629,582    $  3,602,298
                                                                                               ============    ============
SUPPLEMENTAL INFORMATION
    Cash paid for:
      Interest                                                                                 $  1,029,889    $  1,253,240
      Income taxes                                                                                  852,581       1,034,656
    Noncash items:
      Transfers of loans to other real estate                                                       246,002         153,468
      Carrying value of securities donated to the National City Charitable Foundation                    --          25,007
      Stock and options issued in Allegiant and Provident acquisitions                            2,647,461              --
                                                                                               ============    ============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                       Accumulated
                                                                                                           Other
                                                     Preferred     Common     Capital      Retained    Comprehensive
(Dollars in Thousands, Except Per Share Amounts)       Stock       Stock      Surplus      Earnings       Income        Total
------------------------------------------------       -----       -----      -------      --------       ------        -----
Balance, January 1, 2003                              $   --     $2,445,966  $  989,346   $4,658,565      $67,180     $ 8,161,057
  Comprehensive income:
    Net income                                                                             1,572,948                    1,572,948
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included
       in net income                                                                                      (70,040)        (70,040)
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net losses
       included in net income                                                                              52,938          52,938
                                                                                                                      -----------
  Total comprehensive income                                                                                            1,555,846
  Common dividends declared, $.93 per share                                                 (569,494)                    (569,494)
  Issuance of 4,351,703 common shares under
   stock-based compensation plans                                    17,406     100,953                                   118,359
  Repurchase of 6,706,300 common shares                             (26,825)    (11,227)    (159,872)                    (197,924)
                                                      ------     ----------  ----------   ----------      -------     -----------
Balance, September 30, 2003                           $   --     $2,436,547  $1,079,072   $5,502,147      $50,078     $ 9,067,844
                                                      ======     ==========  ==========   ==========      =======     ===========
Balance, January 1, 2004                              $   --     $2,423,985  $1,116,279   $5,723,720      $64,687     $ 9,328,671
  Comprehensive income:
    Net income                                                                             1,820,129                    1,820,129
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in
       net income                                                                                           5,746           5,746
      Change in unrealized gains and losses on
       derivative instruments used in cash
       flow hedging relationships, net of
       reclassification adjustment for net
       losses included in net income                                                                       16,840          16,840
                                                                                                                      -----------
  Total comprehensive income                                                                                            1,842,715
  Common dividends declared, $.99 per share                                                 (628,876)                    (628,876)
  Preferred dividends declared                                                                  (393)                        (393)
  Issuance of 8,624,046 common shares under
   stock-based compensation plans                                    32,734     257,996                                   290,730
  Repurchase of 27,193,500 common shares                           (108,773)    (62,982)    (808,811)                    (980,566)
  Issuance of 71,286,645 common shares and 70,272
   preferred shares pursuant to acquisitions(1)                     285,146   2,355,437                                 2,640,583
  Other                                                                            (390)                                     (390)
                                                      ======     ==========  ==========   ==========      =======     ===========
BALANCE, SEPTEMBER 30, 2004                           $   --     $2,633,092  $3,666,340   $6,105,769      $87,273     $12,492,474
                                                      ======     ==========  ==========   ==========      =======     ===========

(1) Includes adjustment for fair value of stock options exchanged and forward purchase contracts assumed of $85 million and $59 million, respectively

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive branch bank network in Ohio, Indiana, Illinois, Kentucky, Michigan, Missouri, and Pennsylvania, and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Primary businesses include commercial and retail banking, mortgage financing and servicing, consumer finance, and asset management.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its consolidated subsidiaries. The Corporation completed its acquisitions of Allegiant Bancorp, Inc. (Allegiant) and Provident Financial Group, Inc. (Provident) on April 9, 2004 and July 1, 2004, respectively. The consolidated financial statements include the results of operations of these entities from their respective dates of acquisition. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation and have been restated to reflect changes in the Corporation's method of assessing effectiveness of its hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities.

CONSOLIDATION: Accounting Research Bulletin 51 (ARB 51), Consolidated Financial Statements, requires a company's consolidated financial statements include subsidiaries in which the company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest. Investments in companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. Investments in companies in which the Corporation has significant influence over operating and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) and limited partnership investments are generally accounted for by the equity method of accounting. These investments are principally included in other assets and National City's proportionate share of income or loss is included in other noninterest income.

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities (VIE), provides guidance on when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitles it to receive a majority of the entity's residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Corporation's consolidated financial statements include the assets, liabilities and activities of VIEs for which it is deemed to be the primary beneficiary.

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

Where the Corporation is a transferor of assets to an SPE, the assets sold to the SPE are no longer recorded on the balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from National City's creditors, the Corporation considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Corporation currently services certain credit card receivables, automobile loans, nonconforming residential mortgages, and home equity loans and lines and equipment leases that were sold to various securitization trusts. Further discussion regarding these securitization trusts is included in Note 5.

USE OF ESTIMATES: The accounting and reporting policies of National City conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update National City's 2003 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

STATEMENT OF CASH FLOWS: Cash and demand balances due from banks are considered "cash and cash equivalents" for financial reporting purposes.

BUSINESS COMBINATIONS: Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition. Refer to Note 3 for further discussion.

LOANS AND LEASES: Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale or securitization are valued on an aggregate basis at the lower of carrying amount or fair value. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.

Leases are classified as either direct financing leases or operating leases, based on the terms of the lease arrangement. To be classified as a direct financing lease, the lease must have at least one of the following four characteristics: 1) the lease transfers ownership of the property to the lessee by the end of the lease term, 2) the lease contains a bargain purchase option,
3) the lease term is equal to 75% or more of the estimated economic life of the leased property, or 4) the present value of the lease payments and the guaranteed residual value are at least 90% of the cost of the leased property. Leases that do not meet any of these four criteria are classified as operating leases and reported as equipment leased to others on the balance sheet.

Income on operating leases is recognized on a straight-line basis over the lease term. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Income on leveraged leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Residual values on leased assets are reviewed regularly for other-than-temporary impairment. When there is other-than-temporary impairment in the carrying value of the Corporation's interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value, with the write-down generally recognized in other noninterest expense in the income statement.

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

The Corporation, through its subsidiary National City Mortgage Co. (NCMC), sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Corporation to repurchase individual delinquent loans that meet certain criteria from the securitized pool. At the Corporation's option, and without GNMA's prior authorization, the Corporation may repurchase the delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, the Corporation is deemed to have regained effective control over the loan and is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of the Corporation's intent to repurchase the loan. At September 30, 2004 and December 31, 2003, residential real estate portfolio loans included $214 million and $240 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other borrowed funds.

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

SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or losses on the statement of income. Interest on trading account securities is recorded in interest income. As of September 30, 2004, December 31, 2003, and September 30, 2003, trading account securities totaled $467 million, $22 million, and $19 million, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at September 30, 2004, December 31, 2003 or September 30, 2003.

Securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and unrealized losses not deemed other-than-temporary reported in other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available-for-sale securities are recorded in securities gains or losses on the statement of income.

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

Intangible assets with finite lives include core deposit, credit card, merchant portfolio, operating lease, and other intangibles and are subject to impairment testing. Core deposit intangibles are primarily amortized over a period not to exceed 10 years based upon an accelerated amortization method. Credit card and merchant portfolio intangibles are amortized over their estimated useful lives on a straight-line basis, which range from one to 10 years. Operating lease intangibles are amortized based upon an accelerated amortization method over the remaining weighted average lease term which approximates 24 months. Other intangibles, which consist primarily of customer contracts and noncompete agreements, are amortized over the period benefited ranging from three to nine years. Amortization expense for core deposits, merchant portfolio, and other intangibles are recognized in noninterest expense. Amortization expense for operating lease intangibles is recognized in noninterest income. Note 10 includes a summary of goodwill and other intangible assets.

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

Equipment leased to others is stated at cost less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the life of the lease considering the estimated residual value. On a periodic basis, a review is undertaken to determine if the leased equipment is impaired by comparing expected undiscounted cash flows from rental income to the equipment carrying value. An impairment loss is recognized if the carrying amount of the equipment exceeds the expected cash flows.

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

Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale or trading securities portfolio. Retained interests in the credit card, automobile loan, and home equity securitizations are classified as available-for-sale securities. Retained interests in the SBA securitizations are classified as trading securities and are included in other investments on the consolidated balance sheet. Subsequent adjustments to the fair value of retained interests classified as available-for-sale are recorded through other comprehensive income within stockholders' equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Fair value adjustments and other-than-temporary adjustments to retained interests classified as trading securities are recorded in other noninterest income on the income statement. The Corporation uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved.

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

Also with regard to credit card securitizations, the trust is not required to make principal payments to the investors during the revolving period, which generally approximates 48 months. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables. Therefore, the principal dollar amount of the investor's interest in the loans within the trust remains unchanged. Once the revolving period ends, the trust will distribute principal payments to the investors according to the terms of the transaction. Distribution of principal to the investors in the credit card trust may begin earlier if the average annualized yield on the loans securitized (generally equal to the sum of interest income, interchange and other fees, less principal credit losses during the period) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors plus contractual servicing fees), or certain other events occur.

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

DERIVATIVE INSTRUMENTS: The Corporation enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. In addition, certain contracts and commitments are defined as derivatives under GAAP.

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

MORTGAGE SERVICING ASSETS: The Corporation sells mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing right (MSR) asset is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities. In addition, the Corporation may purchase the right to service mortgage loans originated by others. MSRs, when purchased, are initially recorded at cost. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Changes in fair value resulting from the application of hedge accounting become part of the carrying values of MSRs.

The fair value of MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs, particularly for residential mortgage loans. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. Prepayment rates have a lesser impact on the value of MSRs associated with commercial real estate loans as these loans have lockout and prepayment penalties generally ranging from five to nine years. Servicing fees, net of amortization, impairment, and related derivative gains and losses, are recorded in mortgage banking revenue on the income statement.

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

MSRs are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR and the valuation allowance, precluding subsequent recoveries.

STOCK-BASED COMPENSATION: Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123, Accounting for Stock-Based Compensation. Under the guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Corporation began applying the recognition provisions of SFAS 123 to all awards granted to employees after January 1, 2003. Compensation expense for option awards granted subsequent to January 1, 2003 were determined based on the estimated fair value of the award at the date of grant and recognized ratably in the income statement over the option's vesting period. Stock options granted prior to January 1, 2003, continue to be accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under

APB 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the market price of the stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all unvested stock awards.

Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant. The adoption of the recognition provisions of SFAS 123 did not have a significant impact on the determination of compensation expense for restricted share awards.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards. Also included in the pro forma net income and earnings per share is the after-tax expense, net of minority interest benefit, related to option awards granted by the Corporation's former 83%-owned payment processing subsidiary, National Processing, Inc., on its common stock. Refer to
Note 3 for discussion on the sale of this business in October 2004.

                                                   Three Months Ended          Nine Months Ended
                                                      September 30               September 30
                                                      ------------               ------------
(In Thousands, Except Per Share Amounts)           2004         2003           2004          2003
----------------------------------------           ----         ----           ----          ----
Net income, as reported                          $ 590,715    $ 343,637    $ 1,820,129    $ 1,572,948
Add: option expense included in reported
  net income, net of related tax effects
    National City common stock                       4,619        3,198         12,241          5,495
    National Processing common stock                    35           26            173             30
Less: total option expense determined under
  fair value method for all option awards, net
  of related tax effects
    National City common stock                      (4,619)      (9,564)       (22,107)       (33,265)
    National Processing common stock                  (577)      (1,086)        (2,749)        (4,285)
                                                 ---------    ---------    -----------    -----------
PRO FORMA NET INCOME                             $ 590,173    $ 336,211    $ 1,807,687    $ 1,540,923
                                                 ---------    ---------    -----------    -----------
Pro forma net income per share:
  Basic -- as reported                           $     .88    $     .56    $      2.89    $      2.57
  Basic -- pro forma                                   .88          .55           2.87           2.52
  Diluted -- as reported                               .86          .56           2.85           2.55
  Diluted -- pro forma                                 .86          .54           2.83           2.49
                                                 =========    =========    ===========    ===========

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

                                                   Three Months Ended   Nine Months Ended
                                                      September 30        September 30
                                                      ------------        ------------
                                                     2004      2003      2004     2003
                                                     ----      ----      ----     ----
Risk-free interest rate                               3.82%     3.30%     3.70%     3.27%
Expected dividend yield                               3.93      4.10      3.93      4.16
Expected volatility                                  21.70     27.14     22.53     27.16
Expected option life (in years)                          6         5         6         5
Weighted-average grant-date fair value of options   $ 5.85    $ 6.15    $ 5.92    $ 6.04

The weighted-average assumptions used to value the National Processing option grants are disclosed in National Processing, Inc.'s December 31, 2003 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) and accessible at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

MEANING OF OTHER THAN TEMPORARY IMPAIRMENT: In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. Various disclosure requirements of Issue 03-01 had been finalized previous to issuance and were required as of December 31, 2003. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing "other-than-temporary" guidance during the period of delay until a final consensus is reached. The disclosure requirements set forth in Issue 03-01 were not delayed as a result of the issued FSP. Refer to Note 8 of the consolidated financial statements for these required disclosures. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity.

LOAN COMMITMENTS: On March 9, 2004, the SEC issued Staff Accounting Bulletin 105 (SAB 105), Application of Accounting Principles to Loan Commitment" stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan. The Corporation has historically valued its loan commitments including the change in value of expected future cash flows related to servicing.

The Corporation adopted the provisions of SAB 105 as of January 1, 2004. The impact of adopting SAB 105 resulted in a decrease in mortgage banking revenue of $22 million for the first nine months of 2004. This change in accounting may result in increased volatility in earnings in the future as changes in the value of derivative instruments utilized to hedge the loan commitments will continue to be reported currently in earnings, while offsetting changes in certain components of the fair value of the loan commitment will not be recognized until the loan is closed or is sold.

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on financial condition, results of operations, or liquidity.

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

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of September 30, 2004, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.

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

National City invests in low-income housing and historic tax credit projects primarily through its subsidiary, National City Community Development Corporation for the purpose of providing a source of private sector financing for projects to promote economic development, create employment opportunities and contribute to the enhancement of the community. Investments principally consist of real estate projects and venture/working capital. The Corporation accounts for these partnership investments under the equity method of accounting, with a carrying value of $342 million at September 30, 2004. As a limited partner in these projects, National City is allocated tax credits and deductions associated with the underlying projects. The adoption of FIN 46 as of March 31, 2004, resulted in the consolidation of one low-income housing project with assets and liabilities each totaling $7 million. The Corporation also holds significant interests in other low-income housing and historic tax credit projects in which the maximum exposure to loss would be limited to the initial capital investment contributed.

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

3. ACQUISITIONS & DIVESTITURES

ACQUISITIONS: On April 9, 2004, National City Corporation completed its acquisition of Allegiant Bancorp, Inc. (Allegiant), a bank-holding company operating 36 retail bank branch offices in the St. Louis, Missouri metropolitan area. The acquisition of Allegiant allows the Corporation to expand its product offerings and delivery channels into the St. Louis market. Under the terms of the merger, each share of Allegiant common stock was exchanged for .833 shares of National City common stock, $27.25 in cash, or a combination cash or stock. In connection with the transaction, substantially all of Allegiant's common stock was exchanged, resulting in the issuance of approximately 14 million common shares and a cash payment of $23 million. The total cost of the transaction was $493 million. The common shares issued were valued at $32.42 per share, representing an average of closing market prices for two days before and after the date the merger terms were agreed to and announced.

On July 1, 2004, the Corporation completed its acquisition of Provident Financial Group, Inc. (Provident), a bank holding company operating 65 branch banking offices in the Cincinnati and Dayton, Ohio metropolitan areas. The acquisition of Provident expands National City's product offerings and delivery channels into the southwestern Ohio market. Under the terms of the transaction, each share of Provident common stock was exchanged into 1.135 shares of National City common stock and each share of Provident preferred stock was exchanged into 1 share of National City Series D convertible preferred stock. This transaction resulted in the issuance of approximately 57 million common shares, 70 thousand convertible preferred shares and a small cash payment for fractional shares. The total cost of the transaction was $2.2 billion. The common shares issued were valued at $34.99 per share, representing an average of closing market prices for two days before and after the date the merger terms were agreed to and announced. The convertible preferred shares were issued at their common stock equivalent value as of the merger date. The cost of this acquisition also includes fair value of stock options exchanged and forward purchase contracts assumed of $85 million and $59 million, respectively.

The assets and liabilities of Allegiant and Provident were recorded on the balance sheet at their estimated fair values as of their respective acquisition dates, and their results of operations have been included in the consolidated statement of income from those dates. Refer to Note 4 for discussion on severance and other restructuring costs incurred in connection with the these acquisitions, and to Note 10 for further discussion on goodwill and intangible assets.

The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocations and resulting goodwill for the Allegiant and Provident acquisitions:

(In Thousands)                                                                    ALLEGIANT        PROVIDENT
--------------                                                                    ---------        ---------
Purchase price                                                                    $ 492,629        $2,181,308
Carrying value of net assets acquired                                              (142,661)         (734,519)
                                                                                  ---------        ----------
      Excess of purchase price over carrying value of net assets acquired           349,968         1,446,789

Purchase accounting adjustments
      Securities                                                                      1,769            50,260
      Portfolio loans                                                               (33,389)          (38,776)
      Premises and equipment                                                          3,730            24,173
      Leased equipment                                                                   --            26,075
      Other assets                                                                      862           (19,172)
      Deposits                                                                        9,960           169,695
      Borrowings                                                                     18,765           216,450
      Severance and exit costs                                                        3,483           328,169
      Other liabilities                                                                  --            90,768
      Deferred taxes                                                                  5,052          (220,019)
                                                                                  ---------        ----------
        Subtotal                                                                    360,200         2,074,412
                                                                                  ---------        ----------
Core deposit intangibles                                                            (31,777)         (132,956)
Other identifiable intangible assets                                                 (3,261)          (64,840)
                                                                                  ---------        ----------
      GOODWILL                                                                    $ 325,162        $1,876,616
                                                                                  =========        ==========

The following table summarizes the estimated fair value of the net assets acquired related to these acquisitions:

(In Thousands)                                                                     ALLEGIANT       PROVIDENT
--------------                                                                     ---------       ---------
Assets
      Cash and cash equivalents                                                   $    33,547    $   317,247
      Securities                                                                      346,049      4,863,870
      Loans, net of allowance for loan losses                                       1,936,258      9,202,871
      Premises and other equipment                                                     39,693      1,356,655
      Goodwill and other intangibles                                                  360,200      2,074,412
      Other assets                                                                     91,900        715,201
                                                                                  -----------    -----------
           Total Assets                                                             2,807,647     18,530,256

Liabilities
      Deposits                                                                      1,799,534     10,059,405
      Borrowings                                                                      499,399      5,449,845
      Other liabilities                                                                16,085        839,698
                                                                                  -----------    -----------
            Total Liabilities                                                       2,315,018     16,348,948
                                                                                  -----------    -----------
      FAIR VALUE OF NET ASSETS ACQUIRED                                           $   492,629      2,181,308
                                                                                  ===========    ===========

The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement as exit plans are finalized and additional information becomes available. Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.

The following unaudited pro forma consolidated financial information presents the combined results of operations of National City, Allegiant, and Provident, as if the acquisitions of both had occurred as of the beginning of 2003 and 2004, respectively.

                                                        Three Months Ended   NINE MONTHS ENDED    Nine Months Ended
(In Thousands)                                          September 30, 2003   SEPTEMBER 30, 2004   September 30, 2003
--------------                                          ------------------   ------------------   ------------------
Net interest income                                        $  1,259,501         $  3,490,774         $  3,712,952
Provision for loan losses                                       121,321              332,275              577,026
                                                           ------------         ------------         ------------
  Net interest income after provision for loan losses         1,138,180            3,158,499            3,135,926
Noninterest income                                              674,816            3,304,046            3,191,520
Noninterest expense                                           1,262,904            3,817,937            3,867,296
                                                           ------------         ------------         ------------
Income before income tax expense                                550,092            2,644,608            2,460,150
Income tax expense                                              184,846              885,143              848,152
                                                           ------------         ------------         ------------
Net Income                                                 $    365,246         $  1,759,465         $  1,611,998
                                                           ============         ============         ============
Net Income Per Share
  Basic                                                    $        .53         $       2.62         $       2.36
  Diluted                                                  $        .53         $       2.57         $       2.32
Average Common Shares Outstanding
  Basic                                                     684,856,920          672,340,557          683,695,348
  Diluted                                                   695,422,245          685,251,163          694,005,165
                                                           ============         ============         ============

The pro forma results include amortization of fair value adjustments on loans, deposits and debt, amortization of newly created intangibles and post-merger acquisition related charges. The pro forma number of average common shares outstanding includes adjustments for shares issued for the acquisition and the impact of additional dilutive securities but does not assume any incremental share repurchases. The pro forma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisitions and are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

On October 5, 2004, the Corporation completed its acquisition of Wayne Bancorp (Wayne), an $825 million asset banking company operating 23 branches in several northeastern Ohio counties, for a cash price of $181 million.

DIVESTITURES: On October 15, 2004, the Corporation completed the sale of its 83% owned payment processing subsidiary, National Processing, Inc. (NPI), to Bank of America. Bank of America purchased all NPI's outstanding common stock for $1.2 billion in cash, or $26.60 per NPI share. The Corporation recognized a gain on the sale of this subsidiary of approximately $714 million pre-tax ($485 million after-tax) in October 2004. In conjunction with the sale, the Corporation, through its bank subsidiary National City Bank of Kentucky, entered into a Service and Sponsorship Agreement with NPI. This agreement relates to the United Airlines card processing agreement, whereby Bank of America, through NPI, made a one-time payment of $36 million to the Corporation in exchange for the Corporation's agreement to release NPI from its obligation to indemnify the Corporation against any losses or claims arising from the United Airlines card processing agreement. As a result, the Corporation has retained the contractual obligation to process card transactions for United Airlines. Refer to Note 19 for the related discussion on the Corporation's chargeback exposure.

On October 5, 2004, the Corporation completed the sale of seven branches located in the upper peninsula of Michigan. The Corporation recognized a gain on the sale of these branches of approximately $14 million pre-tax ($9 million after-tax) in October 2004. Also in October 2004, the Corporation entered into a definitive agreement to sell its Provident subprime lending and servicing business (Provident PCFS). The Provident PCFS business was part of the acquisition of Provident on July 1, 2004. This transaction is expected to close in the fourth quarter.

On June 30, 2004, the Corporation sold its Corporate Trust Bond Administration business to U.S. Bancorp for $67 million in cash, resulting in pre-tax gain of $65 million, recorded in other noninterest income. Assets under administration transferred in this transaction were approximately $11.1 billion.

4. RESTRUCTURING CHARGES

The Corporation has implemented restructuring plans related to the integration of Allegiant and Provident. These plans were formulated prior to the acquisition of these entities and are anticipated to be substantially complete by December 31, 2005. Costs incurred for employee terminations consist of severance, relocation, retention, and outplacement benefits. Certain costs associated with severance, relocation, and outplacement benefits were recognized in the allocation of the purchase price to acquired assets and liabilities. Retention benefits are expensed over the required service period. Exit and termination costs relating to the exit of Provident PCFS, facility leases, and other contract termination costs, were also recognized in the allocation of the purchase price to acquired assets and liabilities.

In connection with the acquisition of Provident, a severance liability of $59 million and an exit costs liability of $271 million were recognized in the allocation of the purchase price to acquired assets and liabilities. As these activities are completed, the associated liabilities will be adjusted to reflect the actual costs incurred resulting in an increase or decrease to goodwill. During the three months ended September 30, 2004, the Corporation recorded $17 million of severance and other employee related charges, mainly related to retention bonuses provided to Provident employees.

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

A rollforward of the severance and restructuring liability for the three- and nine-month periods ended September 30, 2004 and 2003 is presented in the table below. The table below also includes severance expenses incurred in the normal course of business. Except for severance charges incurred by the National Processing line of business, all severance and related termination expenses were recorded as unallocated corporate charges within the Parent and Other category.

                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2004                       SEPTEMBER 30, 2004
                                                   ------------------                       ------------------
                                          PARENT AND     NATIONAL                 PARENT AND     NATIONAL
(In Thousands)                               OTHER      PROCESSING     TOTAL         OTHER      PROCESSING    TOTAL
--------------                               -----      ----------     -----         -----      ----------    -----
Beginning balance                          $  15,926     $ 1,124     $  17,050     $  14,154     $ 1,773     $  15,927
Severance and other employee
  related costs:
   Charged to expense                         17,095           -        17,095        26,892          55        26,947
   Recognized in purchase price
      allocation/acquired liabilities         59,189           -        59,189        62,081           -        62,081
   Payments                                  (30,109)       (339)      (30,448)      (41,026)     (1,043)      (42,069)
Exit costs and other termination costs:

   Recognized in purchase price              270,623           -       270,623       270,623           -       270,623
     allocation

   Payments                                  (43,239)          -       (43,239)      (43,239)          -       (43,239)
                                           ---------     -------     ---------     ---------     -------     ---------
ENDING BALANCE                             $ 289,485     $   785     $ 290,270     $ 289,485     $   785     $ 290,270
                                           =========     =======     =========     =========     =======     =========

                                           Three Months Ended                   Nine Months Ended
                                           September 30, 2003                   September 30, 2003
                                           ------------------                   ------------------
                                  Parent and    National               Parent and     National
(In Thousands)                      Other      Processing    Total        Other      Processing    Total
--------------                      -----      ----------    -----        -----      ----------    -----
Beginning balance                  $ 24,404     $ 2,455     $ 26,859     $ 13,895     $ 3,141     $ 17,036
Severance and other termination
  costs                               5,504         (65)       5,439       77,075         639       77,714
Payments and adjustments            (11,182)       (484)     (11,666)     (72,244)     (1,874)     (74,118)
                                   --------     -------     --------    ---------     -------     --------
ENDING BALANCE                     $ 18,726     $ 1,906     $ 20,632     $ 18,726     $ 1,906     $ 20,632
                                   ========     =======     ========     ========     =======     ========

Substantially all Allegiant and Provident severance and related employee benefits will be paid out by March 2005. Substantially all exit and termination costs will be paid by December 2004 except for certain lease terminations which are anticipated to occur in the fourth quarter of 2005.

5. SECURITIZATION ACTIVITY

The Corporation periodically sells assets through securitization transactions.

In connection with the acquisition of Provident, the Corporation acquired three home equity securitizations through which Provident sold prime fixed-rate home equity loans and variable-rate home equity lines of credit. The securitizations were structured to achieve sale treatment in accordance with SFAS 140, and as a result, the loans and lines of credit were removed from the balance sheet, a net gain on sale for each transaction was recognized, and retained interests in the form of interest-only strips were recorded. The fair value of interest only strips and the aggregate principal balances of the home equity loans and lines associated with the securitizations acquired were $3 million and $84 million, respectively, as of the acquisition date.

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

A summary of the assumptions used to value the credit card retained interests and automobile retained interests and servicing asset at the time of each securitization follows:

                                    Weighted-       Variable           Monthly       Expected
                                     Average         Annual           Principal       Annual          Annual
                                      Life          Coupon Rate       Repayment       Credit         Discount
                                    (in months)     to Investors         Rate          Losses           Rate        Yield
                                    -----------     ------------         ----          ------           ----        -----
CREDIT CARD:
  Series 2000-1                        5.5            6.86%             18.08%         4.17%           15.00%       14.43%
  Series 2001-1                        5.6            6.06              17.79          4.08            15.00        14.77
  Series 2002-1                        5.7            2.06              17.41          5.34            15.00        11.99
                                       ===            ====              =====          ====            =====        =====

                                                      Weighted-         Monthly       Expected
                                                       Average         Prepayment    Cumulative        Annual     Weighted-
                                                        Life             Speed         Credit         Discount     Average
                                                     (in months)        (% ABS)        Losses           Rate        Coupon
                                                     -----------        -------        ------           ----        ------
AUTOMOBILE:
  Series 2002-A
       Interest only strip                              22.9             1.40%         2.25%           12.00%        8.71%
       Servicing asset                                  22.9             1.40          2.25            12.00         8.71
  Series 2004-A
       Interest only strip                              21.8             1.50%         1.75%           12.00%        6.79%
       Servicing asset                                  21.8             1.50          1.75            11.00         6.79
                                                        ====             ====          ====            =====         ====

A summary of the assumptions used to value the home equity retained interests at the time of the Provident acquisition were as follows:

                                  Weighted-      Variable              Monthly         Expected
                                   Average        Annual              Principal         Annual         Annual
                                    Life       Coupon Rate            Repayment         Credit        Discount
                                (in months)    to Investors          Rate/CPR(a)       Losses(b)        Rate        Yield(c)
                                -----------    ------------          -----------       ---------        ----        --------
HOME EQUITY:
  Series 1998-A                     14.1          1.95%              4.42/33.00%         1.25%          6.25%         4.87%
  Series 1999-A                     17.4          1.88%              4.61/33.00%         2.00%          6.25%         5.38%
  Series 2000-A                     16.4          1.74%              5.74/33.00%         2.40%          6.25%         5.92%
                                    ====          ====               ==========          ====           ====          ====

(a) Monthly Principal Repayment Rate assumption relates to home equity lines of credit and Cumulative Prepayment Rate (CPR) relates to home equity loans

(b) The home equity securitizations are credit enhanced with cash collateral accounts that are maintained within the securitization vehicle. The cash collateral accounts absorb all credit losses with respect to the securitized loans

(c) Yield represents the weighted-average of fixed-rate loan and variable-rate lines of credit

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans. The SBA loans represent securitized loans originally purchased and then sold by the Corporation.

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                    AS OF SEPTEMBER 30, 2004    SEPTEMBER 30, 2004        SEPTEMBER 30, 2004
                                    ------------------------    ------------------        ------------------
                                                 LOANS PAST
                                    PRINCIPAL    DUE 30 DAYS   AVERAGE     NET CREDIT    AVERAGE    NET CREDIT
(In Millions)                        BALANCE      OR MORE      BALANCES      LOSSES      BALANCES      LOSSES
-------------                        -------      -------      --------      ------      --------      ------
Type of loan:
  Credit card                       $ 2,421.5    $    91.9    $ 2,446.3    $    35.5    $ 2,475.5    $   112.1
  Automobile                          3,912.5         68.8      3,881.0         10.5      4,044.6         32.0
  Home Equity                        22,997.4         76.3     21,853.1          9.0     18,778.4         25.7
  SBA                                     2.9          2.9         21.0           --         34.6           --
                                    ---------    ---------    ---------    ---------    ---------    ---------
    Total loans managed or
      securitized                    29,334.3        239.9     28,201.4         55.0     25,333.1        169.8
Less:
  Loans securitized:
     Credit card                      1,450.0         47.0      1,450.0         19.4      1,450.0         57.1
     Automobile                       1,002.4         16.4      1,051.4          3.1      1,091.0          7.9
     Home Equity                         75.9          1.5         79.7           .4         26.8           .4
     SBA                                  2.9          2.9         21.0           --         34.6           --
  Loans held for securitization:
     Automobile                            --           --           --           --           .2           --
                                    ---------    ---------    ---------    ---------    ---------    ---------
    LOANS HELD IN PORTFOLIO         $26,803.1    $   172.1    $25,599.3    $    32.1    $22,730.5    $   104.4
                                    =========    =========    =========    =========    =========    =========

                                                               Three Months Ended        Nine Months Ended
                                   As of September 30, 2003    September 30, 2003        September 30, 2003
                                   ------------------------    ------------------        ------------------
                                                Loans Past
                                   Principal   Due 30 Days    Average     Net Credit    Average     Net Credit
(In Millions)                       Balance      or More      Balances      Losses      Balances      Losses
-------------                       -------      -------      --------      ------      --------      ------
Type of loan:
  Credit card                      $ 2,480.4    $    95.0    $ 2,475.9    $    34.8    $ 2,422.4    $    99.2
  Automobile                         4,468.1         65.2      4,506.2         11.1      4,433.8         34.1
  SBA                                   38.0          2.9         38.5           --         32.4           --
                                   ---------    ---------    ---------    ---------    ---------    ---------
    Total loans managed or
      securitized                    6,986.5        163.1      7,020.6         45.9      6,888.6        133.3
Less:
  Loans securitized:

     Credit card                     1,450.0         49.1      1,450.0         19.5      1,450.0         55.7
     Automobile                        568.1          9.2        609.9          2.2        699.0          7.2
     SBA                                38.0          2.9         38.5           --         32.4           --
  Loans held for securitization           --           --           --           --           --           --
                                   ---------    ---------    ---------    ---------    ---------    ---------
    LOANS HELD IN PORTFOLIO        $ 4,930.4    $   101.9    $ 4,922.2    $    24.2    $ 4,707.2    $    70.4
                                   =========    =========    =========    =========    =========    =========

The Corporation's on-balance-sheet credit card receivables are expected to increase following the revolving period of the securitization, which generally approximates 48 months.

Certain cash flows received from the securitization trusts follow:

                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2004                         SEPTEMBER 30, 2004
                                                          ------------------                         ------------------
                                                CREDIT                 HOME                 CREDIT                 HOME
                                                 CARD     AUTOMOBILE  EQUITY      SBA        CARD    AUTOMOBILE   EQUITY      SBA
                                                 ----     ----------  ------      ---        ----    ----------   ------      ---
(In Millions)
Proceeds from new securitizations               $   --      $ --       $ --      $ --      $     --    $811.2      $ --      $  --
Proceeds from collections reinvested in
  previous securitizations                       780.3        --        3.0        --       2,319.5        --       3.0         --
Servicing fees received                            7.3       2.7         .1        --          21.8       8.3        .1         --
Other cash flows received on retained interest    22.2       6.8         .6       2.7          66.9      14.8        .6        3.2
Proceeds from sales of previously
charged-off accounts                                --        --         --        --            --        --                   --
  Purchases of delinquent or foreclosed assets      --        --         --        --            --        --                   --
Repayments of servicing advances                    --        --         --        --            --        --                   --
                                                ======      ====       ====      ====      ========    ======      ====      =====

                                                              Three Months Ended                      Nine Months Ended
                                                              September 30, 2003                      September 30, 2003
                                                              ------------------                      ------------------
                                                     Credit Card      Automobile       SBA   Credit Card      Automobile     SBA
                                                     -----------      ----------       ---   -----------      ----------     ---
(In Millions)
Proceeds from new securitizations                     $     --          $   --        $ --    $      --         $  --       $40.3
Proceeds from collections reinvested in
  previous securitizations                               792.2              --          --      2,310.6            --          --
Servicing fees received                                    7.3             1.5          --         21.8           5.3          --
Other cash flows received on retained interest            21.9             4.0          .3         65.9          13.3          .6
Proceeds from sales of previously charged-off
  accounts                                                  .2              --          --           .9            --          --
Purchases of delinquent or foreclosed assets                --              --          --           --            --          --
Repayments of servicing advances                            --              --          --           --            --          --
                                                      ========          ======        ====    =========         =====       =====

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2004 fair values to immediate 10% and 20% adverse changes in those assumptions follows. Actual credit losses experienced through September 2004 on the pool of automobile loans securitized have been consistent with initial projections. As such, the expected static pool loss assumption would perform consistent with that disclosed in the sensitivity analysis. The sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

                                                                          Variable
                                                                           Annual
                                                         Weighted-         Coupon       Monthly     Expected
                                                          average           Rate       Principal     Annual     Annual
                                               Fair         Life             To        Repayment     Credit    Discount
(Dollars in Millions)                         Value    (in months)(b)   Investors(b)    Rate(b)     Losses(b)  Rate(b)     Yield(b)
---------------------                         -----    --------------   ------------    -------     ---------  -------     --------
CREDIT CARD LOANS
  Interest-only strips(a)
    AS OF SEPTEMBER 30, 2004                   $4.0         3.3            2.06%         17.81%       5.22%     15.00%      10.40%
      Decline in fair value of 10% adverse
        Change                                                            $  .7         $   .3       $ 2.0     $   --      $  4.0
      Decline in fair value of 20% adverse
        Change                                                              1.4             .5         4.0         --         4.0
                                               ====         ===           =====         ======       =====     ======      ======

(a) Represents interest-only strips recognized in connection with the credit card securitization series 2000-1, 2001-1 and 2002-1

(b) Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitization series

                                                             Weighted-        Monthly         Expected
                                                              average        Prepayment      Cumulative      Annual       Weighted-
                                                   Fair         Life           Speed           Credit       Discount      average
(Dollars in Millions)                             Value    (in months)(b)  (% ABS)(b)(c)     Losses(b)(d)    Rate(b)      Coupon(b)
---------------------                             -----    --------------  -------------     ------------    -------      ---------
AUTOMOBILE LOANS
    Interest-only strip(a)
      AS OF SEPTEMBER 30, 2004                     $39.3        16.5            1.50%             1.87%       12.00%        7.37%
        Decline in fair value of 10% adverse
           Change                                                              $ 1.9             $ 3.3       $   .7        $ 8.7
        Decline in fair value of 20% adverse
           Change                                                                3.5               6.5          1.5         17.3
    Servicing asset(a)
      AS OF SEPTEMBER 30, 2004(e)                  $ 9.6        12.3            1.50%             1.87%       11.30%        7.37%
        Decline in fair value of 10% adverse
          Change                                                               $  .6             $  --       $   .1        $  --
        Decline in fair value of 20% adverse
          Change                                                                 1.2                --           .2           .1
                                                   =====        ====           =====             =====       ======        =====

(a) Represents interest-only strips and servicing assets associated with the automobile securitization series 2004-A and 2002-A

(b) Represents weighted-average assumptions and aggregate declines in fair value for all automobile securitization series

(c)   Absolute prepayment speed

(d) The expected static pool loss assumption performed consistent with the expected cumulative credit loss assumptions

(e)   Carrying value of servicing assets at September 30, 2004 was $9.0 million

                                                                         Variable
                                                                          Annual
                                                        Weighted-         Coupon           Monthly
                                                         average           Rate           Principal      Annual
                                               Fair        Life             To            Repayment     Discount
(Dollars in Millions)                         Value   (in months)(b)     Investors(b)  Rate/CPR(b)(c)    Rate(b)    Yield(b)(d)
---------------------                         -----   --------------     ------------  --------------    -------    -----------
HOME EQUITY LOANS
  Interest-only strips(a)
    AS OF SEPTEMBER 30, 2004                   $2.3        15.0            2.11%          4.80/33.00%     6.25%       5.52%
      Decline in fair value of 10% adverse
        Change                                                            $  .3          $        .2     $  --       $  .6
      Decline in fair value of 20% adverse
        Change                                                               .5                   .4        --         1.2

(a) Represents interest-only strips recognized in connection with the home equity securitization series 1998-A,1999-A and 2000-A

(b) Represents weighted-average assumptions and aggregate declines in fair value for all home equity securitization series

(c) Monthly Principal Repayment Rate assumption relates to home equity lines of credit and Cumulative Prepayment Rate (CPR) relates to home equity loans

(d) Yield represents a weighted-average of fixed-rate loans and variable-rate lines of credit

6. LEASES

National City leases commercial equipment and automobiles to customers. The leases are classified as either lease financings or operating leases based on the terms of the lease arrangement. When a lease is classified as a lease financing, the future lease payments, net of unearned income and the estimated residual value of the leased property at the end of the lease term, are recorded as an asset within the loan portfolio. The amortization of the unearned income is recorded as interest income. When a lease is classified as an operating lease, the cost of the leased property, net of depreciation, is recorded as equipment leased to others on the balance sheet. Rental income is recorded in noninterest income while the depreciation on the leased property is recorded in noninterest expense. At the expiration of a lease, the leased property is either sold or another lease agreement is initiated.

LEASE FINANCINGS: Lease financings, included in portfolio loans on the consolidated balance sheet, consist of direct financing and leveraged leases of commercial equipment, primarily manufacturing and mining equipment, commercial trucks and trailers, railroad equipment, and airplanes, along with retail automobile lease financings. Commercial equipment lease financings are included in commercial loans, while automobile lease financings are included in other consumer loans. The Corporation ceased originating retail automobile leases in December 2000, however, additional automobile leases financings were acquired as part of the acquisition of Provident. No new leases have been originated since the acquisition date, and this portfolio will run off over time as the leases expire and the automobiles are sold.

A summary of lease financings by type follows:

                                                                              SEPTEMBER 30      December 31     September 30
(In Thousands)                                                                    2004              2003             2003
--------------                                                                    ----              ----             ----
COMMERCIAL
  Direct financings                                                            $2,340,299        $1,148,494      $1,199,587
  Leveraged leases                                                                340,633           278,772         277,625
                                                                               ----------        ----------      ----------
    TOTAL COMMERCIAL LEASE FINANCINGS                                           2,680,932         1,427,266       1,477,212
CONSUMER
  Retail automobile lease financings                                              570,272           150,864         219,194
                                                                               ----------        ----------      ----------
TOTAL NET INVESTMENT IN LEASE FINANCINGS                                       $3,251,204        $1,578,130      $1,696,406
                                                                               ==========        ==========      ==========

The components of the net investment in lease financings follow:

                                                                             SEPTEMBER 30      December 31     September 30
(In Thousands)                                                                   2004              2003            2003
--------------                                                                   ----              ----            ----
COMMERCIAL
  Lease payments receivable                                                   $2,575,908         $1,237,339      $1,306,325
  Estimated residual value of leased assets                                      551,694            487,007         483,422
                                                                              ----------         ----------      ----------
  Gross investment in commercial lease financings                              3,127,602          1,724,346       1,789,747
  Unearned income                                                               (446,670)          (297,080)       (312,535)
                                                                              ----------         ----------      ----------
TOTAL NET INVESTMENT IN COMMERCIAL LEASE FINANCINGS                           $2,680,932         $1,427,266      $1,477,212
                                                                              ----------         ----------      ----------
CONSUMER
  Lease payments receivable                                                   $  360,812         $   38,820      $   58,226
  Estimated residual value of leased assets                                      279,439            121,630         175,472
                                                                              ----------         ----------      ----------
  Gross investment in consumer lease financings                                  640,251            160,450         233,698
  Unearned income                                                                (69,979)            (9,586)        (14,504)
                                                                              ----------         ----------      ----------
TOTAL NET INVESTMENT IN CONSUMER LEASE FINANCINGS                             $  570,272         $  150,864      $  219,194
                                                                              ==========         ==========      ==========

A rollforward of the residual value component of lease financings follows:

                                                    Three Months Ended               Nine Months Ended
                                                       September 30                     September 30
(In Thousands)                                      2004             2003            2004          2003
--------------                                      ----             ----            ----          ----
COMMERCIAL
  Beginning balance                               $453,340         $502,399        $487,007      $561,438
  Additions                                        120,828           15,064         120,828        26,154
  Acquisition                                       10,213               --          26,803            --
  Runoff                                           (22,869)         (34,041)        (73,126)      (66,315)
  Write-downs                                       (9,818)              --          (9,818)      (37,855)
                                                  --------         --------        --------      --------
ENDING BALANCE                                    $551,694         $483,422        $551,694      $483,422
                                                  --------         --------        --------      --------
CONSUMER
  Beginning balance                               $ 54,828         $262,889        $121,630      $446,872
  Additions                                             --               --              --            --
  Acquisition                                      250,372               --         250,372            --
  Runoff                                           (28,864)         (96,991)        (96,998)     (255,719)
  Recoveries (write-downs)                           3,103            9,574           4,435       (15,681)
                                                  --------         --------        --------      --------
ENDING BALANCE                                    $279,439         $175,472        $279,439      $175,472
                                                  ========         ========        ========      ========

EQUIPMENT LEASED TO OTHERS: Equipment leased to others represents equipment owned by National City that is leased to customers under operating leases. Commercial equipment includes transportation, manufacturing, data processing, medical, and office equipment leased to commercial customers while consumer equipment consists of automobiles leased to retail customers. The majority of the balance of consumer leased equipment at September 30, 2004, was acquired through the acquisition of Provident. As discussed above with regard to lease financings, National City ceased originating retail automobile leases in 2000 and plans to let the acquired automobile portfolio run off over time. The totals below also include the carrying value of any equipment previously leased to customers under either operating or financing leases that are in the process of being either re-leased or sold.

A summary of the net carrying value of equipment leased to others by type follows:

                                                                                SEPTEMBER 30      December 31    September 30
(In Thousands)                                                                     2004               2003            2003
--------------                                                                     ----               ----            ----
COMMERCIAL
  Cost                                                                           $  342,021         $101,460       $ 113,857
  Accumulated depreciation                                                          (68,143)         (61,154)        (66,962)
                                                                                 ----------         --------       ---------
    NET CARRYING VALUE OF COMMERCIAL LEASED EQUIPMENT                               273,878           40,306          46,895
CONSUMER
  Cost                                                                              938,226            8,686          12,450
  Accumulated depreciation                                                          (46,423)               -               -
                                                                                 ----------         --------       ---------
    NET CARRYING VALUE OF CONSUMER LEASED EQUIPMENT                                 891,803            8,686          12,450
                                                                                 ----------         --------       ---------
TOTAL NET CARRYING VALUE OF EQUIPMENT LEASED TO OTHERS                           $1,165,681         $ 48,992       $  59,345
                                                                                 ==========         ========       =========

7. LOANS AND ALLOWANCE FOR LOAN LOSSES

Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, and deferred loan fees and costs of $321 million, $209 million, and $242 million at September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

                                                           Three Months Ended                Nine Months Ended
                                                               September 30                     September 30
                                                               ------------                     ------------
(In Thousands)                                           2004                2003            2004            2003
--------------                                           ----                ----            ----            ----
BALANCE AT BEGINNING OF PERIOD                        $1,144,619          $1,147,098      $1,125,329      $1,098,588
Provision                                                 98,432             107,047         241,727         490,427
Allowance related to loans acquired                      159,208                  --         180,100              --
Charge-offs:
  Commercial                                              62,427              43,152         109,942         246,688
  Commercial construction                                  2,334                 950           2,335           2,197
  Real estate - commercial                                 6,081               9,411          15,360          17,752
  Real estate - residential                               29,541              48,024          91,774         120,221
  Home equity lines of credit                              6,388               6,191          19,319          17,715
  Credit cards and other unsecured lines of credit        25,134              24,281          83,594          71,127
  Other consumer                                          24,770              27,177          76,239          91,991
                                                      ----------          ----------      ----------      ----------
     Total charge-offs                                   156,675             159,186         398,563         567,691
Recoveries:
  Commercial                                              22,427               9,584          59,563          31,209
  Commercial construction                                     50                 190             501             288
  Real estate - commercial                                 3,515                 799          10,108           1,663
  Real estate - residential                               17,978              10,741          41,638          26,933
  Home equity lines of credit                              2,592               1,624           7,454           4,836
  Credit cards and other unsecured lines of credit         2,134               1,678           5,887           5,723
  Other consumer                                          10,106              10,058          30,642          37,657
                                                      ----------          ----------      ----------      ----------
     Total recoveries                                     58,802              34,674         155,793         108,309
Net charge-offs                                           97,873             124,512         242,770         459,382
                                                      ----------          ----------      ----------      ----------
BALANCE AT END OF PERIOD                              $1,304,386          $1,129,633      $1,304,386      $1,129,633
                                                      ==========          ==========      ==========      ==========

The allowance related to loans acquired during the third quarter of 2004 represents the allowance recognized in connection with the acquisition of Provident. The allowance related to loans acquired during nine months ended September 30, 2004 represents the allowance recognized in connection with the acquisitions of Allegiant and Provident.

Nonperforming loans totaled $502 million, $550 million, and $629 million as of September 30, 2004, December 31, 2003, and September 30, 2003, respectively. For loans classified as nonperforming at September 30, 2004, the contractual interest due and actual interest recognized on those loans for the first nine months of 2004 was $40 million and $8 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $256 million, $263 million, and $343 million at September 30, 2004, December 31, 2003, and September 30, 2003, respectively. Average impaired loans for the first nine months of 2004 and 2003 totaled $223 million and $387 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of September 30, 2004, December 31, 2003, and September 30, 2003 was $39 million, $22 million, and $50 million, respectively. At September 30, 2004, December 31, 2003, and September 30, 2003, impaired loans with an associated allowance totaled $130 million, $75 million, and $185 million, respectively, while impaired loans with no associated allowance totaled $126 million, $188 million, and $158 million, respectively, for these same period ends. There was no interest recognized during the first nine months of 2004 and 2003 on impaired loans while they were considered impaired.

8. SECURITIES

Securities available for sale follow:

                                                               AMORTIZED           UNREALIZED         UNREALIZED           FAIR
(In Thousands)                                                    COST                GAINS             LOSSES             VALUE
--------------                                                    ----                -----             ------             -----
SEPTEMBER 30, 2004

U.S. Treasury and Federal agency debentures                   $    535,851          $  37,278         $      716         $  572,413
Mortgage-backed securities                                       6,749,262            124,630             13,873          6,860,019
Asset-backed and corporate debt securities                         673,967              8,648                761            681,854
States and political subdivisions                                  646,603             39,996                 10            686,589
Other                                                              940,945             17,814                593            958,166
                                                              ------------          ---------         ----------         ----------
TOTAL SECURITIES                                              $  9,546,628          $ 228,366         $   15,953         $9,759,041
                                                              ------------          ---------         ----------         ----------

December 31, 2003

U.S. Treasury and Federal agency debentures                   $    636,800          $  44,316         $       11         $  681,105
Mortgage-backed securities                                       3,927,888            109,059              9,762          4,027,185
Asset-backed and corporate debt securities                         930,894              5,919              2,140            934,673
States and political subdivisions                                  672,063             49,685                 14            721,734
Other                                                              494,405              6,515                  1            500,919
                                                              ------------          ---------         ----------         ----------
TOTAL SECURITIES                                              $  6,662,050          $ 215,494         $   11,928         $6,865,616
                                                              ------------          ---------         ----------         ----------

September 30, 2003

U.S. Treasury and Federal agency debentures                   $    664,760          $  52,713         $        2         $  717,471
Mortgage-backed securities                                       3,583,170            124,042              5,379          3,701,833
Asset-backed and corporate debt securities                       1,059,912              6,507              2,810          1,063,609
States and political subdivisions                                  674,530             53,260              2,490            725,300
Other                                                              537,312             11,800              2,207            546,905
                                                              ------------          ---------         ----------         ----------
TOTAL SECURITIES                                              $  6,519,684          $ 248,322         $   12,888         $6,755,118
                                                              ============          =========         ==========         ==========

The other category includes Federal Reserve Bank and Federal Home Loan Bank stock, certain retained interests in securitizations, and the Corporation's internally-managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had an amortized cost and fair value of $187 million and $200 million, respectively, at September 30, 2004, compared to an amortized cost and fair value of $7 million and $8 million, respectively, at December 31, 2003, and an amortized cost and fair value of $33 million and $39 million, respectively, at September 30, 2003.

The following table presents the age of gross unrealized losses and fair value by investment category.

                                                                            SEPTEMBER 30, 2004
                                        ------------------------------------------------------------------------------------
                                            LESS THAN 12 MONTHS              12 MONTHS OR MORE              TOTAL
                                           FAIR             UNREALIZED       FAIR       UNREALIZED     FAIR       UNREALIZED
(In Thousands)                             VALUE              LOSSES         VALUE        LOSSES       VALUE        LOSSES
--------------                             -----              ------         -----        ------       -----        ------
U.S. Treasury and Federal agency
 debentures                             $   135,882           $  716       $     --      $   --     $   135.882    $   716
Mortgage-backed securities                1,077,988            7,762        355,511       6,111       1,433,499     13,873
Asset-backed securities                      30,205              100        143,291         661         173,496        761
States and political subdivisions             6,853                8            192           2           7,045         10
Other                                        32,917              591              6           2          32,923        593
                                        -----------           ------       --------      ------     -----------    -------
Total                                   $ 1,283,845           $9,177       $499,000      $6,776     $ 1,782,845    $15,953
                                        ===========           ======       ========      ======     ===========    =======

Management does not believe any individual unrealized loss as of September 30, 2004, represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA and FHLMC. These unrealized losses are primarily attributable to changes in interest rates and individually were 3% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

At September 30, 2004, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, and derivative instruments totaled $6.7 billion.

At September 30, 2004, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders' equity.

For the nine months ended September 30, 2004 and 2003, gross securities gains of $14 million and $41 million, respectively, were recognized. For the nine months ended September 30, 2004 and 2003, gross securities losses of $6 million and $4 million were recognized, respectively.

9. PRINCIPAL INVESTMENTS

The principal investment portfolio is managed within the Wholesale Banking line of business. The direct portfolio primarily consists of investments in the consumer, retail, manufacturing, automotive, commercial services, and building products industries with the largest industry constituting approximately 28% of the total portfolio. The indirect portfolio consists of investments in private equity funds managed by third parties. Each fund is diversified according to the terms of the fund's agreement and the general partner's direction. A rollforward of principal investments follows:

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30                          September 30
                                                                ------------                          ------------
(In Thousands)                                             2004               2003               2004               2003
--------------                                             ----               ----               ----               ----
DIRECT INVESTMENTS:
  Carrying value at beginning of period                  $322,909           $324,840           $300,077           $317,089
  Acquisitions(a)                                           1,847                 --              1,847                 --
  Investments -- new fundings                              34,468             12,994             97,730             57,157
  Reclassifications                                            --                 --                 --            (12,415)
  Returns of capital and write-offs                       (15,356)           (27,252)           (56,427)           (36,921)
  Fair value adjustments                                      545             (2,972)             1,186            (17,300)
                                                         --------           --------           --------           --------
  Carrying value at end of period                        $344,413           $307,610           $344,413           $307,610
                                                         --------           --------           --------           --------
INDIRECT INVESTMENTS:
  Carrying value at beginning of period                  $313,657           $284,084           $294,939           $254,899
  Acquisitions(a)                                          27,436                 --             27,436                 --
  Investments -- new fundings                              22,794             13,420             63,646             38,412
  Reclassifications                                            --                 --                 --             12,415
  Returns of capital and write-offs                       (12,888)            (8,187)           (32,564)           (16,568)
  Fair value adjustments                                       76             (2,973)            (2,382)            (2,814)
                                                         --------           --------           --------           --------
  Carrying value at end of period                        $351,075           $286,344           $351,075           $286,344
                                                         --------           --------           --------           --------
TOTAL PRINCIPAL INVESTMENTS:
  Carrying value at beginning of period                  $636,566           $608,924           $595,016           $571,988
  Acquisitions(a)                                          29,283                 --             29,283                 --
  Investments -- new fundings                              57,262             26,414            161,376             95,569
  Reclassifications                                            --                 --                 --                 --
  Returns of capital and write-offs                       (28,244)           (35,439)           (88,991)           (53,489)
  Fair value adjustments                                      621             (5,945)            (1,196)           (20,114)
                                                         --------           --------           --------           --------
  CARRYING VALUE AT END OF PERIOD                        $695,488           $593,954           $695,488           $593,954
                                                         ========           ========           ========           ========

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30                          September 30
                                                                ------------                          ------------
(In Thousands)                                            2004               2003               2004               2003
--------------                                            ----               ----               ----               ----
PRINCIPAL INVESTMENT REVENUE (b)                       $    7,586         $    7,139          $  25,618          $  22,674
                                                       ----------         ----------          ---------          ---------
NET PRINCIPAL INVESTMENT GAINS (LOSSES) (c)                18,979             16,860             59,381              6,936
                                                       ==========         ==========          =========          =========

(a)   Represents principal investments acquired with Provident

(b)   Consists primarily of interest, dividends, and fee income

(c) Consists of fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs

Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 19.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill at September 30, 2004 was $3.3 billion, and $1.1 billion at December 31, 2003 and September 30, 2003. A rollforward of goodwill by line of business as of September 30, 2004 follows:

                                                            JANUARY 1        GOODWILL             IMPAIRMENT   SEPTEMBER 30
(In Thousands)                                                2004           ACQUIRED               LOSSES         2004
--------------                                                ----           --------               ------         ----
Consumer and Small Business Financial Services             $  513,281        $  447,602               --       $   960,883
Wholesale Banking                                              86,729         1,462,396               --         1,549,125
National City Mortgage Co.                                     55,785             2,276               --            58,061
National Consumer Finance                                     206,032           252,336               --           458,368
Asset Management                                              126,207            40,550               --           166,757
National Processing                                           115,306                --               --           115,306
Parent and Other                                                   --                --               --                --
                                                           ----------        ----------             ------      ----------
TOTAL                                                      $1,103,340        $2,205,160               --        $3,308,500
                                                           ==========        ==========             ======      ==========


The goodwill acquired in 2004 above relates mainly to the acquisitions of Allegiant and Provident. Refer to Note 3 for further discussion.

The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, merchant portfolios, operating lease, and other intangibles. Merchant portfolio intangibles relate to merchant card customer portfolios acquired by National Processing. A summary of core deposit, credit card, and merchant portfolios, and other intangible assets follows:

                                                                             SEPTEMBER 30     December 31      September 30
(In Thousands)                                                                   2004            2003              2003
--------------                                                                   ----            ----              ----
CORE DEPOSIT INTANGIBLES
  Gross carrying amount                                                        $258,918       $ 93,328          $ 93,328
  Less: accumulated amortization                                                 97,656         78,162            74,913
                                                                               --------       --------          --------
  NET CARRYING AMOUNT                                                           161,262         15,166            18,415
                                                                               --------       --------          --------
CREDIT CARD INTANGIBLES
  Gross carrying amount                                                          17,323         17,323            17,323
  Less: accumulated amortization                                                 15,158         14,321            14,024
                                                                               --------       --------          --------
  NET CARRYING AMOUNT                                                             2,165          3,002             3,299
                                                                               --------       --------          --------
MERCHANT PORTFOLIOS
  Gross carrying amount                                                          73,499         73,499            73,499
  Less: accumulated amortization                                                 37,778         30,187            27,656
                                                                               --------       --------          --------
  NET CARRYING AMOUNT                                                            35,721         43,312            45,843
                                                                               --------       --------          --------
OPERATING LEASE
  Gross carrying amount                                                          47,205             --                --
  Less: accumulated amortization                                                 10,857             --                --
                                                                               --------       --------          --------
  NET CARRYING AMOUNT                                                            36,348             --                --
                                                                               --------       --------          --------
OTHER INTANGIBLES
  Gross carrying amount                                                          22,133          1,237             1,237
  Less: accumulated amortization                                                  3,829            242               163
                                                                               --------       --------          --------
  NET CARRYING AMOUNT                                                            18,304            995             1,074
                                                                               --------       --------          --------
TOTAL FINITE-LIVED INTANGIBLES
  Gross carrying amount                                                         419,078        185,387           185,387
  Less: accumulated amortization                                                165,278        122,912           116,756
                                                                               --------       --------          --------
  NET CARRYING AMOUNT                                                          $253,800       $ 62,475          $ 68,631
                                                                               ========       ========          ========

Core deposit intangibles and other intangibles in the form of noncompete agreements of $32 million and $3 million, respectively, were recognized as part of the acquisition of Allegiant. Core deposit intangibles, operating lease intangibles, and other intangibles consisting primarily of customer contracts and noncompete agreements, of $133 million, $47 million, and $18 million, respectively, were recognized as part of the acquisition of Provident.

Amortization expense on finite-lived intangible assets totaled $28 million and $6 million for the three months ended September 30, 2004 and 2003, respectively. Amortization expense on finite-lived intangible assets totaled $41 million and $17 million for the nine months ended September 30, 2004 and 2003, respectively. Amortization expense on finite-lived intangible assets is expected to total $63 million, $32 million, $24 million, $21 million, and $17 million for the calendar years 2005, 2006, 2007, 2008, and 2009, respectively. These amounts exclude amortization associated with intangibles from National Processing Inc. and are exclusive of any changes in amortization associated with pending acquisitions or other dispositions.

11. SERVICING ASSETS

MORTGAGE SERVICING RIGHT (MSR) ASSETS: MSRs recognized on conforming residential real estate loans sold servicing retained are capitalized by the Corporation's National City Mortgage Co. (NCMC) subsidiary. MSRs associated with nonconforming residential real estate loans were acquired as part of the acquisition of Provident, and are expected to be sold during the fourth quarter of 2004 as part of the Provident PCFS sale. Refer to Note 3 for further discussion.

Changes in the carrying value of MSRs and the associated valuation allowance follow:

                                             THREE MONTHS ENDED SEPTEMBER 30, 2004     NINE MONTHS ENDED SEPTEMBER 30, 2004
                                             -------------------------------------     ------------------------------------
                                            CONFORMING   NONCONFORMING                CONFORMING    NONCONFORMING
(In Thousands)                               MORTGAGES     MORTGAGES        TOTAL      MORTGAGES       MORTGAGES     TOTAL
--------------                               ---------     ---------        -----      ---------       ---------     -----
MORTGAGE SERVICING ASSETS
 Balance at beginning of period             $ 2,004,488    $     --    $ 2,004,488    $ 1,300,612     $    --     $ 1,300,612
 Acquisition                                         --      45,000         45,000             --       45,000         45,000
 Additions                                      130,129          --        130,129        489,561           --        489,561
 Amortization                                  (124,754)    (10,391)      (135,145)      (364,784)     (10,391)      (375,175)
 SFAS 133 hedge basis adjustments              (543,716)         --       (543,716)        45,674           --         45,674
 Application of valuation allowance to
 directly write-down servicing assets                --          --             --             --           --             --
 Sales                                           (1,055)         --         (1,055)        (5,971)          --         (5,971)
                                            -----------    --------    -----------    -----------     --------    -----------
CARRYING VALUE BEFORE VALUATION ALLOWANCE
  AT END OF PERIOD                            1,465,092      34,609      1,499,701      1,465,092       34,609      1,499,701
                                            -----------    --------    -----------    -----------     --------    -----------
VALUATION ALLOWANCE
 Balance at beginning of period                 (78,437)         --        (78,437)        (2,195)          --         (2,195)
 Impairment charges                              (5,152)         --         (5,152)       (81,394)          --        (81,394)
 Application of valuation allowance to
 directly write-down servicing assets                --          --             --             --           --             --
                                            -----------    --------    -----------    -----------     --------    -----------
BALANCE AT END OF PERIOD                        (83,589)         --        (83,589)       (83,589)          --        (83,589)
                                            -----------    --------    -----------    -----------     --------    -----------
NET CARRYING VALUE OF MSRS AT END OF
PERIOD                                      $ 1,381,503    $ 34,609    $ 1,416,112    $ 1,381,503     $ 34,609    $ 1,416,112
                                            ===========    ========    ===========    ===========     ========    ===========
UNPAID PRINCIPAL BALANCE OF LOANS
  SERVICED FOR OTHERS (IN MILLIONS)         $   150,329    $  8,036    $   158,365
                                            ===========    ========    ===========    ===========     ========    ===========

                                                                Three Months                  Nine Months
                                                            Ended September 30, 2003     Ended September 30, 2003
                                                            ------------------------     ------------------------
                                                                Conforming                     Conforming
(In Thousands)                                                   Mortgages                     Mortgages
--------------                                                   ---------                     ---------
MORTGAGE SERVICING ASSETS
 Balance at beginning of period                                 $   955,685                   $   949,539
 Additions                                                          439,337                       964,693
 Amortization                                                      (190,209)                     (440,656)
 SFAS 133 hedge basis adjustments                                   (49,975)                     (173,743)
 Application of valuation allowance to directly write-down
 servicing assets                                                        --                      (137,874)
 Sales                                                               (2,550)                       (9,671)
                                                                -----------                   -----------
CARRYING VALUE BEFORE VALUATION ALLOWANCE AT END OF PERIOD        1,152,288                     1,152,288
                                                                -----------                   -----------
VALUATION ALLOWANCE
 Balance at beginning of period                                    (222,265)                     (334,346)
 Impairment recoveries                                              206,964                       181,171
 Application of valuation allowance to directly write-down
 servicing assets                                                        --                       137,874
                                                                -----------                   -----------
BALANCE AT END OF PERIOD                                            (15,301)                      (15,301)
                                                                -----------                   -----------
NET CARRYING VALUE OF MSRS AT END OF PERIOD                     $ 1,136,987                   $ 1,136,987
                                                                ===========                   ===========
UNPAID PRINCIPAL BALANCE OF LOANS SERVICED FOR OTHERS (IN
 MILLIONS)                                                      $   129,127
                                                                ===========

MSRs are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the MSR, including hedge accounting adjustments, exceeds the fair value and is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR and the valuation allowance, precluding subsequent recoveries. There were no other-than-temporary writedowns recognized during the first nine months of 2004. During the second quarter of 2003, management determined that $138 million of previously established valuation allowance was not recoverable and reduced both the asset and the valuation allowance.

The fair value of conforming MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. At September 30, 2004, the fair value of MSRs exceeded the carrying value reported in the consolidated balance sheet by $13 million. This difference represents increases in the fair value of certain MSRs accounted for under SFAS 140 that could not be recorded above their cost basis, net of accumulated amortization and SFAS 133 adjustments.

The Corporation has entered into an agreement to sell its nonconforming MSRs. Accordingly, the fair value of these MSRs was estimated based upon the anticipated sales proceeds rather than estimated future net servicing cash flows.

The key economic assumptions used to estimate the value of the conforming MSRs at September 30, 2004, December 31, 2003, and September 30, 2003 are presented in the table that follows. A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of September 30, 2004 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

                                                           SEPTEMBER 30        December 31     September 30
(Dollars in Millions)                                          2004               2003             2003
---------------------                                          ----               ----             ----
Fair value                                                  $ 1,394.2           $1,443.6         $1,139.5
Weighted-average life (in years)                                  3.5                3.8              3.1
Weighted-average constant prepayment rate (CPR)                 25.07%             24.24%           29.19%
Weighted-average discount rate                                    9.5               9.56             9.49
Prepayment rate:
  Decline in fair value from 10% adverse change             $    83.1
  Decline in fair value from 20% adverse change                 158.0
Discount rate:
  Decline in fair value from 10% adverse change                  37.3
  Decline in fair value from 20% adverse change                  72.5
                                                            =========

The key economic assumptions used in determining the fair value of conforming MSRs capitalized during the nine-month periods ended September 30, were as follows:

                                                                    2004                       2003
                                                                    ----                       ----
Weighted-average CPR                                               21.44%                     28.47%
Weighted-average life (in years)                                     4.5                        4.2
Weighted-average discount rate                                      9.73%                      9.44%
                                                                    ====                       ====

Risk associated with declines in the estimated fair value due to increases in mortgage loan prepayments is managed using derivative instruments that are expected to increase in value when interest rates decline. The Corporation typically strives to include the derivative instruments it uses to protect the value of the conforming MSRs in SFAS 133 hedge relationships in order to record gains and losses on both the assets and the associated derivative instruments simultaneously in the income statement. MSRs not included in the SFAS 133 relationships may not be written up above their initial carrying value, adjusted for amortization, limiting the amount of gains that might otherwise be recognized to offset losses on the derivative instruments, which are always carried at fair value. Notes 1 and 22 provide further discussion on how derivative instruments are accounted for, the nature of the derivative instruments used by the Corporation, the risks associated with the use of derivative instruments, and ineffective hedge and other gains and losses generated by derivative instruments during the current and prior year.

OTHER SERVICING RIGHTS: The Corporation also recognizes servicing assets on commercial real estate loans sold servicing retained through its subsidiaries Red Capital Mortgage and Capstone Realty. These subsidiaries and their commercial real estate servicing right assets were acquired as part of the Provident acquisition. Commercial real estate servicing right assets are recorded in other assets on the consolidated balance sheet and had a carrying value of $125 million at September 30, 2004. Total commercial real estate loans serviced for others were $11.0 billion at September 30, 2004.

12. BORROWED FUNDS

Detail of borrowed funds follows:

                                                  SEPTEMBER 30          December 31         September 30
(In Thousands)                                       2004                 2003                 2003
--------------                                       ----                 ----                 ----
U.S. Treasury notes                               $6,373,640            $5,654,745           $  847,252
Senior bank notes                                    100,000                    --                   --
Commercial paper and other                         1,153,700               960,715              625,494
                                                  ----------            ----------           ----------
TOTAL BORROWED FUNDS                              $7,627,340            $6,615,460           $1,472,746
                                                  ==========            ==========           ==========
WEIGHTED-AVERAGE RATE                                   1.50%                  .78%                 .78%
                                                  ==========            ==========           ==========

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At September 30, 2004, $6.3 billon of notes were callable on demand by the U.S. Treasury and $65 million of the notes were term notes with a stated maturity of less than one month. At December 31, 2003 and September 30, 2003, all U.S. Treasury notes were callable on demand by the U.S. Treasury.

The senior bank notes are issued by National City's bank subsidiaries and have maturities of seven months or less.

Commercial paper is issued by the Corporation's subsidiary, National City Credit Corporation, and is due in seven months or less.

The commercial paper and other category at September 30, 2004 and December 31, 2003 included liabilities totaling $214 million and $240 million, respectively, related to mortgage loans available for repurchase under GNMA optional repurchase programs. See further discussion in Note 1.

13. LONG-TERM DEBT

The composition of long-term debt follows. This note excludes the discussion and amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 14 for further discussion on these obligations.

                                                     SEPTEMBER 30         December 31          September 30
(In Thousands)                                           2004                 2003                 2003
--------------                                           ----                 ----                 ----
3.20% senior notes due 2008                          $   296,385        $    295,590           $    297,909
3.125% senior notes due 2009                             194,949                  --                     --
8.375% senior notes due 2032                              74,545                  --                     --
6.625% subordinated notes due 2004                            --             249,978                249,946
8.50% subordinated notes due 2004                             --             149,989                149,958
7.75% subordinated notes due 2004                             --             199,850                199,786
7.20% subordinated notes due 2005                        252,859             256,912                258,333
5.75% subordinated notes due 2009                        324,348             326,933                331,328
6.875% subordinated notes due 2019                       803,807             785,646                796,445
Other                                                        880               1,760                  1,760
                                                     -----------        ------------           ------------
TOTAL HOLDING COMPANY                                  1,947,773           2,266,658              2,285,465
Senior bank notes                                     17,987,170          15,266,153             18,732,265
7.25% subordinated notes due 2010                        261,867             263,790                267,804
6.30% subordinated notes due 2011                        224,914             224,940                228,089
7.25% subordinated notes due 2011                        198,609             198,461                198,411
6.25% subordinated notes due 2011                        334,187             333,766                338,353
6.20% subordinated notes due 2011                        541,970             537,793                544,927
4.63% subordinated notes due 2013                        299,298             299,237                299,216
4.25% subordinated notes due 2018                        229,762             221,969                224,454
Federal Home Loan Bank advances                        4,964,756           3,867,957              3,999,601
Secured debt financings                                  893,022                  --                     --
                                                     -----------        ------------           ------------
TOTAL BANK SUBSIDIARIES                               25,935,555          21,214,066             24,833,120
                                                     -----------        ------------           ------------
TOTAL LONG-TERM DEBT                                 $27,883,328        $ 23,480,724           $ 27,118,585
                                                     ===========        ============           ============

The amounts above represent the par value of the debt adjusted for any unamortized discount, other basis adjustments related to hedging the debt with derivative instruments, or fair value adjustments recognized in connection with debt acquired through acquisitions. The Corporation uses derivative instruments, primarily interest rate swaps and caps, to manage interest rate risk on its long-term debt. Interest rate swaps are used to hedge the fair value of certain fixed-rate debt by converting the debt to variable rate and are also used to hedge the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Interest rate caps are used to hedge cash flow variability by capping the interest payments associated with variable-rate debt issuances. Interest rate swaps and caps are based on the one- or three-month London Interbank Offering Rate (LIBOR) rate, the Federal Funds rate, or the Prime rate. Further discussion on derivative instruments is included in Notes 1 and 22.

The subordinated notes of the holding company and bank subsidiaries qualify for Tier 2 capital under the regulatory capital requirements of the federal banking agencies. Further discussion on regulatory capital requirements is included in
Note 15.

A summary of par values and weighted-average rates of long-term debt as of September 30, 2004 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk and amortization of fair value adjustments associated with acquired debt and derivative instruments used to manage interest rate risk.

                                                               Weighted-Average          Weighted-Average
(Dollars in Thousands)                    Par Value            Contractual Rate           Effective Rate
----------------------                    ---------            ----------------           --------------
Senior bank notes                        $17,940,319                 2.13%                     1.99%
Subordinated notes                         3,225,000                 6.23                      2.89
Senior notes                                 575,000                 3.85                      2.05
FHLB advances                              4,889,301                 2.38                      2.66
Secured debt financings                      864,000                 5.69                      5.67
Other                                            880                12.95                     12.95
                                         -----------                -----                     -----
Total long-term debt                     $27,494,500                 2.80%                     2.15%
                                         ===========                =====                     =====

Senior bank notes are issued by National City's bank subsidiaries. For the first nine months of 2004, senior bank notes with a par value of $11.4 billion were issued by the bank subsidiaries. At September 30, 2004, senior bank notes totaling $2.2 billion were contractually based on a fixed rate of interest and $15.7 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2004 to 2078.

All subordinated notes of the bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The 8.375% senior note of the holding company was acquired as part of the Provident acquisition, is fixed-rate, pays interest quarterly, and is callable on July 15, 2007. All remaining senior notes and subordinated notes of the holding company were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. During the first nine months of 2004, the holding company issued senior notes with a par value of $200 million.

At September 30, 2004, FHLB advances contractually consisted of $909 million of fixed-rate obligations and $4.0 billion of variable-rate obligations. FHLB advances are collateralized by qualifying residential real estate loans and have maturities ranging from 2004 to 2023.

Secured debt financings were acquired as part of the acquisition of Provident. The obligations acquired arose from auto lease, home equity, and equipment lease securitization transactions that were structured as secured financings. In July 2004, the Corporation reacquired the securities associated with the obligations secured by the home equity loans for approximately $1.0 billion, and this obligation was subsequently extinguished in October 2004. The obligations outstanding at September 30, 2004 relate to the secured debt financings collateralized by auto and equipment leases, have fixed rates, pay interest monthly, and can be redeemed prior to maturity. In connection with these transactions, the Corporation has pledged $1.1 billion in auto leases, $158 million in cash, and $12 million in equipment leases at September 30, 2004. Secured debt financings have contractual maturities ranging from 2004 to 2008. During October 2004, the Corporation exercised an early call option on the obligations secured by the equipment leases totaling $19 million and also exercised an early call option on one obligation secured by auto leases totaling $41 million.

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

As of September 30, 2004, National City sponsored six trusts, First of America Capital Trust I, Fort Wayne Capital Trust I, Allegiant Capital Trust II, Provident Capital Trust I, Provident Capital Trust III, and Provident Capital Trust IV, of which 100% of the common equity is owned by the Corporation. The Allegiant and Provident capital trusts were acquired as part of the acquisitions of Allegiant Bancorp, Inc. and Provident Financial Group, Inc., respectively. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.

Distributions on the capital securities issued by First of America Capital Trust I, Fort Wayne Capital Trust I, and Provident Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Allegiant Capital Trust II, Provident Capital Trust III, and Provident Capital Trust IV are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are first redeemable, in whole or in part, by the Corporation as follows:

                                                                                     FIRST
                                                                                   CALL DATE
                                                                                   ---------
Provident Capital Trust III                                                   December 31, 2005
Provident Capital Trust IV                                                       March 30, 2006
Allegiant Capital Trust II                                                   September 30, 2006
Provident Capital Trust I                                                      December 1, 2006
First of America Capital Trust I                                               January 31, 2007
Fort Wayne Capital Trust I                                                       April 15, 2007

On September 21, 2004 and September 30, 2004, respectively, the Corporation redeemed the capital securities of two other trusts, Allegiant Capital Trust I and Provident Capital Trust II, which had also been acquired as part of the Allegiant and Provident acquisitions.

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

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follows. These amounts represent the par value of the obligations owed to the subsidiary trusts, including the Corporation's ownership interest in the trusts, plus basis adjustments related to hedging the obligations with derivative instruments and fair value adjustments recognized at the acquisition date for the Allegiant and Provident obligations.

                                                                                SEPTEMBER 30      December 31      September 30
(In Thousands)                                                                      2004              2003             2003
--------------                                                                      ----              ----             ----
8.12% junior subordinated debentures owed to First of America
 Capital Trust I due January 31, 2027                                             $154,640         $154,640          $154,640
9.85% junior subordinated debentures owed to Fort Wayne
 Capital Trust I due April 15, 2027                                                 30,928           30,928            30,928
9.00% junior subordinated debentures owed to Allegiant
 Capital Trust II due September 30, 2031                                            45,100               --                --
8.60% junior subordinated debentures owed to Provident Capital
 Trust I due December 1, 2026                                                      117,670               --                --
10.25% junior subordinated debentures owed to Provident Capital
 Trust III due December 31, 2030                                                   127,464               --                --
9.45% junior subordinated debentures owed to Provident Capital
 Trust IV due March 30, 2031                                                       133,469               --                --
TOTAL JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED
                                                                                  --------         --------          --------
  SUBSIDIARY TRUSTS                                                               $609,271         $185,568          $185,568
                                                                                  ========         ========          ========

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

Regulatory and other capital measures follow:

                                                     SEPTEMBER 30                   December 31                  September 30
                                                         2004                          2003                          2003
                                                         ----                          ----                          ----
(Dollars in Thousands)                            AMOUNT         RATIO         Amount          Ratio           Amount       Ratio
----------------------                            ------         -----         ------          -----           ------       -----
Total equity/assets                             $12,492,474      9.16%       $ 9,328,671        8.19%       $ 9,067,844      7.50%
Total common equity/assets                       12,492,474      9.16          9,328,671        8.19          9,067,844      7.50
Tangible common equity/tangible assets            8,930,174      6.72          8,162,856        7.24          7,895,942      6.59
Tier 1 capital                                    9,541,848      8.23          8,420,382        8.79          8,052,390      8.11
Total risk-based capital                         13,757,844     11.86         12,561,061       13.12         12,198,992     12.29
Leverage                                          9,541,848      7.35          8,420,382        7.43          8,052,390      6.58

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

National City Corporation's Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was September 15, 2004, each of the Corporation's subsidiary banks were considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank's capital category. As of December 31, 2003 and September 30, 2003, each of the subsidiary banks were also categorized as well-capitalized.

As discussed in Note 14, the capital securities held by the First of America, Fort Wayne, Allegiant, and Provident subsidiary trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. On May 6, 2004, the Federal Reserve issued proposed rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. This proposal would have no impact on the Corporation's Tier 1 capital.

The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $202 million at September 30, 2004.

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

Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. At September 30, 2004, the subsidiary banks may pay dividends of $1.2 billion, plus an additional amount equal to their net profits for the remainder of 2004, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

16. STOCKHOLDERS' EQUITY

A summary of outstanding shares of preferred and common stock follows:

                                                    SEPTEMBER 30       December 31      September 30
                                                        2004              2003             2003
                                                        ----              ----             ----
Preferred Stock, no par value,
  authorized 5,000,000 shares                            70,272                 --               --
Common Stock, $4 par value,
  authorized 1,400,000,000 shares                   658,272,817        605,996,120      609,136,762
                                                    ===========        ===========      ===========

In connection with the acquisition of Provident on July 1, 2004, 70,272 shares of National City Series D convertible non-voting preferred stock were issued. Each share of Series D preferred stock is convertible at any time by the holder into 15.96 shares of National City common stock. The conversion rate is subject to adjustment in the event the Corporation takes certain actions such as paying a dividend in stock, splitting its common stock, or combining its common stock into a smaller number of shares. Common shares deliverable upon conversion of the preferred stock have been reserved for future issuance. The Corporation has no right to redeem the preferred stock. Dividends are paid on the preferred stock when dividends are paid on common stock at the dividend rate per common share multiplied by the preferred stock conversion ratio. The Series D preferred stock shall be preferred over the Corporation's common stock in the event of liquidation or dissolution of the Corporation. In such event, the preferred holders will be entitled to receive $100 per share plus accrued and unpaid dividends.

STOCK REPURCHASES: In February 2004, the Corporation's Board of Directors authorized the repurchase of up to 50 million shares of National City common stock, subject to an aggregate purchase limit of $2.0 billion. This new authorization replaced all prior share repurchase authorizations. During the first nine months of 2004 and 2003, the Corporation repurchased 27.2 million and
6.7 million shares of its common stock, respectively. As of September 30, 2004,
25.0 million shares remain authorized for repurchase.

PREFERRED SECURITIES OF SUBSIDIARIES: As part of the acquisition of Provident, PFGI Capital Corporation (PFGI Capital) became a consolidated subsidiary of the Corporation. PFGI Capital had issued 6.6 million equity units (PRIDES) to outside investors for $165 million. This ownership by outside investors is accounted for as a minority interest in the consolidated financial statements. The principal objective of PFGI Capital is to hold and manage commercial mortgage loan assets and other authorized investments acquired from the Corporation to generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes.

Holders of PRIDES are entitled to receive non-cumulative cash distributions at a dividend rate of 7.75%. Under the forward purchase contract described below, the Corporation will also make quarterly contract payments to holders at the rate of 1.25% of the stated amount per year. The PRIDES have a liquidation preference of $25 per share. Under certain regulatory circumstances, the PRIDES will be automatically exchanged into National City preferred stock.

PRIDES contain a forward purchase contract. Each forward purchase contract obligates the holder to buy, on August 17, 2005, for $25.00, a number of newly issued shares of National City Common Stock equal to the settlement rate, determined as follows:

- if the applicable market value of National City Common Stock is equal to or greater than $25.6033, the settlement rate will be 0.9764;

- if the applicable market value of National City Common Stock is between $25.6033 and $21.5154, the settlement rate will be equal to the $25.00 stated amount divided by the applicable market value; and

- if the applicable market value is less than or equal to $21.5154, the settlement rate will be 1.1620.

Applicable market value is defined as the average of the closing price per share of National City Common Stock on each of the 20 consecutive trading days ending on the fifth trading day immediately preceding August 17, 2005.

OTHER COMPREHENSIVE INCOME: A summary of activity in accumulated other comprehensive income follows.

                                                                       Nine Months Ended
                                                                          September 30
                                                                    -----------------------
                                                                      2004          2003
(In Thousands)                                                      ---------     ---------
Accumulated unrealized gains on securities
  available for sale at January 1, net of tax                       $ 132,318     $ 223,073
Net unrealized gains (losses) for the period, net of tax expense
  (benefit) of $6,008 in 2004 and $(21,931) in 2003                    11,157       (40,728)
Reclassification adjustment for gains included in net income,
  net of tax expense of $2,914 in 2004 and $7,663 in 2003              (5,411)      (29,312)
                                                                    ---------     ---------
Effect on other comprehensive income for the period                     5,746       (70,040)
                                                                    ---------     ---------
Accumulated unrealized gains on securities available for sale
  at September 30, net of tax                                       $ 138,064     $ 153,033
                                                                    =========     =========
Accumulated unrealized losses on derivatives used in cash
  flow hedging relationships at January 1, net of tax               $ (67,631)    $(155,893)
Net unrealized losses for the period, net of tax benefit
  of $26,865 in 2004 and $21,534 in 2003                              (49,892)      (39,991)
Reclassification adjustment for losses included in net income,
  net of tax benefit of $35,933 in 2004 and $50,038 in 2003            66,732        92,929
                                                                    ---------     ---------
Effect on other comprehensive income for the period                    16,840        52,938
                                                                    ---------     ---------
Accumulated unrealized losses on derivatives used in cash
  flow hedging relationships at September 30, net of tax            $ (50,791)    $(102,955)
                                                                    =========     =========
Accumulated other comprehensive income at
  January 1, net of tax                                             $  64,687     $  67,180
Other comprehensive income (loss), net of tax                          22,586       (17,102)
                                                                    ---------     ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME AT SEPTEMBER 30,
  NET OF TAX                                                        $  87,273     $  50,078
                                                                    =========     =========

17. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share calculations follow:

                                                       Three Months Ended             Nine Months Ended
                                                          September 30                   September 30
                                                  ----------------------------    ----------------------------
                                                      2004             2003           2004             2003
(Dollars in Thousands, Except Per Share Amountse) ------------    ------------    ------------    ------------
BASIC
  Net income                                      $    590,715    $    343,637    $  1,820,129    $  1,572,948
  Less preferred dividends                                 393              --             393              --
                                                  ------------    ------------    ------------    ------------
  Net income applicable to common stock                590,322         343,637       1,819,736       1,572,948
                                                  ------------    ------------    ------------    ------------
  Average common shares outstanding                663,338,716     613,574,321     629,574,688     612,412,749
                                                  ------------    ------------    ------------    ------------
  Net income per common share -- basic            $        .88    $        .56    $       2.89    $       2.57
                                                  ============    ============    ============    ============
DILUTED
  Net income                                      $    590,715    $    343,637    $  1,820,129    $  1,572,948
                                                  ------------    ------------    ------------    ------------
  Average common shares outstanding                663,338,716     613,574,321     629,574,688     612,412,749
  Stock awards                                      10,734,362       5,394,501       7,941,243       5,243,602
  Convertible preferred stock                        1,121,541              --         376,576              --
  Forward contracts                                  1,948,599              --         654,274              --
                                                  ------------    ------------    ------------    ------------
  Average common shares outstanding -- diluted     677,143,218     618,968,822     638,546,781     617,656,351
                                                  ------------    ------------    ------------    ------------
  Net income per common share -- diluted          $        .86    $        .56    $       2.85    $       2.55
                                                  ============    ============    ============    ============

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock, commitments to issue additional shares pursuant to forward contracts, and certain unvested restricted stock and unexercised stock option awards. During the third quarter of 2004, the Corporation issued convertible preferred stock and assumed an obligation to issue additional shares under a forward contract in connection with the acquisition of Provident (see discussion of forward contracts in Note 16). For the three- and nine-month periods ended September 30, 2004, options to purchase 1,461,955 and 2,732,436 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three- and nine-month periods ended September 30, 2003, options to purchase 16,551,549 and 19,674,139 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share for the same reason.

18. INCOME TAX EXPENSE

The composition of income tax expense (benefit) follows:

                                                              Three Months Ended        Nine Months Ended
                                                                September 30               September 30
                                                               2004          2003        2004        2003
(In Thousands)                                               ---------     --------    --------    --------
Applicable to income exclusive of securities transactions    $ 293,604     $173,701    $920,593    $824,404
Applicable to securities transactions                             (388)       1,889       1,423       7,663
                                                             ---------     --------    --------    --------
INCOME TAX EXPENSE                                           $ 293,216     $175,590    $922,016    $832,067
                                                             =========     ========    ========    ========

The effective tax rate for the three- and nine-month periods ended September 30, 2004 was 33.2% and 33.6%, respectively. The effective tax rate was 33.8% and 34.6% for the three- and nine-month periods ended September 30, 2003, respectively. The lower tax rate for the first nine months of 2004 reflects a reduction in certain deferred tax liabilities in 2004 due to the favorable conclusion of several tax examinations.

19. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS

COMMITMENTS: A summary of the contractual amount of significant commitments follows:

                                                      SEPTEMBER 30    December 31   September 30
                                                          2004           2003            2003
(In Thousands)                                         -----------    -----------    -----------
Commitments to extend credit:
  Commercial                                           $17,860,398    $15,201,047    $15,310,549
  Residential real estate                               19,244,682     10,556,066     16,956,287
  Revolving home equity and credit card lines           30,657,743     23,936,622     23,486,660
  Other                                                    723,391        521,813        392,319
Standby letters of credit                                4,181,424      3,765,284      3,922,038
Commercial letters of credit                               309,823        150,640        155,703
Net commitments to sell mortgage loans and
  mortgage-backed securities                             7,682,758     13,126,094     18,841,648
Commitments to fund principal investments                  237,821        226,793        253,062
Commitments to fund civic and community investments        281,704        200,477        185,598
                                                       ===========    ===========    ===========

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for residential mortgage loans to be sold into the secondary market are considered derivative instruments in accordance with SFAS 133. The changes in the fair value of these commitments due to changes in mortgage interest rates are recorded on the balance sheet as either derivative assets or derivative liabilities and are included in residential real estate loans in the above table. Further discussion on derivative instruments is included in Notes 1 and 22.

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

CONTINGENT LIABILITIES AND GUARANTEES: The Corporation enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $20.2 billion and $178.4 billion for the third quarter and first nine months of 2004, respectively, and were $36.0 billion and $92.9 billion for the same 2003 periods, respectively. Total loans repurchased or indemnified during the third quarter and first nine months of 2004 were $160 million and $352 million, respectively, and total loans repurchased or indemnified for the same 2003 period were $56 million and $180 million, respectively. Loans indemnified that remain outstanding as of September 30, 2004 totaled $204 million. In addition, total loans sold of $366 million remained uninsured as of September 30, 2004. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans at September 30, 2004 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $42 million and $103 million for the third quarter and first nine months of 2004, respectively. Losses charged against the liability for the third quarter and first nine months of 2003 were $18 million and $48 million, respectively. At September 30, 2004 and 2003, the liability for estimated losses on repurchase and indemnification was $197 million and $160 million, respectively, and was included in other liabilities on the balance sheet.

In connection with the acquisition of Provident, the Corporation assumed a guarantee made to Fannie Mae on behalf of its acquired subsidiary Red Mortgage, an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage then services these mortgage loans on Fannie Mae's behalf. Participation in the Fannie Mae DUS program requires Red Mortgage to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage and Fannie Mae split losses with one-third assumed by Red Mortgage and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage under the loss sharing arrangement if Red Mortgage fails to meet its obligations. As of September 30, 2004, Red Mortgage serviced loans with outstanding principal balances aggregating $4.0 billion under the DUS program. The guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $10 million at September 30, 2004.

The guarantee liability for standby letters of credit was $8 million at September 30, 2004 and was recorded in other liabilities on the balance sheet. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date for the recognition provisions of FIN 45. See above for further discussion on standby letters of credit and their associated outstanding commitments.

The Corporation, through its subsidiaries, National Processing, Inc., the Provident Bank, and National City Bank of Kentucky, has provided merchant card processing or sponsorship services. Under the rules of VISA(R) and MasterCard(R), when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the

Corporation is unable to collect this amount from the merchant's account, and if the merchant refuses or is unable to reimburse the Corporation for the chargeback due to liquidation or other reasons, the Corporation will bear the loss for the amount of the refund paid to the cardholder.

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through VISA(R) and MasterCard(R) for the last four months, plus any outstanding delayed-delivery, as defined below, transactions and unresolved chargebacks in the process of resolution. For the four-month period from June through September 2004, this amount totaled approximately $55.6 billion. At September 30, 2004, the Corporation had $3 million of unresolved chargebacks that were in process of resolution.

For the three months ended September 30, 2004 and 2003, the Corporation processed $38 million and $39 million, respectively, in chargebacks presented by issuing banks. For the nine months ended September 30, 2004 and 2003, the Corporation processed $111 million and $115 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for the three months ended September 30, 2004 and 2003 were each $1 million. Actual losses recorded for the nine months ended September 30, 2004 and 2003 were $3 million and $2 million, respectively. The Corporation accrues for probable losses based on historical experience and at September 30, 2004 and 2003 had $1 million recorded in accrued expenses and other liabilities for expected losses.

In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items. Where the product or service is not provided, however, until some time after the purchase (delayed-delivery), the potential for this contingent liability increases. For the nine months ended September 30, 2004, the Corporation processed approximately $6 billion of merchant transactions related to delayed-delivery purchases.

Effective October 15, 2004, National Processing, Inc. was sold as described in
Note 3. As a result of this sale, the Corporation has exited the merchant card processing business and has no continuing or future exposure to potential chargeback liabilities, except for an immaterial exposure acquired with Provident and as described in the following paragraph.

The Corporation processes card transactions for United Airlines, Inc., which is currently operating under Chapter 11 protection. Under the terms of the sale of National Processing, Inc., as discussed in Note 3, the Corporation has retained the contractual obligation to process card transactions for United Airlines. The Corporation will honor its existing contractual obligations to United Airlines but does not intend to renew the contract when its current term expires in November of 2005. In the event of liquidation of United Airlines, the Corporation could become financially responsible for refunding tickets purchased through VISA(R) and MasterCard(R) under the chargeback rules of those associations. At September 30, 2004, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract, was approximately $716 million. Based upon available information, this amount represents management's best estimate of its maximum potential chargeback exposure related to United Airlines, Inc. As of September 30, 2004, the Corporation held no significant collateral under this contract.

In November 2003, Congress passed the Federal Aviation Administration Reauthorization Act. This legislation included an extension of the airline ticket re-accommodation provision, which requires airlines to honor tickets through November 2004 for other airlines that may suspend, interrupt or discontinue services due to insolvency or liquidation.

Based on information currently available to the Corporation, management believes the risk of a material loss under the chargeback rules is unlikely.

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

STOCK OPTIONS: Stock options may currently be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire not later than 10 years from the date of grant. In addition, stock options may be granted that include the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.

On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock options under SFAS 123. Further discussion of the impact of this change is included in Note 1. During the third quarter and first nine months of 2004, compensation expense recognized related to National City Corporation's stock option plans totaled $7 million and $18 million, respectively, and $5 million and $8 million for the third quarter and first nine months of 2003, respectively.

RESTRICTED SHARES: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. The weighted-average grant-date fair value of restricted share awards granted during the third quarter and first nine months of 2004 were $35.81 and $35.22, respectively, and $33.78 and $32.49, respectively, for the third quarter and first nine months of 2003. Compensation expense recognized for restricted share plans during the third quarter and first nine months of 2004 totaled $8 million and $21 million, respectively, and $5 million and $12 million for the third quarter and first nine months of 2003, respectively.

OPTION AND RESTRICTED STOCK AWARD ACTIVITY: Stock option and restricted stock award activity follows:

                                                   Weighted-
                                                    Average
                                                   Exercise
                           Shares Outstanding       Price Per
                         Awards        Options       Share
                       ---------      ----------     ------
January 1, 2003        2,539,171      52,963,738     $26.89
  Cancelled             (117,103)       (662,827)     29.73
  Exercised             (425,536)     (6,043,552)     21.07
  Granted              1,695,405       6,313,731      33.47
                       ---------      ----------     ------
September 30, 2003     3,691,937      52,571,090      28.31
                       ---------      ----------     ------
January 1, 2004        3,781,641      50,851,242     $28.52
  Acquisitions                --       9,285,357      26.16
  Cancelled             (172,658)       (325,091)     30.39
  Exercised             (631,266)    (11,076,825)     25.39
  Granted              1,919,008       7,321,292      35.83
                       ---------      ----------     ------
SEPTEMBER 30, 2004     4,896,725      56,055,975     $29.69
                       =========      ==========     ======

Upon consummation of the Allegiant and Provident acquisitions, all outstanding options issued by Allegiant and Provident were converted into equivalent National City options. Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at September 30, 2004, follows:

                                                Weighted-
                                                 Average
                                    Weighted-   Remaining                    Weighted-
                                     Average   Contractual                   Average
   Range of                          Exercise      Life                      Exercise
Exercise Prices     Outstanding       Price     (in years)   Exercisable      Price
---------------     ----------      ---------  -----------   -----------    ---------
 $4.69-$12.99          197,768       $10.69        1.0           197,768     $10.69
  13.00-19.99        6,185,808        17.74        4.7         6,185,808      17.74
  20.00-26.99        4,198,885        24.37        5.8         4,190,885      24.36
  27.00-33.99       36,032,120        30.72        6.0        32,077,507      30.35
  34.00-40.99        9,010,455        35.99        7.5         2,501,230      36.06
  41.00-47.99          430,939        43.36        3.5           430,939      43.36
                    ----------       ------        ---        ----------     ------
        TOTAL       56,055,975       $29.69        6.1        45,584,137     $28.44
                    ==========       ======        ===        ==========     ======

At September 30, 2004 and 2003, options for 45,584,137 and 41,833,752 shares of common stock, respectively, were exercisable. As of September 30, 2004, 38 million shares of National City common stock under the Long-Term Incentive Plan were available for grant.

21. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

National City has a noncontributory defined benefit pension plan covering substantially all employees. Employees retained from the Allegiant and Provident acquisitions will be eligible to participate in the Corporation's defined benefit pension plan effective January 1, 2005. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. Actuarially determined pension costs are charged to current operations. The funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

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

Using an actuarial measurement date of October 31, 2003 and 2002, for the pension benefits, and May 1, 2004 and October 31, 2002, for the postretirement benefits, components of net periodic benefit and net periodic cost for the three- and nine-month periods ended September 30 follow:

                                         Three Months Ended         Nine Months Ended
                                            September 30               September 30
                                        ---------------------     ----------------------
                                          2004         2003         2004         2003
(In Thousands)                            ----         ----         ----         ----
PENSION BENEFITS
  Service cost                          $ 13,847     $ 12,790     $ 41,541     $  38,371
  Interest cost                           20,681       20,021       62,044        60,063
  Expected return on plan assets         (31,825)     (35,861)     (95,475)     (107,582)
  Amortization of prior service cost      (1,189)      (1,188)      (3,566)       (3,566)
  Transition benefit                          --          (51)          --          (155)
  Recognized net actuarial loss              743          365        2,228         1,096
                                        --------     --------     --------     ---------
NET PERIODIC COST (BENEFIT)             $  2,257     $ (3,924)    $  6,772     $ (11,773)
                                        ========     ========     ========     =========
POSTRETIREMENT BENEFITS
  Service cost                          $    849     $    735     $  2,514     $   2,209
  Interest cost                            2,240        2,336        6,949         7,007
  Amortization of prior service cost          24           33           72           100
  Transition obligation                      351          351        1,051         1,051
  Recognized net actuarial loss              340          397        1,336         1,191
                                        --------     --------     --------     ---------
NET PERIODIC COST                       $  3,804     $  3,852     $ 11,922     $  11,558
                                        ========     ========     ========     =========

Actuarial assumptions used to calculate the net periodic pension and the postretirement benefits and costs were as follows:

                                              Pension Benefits      Postretirement Benefits
                                            ----------------------  -----------------------
                                                2004       2003         2004        2003
                                                ----       ----         ----        ----
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                    6.25%       6.75%        6.25%       6.75%
Rate of compensation increase               2.75-7.50   2.75-7.50    2.75-7.50   2.75-7.50
Expected long-term return on plan assets         8.50        9.50           --          --

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor postretirement benefit plans that provide prescription drug coverage. In May 2004, FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which provides guidance on accounting for the federal subsidy. The provisions of FASB Staff Position 106-2 became effective for the Corporation as of July 1, 2004 and have been applied prospectively. Accordingly, the Corporation was required to remeasure its postretirement benefit obligation and net periodic cost as of May 1, 2004. As a result of the remeasurement, thea postretirement benefit obligation decreased by $8 million and the net periodic benefit cost decreased by $1 million for 2004. The Corporation anticipates its benefit costs will continue to be somewhat lower as a result of the new Medicare provisions, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At September 30, 2004, December 31, 2003, and September 30, 2003, obligations of $ 89 million, $83 million, and $87 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $3 million and $10 million for the third quarter and first nine months of 2004, respectively, and $4 million and $12 million for the third quarter and first nine months of 2003, respectively.

Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2004 and 2003, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $17 million and $57 million for the third quarter and first nine months of 2004, respectively, and $13 million and $53 million for the third quarter and first nine months of 2003, respectively.

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

Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At September 30, 2004, these collateral agreements covered 99.7% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At September 30, 2004, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $427 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $44 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on September 30, 2004, December 31, 2003, and September 30, 2003.

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

For the three and nine month periods ended September 30, 2004, the Corporation recognized total net ineffective fair value hedge gains (losses) of $(2) million and $(82) million, respectively. For the same periods in 2003, the Corporation recognized total net ineffective hedge gains (losses) of $(28) million and $67 million, respectively. Of the total gains (losses) recognized, net ineffective hedge gains (losses) related to servicing assets were $(6) million and $(58) million for the three and nine month periods ended September 30, 2004, respectively, compared to $(34) million and $48 million for the same periods in 2003, respectively. For the third quarter and first nine months of 2004, net ineffective hedge gains (losses) related to mortgage loans held for sale were $(3) million and $(45) million, respectively. Mortgage loans held for sale were not designated in a hedge relationship during 2003. Ineffective hedge gains (losses) for mortgage servicing assets and mortgage loans held for sale are included in mortgage banking revenue on the income statement. Net ineffective hedge gains (losses) related to hedging commercial loans, U.S. Treasury securities, and fixed-rate funding products are included in other noninterest income on the income statement and were $7 million and $21 million for the three and nine month periods ended September 30, 2004, respectively. Net ineffective hedge gains (losses) related to these hedged assets and liabilities were $6 million and $19 million for the same periods in 2003. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first nine months of 2004 and 2003.

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

For the three month periods ended September 30, 2004 and 2003, the Corporation recognized net ineffective cash flow hedge gains (losses) of $100 thousand and $(900) thousand, respectively. During the first nine months of 2004, the Corporation recognized net ineffective cash flow hedge gains (losses) of $200 thousand. There were no net ineffective cash flow hedge gains (losses) recognized during the first nine months of 2003. These gains (losses) are included in other noninterest income on the income statement. There were no components of derivative instruments which were excluded from the assessment of hedge effectiveness during the first nine months of 2004 and 2003.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, 2004, December 31, 2003, and September 30, 2003, accumulated other comprehensive income included a deferred after-tax net loss of $51 million, $68 million and $103 million, respectively, related to derivatives used to hedge funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income as of September 30, 2004 is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through November 2014, with $47 million of net loss expected to be reclassified within the next year. During the three and nine month periods ended September 30, 2004, pretax losses of $36 million and $99 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. For the same 2003 periods, pretax losses of $54 million and $143 million, respectively, were reclassified into interest expense. Additionally, during the first nine months of 2004, a pretax loss of $4 million was reclassified from accumulated other comprehensive income into other noninterest income for cash flow hedges that were discontinued because forecasted debt issuances originally contemplated were not probable of occurring. There were no gains or losses reclassified into earnings during the first nine months of 2003 arising from the determination that the original forecasted transaction would not occur.

The tables on the following pages provide further information regarding derivative instruments designated in fair value and cash flow hedges at September 30, 2004, December 31, 2003, and September 30, 2003.

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at September 30, 2004, December 31, 2003, and September 30, 2003 follows:

                                                  SEPTEMBER 30, 2004                              December 31, 2003
                                             --------------------------------------------------------------------------------
                                                          DERIVATIVE      NET INEFFECTIVE                     Derivative
                                                       ------------------                                 --------------------
                                             NOTIONAL                      HEDGE GAINS     Notional
(In Millions)                                AMOUNT    ASSET    LIABILITY  (LOSSES)(A)      Amount        Asset      Liability
-------------                                ------    -----    ---------  -----------      ------        -----      ---------

FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps        $     60    $  2.3  $   --                    $    60        $  1.4       $   --
    Receive-fixed interest rate swaptions
    sold                                           25        --      .1                         55            --           .2
    Pay-fixed interest rate swaps               3,367       4.0   144.1                      3,379           3.5        195.0
    Callable pay-fixed interest rate swaps         16        --     1.5                         43            --          4.0
    Pay-fixed interest rate swaptions sold        175        --     4.7                        205            --          7.1
    Interest rate caps sold                       715        --      .4                        815            --          1.4
    Interest rate floors sold                     360        --     5.3                        360            --          7.7
    Interest rate futures purchased             1,928        --      --                      2,173            --           --
    Interest rate futures sold                  2,550        --      --                      3,086            --           --
                                             --------    ------  ------     ------         -------        ------       ------
Total                                           9,196       6.3   156.1     $ 20.1          10,176           4.9        215.4
                                             --------    ------  ------     ------         -------        ------       ------
    Mortgage loans held for sale
    Forward commitments to purchase and sell
       mortgage loans and mortgage-backed
       securities                               5,014        --    52.7                         --            --           --
    Receive-fixed interest rate swaps             425      12.9      --                         --            --           --
    Pay-fixed interest rate swaps                 800        --    80.1                         --            --           --
    Pay-fixed interest rate swaptions             500       4.1      --                         --            --           --
    purchased
    Pay-fixed interest rate swaptions sold        250        --     8.5                         --            --           --
    Interest rate caps purchased                9,000      14.0      --                         --            --           --
    Interest rate futures purchased               900        --      --                         --            --           --
                                             --------    ------  ------     ------         -------        ------       ------
Total                                          16,889      31.0   141.3      (45.4)             --            --           --
                                             --------    ------  ------     ------         -------        ------       ------
    Mortgage servicing assets
    Forward commitments to
       purchase mortgage loans and
       mortgage-backed securities               6,148      49.6      --                      2,904          31.7           --
    Receive-fixed interest rate swaps           9,002     366.8    32.1                     10,206         376.2         48.2
    Receive-fixed interest rate swaptions
    purchased                                   1,500      26.2      --                         --            --           --
    Receive-fixed interest rate swaptions         500        --     3.5                        415            --          8.6
    sold
    Pay-fixed interest rate swaps                  --        --      --                         30            --           .1
    Pay-fixed interest rate swaptions
    purchased                                   7,148      31.2      --                      3,515          62.5           --
    Pay-fixed interest rate swaptions sold      1,635        --    25.7                      1,295            --         76.2
    Principal-only interest rate swaps            461       3.0     3.4                        123           6.9           .5
    Interest rate caps purchased               29,390      40.2      --                     30,410          83.5           --
    Interest rate caps sold                     2,999        --     3.2                         --            --           --
    Interest rate floors purchased              1,500       8.0      --                         --            --           --
                                             --------    ------  ------     ------         -------        ------       ------
Total                                          60,283     525.0    67.9      (58.0)         48,898         560.8        133.6
                                             --------    ------  ------     ------         -------        ------       ------
    Funding
    Receive-fixed interest rate swaps           6,709     350.4     6.2                      4,550         350.8         35.7
    Callable receive-fixed interest
       rate swaps                               3,067      19.7     5.0                        310           9.2          3.2
                                             --------    ------  ------     ------         -------        ------       ------
Total                                           9,776     370.1    11.2        1.0           4,860         360.0         38.9
                                             --------    ------  ------     ------         -------        ------       ------
TOTAL DERIVATIVES USED IN FAIR
  VALUE HEDGES                                 96,144     932.4   376.5      (82.3)         63,934         925.7        387.9
                                             --------    ------  ------     ------         -------        ------       ------
CASH FLOW HEDGES
  Funding
    Receive-fixed interest rate swaps             169       3.3      --                         --            --           --
    Pay-fixed interest rate swaps               8,273      17.6    50.8                     10,945           2.1         52.1
    Interest rate caps purchased                4,875      13.9      --                      3,500           3.0           --
                                             --------    ------  ------     ------         -------        ------       ------
Total                                          13,317      34.8    50.8         .2          14,445           5.1         52.1
                                             --------    ------  ------     ------         -------        ------       ------
TOTAL DERIVATIVES USED IN CASH FLOW
  HEDGES                                       13,317      34.8    50.8         .2          14,445           5.1         52.1
                                             --------    ------  ------     ------         -------        ------       ------
TOTAL DERIVATIVES USED FOR INTEREST
  RATE RISK MANAGEMENT AND DESIG-
  NATED IN SFAS 133 RELATIONSHIPS            $109,461    $967.2  $427.3     $(82.1)        $78,379        $930.8       $440.0
                                             ========    ======  ======     ======         =======        ======       ======

      (a) Represents net ineffective hedge gain (loss) on hedging strategy for the nine-month period ended September 30, 2004.

                                                                                 September 30, 2003
                                                              -----------------------------------------------------------
                                                                                      Derivative
                                                                              ----------------------------    Net Ineffective
                                                              Notional                                          Hedge Gains
(In Millions)                                                 Amount           Asset           Liability       (Losses)(a)
-------------                                                 ------           -----           ---------       -----------
FAIR VALUE HEDGES
  Loans
    Receive-fixed interest rate swaps                         $    60         $    1.5         $   --
    Receive-fixed interest rate swaptions sold                     55               --             .2
    Pay-fixed interest rate swaps                               3,426              2.1          233.2
    Callable pay-fixed interest rate swaps                         44               --            4.7
    Pay-fixed interest rate swaptions sold                         55               --            5.2
    Interest rate caps sold                                       815               --            1.3
    Interest rate floors sold                                     360               --            8.7
    Interest rate futures purchased                             2,463               --             --
    Interest rate futures sold                                  2,915               --             --
                                                              -------         --------         ------           ---------
Total                                                          10,193              3.6          253.3           $   20.1
                                                              -------         --------         ------           ---------
  Mortgage servicing assets
    Forward commitments to purchase
      mortgage loans and mortgage-
      backed securities                                         6,479            203.3             --
    Receive-fixed interest rate swaps                           6,463            453.9           37.2
    Receive-fixed interest rate swaptions purchased             3,600             65.0             --
    Pay-fixed interest rate swaptions sold                        795               --           72.4
    Principal-only interest rate swaps                            166             15.2             --
    Interest rate caps purchased                               32,725             95.3             --
                                                              -------         --------         ------           ---------
Total                                                          50,228            832.7          109.6                47.9
                                                              -------         --------         ------           ---------
  Funding
    Receive-fixed interest rate swaps                           5,005            405.3           26.3
    Callable receive-fixed interest rate swaps                    495             12.3            3.7
                                                              -------         --------         ------           ---------
Total                                                           5,500            417.6           30.0                 (.7)
                                                              -------         --------         ------           ---------
TOTAL DERIVATIVES USED IN FAIR VALUE HEDGES                    65,921          1,253.9          392.9                67.3
                                                              -------         --------         ------           ---------
  Funding
    Pay-fixed interest rate swaps                              12,975               .6          100.6
    Interest rate caps purchased                                3,515              4.1             --
                                                              -------         --------         ------           ---------
Total                                                          16,490              4.7          100.6                 --
                                                              -------         --------         ------           ---------
TOTAL DERIVATIVES USED IN CASH FLOW HEDGES                     16,490              4.7          100.6                 --
                                                              -------         --------         ------           ---------
TOTAL DERIVATIVES USED FOR INTEREST RATE RISK
  MANAGEMENT AND DESIGNATED IN SFAS 133 RELATIONSHIPS         $82,411         $1,258.6         $493.5           $    67.3
                                                              =======         ========         ======           =========

      (a) Represents net ineffective hedge gain (loss) on hedging strategy for the nine-month period ended September 30, 2003.

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

                                             Net Derivative Asset (Liability)                     Net Gains (Losses)
                                           ----------------------------------------------------------------------------------------
                                                                                       Three Months Ended        Nine Months Ended
                                                                                           September 30            September 30
                                           SEPTEMBER 30  December 31  September 30    --------------------       ------------------
(In Millions)                                  2004         2003         2003           2004        2003         2004         2003
-------------                                  ----         ----         ----           ----        ----         ----         ----
OTHER DERIVATIVE INSTRUMENTS
  Mortgage-banking-related:
    Mortgage servicing asset risk
      management                              $  6.1       $ 36.1      $  (22.5)      $  171.6     $ (46.8)     $537.2     $ 136.8
    Mortgage loan commitments and
     commitment and mortgage loan risk
     management                                (12.9)       (72.1)       (221.3)         172.2      (262.5)       49.4      (206.0)
                                              ------       ------      --------       --------     -------      ------     -------
Total mortgage-banking related                  (6.8)       (36.0)       (243.8)         343.8      (309.3)      586.6       (69.2)
                                              ------       ------      --------       --------     -------      ------     -------
  Customer risk management                      12.2         15.0          14.5            2.4         2.3         8.9         8.8
  Other                                         31.6          3.7           3.8           (7.6)      (19.2)       14.6        46.6
                                              ------       ------      --------       --------     -------      ------     -------
Total other                                     43.8         18.7          18.3           (5.2)      (16.9)       23.5        55.4
                                              ------       ------      --------       --------     -------      ------     -------
  TOTAL OTHER DERIVATIVE INSTRUMENTS          $ 37.0       $(17.3)     $ (225.5)      $  338.6     $(326.2)     $610.1     $ (13.8)
                                              ======       ======      ========       ========     =======      ======     =======

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

Consumer and Small Business Financial Services (CSB) provides banking services to consumers and small businesses within National City's seven-state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, CSB's activities also include small business banking services, dealer finance, education finance, retail brokerage, and lending-related insurance services. Consumer lending products include home equity, automobile, marine, and recreational vehicle installment loans, government or privately guaranteed student loans, and credit cards and other unsecured personal and business lines of credit. Major revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. CSB's expenses are mainly personnel and branch network support costs.

Wholesale Banking provides credit-related and treasury management services, as well as capital markets and international services, to large- and medium-sized corporations. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, structured finance, syndicated lending, equity and mezzanine capital, treasury management, and international payment and clearing services. The majority of revenue is driven by loans to middle-market companies with annual revenue in the $5 million to $500 million range across a diverse group of industries, generally within National City's seven-state footprint. Expenses include personnel and support costs, in addition to credit costs.

National City Mortgage Co. (NCMC) originates conventional residential mortgage and home equity loans both within National City's banking footprint and nationally. NCMC's activities also include servicing mortgage loans for third-party investors. Mortgage loans originated by NCMC generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first nine months of 2004, approximately 49% of NCMC mortgage loans were originated through wholesale and correspondent channels, while 51% were originated through retail mortgage branches operated by NCMC nationally, or through CSB bank branches within National City's banking footprint. Significant revenue streams for NCMC include net interest income on loans held for sale and fee income related to the origination, sale and servicing of loans. Expenses include personnel costs, branch office costs, third-party outsourcing and loan collection expenses.

National Consumer Finance (NCF) is comprised of four business units and originates home equity loans and nonconforming residential mortgage loans nationally through correspondent relationships and a network of brokers. Nonconforming mortgage loans are originated by First Franklin Financial Corporation (First Franklin), a business unit within NCF, principally through wholesale channels, including a national network of brokers and mortgage bankers. During the first nine months of 2004, 32% of First Franklin originated loans were retained in portfolio at NCF's National City Home Loan Services business unit compared to 50% for the same period in 2003. The remaining loans sold during 2004 and 2003 were sold servicing released. The percentage of loans sold versus retained in any given period will vary depending on product mix and market conditions. Nonconforming mortgages are generally not readily saleable to primary mortgage market aggregators due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The National Home Equity business unit within NCF originates prime-quality home equity loans outside National City's banking footprint. The National City Warehouse Resources business unit provides emerging mortgage bankers across the country with lines of credit for loan funding purposes. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination and sale of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.

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

National Processing consists of National Processing, Inc., National City's former 83%-owned payment processing subsidiary. In October 2004, this business was sold to Bank of America. Refer to Note 3 for further discussion. National Processing's business consisted of the authorization, processing, financial settlement, and reporting of debit and credit card transactions, and financial settlement and reporting solutions for large and mid-size corporate customers in the travel and health care industries.

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

                              CONSUMER AND
                             SMALL BUSINESS                             NATIONAL
                                FINANCIAL    WHOLESALE  NATIONAL CITY   CONSUMER     ASSET        NATIONAL  PARENT AND  CONSOLIDATED
(In Thousands)                  SERVICES     BANKING     MORTGAGE CO.   FINANCE    MANAGEMENT    PROCESSING   OTHER        TOTAL
                                --------     -------     ------------   -------    ----------    ----------   -----        -----
QUARTER ENDED SEPTEMBER
 30, 2004
Net interest income             $532,126     $347,180     $124,538     $ 321,303   $  29,755     $   1,340  $(160,418)   $1,195,824
(expense)(a)
Provision (benefit) for
   loan losses                    71,517       31,244       (1,324)       20,099        (135)           --    (22,969)        98,432
                                --------     --------     --------     ---------   ---------     ---------  ---------    -----------
Net interest income
  (expense) after                460,609      315,936      125,862       301,204      29,890         1,340   (137,449)     1,097,392
  provision
Noninterest income               285,166      140,816      258,053       125,293      83,156       133,481        689      1,026,654
Noninterest expense              455,368      186,890      160,256       149,858      71,447       107,079    101,876      1,232,774
                                --------     --------     --------     ---------   ---------     ---------  ---------    -----------
Income (loss) before taxes       290,407      269,862      223,659       276,639      41,599        27,742   (238,636)       891,272
Income tax expense               111,939      102,110       84,978       104,570      15,724        10,979   (129,743)       300,557
(benefit)(a)
                                --------     --------     --------     ---------   ---------     ---------  ---------    -----------
Net income (loss)               $178,468     $167,752     $138,681     $ 172,069   $  25,875     $  16,763  $(108,893)   $   590,715
                                ========     ========     ========     =========   =========     =========  =========    ===========
Intersegment revenue
(expense)                       $   (850)    $  3,396     $ 15,542     $  (7,057)  $   1,784     $   1,892  $ (14,707)   $        --
Average assets (in millions)      31,169       40,118       14,822        31,502       3,283           744     11,836        133,474
                                ========     ========     ========     =========   =========     =========  =========    ===========

Quarter ended September
  30, 2003
Net interest income
(expense)(a)                    $497,354     $266,758     $327,452     $ 220,393   $  26,144     $     787  $(188,123)   $ 1,150,765
Provision (benefit) for
   loan losses                    73,408       39,820       (2,520)       16,753       1,286            --    (21,700)       107,047
                                --------     --------     --------     ---------   ---------     ---------  ---------    -----------
Net interest income
  (expense) after                423,946      226,938      329,972       203,640      24,858           787   (166,423)     1,043,718
  provision
Noninterest income               180,240      100,833      101,885)       91,938      86,870       124,881      7,042        489,919
Noninterest expense              335,946      121,604      229,127        93,156      72,406       101,548     53,829      1,007,616
                                --------     --------     --------     ---------   ---------     ---------  ---------    -----------
Income (loss) before taxes       268,240      206,167       (1,040)      202,422      39,322        24,120   (213,210)       526,021
Income tax expense
(benefit) (a)                    101,395       76,703          722        76,515      14,864         9,811    (97,626)       182,384
                                --------     --------     --------     ---------   ---------     ---------  ---------    -----------
Net income (loss)               $166,845     $129,464     $ (1,762)    $ 125,907   $  24,458     $  14,309  $(115,584    $   343,637
                                ========     ========     ========     =========   =========     =========  =========    ===========
Intersegment revenue
 (expense)                      $   (891)    $  4,035     $ 14,002     $  (4,340)  $   1,678     $   1,236  $ (15,720)   $        --
Average assets (in millions)      26,420       30,646       32,778        20,216       2,873           691     10,027        123,651
                                ========     ========     ========     =========   =========     =========  =========    ===========

      (a)   Includes tax-equivalent adjustment for tax-exempt interest income

                               CONSUMER AND
                              SMALL BUSINESS                           NATIONAL
                                FINANCIAL    WHOLESALE   NATIONAL CITY CONSUMER      ASSET        NATIONAL   PARENT AND CONSOLIDATED
(In Thousands)                 SERVICES       BANKING     MORTGAGE CO. FINANCE     MANAGEMENT    PROCESSING    OTHER        TOTAL
                               --------       -------     ------------ -------     ----------    ----------    -----        -----
NINE MONTHS ENDED
SEPTEMBER 30, 2004
Net interest income             $1,529,534    $881,356   $  426,908    $858,296    $  82,609     $   3,221   $(494,163)  $3,287,761
(expense)(a)
Provision (benefit) for
   loan losses                     221,857      35,397        5,927      41,566        1,514            --     (64,534)     241,727
                                ----------    --------   ----------    --------    ---------     ---------   ---------   ----------
Net interest income
  (expense) after                1,307,677     845,959      420,981     816,730       81,095         3,221    (429,629)   3,046,034
  provision
Noninterest income                 680,389     343,907      767,145     418,070      336,007       387,806      77,304    3,010,628
Noninterest expense              1,178,756     436,852      497,548     409,464      231,193       320,013     220,425    3,294,251
                                ----------    --------   ----------    --------    ---------     ---------   ---------   ----------
Income (loss) before taxes         809,310     753,014      690,578     825,336      185,909        71,014    (572,750)   2,762,411
Income tax expense
  (benefit)(a)                     308,384     282,682      262,382     311,977       70,272        27,901    (321,316)     942,282
                                ----------    --------   ----------    --------    ---------     ---------   ---------   ----------
Net income (loss)               $  500,926    $470,332   $  428,196    $513,359    $ 115,637     $  43,113   $(251,434)  $1,820,129
                                ==========    ========   ==========    ========    =========     =========   =========   ==========
Intersegment revenue
  (expense)                     $   (2,592)   $ 12,420   $   41,555    $(19,600)   $   4,589     $   4,460   $ (40,832)  $       --
Average assets (in millions)        28,470      33,519       16,229      27,683        3,085           716       9,925      119,627
                                ==========    ========   ==========    ========    =========     =========   =========   ==========
Nine months ended
September 30, 2003
 Net interest income            $1,478,118    $790,982   $  893,002    $584,873    $  77,125     $   2,335   $(472,694)  $3,353,741
  (expense)(a)
 Provision (benefit) for
  loan losses                      217,634     259,930        5,553      64,595        5,603            --     (62,888)     490,427
                                ----------    --------   ----------    --------    ---------     ---------   ---------   ----------
 Net interest income
   (expense) after               1,260,484     531,052      887,449     520,278       71,522         2,335    (409,806)   2,863,314
   provision
 Noninterest income                522,268     247,602      833,146     247,692      261,164       344,594     148,851    2,605,317
 Noninterest expense             1,016,778     379,396      602,165     240,459      219,167       290,057     294,697    3,042,719
                                ----------    --------   ----------    --------    ---------     ---------   ---------   ----------
 Income (loss) before taxes        765,974     399,258    1,118,430     527,511      113,519        56,872    (555,652)   2,425,912
 Income tax expense                289,539     149,501      444,736     199,399       42,910        22,950    (296,071)     852,964
 (benefit)(a)
                                ----------    --------   ----------    --------    ---------     ---------   ---------   ----------
 Net income (loss)              $  476,435    $249,757   $  673,694    $328,112    $  70,609     $  33,922   $(259,581)  $1,572,948
                                ==========    ========   ==========    ========    =========     =========   =========   ==========
 Intersegment revenue
   (expense)                    $   (2,784)   $ 15,377   $   36,588    $(11,133)   $   5,343     $   4,020   $ (47,411)  $       --
 Average assets (in millions)       25,971      31,022       30,662      18,209        2,890           589      10,352      119,695
                                ==========    ========   ==========    ========    =========     =========   =========   ==========

      (a)   Includes tax-equivalent adjustment for tax-exempt interest income

24. FINANCIAL HOLDING COMPANY

Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

BALANCE SHEETS

                                                          SEPTEMBER 30      December 31     September 30
(In Thousands)                                               2004              2003             2003
--------------                                               ----              ----             ----
ASSETS
 Cash and demand balances due from banks                  $    3,569       $     1,521       $     1,498
 Loans to and receivables from subsidiaries                   497,716          819,115           828,701
 Securities                                                   367,883          164,179           189,208
 Other investments                                             99,549          479,394           450,536
 Investments in:
   Subsidiary banks                                        13,059,741        9,642,417         9,436,537
   Nonbank subsidiaries                                       840,657          608,916           579,376
 Goodwill                                                     125,675           58,566            58,566
 Derivative assets                                            153,464          124,901           138,689
 Other assets                                                 726,306          668,633           609,421
                                                          -----------      -----------       -----------
TOTAL ASSETS                                              $15,874,560      $12,567,642       $12,292,532
                                                          ===========      ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Long-term debt                                           $ 1,947,773      $ 2,266,658       $ 2,285,465
 Borrowed funds from subsidiaries                             609,271          185,568           185,568
 Derivative liabilities                                        11,326            4,695             2,577
 Accrued expenses and other liabilities                       813,716          782,050           751,078
                                                          -----------      -----------       -----------
   Total liabilities                                        3,382,086        3,238,971         3,224,688
 Stockholders' equity                                      12,492,474        9,328,671         9,067,844
                                                          -----------      -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $15,874,560      $12,567,642       $12,292,532
                                                          ===========      ===========       ===========

Securities and other investments totaling $114 million at September 30, 2004, were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the wholly-owned subsidiary trusts (the trusts). The holding company guarantees the capital securities issued by the trusts, which totaled $558 million at September 30, 2004. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $896 million at September 30, 2004. Additionally, the holding company guarantees National City Bank of Kentucky's financial obligation under this subsidiary's membership with VISA(R) up to $600 million and Mastercard(R) up to $400 million. Refer to Note 19 for further discussion of contingent liabilities and guarantees related to the United Airlines contract.

STATEMENTS OF INCOME

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30                      September 30
                                                                      ----------------------        ---------------------------
(In Thousands)                                                          2004          2003             2004             2003
--------------                                                          ----          ----             ----             ----
INCOME
 Dividends from:
   Subsidiary banks                                                   $425,000      $454,810        $1,700,000         $904,810
   Nonbank subsidiaries                                                     48         2,000             6,048            6,000
 Interest on loans to subsidiaries                                       6,866           505             8,574            1,020
 Interest and dividends on securities                                    2,760         1,628             6,015            6,753
 Securities gains, net                                                     298         1,630               396           33,039
 Other income                                                             (639)        6,639            10,243           19,382
                                                                      --------      --------        ----------       ----------
TOTAL INCOME                                                           434,333       467,212         1,731,276          971,004
                                                                      ========      ========        ==========       ==========
EXPENSE
 Interest on debt and other borrowings                                  22,312        23,945            60,230           73,297
 Other expense                                                          42,732        13,675            71,615           94,802
                                                                      --------      --------        ----------       ----------
TOTAL EXPENSE                                                           65,044        37,620           131,845          168,099
                                                                      ========      ========        ==========       ==========
Income before taxes and equity in undistributed
  net income of subsidiaries                                           369,289       429,592         1,599,431          802,905
Income tax (benefit) expense                                           (76,590)       18,323          (108,709)         (26,638)
                                                                      --------      --------        ----------       ----------
Income before equity in undistributed net income of
  subsidiaries                                                         445,879       411,269         1,708,140          829,543
Equity in undistributed net income (loss) of subsidiaries              144,836       (67,631)          111,989          743,406
                                                                      --------      --------        ----------       ----------
NET INCOME                                                            $590,715      $343,638        $1,820,129       $1,572,949
                                                                      ========      ========        ==========       ==========

STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                  September 30
                                                                           ----------------------------
(In Thousands)                                                               2004              2003
--------------                                                               ----              ----
OPERATING ACTIVITIES
 Net income                                                                $1,820,129        $1,572,949
 Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed net income of subsidiaries                        (111,989)         (743,405)
   Depreciation and amortization of properties and equipment                    1,595               916
   Decrease (increase) in receivables from subsidiaries                       268,721          (471,712)
   Securities gains, net                                                         (396)          (33,040)
   Other (gains) losses, net                                                   (1,325)           21,281
   Amortization of premiums and discounts on securities and debt               (4,321)             (759)
   Decrease in accrued expenses and other liabilities                         (31,227)          (19,543)
   Other, net                                                                  63,790            30,279
                                                                           ----------        ----------
Net cash provided by operating activities                                   2,004,977           356,966
                                                                           ----------        ----------
INVESTING ACTIVITIES
 Purchases of securities                                                     (298,501)         (458,523)
 Proceeds from sales and maturities of securities                             113,411           513,481
 Net change in other investments                                              433,394           105,587
 Principal collected on loans to subsidiaries                                 666,000         1,027,334
 Loans to subsidiaries                                                       (624,000)         (435,000)
 Investments in subsidiaries                                                 (590,178)          (50,746)
 Returns of investment from subsidiaries                                      250,005           300,000
 Net (increase) decrease in properties and equipment                          (20,259)           10,840
 Cash paid for acquisitions, net of cash acquired                             (19,465)               --
                                                                           ----------        ----------
Net cash (used in) provided by investing activities                           (89,593)        1,012,973
                                                                           ----------        ----------
FINANCING ACTIVITIES
 Net decrease in borrowed funds                                               (46,562)       (1,020,000)
 Issuance of debt                                                             200,000           300,000
 Repayment of debt                                                           (747,669)             (880)
 Dividends paid                                                              (629,269)         (569,494)
 Issuances of common stock                                                    290,730           118,359
 Repurchases of common stock                                                 (980,566)         (197,924)
                                                                           ----------        ----------
Net cash used in financing activities                                      (1,913,336)       (1,369,939)
                                                                           ----------        ----------
Increase in cash and demand balances due from banks                             2,048                --
Cash and demand balances due from banks, January 1                              1,521             1,498
                                                                           ----------        ----------
CASH AND DEMAND BALANCES DUE FROM BANKS, SEPTEMBER 30                      $    3,569        $    1,498
                                                                           ==========        ==========
SUPPLEMENTAL INFORMATION
 Cash paid for interest                                                    $   61,170        $   67,901
 Noncash items:
   Carrying value of securities donated to the National City
      Charitable Foundation                                                        --            25,007
   Stock and options issued in Allegiant and Provident
       acquisitions                                                         2,647,461                --
                                                                           ==========        ==========

Retained earnings of the holding company included $7.0 billion, $6.9 billion, and $6.7 billion of equity in undistributed net income of subsidiaries at September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

This Quarterly Report contains forward-looking statements. See page 72 for further information on the risks and uncertainties associated with forward-looking statements.

The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three and nine months ended September 30, 2004 and serves to update the 2003 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 53 of this Form 10-Q. Certain prior period amounts have been restated to reflect changes in the Corporation's method of assessing effectiveness of its hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities.

OVERVIEW

The primary source of National City's revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the company's geographic areas and business lines.

National City's third quarter 2004 net income was $591 million, or $.86 per diluted share, compared to $344 million, or $.56 per diluted share in the third quarter of 2003. The 2004 third quarter includes the results of Provident Financial Group, Inc. (Provident) acquired on July 1, 2004.

Results for the third quarter of 2004 reflect good performance in corporate and consumer businesses. Corporate loan growth has been slower than expected but improved from last year. Home equity and nonconforming mortgage volumes continue to be strong. Net interest margin decreased in the third quarter of 2004 compared to prior periods. The decrease in margin is due to lower balances of mortgages held for sale and the ongoing impact of low market interest rates which have compressed deposit spreads. Mortgage banking revenue increased in the third quarter primarily due to increased gains on hedging mortgage servicing rights.

Average portfolio loans and average core deposits, excluding mortgage escrow balances, increased in the third quarter reflecting the acquisition of Provident, which added $9.0 billion to average loans and $5.6 billion to average core deposits during the quarter. Continued strong production of home equity and nonconforming mortgages retained in portfolio also contributed to higher average portfolio loan balances.

Credit quality, particularly consumer credit, continues to be sound. Nonperforming assets and net charge-offs increased in the third quarter compared to the second quarter mainly arising from loan portfolios associated with recent acquisitions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

This section should also be reviewed in conjunction with the daily average balances/net interest income/rates table presented on pages 74-76 of this financial review.

Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $7 million and $20 million for the third quarter and first nine months of 2004, respectively, and $6 million $21 million for the same periods in 2003, respectively.

Tax-equivalent net interest income for the third quarter and first nine months of 2004 was $1.2 billion and $3.3 billion, respectively, as compared to $1.2 billion and $3.4 billion for the comparable 2003 periods. Net interest margin was 4.04% in the third quarter of 2004, compared to 4.09% in the second quarter of 2004 and 4.10% in last year's third quarter. Net interest margin for the first nine months of 2004 was 4.09%, compared to 4.14% for the same period a year ago. The sustained low interest rate environment, which results in reduced asset yields and narrower spreads on deposits, and lower balances of mortgages held for sale continue to have an unfavorable impact on net interest margin trends.

Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources affecting net interest income and net interest margin is included in the Financial Condition section of this financial review beginning on page 60.

NONINTEREST INCOME

Details of noninterest income follow:

                                                              Three Months Ended                         Nine Months Ended
                                                 --------------------------------------------      -----------------------------
                                                 SEPTEMBER 30       June 30       September 30     SEPTEMBER 30     September 30
(In Millions)                                        2004             2004            2003             2004             2003
-------------                                        ----             ----            ----             ----             ----
Mortgage banking revenue                            $  370           $  193          $  (27)         $1,142            $1,031
Deposit service charges                                172              162             145             481               422
Payment processing revenue                             132              132             125             386               343
Trust and investment management fees                    74               79              72             229               219
Card-related fees                                       35               38              42             110               127
Brokerage revenue                                       34               34              33             100                91
Leasing revenue                                         87                6              11              99                29
Other service fees                                      28               29              28              80                82
Other                                                   91              188              55             375               224
                                                    ------           ------          ------          ------            ------
TOTAL FEES AND OTHER INCOME                          1,023              861             484           3,002             2,568
Securities gains, net                                    3                5               5               8                37
                                                    ------           ------          ------          ------            ------
TOTAL NONINTEREST INCOME                            $1,026           $  866          $  489          $3,010            $2,605
                                                    ======           ======          ======          ======            ======

Details of mortgage banking revenue follow:

                                                                    Three Months Ended                      Nine Months Ended
                                                    --------------------------------------------     -----------------------------
                                                    SEPTEMBER 30      June 30       September 30     SEPTEMBER 30     September 30
(In Millions)                                          2004            2004             2003            2004             2003
-------------                                          ----            ----             ----            ----             ----
Servicing revenue:
 Net servicing fees                                  $  122           $  115           $  94           $  357           $  306
 Amortization of mortgage servicing assets             (125)            (140)           (190)            (365)            (441)
 Mortgage servicing asset impairment
     (charge) recovery                                   (5)              42             207              (81)             182
 Mortgage servicing asset ineffective
hedge                                                   165              (99)            (81)             479              185
     and other derivative gains (losses), net
 Other                                                   --               --              --                1               --
                                                     ------           ------           -----           ------           ------
Net servicing revenue                                   157              (82)             30              391              232
NCMC origination and sales revenue                       80              110            (152)             312              547
First Franklin origination and sales revenue            128              165              95              434              252
Provident PCFS mortgage banking revenue                   5               --              --                5               --
                                                     ------           ------           -----           ------           ------
TOTAL MORTGAGE BANKING REVENUE                       $  370           $  193           $ (27)          $1,142           $1,031
                                                     ======           ======           =====           ======           ======

Substantially all NCMC's mortgage loan production is sold into the secondary market with servicing retained. During the first nine months of 2004, 32% of First Franklin originated loans were retained in portfolio, compared to 50% for the same period in 2003. The remaining loans sold during 2004 and 2003 were sold servicing released. The percentage of First Franklin loans sold versus retained will vary based upon product mix and market conditions. Information on mortgage loan originations and sales follows:

                                                                Three Months Ended                         Nine Months Ended
                                                  --------------------------------------------      ------------------------------
                                                  SEPTEMBER 30         June 30    September 30      SEPTEMBER 30      September 30
(In Millions)                                         2004              2004          2003              2004              2003
-------------                                         ----              ----          ----              ----              ----

NCMC loans originated for sale                       $14,119           $17,276       $30,599           $45,474           $86,812
Total First Franklin loan originations                 7,743             8,782         6,051            22,198            13,935
Less: First Franklin portfolio loan
    originations                                      (2,835)           (3,056)       (3,250)           (7,004)           (7,006)
                                                     -------           -------       -------           -------           -------
Total First Franklin loans originated
    for sale                                           4,908             5,726         2,801            15,194             6,929
                                                     -------           -------       -------           -------           -------
TOTAL MORTGAGE LOANS ORIGINATED
    FOR SALE                                         $19,027           $23,002       $33,400           $60,668           $93,741
                                                     =======           =======       =======           =======           =======
 NCMC loan sales                                     $14,459           $17,047       $33,462           $47,203           $86,350
 First Franklin loan sales                             5,566             4,887         2,543            14,886             6,558
                                                     -------           -------       -------           -------           -------
TOTAL MORTGAGE LOAN SALES                            $20,025           $21,934       $36,005           $62,089           $92,908
                                                     =======           =======       =======           =======           =======

Provident PCFS is a subprime lending and servicing business acquired with Provident. This business is expected to be sold during the fourth quarter of 2004.

The increase in mortgage banking revenue during the third quarter was primarily attributable to net hedging gains. On a year-to-date basis, in addition to hedging, First Franklin origination and sales revenue increased due to higher volumes, partially offset by lower origination and sales volume from NCMC.

Mortgage banking revenue included $160 million of net hedging gains on mortgage servicing rights during the third quarter of 2004, compared to net losses of $57 million and gains of $126 million for the second quarter of 2004 and the prior year, respectively. The year-over-year and linked quarter decreases in origination and sales revenue at NCMC resulted from lower production and sales volume arising from a higher interest rate environment in 2004 and the associated reduction in refinancing activity. First Franklin origination revenue peaked during the second quarter of 2004 and has slowed somewhat in the third quarter, although at levels above the prior year.

NCMC generally retains the right to service the mortgage loans it sells. Upon sale, NCMC recognizes an MSR asset, which represents the present value of the estimated future net servicing cash flows over the estimated life of the underlying loan. As a result of the high volume of mortgage loan production and sales over the past year at NCMC, the unpaid principal balance of loans serviced for third parties increased to $150.3 billion at September 30, 2004, up from $141.1 billion at December 31, 2003 and $129.1 billion at September 30, 2003. The carrying value of NCMC MSRs also grew over the past year and was $1.4 billion at September 30, 2004, $1.3 billion at December 31, 2003, and $1.1 billion at September 30, 2003.

The value of MSRs is sensitive to changes in interest rates. In a low or declining rate environment, as was experienced during the first quarter of 2004 and much of 2003, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the estimated value of existing MSRs. Conversely, as interest rates rise, as occurred during the second and third quarters of 2004, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the estimated value of existing MSRs. The Corporation manages the risk associated with declines in the value of MSRs by using derivative instruments. Further detail on MSRs, including a sensitivity analysis of the effect changes in assumptions have on the value of servicing assets, is included in Note 11 to the consolidated financial statements.

The increase in deposit service charges during the third quarter compared to the prior quarter was mainly due to fee revenue on deposit accounts acquired with the Provident acquisition. Fee revenue on newly acquired accounts also factors into the increase in deposit service charges in comparison to the prior year third quarter. In addition, the year-over year increase is also attributable to increases in overdraft and non-sufficient funds (NSF) fees resulting from growth in the number of transaction accounts and increased transaction activity.

The year-over-year growth in payment processing revenue generated by National Processing, Inc. (NPI) was the result of higher transaction volume, strong customer retention, and higher rates from various pricing initiatives in 2004. National Processing was sold in October 2004 as discussed in Note 3.

Leasing revenue represents rental income and fees related to the portfolio of commercial equipment and automobile leases acquired with Provident, which have been accounted for as operating leases. In December 2000, the Corporation made a strategic decision to cease originations of automobile leases. Auto leases are no longer being originated for the Provident portfolios, which will result in a decline in this revenue in future periods. However, with plans to grow the commercial leasing business acquired with Provident, management anticipates the growth in commercial lease revenue will more than offset the decline in auto lease revenue.

Card-related fees decreased during the first nine months of 2004 over the same 2003 period principally due to higher deferrals of origination fees attributable to the increased production of home equity lines of credit during 2004.

Other noninterest income on a linked-quarter comparison reflects a $65 million gain on the sale of the Corporate Trust Bond Administration business in the second quarter and lower derivative-related gains recognized in the third quarter. The higher derivative gains in the second quarter resulted from a $19 million gain associated with certain cash flow hedging transactions that did not qualify for special hedge accounting under SFAS 133.

Other noninterest income increased on a year-over-year basis due to the $65 million gain on the sale of the Corporate Trust Bond Administration business described above, $52 million of higher gains on principal investments, $15 million of higher insurance fees, and commercial mortgage servicing fees of $10 million. The commercial mortgage servicing fees relate to businesses acquired with Provident; therefore, there were no similar fees in prior periods.

Securities gains recognized during the first nine months of 2003 related primarily to the Corporation's internally managed bank stock fund. Sales of such securities were limited in the current year resulting in minimal gains recognized in 2004.

NONINTEREST EXPENSE

Details of noninterest expense follow:

                                                             Three Months Ended                           Nine Months Ended
                                                 ----------------------------------------------     ------------------------------
                                                 SEPTEMBER 30        June 30       September 30     SEPTEMBER 30      September 30
(In Millions)                                        2004             2004             2003             2004             2003
-------------                                        ----             ----             ----             ----             ----
Salaries, benefits, and other personnel             $  661           $  594           $  571           $1,804           $1,674
Third-party services                                    82               73               71              223              207
Equipment                                               73               69               55              208              173
Net occupancy                                           66               59               58              185              172
Card processing                                         59               60               54              177              158
Postage and supplies                                    39               35               37              108              103
Marketing and public relations                          30               30               22               82              106
Leasing expense                                         63                2               (5)              69               49
Telecommunications                                      21               23               22               63               62
State and local taxes                                   16               13               16               44               46
Travel and entertainment                                22               19               15               57               42
Goodwill and other intangible                           17                7                6               30               17
   asset amortization
Other                                                   84               91               86              244              234
                                                    ------           ------           ------           ------           ------
TOTAL NONINTEREST EXPENSE                           $1,233           $1,075           $1,008           $3,294           $3,043
                                                    ======           ======           ======           ======           ======

Details of salaries, benefits, and other personnel expense follow:

                                                              Three Months Ended                          Nine Months Ended
                                                 -----------------------------------------------     ------------------------------
                                                 SEPTEMBER 30        June 30        September 30     SEPTEMBER 30      September 30
(Dollars in Millions)                                2004             2004             2003             2004             2003
---------------------                                ----             ----             ----             ----             ----
Salaries and wages                               $    363            $   318         $    310           $  994           $  912
Incentive compensation                                198                210              264              565              676
Deferred personnel costs                              (99)              (104)            (145)            (284)            (410)
Stock-based compensation                               15                 12               10               39               20
Payroll taxes                                          37                 36               33              117              113
Contract labor                                         36                 32               29               87               72
Medical and other benefits                             54                 48               42              148              135
Defined contribution plans                             18                 17               14               57               54
Defined benefit pension plan                            2                  3               (4)               7              (12)
Market valuation adjustments on deferred                4                  7                3               14               20
   compensation liabilities
Severance and other                                    33                 15               15               60               94
                                                 --------            -------         --------           ------           ------
TOTAL SALARIES, BENEFITS, AND OTHER
PERSONNEL                                        $    661            $   594         $    571           $1,804           $1,674
                                                 ========            =======         ========           ======           ======
FULL-TIME-EQUIVALENT EMPLOYEES                     36,392             34,062           33,188
                                                 ========            =======         ========

The linked quarter and year-over-year increases in salaries, benefits and other personnel costs were mainly due to lower deferred personnel costs and additional compensation and benefit costs related to employees added with the Allegiant and Provident acquisitions. Mortgage originations have continued to slow in comparison to prior periods resulting in lower costs levels of deferred personnel costs. The acquisitions of Allegiant and Provident added approximately 3,300 full-time employees in comparison to the prior year. Allegiant and Provident employees who work in certain back office functions are generally retained through system conversion dates. System conversion was completed for Allegiant on July 31, 2004 and is planned for Provident in March 2005. Accordingly, salary and benefit costs will generally be higher during this transition period than on a going forward basis.

Also contributing to the increase in salaries, benefits and other personnel costs are increases in contract labor, stock based compensation and severance expense. Contract labor increased on linked quarter and year-over-year basis due to temporary personnel hired to assist with integration of Allegiant and Provident's systems. Stock based compensation has increased in 2004 in comparison to the prior period as the Corporation began expensing stock options for grants subsequent to January 1, 2003, the date of initial application of SFAS 123. Incentives to retain acquired employees through systems conversion, which approximated $17 million in the third quarter of 2004, accounted for most of the increase in severance and other costs.

Partially offsetting the increases described above are lower levels of incentive compensation expense in the third quarter of 2004. Incentive compensation costs have decreased as mortgage originations have slowed in 2004 in comparison to the origination volume experienced in the prior year.

On a year-to-date basis, severance and other costs decreased, reflecting a large severance charge recognized in the first quarter of 2003. Severance of $68 million was recognized in the prior year in connection with the various cost reduction initiatives. In comparison, severance of $26 million was charged to expense on a year-to-date basis in 2004. Severance and related expense in 2004 consisted of severance incurred in the normal course of business, plus incentives to retain employees of acquired companies. Severance costs for planned terminations of acquired employees was recognized in the allocation of the purchase price to the assets and liabilities acquired.

Other elements of noninterest expense that have increased in comparison to prior periods are third party services, equipment and lease expense, marketing and public relations, travel and entertainment, and amortization of intangibles. These increases are primarily attributable to the effects of recent acquisitions.

The increase in third party services on both a linked quarter and year-over-year basis is due to consultants hired to assist with the conversion of Provident's systems. The increase in equipment and lease expense on both a linked quarter and year-over-year basis resulted is related to depreciation expense on owned and leased assets acquired with Provident and the continued implementation of Customer Connections, the Corporation's new retail delivery system, which began during 2003.

Marketing and public relations expense increased in the third quarter of 2004 in comparison to the third quarter of 2003 due to increased promotional activities in both the St. Louis and Cincinnati markets to introduce National City's products and services to former Allegiant and Provident customers. On a year-to-date basis, marketing and public relations expense decreased $24 million, reflecting a $40 million donation of appreciated investment securities to the Corporation's charitable foundation in 2003.

Travel and entertainment costs increased in 2004 due to employee travel associated with integration activities. Intangible asset amortization increased $10 million on a linked quarter basis and $13 million on a year-to-date basis as a result of intangibles recognized in connection with the acquisitions of Allegiant and Provident. See Note 10 for further information on intangible assets and their useful lives.

The efficiency ratio, calculated as noninterest expense divided by the sum of tax-equivalent net interest income and total fees and other income, was 55.54% and 52.37% for the third quarter and first nine months of 2004, respectively, compared to 61.62% and 51.38% for the third quarter and first nine months of 2003, respectively.

INCOME TAXES

The effective tax rate was 33.6% for the first nine months of 2004 compared to 34.6% for the first nine months of 2003. The lower tax rate in 2004 reflects a reduction in deferred tax balances in the amount of $23 million in the first quarter due to the favorable conclusion of several tax examinations. The effective tax rate for 2004 is forecasted to be 34.7% exclusive of that adjustment.

LINE OF BUSINESS RESULTS

National City is functionally managed along six major business lines as discussed in Note 23 to the consolidated financial statements.

Net income (loss) by line of business follows:

                                                                       Three Months Ended                     Nine Months Ended
                                                       --------------------------------------------    -----------------------------
                                                       SEPTEMBER 30        June 30      September 30   SEPTEMBER 30     September 30
(In Millions)                                              2004              2004          2003           2004              2003
-------------                                              ----              ----          ----           ----              ----
Consumer and Small Business Financial Services           $  178            $  168        $  167          $   501           $   476
Wholesale Banking                                           168               163           129              470               250
National City Mortgage Co.                                  139                16            (2)             428               674
National Consumer Finance                                   172               178           126              513               328
Asset Management                                             26                64            24              116                71
National Processing                                          17                14            14               43                34
Parent and Other                                           (109)              (84)         (114)            (251)             (260)
                                                         ------            ------        ------          -------           -------
CONSOLIDATED NET INCOME                                  $  591            $  519        $  344          $ 1,820           $ 1,573
                                                         ======            ======        ======          =======           =======

Consumer and Small Business Financial Services (CSB): CSB results in 2004 have benefited from loan and deposit growth, both internally generated and arising from acquisitions. Loan growth, both on a linked-quarter and year-over-year basis, has been greatest in home equity lines and loans. Deposit balance growth on a linked-quarter basis is due solely to acquisitions, as management has made decisions to make less use of promotional pricing to grow deposit volumes. In addition, the sustained effects of lower interest rates have continued to keep pressure on deposit margins. Noninterest income has grown relative to the prior quarter and past year due to deposit-related service charges and fees, reflecting growth in the number of transaction accounts and increased transaction activity, and to auto lease rental income acquired with the Provident acquisition. Noninterest expenses rose on a year-over-year and linked-quarter basis primarily due to acquisitions, most notably leasing expense arising from the Provident acquisition. In addition, year-to-date results for 2004 included recoveries of previously accrued auto lease residual losses (unrelated to Provident) of $4 million, compared to net losses of $16 million in the first nine months of 2003. Credit trends have been stable.

Wholesale Banking: In general, results for 2004 reflect continuing improvements in credit quality, driving a lower provision for loan losses versus 2003. Average loan balances have grown mainly due to acquisitions, despite increased business activity and the addition of new customers, as paydowns have tended to offset the effect of new borrowings. Deposit volumes have been strong, and revenues from treasury management and capital markets activities have also shown improvement in 2004. Results also benefited from principal investment gains, with $23 million, $17 million, and $19 million recorded in the first through third quarters, respectively, compared with gains of $17 million in the third quarter of 2003 and $7 million for the first nine months of 2003. Wholesale Banking also recorded losses on commercial lease residuals of $16 million in the first nine months of 2003, virtually all in the first quarter, with virtually no comparable charges in 2004.

National City Mortgage Co. (NCMC): The significant improvement in third quarter net income over the preceding quarter was mainly from MSR net hedging gains, which were $160 million pre-tax compared to net losses of $57 million in the second quarter. In 2003, NCMC realized net hedging gains of $126 million for the third quarter. For the first nine months, net hedging gains were $398 million pre-tax, compared to $367 million for the first nine months of 2003. A widening of the basis between mortgage rates and swap rates and the continuation of an upsloping yield curve were the primary drivers of the hedging gains. On a more fundamental basis, origination volumes have been trending down from the record levels of 2003. Loans originated for sale were $14.1 billion in the third quarter of 2004, down from $17.3 billion in the second quarter and $30.6 billion in the third quarter a year ago. As volume and therefore production revenue declines, net interest income from loans held for sale will decline as well, with some offset from reduced noninterest expenses associated with incentive compensation and other variable costs of production. An additional item affecting comparisons between periods was a change in accounting made as of the beginning of 2004 to conform to SEC Staff Accounting Bulletin 105. As a result of this change, revenue for the first nine months of 2004 was reduced by approximately $22 million.

National Consumer Finance (NCF): Results for 2004 versus 2003 reflected strong growth trends in origination volumes at both of NCF's major divisions, First Franklin and National Home Equity, with an associated increase in net interest income from a larger loan portfolio and in noninterest income from gains on the sale of loans. First Franklin loans retained in portfolio grew to $18.1 billion at the end of the third quarter, up from $15.1 billion at the beginning of the year and $13.2 billion a year earlier. First Franklin loan originations declined slightly in the third quarter relative to the second quarter, but were significantly above the levels of a year ago. However, margins realized on sales declined, as expected, in the third quarter, resulting in lower noninterest revenue compared to the second quarter. The National Home Equity portfolio, including both lines and loans, grew to $10.5 billion at the end of the third quarter, up from $5.1 billion a year earlier. All National Home Equity production is retained in portfolio.

Asset Management: Net income for the first nine months of 2004 included a $65 million pre-tax ($42 million after tax) gain realized in the second quarter on the sale of the Bond Administration unit within this business line. Revenue associated with this unit was approximately $6 million in the first half, with no material ongoing effect on net income. Excluding the gain, net income growth in 2004 reflects fee income growth from higher assets under management, primarily due to higher market values, and acquisitions.

National Processing: The linked-quarter and year-over-year increases in net income reflect revenue gains from higher dollar volume and number of transactions. Transaction growth reflected increased activity from existing merchant accounts, mainly due to better economic conditions, as well as the addition of new merchants, and was also aided by the acquisition of Bridgeview Payment Solutions in June 2003. As discussed in Note 3, this business unit was sold in October 2004.

Parent and Other: This category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. The higher loss in the third quarter compared to the second quarter reflects higher severance and related charges and intangibles amortization arising from the Provident acquisition. Total severance and related charges were $17 million in the third quarter versus only $6 million in the second quarter. In addition, the second quarter included a gain of $19 million associated with certain cash flow hedging transactions that did not qualify for special hedge accounting under FAS 133. Third quarter results also include $11 million of amortization of an operating lease intangible, recognized in connection with the Provident acquisition, with no such expense in the prior quarter. In terms of current year results versus the prior year, there were a number of unusual items in 2003 affecting comparisons. The second quarter of 2003 included a contribution of appreciated securities to the Corporation's charitable foundation in the amount of $40 million, partially offset by bank stock fund gains of $32 million. In addition, the first nine months of 2003 included severance and related charges of $77 million, mainly in the first quarter, compared to $26 million of such costs in the first nine months of 2004. In general, net interest expense was higher in 2004 compared to 2003, due to the cost of maintaining an asset-sensitive interest rate risk position and from internal crediting rates on new deposits being higher than the immediately available investment opportunities for those funds.

FINANCIAL CONDITION

This section should also be reviewed in conjunction with the average balance sheets presented on pages 73-74.

AVERAGE EARNING ASSETS

A summary of average earning assets follows:

                                                                   Three Months Ended                       Nine Months Ended
                                                       -------------------------------------------    -----------------------------
                                                       SEPTEMBER 30      June 30      September 30    SEPTEMBER 30     September 30
(In Millions)                                              2004            2004           2003            2004             2003
-------------                                              ----            ----           ----            ----             ----
Portfolio loans
    Commercial                                           $  24,784         $  19,531     $  21,152       $  21,073         $ 21,851
    Commercial construction                                  2,815             2,270         2,425           2,445            2,309
    Real estate -- commercial                               11,993            10,821         9,450          10,881            9,448
    Real estate -- residential                              29,639            27,981        24,088          28,238           22,539
    Home equity lines of credit                             16,247            12,819         9,612          13,498            8,847
    Credit card and other unsecured lines of credit          2,281             2,232         2,170           2,265            2,096
    Other consumer                                           7,565             7,209         8,167           7,392            8,028
                                                         ---------         ---------     ---------       ---------         --------
         Total portfolio loans                              95,324            82,863        77,064          85,792           75,118
Loans held for sale or securitization                       11,861            13,910        27,036          12,695           24,575
Securities (at amortized cost)                               9,670             6,646         6,667           7,625            7,447
Other                                                        1,477             1,148         1,217           1,148              928
                                                         ---------         ---------     ---------       ---------         --------
TOTAL EARNING ASSETS                                     $ 118,332         $ 104,567     $ 111,984       $ 107,260         $108,068
                                                         =========         =========     =========       =========         ========

Average portfolio loans grew 15% and 24% during the third quarter of 2004 compared to the second quarter of 2004 and the same quarter a year ago, respectively. Average portfolio loans grew 14% during the first nine months of 2004 over the same comparable period last year. This growth resulted from portfolio loans acquired in the Provident acquisition during the third quarter of 2004, as well as the retention of residential real estate loan production from First Franklin, and home equity production from the National Home Equity division. Total portfolio loans acquired with Provident totaled $8.8 billion at September 30, 2004, including $5.2 billion, $834 million, $395 million, and $1.6 billion of commercial, commercial real estate, commercial construction and home equity loans, respectively. First Franklin production retained in the residential real estate portfolio totaled $2.8 billion during the third quarter of 2004, compared to $3.1 billion last quarter and $3.3 billion for the third quarter of 2003. Over the past twelve months, $10.2 billion of First Franklin loans were retained in portfolio. Period-end First Franklin residential real estate loans grew to $18.1 billion at September 30, 2004, up from $16.7 billion last quarter and $13.2 billion at September 30, 2003. Additionally, during the first nine months of 2004, $196 million of adjustable-rate mortgage loans originated by National City Mortgage Co. (NCMC) were retained in portfolio, compared to $1.2 billion of these loans retained in portfolio during 2003. Offsetting the growth in the real estate residential portfolio was the reclassification of $124 million of the former Loan Zone portfolio to loans held for sale during the third quarter of 2004, coupled with the sales from the former Altegra portfolio of $1.1 billion over the past twelve months. Home equity growth, other than the aforementioned loans acquired from Provident, reflects sustained growth in production during the third quarter and first nine months of 2004, and continues to benefit from a low interest rate environment and focus on the national market. The growth in the commercial and commercial real estate portfolio was mainly attributed to the aforementioned loans acquired from Provident. Excluding the impact from Provident, commercial borrowing activity has increased, however, the impact of new borrowings has been more than offset by paydowns in the portfolio. Commercial loan borrowings are expected to grow over the remainder of 2004.

The linked quarter and year-over-year decrease in average loans held for sale is mainly attributed to lower levels of origination volume at NCMC, offset to some extent by mortgage loan origination activity at First Franklin, the aforementioned reclassification of the former Lone Zone portfolio to held for sale, and commercial real estate loans held for sale balances generated by the Red Capital Mortgage and Capstone Realty. The increase in First Franklin loans held for sale is reflective of expansion of its production footprint, new product offerings, and a higher percentage of production being sold to third parties, versus held in portfolio, than in the past.

The primary driver behind the linked-quarter increase in the securities portfolio is the addition of $3.1 billion of securities acquired with Provident. The lower increase in average securities during the first nine months of 2004 resulted from sales and principal paydowns in the portfolio, specifically mortgage-backed and asset-backed securities, offsetting the effects of securities acquired with Provident.

The following table summarizes the period-end commercial, commercial construction, and commercial real estate portfolios by major industry and exposure to individual borrowers as of September 30, 2004.

                                                                                      Average         Largest Loan
                                                 Outstanding          % to         Loan Balance       to a Single
(Dollars in Millions)                              Balance           Total          Per Obligor         Obligor
---------------------                              -------           -----          -----------         -------
Real estate                                      $  10,816             27%                $ .9              $58
Consumer cyclical                                    5,583             14                   .9               94
Consumer noncyclical                                 3,912              9                   .4               58
Industrial                                           3,346              8                   .9               35
Basic materials                                      2,615              7                  1.4               32
Financial                                            1,920              5                  1.4               37
Services                                             1,286              3                   .4               54
Energy and utilities                                   545              1                  1.0               20
Technology                                             267              1                  2.2               24
Miscellaneous                                        1,930              5                   .2               19
Other(a)                                             5,095             13
                                                 ---------        -------
                                                    37,315             93
Commercial leasing -- all industries                 2,681              7
                                                 ---------        -------
TOTAL                                            $  39,996            100%
                                                 =========        =======


(a) Represents commercial, commercial construction, and commercial real estate balances acquired in the Provident acquisition not yet integrated into National City's systems.

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING

A summary of average interest bearing liabilities and funding follows:

                                                                    Three Months Ended                        Nine Months Ended
                                                      ----------------------------------------------    ----------------------------
                                                      SEPTEMBER 30        June 30       September 30    SEPTEMBER 30    September 30
(In Millions)                                             2004             2004             2003            2004             2003
-------------                                             ----             ----             ----            ----             ----
Noninterest bearing deposits                           $  18,731        $  17,756        $  19,408       $  17,387        $  17,578
Interest bearing core deposits                            48,775           44,664           41,850          45,393           41,241
                                                       ---------        ---------        ---------       ---------        ---------
  Total core deposits                                     67,506           62,420           61,258          62,780           58,819
Purchased deposits                                        15,010           10,248           10,427          10,893           10,188
Short-term borrowings                                      9,153            9,801           11,747           9,496           13,380
Long-term debt                                            25,744           20,031           27,569          22,383           24,786
                                                       ---------        ---------        ---------       ---------        ---------
Total purchased funding                                   49,907           40,080           49,743          42,772           48,354
Stockholders' equity                                      12,359           10,370            9,171          10,802            8,831
                                                       ---------        ---------        ---------       ---------        ---------
TOTAL FUNDING                                          $ 129,772        $ 112,870        $ 120,172       $ 116,354        $ 116,004
                                                       =========        =========        =========       =========        =========
TOTAL INTEREST BEARING LIABILITIES                     $  98,682        $  84,744        $  91,593       $  88,165        $  89,595
                                                       =========        =========        =========       =========        =========
TOTAL CORE DEPOSITS, EXCLUDING
   MORTGAGE ESCROW DEPOSITS                            $  63,099        $  57,672        $  54,470       $  58,578        $  53,257
                                                       =========        =========        =========       =========        =========

The percentage of each funding source to total funding follows:

                                                                   Three Months Ended                         Nine Months Ended
                                                      ---------------------------------------------    -----------------------------
                                                      SEPTEMBER 30       June 30       September 30    SEPTEMBER 30     September 30
                                                          2004             2004            2003            2004             2003
                                                          ----             ----            ----            ----             ----
Noninterest bearing deposits                              14.4%            15.7%           16.2%           14.9%            15.2%
Interest bearing core deposits                            37.6             39.6            34.8            39.0             35.5
                                                         -----            -----           -----           -----            -----
  Total core deposits                                     52.0             55.3            51.0            53.9             50.7
Purchased deposits                                        11.6              9.1             8.7             9.4              8.8
Short-term borrowings                                      7.1              8.7             9.8             8.2             11.5
Long-term debt                                            19.8             17.7            22.9            19.2             21.4
                                                         -----            -----           -----           -----            -----
Total purchased funding                                   38.5             35.5            41.4            36.8             41.7
Stockholders' equity                                       9.5              9.2             7.6             9.3              7.6
                                                         -----            -----           -----           -----            -----
TOTAL                                                    100.0%           100.0%          100.0%          100.0%           100.0%
                                                         =====            =====           =====           =====            =====

The linked-quarter increases in average core deposits and purchased deposits were primarily attributed to deposit balances acquired with the acquisition of Provident in the third quarter of 2004. Provident core deposit and purchased deposits balances totaled approximately $6.9 billion and $5.6 billion, respectively, at September 30, 2004. Short-term borrowings, which are mainly used to fund mortgage loans held for sale, decreased during the first nine months of 2004 consistent with lower average balances of mortgages held for sale. The lower average long-term debt balances for the first nine months of 2004 were primarily attributed to paydowns and maturities more than offsetting the impact of new debt issuances and long-term debt acquired with Provident. The increase in average long-term debt on a linked-quarter comparison resulted the issuance of senior and subordinated bank notes by the bank subsidiaries and the addition of approximately $1.6 billion of debt with Provident.

CAPITAL

The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. For further detail on capital and capital ratios, see Notes 15 and 16 to the consolidated financial statements.

Stockholders' equity was $12.5 billion at September 30, 2004, up from $9.3 billion and $9.1 billion at December 31, 2003 and September 30, 2003, respectively. Equity as a percentage of assets was 9.16% at September 30, 2004, compared to 8.19% at December 31, 2003 and 7.50% a year ago. Book value per common share rose to $18.98 at September 30, 2004, up from $15.39 and $14.89 at December 31, 2003 and September 30, 2003, respectively.

The following table summarizes share repurchase activity for the third quarter of 2004.

                                                                           Total Number of Shares     Maximum Number of Shares that
                                          Total Number       Average      Purchased Under Publicly      May Yet Be Purchased Under
                                            of Shares      Price Paid    Announced Share Repurchase        the Share Repurchase
Period                                    Purchased(a)      Per Share          Authorizations               Authorizations(b)
------                                    ------------      ---------          --------------               -----------------
July 1 to July 31, 2004                     8,200,456        $35.72              8,032,700                       32,955,700
August 1 to August 31, 2004                 2,942,950         37.09              2,358,200                       30,597,500
September 1 to September 30, 2004           5,908,292         38.31              5,607,000                       24,990,500
                                           ----------        ------             ----------                       ----------
  TOTAL                                    17,051,698        $36.86             15,997,900                       24,990,500
                                           ==========        ======             ==========                       ==========

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

On February 16, 2004, the Corporation's Board of Directors authorized a share repurchase program for the repurchase of up to 50 million shares of National City common stock, subject to an aggregate purchase limit of $2.0 billion. This new authorization has no date of expiration and replaced all previous share repurchase authorizations. Shares repurchased under this program and under previous share repurchase authorizations were acquired on the open market and are held for reissue in connection with the Corporation's compensation plans and for general corporate purposes. During the third quarter and first nine months of 2004, 16.0 million and 27.2 million shares of common stock were repurchased, respectively. During the third quarter and first nine months of 2003, 5.3 million and 6.7 million shares of common stock were repurchased, respectively.

The Corporation's businesses typically generate significant amounts of capital each year in excess of normal dividend and reinvestment requirements. Subject to ongoing capital, investment, and acquisition considerations, management intends to acquire all of the remaining shares under the current share repurchase authorization by the end of the first quarter of 2005.

National City declared and paid dividends per common share of $.35 during the third quarter of 2004, up three cents from the quarterly dividend per share declared and paid in the 2003 third quarter of $.32. The dividend payout ratio, representing dividends per share divided by earnings per share, was 40.7% and 57.1% for the third quarters of 2004 and 2003, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors.

At September 30, 2004, the Corporation's market capitalization was $25.4 billion. National City common stock is traded on the New York Stock Exchange under the symbol "NCC." Historical stock price information is presented in the following table.

                                            2004                                     2003
                          ---------------------------------------           -----------------------
                           THIRD           Second           First           Fourth           Third
NYSE: NCC                 QUARTER         Quarter          Quarter          Quarter         Quarter
---------                 -------         -------          -------          -------         -------
High                      $ 39.35         $ 36.10          $37.10           $34.44           $34.56
Low                         34.35           32.60           32.14            29.46            29.03
Close                       38.62           35.01           35.58            33.94            29.46
                          =======         =======          ======           ======           ======

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

The most significant factor affecting the level of net charge-offs and nonperforming and delinquent loans during the first nine months of 2004 and the allowance for loan losses at September 30, 2004 was the overall improvement in the economy over the past year, which lessened the financial stress on companies that had manifested itself through increased levels of delinquencies and net charge-offs in 2003.

There are no particular industry or geographic concentrations in net charge-offs or nonperforming or delinquent loans.

The following tables provide information and statistics on the overall quality of the loan portfolio.

NET CHARGE-OFFS:

                                                  Three Months Ended                           Nine Months Ended
                                    -----------------------------------------------      ------------------------------
                                    SEPTEMBER 30        June 30        September 30      SEPTEMBER 30      September 30
(In Millions)                           2004             2004              2003              2004              2003
-------------                           ----             ----              ----              ----              ----
Commercial                             $40              $ (6)            $ 34              $ 50              $216
Commercial construction                  2                --                1                 2                 2
Real estate -- commercial                3                 3                9                 5                16
Real estate -- residential              12                20               37                50                93
Home equity lines of credit              4                 4                4                12                13
Credit card and other
 unsecured lines of credit              23                25               22                78                65
Other consumer                          14                16               17                46                54
                                       ---              ----             ----              ----              ----
TOTAL NET CHARGE-OFFS                  $98              $ 62             $124              $243              $459
                                       ===              ====             ====              ====              ====

Net charge-offs as a percentage of average loans by portfolio type follow:

                                                              Three Months Ended                           Nine Months Ended
                                               SEPTEMBER 30       June 30       September 30       SEPTEMBER 30      September 30
                                                   2004             2004            2003               2004              2003
                                                   ----             ----            ----               ----              ----
Commercial                                         .64%             (.11)%            .63%              .32%             1.32%
Commercial construction                            .32              (.07)             .12               .10               .11
Real estate -- commercial                          .09               .16              .36               .06               .23
Real estate -- residential                         .16               .29              .61               .24               .55
Home equity lines of credit                        .09               .13              .19               .12               .19
Credit card and other
 unsecured lines of credit                        4.01              4.66             4.13              4.58              4.17
Other consumer                                     .77               .80              .83               .82               .90
                                                  ====              ====             ====              ====              ====
TOTAL NET CHARGE-OFFS
  TO AVERAGE PORTFOLIO LOANS (ANNUALIZED)          .41%              .30%             .64%              .38%              .82%
                                                  ====              ====             ====              ====              ====

The linked-quarter increase in net charge-offs is mainly attributed to losses associated with the commercial, commercial construction, and real estate commercial portfolios acquired with Provident, amounting to $26 million of the $48 million increase, including $7 million in net charge-offs recognized with airline leases acquired with Provident. The decrease in net charge-offs during the first nine months of 2004 is primarily due to overall lower commercial losses, aided by lower levels of nonperforming loans and by loan sales, which taken together more than offset the impact to net charge-offs associated with the Provident acquisition. The decrease in residential real estate net charge-offs during the third quarter and first nine months of 2004 reflects sustained improvement in the overall credit quality of the portfolio, including the effects of selling $1.1 billion of the former Altegra portfolio over the past twelve months. The increase in credit card and other unsecured lines of credit net charge-offs for the nine months of 2004 was reflective of higher losses associated with the seasoning of the portfolio and higher levels of consumer bankruptcies. The decrease in other consumer net charge-offs during the first nine months of 2004 resulted from improvement in the overall credit quality of the portfolio coupled with runoff in the auto lease and certain product segments of the direct and indirect portfolios.

NONPERFORMING ASSETS:

                                                         SEPTEMBER 30      December 31      September 30
(Dollars in Millions)                                        2004             2003              2003
---------------------                                        ----             ----              ----
Commercial                                                   $212             $257              $341
Commercial construction                                        13                7                 9
Real estate -- commercial                                     101               67                65
Real estate -- residential                                    176              219               214
                                                             ----             ----              ----
TOTAL NONPERFORMING LOANS                                     502              550               629
Other real estate owned (OREO)                                107               99               110
Mortgage loans held for sale and other                         19                8                17
                                                             ----             ----              ----
TOTAL NONPERFORMING ASSETS                                   $628             $657              $756
                                                             ====             ====              ====
NONPERFORMING ASSETS AS A PERCENTAGE OF:
  PERIOD-END PORTFOLIO LOANS AND OTHER
     NONPERFORMING ASSETS                                     .64%             .83%              .97%
  PERIOD-END TOTAL ASSETS                                     .46              .58               .62
                                                             ====             ====              ====

Detail of loans 90 days past due accruing interest follows:

                                                        SEPTEMBER 30      December 31      September 30
(In Millions)                                               2004              2003             2003
-------------                                               ----              ----             ----
Commercial                                                    $51            $  20               $38
Commercial construction                                        16                3                10
Real estate - commercial                                       46               32                22
Real estate - residential                                     423              428               416
Home equity lines of credit                                     9               15                15
Credit card and other unsecured lines of credit                22               18                15
Other consumer                                                 13               12                11
Mortgage loans held for sale and other                         48               37                71
                                                             ----             ----              ----
TOTAL LOANS 90 DAYS PAST DUE ACCRUING INTEREST               $628             $565              $598
                                                             ====             ====              ====

In general, many of the same factors that affected comparability in net charge-offs also drove changes in nonperforming assets and loans 90 days past due. The lower balance of commercial nonperforming loans at September 30, 2004 was primarily attributed to improved credit quality and sales of nonperforming loans, which more than offset $56 million of nonperforming loans acquired as part of the Provident acquisition. During the first nine months of 2004, $12 million in commercial nonperforming loans were sold to third parties. Over the past twelve months, commercial nonperforming loans sold were $39 million. Commercial, commercial construction and real estate commercial nonperforming assets and loans 90 days past due increased primarily due to delinquent loans acquired as part of the acquisitions of both Allegiant and Provident. Nonperforming loans and loans 90 days past due for these acquired portfolios totaled $96 million and $42 million, respectively, at September 30, 2004.

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

The allowance for loan losses as a percentage of portfolio loans was 1.34% and 1.45% at September 30, 2004 and 2003, respectively. The provision for loan losses was $98 million for the third quarter of 2004, compared to $61 million last quarter, and $107 million recorded for the same quarter last year. For the first nine months of 2004, the provision for loan losses was $242 million, down from $490 million for the comparable 2003 period. The lower loss provision recognized during the first nine months of 2004 is primarily reflective of the overall improvement in the credit quality of the commercial portfolio. The linked-quarter increase in the loan loss provision is primarily attributed to loan portfolios acquired with Provident.

An allocation of the ending allowance for loan losses by portfolio type follows:

                                                        SEPTEMBER 30   December 31   September 30
(In Millions)                                              2004           2003           2003
-------------                                           ------------   -----------   ------------
Commercial                                                $  564         $  383         $  415
Commercial construction and real estate -
  Commercial                                                  80             56             55
Real estate-- residential                                    136            125            117
Home equity lines of credit and other consumer loans          90             94             90
Credit card and other unsecured lines of credit              125            129            120
Unallocated                                                  309            338            333
                                                          ------         ------         ------
TOTAL ALLOWANCE                                           $1,304         $1,125         $1,130
                                                          ======         ======         ======

The increase in the allowance allocated to the commercial portfolio at September 30, 2004 was reflective of higher allocations to the leveraged lease aircraft portfolio due to deterioration in the financial condition and outlook within specific airlines and across the industry, and to the commercial portfolio acquired with Provident. The increase in the allowance allocated to the commercial construction and real estate commercial portfolios was primarily attributed to portfolio loans acquired as part of the Allegiant and Provident acquisitions. The increase in the allowance allocated to the real estate residential portfolio was due to the continued growth in this portfolio.

The unallocated allowance, which is maintained to absorb estimated probable inherent but undetected losses in the loan portfolio, decreased at September 30, 2004 primarily due to the increased allocation to the aircraft portfolio as described above. The unallocated allowance is based upon management's judgment and reflects continued uncertainty surrounding economic conditions in the near-term, including in the primary Midwest geographic region in which the company operates. Although most observable credit quality indicators have shown improvement, there are also increased risks that additional undetected losses exist in light of the severity of the past recession and ongoing uncertainty. Such uncertainty is evidenced by lagging job creation, volatile commodity and energy prices, the impacts of terrorism and war, budget shortfalls at all levels of government, continuing slow demand for capital investments, especially in the manufacturing sector, and lack of recovery in certain industry sectors, all of which has led to greater volatility in historical loss rates used in National City's credit risk models. Additionally, as the result of acquisitions and expansion of lending activities into new products and markets, the portfolio mix has changed in recent years. As a result, historical loss experience data used in the allowance allocation estimates may not correspond exactly to the characteristics of the current portfolio. Accordingly, the unallocated allowance includes an amount of additional imprecision associated with the newly acquired portfolio loans from Allegiant and Provident. Also, in some portfolio sectors, robust data representative of a complete economic cycle is not available. In light of these factors, management believes that the actual risk of loss in the portfolio may be greater than the estimates in the historical loss allocation models.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation's Board of Directors. The Corporation is also exposed to equity price risk through its internally managed portfolio of bank and thrift common stock investments. As of September 30, 2004, this portfolio had a cost basis and fair value of $187 million and $200 million, respectively. Price risk is mitigated through active portfolio management and by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.

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

The most recent earnings simulation model prepared for the October 2004 ALCO meeting projects net income would remain unchanged from base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 1.2% if rates were two standard deviations below the implied forward curve over the same period. Both of the earning simulation projections in net income were within the ALCO guideline of -4.0%.

The earnings simulation model excludes the potential effects on fee income and noninterest expense associated with changes in interest rates. Mortgage banking revenue in particular, which is generated from originating, selling, and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand and the value of mortgage servicing assets. In general, low or declining interest rates typically lead to increased origination and sales income but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence origination and sales income while servicing-related income may rise due to lower prepayments. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. Risk related to mortgage banking activities is also monitored by ALCO.

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

The most recent market value model prepared for the October 2004 ALCO meeting estimated the current DOE at -0.2. DOE would rise to +0.8 given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0. DOE would fall to -3.1 given a parallel shift of the yield curve down 150 basis points and would be out of the minimum constraint of -1.0; however, management believes the likelihood of a sustained 150 basis point fall in rates from current rate levels to be unlikely.

At the end of 2003, the interest-rate-risk position, as presented and discussed in the 2003 Form 10-K, was asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. During the first nine months of 2004, the Corporation maintained an asset sensitive interest-rate-risk position both from an earnings simulation and DOE perspective due to management's expectation that rates would rise.

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

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Funding sources did not change significantly during the third quarter and first nine months of 2004. Core deposits, the most significant source of funding, comprised approximately 51% of funding at September 30, 2004, 54% of funding at December 31, 2003, and 50% of funding at September 30, 2003. Asset securitization vehicles have also been used as a source of funding over the past several years. During the nine months of 2004, the Corporation securitized $890 million of automobile loans. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.

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

The primary source of funding for the holding company has been dividends and returns of investment from its bank subsidiaries. As discussed in Note 15 to the consolidated financial statements, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company. During the first nine months of 2004, the bank subsidiaries declared and paid cash dividends totaling $1.7 billion. There were no returns of capital provided to the holding company from the bank subsidiaries during the first nine months of 2004.

Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At September 30, 2004, December 31, 2003 and September 30, 2003, $896 million, $693 million and $633 million, respectively, of commercial paper borrowings were outstanding.

The holding company has a $500 million internal line of credit with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at September 30, 2004, December 31, 2003, and September 30, 2003. The holding company also has a $375 million revolving credit agreement with a group of unaffiliated financial institutions, which serves as a back-up liquidity facility. No borrowings have occurred under this facility. This facility expires in 2005 with a provision to extend the expiration date under certain circumstances.

The Corporation also has in place a shelf registration with the SEC to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. During the first nine months of 2004, the holding company issued $200 million of senior notes under this shelf registration, leaving $1.3 billion available for future issuance.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of September 30, 2004, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include accrued interest, unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. This table excludes contractual obligations associated with National Processing, Inc., as this business was sold in October 2004. Refer to Note 3 for further discussion on this sale. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                                         PAYMENTS DUE IN
                                                          ---------------------------------------------
                                                                        ONE TO      THREE TO     OVER
                                              NOTE        ONE YEAR      THREE        FIVE        FIVE
(In Millions)                               REFERENCE     OR LESS       YEARS        YEARS       YEARS       TOTAL
-------------                               ---------     -------      -------      --------    -------     -------
Deposits without a stated maturity(a)                     $55,676      $    --      $    --     $    --     $55,676
Consumer and brokered certificates
 of deposits(b)(c)                                          7,663        9,405        2,636       4,870      24,574
Federal funds borrowed and security
 repurchase agreements(b)                                   6,543           --           --          --       6,543
Borrowed funds(b)                                 12        7,414           --           --          --       7,414
Long-term debt(b)(c)                          13, 14        8,875       12,120        5,441       6,159      32,595
Operating leases                                              133          217          168         335         853
Purchase obligations                                          137          137           47          13         334

(a)   Excludes interest.

(b) Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at September 30, 2004. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(c) Excludes unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments.

The Corporation's operating lease obligations represent short and long-term lease and rental payments for facilities, certain software, and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, data processing, advertising, and the outsourcing of certain operational activities.

The Corporation also has obligations under its postretirement plan as described in Note 21 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation did not have any commitments or obligations to the defined benefit pension plan at September 30, 2004, due to the funded status of the plan.

The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at September 30, 2004 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 22 to the consolidated financial statements.

Commitments: The following table details the amounts and expected maturities of significant commitments as of September 30, 2004. Further discussion of these commitments is included in Note 19 to the consolidated financial statements.

                                                        One Year      One to      Three to      Over
(In Millions)                                           or Less    Three Years   Five Years  Five Years   Total
-------------                                           -------    -----------   ----------  ----------   -----
Commitments to extend credit:
  Commercial                                            $ 7,803      $5,850        $3,835      $372      $17,860
  Residential real estate                                19,245          --            --        --       19,245
  Revolving home equity and credit card lines            30,658          --            --        --       30,658
  Other                                                     723          --            --        --          723
Standby letters of credit                                 2,036       1,379           646       120        4,181
Commercial letters of credit                                298          11             1        --          310
Net commitments to sell mortgage loans and mortgage-
  backed securities                                       7,650          33            --        --        7,683
Commitments to fund principal investments                    28         104            40        66          238
Commitments to fund civic and community investments         156          69            26        31          282

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund's investment period at September 30, 2004. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate the commitments are invested, both of which are determined by either the general and/or limited partners of the funds.

The commitments to fund civic and community investments pertain to the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project's partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingent Liabilities: The Corporation may also incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which National City may be held contingently liable, including guarantee arrangements, is included in
Note 19 to the consolidated financial statements.

Off-Balance Sheet Arrangements: The Corporation's significant off-balance sheet arrangements include the use of special-purpose entities, generally securitization trusts, to diversify its funding sources. During the past three years, National City has sold credit card receivables and automobile loans to securitization trusts which are considered qualifying special-purpose entities and, accordingly, are not included in the consolidated balance sheet. In addition, the Corporation acquired nonconforming residential real estate and home equity securitizations as part of the acquisition of Provident. The Corporation continues to service the loans sold to the trusts, for which it receives a servicing fee, and also has certain retained interests in the assets of the trusts. Further discussion on the accounting for securitizations is included in Note 1 to the consolidated financial statements and detail regarding securitization transactions and retained interests is included in Note 5.

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

MORTGAGE SERVICING RIGHT (MSR) ASSETS

Servicing residential mortgage loans for third-party investors represents a significant business activity of the National City Mortgage Co. (NCMC) line of business. As of September 30, 2004, NCMC MSR assets totaled $1.4 billion. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be readily available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are reasonable and comparable to those used by other market participants.

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

DERIVATIVE INSTRUMENTS

The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of September 30, 2004, the recorded fair value of derivative assets and liabilities were $1.2 billion and $634 million, respectively. All derivative instruments are carried at fair value on the balance sheet. The valuation of derivative instruments is considered critical because most are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, management must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. The cash flow projection models are acquired from third parties and the assumptions used by management are based on yield curves, forward yield curves, and implied volatilities observable in the cash and derivatives market. The pricing models are also regularly validated by testing through comparison with other third parties.

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

CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                         Three Months Ended          Nine Months Ended
                                                                      ------------------------------------------------------
                                                                      SEPTEMBER 30  September 30  SEPTEMBER 30  September 30
 (In Millions)                                                            2004          2003          2004          2003
 -------------                                                        ------------  ------------  ------------  ------------
ASSETS
Earning Assets:
  Portfolio loans:
    Commercial                                                         $  24,784     $  21,152     $  21,073     $  21,851
    Commercial construction                                                2,815         2,425         2,445         2,309
    Real estate -- commercial                                             11,993         9,450        10,881         9,448
    Real estate -- residential                                            29,639        24,088        28,238        22,539
    Home equity lines of credit                                           16,247         9,612        13,498         8,847
    Credit card and other unsecured lines of credit                        2,281         2,170         2,265         2,096
    Other consumer                                                         7,565         8,167         7,392         8,028
                                                                       ---------     ---------     ---------     ---------
         Total portfolio loans                                            95,324        77,064        85,792        75,118
  Loans held for sale or securitization:
    Commercial                                                                61            13            32            13
    Commercial real estate                                                   328            --           110            --
    Mortgage                                                              11,472        27,023        12,377        24,562
    Automobile                                                                --            --           176            --
                                                                       ---------     ---------     ---------     ---------
         Total loans held for sale or securitization                      11,861        27,036        12,695        24,575
  Securities available for sale, at cost                                   9,670         6,667         7,625         7,447
  Federal funds sold and security resale agreements                          284           272           358           178
  Other investments                                                        1,193           945           790           750
                                                                       ---------     ---------     ---------     ---------
Total earning assets                                                     118,332       111,984       107,260       108,068
Allowance for loan losses                                                 (1,309)       (1,144)       (1,192)       (1,124)
Fair value appreciation of securities available for sale                      82           202           146           276
Cash and demand balances due from banks                                    3,354         3,554         3,153         3,466
Properties and equipment                                                   1,259         1,059         1,169         1,068
Equipment leased to others                                                 1,248            68           446            74
Other real estate owned                                                      112           107           101           111
Mortgage servicing assets                                                  1,842         1,225         1,592           931
Goodwill                                                                   3,315         1,103         1,946         1,089
Other intangible assets                                                      225            71           119            70
Derivative assets                                                            330           544           561           851
Accrued income and other assets                                            4,684         4,878         4,326         4,815
                                                                       ---------     ---------     ---------     ---------
TOTAL ASSETS                                                           $ 133,474     $ 123,651     $ 119,627     $ 119,695
                                                                       =========     =========     =========     =========
LIABILITIES
Deposits:
  Noninterest bearing                                                  $  18,731     $  19,408     $  17,387     $  17,578
  NOW and money market                                                    29,778        26,091        28,577        24,884
  Savings                                                                  2,679         2,422         2,542         2,442
  Consumer time                                                           16,318        13,337        14,274        13,915
  Brokered retail CDs                                                      4,373         2,502         1,810         2,657
  Other                                                                      828           739           585           616
  Foreign                                                                  9,809         7,186         8,498         6,915
                                                                       ---------     ---------     ---------     ---------
         Total deposits                                                   82,516        71,685        73,673        69,007
                                                                       ---------     ---------     ---------     ---------
Federal funds borrowed and security repurchase agreements                  8,033        10,660         8,076        11,634
Borrowed funds                                                             1,120         1,087         1,420         1,746
Long-term debt                                                            25,744        27,569        22,383        24,786
Derivative liabilities                                                       364           511           381           588
Accrued expenses and other liabilities                                     3,338         2,968         2,892         3,103
                                                                       ---------     ---------     ---------     ---------
TOTAL LIABILITIES                                                        121,115       114,480       108,825       110,864
STOCKHOLDERS' EQUITY
  Preferred                                                                   --            --            --            --
  Common                                                                  12,359         9,171        10,802         8,831
                                                                       ---------     ---------     ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                                                12,359         9,171        10,802         8,831
                                                                       ---------     ---------     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 133,474     $ 123,651     $ 119,627     $ 119,695
                                                                       =========     =========     =========     =========

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

                                                                                       Daily Average Balance
                                                                -----------------------------------------------------------------
                                                                                2004                                2003
                                                                -------------------------------------     -----------------------
                                                                 THIRD         Second         First        Fourth        Third
(Dollars in Millions)                                           QUARTER       Quarter        Quarter       Quarter       Quarter
---------------------                                           --------      --------      --------      --------      --------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                                  $  24,845     $  19,552     $  18,873     $  20,035     $  21,165
    Commercial construction                                         2,815         2,270         2,245         2,445         2,425
    Real estate-- commercial                                       12,321        10,821         9,819         9,587         9,450
    Real estate-- residential                                      41,111        41,870        38,856        42,624        51,111
    Home equity lines of credit                                    16,247        12,819        11,396        10,410         9,612
    Credit card and other unsecured lines of credit                 2,281         2,232         2,283         2,330         2,170
    Other consumer                                                  7,565         7,209         7,936         8,150         8,167
                                                                ---------     ---------     ---------     ---------     ---------
      Total loans                                                 107,185        96,773        91,408        95,581       104,100
  Securities available for sale, at cost:
    Taxable                                                         9,023         5,979         5,879         5,860         5,988
    Tax-exempt                                                        647           667           658           674           679
                                                                ---------     ---------     ---------     ---------     ---------
      Total securities available for sale                           9,670         6,646         6,537         6,534         6,667
  Federal funds sold, security resale
    agreements and other investments                                1,477         1,148           814         1,103         1,217
                                                                ---------     ---------     ---------     ---------     ---------
      Total earning assets/total interest income/rates            118,332       104,567        98,759       103,218       111,984
Allowance for loan losses                                          (1,309)       (1,143)       (1,124)       (1,125)       (1,144)
Fair value appreciation of securities
  available for sale                                                   82           138           220           201           202
Nonearning assets                                                  16,369        12,270        11,568        12,172        12,609
                                                                ---------     ---------     ---------     ---------     ---------
TOTAL ASSETS                                                    $ 133,474     $ 115,832     $ 109,423     $ 114,466     $ 123,651
                                                                =========     =========     =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                                 $  29,778     $  28,614     $  27,325     $  26,845     $  26,091
  Savings accounts                                                  2,679         2,576         2,369         2,367         2,422
  Consumer time deposits                                           16,318        13,474        13,008        13,178        13,337
  Other deposits                                                    5,201         1,098           858         1,205         3,241
  Foreign deposits                                                  9,809         9,150         6,520         7,260         7,186
  Federal funds borrowed                                            5,156         5,548         4,996         5,765         7,632
  Security repurchase agreements                                    2,877         2,706         2,946         2,989         3,028
  Borrowed funds                                                    1,120         1,547         1,594           992         1,087
  Long-term debt                                                   25,744        20,031        21,339        25,056        27,569
                                                                ---------     ---------     ---------     ---------     ---------
    Total interest bearing liabilities/
      total interest expense/rates                                 98,682        84,744        80,955        85,657        91,593
  Noninterest bearing deposits                                     18,731        17,756        15,658        16,089        19,408
  Accrued expenses and other liabilities                            3,702         2,962         3,151         3,330         3,479
                                                                ---------     ---------     ---------     ---------     ---------
TOTAL LIABILITIES                                                 121,115       105,462        99,764       105,076       114,480
TOTAL STOCKHOLDERS' EQUITY                                         12,359        10,370         9,659         9,390         9,171
                                                                ---------     ---------     ---------     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 133,474     $ 115,832     $ 109,423     $ 114,466     $ 123,651
                                                                =========     =========     =========     =========     =========
TAX-EQUIVALENT NET INTEREST INCOME
                                                                =========     =========     =========     =========     =========
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
                                                                ---------     ---------     ---------     ---------     ---------
NET INTEREST MARGIN
                                                                =========     =========     =========     =========     =========

(a) Includes loans held for sale or securitization

                                                                                   Quarterly Interest
                                                                    ------------------------------------------------
                                                                                2004                    2003
                                                                    ----------------------------  ------------------
                                                                      THIRD    Second     First    Fourth     Third
(Dollars in Millions)                                                QUARTER   Quarter   Quarter   Quarter   Quarter
---------------------                                               --------  --------  --------  --------  --------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                                      $    273  $    179  $    175  $    183  $    198
    Commercial construction                                               33        24        24        25        27
    Real estate-- commercial                                             173       151       143       144       146
    Real estate-- residential                                            664       656       608       683       807
    Home equity lines of credit                                          169       138       123       103        99
    Credit card and other unsecured lines of credit                       46        45        47        45        43
    Other consumer                                                       124       115       131       138       140
                                                                    --------  --------  --------  --------  --------
      Total loans                                                      1,482     1,308     1,251     1,321     1,460
  Securities available for sale, at cost:
    Taxable                                                              111        70        74        73        71
    Tax-exempt                                                            12        13        12        12        13
                                                                    --------  --------  --------  --------  --------
      Total securities available for sale                                123        83        86        85        84
  Federal funds sold, security resale
    agreements and other investments                                      15        11        13        10        10
                                                                    --------  --------  --------  --------  --------
      Total earning assets/total interest income/rates              $  1,620  $  1,402  $  1,350  $  1,416  $  1,554
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
                                                                    --------  --------  --------  --------  --------
TOTAL ASSETS
                                                                    ========  ========  ========  ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                                     $     61  $     57  $     57  $     59  $     63
  Savings accounts                                                         3         2         2         2         3
  Consumer time deposits                                                 114       117       112       118       120
  Other deposits                                                          19         4         2         4         8
  Foreign deposits                                                        34        22        15        17        19
  Federal funds borrowed                                                  20        16        14        16        27
  Security repurchase agreements                                           5         4         4         4         4
  Borrowed funds                                                           4         3         3         2         2
  Long-term debt                                                         164       110       116       153       157
                                                                    --------  --------  --------  --------  --------
    Total interest bearing liabilities/
      total interest expense/rates                                  $    424  $    335  $    325  $    375  $    403
  Noninterest bearing deposits
  Accrued expenses and other liabilities
                                                                    --------  --------  --------  --------  --------
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
                                                                    --------  --------  --------  --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    ========  ========  ========  ========  ========
TAX-EQUIVALENT NET INTEREST INCOME                                  $  1,196  $  1,067  $  1,025  $  1,041  $  1,151
                                                                    ========  ========  ========  ========  ========
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
                                                                    --------  --------  --------  --------  --------
NET INTEREST MARGIN
                                                                    ========  ========  ========  ========  ========


(a) Includes loans held for sale or securitization

                                                                                    Average Annualized Rate
                                                               -----------------------------------------------------------------
                                                                               2004                               2003
                                                               -------------------------------------     -----------------------
                                                                 THIRD        Second         First        Fourth         Third
                                                                QUARTER       Quarter       Quarter       Quarter       Quarter
                                                               ---------     ---------     ---------     ---------     ---------
ASSETS
Earning Assets:
  Loans(a):
    Commercial                                                      4.36%         3.69%         3.72%         3.63%         3.73%
    Commercial construction                                         4.64          4.34          4.30          4.07          4.48
    Real estate-- commercial                                        5.58          5.61          5.87          5.99          6.10
    Real estate-- residential                                       6.47          6.26          6.26          6.41          6.31
    Home equity lines of credit                                     4.16          4.29          4.33          3.97          4.11
    Credit card and other unsecured lines of credit                 8.16          8.02          8.30          7.57          7.81
    Other consumer                                                  6.51          6.43          6.62          6.76          6.79
                                                               ---------     ---------     ---------     ---------     ---------
      Total loans                                                   5.52          5.42          5.49          5.52          5.59
  Securities available for sale, at cost:
    Taxable                                                         4.92          4.69          5.01          4.92          4.81
    Tax-exempt                                                      7.28          7.62          7.53          7.50          7.50
                                                               ---------     ---------     ---------     ---------     ---------
      Total securities available for sale                           5.08          4.98          5.26          5.19          5.08
  Federal funds sold, security resale
    agreements and other investments                                3.94          3.97          6.49          3.26          3.29
                                                               ---------     ---------     ---------     ---------     ---------
      Total earning assets/total interest income/rates              5.46%         5.37%         5.48%         5.47%         5.53%
Allowance for loan losses
Fair value appreciation of securities
  available for sale
Nonearning assets
                                                               ---------     ---------     ---------     ---------     ---------
TOTAL ASSETS
                                                               =========     =========     =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  NOW and money market accounts                                      .82%          .80%          .83%          .88%          .96%
  Savings accounts                                                   .34           .35           .35           .36           .39
  Consumer time deposits                                            2.78          3.50          3.47          3.55          3.58
  Other deposits                                                    1.46          1.13          1.13          1.07          1.05
  Foreign deposits                                                  1.35           .98           .94           .94          1.05
  Federal funds borrowed                                            1.56          1.15          1.13          1.09          1.37
  Security repurchase agreements                                     .77           .56           .55           .53           .53
  Borrowed funds                                                    1.35           .81           .75           .96           .98
  Long-term debt                                                    2.54          2.21          2.18          2.42          2.26
                                                               ---------     ---------     ---------     ---------     ---------
    Total interest bearing liabilities/
      total interest expense/rates                                  1.71%         1.59%         1.62%         1.74%         1.75%
  Noninterest bearing deposits
  Accrued expenses and other liabilities
                                                               ---------     ---------     ---------     ---------     ---------
TOTAL LIABILITIES
TOTAL STOCKHOLDERS' EQUITY
                                                               ---------     ---------     ---------     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               =========     =========     =========     =========     =========
TAX-EQUIVALENT NET INTEREST INCOME
                                                               =========     =========     =========     =========     =========
INTEREST SPREAD                                                     3.75%         3.78%         3.86%         3.73%         3.78%
Contribution of noninterest bearing sources of funds                 .29           .31           .30           .30           .32
                                                               ---------     ---------     ---------     ---------     ---------
NET INTEREST MARGIN                                                 4.04%         4.09%         4.16%         4.03%         4.10%
                                                               =========     =========     =========     =========     =========

(a) Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 65-67 of this report are incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

National City Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2004, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 62 of this report are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the September 30, 2004 Form 10-Q have been filed separately with the SEC and' are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.

EXHIBIT INDEX

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
------                                -------------------
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

10.10          Form of contracts with David A. Daberko, William E. MacDonald
               III, Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A.
               Richlovsky, James P. Gulick, John D. Gellhausen, Herbert R.
               Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James R.
               Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, J.
               Armando Ramirez, Paul G. Clark, Shelley J. Seifert, and Ted M.
               Parker (filed as Exhibit 10.29 to Registrant's Form S-4
               Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).

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

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
------                                -------------------
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

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
------                                -------------------
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

10.41          Agreement Not to Compete with Robert J. Ondercik (filed as
               Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.42 Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as
               Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.43          Amendment No. 2 to the National City Savings and Investment Plan
               No. 2, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.43 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

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

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
------                                -------------------
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

31.1 Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated November 8, 2004 for National City Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 2004.

31.2 Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated November 8, 2004 for National City Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 2004.

32.1 Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated November 8, 2004 for National City Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 2004.

32.2 Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated November 8, 2004 for National City Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 2004.

REPORTS ON FORM 8-K

The following reports were filed or furnished, as indicated in the individual report, by National City Corporation during the three-month period ended September 30, 2004 and through the date of this Form 10-Q filing:

July 1, 2004            National City issued a news release announcing the
                        completion of its acquisition of Provident.

July 13, 2004           National City issued a news release announcing an
                        agreement to sell National Processing Inc., the Corporation's 83% owned payment processing company, to Bank of America.

July 16, 2004           National City issued a news release announcing its
                        financial results for the quarterly and year-to-date periods ended June 30, 2004, and the availability of the June 30, 2004, Financial Supplement on its Web site at www.NationalCity.com.

September 13, 2004      National City announced the posting of its August 31,
                        2004, Mid-Quarter Update to Financial Supplement to its
                        Web site.

October 5, 2004         National City issued a news release announcing the
                        completion of its acquisition of Wayne Bancorp, Inc.

October 8, 2004         National City announced that the shareholders of
                        National Processing, Inc. (NPI) approved the sale of NPI to Bank of America pursuant to the Agreement and Plan of Merger.

October 14, 2004        National City issued a news release announcing its
                        financial results for the quarterly and year-to-date periods ended September 30, 2004, and the availability of the September 30, 2004, Financial Supplement on its
                        Web site.

October 14, 2004        National City filed a Form 8-K/A to the October 14,
                        2004, Form 8-K, furnishing an updated news release announcing its financial results for the quarterly and year-to-date periods ended September 30, 2004.

October 18, 2004        National City announced the completion of the sale of
                        National Processing, Inc. to Bank of America.

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

INVESTOR INFORMATION

Jennifer Hammarlund
Investor Relations
Department 2101
P.O. Box 5756 Cleveland, Ohio 44101-0756
800-622-4204
E-mail: investor.relations@nationalcity.com

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

DEBT RATINGS

                                           MOODY'S
                                FITCH     INVESTORS     STANDARD
                               RATINGS     SERVICE      & POOR'S
                               -------     -------      --------
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

                         FORM 10-Q -- SEPTEMBER 30, 2004

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL CITY CORPORATION
                                          --------------------------------------
                                          (Registrant)

Date: November 8, 2004

                                          /s/ DAVID A. DABERKO

                                          --------------------------------------
                                          David A. Daberko
                                          Chairman and Chief Executive Officer

                                          /s/ JEFFREY D. KELLY
                                          --------------------------------------
                                          Jeffrey D. Kelly
                                          Executive Vice President and Chief
                                          Financial Officer

NATIONAL CITY (R)
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484