Form 10-K
period 2004-12-31
NATIONAL CITY CORP
filed 2005-02-14
CIK 69970

                                      2004

                                 ANNUAL REPORT





                                 NATIONAL CITY(R)

About us

National City Corporation (NYSE: NCC), headquartered in Cleveland, Ohio, is one of the nation's largest financial holding companies. We operate through an extensive banking network primarily in Ohio, Illinois, Indiana, Kentucky, Michigan, Missouri and Pennsylvania, and serve customers in selected markets nationally. Our core businesses include commercial and retail banking, mortgage financing and servicing, consumer finance and asset management.


CONTENTS

1  Financial Highlights

2  Chairman's Letter

4  Overview

5  2004 Timeline

8  Board of Directors and Officers

9  Financial Review

   Consolidated Financial Statements and Notes

   Form 10-K

   Certifications of Chief Executive Officer and Chief Financial Officer

FINANCIAL HIGHLIGHTS


(Dollars in Millions, Except Per Share Amounts)         2004            2003            2002

FOR THE YEAR

Revenue
  Tax-Equivalent Net Interest Income                  $4,531          $4,395          $4,036
  Noninterest Income                                   4,463           3,596           2,575
                                                       -----           -----           -----
Total Revenue                                         $8,994          $7,991          $6,611

Net Income                                            $2,780          $2,117          $1,447
Net Income Per Common Share
  Basic                                                $4.37           $3.46           $2.37
  Diluted                                               4.31            3.43            2.35
Dividends Paid Per Common Share                         1.34            1.25            1.20

Return on Average Common Equity                        24.56%          23.60%          18.14%
Return on Average Assets                                2.24            1.79            1.40
Net Interest Margin                                     4.09            4.11            4.34
Efficiency Ratio                                       50.87           51.46           57.12

Average Shares - Basic                           635,450,188     611,205,682     610,186,786
Average Shares - Diluted                         645,510,514     616,410,043     616,174,238


AT YEAR END

Assets                                              $139,280        $114,036        $118,114
Portfolio Loans                                      100,138          79,279          72,134
Earnings Assets                                      123,086         102,505         106,853
Core Deposits                                         67,297          58,922          56,342
Stockholders' Equity                                  12,804           9,329           8,161

Book Value Per Common Share                           $19.80          $15.39          $13.35
Market Value Per Common Share                          37.55           33.94           27.32
Equity to Assets Ratio                                  9.19%           8.18%           6.91%

Common Shares Outstanding                        646,749,650     605,996,120     611,491,359
Common Stockholders of Record                         65,943          61,370          61,916
Full-Time Equivalent Employees                        35,230          33,331          32,731

                                                         [PHOTO OF CHAIRMEN]

                    (Left to Right)

                    Peter E. Raskind
                      Vice Chairman

                    William E. MacDonald III
                      Vice Chairman

                    David A. Daberko
                      Chairman and CEO

                    Jeffrey D. Kelly
                      Vice Chairman and CFO


TO OUR STOCKHOLDERS:

By any standard, 2004 was another highly successful year for National City. Financially, we surpassed previous record levels of assets, equity, net income and related measures. Organizationally, we actively acquired and divested businesses in line with strategic objectives and made several important management changes. Operationally, we executed well against our brand promise -- doing what's right for our customers -- and continued to make substantial investments for the long-term health of our core businesses. This performance is beginning to be reflected in the stock price, which reached an all-time high of $39.66 in October.

Particularly gratifying in 2004 was the performance of the core banking and consumer finance businesses outside of National City Mortgage. While we are proud of the results of National City Mortgage and value its ability to prosper during periods of low interest rates, we know that solid, sustainable growth from the rest of National City, or "RONC" as we have called it, will create the greatest shareholder value over time. We have effectively utilized the extraordinarily strong profits generated by National City Mortgage during the 2001-2004 refinancing booms to make significant growth-oriented investments in the core businesses comprising RONC. The results of these investments became evident in 2004 and will be increasingly visible in 2005 and beyond.

As expected, National City Mortgage experienced a decline in net income in 2004 from the record level of 2003, consistent with lower origination volumes associated with reduced refinancing activity. RONC, however, saw a substantial gain in earnings, obviously including the benefit of some unusual items, but still quite strong on an operating basis. The Wholesale Banking unit doubled its earnings, derived largely from reduced credit costs but also reflecting new customer acquisition. National Consumer Finance, which includes our First Franklin nonconforming lending business as well as National Home Equity, saw a 54% gain in earnings from strong growth in originations and outstandings. Consumer and Small Business Financial Services, our retail banking business, had a solid 10% gain.

Our acquisition and divestiture activity in the past year is consistent with this focus on the core businesses comprising RONC. The acquisition of Allegiant Bancorp, completed in April and fully converted to National City systems and products in July, provides us with a solid base for growth in St. Louis. We will be expanding the existing 36-branch network to around 55 branches over the next several years. Likewise, the acquisition of Provident, closed in July and scheduled for systems conversion this March, provides entree into Cincinnati and Northern Kentucky, an area in the heart


2  2004 Annual Report
of our franchise where we have long sought a presence. As in St. Louis, we will expand the existing 52-branch network to about 70 over the next few years. Provident brought with it an attractive corporate leasing business, strengthening National City's product capability for corporate customers. Both the Provident and Allegiant acquisitions offer excellent opportunities for revenue growth, bringing National City's superior products and proven consumer, small business and middle market banking models to new markets. We also completed and converted a smaller acquisition, Wayne Bancorp, enhancing our branch network in several Northeastern Ohio markets. These transactions are in addition to an ongoing program of targeted de novo expansion of our branch network throughout the rest of the footprint, especially Chicago, where we now have 46 branches.

At the same time, we divested two units, both profitable, where we concluded that we did not have, nor could we reasonably achieve, the scale necessary to be best in class on a long-term basis. The Bond Administration unit within Asset Management was sold in June for a pre-tax gain of $62 million or $.06 per share after-tax. In October, the National Processing line of business was sold for $1.2 billion in cash, resulting in a pre-tax gain of $714 million or $.74 per share after-tax. In both cases we believe that the capital freed up by these sales can be put to more effective use by targeted reinvestment in our core businesses and in acquisitions similar to Provident and Allegiant. To the extent that opportunities meeting our return criteria are not available, we will return the capital to stockholders by way of share repurchases, while maintaining a strong balance sheet, superior risk profile, and consistent dividend policy.

The opportunities to grow and expand our business are real, but, as is almost always the case, so are the challenges we confront. Our core Midwestern markets are, on average, growing more slowly than the country as a whole, and we face stiff competition and margin pressure virtually across the board. To be successful in this environment, we must clearly differentiate ourselves, take market share, and operate with highly effective cost and organizational structures. To that end, we've initiated an internal project, named "Best in Class," to systematically seek out and implement revenue, cost and organizational improvements throughout the company. We anticipate that initiatives identified from this project will be implemented in 2005 with meaningful enhancements to earnings in 2006 and beyond.

Management strength and consistency have long been a National City hallmark, and in the past year we've taken a number of steps to strengthen the management team. Of particular note were the promotions of Jeffrey D. Kelly and Peter E. Raskind to vice chairmen in December. While they have different backgrounds, career paths and responsibilities, they have both made outstanding contributions and are highly respected both inside and outside the company. They have joined Bill MacDonald and me as members of the Office of the Chairman, our senior policy-setting group. We've also installed new leadership and added talent in our asset management businesses, as well as elsewhere in the company, with an emphasis on performance and development.

The pages that follow highlight some of the more noteworthy milestones and events of 2004. They are reflective of a company that strives to do what's right for its customers, cares about its employees and the communities it serves, and is dedicated to being an effective steward of the capital entrusted to it by the stockholders. We look forward with excitement and optimism to more of the same in the year ahead.

Thank you for your continued support and investment.


(-s- David A. Daberko)


David A. Daberko
Chairman and Chief Executive Officer


                                                           2004 Annual Report  3

           At National City, we want to make

                    banking simple for lives that aren't.



                    Keeping true to our brand promise: "At National City, we care about doing what's right for our customers," we made great strides in 2004 to strengthen our company, our solutions and our service. We extended our brand with strategic acquisitions in Ohio and Missouri, offering greater value to new customers in new markets. In our continuing effort to "make banking simple," we streamlined procedures and processes, advanced customer service, developed new products and services, and remerchandised our branches -- all to ensure clarity, cohesiveness and, of course, simplicity. The following timeline charts some of our most notable accomplishments in the last 12 months.


                                                           2004 Annual Report  4

STRATEGIC ACQUISITIONS AND SALES
AWARDS AND ACCOLADES
INNOVATIONS AND INVESTMENTS


1/7

(PICTURE OF ATM MACHINE)

EASIER-TO-USE ATMS WITH ENHANCED FUNCTIONS AND SECURITY -- This $30 million investment will allow us to upgrade or replace all National City ATMs by mid-2006. The "next generation" equipment provides touch screens, faster processing speeds, plus improved security features such as safety mirrors, and recessed keypads and display areas. In addition, 100% of the ATM network will offer voice guidance -- in English or Spanish -- for the visually impaired.

2/19

(PICTURE OF PEOPLE ATTENDING WORKSHOP)

OUR VENDOR DIVERSITY PROGRAM DEVELOPS "CAPITAL IDEAS FOR SMALL BUSINESS GROWTH" WORKSHOP SERIES -- Our Vendor Diversity Program, in partnership with the Urban League of Greater Cleveland, begins hosting a series of quarterly workshops piloted in Northeast Ohio. Results include accolades from business owners and community partners, as well as solid vendor/client referrals and new business for National City.

2/19

(PICTURE OF PEOPLE AT JOB SITE)

TOP SMALL BUSINESS ADMINISTRATION LENDER -- For the third consecutive year, National City ranks as the top SBA lender in Ohio and for the sixth consecutive year, we're the leading SBA lender in the Cleveland market. The SBA also rates us as the top cumulative lender in our footprint and the ninth largest SBA lender in the country.

3/30

(PICTURE OF HOUSE)

NATIONAL CITY MORTGAGE CUSTOMER CALL CENTER RANKS "BEST IN CLASS" -- BenchmarkPortal and the Center for Customer-Driven Quality at Purdue University names our call center as a "Certified Center of Excellence," placing it among the top 10% of call centers evaluated. Among the factors evaluated are operational efficiency, service level standards, process management, customer satisfaction and employee training.

4/9

(PICTURE OF ST. LOUIS ARCH)

ALLEGIANT ACQUISITION EXTENDS FOOTPRINT INTO SEVENTH STATE -- As part of our growth strategy, National City acquires Allegiant Bancorp, Inc. of St. Louis, Missouri. The purchase adds 36 locations to our branch network and we begin preparations to build 23 new offices. In addition to providing St. Louis customers an enhanced array of financial solutions, we establish a charitable fund of $3 million for the local community.

4/12

(PICTURE OF BUSINESSWOMAN)

COMMERCIAL LOAN FUND INCREASES MORE THAN TWOFOLD FOR WOMEN BUSINESS OWNERS -- After achieving our previous goal of $1.5 billion, we increase our commercial loan fund for women entrepreneurs to $3.5 billion over the next five years.


5  2004 Annual Report

5/17

[PICTURE OF BUSINESSMAN]

WE OUTPERFORM ALL COMPANIES IN THE S&P 500 IN CORPORATE GOVERNANCE RATING -- Institutional Shareholder Services, Inc. gives National City a corporate governance score of 100 -- the highest possible score -- placing us above every S&P 500 member. Our rating results from adopting state-of-the-art governance practices that are deemed to be in the best interests of our stockholders.

5/25

[PICTURE OF VARIOUS CERTIFICATES]

SALE OF CORPORATE TRUST BOND ADMINISTRATION STRENGTHENS SERVICE QUALITY -- We reach a definitive agreement to sell our Corporate Trust Bond Administration business, part of Institutional Asset Management at National City. This sale enables us to redeploy resources to provide enhanced services to clients in the areas of investment management, charitable and endowment services, retirement plan services, custody and stock transfer.

6/7

[PICTURE OF WOMAN IN CAR]

WOMEN'S ECONOMIC DEVELOPMENT OUTREACH (WEDO(SM)) TOUR HELPS WOMEN BUSINESS OWNERS SUCCEED -- National City Women Business Advocates, working with economic resource partners in 82 counties throughout PA, MI, IL and KY, share valuable information with more than 2,000 women business owners during weeklong WEDO tours. The tours include discussions on sales strategies, financing, certification and e-commerce.

7/1

[PICTURE OF CITYSCAPE]

PROVIDENT MERGER ESTABLISHES PRESENCE IN SOUTHWEST OHIO AND NORTHERN KENTUCKY -- This acquisition adds 65 branches and 480 ATMs to our network. We also open the headquarters for our national leasing business in Cincinnati and begin to expand banking operations throughout the region. To underscore our commitment to the greater Cincinnati community, we establish a $10 million charitable fund.

9/24

[PICTURE OF COMPUTER]

NATIONALCITY.COM RANKS AMONG THE BEST WEB SITES -- BtoB magazine names NationalCity.com as one of the 10 Great Web Sites for Business. Our site also ranks second in the July 2004 Gomez SOHO/Micro Banker scorecard of bank Web sites which measures how well bank sites serve small businesses. From an "overall" perspective, NationalCity.com moves from eighth to seventh in the mid-year Watchfire/Gomez ranking of bank Web sites.

10/4

[PICTURE OF BREAST CANCER AWARENESS RIBBON]

"A SIMPLE ACT" HELPS SUPPORT THE FIGHT AGAINST BREAST CANCER -- This company-wide campaign makes a $5 donation to the National Breast Cancer Foundation (NBCF) each time a new personal or small business account is opened during the month of October. "A Simple Act" augments our ongoing Diamond Edition(R) Elite Visa(R) card commitment which donates a portion of every transaction to the NBCF.

10/05

[PICTURE OF NATIONAL CITY BANKING LOCATION]

PURCHASE OF WAYNE BANCORP FURTHER STRENGTHENS OUR OHIO NETWORK -- With the addition of Wayne Bancorp of Wooster, Ohio, we extend our reach into several counties adjacent to our existing branch network in Northern Ohio. We also match the value of a previously established $500,000 community foundation, bringing the fund total to $1 million.

10/18

[PICTURE OF CREDIT CARD SCANNER]

NATIONAL CITY SELLS NATIONAL PROCESSING INC. -- In a strategic move supporting our goal of expanding our core banking business, National City sells National Processing for $1.2 billion. The sale results from a review of various strategic alternatives and was overwhelmingly approved by National Processing's shareholders.

10/25

(PICTURE OF BANK'S WEB SITE)

OUR ONLINE BANKING RATES NO. 1 FOR EASE OF USE -- In a competitive industry comparison, Change Sciences Group reviews the top 10 personal online banking sites and ranks National City as the No. 1 online banking Web site overall. The organization cites the superior ease of use and exceptional interface design of our online banking service.


11/16

(PICTURE OF TWO WOMEN)

TOOLS AND PEOPLE IN PLACE TO SERVE THE LATINO MARKET -- Our Hispanic Summit, held in Cleveland, reviews our Latino market accomplishments and presents future goals. The year's highlights include completing Spanish-language versions of our IVR system, Web site, ATMs, merchandising materials, small business prospecting tools, product brochures, pricing schedules, along with TV, radio and print advertising.


11/30

(PICTURE OF TEXT)

WE TAKE TOP HONORS IN NATIONAL CUSTOMER PRIVACY POLL -- A nationwide survey of thousands of consumers by the Ponemon Institute positions National City as the "most trusted guardian of customer privacy." The organization, which conducts its research independent of any sponsorship, asked survey participants how confident they are sharing personal information with their banks. National City scores 1.67 out of a possible 2.0, ranking us No. 1 among banks.


12/1

(PICTURE OF WOMAN WEARING HEADSET)

CUSTOMER CONNECTIONS INVESTMENT SHOWS PROMISING RETURNS -- Our new system of technology, equipment and processes continues to enhance performance by improving the speed and accuracy of customer transactions. Benefits include reduced attrition, increased referrals and operational unit savings.


12/15

(PICTURE OF NEWSPAPER)

NATIONAL CITY STOCK TRANSFER GROUP REMAINS NO. 1 IN AMERICA -- For the seventh consecutive year, our Stock Transfer Group achieves the highest rating in overall transfer agent satisfaction in the annual Group Five Transfer Agent Services Satisfaction Survey. In addition to this achievement, we score a perfect 100 in two categories -- dividend disbursement and proxy tabulation.


12/22

(PICTURE OF MAN IN FRONT OF AIRPLANE)

NEWLY EXPANDED RECREATION FINANCE UNIT FLIES HIGH -- After expanding our recreation finance division nationwide, it posts $1.16 billion in annual retail originations. Contributing to the number was a $155 million month of June and the addition of Aviation Finance, which provides funding to recreational pilots purchasing single- or twin-engine planes.


12/31

(PICTURE OF TWO MEN)

EMERGING MIDDLE MARKET POSTS IMPRESSIVE NUMBERS -- This new delivery model, launched in Michigan at the beginning of the year, has increased in-person calls by over 90% and generated a 50% increase in the number of new clients (as compared to 2003). It enables our sales force to invest more time on service, sales and revenue-producing activities.

BOARD OF DIRECTORS
--------------------------------------------------------------------------------

DAVID A. DABERKO (3,6)                   S. CRAIG LINDNER (1,4)               COMMITTEES:
Chairman & CEO                           Co-CEO & Co-President
National City Corporation                American Financial Group, Inc.       (1) Audit

JON E. BARFIELD (1,6)                    PAUL A. ORMOND (2,6)                 (2) Compensation
Chairman & President                     Chairman, President & CEO
The Bartech Group, Inc.                  Manor Care, Inc.                     (3) Dividend

JAMES S. BROADHURST (1,4)                ROBERT A. PAUL (1,3,4,6)             (4) Risk and Public Policy
Chairman & CEO                           Chairman & CEO
Eat'n Park Hospitality Group, Inc.       Ampco-Pittsburgh Corporation         (5) Nominating

JOHN W. BROWN (2,5,6)                    GERALD L. SHAHEEN (2,5)              (6) Executive
Chairman & CEO                           Group President
Stryker Corporation                      Caterpillar Inc.

CHRISTOPHER M. CONNOR (2,5,6)            JERRY SUE THORNTON, PH.D. (1,3)
Chairman & CEO                           President
The Sherwin-Williams Company             Cuyahoga Community College

JOSEPH T. GORMAN (2,5)                   MORRY WEISS (1,3,4)
Retired Chairman                         Chairman
TRW Inc.                                 American Greetings Corporation

BERNADINE P. HEALY, M.D. (4,6)
Medicine and Health Columnist
and Senior Writer
U.S. News and World Report


OFFICE OF THE CHAIRMAN

David A. Daberko         Jeffrey D. Kelly              William E. MacDonald III       Peter E. Raskind
  Chairman and CEO         Vice Chairman and CFO         Vice Chairman                  Vice Chairman

OFFICERS

EXECUTIVE VICE PRESIDENTS                 SENIOR VICE PRESIDENTS
James R. Bell III                         Paul E. Bibb, Jr.                 Thomas C. Kaylor
Paul G. Clark                             Jeffrey M. Biggar                 J. Michael Kearney
John D. Gellhausen                        E. Kennedy Carter, Jr.            Janis E. Lyons
Paul D. Geraghty                          Jon N. Couture                    W. Robert Manning, Jr.
Thomas W. Golonski                        Robert B. Crowl                   Joseph T. McCartin
Jon L. Gorney                               Comptroller                     Bruce A. McCrodden
Timothy J. Lathe                          Richard J. DeKaser                Chameli Naraine
Herbert R. Martens, Jr.                   J. Andrew Dunham                  L. Andrew Pollock
Ted M. Parker                             Daniel J. Frate                   Thomas A. Richlovsky
Richard B. Payne, Jr.                     Kenneth M. Goetz                    Treasurer
J. Armando Ramirez                        Jane Grebenc                      William H. Schecter
Philip L. Rice                            Mary H. Griffith                  Karin L. Stone
Shelley J. Seifert                        James P. Gulick
Stephen A. Stitle                           General Auditor
David L. Zoeller                          James Hughes
  General Counsel and Secretary           Gregory M. Jelinek



STATE CEOS

ILLINOIS                        MICHIGAN                      OHIO
Joseph A. Gregoire              J. Michael Davis              Philip L. Rice

INDIANA                         MISSOURI                      PENNSYLVANIA
Stephen A. Stitle               Shaun R. Hayes                Thomas W. Golonski

KENTUCKY
Charles P. Denny

8  2004 Annual Report

                                                              2004 ANNUAL REPORT

                                                                              --
                                                                               9

FINANCIAL REVIEW

--------------------------------------------------------------------------------
                                FINANCIAL REVIEW

This Annual Report contains forward-looking statements. See page 31 for further information on the risks and uncertainties associated with forward-looking statements.

The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for each of the past three years and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 37 through 84.

OVERVIEW

The primary source of National City's revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

During 2004, the Corporation completed the acquisition of three financial institutions: Allegiant Bancorp (Allegiant), located in St. Louis, Missouri; Provident Financial Group (Provident), based in Cincinnati, Ohio; and Wayne Bancorp (Wayne), in northeastern Ohio. In addition, the Corporation sold its payment processing business, National Processing, Inc., in the fourth quarter of 2004 and its bond administration business in the second quarter of 2004. The financial results of the acquisitions are included in the consolidated financial results from their respective acquisition dates. The financial results of National Processing and the bond administration business are included up to their respective sale dates. Comparisons to prior years' results are affected by the current year acquisition and divestiture activity.

Net interest income was $4.5 billion in 2004, up 3% over 2003 and 12% over 2002. The increase in net interest income reflects growth in earning assets including contributions from acquisitions. Net interest margin was 4.09% in 2004 in comparison to 4.11% and 4.34% in 2003 and 2002, respectively. A decrease in net interest margin was expected in 2004 relating to the anticipated decline in mortgage loans held for sale as these loans have a larger margin than other loan categories. However, mortgage loans held for sale declined less than originally anticipated due to interest rates remaining relatively low for much of the year.

Home equity and nonconforming mortgage originations and outstandings set records in 2004. Consumer and small business lending turned in strong growth in both balances and revenue. Commercial loans grew during 2004, albeit more slowly than expected, due to new borrowers and loans obtained with acquisitions. As expected, conforming mortgage originations declined in 2004 from the record levels set in the prior year. Industry expectations are that mortgage originations will continue to decline in 2005. Successful hedging strategies protected the value of mortgage servicing rights. We anticipate that home equity lines and loans will continue to grow in 2005.

Deposit service fees increased to $656 million in 2004, up 16% over 2003 and 28% over 2002. The increase in deposit service fees reflects a higher number of transaction accounts and increased transaction activity. Core deposit growth in 2004, excluding the impact of mortgage escrow deposits, was largely from acquisitions. Core deposit balance growth slowed in 2004 as the strategy shifted to place less emphasis on short-term promotional rates in favor of longer-term household acquisition and retention.

Credit quality improved in 2004, particularly in commercial credit. Charge-offs in 2004 were down approximately 40% in comparison to 2003 and 2002. The provision for loan losses in 2004 decreased as credit quality continued to strengthen. Nonperforming assets at year end were $563 million compared to $657 million at the close of 2003, inclusive of acquisitions. We expect credit quality will remain stable in 2005, consistent with current economic conditions.

FINANCIAL REVIEW continued
--------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       10

----------------------------------------------------------------------------------------------------------------
                                                                            Daily Average Balance
----------------------------------------------------------------------------------------------------------------
                   (DOLLARS IN MILLIONS)                        2004       2003       2002      2001      2000
----------------------------------------------------------------------------------------------------------------
ASSETS
  Earning assets:
   Loans(a):
    Commercial                                                $ 22,131   $ 21,403   $ 23,989   $26,029   $23,575
    Commercial construction                                      2,568      2,343      1,380     1,262     1,255
    Real estate - commercial                                    11,326      9,483      8,005     6,788     6,222
    Real estate - residential                                   40,889     45,972     29,615    21,796    14,423
    Home equity lines of credit                                 14,650      9,241      6,986     5,215     4,204
    Credit card and other unsecured lines of credit              2,286      2,155      1,900     2,197     2,431
    Other consumer                                               7,659      8,059     11,384    12,318    13,215
----------------------------------------------------------------------------------------------------------------
      Total loans                                              101,509     98,656     83,259    75,605    65,325
   Securities available for sale, at amortized cost:
    Taxable                                                      7,437      6,548      8,154     7,977    11,195
    Tax-exempt                                                     665        669        674       733       793
----------------------------------------------------------------------------------------------------------------
      Total securities available for sale                        8,102      7,217      8,828     8,710    11,988
   Federal funds sold, security resale agreements, and other
    investments                                                  1,217        973        854       522       469
----------------------------------------------------------------------------------------------------------------
      Total earning assets/total interest income/rates         110,828    106,846     92,941    84,837    77,782
  Allowance for loan losses                                     (1,101)    (1,028)      (951)     (897)     (915)
  Fair value appreciation (depreciation) of securities
   available for sale                                              150        257        255       167      (310)
  Nonearning assets                                             14,433     12,398     11,260     9,055     9,065
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $124,310   $118,473   $103,505   $93,162   $85,622
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing liabilities:
   NOW and money market accounts                              $ 28,897   $ 25,378   $ 20,740   $18,120   $16,549
   Savings accounts                                              2,583      2,423      2,561     2,713     3,207
   Consumer time deposits                                       14,875     13,729     15,064    15,332    15,457
   Other deposits                                                3,062      2,752      3,613     5,802     2,936
   Foreign deposits                                              8,946      7,002      6,302     4,319     3,128
   Federal funds borrowed                                        4,920      7,895      5,459     4,637     3,043
   Security repurchase agreements                                2,918      3,013      3,327     3,887     3,846
   Borrowed funds                                                1,477      1,556      2,406     1,748     2,687
   Long-term debt                                               24,028     24,854     19,558    16,415    16,454
----------------------------------------------------------------------------------------------------------------
      Total interest bearing liabilities/total interest
       expense/rates                                            91,706     88,602     79,030    72,973    67,307
  Noninterest bearing deposits                                  17,763     17,203     13,685    11,622    10,792
  Accrued expenses and other liabilities                         3,525      3,696      2,817     1,593     1,383
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              112,994    109,501     95,532    86,188    79,482
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                      11,316      8,972      7,973     6,974     6,140
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $124,310   $118,473   $103,505   $93,162   $85,622
================================================================================================================
NET INTEREST INCOME
================================================================================================================
INTEREST SPREAD
Contribution of noninterest bearing sources of funds
----------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
================================================================================================================

(a)Includes both portfolio loans and loans held for sale or securitization.

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

The net interest margin is expressed as the percentage of net interest income to average earning assets. Both the interest spread and net interest margin are presented on a tax-equivalent basis. Because noninterest bearing sources of funds, or free funds (principally demand deposits and stockholders' equity) also support earning assets, the net interest margin exceeds the interest spread.

The table above presents net interest income, interest spread, and net interest margin for the five years 2000 through 2004, comparing daily average outstanding balances of earning assets and interest bearing liabilities

--------------------------------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       11

---------------------------------------------------------------------------------------
                 Interest                                   Average Rate
---------------------------------------------------------------------------------------
 2004     2003     2002     2001     2000     2004     2003     2002     2001     2000
---------------------------------------------------------------------------------------
$  936   $  818   $1,133   $1,791   $2,083    4.23%    3.82%    4.72%    6.88%    8.84%
   119      103       79      100      112    4.63     4.41     5.72     7.92     8.92
   648      581      534      540      550    5.72     6.13     6.68     7.96     8.83
 2,591    2,964    2,119    1,712    1,199    6.34     6.45     7.15     7.85     8.31
   652      386      351      397      393    4.45     4.18     5.02     7.61     9.35
   200      173      176      264      338    8.73     8.01     9.26    12.04    13.92
   496      569      953    1,072    1,126    6.48     7.07     8.38     8.70     8.53
---------------------------------------------------------------------------------------
 5,642    5,594    5,345    5,876    5,801    5.56     5.69     6.42     7.77     8.88
   363      339      509      480      698    4.88     5.17     6.25     6.02     6.23
    49       51       55       59       64    7.36     7.68     8.15     8.13     8.12
---------------------------------------------------------------------------------------
   412      390      564      539      762    5.08     5.41     6.39     6.20     6.36
    70       41       37       33       37    5.77     4.17     4.26     6.29     7.85
---------------------------------------------------------------------------------------
$6,124   $6,025   $5,946   $6,448   $6,600    5.53%    5.64%    6.40%    7.60%    8.49%
$  252   $  257   $  301   $  503   $  621     .87%    1.01%    1.45%    2.78%    3.76%
     9       11       21       36       53     .35      .45      .82     1.33     1.67
   467      506      646      843      885    3.14     3.69     4.28     5.50     5.72
    50       34       67      244      184    1.64     1.23     1.84     4.20     6.26
   118       84      114      152      194    1.32     1.20     1.81     3.53     6.19
    71      114      116      186      195    1.45     1.44     2.12     4.02     6.43
    23       19       35      111      200     .78      .63     1.04     2.86     5.21
    15       18       37       64      165    1.03     1.20     1.55     3.66     6.13
   588      587      573      837    1,111    2.45     2.36     2.94     5.10     6.75
---------------------------------------------------------------------------------------
$1,593   $1,630   $1,910   $2,976   $3,608    1.74%    1.84%    2.42%    4.08%    5.36%
=======================================================================================
$4,531   $4,395   $4,036   $3,472   $2,992
=======================================================================================
                                              3.79%    3.80%    3.98%    3.52%    3.13%
                                               .30      .31      .36      .57      .72
---------------------------------------------------------------------------------------
                                              4.09%    4.11%    4.34%    4.09%    3.85%
=======================================================================================

with the associated interest income and expense and the corresponding average rates earned and paid. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2004, 2003, and 2002 were $28 million, $28 million, and $30 million, respectively. Average outstanding loan balances include nonperforming loans and loans held for sale or securitization. Average outstanding securities balances are computed based on amortized cost and exclude unrealized gains and losses on securities available for sale.

In order to manage exposure to changes in interest rates, the Corporation uses various types of derivative instruments. The effects of derivative instruments used to manage interest rate risk associated with earning assets and interest bearing liabilities are included in interest income or expense of the hedged item and consequently affect the yields on those assets and liabilities. Further discussion of the derivative instruments used to manage interest rate risk and the accounting for these instruments is included in Notes 1 and 25 to the consolidated financial statements. A discussion of the effects of changing interest rates is included in the Market Risk section beginning on page 25.

FINANCIAL REVIEW continued
--------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       12

Net interest income and net interest margin were also affected by amortization of valuation adjustments to earning assets and liabilities of acquired businesses. Refer to Note 3 of the consolidated financial statements for further discussion on acquisitions. Under the purchase method of accounting, assets and liabilities of acquired businesses are required to be recognized at their estimated fair value at the date of acquisition. Valuation adjustments are recognized at the time of acquisition and represent the difference between the estimated fair value and the carrying value of assets and liabilities acquired. These adjustments are amortized into interest income and expense based upon the estimated remaining lives of the assets and liabilities acquired.

The growth in net interest income in 2004 resulted from loan growth in the mortgage and home equity portfolios, higher levels of noninterest bearing core deposits, lower funding costs, and the effects of earning assets and liabilities acquired through acquisition, offset by lower levels of mortgage loans held for sale. The increase in net interest income in 2003 over 2002 was also influenced by mortgage and home equity portfolio growth and lower funding costs, coupled with record levels of mortgage loans held for sale.

The net interest margin decline in 2004 and 2003 primarily resulted from the ongoing effects of a low interest rate environment, which resulted in reduced asset yields and narrower spreads on deposits. Additionally, lower balances of mortgage loans held for sale reduced net interest margin in 2004.

The low interest rate environment over most of the past three years benefited mortgage-related loan production. Additionally, management's focus on the national market drove consecutive year growth in the home equity portfolio, with record volumes of home equity production in 2004.

Sustained growth in core deposits over the past several years, fueled by strategic initiatives to strengthen this funding source, also aided net interest income growth. The Corporation considers noninterest bearing deposits, NOW and money market accounts, savings accounts, and consumer time deposits to be core deposits.

Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources are included in the Financial Condition section beginning on page 17.

The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income due to volume and rate variances for major categories of earning assets and interest bearing liabilities. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

----------------------------------------------------------------------------------------
                                     2004 VS 2003                      2003 vs 2002
                              --------------------------     ---------------------------
                                  DUE TO                          Due to
                                 CHANGE IN                      Change in
                              ---------------      NET       ----------------      Net
(IN MILLIONS)                 VOLUME     RATE     CHANGE     VOLUME     RATE      CHANGE
----------------------------------------------------------------------------------------
INCREASE (DECREASE) IN TAX-
EQUIVALENT INTEREST INCOME -
Loans:
 Commercial                   $  28      $90       $118      $(122)     $(193)    $(315)
 Commercial construction         10        6         16         55        (31)       24
 Real estate - commercial       113      (46)        67         99        (52)       47
 Real estate - residential     (327)     (46)      (373)     1,166       (321)      845
 Home equity lines of credit    226       40        266        113        (78)       35
 Credit card and other
  unsecured lines of credit      10       17         27         24        (27)       (3)
 Other consumer                 (28)     (45)       (73)      (278)      (106)     (384)
Securities available for
 sale                            50      (28)        22       (103)       (71)     (174)
Federal funds sold, security
 resale agreements, and
 other investments               10       19         29          5         (1)        4
----------------------------------------------------------------------------------------
TOTAL                         $  92      $ 7       $ 99      $ 959      $(880)    $  79
========================================================================================
INCREASE (DECREASE) IN INTEREST
 EXPENSE -
Deposits:
 NOW and money market
 accounts                     $  45      $(50)     $ (5)     $  66      $(110)    $ (44)
 Savings accounts                 1       (3)        (2)        (1)        (9)      (10)
 Consumer time deposits          41      (80)       (39)       (58)       (82)     (140)
 Purchased deposits              28       22         50         (3)       (60)      (63)
Federal funds borrowed,
 security repurchase
 agreements, and borrowed
 funds                          (53)      11        (42)        15        (52)      (37)
Long-term debt                   (6)       7          1        182       (168)       14
----------------------------------------------------------------------------------------
TOTAL                         $  56      $(93)     $(37)     $ 201      $(481)    $(280)
========================================================================================
INCREASE IN TAX-EQUIVALENT NET
 INTEREST INCOME                                   $136                           $ 359
========================================================================================

NONINTEREST INCOME

Details of noninterest income follow:

-----------------------------------------------------------------
(IN MILLIONS)                               2004    2003    2002
-----------------------------------------------------------------
Mortgage banking revenue                   $1,284  $1,482  $  590
Gain on sale of National Processing           714      --      --
Deposit service charges                       656     568     514
Payment processing revenue                    409     478     451
Trust and investment management fees          301     291     307
Leasing income                                180      37      40
Card-related fees                             142     169     157
Brokerage revenue                             139     122     109
Other service fees                            113     106     102
Other                                         506     296     224
-----------------------------------------------------------------
TOTAL FEES AND OTHER INCOME                 4,444   3,549   2,494
Securities gains, net                          19      47      81
-----------------------------------------------------------------
TOTAL NONINTEREST INCOME                   $4,463  $3,596  $2,575
=================================================================

Included in noninterest income in 2004 was a $714 million gain on the sale of National Processing and other nonrecurring gains described in further detail below.

Mortgage banking revenue includes mortgage loan servicing, hedging, origination, and sales activity conducted through National City Mortgage Co. (National City Mortgage or NCMC), and nonconforming mortgage loan origination and sales activity conducted through First Franklin Financial Corporation (First Franklin), both wholly owned subsidiaries of the Corporation. The subprime loan servicing business of PCFS was sold during December 2004.

--------------------------------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       13

Details of mortgage banking revenue follow:

-------------------------------------------------------------------
(IN MILLIONS)                                2004     2003    2002
-------------------------------------------------------------------
Servicing revenue:
 Net servicing fees                         $  478   $  422   $ 368
 Amortization of MSRs                         (493)    (514)   (358)
 MSR impairment (charge) recovery             (105)     195    (246)
 MSR ineffective hedge and other
  derivative gains, net                        493      176     443
 Other                                           1        5      --
-------------------------------------------------------------------
 Net servicing revenue                         374      284     207
NCMC origination and sales revenue             391      881     230
First Franklin origination and sales
 revenue                                       511      317     153
Provident PCFS mortgage banking revenue          8       --      --
-------------------------------------------------------------------
TOTAL MORTGAGE BANKING REVENUE              $1,284   $1,482   $ 590
===================================================================

Substantially all of National City Mortgage's loan production is sold into the secondary market with servicing rights retained. Historically, around half of the loans originated by First Franklin have been sold as whole loans (with servicing released) to third parties. Approximately 33% of First Franklin's originations were retained in portfolio in 2004 compared to approximately 50% retained in portfolio in both 2003 and 2002. In 2004, First Franklin began selling loans with servicing retained, with further retention of servicing expected in 2005.

Information on mortgage loan originations and sales follows:

----------------------------------------------------------------------------
(IN MILLIONS)                                    2004       2003      2002
----------------------------------------------------------------------------
Total NCMC loan originations                    $65,664   $105,561   $79,478
Less: NCMC portfolio loan originations           (5,121)    (4,545)   (1,789)
----------------------------------------------------------------------------
 Total NCMC loans originated for sale            60,543    101,016    77,689
Total First Franklin loan originations           29,151     20,138    10,717
Less: First Franklin portfolio loan
 originations                                    (9,598)   (10,233)   (5,547)
----------------------------------------------------------------------------
 Total First Franklin loans originated for
  sale                                           19,553      9,905     5,170
----------------------------------------------------------------------------
TOTAL MORTGAGE LOANS ORIGINATED FOR SALE        $80,096   $110,921   $82,859
============================================================================
NCMC loan sales                                 $60,307   $108,514   $67,553
First Franklin loan sales                        19,082      8,937     4,559
----------------------------------------------------------------------------
TOTAL MORTGAGE LOAN SALES                       $79,389   $117,451   $72,112
============================================================================

The decrease in mortgage banking revenue during 2004 was due primarily to lower levels of mortgage originations and sales compared to the record levels experienced in 2003. Mortgage loan originations declined during 2004 as a result of higher interest rates, which decreased demand for refinancing. Mortgage banking revenue for 2004 also included $105 million of mortgage servicing right
(MSR) impairment charges compared to recoveries of $195 million in 2003, and a $36 million deferral of revenue related to the adoption of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) 105. Refer to Note 2 for further details on the adoption of SAB 105. In 2003, mortgage banking revenue reflected strong levels of mortgage originations driven by the historically low interest rate environment and record sales of mortgages into the secondary market. In all three years, successful hedging strategies protected the value of MSRs. Pretax net gains on hedging of MSRs were $388 million in 2004 compared to $371 million in 2003 and $197 million in 2002.

The Corporation typically retains the right to service the NCMC loans it sells. Upon sale, the Corporation recognizes an MSR, which represents the present value of the estimated future net servicing cash flows to be realized over the estimated life of the underlying loan. The unpaid principal balance of loans serviced for third parties increased to $154.3 billion at December 31, 2004, up from $141.1 billion at December 31, 2003, and $101.9 billion at December 31, 2002. The carrying value of MSRs grew to $1.5 billion at December 31, 2004, up from $1.3 billion at December 31, 2003.

The value of MSRs is sensitive to changes in interest rates. In a rising rate environment, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the estimated value of MSRs. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the estimated carrying value of existing MSRs. The Corporation manages the risk associated with declines in the estimated value of MSRs by using derivative instruments. Further detail on MSRs, including a sensitivity analysis of the effect changes in assumptions have on the estimated value of servicing assets, is included in Note 12 to the consolidated financial statements.

In October 2004, the Corporation sold its payment processing business, National Processing, and realized a gain on sale of $714 million. Payment processing revenue, which was associated with National Processing, has declined due to the exit of this business. As a result, the Corporation will not have significant payment processing revenue in future periods.

Deposit service charges grew by $88 million in 2004 as a result of increases in fee revenue on deposits from acquisitions, overdraft fees and non-sufficient funds (NSF) fees. Growth in overdraft and NSF fees resulted from increases in the number of transaction accounts and increased transaction activity in 2004. Deposit service charges also grew in 2003 compared in 2002 due to growth in core deposits and deposit accounts, a higher level of customer debit card usage, and fewer waived fees.

Leasing revenue represents rental income and fees primarily from the portfolio of commercial equipment and automobile leases acquired with Provident. In December 2000, the Corporation made a strategic decision to cease originations of automobile leases. Auto leases are no longer being originated, which will result in a decline in this revenue in future periods. However, management anticipates that growth in commercial lease revenue will more than offset the decline in auto lease revenue.

Trust and investment management fees include both institutional and personal accounts and are based primarily on the market value of assets under administration. These fees increased in 2004 due mainly to higher assets under management over the course of the year, reflecting both market appreciation and acquisitions. At December 31, 2004, the Corporation had total assets under administration of $108.8 billion compared to $111.8 billion at December 31, 2003, and $131.3 billion at December 31, 2002. The sale of the Corporate Trust Bond Administration business reduced non-managed assets under administration by $10.8 billion which more than offset account growth in 2004. Approximately $6 million of fee revenue was associated with this business in 2004.

FINANCIAL REVIEW continued
--------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       14

Managed assets increased to $63.0 billion at December 31, 2004 compared to $59.7 billion at December 31, 2003, and $57.6 billion at December 31, 2002. The net growth in managed assets in 2004 primarily represents accounts acquired with acquisitions, mainly Provident. Proprietary Armada(R) mutual fund balances, included in assets under management, totaled $13.5 billion, $15.3 billion, and $16.0 billion at December 31, 2004, 2003 and 2002, respectively.

Card-related fees decreased during 2004 due to higher amortization of net origination costs attributable to the increased production of home equity lines of credit during this period. Brokerage revenue increased due to better integration of brokers in the retail branch network.

Other fee income increased in 2004 due to a $62 million gain on the sale of the Corporate Trust Bond Administration business and a $14 million gain on the sale of seven branches located in the Upper Peninsula of Michigan. Other fee income for 2004 also included $62 million of higher gains on principal investments, $18 million of higher insurance revenue, and commercial mortgage servicing fees of $33 million, compared to 2003. Principal investments are carried at estimated fair value with gains or losses resulting from adjusting the carrying values to the most recent estimation of fair value recognized in earnings. Further detail on the principal investments portfolio is included in Notes 1 and 10 to the consolidated financial statements. The increase in insurance revenues reflects increases in private mortgage and title insurance. The commercial mortgage servicing fees relate to businesses acquired with Provident; therefore, there were no similar fees in prior periods.

Other fee income increased in 2003 due to growth in insurance revenue, increased derivative gains, and higher principal investment gains. Insurance revenue increased to $73 million in 2003 from $45 million in 2002 as a result of title insurance commissions and private mortgage insurance contract premiums. Derivative gains were $100 million in 2003, up from $24 million in 2002. Gains recognized on principal investments were $7 million in 2003 compared to losses of $23 million in 2002. Partially offsetting increases in other fee income were asset securitization gains of $50 million recognized in 2002 that did not recur in 2003.

Net securities gains are summarized as follows:

--------------------------------------------------------------
              (IN MILLIONS,
        EXCEPT PER SHARE AMOUNTS)           2004   2003   2002
--------------------------------------------------------------
Net gains:
 Equity securities                          $ 3    $40    $ 77
 Debt securities                             16      7       4
--------------------------------------------------------------
Net pretax gains                             19     47      81
Tax provision                                 2     11      23
--------------------------------------------------------------
EFFECT ON NET INCOME                         17     36      58
==============================================================
EFFECT ON DILUTED NET INCOME PER SHARE      $.03   $.06   $.09
==============================================================

Gains and losses on debt securities are generated mainly from the investment portfolio maintained for asset/liability management purposes, while equity securities gains are generated primarily from the Corporation's bank stock fund, an internally managed equity portfolio of bank and thrift common stock investments.

Pretax gains from the bank stock fund were $3 million, $40 million, and $74 million in 2004, 2003, and 2002, respectively. Of the total bank stock gains recognized in 2003 and 2002, $15 million and $14 million, respectively, represented appreciation on securities donated to the Corporation's charitable foundation.

NONINTEREST EXPENSE

Details of noninterest expense follow:

-----------------------------------------------------------------
             (IN MILLIONS)                2004     2003     2002
-----------------------------------------------------------------
Salaries, benefits, and other personnel  $2,489   $2,215   $1,865
Third-party services                        318      295      239
Equipment                                   300      245      222
Net occupancy                               254      233      225
Card processing                             190      218      211
Postage and supplies                        148      138      128
Leasing expense                             126       52       94
Marketing and public relations              115      136      146
Telecommunications                           85       84       86
State and local taxes                        60       62       61
Travel and entertainment                     82       61       61
Intangible asset amortization                46       23       21
Other                                       352      326      371
-----------------------------------------------------------------
TOTAL NONINTEREST EXPENSE                $4,565   $4,088   $3,730
=================================================================

Details of salaries, benefits, and other personnel expense follow:

-----------------------------------------------------------------
             (IN MILLIONS)                2004     2003     2002
-----------------------------------------------------------------
Salaries and wages                       $1,347   $1,225   $1,174
Incentive compensation                      773      843      639
Deferred personnel costs                   (378)    (511)    (361)
Stock-based compensation                     67       30       11
Payroll taxes                               148      141      125
Contract labor                              149      110       72
Medical and other benefits                  185      180      155
Defined contribution plans                   72       67       62
Defined benefit pension plan                  9      (16)     (57)
Market valuation adjustments on
 deferred compensation liabilities           32       39      (11)
Severance and other                          85      107       56
-----------------------------------------------------------------
TOTAL SALARIES, BENEFITS, AND OTHER
 PERSONNEL                               $2,489   $2,215   $1,865
=================================================================
FULL-TIME-EQUIVALENT EMPLOYEES           35,230   33,331   32,731
=================================================================

Salaries and wages increased in 2004 compared to 2003 due to employees retained from acquisitions completed during 2004. At December 31, 2004, approximately 3,100 employees were associated with those acquisitions. Acquired employees who work in certain back office functions are generally retained through system conversion dates. System conversions were completed for Allegiant and Wayne in July and December 2004, respectively. Provident's system conversion is scheduled for March 2005. Salaries and benefits will generally be higher during these transition periods than on an ongoing basis, other things being equal.

Also contributing to increased personnel costs in 2004 were higher stock-based compensation, higher contract labor costs, and increased pension expense. The increase in stock compensation expense over the three year period reflects the phase in of expensing stock options

--------------------------------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       15

beginning in 2003, and $11 million of expense for the acceleration of vesting of National Processing's stock awards triggered by the sale of this business in 2004. Contract labor increased in 2004 due to personnel hired to assist with system conversion activities related to acquisitions. Pension costs increased due to lowering the discount rate and expected long-term rate of return used to estimate pension expense in 2004.

Partially offsetting the increases in salary and benefits described above were lower severance expense and lower incentive compensation costs. Severance and related expense in 2004 consisted of severance incurred in the normal course of business and $19 million of incentives to retain employees of acquired companies for specific periods. Severance costs for planned terminations of acquired employees were included in the allocation of the purchase price for acquisitions. Severance costs in 2003 included $77 million of costs associated with a voluntary early retirement program and position eliminations across all business lines. The decrease in incentive compensation in 2004 was primarily related to lower mortgage loan originations.

In 2003, salaries and incentive costs increased compared to 2002 primarily due to increases in mortgage-banking staff resulting from record mortgage origination and sales volume. The increase in contract labor in 2003 was also mainly driven by mortgage activity. Severance expenses reflect the previously mentioned severance program. The increase in third party services in 2003 over the prior year was primarily due to increased outsourcing activities related to mortgage banking volumes, and to a lesser extent, increased payment processing referral fees and professional services.

The increase in equipment costs and leasing expense in 2004 reflects depreciation expense on owned and leased assets obtained with acquisitions, primarily Provident, which had a large portfolio of leased automobiles. Losses recognized on auto lease residual values continue to decrease. Auto lease residual value (recoveries)/charges were $(6) million, $14 million and $51 million in 2004, 2003 and 2002, respectively. Equipment costs also increased in 2004 as a full year of depreciation expense was recognized on Customer Connections, the Corporation's new retail delivery system, which began implementation in 2003.

Card processing expense decreased in 2004 due to the previously described sale of National Processing in October 2004. As a result of this sale, no significant card processing expense will be recognized in future periods.

Marketing and public relations expense decreased in 2004 compared to prior years primarily due to donations of appreciated investment securities to the Corporation's charitable foundation of $40 million and $53 million in 2003 and 2002, respectively, with no similar contribution in 2004. Offsetting this decrease, advertising and promotional expenses increased in 2004 due to promotional activities in the St. Louis and Cincinnati markets to introduce National City to Allegiant and Provident customers. Excluding the aforementioned contributions, marketing and public relations expense increased in 2003 in comparison to 2002 due to costs associated with a brand awareness campaign, comprised of targeted television and print advertising across the National City footprint.

Travel and entertainment costs rose in 2004 due to employee travel associated with acquisition integration activities. Intangibles amortization expense increased in 2004 as a result of intangible assets recognized in connection with acquisitions. See Note 11 for further information on intangible assets and their useful lives.

Other noninterest expense increased in 2004 due to $23 million of higher insurance expense, primarily private mortgage insurance expense associated with mortgage production, $14 million of losses from the revaluation of community development and civic partnerships investments, and $13 million of higher minority interest expense, primarily a result of minority ownership interests in subsidiaries acquired through current year acquisitions. Offsetting these higher costs was an $18 million decline in asset impairments and other losses in 2004. In 2003, other noninterest expense decreased compared to 2002 due to lower non-credit related fraud losses and a $16 million loss recognized in 2002 on the consolidation of a commercial paper conduit.

The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 50.87% for 2004, 51.46% for 2003, and 57.12% in 2002. The lower efficiency ratio in 2004 was due to revenue growth resulting from higher levels of earning assets and gains on sales of business units which more than offset the impact of higher salaries, benefits and other costs associated with acquisitions. The lower efficiency ratio in 2003 compared to 2002 was due to revenue growth and cost management across all business lines.

INCOME TAXES

The Corporation's effective tax rate for 2004, 2003 and 2002 was 31.8%, 34.6% and 33.3%, respectively. The lower effective tax rate in 2004 reflects tax benefits of $67 million recognized in 2004 from the reduction of deferred taxes due to the favorable conclusion of tax examinations and the regular reassessment of certain tax exposures. In addition, the rate applied to the gain on the sale of National Processing lowered the Corporation's overall tax rate in 2004. This gain was taxed at an effective rate of 32% due to permanent differences between the tax and book bases of this subsidiary. In 2003, the effective tax rate increased slightly in comparison to 2002, mainly due to higher state taxes resulting largely from increased mortgage banking activities. A reconciliation of the effective tax rate to the statutory tax rate is included in Note 21 to the consolidated financial statements.

FINANCIAL REVIEW continued
--------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       16

LINE OF BUSINESS RESULTS

At December 31, 2004, National City was organized and managed along five major business lines, as described in Note 27 to the consolidated financial statements. The Corporation sold its National Processing business during 2004. Net income (loss) by line of business follows:

------------------------------------------------------------
          (IN MILLIONS)              2004     2003     2002
------------------------------------------------------------
Consumer and Small Business
 Financial Services                 $  684   $  621   $  609
Wholesale Banking                      667      330      277
National City Mortgage Company         441      937      341
National Consumer Finance              645      419      212
Asset Management                       134       94       97
National Processing                     34       49       51
Parent and Other                       175     (333)    (140)
------------------------------------------------------------
CONSOLIDATED NET INCOME             $2,780   $2,117   $1,447
============================================================

Consumer and Small Business Financial Services: Net income growth over the past three years was a result of loan and deposit growth, both internally generated and arising from acquisition activity. Loan growth has been greatest in home equity lines and loans. Deposit balances have grown due to acquisitions and from a variety of product enhancements and promotional strategies, as well as from small business. Less promotional pricing was offered on new accounts in 2004, reflecting a shift in focus to longer-term household retention and profitability. The persistence of low market interest rates for most of this period compressed deposit spreads, resulting in a decline in net interest margin. Noninterest income increased due to increased deposit-related service charges and fees, reflecting growth in the number of transaction accounts and increased transaction activity, and auto lease rental income acquired with the Provident acquisition. Noninterest income for 2004 also included a $14 million pretax gain ($9 million after tax) on the sale of seven branches in the Upper Peninsula of Michigan. Noninterest expense increased in comparison to the prior year due to compensation costs of employees retained from acquisitions, lease expense associated with the revenue previously mentioned, and amortization of core deposit intangibles. In 2004, net pretax recoveries were recognized of previously accrued auto lease residual losses in the amount of $6 million in comparison to charges of $14 million in 2003 and $51 million in 2002. Credit quality has been stable.

Wholesale Banking: Net income growth in 2004 reflects improved credit quality, which resulted in a lower provision for loan losses in 2004 in comparison to each of the two previous years. Average loan balances have grown due to new customers and acquisitions. Deposit volumes have also been strong. Net interest margin increased in 2004 due to higher spreads on loans. Noninterest income includes revenue from treasury management and capital market activities which have shown improvement in 2004. Principal investment gains were $69 million in 2004 and $7 million in 2003, versus losses of $23 million in 2002. Noninterest expense increased in 2004 compared to the prior years due primarily to compensation costs of employees retained from acquisitions. Noninterest expense for 2004 benefited from no significant write-downs on residual values of commercial leases in comparison to write-downs of $16 million in 2003 and $9 million in 2002.

National City Mortgage Co: The decline in net income in 2004 compared to 2003 reflects a decline in origination and sales volumes from the record levels of 2003. Loans originated for sale were $60.5 billion in 2004, down from $101.0 billion in 2003 and $77.7 billion in 2002. As volume and therefore production revenue declined, net interest income from loans held for sale declined as well, with some offset from reduced noninterest expenses associated with incentive compensation and other variable costs of production. After-tax gains from hedging strategies, designed to protect the value of MSRs, contributed $240 million to 2004's results compared to $229 million in 2003 and $126 million in 2002. Also negatively affecting comparisons between years was the implementation of SAB 105 in 2004 which deferred $36 million of revenue into future periods. See Note 2 for further details on SAB 105.

National Consumer Finance (NCF): Results for the past two years reflect strong growth trends in origination volumes at both of NCF's major divisions, First Franklin and National Home Equity, with an associated increase in net interest income from a larger loan portfolio and in noninterest income from gains on the sale of loans. First Franklin loans retained in portfolio grew to $18.3 billion at December 31, 2004, up from $15.1 billion at the beginning of the year and $9.4 billion a year earlier. Margins realized on the sale of First Franklin loans declined over the course of 2004, offsetting some of the increase. The National Home Equity portfolio, including both lines and loans, grew to $11.8 billion at December 31, 2004, up from $6.0 billion at the beginning of the year and $3.2 billion a year earlier. All National Home Equity production is retained in portfolio. Credit quality has been stable.

Asset Management: Net income for 2004 included a $62 million pretax ($40 million after tax) gain on the sale of the Bond Administration unit. Fee revenue associated with this unit was approximately $6 million in 2004 with no material ongoing effect on net income. Excluding this gain, net income has been relatively flat over the past three years.

National Processing: Net income decreased in 2004 compared to the prior year due to the sale of this business segment in October 2004. Noninterest expense for 2004 included $19 million pretax ($11 million after tax) of costs related to the sale of this business including stock compensation for acceleration of stock awards, as well as legal and other professional fees. In future periods, there will be no revenues or net income associated with this segment due to its sale. See Note 3 for further details.

Parent and Other: This category includes the results of investment funding activities, certain unallocated corporate income and expense items, and intersegment revenue and expense eliminations. Positive net income in 2004 in comparison to losses in the prior year was the result of a $714 million pretax gain on the sale of National Processing ($487 million after tax) and a $67 million tax benefit associated with a reduction in deferred taxes. Lower severance and related charges were also recognized in 2004 ($39 million in 2004 vs.

--------------------------------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       17

$81 million in 2003) due to a voluntary early retirement and position eliminations program which occurred in the prior year. In addition, the parent incurred expenses of $40 million and $53 million in 2003 and 2002, respectively, upon donation of securities to the Corporation's charitable foundation, with no similar contribution in 2004. Partially offsetting these positive items, higher intangibles amortization ($34 million in 2004 vs. $9 million in 2003) was recorded in 2004 as a result of intangibles recognized in connection with acquisitions. Lower bank stock fund gains ($3 million in 2004 vs. $40 million in 2003) were recognized in 2004. In general, net interest expense was higher in 2004 compared to 2003, due to the cost of maintaining an asset-sensitive interest rate risk position and from internal crediting rates on new deposits being higher than the immediately available investment opportunities for those funds.

FINANCIAL CONDITION

PORTFOLIO LOANS: End-of-period and average portfolio loan balances by category at December 31 follow:

----------------------------------------------------------------------
(IN MILLIONS)           2004      2003      2002      2001      2000
----------------------------------------------------------------------
AS OF DECEMBER 31:
Commercial            $ 25,160   $19,164   $22,632   $25,438   $25,425
Commercial
 construction            2,923     2,289     2,090     1,314     1,279
Real estate -
 commercial             12,193     9,828     9,385     7,281     6,511
Real estate -
 residential            30,398    27,394    19,972    14,764    13,357
Home equity lines of
 credit                 18,885    10,950     8,062     5,828     4,779
Credit card and other
 unsecured lines of
 credit                  2,414     2,324     2,030     1,867     2,152
Other consumer           8,165     7,330     7,963    11,549    12,101
----------------------------------------------------------------------
TOTAL PORTFOLIO LOANS $100,138   $79,279   $72,134   $68,041   $65,604
======================================================================
AVERAGE:
Commercial            $ 22,103   $21,390   $23,978   $26,010   $23,575
Commercial
 construction            2,568     2,343     1,380     1,262     1,255
Real estate -
 commercial             11,162     9,483     8,005     6,788     6,222
Real estate -
 residential            28,818    23,301    15,682    14,007    11,721
Home equity lines of
 credit                 14,650     9,241     6,986     5,215     4,204
Credit card and other
 unsecured lines of
 credit                  2,286     2,155     1,865     2,164     2,430
Other consumer           7,527     7,906    11,136    12,198    13,215
----------------------------------------------------------------------
TOTAL PORTFOLIO LOANS $ 89,114   $75,819   $69,032   $67,644   $62,622
======================================================================

National City's commercial, commercial construction, and commercial real estate portfolios represent a broad and diverse customer base comprising over 880 different standard industrial classifications. The customer base is geographically dispersed within National City's seven-state footprint and in selected national accounts. The Corporation has no commercial, commercial construction, or commercial real estate loans to borrowers in similar industries that exceed 10% of total portfolio loans. The following table as of December 31, 2004 summarizes the major industry categories and exposure to individual borrowers.

-----------------------------------------------------------------------------
                                                    Average
                                            %        Loan        Largest Loan
                            Outstanding    to       Balance      to a Single
(Dollars in Millions)         Balance     Total   Per Obligor      Obligor
-----------------------------------------------------------------------------
Real estate                   $12,221       30%       $ .9           $58
Consumer cyclical               6,006       15         1.0            87
Consumer noncyclical            4,347       11          .4            53
Industrial                      4,004       10         1.0            36
Basic materials                 2,870        7         1.4            33
Financial                       2,201        5         1.4            39
Services                        1,434        3          .4            94
Energy and utilities              645        2         1.1            20
Technology                        276        1         2.2            24
Miscellaneous                   2,368        6          .2            23
Other(a)                        1,068        3
-----------------------------------------------------------------------------
                               37,440       93
Commercial leasing - all
 industries                     2,836        7
-----------------------------------------------------------------------------
TOTAL COMMERCIAL,
 COMMERCIAL CONSTRUCTION,
 AND COMMERCIAL REAL
 ESTATE                       $40,276      100%
=============================================================================

(a) Represents certain commercial and commercial real estate loans acquired in the Provident acquisition that did not yet have Standard Industrial Codes assigned to them.

Commercial: The Commercial loan category includes loans to a wide variety of businesses across many industries and regions. Included in this category are loans directly originated by National City and syndicated transactions originated by other financial institutions. The Corporation's commercial lending policy requires all loans, regardless of whether directly originated or purchased through syndication, to have viable repayment sources. The risks associated with loans in which National City participates as part of a syndicate of financial institutions are similar to those of directly originated commercial loans, however, additional risks may arise from National City's limited ability to control actions of the syndicate.

Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. In certain instances, collateral is required to provide an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

Commercial loan outstandings increased in 2004 primarily through acquisitions and to a lesser extent, an increase in overall borrowing activity reflective of an improved economy. Commercial outstandings are expected to grow in 2005 consistent with an improving economy. Prior to 2004, commercial outstandings decreased for several years as the prolonged effect of a weak economy

FINANCIAL REVIEW continued
--------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       18

reduced loan demand, and corporate borrowers remained cautious in their spending and investment decisions. In addition, in the fourth quarter of 2002, $1.5 billion of commercial loans and $400 million of loans secured by real estate collateral were reclassified from the commercial to the commercial real estate and commercial construction portfolios, respectively. These reclassifications were made for consistency with bank regulatory definitions.

The commercial lease portfolio, included in commercial loans, was $2.8 billion, $1.4 billion, and $1.7 billion at December 31, 2004, 2003, and 2002, respectively. The increase in the commercial lease portfolio in 2004 was due to the Provident acquisition. The lease portfolio represents a diversified customer base in energy, steel, automotive, manufacturing, transportation, and other capital-intensive industries, covering a broad range of equipment, including transportation, manufacturing, technology, aircraft, material handling, construction, office equipment and other equipment types. Commercial leasing activities are conducted principally within the Corporation's seven-state footprint. The Corporation also has selective investments in lease transactions that are national in scope and originated from secondary sources.

A distribution of total commercial loans by maturity and interest rate at December 31, 2004 follows:

--------------------------------------------------------------------
                       One Year      One to        Over
    (In Millions)       or Less    Five Years   Five Years    Total
--------------------------------------------------------------------
Variable-rate           $5,141      $12,170       $2,240     $19,551
Fixed-rate                 847        2,541        2,221       5,609
--------------------------------------------------------------------
TOTAL                   $5,988      $14,711       $4,461     $25,160
====================================================================

Commercial Construction: The commercial construction loan category includes loans originated to developers of real estate to finance the construction of commercial properties. Commercial construction loans are transferred to the commercial real estate portfolio upon completion of the property under construction and satisfaction of all terms in the loan agreement. Lending activities are based primarily on relationships with developers who are active in National City's seven-state footprint. Commercial construction loans are governed by the same lending policies and are subject to the same credit risk as described for commercial loans. The increase in the commercial construction balances in 2004 was primarily due to balances acquired through acquisitions. The commercial construction increase in 2003 resulted from increased loan demand and was also affected by the aforementioned reclassification of $400 million of loans from the commercial loan portfolio in 2002.

A distribution of total commercial construction loans by maturity and interest rate at December 31, 2004 follows:

-------------------------------------------------------------------
                       One Year      One to        Over
    (In Millions)       or Less    Five Years   Five Years   Total
-------------------------------------------------------------------
Variable-rate           $1,205       $1,443        $119      $2,767
Fixed-rate                  21           72          63         156
-------------------------------------------------------------------
TOTAL                   $1,226       $1,515        $182      $2,923
===================================================================

Commercial Real Estate: The commercial real estate category includes mortgage loans to developers and owners of commercial real estate. Origination activities for commercial real estate loans are similar to those described above for the commercial construction portfolio. Lending and credit risk policies for commercial real estate loans are governed by the same policies as for the commercial portfolio. The growth in commercial real estate balances resulted from increased demand for credit and business development efforts, coupled with balances acquired through acquisition. The 2003 increase in commercial real estate also reflected higher loan demand as well as the aforementioned reclassification of $1.5 billion of loans from the commercial portfolio in 2002.

Residential real estate: The residential real estate category consists of loans to consumers secured by residential real estate, including home equity installment loans. These loans are originated by the National City Mortgage, First Franklin, and National Home Equity business units as well as through the retail branch system. The Corporation's residential real estate lending policies require all loans to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, using such factors as credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to pay principal or interest, or by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral.

Balances in the residential real estate portfolio have increased over the past several years primarily due to retention of loans originated by First Franklin, reflective of high levels of production aided by a favorable interest rate environment.

National City Mortgage's residential real estate production is primarily originated in accordance with underwriting standards set forth by the government-sponsored entities (GSEs) known as Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (GNMA). National City Mortgage's production is sold in the secondary mortgage market primarily to the GSEs, the Federal Home Loan Banks (FHLB), and jumbo loan investors. These loans are generally collateralized by one-to-four family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. National City Mortgage originates residential real estate loans through retail branch offices located throughout the United States, a wholesale network of brokers, and through National City banking offices located within the Corporation's seven-state footprint. The substantial majority of residential real estate loans originated by National City Mortgage are sold in the secondary mortgage market. The right to service the loans and receive fee income is generally retained when National City Mortgage sells the mortgage loans. During 2004 and 2003, $286 million and $1.2 billion, respectively, of adjustable-rate mortgage loans originated by National City Mortgage were retained in portfolio.

--------------------------------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       19

Residential real estate loans originated by First Franklin are generally not readily saleable in the secondary market to the GSEs for inclusion in mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. Mortgage loans originated by First Franklin are typically saleable to other secondary market investors, and the percentage of First Franklin loans sold versus retained varies based upon product mix and market conditions. During 2004 and 2003, the Corporation sold 67% and 49%, respectively, of the origination volume to third parties. The majority of First Franklin loans are sold servicing released, however, the Corporation began retaining some servicing in November 2004. During the past three years, $9.6 billion, $10.2 billion, and $5.5 billion, respectively, of First Franklin originated loans were retained in portfolio. At December 31, 2004 and 2003, the First Franklin residential real estate portfolio totaled $18.3 billion and $15.1 billion, respectively. First Franklin offers a variety of loan programs and documentation levels for borrowers. First Franklin uses third-party credit scores that are incorporated into the lending guidelines along with loan amount, loan-to-value, and loan purpose. These loans are originated principally through wholesale channels, including a national network of brokers and mortgage bankers. No single source represents more than 1% of total production. Loan production is primarily located on the West Coast (51% of volume, of which 38% is California); however, expansion continues in the Midwest (25%) and East Coast (24%) markets. Written agreements are in place with all brokers that require them to be knowledgeable of all consumer protection laws and regulations, and brokers are actively monitored for compliance.

The residential real estate portfolio also includes prime-quality home equity installment loans. These loans are originated in National City's seven-state footprint through the retail branch network of the Consumer and Small Business Financial Services line of business and nationally through National Consumer Finance's National Home Equity business unit. In December 2002, approximately $3.2 billion of home equity installment loans were reclassified from the other consumer portfolio to the residential real estate portfolio. This reclassification was made for consistency with bank regulatory definitions.

Offsetting the increases in the residential real estate portfolio over the past two years were sales of residential real estate loans originated by the former Altegra and Loan Zone business units. During 2004 and 2003, $237 million and $950 million, respectively, of these loans were sold.

Home Equity Lines of Credit: The home equity category consists mainly of revolving lines of credit secured by residential real estate. Home equity lines are generally governed by the same lending policies and subject to credit risk as described above for residential real estate loans. These loans are originated on a nationwide basis through the National Home Equity division, as well as through National City banking offices. The favorable interest rate environment, coupled with management's focus on the national market, fueled strong home equity production and portfolio growth over the past several years. Home equity production reached record levels in 2004, and growth is expected to continue in 2005.

Credit Cards and Other Unsecured Lines of Credit: This category includes the outstanding balances on open-ended credit card accounts and unsecured personal and business lines of credit. Credit card loans are typically unsecured and are generally governed by similar lending policies and credit risk as described for residential real estate and consumer loans. The increase in credit cards and other unsecured lines of credit over the past two years was due to new products, marketing programs and higher levels of consumer spending.

Other Consumer: Other consumer loans include installment loans, primarily originated through dealers, for the purchase of automobiles, boats, and recreational vehicles; automobile leases; and student loans. These consumer loans are generally governed by the same lending policies as described for residential real estate. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to pay principal or interest, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The average balance over the past three years was affected by the $3.2 billion loan reclassification described in the residential real estate discussion above, the continued runoff of the automobile lease portfolio, and the securitization of automobile loans, offset by the impact of acquisitions. The Corporation ceased the origination of automobile leases in December 2000; however, additional automobile leases were acquired in connection with the acquisition of Provident. No new automobile leases have been originated since the acquisition of Provident and these balances will run off over time. Automobile lease receivable balances at December 31, 2004, 2003, and 2002 totaled $530 million, $151 million, and $572 million, respectively. In addition, during 2004 the Corporation securitized $890 million of automobile loans.

FINANCIAL REVIEW continued
--------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       20

LOANS HELD FOR SALE OR SECURITIZATION: End-of-period and average loans held for sale or securitization at December 31 follow:

----------------------------------------------------------------------
(IN MILLIONS)            2004      2003      2002      2001      2000
----------------------------------------------------------------------
AS OF DECEMBER 31:
Commercial              $    24   $    16   $    15   $    51   $   --
Commercial real estate      546        --        --        --       --
Mortgage                 11,860    14,497    24,486    15,553    3,031
Automobile                   --       854        --       825       --
Credit Card                  --        --        --       402      408
----------------------------------------------------------------------
TOTAL LOANS HELD FOR
 SALE OR SECURITIZATION $12,430   $15,367   $24,501   $16,831   $3,439
======================================================================
AVERAGE:
Commercial              $    28   $    13   $    11   $    19   $   --
Commercial real estate      164        --        --        --       --
Mortgage                 12,071    22,671    13,933     7,789    2,702
Automobile                  132       153       248       120       --
Credit Card                  --        --        35        33        1
----------------------------------------------------------------------
TOTAL LOANS HELD FOR
 SALE OR SECURITIZATION $12,395   $22,837   $14,227   $ 7,961   $2,703
======================================================================

The decrease in average loans held for sale or securitization in 2004 was primarily the result of lower volume of mortgage production at National City Mortgage, reflective of lower refinancing activity. Partially offsetting the lower National City Mortgage originations in 2004 were increases in mortgage production volume at First Franklin. The low interest rate environment, which fueled mortgage refinancings and home purchase activity, was the main driver behind the higher levels of loans held for sale or securitization in 2003. Refer to the Noninterest Income section of this Financial Review for a summary of National City Mortgage and First Franklin mortgage originations. Balances for commercial real estate loans held for sale represent loans originated by the Red Mortgage Capital and Capstone Realty subsidiaries acquired in connection with Provident.

SECURITIES: Securities balances at December 31 follow:

----------------------------------------------------------------------
(IN MILLIONS)                2004     2003     2002     2001     2000
----------------------------------------------------------------------
U.S. Treasury and Federal
  agency debentures         $  653   $  637   $1,084   $  977   $1,125
Mortgage-backed securities   6,309    3,928    4,553    6,447    5,515
Asset-backed and corporate
 debt securities               510      931    1,815      760    1,440
States and political
 subdivisions                  705      672      651      703      767
Other securities               939      494      765      815      964
----------------------------------------------------------------------
TOTAL AMORTIZED COST        $9,116   $6,662   $8,868   $9,702   $9,811
======================================================================
TOTAL FAIR VALUE            $9,281   $6,866   $9,211   $9,859   $9,904
======================================================================

The securities portfolio increased in 2004 primarily from securities balances associated with Provident. The decline in the securities portfolio in 2003 was the result of runoff in the mortgage-backed securities portfolio through sales and principal paydowns. At December 31, 2004, the securities portfolio included net unrealized gains of $165 million. The weighted-average yield of debt securities included in the portfolio at December 31, 2004 and 2003 was 4.99%, computed on a tax equivalent basis.

FUNDING: Detail of average deposit and borrowed funds balances follows:

------------------------------------------------------------------------
(IN MILLIONS)            2004       2003      2002      2001      2000
------------------------------------------------------------------------
Noninterest bearing    $ 17,763   $ 17,203   $13,685   $11,622   $10,792
NOW and money market     28,897     25,378    20,740    18,120    16,549
Savings                   2,583      2,423     2,561     2,713     3,207
Consumer time            14,875     13,729    15,064    15,332    15,457
------------------------------------------------------------------------
 Core deposits           64,118     58,733    52,050    47,787    46,005
------------------------------------------------------------------------
Other deposits            3,062      2,752     3,613     5,802     2,936
Foreign deposits          8,946      7,002     6,302     4,319     3,128
------------------------------------------------------------------------
 Purchased deposits      12,008      9,754     9,915    10,121     6,064
------------------------------------------------------------------------
TOTAL DEPOSITS           76,126     68,487    61,965    57,908    52,069
========================================================================
Short-term borrowings     9,315     12,464    11,192    10,272     9,576
Long-term debt           24,028     24,854    19,558    16,415    16,454
------------------------------------------------------------------------
TOTAL DEPOSITS AND
 BORROWED FUNDS        $109,469   $105,805   $92,715   $84,595   $78,099
========================================================================

Average funding balances increased in 2004 due to acquisitions and to support the growth in portfolio loans. Average funding balances increased in 2003 to support growth in portfolio loans and loans held for sale.

The increase in core deposits in 2004 included balances acquired through acquisitions, primarily Provident. Excluding acquisitions, core deposit growth slowed in 2004 as the Corporation's strategy shifted away from reliance on short-term promotional rates to longer-term household acquisition and retention. Growth in core deposits over the past several years reflects investments in new technology, new product offerings, and improved customer service. Mortgage banking-related escrow deposits, which totaled $4.3 billion, $5.1 billion, and $2.7 billion at December 31, 2004, 2003, and 2002, respectively, have also influenced the trend in core deposit balances. The decrease in these balances over the past year was the result of a decrease in mortgage production.

Excluding the impact of acquisitions, there has been a shift in mix within the core deposit categories over the past three years from administered-rate products, such as savings accounts, to market-indexed money market products, due in part to retail deposit migration initiatives which encouraged customers to upgrade to deposit products more suited to their needs in order to promote longer-term customer satisfaction and retention. Consumer time deposits consist primarily of certificates of deposit sold to retail banking customers. Balances grew in 2004 after several years of decline due to acquisitions and increases in interest rates.

--------------------------------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       21

Other deposits consist principally of brokered deposits and other non-core certificates of deposit. Brokered deposits represent certificates of deposit acquired through third parties. Other certificates of deposit are issued primarily to commercial customers, including trusts and state and political subdivisions. Other deposits increased in 2004 primarily as a result of balances acquired with Provident.

Certificates of deposit of $100,000 or more totaled $8.8 billion at December 31, 2004, of which $1.1 billion mature within three months, $.4 billion mature between three and six months, $1.2 billion mature between six months and one year, and $6.1 billion mature beyond one year.

Foreign deposits primarily represent U.S. dollar deposits in the Corporation's Grand Cayman branches from institutional money managers and corporate customers. A small portion of these balances also represents deposits denominated in Canadian dollars used to support lending activity in Canada. The increase in foreign deposits in 2004 was associated with the reduction in short-term borrowings discussed in the following paragraph.

Short-term borrowings are comprised mainly of Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, commercial paper, and short-term senior bank notes. Usage of these sources of funds declined in 2004 due to lower balances of mortgages held for sale, coupled with the increased use of other sources to fund portfolio growth. Balances of short-term borrowings increased in 2003 over the previous year to fund the record mortgage warehouse. At December 31, 2004 and 2003, short-term borrowings included $1.0 billion and $5.7 billion, respectively, of U.S. Treasury demand notes. These notes are typically a lower-cost source of funding provided by the U.S. Treasury when excess funds are on hand. The amount of the notes held at any given time can fluctuate significantly depending on the U.S. Treasury's cash needs. Replacement funding through other short-term channels is available in the event the notes are called.

Long-term debt includes senior and subordinated debt issued by the Corporation or its bank subsidiaries and debt obligations related to capital securities issued by the seven subsidiary trusts. A wholesale funding policy governs the funding activity of all subsidiary banks. The policy identifies eligible funding instruments and applicable constraints for gathering discretionary liabilities. This policy requires compliance with Section 301 of the FDIC Improvement Act of 1991 regarding the issuance of brokered deposits. The Corporation conducts its funding activities in compliance with the Bank Secrecy Act and other regulations relating to money laundering activity.

The decrease in long-term debt in 2004 was primarily the result of principal paydowns and maturities more than offsetting new debt issuances and balances acquired through acquisitions. Long-term debt balances increased during 2003 principally through the issuance of senior and subordinated bank notes to take advantage of the relatively attractive pricing of such funding.

CAPITAL

The Corporation has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards. For further detail on capital and capital ratios, see Notes 18 and 19 to the consolidated financial statements.

Stockholders' equity was $12.8 billion at December 31, 2004, up from $9.3 billion at December 31, 2003. Equity as a percentage of assets was 9.19% at December 31, 2004, compared to 8.18% a year ago. Book value per common share rose to $19.80 at December 31, 2004, up from $15.39 at December 31, 2003.

The following table summarizes share repurchase activity for the fourth quarter of 2004.

--------------------------------------------------------------------------------------
                                                   Total Number           Maximum
                                                     of Shares           Number of
                                                     Purchased        Shares that May
                                                  Under Publicly          Yet Be
                          Total       Average        Announced           Purchased
                        Number of      Price           Share          Under the Share
                          Shares      Paid Per      Repurchase          Repurchase
Period                 Purchased(a)    Share     Authorizations(b)   Authorizations(c)
--------------------------------------------------------------------------------------
Oct. 1 to Oct. 31        3,505,337     $38.41        3,404,100          21,586,400
Nov. 1 to Nov. 30        4,431,499      38.34        4,386,600          17,199,800
Dec. 1 to Dec. 31        5,161,746      37.10        5,102,900          37,096,900
======================================================================================
 TOTAL                  13,098,582     $37.87       12,893,600
======================================================================================

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

(b) Included in total number of shares purchased [column (a)].

(c) Shares available to be repurchased under the December 21, 2004 and February 16, 2004 share repurchase authorizations.

On December 21, 2004, the Corporation's Board of Directors authorized a share repurchase program for the repurchase of 25 million shares of National City Common stock, subject to an aggregate purchase limit of $1.1 billion. This new authorization is incremental to the previous share repurchase authorization approved by the Board of Directors on February 16, 2004. The February 16, 2004 share repurchase program replaced all previous share repurchase authorizations and allowed for the repurchase of up to 50 million shares of common stock, subject to an aggregate purchase limit of $2.0 billion. Shares repurchased under these and all previous share repurchase programs were acquired on the open market and are held for reissue in connection with the Corporation's compensation plans and for general corporate purposes. The share repurchase programs currently authorized by the Board of Directors have no date of expiration. During 2004, 2003, and 2002, the Corporation repurchased 40,087,100, 11,462,200, and 1,264,000 shares, respectively, under these programs.

The Corporation's businesses typically generate significant amounts of capital each year in excess of normal dividend and reinvestment requirements. Subject to ongoing capital, investment, and acquisition considera-

FINANCIAL REVIEW continued
--------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       22

tions, management intends to continue share repurchases in 2005.

National City paid dividends per common share of $1.34 in 2004 and $1.25 in 2003, and has paid dividends in every year since its founding except 1868, 1934 and 1935. The dividend payout ratio, representing dividends per share divided by earnings per share, was 31.1% and 36.4% for the years 2004 and 2003, respectively. The decrease in the dividend payout ratio reflects the significant increase in earnings in 2004 including gains from divestitures. The dividend payout ratio is reviewed regularly by management and the Board of Directors, and the current intention is to pay approximately 45% of earnings in dividends over time.

At December 31, 2004, the Corporation's market capitalization was $24.3 billion and there were 65,943 shareholders of record. National City common stock is traded on the New York Stock Exchange under the symbol "NCC." Historical stock price information for National City common stock is presented in tabular form on the inside back cover of this report.
RISK MANAGEMENT

National City management, with the oversight of the Board of Directors, has in place enterprise-wide structures, processes, and controls for managing and mitigating risk. The following discussion addresses the three major risks facing National City: credit, market, and liquidity.

CREDIT RISK

The Corporation's lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, collateral protection, and standard lending policies and underwriting criteria. Note 1 to the consolidated financial statements describes the accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for loan losses and the allowance for losses on lending-related commitments. The policies governing nonperforming loans and charge-offs are consistent with regulatory standards.

Commercial loans evidenced substantial improvement in credit quality in 2004, consistent with improving economic conditions. Consumer credit quality continued to be stable. Management believes that credit quality will remain stable in 2005, given an outlook for a relatively strong economy.

The following tables summarize nonperforming assets and loans 90 days past due accruing interest.

NONPERFORMING ASSETS: Nonperforming assets at December 31 follow:

-----------------------------------------------------------------
     (DOLLARS IN MILLIONS)       2004   2003   2002   2001   2000
-----------------------------------------------------------------
Commercial                       $161   $257   $408   $350   $176
Commercial construction            12      7      6     14      7
Real estate - commercial          102     67     60     64     67
Real estate - residential         194    219    228    166    119
-----------------------------------------------------------------
TOTAL NONPERFORMING LOANS         469    550    702    594    369
Other real estate owned (OREO)     89     99    115     64     33
Mortgage loans held for sale        5      8     --     --     --
-----------------------------------------------------------------
TOTAL NONPERFORMING ASSETS       $563   $657   $817   $658   $402
=================================================================
NONPERFORMING ASSETS AS A
 PERCENTAGE OF:
 PERIOD-END PORTFOLIO LOANS AND
  OTHER NONPERFORMING ASSETS      .56%   .83%  1.13%   .97%   .61%
 PERIOD-END TOTAL ASSETS          .40    .58    .69    .62    .45
=================================================================

Detail of loans 90 days past due accruing interest follows:

-----------------------------------------------------------------
         (IN MILLIONS)           2004   2003   2002   2001   2000
-----------------------------------------------------------------
Commercial                       $ 44   $ 20   $ 41   $ 52   $ 49
Commercial construction            12      3      1      6     12
Real estate - commercial           29     32     26     30     23
Real estate - residential         467    428    450    442    218
Home equity lines of credit        10     15     16     17      8
Credit card and other unsecured
 lines of credit                   21     18      8     12      6
Other consumer                     13     12     19     28     26
Mortgage loans held for sale
 and other                         25     37     14     26     --
-----------------------------------------------------------------
TOTAL LOANS 90 DAYS PAST DUE
 ACCRUING INTEREST               $621   $565   $575   $613   $342
=================================================================

--------------------------------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       23

At December 31, 2004, nonperforming assets were $563 million, including $115 million of nonperforming assets from acquisitions, compared to $657 million at the prior year end. The lower balance of commercial nonperforming assets reflect improvements in credit quality and, to a lesser extent, sales of nonperforming loans. During 2004, approximately $12 million of nonperforming loans were sold to third parties. The increase in nonperforming commercial construction and commercial real estate loans was primarily due to nonperforming loans acquired with acquisitions. Loans 90 days past due accruing interest increased in 2004 to $621 million from $565 million in the prior year. The increase in delinquent commercial and commercial construction loans was also primarily due to acquisitions. Delinquent residential real estate loans increased due primarily to growth in the residential real estate portfolio and increased repurchases of delinquent loans sold pursuant to indemnification agreements. The lower level of delinquent loans in mortgage loans held for sale is primarily due to the decrease in the size of this portfolio year-over-year. There were no particular industry or geographic concentrations in nonperforming or delinquent loans in 2004.

Nonperforming assets and loans 90 days past due declined in 2003 compared to 2002, as loan charge-offs, sales, and paydowns outpaced the addition of new loans to nonperforming and delinquent status. New additions of nonperforming and delinquent loans slowed with the improvement in the economy. During 2003, $127 million of nonperforming commercial loans and approximately $7 million of nonperforming residential real estate loans were sold to third parties. Delinquent credit card and other unsecured lines of credit increased in 2003 as a result of a change in the charge-off policy during the first quarter, which extended the period of time before charging off delinquent balances from 120 days to 150 days. The change in policy was implemented to better manage collection efforts and is consistent with bank regulatory guidelines. The increase in nonperforming and delinquent mortgage loans held for sale in 2003 was related to the growth in mortgage lending.

ALLOWANCE FOR CREDIT LOSSES: To provide for the risk of loss inherent in extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments. In the fourth quarter of 2004, the allowance for losses on lending-related commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported periods were restated to conform to the current presentation. The reclassifications had no effect on the provision for credit losses, which continues to be comprised of the sum of the provision for loan losses and the provision for losses on lending-related commitments, nor on net income or stockholders' equity.

A summary of changes in the allowance for loan losses follows:

------------------------------------------------------------------------
(DOLLARS IN MILLIONS)     2004      2003      2002      2001      2000
------------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                $  1,023   $ 1,006   $   925   $   844   $   911
Provision for loan
 losses                      339       628       661       618       262
Allowance related to
 loans acquired, sold
 or securitized              172        (2)      (4)       (74)      (42)
Charge-offs:
 Commercial                  170       328       317       199        94
 Commercial
  construction                12         3         2         1         2
 Real estate -
  commercial                  23        31        21        16         7
 Real estate -
  residential                126       152        86        60        25
 Home equity lines of
  credit                      27        24        21        14         7
 Credit card and other
  unsecured lines of
  credit                     109        98        83        98       106
 Other consumer              104       121       171       199       168
------------------------------------------------------------------------
Total charge-offs            571       757       701       587       409
------------------------------------------------------------------------
Recoveries:
 Commercial                  101        44        32        17        17
 Commercial
  construction                 1        --        --        --         1
 Real estate -
  commercial                  13         5         5         6         4
 Real estate -
  residential                 52        37         8         1         1
 Home equity lines of
  credit                      10         7         5         3         4
 Credit card and other
  unsecured lines of
  credit                       8         8         8        23        22
 Other consumer               40        47        67        74        73
------------------------------------------------------------------------
Total recoveries             225       148       125       124       122
------------------------------------------------------------------------
NET CHARGE-OFFS              346       609       576       463       287
------------------------------------------------------------------------
BALANCE AT END OF YEAR  $  1,188   $ 1,023   $ 1,006   $   925   $   844
========================================================================
PORTFOLIO LOANS
 OUTSTANDING AT
 DECEMBER 31            $100,138   $79,279   $72,134   $68,041   $65,604
========================================================================
ALLOWANCE AS A
 PERCENTAGE OF:
 Portfolio loans            1.19%     1.29%     1.40%     1.36%     1.29%
 Nonperforming loans       253.4     186.1     143.3     155.9     228.7
 Net charge-offs           343.8     167.8     174.7     200.1     294.8
========================================================================

The allowance for losses on lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of drawdown on the commitment.

FINANCIAL REVIEW continued
--------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       24

A summary of changes in the allowance for losses on lending-related commitments follows:

-----------------------------------------------------------------------
        (DOLLARS IN MILLIONS)          2004   2003   2002   2001   2000
-----------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR           $102   $ 92   $ 71   $ 84   $ 59
Net provision for losses on lending-
 related commitments                    (16)    10     21    (13)    25
Allowance related to commitments
 acquired                                14     --     --     --     --
-----------------------------------------------------------------------
BALANCE AT END OF YEAR                 $100   $102   $ 92   $ 71   $ 84
=======================================================================

TOTAL PROVISION FOR CREDIT LOSSES(A)   $323   $638   $682   $605   $287
=======================================================================

(a) The provision for credit losses is the sum of the provision for loan losses and the provision for losses on lending-related commitments.

Net charge-offs as a percentage of average loans by portfolio type follow:

----------------------------------------------------------
                          2004   2003   2002   2001   2000
----------------------------------------------------------
Commercial                .31%   1.33%  1.19%  .70%    .33%
Commercial construction   .41    .12    .07    .10     .07
Real estate - commercial  .09    .27    .20    .15     .05
Real estate -
 residential              .26    .49    .50    .42     .20
Home equity lines of
 credit                   .11    .18    .24    .21     .08
Credit card and other
 unsecured lines of
 credit                   4.41   4.21   4.02   3.48   3.43
Other consumer            .85    .94    .93    1.02    .71
----------------------------------------------------------
TOTAL NET CHARGE-OFFS TO
 AVERAGE PORTFOLIO LOANS  .39%   .80%   .83%   .68%    .46%
==========================================================

Net charge-offs decreased during 2004 due primarily to lower losses and higher recoveries on commercial loans and residential real estate loans. The credit quality of the commercial portfolio improved in 2004 in comparison to the prior two years due to general improvement in the financial condition of borrowers as the economy strengthened. Losses declined for residential real estate loans in 2004 due to a $17 million writedown prior to the sale of the former Altegra portfolio in 2003. Commercial construction charge-offs increased by a large percentage in 2004 due to a few specific problem loans and the relatively small size of this category. Credit card and other unsecured lines of credit charge-offs also increased due to seasoning of this portfolio and higher levels of consumer bankruptcies.

Net charge-offs increased during 2003 and 2002 due to losses on commercial loans to highly leveraged borrowers, the effect of higher residential real estate portfolio balances, and charge-offs recognized on sales of portfolio loans. The increase in leveraged loan charge-offs was driven by nationally syndicated loans in which National City participated but was not the agent bank. The increase in commercial real estate loan net charge-offs was a function of overall portfolio growth. The increase in residential real estate net charge-offs reflected the growth and seasoning of the portfolio through the retention of First Franklin loans, a $17 million write-down related to the sale of $950 million of the former Altegra portfolio in 2003, and to a lesser extent, the reclassification of certain home equity installment loans to the residential real estate portfolio from the other consumer portfolio in December 2002. The year-over-year increase in net charge-offs on credit card and other unsecured lines of credit was primarily the result of higher losses associated with an increase in consumer bankruptcies and growth in the portfolio, offset to some extent by approximately $2 million associated with the aforementioned change in the charge-off policy for delinquent credit card balances. The year-over-year decrease in other consumer net charge-offs was due to the overall lower balance of the portfolio affected by the aforementioned reclassification of certain home equity installment loans to the residential real estate portfolio and the continued runoff of the automobile lease portfolio.

The provision for credit losses decreased in 2004, reflecting improved credit quality. The provision also decreased in 2003 versus 2002 as a result of improvement in credit quality, although to a lesser extent than experienced in 2004. The provision for credit losses increased in 2002 consistent with higher level of nonperforming assets and charge-offs and uncertainty surrounding the magnitude and duration of the deterioration of economic conditions at the time.

An allocation of the ending allowance for loan losses and allowance for losses on lending-related commitments by portfolio type is shown below. In 2004, the Corporation refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the entire allowance to the specific loan portfolios. As a result, prior years are not directly comparable to the current year presentation.

     ------------------------------------------------------------
    (IN MILLIONS)       2004      2003      2002      2001      2000
     ------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
Commercial             $  572    $  283    $  360     $340      $270
Commercial
  construction and
  real estate -
  commercial              146        54        56       55        58
Real estate -
 residential              185       125       126      119        66
Home equity lines of
 credit and other
 consumer loans           127        94       124      142       127
Credit card and other
 unsecured lines of
 credit                   158       129       101       83       120
Unallocated                --       338       239      186       203
----------------------------------------------------------------------
TOTAL                  $1,188    $1,023    $1,006     $925      $844
======================================================================
ALLOWANCE FOR LOSSES ON LENDING-RELATED COMMITMENTS:
Commercial             $  100    $  102    $   92     $ 71      $ 84
======================================================================

--------------------------------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       25

The percentage of portfolio loans in each category to total loans at year end follows:

------------------------------------------------------------
                       2004    2003    2002    2001    2000
------------------------------------------------------------
Commercial              25.1%   24.2%   31.4%   37.4%   38.8%
Commercial
  construction and
  real estate -
  commercial            15.1    15.3    15.9    12.6    11.8
Real estate -
 residential            30.4    34.6    27.7    21.7    20.4
Home equity lines of
 credit and other
 consumer loans         27.0    23.0    22.2    25.6    25.7
Credit card and other
 unsecured lines of
 credit                  2.4     2.9     2.8     2.7     3.3
------------------------------------------------------------
TOTAL                  100.0%  100.0%  100.0%  100.0%  100.0%
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

The allowance for loan losses also includes an element for estimated probable inherent but undetected losses and for imprecision in the credit risk models utilized to calculate the allowance. In 2004, the methodology used to determine this element of the allowance was refined so that this element was calculated for each portfolio type. In prior years, this element of the allowance was associated with the portfolio as a whole rather than with a specific portfolio type and was categorized as unallocated. This change, coupled with the allowance for loan losses associated with current year acquisitions, accounts for the increase in the amount of the allowance allocated to each portfolio type in 2004 compared to prior years.

The increase in the unallocated allowance in 2003 relative to the allowance allocated by portfolio type and to the 2002 unallocated allowance reflected continued uncertainty surrounding near term economic conditions at the time and the sustained effects of a weak economy over the prior two years. Although most observable credit quality indicators had shown improvement, there were also increased risks that additional undetected losses existed in light of the severity of the past recession and ongoing uncertainty. Such uncertainty was evidenced by mixed reports on economic growth and job creation, volatility of interest rates and energy prices, the impacts of terrorism and war, budget shortfalls at all levels of government, and continued slow demand for capital investments, especially in the manufacturing sector within National City's Midwestern footprint, all of which led to greater volatility in historical loss rates used in National City's credit risk models.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City's primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation's Board of Directors. The Corporation is also exposed to equity price risk through its internally managed portfolio of bank and thrift common stock investments. As of December 31, 2004, this portfolio had a cost basis and fair value of $208 million and $236 million, respectively. Price risk in this portfolio is mitigated by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.

ASSET/LIABILITY MANAGEMENT: The primary goal of asset/liability management is to maximize net interest income and the net present value of future cash flows within authorized risk limits.

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

The earnings simulation model projects changes in net income caused by the effect of changes in interest rates on net interest income. The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. Mortgage loan prepayment models are developed from industry median

FINANCIAL REVIEW continued
--------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       26

estimates of prepayment speeds in conjunction with the historical prepayment performance of the Corporation's own loans. Noncontractual deposit growth rates and pricing are modeled on historical patterns.

Market implied forward rates over the next 12 months are used as the base rate scenario in the earnings simulation model. A high rate scenario and a low rate scenario are also modeled and consist of statistically determined two-standard deviation (SD) moves above and below market implied forward rates over the next 12 months. These rate scenarios are non-parallel in nature and result in short and long-term rates moving in different magnitudes. Resulting net incomes from the base, high, and low scenarios are compared and the percentage change from base net income is limited by ALCO policy to -4.0%.

The most recent earnings simulation model prepared projects net income would be 1.9% higher than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 2.9% if rates were two standard deviations below the implied forward curve over the same period. Both of the earning simulation projections in net income were within the ALCO guideline of -4.0%.

The earnings simulation model excludes the potential effects on fee income and noninterest expense associated with changes in interest rates. Mortgage banking revenue in particular, which is generated from originating, selling, and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand and the value of mortgage servicing rights (MSRs). In general, low or declining interest rates typically lead to increased origination and sales income but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of MSRs. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence origination and sales income while servicing-related income may rise due to lower prepayments. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. Risk related to mortgage banking activities is also monitored by ALCO.

Market Value Modeling: Market Value of Equity (MVE) analysis is used to estimate levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The MVE of the balance sheet is defined as the discounted present value of asset cash flows, minus the discounted present value of liability cash flows, plus or minus the discounted present value of any off-balance sheet cash flows. Cash flows for the Corporation's MSRs and associated hedges are not included in the MVE analysis. Market risk associated with MSRs is hedged through the use of derivative instruments. Refer to Note 12 to the Consolidated Financial Statements for further details on managing market risk for MSRs. Unlike the earnings simulation model, MVE analysis has no time horizon limitations. In addition, MVE analysis is performed as of a single point in time and does not include estimates of future business volumes. As with earnings simulations, assumptions driving timing and magnitude of balance sheet cash flows are critical inputs to the model. Particularly important are assumptions driving loan and security prepayments and noncontractual deposit balance and rate behavior.

The sensitivity of MVE to changes in interest rates is an indication of the longer-term interest rate risk embedded in the balance sheet. This risk may not be present in an earnings simulation due to the short time horizon or the effect of estimated new business volumes in the earnings simulation model. A primary measure of the sensitivity of MVE to movements in rates is defined as the Duration of Equity (DOE). DOE represents the estimated percentage change in MVE for a 1% instantaneous, parallel shift in the yield curve. Generally, the larger the absolute value of DOE the more sensitive the value of the balance sheet is to movements in rates. A positive DOE indicates the MVE should increase as rates fall, or decrease as rates rise. A negative DOE indicates that MVE should increase as rates rise, or decrease as rates fall. Due to the embedded options in the balance sheet, DOE is not constant and can shift with movements in the level or shape of the yield curve. ALCO has set limits on the maximum and minimum acceptable DOE at +3.0 and -1.0, respectively, as measured between +/-150 basis point instantaneous, parallel shifts in the yield curve.

The most recent market value model prepared estimated the current DOE at -0.4. While the current DOE is below management's long-term target of +1.0, it is consistent with management's current view of the interest rate outlook. DOE would rise to +0.6 given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0. DOE would fall to -2.0 given a parallel shift of the yield curve down 150 basis points. Although this result would be below the minimum constraint of -1.0, management believes the likelihood of a sustained 150 basis point fall in rates from current rate levels to be unlikely.

Summary information about the interest-rate risk measures follows:

-----------------------------------------------------------
                                             2004      2003
-----------------------------------------------------------
ONE YEAR NET INCOME SIMULATION PROJECTION
2 SD below implied forward curve             -2.9%     -9.2%
2 SD above implied forward curve             1.9%       1.6%
DURATION OF EQUITY (DOE)
-150 bp Shock vs. Stable Rate                -2.0%     -5.4%
+150 bp Shock vs. Stable Rate                 .6%       -.8%
===========================================================

At the end of 2004, the interest rate risk position was slightly asset sensitive, meaning net income should increase as rates rise and decrease as rates fall, other things being equal. During 2004, the Corporation maintained an asset sensitive interest rate risk position both from an earnings simulation and DOE perspective due to management's expectation that rates would rise.

Interest Rate Risk Management: Financial instruments used to manage interest rate risk include investment securities and interest rate derivatives, which include interest rate swaps, interest rate caps and floors, interest

--------------------------------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       27

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

TRADING RISK MANAGEMENT: The Corporation maintains a trading account primarily to provide investment products and risk management services to its customers. Trading risk is monitored on a regular basis through the use of a statistically-based value-at-risk methodology (VAR). VAR is defined as the potential overnight dollar loss from adverse market movements, with 97.5% confidence, based on historical prices and market rates. During 2004, the average, high, and low VAR amounts were $1 million, $2 million, and $400 thousand, respectively, and within the limit established by ALCO of $4 million. During 2003, the average, high, and low VAR amounts were $552 thousand, $858 thousand, and $293 thousand, respectively. Month-end VAR estimates are monitored regularly. Income from these activities, including interest income, totaled $15 million in 2004, $11 million in 2003, and $16 million in 2002.

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

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Funding sources did not change significantly during 2004. Core deposits, the most significant source of funding, comprised approximately 50% of funding at December 31, 2004 and 54% of funding at December 31, 2003. The year-over-year decline in the core deposit funding source was affected by the mix of funding sources acquired through acquisition and through the use of low-cost purchased funding to fund loan growth. Refer to the Financial Condition section of this Financial Review for further discussion on changes in funding sources. Asset securitization vehicles have also been used as a source of funding over the past several years. During 2004, the Corporation securitized $890 million of automobile loans. In 2002, the Corporation securitized $1.1 billion in automobile loans and $425 million of credit card receivables. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.

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

The primary source of funding for the holding company has been dividends and returns of investment from its bank and nonbank subsidiaries. As discussed in
Note 18 to the consolidated financial statements, the Corporation's bank subsidiaries are subject to regulation and, among other things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 40 may not represent cash immediately available to the holding company. During 2004, the Corporation's bank and nonbank subsidiaries declared and paid dividends to the holding company of $2.2 billion. During 2003, the bank and nonbank subsidiaries declared dividends of $1.3 billion, of which $918 million had been paid as of December 31, 2003. During 2002, the bank and nonbank subsidiaries declared and paid dividends to the holding company of $1.1 billion. Additionally, during 2004, the holding company received $1.2 billion in cash proceeds from the sale of National Processing. During 2003, returns of capital paid to the holding company by the bank and nonbank subsidiaries were $555 million, of which $306 million had been paid at December 31, 2003. During 2002, returns of capital paid by the nonbank subsidiaries were $345 thousand. There were no returns of capital provided by the bank subsidiaries during 2004 and 2002.

Funds raised in the commercial paper market through the Corporation's subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At December 31, 2004 and 2003, $415 million and $693 million, respectively, of commercial paper borrowings were outstanding.

The holding company has a $500 million internal line of credit with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at December 31, 2004 and 2003. The holding company also has a $375 million revolving credit agreement with a group of unaffiliated financial institutions, which serves as a back-up liquidity facility. No borrowings have occurred under this facility. This facility expires in 2005 with a provision to extend the expiration date under certain circumstances.

The Corporation also has in place a shelf registration with the SEC to allow for the sale, over time, of up to

FINANCIAL REVIEW continued
--------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       28

$1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. During 2004, the holding company issued $200 million of senior notes under this shelf registration. In January 2005, the holding company issued an additional $275 million of senior notes leaving $1.0 billion available for future issuance under this shelf registration.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

Contractual Obligations: The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

-----------------------------------------------------------------------------------
                                              PAYMENTS DUE IN
                                   --------------------------------------
                                              ONE TO    THREE TO    OVER
                         NOTE      ONE YEAR    THREE      FIVE      FIVE
    (IN MILLIONS)      REFERENCE   OR LESS     YEARS     YEARS     YEARS     TOTAL
-----------------------------------------------------------------------------------
Deposits without a
 stated maturity(a)                $64,491    $   --     $   --    $   --   $64,491
Consumer and brokered
 certificates of
 deposits(b)(c)                      9,473     8,519      2,473     4,481    24,946
Federal funds
 borrowed and
 security repurchase
 agreements(b)           14          5,893        --         --        --     5,893
Borrowed funds(b)        15          1,803        --         --        --     1,803
Long-term debt(b)(c)   16, 17        9,953    12,073      4,993     6,081    33,100
Operating leases                       139       226        165       331       861
Purchase obligations                   147       165         29         6       347
===================================================================================

(a) Excludes interest.
(b) Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2004. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(c) Excludes unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments.

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

The Corporation also has obligations under its postretirement plan as described in Note 24 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation did not have any commitments or obligations to the defined benefit pension plan at December 31, 2004, due to the funded status of the plan.

The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at December 31, 2004 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 25 to the consolidated financial statements.

Commitments: The following table details the amounts and expected maturities of significant commitments as of December 31, 2004. Further discussion of these commitments is included in Note 22 to the consolidated financial statements.

------------------------------------------------------------------------------
                                           ONE TO   THREE TO   OVER
                                ONE YEAR   THREE      FIVE     FIVE
(IN MILLIONS)                   OR LESS    YEARS     YEARS     YEARS    TOTAL
------------------------------------------------------------------------------
Commitments to extend credit:
 Commercial                     $ 7,271    $6,782    $5,345    $493    $19,891
 Residential real estate         14,127        --        --      --     14,127
 Revolving home equity and
   credit card lines             32,095         1        --      --     32,096
 Other                              417        --        --      --        417
Standby letters of credit         1,681     1,544       845     157      4,227
Commercial letters of credit        238        13         9      --        260
Net commitments to sell
 mortgage loans and
 mortgage-backed securities       6,314        --        --      --      6,314
Commitments to sell commercial
 real estate loans                   71        62        --      --        133
Commitments to fund principal
 investments                         28        86        52      98        264
Commitments to fund civic and
 community investments              184        71        27      31        313
==============================================================================

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund's investment period at

--------------------------------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       29

December 31, 2004. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate the commitments are invested, both of which are determined by either the general and/or limited partners of the funds.

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

Contingent Liabilities: The Corporation may also incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which National City may be held contingently liable is included in Note 22 to the consolidated financial statements.

Off-Balance Sheet Arrangements: The Corporation's significant off-balance sheet arrangements include the use of special-purpose entities, generally securitization trusts, to diversify its funding sources. During the past three years, National City has sold credit card receivables and automobile loans to securitization trusts which are considered qualifying special-purpose entities and, accordingly, are not included in the consolidated balance sheet. In addition, the Corporation acquired home equity securitizations as part of the acquisition of Provident. The Corporation continues to service the loans sold to the trusts, for which it receives a servicing fee, and also has certain retained interests in the assets of the trusts. Further discussion on the accounting for securitizations is included in Note 1 to the consolidated financial statements and detail regarding securitization transactions and retained interests is included in Note 5.

The Corporation also has obligations arising from contractual arrangements that meet the characteristics of Financial Accounting Standards Board Interpretation No. 45. These obligations are discussed in Note 22.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

National City's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and allowance for losses on lending-related commitments, the valuation of mortgage servicing rights, and the valuation of derivative instruments to be critical accounting policies.

Allowance for Loan Losses and Allowance for Losses on Lending-Related
Commitments: The Corporation maintains an allowance for losses inherent in the loan and lease portfolio and an allowance for losses on lending-related commitments for losses inherent in commitments to lend. The allowance for loan losses is presented as a reserve against loans and leases while the allowance for losses on lending-related commitments is presented in other liabilities on the balance sheet. When a commitment is funded, any credit loss reserve previously recognized within the allowance for losses on lending-related commitments is reversed and established in the allowance for loan losses. Loan losses are charged off against the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance for loan losses. A provision for credit losses is charged to operations based on management's periodic evaluation of adequacy of the allowance. The provision for credit losses provides for probable losses on loans, leases and lending-related commitments.

Estimating the amount of the allowance for loan losses and allowance for losses on lending-related commitments requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio represents the largest asset category on the consolidated balance sheet.

Management's assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of homogeneous loans with similar risk characteris-

FINANCIAL REVIEW continued
--------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       30

tics and other environmental risk factors. The allowance established for individual impaired loans reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current market value of the loan, and collateral values.

Pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The analysis also examines historical loss experience and the related internal gradings of loans charged off. The loss migration analysis considers inherent but undetected losses within the portfolio. These losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. This component of the allowance also considers inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish loss estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.

Management also evaluates the impact of environmental factors which pose additional risks that may not adequately be addressed in the analyses described above. Such environmental factors could include: levels of, and trends in, delinquencies and impaired loans, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off, and recovery; experience, ability, and depth of lending management and staff; national and local economic trends and conditions; industry and geographic conditions; concentrations of credit such as, but not limited to, local industries, their employees, suppliers; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The determination of this component of the allowances requires considerable management judgment.

The allowance for losses on lending-related commitments relates primarily to unfunded commercial lending related commitments and letters of credit. The allowance is computed using a methodology similar to that used in determining the allowance for loan losses, modified to take into account the probability of funding these commitments.

There are many factors affecting the allowance for loan losses and allowance for losses on lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods. The allowance for loan losses and allowance for losses on lending-related commitments are assigned to the Corporation's business lines based on the nature of the loan portfolio in each business line. The Wholesale Banking, Consumer and Small Business Financial Services, and National Consumer Finance business lines have been assigned the majority of the allowance and accordingly would be the business lines most affected by actual outcomes differing from management estimates.

The Credit Risk section of this financial review includes a discussion of the factors driving changes in the allowance for loan losses during the current period.

Mortgage Servicing Rights (MSRs): Servicing residential mortgage loans for third-party investors represents a significant business activity of the National City Mortgage line of business. As of December 31, 2004, MSRs totaled $1.5 billion. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be readily available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are reasonable and comparable to those used by other market participants.

Note 12 to the consolidated financial statements includes a sensitivity analysis showing the effects immediate 10% and 20% adverse changes in the mortgage loan prepayment and discount rate assumptions used to estimate the

--------------------------------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       31

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

Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of December 31, 2004, the recorded fair values of derivative assets and liabilities were $886 million and $597 million, respectively. All derivative instruments are carried at fair value on the balance sheet. The valuation of derivative instruments is considered critical because most are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, management must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. The cash flow projection models are acquired from third parties and the assumptions used by management are based on yield curves, forward yield curves, and implied volatilities observable in the cash and derivatives market. The pricing models are also regularly validated by testing through comparison with other third parties.

Because the majority of the derivative instruments are used to protect the value of other assets and liabilities on the balance sheet, changes in the value of the derivatives instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can still occur if the derivative instruments are not effective in hedging changes in the value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in mortgage banking revenue on the consolidated income statement and affect the results of the National City Mortgage line of business. Changes in the fair values of other derivatives are included in other income on the income statement and are primarily generated from investment funding activities and are not allocated to the business lines. Notes 1 and 25 to the consolidated financial statements also provide further discussion on the accounting and use of derivative instruments.

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

2004 ANNUAL REPORT

                                       --
                                       32

QUARTERLY SUMMARY

--------------------------------------------------------------------------------

FOURTH QUARTER REVIEW

Unaudited quarterly results are presented on page 33.

Net income for the fourth quarter of 2004 was $960 million, or $1.46 per diluted share, compared to $591 million or $.86 per diluted share for the third quarter of 2004, and $544 million, or $.88 per diluted for the fourth quarter of 2003. Net income for the fourth quarter of 2004 includes the after-tax gain of $477 million recognized on the sale of National Processing, inclusive of associated sale expenses, adding approximately $.74 to diluted earnings per share.

Net interest income for the fourth quarter of 2004 was $1.2 billion, up 4% from the prior quarter and up 19% from the fourth quarter of 2003. Net interest margin was 4.09% for the fourth quarter of 2004, up from 4.04% in the third quarter of 2004, and 4.03% in the fourth quarter of 2003. The increase in net interest income on a year-over-year basis was due to growth in earning assets, primarily loans, from new business and acquisitions.

The provision for credit losses was $81 million for the fourth quarter of 2004, compared to $98 million for the third quarter of 2004 and $148 million for the fourth quarter of 2003. The lower provision in 2004 reflects improvement in credit quality, particularly in commercial loans. See the Credit Risk section of the Financial Review for further discussion of the provision for credit losses.

Fees and other income were $1.4 billion for the fourth quarter of 2004, compared to $1.0 billion in the prior quarter and $981 million in the fourth quarter of 2003. Fees and other income during the fourth quarter of 2004 included the pretax gain on the sale of National Processing of $714 million and a pretax gain on the sale of seven branches located in the Upper Peninsula of Michigan of $14 million. Mortgage banking revenue declined on a year-over-year basis due to lower volumes of mortgage loan originations and sales in 2004. Fourth quarter 2004 mortgage banking revenue also included $10 million of net hedging losses on MSRs compared to hedging gains of $160 million and $4 million in the third quarter of 2004 and the fourth quarter of 2003, respectively. Leasing revenue increased on a year-over-year basis due to commercial equipment and automobile leases obtained with the acquisition of Provident.

Noninterest expense was $1.3 billion for the fourth quarter of 2004, up 3% from the immediately preceding quarter and 22% from the same quarter a year ago. The fourth quarter of 2004 included $19 million of expenses associated with the sale of National Processing and $39 million of other charges related to acquisitions completed during 2004. On a year-over-year basis, noninterest expense also increased due to higher personnel, leasing and equipment, and intangible amortization costs related to acquisitions.

The income tax provision for the fourth quarter of 2004 included a $44 million benefit resulting from the reduction of deferred tax liabilities arising from the favorable conclusion of tax examinations and the regular re-assessment of certain tax exposures, and also reflects a 32% effective tax rate on the National Processing sale gain.

Average total assets for the fourth quarter of 2004 were $137.9 billion, up from $133.6 billion in the third quarter of 2004. The growth in average total assets primarily reflects increases in portfolio loans, mainly home equity and nonconforming mortgage loans.

                                                              2004 ANNUAL REPORT

                                       --
                                       33

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL INFORMATION

Unaudited quarterly results are presented below.

------------------------------------------------------------------------------------------------------------------
                                                                                                           Full
      (Dollars in Millions, Except Per Share Amounts)        First      Second     Third      Fourth       Year
------------------------------------------------------------------------------------------------------------------
2004
CONDENSED INCOME STATEMENT
  Interest income                                            $1,344     $1,395     $1,612     $1,745      $6,096
  Interest expense                                              325       335         424       509        1,593
  Net interest income                                         1,019     1,060       1,188     1,236        4,503
  Provision for credit losses                                    83        61          98        81          323
  Fees and other income                                       1,117       861       1,024     1,442        4,444
  Net securities gains                                           --         5           3        11           19
  Noninterest expense                                           986     1,075       1,233     1,271        4,565
  Income before income tax expense                            1,067       790         884     1,337        4,078
  Net income                                                    710       519         591       960        2,780
FINANCIAL RATIOS
  Return on average common equity                             29.58%    20.13%      19.00%    29.70%       24.56%
  Return on average assets                                     2.61      1.80        1.76      2.77         2.24
  Net interest margin                                          4.16      4.09        4.04      4.09         4.09
  Efficiency ratio                                            46.03     55.77       55.54     47.34        50.87
PER COMMON SHARE
  Basic net income                                           $ 1.17     $ .84      $  .88     $1.48       $ 4.37
  Diluted net income                                           1.16       .83         .86      1.46         4.31
  Dividends declared and paid                                   .32       .32         .35       .35         1.34
------------------------------------------------------------------------------------------------------------------
2003
CONDENSED INCOME STATEMENT
  Interest income                                            $1,519     $1,521     $1,548     $1,409      $5,997
  Interest expense                                              426       426         403       375        1,630
  Net interest income                                         1,093     1,095       1,145     1,034        4,367
  Provision for credit losses                                   200       183         107       148          638
  Fees and other income                                       1,103       981         484       981        3,549
  Net securities gains                                           --        32           5        10           47
  Noninterest expense                                         1,009     1,026       1,008     1,045        4,088
  Income before income tax expense                              987       899         519       832        3,237
  Net income                                                    643       586         344       544        2,117
FINANCIAL RATIOS
  Return on average common equity                             30.60%    26.74%      14.87%    22.99%       23.60%
  Return on average assets                                     2.24      1.97        1.10      1.88         1.79
  Net interest margin                                          4.21      4.11        4.10      4.03         4.11
  Efficiency ratio                                            45.77     49.27       61.62     51.69        51.46
PER COMMON SHARE
  Basic net income                                           $ 1.05     $ .96      $  .56     $ .89       $ 3.46
  Diluted net income                                           1.05       .94         .56       .88         3.43
  Dividends declared and paid                                  .305      .305         .32       .32         1.25
------------------------------------------------------------------------------------------------------------------
2002
CONDENSED INCOME STATEMENT
  Interest income                                            $1,503     $1,436     $1,443     $1,534      $5,916
  Interest expense                                              506       473         472       459        1,910
  Net interest income                                           997       963         971     1,075        4,006
  Provision for credit losses                                   189       165         169       159          682
  Fees and other income                                         691       699         576       528        2,494
  Net securities gains (losses)                                  54        44          --       (17)          81
  Noninterest expense                                           875       974         870     1,011        3,730
  Income before income tax expense                              678       567         508       416        2,169
  Net income                                                    446       374         347       280        1,447
FINANCIAL RATIOS
  Return on average common equity                             24.03%    19.05%      16.79%    13.41%       18.14%
  Return on average assets                                     1.77      1.53        1.36       .99         1.40
  Net interest margin                                          4.36      4.42        4.34      4.26         4.34
  Efficiency ratio                                            51.58     58.33       55.98     62.80        57.12
PER COMMON SHARE
  Basic net income                                           $  .73     $ .62      $  .56     $ .46       $ 2.37
  Diluted net income                                            .73       .60         .56       .46         2.35
  Dividends declared and paid                                  .295      .295        .305      .305         1.20
------------------------------------------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       34

STATISTICAL DATA

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA(a)

---------------------------------------------------------------------------------------------------------------------------
                                                                        For the Calendar Year
---------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)   2004(B)      2003       2002       2001      2000      1999      1998      1997
---------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME
 Interest income:
  Loans                                     $5,631     $5,585     $5,334     $5,864    $5,790    $4,938    $4,812    $4,487
  Securities                                   396        372        546        518       740       922       885       840
  Other                                         69         40         36         33        37        53        60        36
---------------------------------------------------------------------------------------------------------------------------
    Total interest income                    6,096      5,997      5,916      6,415     6,567     5,913     5,757     5,363
 Interest expense:
  Deposits                                     896        892      1,148      1,778     1,937     1,636     1,846     1,813
  Borrowings and long-term debt                697        738        762      1,198     1,671     1,277       999       739
---------------------------------------------------------------------------------------------------------------------------
    Total interest expense                   1,593      1,630      1,910      2,976     3,608     2,913     2,845     2,552
---------------------------------------------------------------------------------------------------------------------------
 Net interest income                         4,503      4,367      4,006      3,439     2,959     3,000     2,912     2,811
 Provision for credit losses                   323        638        682        605       287       250       201       225
---------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision
   for credit losses                         4,180      3,729      3,324      2,834     2,672     2,750     2,711     2,586
 Fees and other income                       4,444      3,549      2,494      2,533     2,427     2,243     2,180     1,766
 Securities gains, net                          19         47         81        145        57       138       134        81
---------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                 4,463      3,596      2,575      2,678     2,484     2,381     2,314     1,847
 Noninterest expense                         4,565      4,088      3,730      3,345     3,184     2,983     3,377     2,793
---------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                 4,078      3,237      2,169      2,167     1,972     2,148     1,648     1,640
 Income taxes                                1,298      1,120        722        779       670       743       577       518
---------------------------------------------------------------------------------------------------------------------------
 Net income                                 $2,780     $2,117     $1,447     $1,388    $1,302    $1,405    $1,071    $1,122
===========================================================================================================================
PER COMMON SHARE
 Diluted net income                          $4.31      $3.43      $2.35      $2.27     $2.13     $2.22     $1.61     $1.71
 Dividends declared                           1.34       1.25       1.20       1.16      .855     1.085       .97       .86
 Dividends paid                               1.34       1.25       1.20       1.16      1.14      1.06       .94       .84
 Average diluted shares                     645.51     616.41     616.17     611.94    612.63    632.45    665.72    655.47
 Book value                                 $19.80     $15.39     $13.35     $12.15    $11.06     $9.39    $10.69     $9.75
 Market value (close)                        37.55      33.94      27.32      29.24     28.75     23.69     36.25     32.88
FINANCIAL RATIOS
 Return on average common equity             24.56%     23.60%     18.14%     19.94%    21.29%    22.64%    15.40%    18.20%
 Return on average total equity              24.57      23.60      18.14      19.90     21.21     22.56     15.37     18.20
 Return on average assets(c)                  2.24       1.79       1.40       1.49      1.52      1.67      1.34      1.56
 Average stockholders' equity to average
  assets(c)                                   9.10       7.57       7.70       7.49      7.17      7.39      8.70      8.57
 Dividend payout ratio                       31.09      36.44      51.06      51.10     40.14     48.87     60.25     50.29
 Net interest margin                          4.09       4.11       4.34       4.09      3.85      3.99      4.11      4.37
 Net charge-offs to average portfolio
  loans                                        .39        .80        .83        .68       .46       .43       .37       .44
 Efficiency ratio                            50.87      51.46      57.12      55.70     58.75     56.49     65.81     60.45
AT YEAR END
 Assets(c)                                $139,280   $114,036   $118,114   $105,888   $88,619   $87,121   $88,246   $75,779
 Portfolio loans                           100,138     79,279     72,134     68,041    65,604    60,204    58,011    51,994
 Loans held for sale or securitization      12,430     15,368     24,501     16,831     3,439     2,731     3,508     1,250
 Securities                                  9,281      6,866      9,211      9,859     9,904    14,904    16,119    13,798
 Deposits                                   85,955     63,930     65,119     63,130    55,256    50,066    58,247    52,617
 Long-term debt                             28,696     23,666     22,730     17,316    18,145    15,038     9,689     6,297
 Total stockholders' equity                 12,804      9,329      8,161      7,381     6,770     5,728     7,013     6,158
 Common shares outstanding                  646.75     606.00     611.49     607.35    609.19    607.06    652.65    631.39
===========================================================================================================================

----------------------------------------  ---------------------------
                                             For the Calendar Year
----------------------------------------  ---------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)    1996      1995      1994
----------------------------------------  ---------------------------
STATEMENTS OF INCOME
 Interest income:
  Loans                                    $4,425    $4,383    $3,673
  Securities                                  854       966       911
  Other                                        40        52        20
-----------------------------------------------------------------------------
    Total interest income                   5,319     5,401     4,604
 Interest expense:
  Deposits                                  1,862     1,975     1,479
  Borrowings and long-term debt               612       673       420
--------------------------------------------------------------------------------------
    Total interest expense                  2,474     2,648     1,899
-----------------------------------------------------------------------------------------------
 Net interest income                        2,845     2,753     2,705
 Provision for credit losses                  240       205       196
--------------------------------------------------------------------------------------------------------
  Net interest income after provision
   for credit losses                        2,605     2,548     2,509
 Fees and other income                      1,528     1,332     1,274
 Securities gains, net                        109        42        35
-----------------------------------------------------------------------------------------------------------------
    Total noninterest income                1,637     1,374     1,309
 Noninterest expense                        2,800     2,714     2,635
--------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                1,442     1,208     1,183
 Income taxes                                 448       380       364
---------------------------------------------------------------------------------------------------------------------------
 Net income                                 $ 994     $ 828     $ 819
========================================
PER COMMON SHARE
 Diluted net income                         $1.48     $1.22     $1.21
 Dividends declared                           .94       .65       .59
 Dividends paid                               .74       .65       .59
 Average diluted shares                    673.10    676.48    674.85
 Book value                                 $9.39     $8.77     $7.43
 Market value (close)                       22.44     16.56     12.94
FINANCIAL RATIOS
 Return on average common equity            16.69%    15.44%    16.39%
 Return on average total equity             16.61     15.19     16.09
 Return on average assets(c)                 1.40      1.15      1.23
 Average stockholders' equity to average
  assets(c)                                  8.44      7.59      7.62
 Dividend payout ratio                      63.51     53.28     48.76
 Net interest margin                         4.47      4.24      4.53
 Net charge-offs to average portfolio
  loans                                       .46       .42       .35
 Efficiency ratio                           63.47     65.85     65.22
AT YEAR END
 Assets(c)                                $72,918   $74,142   $70,438
 Portfolio loans                           50,442    50,127    47,396
 Loans held for sale or securitization        444       416       140
 Securities                                13,412    15,384    15,338
 Deposits                                  53,619    54,923    54,755
 Long-term debt                             3,516     3,515     2,693
 Total stockholders' equity                 6,216     5,892     5,039
 Common shares outstanding                 661.72    650.96    652.68
========================================

(a) Prior period data have been restated, where applicable, for stock splits and pooling-of-interests business combinations.
(b) On a comparable basis, results for 2004 were affected by the acquisitions of Allegiant Bancorp Inc., Provident Financial Group Inc., and Wayne Bancorp, and the sale of National Processing, Inc. Refer to Note 3 of the Consolidated Financial Statements for further details.
(c) The 2003-2000 periods have been restated to reflect the reclassification of the allowance for losses on lending-related commitments from the allowance for loan losses to other liabilities. Refer to the Credit Quality section of the Financial Review and Note 8 of the Consolidated Financial Statements for further details.

                                                              2004 ANNUAL REPORT

                                       --
                                       35

REPORT ON MANAGEMENT'S ASSESSMENT OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

--------------------------------------------------------------------------------

National City Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

We, as management of National City Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management's actions taken in discharging responsibilities for accounting, financial reporting, and internal control. Ernst & Young LLP, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2004, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control - Integrated Framework". Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management's assessment of the Corporation's internal control over financial reporting.


/s/ David A. Daberko             /s/ Jeffrey D. Kelly
DAVID A. DABERKO                 JEFFREY D. KELLY
Chairman and Chief               Vice Chairman and
Executive Officer                Chief Financial Officer

Cleveland, Ohio

February 8, 2005

2004 ANNUAL REPORT

                                       --
                                       36

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

--------------------------------------------------------------------------------

REPORT ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee of the Board of Directors and the Stockholders of National City Corporation

We have audited management's assessment, included in the accompanying Report on Management's Assessment of Internal Control Over Financial Reporting, that National City Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National City Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that National City Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, National City Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of National City Corporation and our report dated February 8, 2005, expressed an unqualified opinion thereon.

Cleveland, Ohio                                            /s/ Ernst & Young LLP

February 8, 2005

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee of the Board of Directors and the Stockholders of National City Corporation

We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of National City Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National City Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2005 expressed an unqualified opinion thereon.

Cleveland, Ohio                                            /s/ Ernst & Young LLP

February 8, 2005

                                                              2004 ANNUAL REPORT

                                       --
                                       37

CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------
                                                                          December 31
                                                                --------------------------------
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2004                2003
------------------------------------------------------------------------------------------------
ASSETS
  Cash and demand balances due from banks                       $  3,832,040        $  3,595,706
  Federal funds sold and security resale agreements                  302,534             162,347
  Securities available for sale, at fair value                     9,280,917           6,865,616
  Other investments                                                  934,236             830,887
  Loans held for sale or securitization:
    Commercial                                                        24,534              16,300
    Commercial real estate                                           546,072                  --
    Mortgage                                                      11,859,715          14,497,277
    Automobile                                                            --             853,982
------------------------------------------------------------------------------------------------
      Total loans held for sale or securitization                 12,430,321          15,367,559
  Portfolio loans:
    Commercial                                                    25,160,464          19,164,326
    Commercial construction                                        2,922,921           2,289,429
    Real estate - commercial                                      12,193,394           9,827,877
    Real estate - residential                                     30,398,068          27,393,711
    Home equity lines of credit                                   18,884,890          10,950,356
    Credit card and other unsecured lines of credit                2,413,465           2,324,198
    Other consumer                                                 8,164,633           7,328,956
------------------------------------------------------------------------------------------------
      Total portfolio loans                                      100,137,835          79,278,853
    Allowance for loan losses                                     (1,188,462)         (1,022,720)
------------------------------------------------------------------------------------------------
      Net portfolio loans                                         98,949,373          78,256,133
  Properties and equipment                                         1,268,688           1,085,220
  Equipment leased to others                                       1,050,787              48,992
  Other real estate owned                                             89,362              99,418
  Mortgage servicing rights                                        1,504,866           1,298,417
  Goodwill                                                         3,302,413           1,103,340
  Other intangible assets                                            213,461              62,475
  Derivative assets                                                  885,541           1,349,259
  Accrued income and other assets                                  5,235,838           3,910,700
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $139,280,377        $114,036,069
================================================================================================
LIABILITIES
  Deposits:
    Noninterest bearing                                         $ 18,652,502        $ 16,585,367
    NOW and money market                                          29,263,454          26,849,261
    Savings                                                        2,552,990           2,353,721
    Consumer time                                                 16,828,303          13,133,909
    Other                                                          4,635,416             924,969
    Foreign                                                       14,021,942           4,082,803
------------------------------------------------------------------------------------------------
      Total deposits                                              85,954,607          63,930,030
  Federal funds borrowed and security repurchase agreements        5,892,428           6,693,916
  Borrowed funds                                                   2,035,900           6,615,460
  Long-term debt                                                  28,091,363          23,480,724
  Junior subordinated debentures owed to unconsolidated
    subsidiary trusts                                                604,629             185,568
  Derivative liabilities                                             596,822             875,737
  Accrued expenses and other liabilities                           3,301,099           2,925,963
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                               $126,476,848        $104,707,398
================================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock, no par value, $100 liquidation value per
    share, authorized 5,000,000 shares, 70,272 shares
    outstanding in 2004, no shares outstanding in 2003          $         --        $         --
  Common stock, par value $4 per share, authorized
    1,400,000,000 shares, outstanding 646,749,650 shares in
    2004 and 605,996,120 shares in 2003                            2,586,999           2,423,985
  Capital surplus                                                  3,647,711           1,116,279
  Retained earnings                                                6,468,231           5,723,720
  Accumulated other comprehensive income                             100,588              64,687
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        12,803,529           9,328,671
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $139,280,377        $114,036,069
================================================================================================

See Notes to Consolidated Financial Statements

2004 ANNUAL REPORT

                                       --
                                       38

CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------
                                                                           For the Calendar Year
                                                                -------------------------------------------
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             2004             2003           2002
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                          $5,631,125       $5,584,681     $5,333,962
  Securities:
    Taxable                                                         338,724          318,304        474,096
    Exempt from Federal income taxes                                 32,669           33,927         36,286
    Dividends                                                        24,272           20,404         35,191
  Federal funds sold and security resale agreements                   6,185            2,756          2,010
  Other investments                                                  63,932           37,750         34,375
-----------------------------------------------------------------------------------------------------------
      Total interest income                                       6,096,907        5,997,822      5,915,920
INTEREST EXPENSE
  Deposits                                                          896,131          891,731      1,148,378
  Federal funds borrowed and security repurchase agreements          94,097          132,397        150,430
  Borrowed funds                                                     15,237           18,672         37,375
  Long-term debt and capital securities                             587,870          587,016        574,358
-----------------------------------------------------------------------------------------------------------
      Total interest expense                                      1,593,335        1,629,816      1,910,541
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               4,503,572        4,368,006      4,005,379
PROVISION FOR CREDIT LOSSES                                         323,272          638,418        681,918
-----------------------------------------------------------------------------------------------------------
      Net interest income after provision for credit losses       4,180,300        3,729,588      3,323,461
NONINTEREST INCOME
  Mortgage banking revenue                                        1,283,727        1,482,026        590,341
  Deposit service charges                                           655,655          568,067        513,560
  Payment processing revenue                                        408,617          477,888        451,037
  Trust and investment management fees                              300,931          291,075        307,387
  Card-related fees                                                 141,558          168,947        156,965
  Brokerage revenue                                                 138,673          122,080        108,585
  Leasing revenue                                                   180,407           37,097         40,190
  Gain on sale of National Processing                               714,195               --             --
  Other                                                             620,285          401,669        325,817
-----------------------------------------------------------------------------------------------------------
      Total fees and other income                                 4,444,048        3,548,849      2,493,882
  Securities gains, net                                              18,974           47,152         81,092
-----------------------------------------------------------------------------------------------------------
      Total noninterest income                                    4,463,022        3,596,001      2,574,974
NONINTEREST EXPENSE
  Salaries, benefits, and other personnel                         2,489,217        2,215,686      1,865,480
  Equipment                                                         299,867          244,596        221,401
  Net occupancy                                                     254,006          232,989        225,044
  Third-party services                                              317,775          295,348        239,083
  Card processing                                                   190,396          218,093        210,891
  Marketing and public relations                                    115,403          135,569        146,138
  Leasing expense                                                   125,685           52,118         93,675
  Other                                                             773,033          693,724        727,922
-----------------------------------------------------------------------------------------------------------
      Total noninterest expense                                   4,565,382        4,088,123      3,729,634
-----------------------------------------------------------------------------------------------------------
Income before income tax expense                                  4,077,940        3,237,466      2,168,801
Income tax expense                                                1,298,006        1,120,402        722,158
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                       $2,779,934       $2,117,064     $1,446,643
===========================================================================================================
NET INCOME PER COMMON SHARE
  Basic                                                               $4.37            $3.46          $2.37
  Diluted                                                              4.31             3.43           2.35
AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                         635,450,188      611,205,682    610,186,786
  Diluted                                                       645,510,514      616,410,043    616,174,238
===========================================================================================================

See Notes to Consolidated Financial Statements

                                                              2004 ANNUAL REPORT

                                       --
                                       39

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                                                                          Other
                                                   Preferred     Common      Capital      Retained    Comprehensive
(Dollars in Thousands, Except Per Share Amounts)     Stock       Stock       Surplus      Earnings    Income (Loss)       Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                          $   698    $2,429,419   $  908,780   $3,970,049     $  72,277      $ 7,381,223
  Comprehensive income:
    Net income                                                                            1,446,643                      1,446,643
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income                                                                                             117,417          117,417
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net losses
       included in net income                                                                            (122,514)        (122,514)
                                                                                                                       -----------
  Total comprehensive income                                                                                             1,441,546
  Common dividends declared, $1.20 per share                                               (732,064)                      (732,064)
  Preferred dividends declared                                                                  (21)                           (21)
  Issuance of 5,360,548 common shares under stock-
   based compensation plans, including related tax
   effects                                                         21,443       81,493                                     102,936
  Repurchase of 1,264,000 common shares                            (5,056)      (1,428)     (26,042)                       (32,526)
  Conversion of 13,234 shares of preferred stock
   to 40,082 common shares and redemption of 735
   shares                                              (698)          160          501                                         (37)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                          $    --    $2,445,966   $  989,346   $4,658,565     $  67,180      $ 8,161,057
  Comprehensive income:
    Net income                                                                            2,117,064                      2,117,064
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income                                                                                             (90,755)         (90,755)
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net losses
       included in net income                                                                              88,262           88,262
                                                                                                                       -----------
  Total comprehensive income                                                                                             2,114,571
  Common dividends declared, $1.25 per share                                               (764,817)                      (764,817)
  Issuance of 5,966,961 common shares under stock-
   based compensation plans, including related tax
   effects                                                         23,868      146,609                                     170,477
  Repurchase of 11,462,200 common shares                          (45,849)     (19,676)    (287,092)                      (352,617)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                          $    --    $2,423,985   $1,116,279   $5,723,720     $  64,687      $ 9,328,671
  Comprehensive income:
    Net income                                                                            2,779,934                      2,779,934
    Other comprehensive income, net of tax:
      Change in unrealized gains and losses on
       securities, net of reclassification
       adjustment for net gains included in net
       income                                                                                             (25,125)         (25,125)
      Change in unrealized gains and losses on
       derivative instruments used in cash flow
       hedging relationships, net of
       reclassification adjustment for net losses
       included in net income                                                                              61,026           61,026
                                                                                                                       -----------
  Total comprehensive income                                                                                             2,815,835
  Common dividends declared, $1.34 per share                                               (860,354)                      (860,354)
  Preferred dividends declared, $11.17 per share                                               (785)                          (785)
  Issuance of 9,926,163 common shares under stock-
   based compensation plans, including related tax
   effects                                                         38,215      307,658           --                        345,873
  Repurchase of 40,087,100 common shares                         (160,348)    (134,120)  (1,174,284)                    (1,468,752)
  Issuance of 71,286,645 common shares and 70,272
   preferred shares pursuant to acquisitions(1)                   285,147    2,358,284                                   2,643,431
  Other                                                                           (390)                                       (390)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                          $    --    $2,586,999   $3,647,711   $6,468,231     $ 100,588      $12,803,529
==================================================================================================================================

(1) Includes adjustment for fair value of stock options exchanged and forward purchase contracts assumed of $86 million and $59 million, respectively.

See Notes to Consolidated Financial Statements

2004 ANNUAL REPORT

                                       --
                                       40

CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------
                                                                        For the Calendar Year
                                                              ------------------------------------------
                       (IN THOUSANDS)                             2004           2003           2002
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                $  2,779,934   $  2,117,064   $  1,446,643
    Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
      Provision for credit losses                                  323,272        638,418        681,918
      Depreciation and amortization of properties and
      equipment and equipment leased to others                     343,001        194,877        182,840
      Amortization of intangible assets and servicing assets       583,630        536,972        378,747
      Accretion of premiums and discounts on securities,
      loans, deposits, and debt                                    (61,562)       (20,085)       (23,415)
      Servicing asset impairment charges (recoveries)              105,037       (194,277)       246,330
      Ineffective hedge and other derivative gains, net           (652,557)      (251,549)      (671,841)
      Gain on sale of National Processing                         (714,195)            --             --
      Securities gains, net                                        (18,974)       (47,152)       (81,092)
      Gains on loans sold or securitized, net                       (3,379)    (1,031,561)      (528,688)
      Other (gains) losses, net                                    (91,198)       166,968        290,403
      Originations and purchases of loans held for sale or
      securitization                                           (80,725,186)  (111,133,636)   (81,217,831)
      Principal payments on and proceeds from sales of loans
      held for sale or securitization                           82,601,040    119,666,635     71,705,366
      Provision for deferred income taxes                          (60,389)      (107,880)      (220,528)
      (Increase) decrease in accrued interest receivable           (57,892)        12,383          8,491
      Increase (decrease) in accrued interest payable               15,434        (19,479)        36,059
      Net change in other assets and liabilities                   589,211      2,156,063      1,419,975
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              4,955,227     12,683,761     (6,346,623)
--------------------------------------------------------------------------------------------------------
LENDING AND INVESTING ACTIVITIES
    Net decrease (increase) in Federal funds sold, security
     resale agreements, and other investments                       87,339         12,256       (128,089)
    Purchases of available-for-sale securities                  (1,470,152)    (3,967,818)    (4,089,805)
    Proceeds from sales of available-for-sale securities         1,487,999      1,731,204      3,112,992
    Proceeds from maturities, calls, and prepayments of
     available-for-sale securities                               2,376,281      4,488,063      2,681,143
    Net increase in loans                                      (11,262,621)   (10,845,592)    (4,138,885)
    Proceeds from sales or securitizations of loans              2,005,009      1,835,347      1,902,237
    Net increase in properties and equipment and equipment
     leased to others                                             (145,731)      (296,887)      (152,973)
    Net cash received (paid) for acquisitions                      172,526        (35,118)            --
    Proceeds from sale of National Processing, net of cash
     sold                                                        1,085,320             --             --
    Proceeds from other divestitures, net of cash sold              28,710             --             --
--------------------------------------------------------------------------------------------------------
Net cash used in lending and investing activities               (5,635,320)    (7,078,545)      (813,380)
--------------------------------------------------------------------------------------------------------
DEPOSIT AND FINANCING ACTIVITIES
    Net increase (decrease) in deposits                          9,710,994     (1,161,690)     1,970,593
    Net (decrease) increase in Federal funds borrowed and
     security repurchase agreements                             (2,423,938)       165,658        (65,130)
    Net (decrease) increase in borrowed funds                   (5,016,503)    (4,878,449)       243,538
    Repayments of long-term debt                               (13,382,078)   (10,317,328)    (5,287,240)
    Proceeds from issuances of long-term debt, net              14,011,970     11,372,830     10,312,428
    Dividends paid                                                (861,139)      (764,817)      (732,095)
    Issuances of common stock                                      345,873        170,477        102,936
    Repurchases of common stock                                 (1,468,752)      (352,617)       (32,526)
    Redemption of preferred stock                                       --             --            (37)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) deposit and financing
  activities                                                       916,427     (5,765,936)     6,512,467
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and demand balances due from
  banks                                                            236,334       (160,720)      (647,536)
Cash and demand balances due from banks, January 1               3,595,706      3,756,426      4,403,962
--------------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, DECEMBER 31          $  3,832,040   $  3,595,706   $  3,756,426
========================================================================================================
SUPPLEMENTAL INFORMATION
    Cash paid for:
      Interest                                                $  1,577,901   $  1,421,774   $  1,874,482
      Income taxes                                               1,181,574      1,177,170        877,918
    Noncash items:
      Transfers of loans to other real estate                      322,963        228,731        187,414
      Common and preferred shares issued for acquisitions        2,643,431             --             --
      Carrying value of securities donated to the National
      City Charitable Foundations                                      422         25,007         36,306
      Consolidation of asset-backed commercial paper conduit
        Loans                                                           --             --        679,451
        Securities                                                      --             --      1,992,178
        Other assets                                                    --             --          1,492
        Commercial paper borrowings                                                    --      2,688,757
        Other liabilities                                               --             --            228
      Fair value of AMVESCAP PLC stock received in
      connection with sale of National Asset Management
      Corporation preferred stock                                       --             --          1,386
========================================================================================================

See Notes to Consolidated Financial Statements

                                                              2004 ANNUAL REPORT

                                       --
                                       41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NATURE OF OPERATIONS

National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive branch bank network in Ohio, Indiana, Illinois, Kentucky, Michigan, Missouri, and Pennsylvania and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Primary businesses include commercial and retail banking, mortgage financing and servicing, consumer finance, and asset management.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Corporation and its consolidated subsidiaries. The Corporation completed acquisitions of Allegiant Bancorp, Inc. (Allegiant), Provident Financial Group, Inc. (Provident), and Wayne Bancorp (Wayne) on April 9, 2004, July 1, 2004, and October 5, 2004, respectively. The consolidated financial statements include the results of operations of these entities from their respective dates of acquisition. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Where the Corporation is a transferor of assets to an SPE, the assets sold to the SPE are no longer recorded on the balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from National City's creditors, the Corporation considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Corporation currently services certain credit card receivables, automobile loans, and home equity loans and lines that were sold to various securitization trusts. Further discussion regarding these securitization trusts is included in Note 5.

USE OF ESTIMATES: The accounting and reporting policies of National City conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates.

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

2004 ANNUAL REPORT

                                       --
                                       42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

LOANS AND LEASES: Loans are generally reported at the principal amount outstanding. Loans held for sale or securitization are valued on an aggregate basis at the lower of carrying amount or fair value. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.

Leases are classified as either direct financing leases or operating leases, based on the terms of the lease arrangement. To be classified as a direct financing lease, the lease must have at least one of the following four characteristics: 1) the lease transfers ownership of the property to the lessee by the end of the lease term; 2) the lease contains a bargain purchase option;
3) the lease term is equal to 75% or more of the estimated economic life of the leased property; or 4) the present value of the lease payments and the guaranteed residual value are at least 90% of the cost of the leased property. Leases that do not meet any of these four criteria are classified as operating leases and reported as equipment leased to others on the balance sheet.

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

Nonperforming commercial loans and leases and commercial loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due. Loans secured by residential real estate are generally charged off to the extent principal and interest due exceed 90% of the current appraised value of the collateral and the loan becomes 180 days past due.

Commercial and commercial real estate loans exceeding $3 million are evaluated for impairment in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires an allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. All loans subject to evaluation and considered impaired are included in nonperforming assets.

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

The Corporation, through its subsidiary National City Mortgage, sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Corporation to repurchase individual delinquent loans that meet certain criteria. At the Corporation's option, and without GNMA's prior authorization, the Corporation may repurchase the delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, the Corporation is deemed to have regained effective control over the loan and is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of the Corporation's intent to repurchase the loan. At December 31, 2004 and December 31, 2003, residential real estate portfolio loans included $233 million and $240 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other borrowed funds.

ALLOWANCE FOR LOAN LOSSES AND ALLOWANCE FOR LOSSES ON LENDING-RELATED
COMMITMENTS: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience,

                                                              2004 ANNUAL REPORT

                                       --
                                       43

--------------------------------------------------------------------------------

current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. When loans are identified for sale or securitization, the attributed loan loss allowance is reclassified as a reduction to the carrying value of the loans.

The Corporation maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these losses is recorded as a component of the provision for credit losses.

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

SECURITIES: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or losses on the statement of income. Interest on trading account securities is recorded in interest income. As of December 31, 2004 and December 31, 2003, trading account securities totaled $117 million and $22 million, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at December 31, 2004 or December 31, 2003.

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

Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of and other-than-temporary impairment charges on securities are determined using the specific-identification method, except for the Corporation's internally-managed equity portfolio comprised primarily of bank and thrift common stock investments (bank stock fund). The Corporation utilizes the average-cost method to determine realized gains and losses and other-than-temporary impairment charges on bank stock fund investments, consistent with the manner in which the investments in this fund are managed. Purchases and sales of securities are recognized on a trade-date basis.

PRINCIPAL INVESTMENTS: Principal investments, which include direct investments in private and public companies and indirect investments in private equity funds, are carried at estimated fair value with changes in fair value recognized in other noninterest income.

Direct investments include equity and mezzanine investments in the form of common stock, preferred stock, limited liability company interests, warrants, and subordinated debt. Direct mezzanine investments in the form of subordinated debt and preferred stock, which earn interest or dividends, are included in other investments on the balance sheet, while the remainder of the direct investments are included in other assets. Indirect investments include ownership interests in private equity funds managed by third party general partners and are included in other assets on the balance sheet.

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

2004 ANNUAL REPORT

                                       --
                                       44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

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

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment.

Intangible assets with finite lives include core deposits, credit card, operating lease, and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are primarily amortized over a period not to exceed 10 years using an accelerated amortization method. Credit card intangibles are amortized over their estimated useful lives on a straight-line basis, which range from one to 10 years. Operating lease intangibles are amortized based upon an accelerated amortization method over the remaining weighted average lease term. Other intangibles, which consist primarily of customer contracts and noncompete agreements, are amortized over the period benefited ranging from three to nine years. Amortization expense for core deposits and other intangibles are recognized in noninterest expense. Amortization expense for operating lease intangibles is recognized in noninterest income. Note 11 includes a summary of goodwill and other intangible assets.

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

Equipment leased to others are stated at cost less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the life of the lease considering the estimated residual value. On a periodic basis, a review is undertaken to determine if the leased equipment is impaired by comparing expected undiscounted cash flows from rental income to the equipment carrying value. An impairment loss is recognized if the carrying amount of the equipment exceeds the expected cash flows.

ASSET SECURITIZATIONS: National City uses the securitization of financial assets as a source of funding. Financial assets, including pools of credit card receivables and automobile loans, were transferred into trusts or to SPEs in transactions which are effective under applicable banking rules and regulations to legally isolate the assets from National City Bank (the Bank), a subsidiary of the Corporation. Where the transferor is a depository institution such as a bank subsidiary of the Corporation, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. In addition, National City purchases the guaranteed portion of Small Business Administration (SBA) loans from third-party lenders and then securitizes these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates are then sold directly to institutional investors, achieving legal isolation.

SFAS 140 requires a "true sale" analysis of the treatment of the transfer under state law as if the Corporation was a debtor under the bankruptcy code. A "true sale" legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor's control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special-purpose entities.

                                                              2004 ANNUAL REPORT

                                       --
                                       45

--------------------------------------------------------------------------------

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

The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to obtain the SBA guarantee. This process meets the requirements for sale treatment under SFAS 140.

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

Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale or trading securities portfolio. Retained interests from the credit card, automobile loan, and home equity securitizations are classified as available-for-sale securities. Retained interests from the SBA securitizations are classified as trading securities and are included in other investments on the consolidated balance sheet. Subsequent adjustments to the fair value of retained interests classified as available-for-sale are recorded through other comprehensive income within stockholders' equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Fair value adjustments and other-than-temporary adjustments to retained interests classified as trading securities are recorded in other noninterest income on the income statement. The Corporation uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved.

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

2004 ANNUAL REPORT

                                       --
                                       46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

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

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods that the hedged forecasted transaction affects earnings.

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be highly effective as a hedge, hedge accounting is discontinued. SFAS 133 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases.

MORTGAGE SERVICING RIGHTS (MSRS): The Corporation sells mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, an MSR is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities. In addition, the Corporation may purchase the right to service mortgage loans originated by others. MSRs, when purchased, are initially recorded at cost. MSRs are carried at the lower of the initial capitalized amount, net of accumulated

                                                              2004 ANNUAL REPORT

                                       --
                                       47

--------------------------------------------------------------------------------

amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Changes in fair value resulting from the application of hedge accounting become part of the carrying values of MSRs.

The fair value of MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs, particularly for residential mortgage loans. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third party model and adjusted to reflect National City's actual prepayment experience. Prepayment rates have a lesser impact on the value of servicing assets associated with commercial real estate loans as these loans have lockout and prepayment penalties generally ranging from five to nine years. Servicing fees, net of amortization, impairment, and related derivative gains and losses, are recorded in mortgage banking revenue on the income statement.

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

MSRs are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent recoveries.

STOCK-BASED COMPENSATION: Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123, Accounting for Stock-Based Compensation. Under the guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Corporation applied the recognition provisions of SFAS 123 to all awards granted to employees after January 1, 2003. Compensation expense for option awards granted subsequent to January 1, 2003 was determined based on the estimated fair value of the award at the date of grant and recognized ratably in the income statement over the option's vesting period. Stock options granted prior to January 1, 2003, were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all unvested stock awards.

Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant. The adoption of the recognition provisions of SFAS 123 did not have a significant impact on the determination of compensation expense for restricted share awards.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards. Also included in the pro forma net income and earnings per share is the after-tax expense, net of minority interest benefit, related to option awards granted by the Corporation's former 83%-owned payment processing subsidiary, National Processing, Inc., on its common stock. Included in reported net income for 2004 is stock-based compensation expense of $4 million related to the acceleration of option vesting as required by the change in control provisions of National Processing, Inc.'s plan. Refer to Note 3 for discussion on the sale of this business in October 2004.

--------------------------------------------------------------------------
                                             For the Calendar Year
(In Thousands, Except                 ------------------------------------
Per Share Amounts)                       2004         2003         2002
--------------------------------------------------------------------------
Net income, as reported               $2,779,934   $2,117,064   $1,446,643
Add: option expense included in
 reported net income, net of related
 tax effects
   National City common stock             17,324        8,548           --
   National Processing common stock        4,180          144           --
Less: total option expense
 determined under fair value method
 for all option awards, net of
 related tax effects
   National City common stock           (27,190)     (41,251)     (44,872)
   National Processing common stock      (6,684)      (5,378)      (6,224)
--------------------------------------------------------------------------
PRO FORMA NET INCOME                  $2,767,564   $2,079,127   $1,395,547
--------------------------------------------------------------------------
Pro forma net income per share:
 Basic -- as reported                      $4.37        $3.46        $2.37
 Basic -- pro forma                         4.35         3.40         2.29
 Diluted -- as reported                     4.31         3.43         2.35
 Diluted -- pro forma                       4.29         3.37         2.26
==========================================================================

2004 ANNUAL REPORT

                                       --
                                       48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted on National City common stock:

------------------------------------------------------------------------
                                                   For the Calendar Year
                                                   ---------------------
                                                   2004    2003    2002
------------------------------------------------------------------------
Risk-free interest rate                             3.69%   3.26%   3.48%
Expected dividend yield                             3.93    4.14    3.86
Expected volatility                                22.50   27.15   26.10
Expected option life (in years)                        6       5       5
Weighted-average grant-date fair value of options  $5.91   $6.04   $5.09
========================================================================

The weighted-average assumptions used to value the National Processing option grants were disclosed in National Processing, Inc.'s June 30, 2004 Quarterly Report on Form 10-Q and December 31, 2003 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) and accessible at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

EXCHANGES OF NONMONETARY ASSETS: In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

SHARE-BASED PAYMENT: In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective July 1, 2005 for all equity awards granted after the effective date. On January 1, 2003, the Corporation adopted the provisions of SFAS 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted to employees after January 1, 2003. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Corporation recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.

MEANING OF OTHER THAN TEMPORARY IMPAIRMENT: In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position
(FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity.

LOAN COMMITMENTS: On March 9, 2004, the SEC issued Staff Accounting Bulletin 105 (SAB 105), Application of Accounting Principles to Loan Commitment stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan. The Corporation had historically valued its loan commitments including the change in value of expected future cash flows related to servicing.

The Corporation adopted the provisions of SAB 105 as of January 1, 2004. The impact of adopting SAB 105 resulted in a decrease in mortgage banking revenue of $36 million for 2004. This change in accounting may result in increased volatility in earnings in the future as changes in the value of derivative instruments utilized to hedge the loan commitments will continue to be reported currently in earnings, while offsetting changes in certain components of the fair value of the loan commitment will not be recognized until the loan is closed or is sold.

                                                              2004 ANNUAL REPORT

                                       --
                                       49

--------------------------------------------------------------------------------

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on financial condition, results of operations, or liquidity.

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

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2004, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.

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

During 2003, the Corporation applied the provisions of FIN 46 to two wholly owned subsidiary trusts that issued capital securities to third party investors and to certain direct and indirect interests in investment partnerships. The application of FIN 46 resulted in the deconsolidation of the two wholly owned subsidiary trusts. The assets and liabilities of the subsidiary trusts that were deconsolidated totaled $189 million and $183 million, respectively. See Note 17 for further discussion of these trusts and the Corporation's related obligations. The application of FIN 46 to certain direct and indirect interests in investment partnerships resulted in the consolidation of assets and liabilities each totaling $73 million. Of the total $73 million of liabilities consolidated, $72 million represented amounts owed to minority ownership interests.

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

National City invests in low-income housing and historic tax credit projects primarily through its subsidiary, National City Community Development Corporation for the purpose of providing a source of private sector financing for projects to promote economic development, create employment opportunities and contribute to the enhancement of the community. Investments principally consist of real estate projects and venture/working capital. The Corporation accounts for these partnership investments under the equity method of accounting, with a carrying value of $342 million at December 31, 2004. As a limited partner in these projects, National City is allocated tax credits and deductions associated with the underlying projects. The adoption of FIN 46 as of March 31, 2004, resulted in the consolidation of one low-income housing project with assets and liabilities each totaling $7 million. The Corporation also holds significant interests in other low-income housing and historic tax credit projects in which the maximum exposure to loss would be limited to the initial capital investment contributed.

2004 ANNUAL REPORT

                                       --
                                       50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

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

3. ACQUISITIONS AND DIVESTITURES

ACQUISITIONS: On April 9, 2004, National City Corporation completed its acquisition of Allegiant Bancorp, Inc. (Allegiant), a bank holding company operating 36 retail bank branch offices in the St. Louis, Missouri metropolitan area. The acquisition of Allegiant allowed the Corporation to expand its product offerings and delivery channels into the St. Louis market. Under the terms of the merger, each share of Allegiant common stock was exchanged for .833 shares of National City common stock, $27.25 in cash, or a combination of cash and stock. In connection with the transaction, substantially all of Allegiant's common stock was exchanged, resulting in the issuance of approximately 14 million shares of National City common stock and a cash payment of $23 million. The total cost of the transaction was $493 million. The common shares issued were valued at $32.42 per share, representing an average of closing market prices for two days before and after the date the merger terms were agreed to and announced.

On July 1, 2004, the Corporation completed its acquisition of Provident Financial Group, Inc. (Provident), a bank holding company operating 65 branch banking offices in the Cincinnati and Dayton, Ohio metropolitan areas. The acquisition of Provident expanded National City's product offerings and delivery channels into the southwestern Ohio market. Under the terms of the transaction, each share of Provident common stock was exchanged for 1.135 shares of National City common stock and each share of Provident preferred stock was exchanged for one share of National City Series D convertible preferred stock. This transaction resulted in the issuance of approximately 57 million shares of National City common stock, 70 thousand convertible preferred shares and a small cash payment for fractional shares. The total cost of the transaction was $2.2 billion. The common shares issued were valued at $34.99 per share, representing an average of closing market prices for two days before and after the date the merger terms were agreed to and announced. The convertible preferred shares were issued at their common stock equivalent value as of the merger announcement date. The cost of this acquisition also included the fair value of stock options exchanged and forward purchase contracts assumed of $86 million and $59 million, respectively.

On October 5, 2004, the Corporation completed its acquisition of Wayne Bancorp, Inc. (Wayne), an $825 million asset banking company operating 23 branches in several northeastern Ohio counties, for a cash price of $182 million.

The assets and liabilities of these acquired entities were recorded on the balance sheet at their estimated fair values as of their respective acquisition dates, and their results of operations have been included in the consolidated statement of income from those dates. Refer to Note 4 for discussion on severance and other restructuring costs incurred in connection with these acquisitions and to Note 11 for further discussion on goodwill and intangible assets.

The following table shows the excess purchase price over carrying value of net assets acquired, purchase price adjustments, and resulting goodwill for the Corporation's acquisitions:

-----------------------------------------------------------------
        (IN THOUSANDS)          ALLEGIANT   PROVIDENT     WAYNE
-----------------------------------------------------------------
Purchase price                  $492,629    $2,182,007   $182,132
Carrying value of net assets
  acquired                      (142,661)     (734,519)   (71,254)
-----------------------------------------------------------------
  Excess of purchase price
    over carrying value of net
    assets acquired              349,968     1,447,488    110,878
Purchase accounting
  adjustments:
  Securities                       2,933        95,283        708
  Loans                          (33,389)      (39,646)    (7,234)
  Premises and equipment           3,730        25,597      3,027
  Leased equipment                    --        26,075         --
  Other assets                     1,047          (524)       613
  Deposits                         9,960       111,284        654
  Borrowings                      18,765       222,987        547
  Severance and exit costs         4,721       286,568      4,194
  Other liabilities                 (175)      141,267        569
  Deferred taxes                   4,591      (225,713)     4,719
-----------------------------------------------------------------
  Subtotal                       362,151     2,090,666    118,675
-----------------------------------------------------------------
Core deposit intangibles         (31,777)     (132,956)   (20,589)
Other identifiable intangible
  assets                          (3,261)      (64,550)    (1,565)
-----------------------------------------------------------------
  GOODWILL                      $327,113    $1,893,160   $ 96,521
=================================================================

                                                              2004 ANNUAL REPORT

                                       --
                                       51

--------------------------------------------------------------------------------

The following table summarizes the estimated fair value of the net assets acquired related to these acquisitions:

-----------------------------------------------------------------
(IN THOUSANDS)                ALLEGIANT     PROVIDENT     WAYNE
-----------------------------------------------------------------
Assets
  Cash and cash equivalents   $   33,547   $   317,247   $ 27,966
  Securities                     344,886     4,818,846    277,526
  Loans, net of allowance
    for loan losses            1,936,257     9,203,740    460,553
  Premises and other
    equipment                     39,692     1,355,232     12,274
  Goodwill and other
    intangibles                  362,151     2,090,666    118,675
  Other assets                    91,715       696,554      8,369
------------------------------------------------------
    Total Assets               2,808,248    18,482,285    905,363
Liabilities
  Deposits                     1,799,534    10,000,995    665,624
  Borrowings                     499,399     5,456,382     43,070
  Other liabilities               16,686       842,901     14,537
------------------------------------------------------
    Total Liabilities          2,315,619    16,300,278    723,231
------------------------------------------------------
  FAIR VALUE OF NET ASSETS
    ACQUIRED                  $  492,629   $ 2,182,007   $182,132
=================================================================

The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement as exit plans are finalized and additional information becomes available. Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

The following unaudited pro forma consolidated financial information presents the combined results of operations of National City, Allegiant, Provident, and Wayne as if the acquisitions had occurred as of the beginning of 2004 and 2003, respectively.

-------------------------------------------------------------
                             FOR THE             For the
                           YEAR ENDED          Year Ended
(IN THOUSANDS)          DECEMBER 31, 2004   DECEMBER 31, 2003
-------------------------------------------------------------
Net interest income            $4,736,052          $4,884,340
Provision for credit
  losses                          414,197             763,185
-------------------------------------------------------------
  Net interest income
    after provision
    for credit losses           4,321,855           4,121,155
Noninterest income              4,764,687           4,439,756
Noninterest expense             5,070,599           5,209,858
-------------------------------------------------------------
Income before income
  tax expense                   4,015,943           3,351,053
Income tax expense              1,273,083           1,155,103
-------------------------------------------------------------
Net Income                     $2,742,860          $2,195,950
=============================================================
Net Income Per Common Share
  Basic                             $4.11               $3.22
  Diluted                           $4.03               $3.17
Average Common Shares Outstanding
  Basic                       667,524,589         682,488,281
  Diluted                     680,429,753         692,895,363
=============================================================

The pro forma results include amortization of fair value adjustments on loans, deposits, and debt, amortization of newly created intangibles, and post-merger acquisition related charges. The pro forma number of average common shares outstanding includes adjustments for shares issued for the acquisitions and the impact of additional dilutive securities but does not assume any incremental share repurchases. The pro forma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisitions and are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each period presented, nor are they necessarily indicative of future results.

On January 15, 2005, the Corporation completed the acquisition of Charter One Vendor Finance for a cash payment of $310 million. Charter One Vendor Finance serves major vendors, such as manufacturers, value-added resellers, and select specialized lessors, in middle- and large-ticket equipment and software markets, and finances equipment and real estate for franchises of selected, leading franchisors. A post-closing purchase price adjustment will be made based upon the value of assets acquired on the closing date.

DIVESTITURES: On October 1, 2004, the Corporation completed the sale of seven branches located in the Upper Peninsula of Michigan, resulting in a pretax gain of $14 million.

On October 15, 2004, the Corporation sold its 83%-owned payment processing subsidiary, National Processing, Inc. (NPI) for $1.2 billion in cash. The buyer purchased all of NPI's outstanding common stock for $26.60 per share. The Corporation recognized a pretax gain on the sale of its share of the subsidiary of $714 million. In conjunction with the sale, the Corporation, through its bank subsidiary National City Bank of Kentucky, entered into a Service and Sponsorship Agreement with NPI. This agreement relates to the United Airlines card processing agreement, whereby the buyer, through NPI, made a one-time payment of $36 million to the Corporation in exchange for the Corporation's agreement to release NPI from its obligation to indemnify the Corporation against any losses or claims arising from the United Airlines card processing agreement. As a result, the Corporation has retained the contractual obligation to process card transactions for United Airlines. Refer to Note 22 for the related discussion on the Corporation's chargeback exposure.

On December 1, 2004, the Corporation completed the sale of Provident's subprime servicing business (Provident PCFS). The Provident PCFS business was part of the acquisition of Provident on July 1, 2004. This transaction provided evidence of the fair values assigned to the assets and liabilities of this business. A net reduction in PCFS' net assets recorded in connection with the Provident acquisition and an increase in goodwill of $23 million was recognized as a result of this sale. A potential post-closing purchase price reduction may occur if PCFS is replaced as servicer under any of the servicing agreements transferred to the buyer prior to December 1, 2009.

2004 ANNUAL REPORT

                                       --
                                       52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

On June 30, 2004, the Corporation sold its Corporate Trust Bond Administration business for $65 million in cash, resulting in a pre-tax gain of $62 million, recorded in other noninterest income. Assets under administration transferred in this transaction were approximately $10.8 billion.

4. RESTRUCTURING CHARGES

The Corporation has implemented restructuring plans related to the integration of Allegiant, Provident and Wayne. These plans were formulated prior to the acquisition of these entities and are anticipated to be substantially complete by December 31, 2005. Costs incurred for employee terminations consist of severance, relocation, retention, and outplacement benefits. Certain costs associated with severance, relocation, and outplacement benefits were recognized in the allocation of the purchase price to acquired assets and liabilities. Retention benefits are expensed over the required service period. Exit and termination costs relating to the exit of Provident PCFS, facility leases, and other contract termination costs, were also recognized in the allocation of the purchase price to acquired assets and liabilities.

In connection with these acquisitions, a severance liability of $65 million and an exit costs liability of $230 million were recognized in the allocation of the purchase price to acquired assets and liabilities. As these activities are completed, the associated liabilities will be adjusted to reflect the actual costs incurred resulting in an increase or decrease to goodwill. During the year ended December 31, 2004, the Corporation recorded $39 million of severance and other employee-related expense, of which approximately half was related to retention benefits.

During 2003, the Corporation implemented various cost-reduction initiatives and recognized severance and related charges of $82 million. Of the total charge recognized, $77 million was recorded to salaries, benefits, and other personnel expense and was associated with a voluntary retirement program and position eliminations across all lines of business. The remaining $5 million was recorded to third-party services expense for outplacement services.

A rollforward of the severance and restructuring liability for the years ended December 31, 2004 and 2003 is presented in the table that follows. The table also includes severance expenses incurred in the normal course of business. Except for severance charges incurred by the National Processing line of business, all severance and related termination expenses were recorded as unallocated corporate charges within the Parent and Other category.

---------------------------------------------------------------------
                                          FOR THE YEAR ENDED
                                          DECEMBER 31, 2004
---------------------------------------------------------------------
                                   PARENT
                                     AND        NATIONAL
(IN THOUSANDS)                      OTHER      PROCESSING     TOTAL
---------------------------------------------------------------------
Beginning balance                 $  14,154     $ 1,773     $  15,927
Severance and other employee
 related costs:
 Charged to expense                  38,990          54        39,044
 Recognized in purchase price
   allocation                        65,180          --        65,180
 Payments                           (59,098)     (1,043)      (60,141)
 Divestiture                             --        (784)         (784)
Exit costs and other
 termination costs:
 Recognized in purchase price
   allocation                       230,303          --       230,303
 Payments                          (191,043)         --      (191,043)
---------------------------------------------------------------------
ENDING BALANCE                    $  98,486     $    --     $  98,486
=====================================================================

--------------------------------------------------------------------
                                          For the Year Ended
                                          December 31, 2003
--------------------------------------------------------------------
                                    Parent
                                     and        National
(In Thousands)                      Other      Processing    Total
--------------------------------------------------------------------
Beginning balance                  $ 13,895     $ 3,141     $ 17,036
Severance and other employee
 related costs:
 Charged to expense                  80,762         867       81,629
 Payments                           (80,503)     (2,235)     (82,738)
--------------------------------------------------------------------
ENDING BALANCE                     $ 14,154     $ 1,773     $ 15,927
====================================================================

Effective October 15, 2004, the Corporation sold its former subsidiary, National Processing, resulting in the transfer of all severance liabilities to the buyer. Accordingly, as of December 31, 2004, all severance and restructuring liabilities related to one segment - Parent and Other.

Effective December 1, 2004, the Corporation sold Provident's PCFS subprime servicing business which resulted in the payment of many of the exit costs accrued. The terms of the PCFS sale provide that the Corporation will be reimbursed for severance costs incurred for PCFS employees who are not offered comparable positions with the buyer.

Substantially all acquisition-related severance and related employee benefits will be paid out by December 2005. The remaining balance of exit and other termination costs consists primarily of lease and other contract terminations which are expected to be paid by December 31, 2005.

                                                              2004 ANNUAL REPORT

                                       --
                                       53

--------------------------------------------------------------------------------

5. SECURITIZATION ACTIVITY

The Corporation periodically sells pools of credit card receivables and automobile loans through securitization transactions. Small Business Administration (SBA) loans are also purchased and then sold by the Corporation. Provident, acquired in 2004, had also securitized home equity loans and lines of credit, and automobile leases. The home equity securitizations were structured to achieve sale treatment in accordance with SFAS 140, and as a result, the loans and lines of credit were removed from the balance sheet, a net gain on sale for each transaction was recognized, and retained interests in the form of interest-only strips were recorded. The fair value of interest only strips and the aggregate principal balances of the home equity loans and lines associated with the securitizations acquired were $3 million and $84 million, respectively, as of the acquisition date.

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

During 2004 and 2003, the Corporation securitized pools of SBA loans totaling $9 million and $52 million, respectively. Retained interests in the form of interest-only strips were recognized with an initial carrying value of approximately $660 thousand and $4 million in connection with the 2004 and 2003 securitizations, respectively. The SBA loans securitized were sold servicing released and transaction costs were expensed in conjunction with the sale. During 2004, the Corporation sold the interest-only strips associated with the SBA loan pools securitized in 2003.

On January 31, 2002, National City sold $425 million of credit card receivables to the National City Credit Card Master Trust and recognized a pretax gain of $25 million, which was recorded in other noninterest income. Retained interests in the form of interest-only strips and subordinated tranches were also recognized with initial carrying values of $5 million and $27 million, respectively. Transaction costs of $2 million incurred in connection with the securitization were deferred and are being amortized over the revolving term of the securitization. The transaction costs deferred in connection with the credit card securitizations consisted primarily of securities underwriting, filing, and professional services fees.

On March 27, 2002, the Corporation established the National City Auto Receivables Trust 2002-A into which it sold, through securitization, $1.1 billion of fixed-rate, closed-end automobile loans. A pretax gain of $25 million was recorded as a result of the securitization and was recorded in other noninterest income. Retained interests in the form of interest-only strips, subordinated tranches, and dealer rebate receivables were also recognized with initial carrying values of $41 million, $62 million, and $2 million, respectively. In addition, a servicing asset was created in the amount of $17 million. See Note 1 for further details regarding the accounting for servicing assets.

A summary of the assumptions used to value the credit card retained interests and automobile retained interests and servicing asset at the time of the securitizations were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                    Weighted-       Variable       Monthly     Expected
                                                     Average         Annual       Principal     Annual      Annual
                                                      Life        Coupon Rate     Repayment     Credit     Discount
                                                   (in months)    to Investors      Rate        Losses       Rate      Yield
----------------------------------------------------------------------------------------------------------------------------
CREDIT CARD:
  Series 2000-1                                        5.5            6.86%         18.08%       4.17%      15.00%     14.43%
  Series 2001-1                                        5.6            6.06          17.79        4.08       15.00      14.77
  Series 2002-1                                        5.7            2.06          17.41        5.34       15.00      11.99
----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                               Weighted-      Monthly       Expected
                                                                Average      Prepayment    Cumulative     Annual     Weighted-
                                                                 Life          Speed         Credit      Discount     Average
                                                              (in months)     (% ABS)        Losses        Rate       Coupon
------------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE:
  Series 2002-A
    Interest-only strip                                          22.9           1.40%         2.25%       12.00%       8.71%
    Servicing asset                                              22.9           1.40          2.25        12.00        8.71
  Series 2004-A
    Interest-only strip                                          21.8           1.50          1.75        12.00        6.79
    Servicing asset                                              21.8           1.50          1.75        11.00        6.79
------------------------------------------------------------------------------------------------------------------------------

2004 ANNUAL REPORT

                                       --
                                       54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

A summary of the assumptions used to value the home equity retained interests at the time of the Provident acquisition were as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                   Weighted-       Variable        Monthly      Expected
                                                    Average         Annual        Principal      Annual       Annual
                                                     Life        Coupon Rate      Repayment      Credit      Discount
                                                  (in months)    to Investors    Rate/CPR(a)    Losses(b)      Rate      Yield(c)
---------------------------------------------------------------------------------------------------------------------------------
HOME EQUITY:
  Series 1998-A                                      14.1            1.95%       4.42/33.00%      1.25%        6.25%       4.87%
  Series 1999-A                                      17.4            1.88        4.61/33.00       2.00         6.25        5.38
  Series 2000-A                                      16.4            1.74        5.74/33.00       2.40         6.25        5.92
---------------------------------------------------------------------------------------------------------------------------------

(a) Monthly principal repayment rate assumption relates to home equity lines of credit and cumulative prepayment rate (CPR) relates to home equity loans.

(b) The home equity securitizations are credit enhanced with cash collateral accounts that are maintained within the securitization vehicle. The cash collateral accounts absorb all credit losses with respect to the securitized loans.

(c) Yield represents the weighted-average of fixed-rate loan and variable-rate lines of credit.

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses is presented in the following tables. The automobile loans presented represent the managed portfolio of indirect prime automobile loans. The SBA loans represent securitized loans originally purchased and then sold by the Corporation.

----------------------------------------------------------------------------------------------------------------------
                                                                AS OF DECEMBER 31, 2004        FOR THE CALENDAR YEAR
                                                              ----------------------------    ------------------------
                                                              PRINCIPAL    LOANS PAST DUE      AVERAGE     NET CREDIT
(IN MILLIONS)                                                  BALANCE     30 DAYS OR MORE    BALANCES       LOSSES
----------------------------------------------------------------------------------------------------------------------
Type of loan:
  Credit card                                                 $ 2,520.2        $ 91.0         $ 2,469.6      $147.2
  Automobile                                                    3,783.3          68.9           3,965.2        45.5
  Home equity                                                  24,640.0          88.8          20,051.1        35.5
  SBA                                                               8.7            .5              23.4          --
----------------------------------------------------------------------------------------------------------------------
    Total loans managed or securitized                         30,952.2         249.2          26,509.3       228.2
Less:
  Loans securitized:
    Credit card                                                 1,450.0          47.2           1,450.0        76.4
    Automobile                                                    888.3          17.2           1,053.9        11.9
    Home equity                                                    60.7           1.4              37.8          .6
    SBA                                                             8.7            .5              23.4          --
  Loans held for securitization:
    Automobile                                                       --            --             131.7          --
----------------------------------------------------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO                                   $28,544.5        $182.9         $23,812.5      $139.3
----------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                AS OF DECEMBER 31, 2003        FOR THE CALENDAR YEAR
                                                              ----------------------------    -----------------------
                                                              Principal    Loans Past Due     Average     Net Credit
(In Millions)                                                  Balance     30 Days or More    Balances      Losses
---------------------------------------------------------------------------------------------------------------------
Type of loan:
  Credit card                                                 $2,585.3         $ 95.0         $2,447.2      $136.2
  Automobile                                                   4,307.2           71.1         4,427.2         46.2
  SBA                                                             43.5            5.7            35.0           --
---------------------------------------------------------------------------------------------------------------------
    Total loans managed or securitized                         6,936.0          171.8         6,909.4        182.4
Less:
  Loans securitized:
    Credit card                                                1,450.0           45.2         1,450.0         74.7
    Automobile                                                   495.4           10.0           656.4          9.4
    SBA                                                           43.5            5.7            35.0           --
  Loans held for securitization:
    Automobile                                                   854.0            2.8           153.1           --
---------------------------------------------------------------------------------------------------------------------
    LOANS HELD IN PORTFOLIO                                   $4,093.1         $108.1         $4,614.9      $ 98.3
---------------------------------------------------------------------------------------------------------------------

The Corporation's credit card receivables recognized on the consolidated balance sheet are expected to increase following the revolving period of the credit card securitization.

                                                              2004 ANNUAL REPORT

                                       --
                                       55

--------------------------------------------------------------------------------

Certain cash flows received from the securitization trusts follow:

---------------------------------------------------------------------------------------------------------------------------------
                                                                    For the Calendar Year
                             ----------------------------------------------------------------------------------------------------
                                                2004                                   2003                         2002
---------------------------------------------------------------------------------------------------------------------------------
                              CREDIT                   HOME                CREDIT                            CREDIT
(IN MILLIONS)                  CARD     AUTOMOBILE    EQUITY      SBA       CARD     AUTOMOBILE     SBA       CARD     AUTOMOBILE
---------------------------------------------------------------------------------------------------------------------------------
Proceeds from new
  securitizations            $     --     $811.2          $--      $8.1   $     --     $  --        $48.0   $  397.4    $1,041.0
Proceeds from collections
  reinvested in previous
  securitizations             3,094.1         --          4.4        --    3,089.3        --           --    3,002.2          --
Servicing fees received          29.0       10.6           .2        --       29.0       6.6           --       28.3         9.1
Other cash flows received
  on retained interest           90.9       18.7          1.1       3.2       89.6      15.0           .9       94.5        16.1
Proceeds from sales of
  previously charged-off
  accounts                         --         --           --        --        1.1        --           --        1.6          .2
Purchases of delinquent or
  foreclosed assets                --         --           --        --         --        --           --         --          --
Repayments of servicing
  advances                         --         --           --        --         --        --           --         --          --
---------------------------------------------------------------------------------------------------------------------------------

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the December 31, 2004, fair values to immediate 10% and 20% adverse changes in those assumptions follows. The sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

During 2004, actual credit losses for the auto securitizations exceeded their initial projections developed at the time of the securitizations. As a result, the cumulative loss curve was increased to 2.25% and this change is reflected in the expected static pool loss assumption disclosed in the sensitivity analysis.

------------------------------------------------------------------------------------------------------------------------------
                                                 Weighted-         Variable        Monthly    Expected
                                                  Average           Annual        Principal    Annual      Annual
                                       Fair         Life          Coupon Rate     Repayment    Credit     Discount
(Dollars in Millions)                  Value   (in months)(b)   to Investors(b)    Rate(b)    Losses(b)   Rate(b)    Yield(b)
------------------------------------------------------------------------------------------------------------------------------
CREDIT CARD LOANS
  Interest-only strips(a)              $4.5          3.3              2.64%         17.78%       5.20%      15.00%     11.15%
    AS OF DECEMBER 31, 2004
      Decline in fair value from 10%
       adverse change                                                  $.9            $.3        $2.0         $--       $4.2
      Decline in fair value from 20%
       adverse change                                                  1.9             .6         3.9          --        4.5
------------------------------------------------------------------------------------------------------------------------------

(a) Represents interest-only strips recognized in connection with the credit card securitization series 2000-1, 2001-1 and 2002-1.

(b) Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitization series.

2004 ANNUAL REPORT

                                       --
                                       56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                                                 Monthly        Expected
                                                               Weighted-       Prepayment      Cumulative     Annual    Weighted-
                                                     Fair     average Life        Speed          Credit      Discount    average
(Dollars in Millions)                               Value    (in months)(b)   (% ABS)(b)(c)    Losses(b)     Rate(b)    Coupon(b)
---------------------------------------------------------------------------------------------------------------------------------
AUTOMOBILE LOANS
  Interest-only strip(a)                             $32.5         15.6            1.50%           2.25%       12.00%      7.33%
    AS OF DECEMBER 31, 2004
      Decline in fair value from 10% adverse
       change                                                                      $1.3            $3.8          $.6       $7.2
      Decline in fair value from 20% adverse
       change                                                                       2.3             7.3          1.2       14.3
  Servicing asset(a)                                 $ 8.0         11.4            1.50%           2.25%       11.28%      7.33%
    AS OF DECEMBER 31, 2004(D)
      Decline in fair value from 10% adverse
       change                                                                      $ .5            $ --          $.1       $ --
      Decline in fair value from 20% adverse
       change                                                                       1.1              --           .2         --
---------------------------------------------------------------------------------------------------------------------------------

(a) Represents interest-only strips and servicing assets associated with the automobile securitization series 2004-A and 2002-A.

(b) Represents weighted-average assumptions and aggregate declines in fair value for all automobile securitization series.

(c) Absolute prepayment speed.

(d) Carrying value of servicing assets at December 31, 2004 was $7.4 million.

---------------------------------------------------------------------------------------------------------------------------------
                                                                           Variable          Monthly
                                                         Weighted-       Annual Coupon      Principal       Annual
                                               Fair     average Life        Rate To         Repayment      Discount
(Dollars in Millions)                         Value    (in months)(b)    Investors(b)     Rate/CPR(b)(c)   Rate(b)    Yield(b)(d)
---------------------------------------------------------------------------------------------------------------------------------
HOME EQUITY LOANS
  Interest-only strips(a)                       $1.6         12.7             2.83%         4.50/33.00%       6.25%       5.65%
    AS OF DECEMBER 31, 2004
      Decline in fair value from 10% adverse
       change                                                                  $.2                 $.1         $--         $.4
      Decline in fair value from 20% adverse
       change                                                                   .3                  .3          --          .8
---------------------------------------------------------------------------------------------------------------------------------

(a) Represents interest-only strips recognized in connection with the home equity securitization series 1998-A,1999-A and 2000-A.

(b) Represents weighted-average assumptions and aggregate declines in fair value for all home equity securitization series.

(c) Monthly principal repayment rate assumption relates to home equity lines of credit and cumulative prepayment rate (CPR) relates to home equity loans.

(d) Yield represents a weighted-average of fixed-rate loans and variable-rate lines of credit.

                                                              2004 ANNUAL REPORT

                                       --
                                       57

--------------------------------------------------------------------------------

6. ASSET-BACKED COMMERCIAL PAPER CONDUIT

Prior to September 29, 2002, the Corporation served as the administrative agent and investment advisor to a commercial paper conduit (North Coast Funding, LLC) that purchased high-grade assets from the Corporation and certain corporate customers and then issued high-grade commercial paper to third-party investors collateralized by such assets. The conduit was established in 2000, and at that time was considered an unconsolidated qualified special-purpose entity under the guidelines of SFAS 140.
Effective September 29, 2002, the asset sale agreement between North Coast Funding, LLC and National City SPC, Inc. was amended to grant the conduit the right to sell assets at its sole discretion. All parties to the conduit and the rating agencies were informed of the intent to amend the agreement and the independent third-party owner of the conduit approved the amendment. The nature of the amendment caused the conduit to lose its status as a qualifying special-purpose entity. As a result, under applicable accounting guidance, the assets and liabilities and results of operations of the conduit were consolidated in the financial statements of the Corporation. During the fourth quarter of 2002, the remaining commercial paper borrowings held by third-party investors matured and the conduit was legally dissolved.

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

LEASE FINANCINGS: Lease financings, included in portfolio loans on the consolidated balance sheet, consist of direct financing and leveraged leases of commercial and other equipment, primarily computers and office equipment, manufacturing and mining equipment, commercial trucks and trailers, railroad equipment, and airplanes, along with retail automobile lease financings. Commercial equipment lease financings are included in commercial loans, while automobile lease financings are included in other consumer loans. The Corporation ceased originating retail automobile leases in December 2000, however, additional automobile leases financings were acquired as part of the acquisition of Provident. No new leases have been originated since the acquisition date, and this portfolio will run off over time as the leases expire and the automobiles are sold.

A summary of lease financings by type at December 31 follows:

---------------------------------------------------------------
            (IN THOUSANDS)                 2004         2003
---------------------------------------------------------------
COMMERCIAL
  Direct financings                     $2,508,415   $1,148,494
  Leveraged leases                         327,707      278,772
---------------------------------------------------------------
    TOTAL COMMERCIAL LEASE FINANCINGS    2,836,122    1,427,266
CONSUMER
  Retail automobile lease financings       530,382      150,864
---------------------------------------------------------------
TOTAL NET INVESTMENT IN LEASE
  FINANCINGS                            $3,366,504   $1,578,130
===============================================================

The components of the net investment in lease financings at December 31 follow:

---------------------------------------------------------------
            (IN THOUSANDS)                 2004         2003
---------------------------------------------------------------
COMMERCIAL
  Lease payments receivable             $2,753,551   $1,237,339
  Estimated residual value of leased
   assets                                  541,809      487,007
---------------------------------------------------------------
  Gross investment in commercial lease
   financings                            3,295,360    1,724,346
  Unearned income                         (459,238)    (297,080)
---------------------------------------------------------------
TOTAL NET INVESTMENT IN COMMERCIAL
  LEASE FINANCINGS                      $2,836,122   $1,427,266
---------------------------------------------------------------
CONSUMER
  Lease payments receivable             $  339,840   $   38,820
  Estimated residual value of leased
   assets                                  263,768      121,630
---------------------------------------------------------------
  Gross investment in consumer lease
   financings                              603,608      160,450
  Unearned income                          (73,226)      (9,586)
---------------------------------------------------------------
TOTAL NET INVESTMENT IN CONSUMER LEASE
  FINANCINGS                            $  530,382   $  150,864
===============================================================

A rollforward of the residual value component of lease financings follows:

---------------------------------------------------------------
             (IN THOUSANDS)                 2004        2003
---------------------------------------------------------------
COMMERCIAL
  Beginning balance                       $ 487,007   $ 561,438
  Additions                                  43,616      46,780
  Acquisitions                              126,080          --
  Runoff                                   (102,324)    (83,356)
  Write-downs                               (12,570)    (37,855)
---------------------------------------------------------------
ENDING BALANCE                            $ 541,809   $ 487,007
---------------------------------------------------------------
CONSUMER
  Beginning balance                       $ 121,630   $ 446,872
  Additions                                      --          --
  Acquisitions                              250,372          --
  Runoff                                   (114,450)   (311,140)
  Recoveries (Write-downs)                    6,216     (14,102)
---------------------------------------------------------------
ENDING BALANCE                            $ 263,768   $ 121,630
===============================================================

The commercial lease residual value write-downs recorded during 2004 and 2003 were primarily associated with various commercial aircraft leases. The write-downs consisted of $1 million and $16 million in 2004 and 2003, respectively, attributable to decreases in residual values which were charged to other noninterest expense, $8 million and $6 million in 2004 and 2003, respectively, attributable to credit losses which were charged to the allowance for loan losses, and $3 million and $16 million

2004 ANNUAL REPORT

                                       --
                                       58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

in 2004 and 2003, respectively, attributable to the write-off of unearned income and other related accounts. All recoveries and write-downs of consumer lease residual values were charged to noninterest expense.

At December 31, 2004, the minimum future lease payments to be received from lease financings were as follows:

---------------------------------------------------------------------------------------
                                                                       2010
                                                                       and
(In Millions)            2005      2006     2007     2008     2009    Beyond    Total
---------------------------------------------------------------------------------------
Commercial             $  925.0   $626.8   $438.3   $270.2   $150.0   $343.2   $2,753.5
Consumer                  102.1     97.5     83.6     46.7      9.6      .3       339.8
---------------------------------------------------------------------------------------
TOTAL                  $1,027.1   $724.3   $521.9   $316.9   $159.6   $343.5   $3,093.3
=======================================================================================

EQUIPMENT LEASED TO OTHERS: Equipment leased to others represents equipment owned by National City that is leased to customers under operating leases. Commercial equipment includes aircraft and other transportation, manufacturing, data processing, medical, and office equipment leased to commercial customers while consumer equipment consists of automobiles leased to retail customers. The majority of the balance of consumer leased equipment at December 31, 2004, was acquired through the acquisition of Provident. As discussed above with regard to lease financings, National City ceased originating retail automobile leases in 2000 and plans to let the acquired automobile portfolio run off over time. The totals below also include the carrying value of any equipment previously leased to customers under either operating or financing leases that are in the process of being either re-leased or sold.

A summary of the net carrying value of equipment leased to others by type at December 31 follows:

---------------------------------------------------------------
             (IN THOUSANDS)                  2004        2003
---------------------------------------------------------------
COMMERCIAL
  Cost                                    $  341,164   $101,460
  Accumulated depreciation                   (52,541)   (61,154)
---------------------------------------------------------------
NET CARRYING VALUE OF COMMERCIAL LEASED
 EQUIPMENT                                   288,623     40,306
---------------------------------------------------------------
CONSUMER
  Cost                                       849,578      8,686
  Accumulated depreciation                   (87,414)        --
---------------------------------------------------------------
NET CARRYING VALUE OF CONSUMER LEASED
 EQUIPMENT                                   762,164      8,686
---------------------------------------------------------------
TOTAL NET CARRYING VALUE OF EQUIPMENT
 LEASED TO OTHERS                         $1,050,787   $ 48,992
===============================================================

Depreciation expense on equipment leased to others totaled $124 million in 2004, $17 million in 2003, and $24 million in 2002.

At December 31, 2004, aggregate minimum future rental payments to be received from equipment leased to others were as follows:

--------------------------------------------------------------------------------
                                                                  2010
                                                                  and
(In Millions)            2005     2006    2007    2008    2009   Beyond   Total
--------------------------------------------------------------------------------
Commercial              $ 68.3   $ 51.9   $30.4   $13.8   $4.8    $3.2    $172.4
Consumer                 191.7    102.1    34.3     4.1    .1       --     332.3
--------------------------------------------------------------------------------
TOTAL                   $260.0   $154.0   $64.7   $17.9   $4.9    $3.2    $504.7
================================================================================

8. LOANS, ALLOWANCE FOR LOAN LOSSES AND ALLOWANCE FOR LOSSES ON LENDING-RELATED COMMITMENTS

Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $328 million and $209 million at December 31, 2004 and 2003, respectively.

To provide for the risk of loss inherent in the process of extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments. In the fourth quarter of 2004, the allowance for losses on lending-related commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported periods were restated to conform to the current period presentation. The reclassifications had no effect on the provision for credit losses, which continues to be comprised of the sum of the provision for loan losses and the provision for credit losses on lending related commitments, nor on net income or stockholder's equity.

Activity in the allowance for loan losses follows:

---------------------------------------------------------------
                                          For the Calendar Year
---------------------------------------------------------------
(In Thousands)                   2004         2003         2002
---------------------------------------------------------------
BALANCE AT BEGINNING OF
 YEAR                      $1,022,720   $1,006,451   $  925,755
Provision for loan losses     339,441      627,946      661,357
Allowance related to
 loans acquired, sold or
 securitized                  171,973       (2,253)      (4,477)
Charge-offs                  (570,999)    (757,176)    (702,214)
Recoveries                    225,327      147,752      126,030
---------------------------------------------------------------
 Net charge-offs             (345,672)    (609,424)    (576,184)
---------------------------------------------------------------
BALANCE AT END OF YEAR     $1,188,462   $1,022,720   $1,006,451
===============================================================

In 2004, the allowance related to loans acquired, sold or securitized represents the allowance associated with the acquisitions of Allegiant, Provident, and Wayne. In 2003 and 2002, allowance acquired, sold or securitized represents the allowance for loan losses transferred to the bases of credit card and automobile loans either sold through securitization during the year or held for securitization as of the end of the year.

The reduction in net charge-offs in 2004 was primarily the result of improved credit quality in the commercial portfolios, partially offset by net charge-offs associated with portfolios acquired through acquisitions. Net charge-offs in 2003 were affected by higher levels of delinquencies and losses across all portfolios and a $17 million charge recognized in connection with the transfer of $967 million of residential real estate loans from the former Altegra portfolio to loans held for sale. This charge was recognized to record the loans at estimated fair value prior to sale.

                                                              2004 ANNUAL REPORT

                                       --
                                       59

--------------------------------------------------------------------------------

A summary of changes in the allowance for losses on lending-related commitments follows:

--------------------------------------------------------------
                                         For the Calendar Year
--------------------------------------------------------------
(In Thousands)                       2004       2003      2002
--------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD   $102,609   $ 92,137   $71,576
Net provision for losses on
 lending-related commitments      (16,169)    10,472    20,561
Allowance related to lending-
 related commitments acquired      14,098         --        --
--------------------------------------------------------------
BALANCE AT END OF YEAR           $100,538   $102,609   $92,137
==============================================================

The allowance related to lending-related commitments acquired is associated with the acquisitions of Allegiant, Provident, and Wayne.

Nonperforming loans totaled $469 million and $550 million at December 31, 2004 and 2003, respectively. For loans classified as nonperforming at December 31, 2004, the contractual interest due and actual interest recognized on those loans during 2004 was $43 million and $9 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $133 million and $263 million at December 31, 2004 and 2003, respectively. Average impaired loans for 2004, 2003, and 2002 totaled $212 million, $358 million, and $354 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans for 2004 and 2003 was $16 million and $22 million, respectively. At December 31, 2004, impaired loans with an associated allowance totaled $63 million, while $70 million of impaired loans had no related allowance. At December 31, 2003, $75 million of impaired loans had an associated allowance, while $188 million of impaired loans had no related allowance. During 2004, 2003, and 2002, interest recognized on impaired loans while they were considered impaired was not material.

9. SECURITIES

Securities available for sale follow:

------------------------------------------------------------------------
                                       DECEMBER 31, 2004
------------------------------------------------------------------------
                       AMORTIZED    UNREALIZED   UNREALIZED      FAIR
(IN THOUSANDS)            COST        GAINS        LOSSES       VALUE
------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures            $  652,521    $ 32,621     $ 2,131     $  683,011
Mortgage-backed
 securities             6,309,061      89,150      21,274      6,376,937
Asset-backed and
 corporate debt
 securities               510,358       3,437         626        513,169
States and political
 subdivisions             705,367      32,010         288        737,089
Other                     938,698      32,971         958        970,711
------------------------------------------------------------------------
TOTAL SECURITIES       $9,116,005    $190,189     $25,277     $9,280,917
========================================================================

------------------------------------------------------------------------
                                       December 31, 2003
------------------------------------------------------------------------
                       Amortized    Unrealized   Unrealized      Fair
(In Thousands)            Cost        Gains        Losses       Value
------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures            $  636,800    $ 44,316     $    11     $  681,105
Mortgage-backed
 securities             3,927,888     109,059       9,762      4,027,185
Asset-backed and
 corporate debt
 securities               930,894       5,919       2,140        934,673
States and political
 subdivisions             672,063      49,685          14        721,734
Other                     494,405       6,515           1        500,919
------------------------------------------------------------------------
TOTAL SECURITIES       $6,662,050    $215,494     $11,928     $6,865,616
========================================================================

The other category includes Federal Reserve and Federal Home Loan Bank stock, certain retained interests in securitizations, and the Corporation's internally managed equity portfolio of bank and thrift common stock investments, which had an amortized cost and fair value of $208 million and $236 million, respectively, at December 31, 2004, and $7 million and $8 million, respectively, at December 31, 2003.

The following table presents the age of gross unrealized losses and associated fair value by investment category.

------------------------------------------------------------------------------------------------
                                                   DECEMBER 31, 2004
                       -------------------------------------------------------------------------
                         LESS THAN 12 MONTHS       12 MONTHS OR MORE              TOTAL
                       -------------------------------------------------------------------------
                          FAIR      UNREALIZED     FAIR     UNREALIZED      FAIR      UNREALIZED
(IN THOUSANDS)           VALUE        LOSSES      VALUE       LOSSES       VALUE        LOSSES
------------------------------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures            $  255,109    $ 2,131     $     --     $   --     $  255,109    $ 2,131
Mortgage-backed
 securities             1,623,589     12,970      359,877      8,304      1,983,466     21,274
Asset-backed
 securities                16,976        170      131,127        456        148,103        626
States and political
 subdivisions              64,929        282          189          6         65,118        288
Other                      29,130        956            6          2         29,136        958
------------------------------------------------------------------------------------------------
TOTAL                  $1,989,733    $16,509     $491,199     $8,768     $2,480,932    $25,277
================================================================================================

Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 4% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

2004 ANNUAL REPORT

                                       --
                                       60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

The following table presents the amortized cost, fair value, and weighted-average yield of securities at December 31, 2004 by maturity:

-----------------------------------------------------------------------------------------------
                                                                                      Weighted-
     (Dollars in        Within      1 to 5      5 to 10      After 10                  Average
     Thousands)         1 Year      Years        Years        Years        Total      Yield(a)
-----------------------------------------------------------------------------------------------
U.S. Treasury and
 Federal agency
 debentures            $ 38,201   $  584,981   $   13,194   $   16,145   $  652,521     4.72%
Mortgage-backed
 securities             120,694    5,015,841    1,144,424       28,102    6,309,061     4.90
Asset-backed and
 corporate debt
 securities              47,384      380,561          250       82,163      510,358     3.33
States and political
 subdivisions            28,632      337,026      276,639       63,070      705,367     7.55
Other                     9,351      149,493           --      779,854      938,698     4.54
-----------------------------------------------------------------------------------------------
AMORTIZED COST         $244,262   $6,467,902   $1,434,507   $  969,334   $9,116,005
===============================================================================================
FAIR VALUE             $245,251   $6,557,171   $1,473,677   $1,004,818   $9,280,917
===============================================================================================
WEIGHTED-
 AVERAGE YIELD(A)          4.77%        4.88%        5.78%        4.43%        4.99%
===============================================================================================

(a) Yield on debt securities only; equity securities and retained interests in securitizations are excluded.

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

At December 31, 2004, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, and derivative instruments totaled $7.9 billion.

At December 31, 2004, there were no securities of a single issuer, other than U.S. Treasury debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders' equity.
In 2004, 2003, and 2002, gross securities gains of $25 million, $52 million, and $109 million and gross securities losses of $6 million, $5 million, and $28 million were recognized, respectively.
10. PRINCIPAL INVESTMENTS

The principal investment portfolio is managed within the Wholesale Banking line of business. The direct portfolio primarily consists of investments in the consumer, retail, manufacturing, automotive, commercial services, and building products industries with the largest industry constituting approximately 32% of the total portfolio. The indirect portfolio consists of investments in private equity funds managed by third parties. Each fund is diversified according to the terms of the fund's agreement and the general partner's direction. A rollforward of principal investments follows:

---------------------------------------------------------------
                                               December 31
---------------------------------------------------------------
(IN THOUSANDS)                               2004        2003
---------------------------------------------------------------
DIRECT INVESTMENTS:
  Carrying value at beginning of year      $ 300,077   $317,089
  Acquisitions(a)                              1,847         --
  Investments - new fundings                 128,125     71,056
  Reclassifications                               --    (12,415)
  Return of capital and write-offs          (101,283)   (52,371)
  Fair value adjustments                      (5,738)   (23,282)
---------------------------------------------------------------
  Carrying value at end of year            $ 323,028   $300,077
---------------------------------------------------------------
INDIRECT INVESTMENTS:
  Carrying value at beginning of year      $ 294,939   $254,899
  Acquisitions(a)                             27,436         --
  Investments - new fundings                  89,110     56,710
  Reclassifications                               --     12,415
  Return of capital and write-offs           (65,744)   (25,564)
  Fair value adjustments                      (3,224)    (3,521)
---------------------------------------------------------------
  Carrying value at end of year            $ 342,517   $294,939
---------------------------------------------------------------
TOTAL PRINCIPAL INVESTMENTS:
  Carrying value at beginning of year      $ 595,016   $571,988
  Acquisitions(a)                             29,283         --
  Investments - new fundings                 217,235    127,766
  Reclassifications                               --         --
  Return of capital and write-offs          (167,027)   (77,935)
  Fair value adjustments                      (8,962)   (26,803)
---------------------------------------------------------------
  CARRYING VALUE AT END OF YEAR            $ 665,545   $595,016
===============================================================

-------------------------------------------------------------------------
                                                For the Calendar Year
-------------------------------------------------------------------------
(IN THOUSANDS)                                2004      2003       2002
-------------------------------------------------------------------------
PRINCIPAL INVESTMENT REVENUE(B)              $47,934   $29,384   $ 22,198
=========================================================================
NET PRINCIPAL INVESTMENT GAINS (LOSSES)(C)   $68,964   $ 7,025   $(22,902)
=========================================================================

(a) Represents principal investments acquired with Provident

(b) Consists primarily of interest, dividends, and fee income

(c) Consists of fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs

Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 22.

                                                              2004 ANNUAL REPORT

                                       --
                                       61

--------------------------------------------------------------------------------

11. GOODWILL AND OTHER INTANGIBLE ASSETS

A rollforward of goodwill by line of business for 2004 and 2003 follows:

-------------------------------------------------------------------------
                                     GOODWILL
                       JANUARY 1     ACQUIRED    IMPAIRMENT   DECEMBER 31
   (In Thousands)         2004        (SOLD)       LOSSES        2004
-------------------------------------------------------------------------
Consumer and Small
  Business Financial
  Services             $  513,281   $  514,317       $--      $1,027,598
Wholesale Banking          86,729    1,546,712       --        1,633,441
National City
 Mortgage                  55,785        6,647       --           62,432
National Consumer
 Finance                  206,032      141,987       --          348,019
Asset Management          126,207      104,716       --          230,923
National Processing       115,306     (115,306)      --               --
Parent and Other               --           --       --               --
-------------------------------------------------------------------------
TOTAL                  $1,103,340   $2,199,073       $--      $3,302,413
=========================================================================

-------------------------------------------------------------------------
                                     Goodwill
                       January 1     Acquired    Impairment   December 31
   (In Thousands)         2003        (Sold)       Losses        2003
-------------------------------------------------------------------------
Consumer and Small
  Business Financial
  Services             $  512,731    $   550         $--      $  513,281
Wholesale Banking          86,729         --         --           86,729
National City
 Mortgage                  55,355        430         --           55,785
National Consumer
 Finance                  206,032         --         --          206,032
Asset Management          126,207         --         --          126,207
National Processing        91,227     24,079         --          115,306
Parent and Other               --         --         --               --
-------------------------------------------------------------------------
TOTAL                  $1,078,281    $25,059         $--      $1,103,340
=========================================================================

The goodwill acquired for each line of business above relates to the acquisitions of Allegiant Bancorp, Inc., Provident Financial Group, Inc., Wayne Bancorp, Inc., and other small acquisitions. For each acquisition, goodwill was allocated to the business segments above based upon the relative fair value of the assets and liabilities assigned to each business segment. Goodwill sold in 2004 relates to the sale of National Processing. Refer to Note 3 for further discussion of these activities.

The Corporation has finite-lived intangible assets capitalized on its balance sheet pertaining to core deposit, credit card, merchant portfolios, operating lease, and other intangibles. Merchant portfolio intangibles were associated with the former National Processing subsidiary. A summary of core deposit, credit card, and merchant portfolios, and other intangible assets at December 31 follows:

--------------------------------------------------------------
             (In Thousands)                  2004       2003
--------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
  Gross carrying amount                    $279,413   $ 93,328
  Less: accumulated amortization            109,167     78,162
--------------------------------------------------------------
  NET CARRYING AMOUNT                       170,246     15,166
--------------------------------------------------------------
CREDIT CARD INTANGIBLES
  Gross carrying amount                      17,323     17,323
  Less: accumulated amortization             15,392     14,321
--------------------------------------------------------------
  NET CARRYING AMOUNT                         1,931      3,002
--------------------------------------------------------------
MERCHANT PORTFOLIOS
  Gross carrying amount                          --     73,499
  Less: accumulated amortization                 --     30,187
--------------------------------------------------------------
  NET CARRYING AMOUNT                            --     43,312
--------------------------------------------------------------
OPERATING LEASE
  Gross carrying amount                      47,205         --
  Less: accumulated amortization             20,298         --
--------------------------------------------------------------
  NET CARRYING AMOUNT                        26,907         --
--------------------------------------------------------------
OTHER INTANGIBLES
  Gross carrying amount                      21,644      1,237
  Less: accumulated amortization              7,267        242
--------------------------------------------------------------
  NET CARRYING AMOUNT                        14,377        995
--------------------------------------------------------------
TOTAL FINITE-LIVED INTANGIBLES
  Gross carrying amount                     365,585    185,387
  Less: accumulated amortization            152,124    122,912
--------------------------------------------------------------
  NET CARRYING AMOUNT                      $213,461   $ 62,475
==============================================================

Core deposit intangibles and other intangibles in the form of noncompete agreements of $32 million and $3 million, respectively, were recognized as part of the acquisition of Allegiant. Core deposit intangibles, operating lease intangibles, and other intangibles consisting primarily of customer contracts and noncompete agreements, in the amounts of $133 million, $47 million, and $17 million, respectively, were recognized as part of the acquisition of Provident. Core deposit intangibles and other intangibles in the form of noncompete agreements in the amounts of $21 million and $2 million, respectively, were recognized as part of the acquisition of Wayne Bancorp, Inc.

Amortization expense on finite-lived intangible assets totaled $67 million, $23 million, and $21 million for 2004, 2003, and 2002, respectively. Amortization expense on finite-lived intangible assets is expected to total $68 million, $35 million, $28 million, $23 million, and $19 million for the calendar years 2005 through 2009, respectively. These amounts exclude amortization associated with intangibles associated with National Processing and are exclusive of any changes in amortization associated with pending acquisitions or other dispositions.

2004 ANNUAL REPORT

                                       --
                                       62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

12. SERVICING ASSETS

MORTGAGE SERVICING RIGHTS (MSRS): MSRs recognized on conforming residential real estate loans sold servicing retained are capitalized by the Corporation's National City Mortgage subsidiary. MSRs associated with nonconforming residential real estate loans are capitalized by the Corporation's First Franklin subsidiary and are then transferred to the National City Home Loan Services (NCHLS) subsidiary. First Franklin began capitalizing nonconforming MSRs in November 2004. Additionally, during 2004, nonconforming MSRs were acquired as part of the acquisition of Provident, and were sold during the fourth quarter of 2004 as part of the sale of Provident PCFS. Refer to Note 3 for further discussion. Changes in the carrying value of MSRs and the associated valuation allowance follow:

------------------------------------------------------------------------------------------------------------------
                                                                             FOR THE CALENDAR YEAR
------------------------------------------------------------------------------------------------------------------
                                                                               2004                        2003
------------------------------------------------------------------------------------------------------------------
                                                              CONFORMING   NONCONFORMING                CONFORMING
                       (IN THOUSANDS)                         MORTGAGES      MORTGAGES       TOTAL      MORTGAGES
------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING RIGHTS
  Carrying value at beginning of period                       $1,300,612     $     --      $1,300,612   $  949,539
  Acquisitions                                                       --        45,000          45,000           --
  Additions                                                     608,316        15,119         623,435    1,217,402
  Amortization                                                 (493,372)      (14,416)       (507,788)    (513,700)
  SFAS 133 hedge basis adjustments                              189,171            --         189,171     (195,993)
  Application of valuation allowance to directly write-down
   servicing rights                                                  --            --              --     (137,874)
  Sales                                                          (7,819)      (30,515)        (38,334)     (18,762)
==================================================================================================================
CARRYING VALUE BEFORE VALUATION ALLOWANCE AT END OF PERIOD    1,596,908        15,188       1,612,096    1,300,612
------------------------------------------------------------------------------------------------------------------
VALUATION ALLOWANCE
  Balance at beginning of period                                 (2,195)           --          (2,195)    (334,346)
   Impairment (charges) recoveries                             (105,035)           --        (105,035)     194,277
   Application of valuation allowance to directly write-down
    servicing rights                                                 --            --              --      137,874
==================================================================================================================
 BALANCE AT END OF PERIOD                                      (107,230)           --        (107,230)      (2,195)
==================================================================================================================
NET CARRYING VALUE AT END OF PERIOD                           $1,489,678     $ 15,188      $1,504,866   $1,298,417
==================================================================================================================
FAIR VALUE AT END OF PERIOD                                   $1,501,947     $ 15,257      $1,517,204   $1,443,629
==================================================================================================================
 TOTAL MORTGAGE LOANS SERVICED FOR THIRD PARTIES (IN
  MILLIONS)                                                   $ 152,367      $  1,913      $  154,280   $  141,146
==================================================================================================================

MSRs are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the MSR, including hedge accounting adjustments, exceeds the fair value and is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent recoveries. There were no other-than-temporary write-downs recognized during 2004. During the second quarter of 2003, management determined that $138 million of previously established valuation allowance was not recoverable and reduced both the asset and the valuation allowance. At January 1, 2002, the valuation allowance recognized against the carrying value of MSRs totaled $88 million. Activity in the valuation allowance during 2002 totalled $246 million and was entirely related to impairment charges.

The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City's actual prepayment experience. At December 31, 2004, the fair value of MSRs exceeded the carrying value reported in the consolidated balance sheet by $12 million. This difference represents increases in the fair value of certain MSRs accounted for under SFAS 140 that were not permitted to be recorded above their cost basis, net of accumulated amortization and SFAS 133 adjustments.

                                                              2004 ANNUAL REPORT

                                       --
                                       63

--------------------------------------------------------------------------------

The key economic assumptions used to estimate the value of the MSRs at December 31, 2004 and 2003 are presented in the table that follows. A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2004 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

-----------------------------------------------------------------------------------------------------
                                                                            December 31
-----------------------------------------------------------------------------------------------------
                                                                         2004                 2003
-----------------------------------------------------------------------------------------------------
                                                              CONFORMING   NONCONFORMING   Conforming
                   (Dollars in Millions)                      MORTGAGES      MORTGAGES     Mortgages
-----------------------------------------------------------------------------------------------------
Fair value                                                     $1,501.9        $15.3        $1,443.6
Weighted-average life (in years)                                    3.9          2.5             3.8
Weighted-average constant prepayment rate (CPR)                   23.07%       33.59%          24.24%
Weighted-average discount rate                                     9.52        12.75            9.56
Prepayment rate:
  Decline in fair value from 10% adverse change                $   88.4        $ 1.0
  Decline in fair value from 20% adverse change                   164.0          1.7
Discount rate:
  Decline in fair value from 10% adverse change                    42.1           .3
  Decline in fair value from 20% adverse change                    81.8           .6
=====================================================================================================

The key economic assumptions used in determining the fair value of MSRs capitalized in 2004 and 2003 were as follows:

--------------------------------------------------------------------------------

                                                                         2004                 2003
-----------------------------------------------------------------------------------------------------
                                                              CONFORMING   NONCONFORMING   Conforming
                                                              MORTGAGES      MORTGAGES     Mortgages
-----------------------------------------------------------------------------------------------------
Weighted-average life (in years)                                  4.3            2.6           3.9
Weighted-average CPR                                            22.29%         33.30%        26.74%
Weighted-average discount rate                                   9.70          12.75          9.46
=====================================================================================================

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

OTHER SERVICING RIGHTS: The Corporation also recognizes servicing assets on commercial real estate loans sold servicing retained through its subsidiaries Red Mortgage Capital and Capstone Realty. These subsidiaries and their commercial real estate servicing right assets were acquired as part of the Provident acquisition. Commercial real estate servicing assets are recorded in other assets on the consolidated balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow:

----------------------------------------------------------------
                                          FOR THE CALENDAR YEAR
----------------------------------------------------------------
             (In Thousands)                        2004
----------------------------------------------------------------
COMMERCIAL REAL ESTATE SERVICING ASSETS
  Balance at beginning of period                 $     --
  Acquisition                                     122,694
  Additions                                        12,111
  Amortization                                     (9,302)
  Sales                                              (272)
  Other                                               547
----------------------------------------------------------------
  CARRYING VALUE BEFORE VALUATION
    ALLOWANCE AT END OF PERIOD                    125,778
----------------------------------------------------------------
  VALUATION ALLOWANCE
  Balance at beginning of period                       --
  Acquisition                                      (1,030)
  Impairment charges                                   (2)
----------------------------------------------------------------
  BALANCE AT END OF PERIOD                         (1,032)
----------------------------------------------------------------
  NET CARRYING VALUE OF SERVICING ASSETS
    AT END OF PERIOD                             $124,746
================================================================
  UNPAID PRINCIPAL BALANCE OF LOANS
    SERVICED FOR OTHERS (IN MILLIONS)            $ 11,356
================================================================

2004 ANNUAL REPORT

                                       --
                                       64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

13. PROPERTIES AND EQUIPMENT

The composition of properties and equipment follow:

---------------------------------------------------------------
                                              December 31
---------------------------------------------------------------
(In Thousands)                                2004         2003
---------------------------------------------------------------
Land                                    $  198,420   $  158,237
Buildings and leasehold improvements     1,112,513    1,040,590
Equipment                                1,332,787    1,374,538
---------------------------------------------------------------
                                         2,643,720    2,573,365
Less accumulated depreciation
  and amortization                       1,375,032    1,488,145
---------------------------------------------------------------
NET PROPERTIES AND EQUIPMENT            $1,268,688   $1,085,220
===============================================================

Depreciation and amortization of properties and equipment totaled $219 million in 2004, $178 million in 2003, and $159 million in 2002.

14. FEDERAL FUNDS BORROWED AND SECURITY REPURCHASE AGREEMENTS

Detail of Federal funds borrowed and security repurchase agreements follows:

-------------------------------------------------------------
(DOLLARS IN THOUSANDS)      2004         2003         2002
-------------------------------------------------------------
Balance at December 31:
  Federal funds
    borrowed             $2,669,386   $3,915,870   $3,384,360
  Security repurchase
    agreements            3,223,042    2,778,046    3,143,898
Maximum outstanding at
 any month end:
  Federal funds
    borrowed              6,314,532    9,801,158    8,342,164
  Security repurchase
    agreements            3,332,276    3,200,560    3,556,471
Daily average amount
  outstanding:
  Federal funds
    borrowed              4,925,738    7,895,213    5,459,056
  Security repurchase
    agreements            2,917,759    3,012,672    3,327,042
Weighted daily average
 interest rate:
  Federal funds
    borrowed                   1.45%        1.44%        2.12%
  Security repurchase
    agreements                  .78          .63         1.04
Weighted daily interest
 rate for amounts
 outstanding at
 December 31:
  Federal funds
    borrowed                   2.01%         .85%        1.23%
  Security repurchase
    agreements                 1.40          .50          .84
=============================================================

Federal funds borrowed and security repurchase agreements have maturities of six months or less.

15. BORROWED FUNDS

Detail of borrowed funds follows:

---------------------------------------------------------------
                                              December 31
---------------------------------------------------------------
(In Thousands)                                2004         2003
---------------------------------------------------------------
U.S. Treasury notes                     $1,024,477   $5,654,745
Commercial paper                           415,490      692,684
Senior bank notes                          195,000           --
Other                                      400,933      268,031
---------------------------------------------------------------
TOTAL BORROWED FUNDS                    $2,035,900   $6,615,460
===============================================================
WEIGHTED-AVERAGE YIELD                       1.93%         .78%
===============================================================

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury and may be called at any time.

Commercial paper is issued by the Corporation's subsidiary, National City Credit Corporation, and is due in four months or less.

Senior bank notes are issued by National City's bank subsidiaries and have maturities of six months or less at December 31, 2004.

The other category includes the Corporation's liability related to mortgage loans available for repurchase under GNMA optional repurchase programs. See further discussion in Note 1. This liability totalled $233 million and $240 million at December 31, 2004 and 2003, respectively.

16. LONG-TERM DEBT

The composition of long-term debt follows. This note excludes the amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 17 for further discussion on these obligations.

-----------------------------------------------------------------
                                               December 31
-----------------------------------------------------------------
(In Thousands)                                 2004          2003
-----------------------------------------------------------------
3.20% senior notes due 2008             $   292,800   $   295,590
3.125% senior notes due 2009                192,335            --
8.375% senior notes due 2032                 74,312            --
6.625% subordinated notes due 2004               --       249,978
7.75% subordinated notes due 2004                --       199,850
8.50% subordinated notes due 2004                --       149,989
7.20% subordinated notes due 2005           251,559       256,912
5.75% subordinated notes due 2009           318,533       326,933
6.875% subordinated notes due 2019          783,528       785,646
Other                                           880         1,760
-----------------------------------------------------------------
TOTAL HOLDING COMPANY                     1,913,947     2,266,658
Senior bank notes                        18,549,507    15,266,153
7.25% subordinated notes due 2010           256,219       263,790
6.30% subordinated notes due 2011           220,220       224,940
7.25% subordinated notes due 2011           198,658       198,461
6.25% subordinated notes due 2011           327,249       333,766
6.20% subordinated notes due 2011           530,820       537,793
4.63% subordinated notes due 2013           299,318       299,237
4.25% subordinated notes due 2018           224,424       221,969
Federal Home Loan Bank advances           4,904,387     3,867,957
Secured debt financings                     666,614            --
-----------------------------------------------------------------
TOTAL BANK SUBSIDIARIES                  26,177,416    21,214,066
-----------------------------------------------------------------
TOTAL LONG-TERM DEBT                    $28,091,363   $23,480,724
=================================================================

                                                              2004 ANNUAL REPORT

                                       --
                                       65

--------------------------------------------------------------------------------

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

A summary of par values and weighted-average rates of long-term debt as of December 31, 2004 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk and amortization of fair value adjustments associated with debt acquired through acquisitions.

-----------------------------------------------------------------
                                           Weighted-     Weighted-
                                            Average      Average
                                           Contractual   Effective
(Dollars in Thousands)         Par Value       Rate        Rate
-----------------------------------------------------------------
Senior bank notes            $18,543,318       2.61%       2.44%
Subordinated notes             3,225,000       6.23        3.33
Senior notes                     575,000       3.85        3.59
Federal Home Loan Bank
  advances                     4,839,707       2.75        2.82
Secured debt financing           646,389       4.49        2.56
Other                                880      12.95       12.95
-----------------------------------------------------------------
  Total long-term debt       $27,830,294       3.13%       2.57%
=================================================================

Senior bank notes are issued by National City's bank subsidiaries. During 2004, senior bank notes with a par value of $13.3 billion were issued by the bank subsidiaries. At December 31, 2004, $2.5 billion were contractually based on a fixed rate of interest and $16.0 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2005 to 2078.

All subordinated notes of the bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The 8.375% senior note of the holding company was acquired as part of the Provident acquisition, is fixed-rate, pays interest quarterly, and is callable on July 15, 2007. All remaining senior notes and subordinated notes of the holding company were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. During 2004, the holding company issued senior notes with a par value of $200 million. In January 2005, the holding company issued $275 million of 4.90% fixed-rate senior notes due January 15, 2015.

At December 31, 2004, Federal Home Loan Bank (FHLB) advances consisted of $860 million of fixed-rate obligations and $4.0 billion of variable-rate obligations. The Corporation's maximum borrowing limit with the FHLB totaled $5.3 billion at December 31, 2004. The Corporation pledged $17.9 billion in residential real estate loans, $6.0 billion in home equity lines of credit, and $12 million in mortgage-backed securities as collateral against FHLB borrowings at December 31, 2004. FHLB advances have maturities ranging from 2005 to 2030.

At December 31, 2004, long-term debt maturities for the next five years and thereafter were as follows: $9.2 billion in 2005, $7.7 billion in 2006, $2.9 billion in 2007, $1.3 billion in 2008, $3.3 billion in 2009, and $3.4 billion thereafter. These maturities are based upon the par values of long-term debt.

Secured debt financings were obtained from acquisitions, primarily Provident. Secured debt financings outstanding at December 31, 2004 relate to fixed-rate obligations of $342 million and $2 million collateralized by auto and equipment leases, respectively, and variable-rate obligations of $302 million collateralized by auto leases. The auto lease secured debt financings pay interest monthly, can be redeemed prior to maturity, and were collateralized by $942 million in auto leases and $172 million in cash at year end. The equipment lease secured debt financings outstanding at December 31, 2004 pay interest quarterly, cannot be redeemed prior to maturity, and were collateralized by $2 million in equipment leases. Secured debt financings have contractual maturities ranging from 2005 to 2009. During the fourth quarter of 2004, the Corporation exercised early call options on obligations secured by auto and equipment leases totaling $52 million and $19 million, respectively. In January 2005, the Corporation exercised an early call option on obligations secured by auto leases totaling $10 million.

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

2004 ANNUAL REPORT

                                       --
                                       66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

17. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS AND CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

As of December 31, 2004, National City sponsored seven trusts, First of America Capital Trust I, Fort Wayne Capital Trust I, Allegiant Capital Trust II, Provident Capital Trust I, Provident Capital Trust III, Provident Capital Trust IV, and Banc Services Corp. Statutory Trust I, of which 100% of the common equity is owned by the Corporation. The Allegiant capital trust, Provident capital trusts, and the Banc Services Corp. Statutory trust were acquired as part of the acquisitions of Allegiant Bancorp, Inc., Provident Financial Group, Inc., and Wayne Bancorp, respectively. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.

Distributions on the capital securities issued by First of America Capital Trust I, Fort Wayne Capital Trust I, and Provident Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Allegiant Capital Trust II, Provident Capital Trust III, and Provident Capital Trust IV are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Banc Services Corp. Statutory Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 3.45 basis points, with a maximum interest rate of 11.95%. The interest rate associated with the Banc Services Corp. Statutory Trust capital securities was 6.00% at December 31, 2004.

The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are first redeemable, in whole or in part, by the Corporation as follows:

--------------------------------------------------------------
                                             FIRST CALL DATE
--------------------------------------------------------------
Provident Capital Trust III                  December 31, 2005
Provident Capital Trust IV                      March 30, 2006
Allegiant Capital Trust II                  September 30, 2006
Provident Capital Trust I                     December 1, 2006
First of America Capital Trust I              January 31, 2007
Fort Wayne Capital Trust I                      April 15, 2007
Banc Services Corp. Statutory Trust I            June 26, 2007
==============================================================

On September 21, 2004 and September 30, 2004, respectively, the Corporation redeemed the capital securities of two other trusts, Allegiant Capital Trust I and Provident Capital Trust II, which had also been acquired as part of the Allegiant and Provident acquisitions.

The capital securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. On May 6, 2004, the Federal Reserve issued proposed rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. This proposal would have no impact on the Corporation's Tier 1 capital.

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follows. These amounts represent the par value of the obligations owed to the subsidiary trusts, including the Corporation's ownership interest in the trusts, plus basis adjustments related to hedging the obligations with derivative instruments and fair value adjustments recognized at the acquisition date for the Allegiant, Provident, and Wayne obligations.

---------------------------------------------------------------
                                                December 31
---------------------------------------------------------------
              (In Thousands)                  2004       2003
---------------------------------------------------------------
8.12% junior subordinated debentures owed
 to First of America Capital Trust I due
 January 31, 2027                           $154,640   $154,640
9.85% junior subordinated debentures owed
 to Fort Wayne Capital Trust I due April
 15, 2027                                     30,928     30,928
9.00% junior subordinated debentures owed
 to Allegiant Capital Trust II due
 September 30, 2031                           44,626         --
8.60% junior subordinated debentures owed
 to Provident Capital Trust I due December
 1, 2026                                     115,988         --
10.25% junior subordinated debentures owed
 to Provident Capital Trust III due
 December 31, 2030                           120,477         --
9.45% junior subordinated debentures owed
 to Provident Capital Trust IV due March
 30, 2031                                    130,251         --
Variable-rate junior subordinated
 debentures owed to Banc Services Corp.
 Statutory Trust I due June 26, 2032           7,719         --
---------------------------------------------------------------
TOTAL JUNIOR SUBORDINATED DEBENTURES OWED
 TO UNCONSOLIDATED SUBSIDIARY TRUSTS        $604,629   $185,568
===============================================================

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

                                                              2004 ANNUAL REPORT

                                       --
                                       67

--------------------------------------------------------------------------------

by regulators that could have a material effect on financial position and operations.

Regulatory and other capital measures at December 31 follow:

-----------------------------------------------------------------
                               2004                  2003
-----------------------------------------------------------------
(Dollars In Thousands)    AMOUNT      RATIO     Amount      Ratio
-----------------------------------------------------------------
Total equity/assets     $12,803,529    9.19%  $ 9,328,671    8.18%
Total common
 equity/assets           12,803,529    9.19     9,328,671    8.18
Tangible common
 equity/tangible
 assets                   9,287,655    6.84     8,162,856    7.23
Tier 1 capital            9,815,314    8.25     8,420,382    8.80
Total risk-based
 capital                 14,023,018   11.79    12,561,061   13.12
Leverage                  9,815,314    7.31     8,420,382    7.43
=================================================================

The tangible common equity ratio excludes goodwill and other intangible assets from both the numerator and denominator.

Tier 1 capital consists of total equity plus qualifying capital securities and minority interests, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets, and adjustments related to the valuation of servicing assets and certain equity investments in nonfinancial companies (principal investments).

Total risk-based capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on certain equity securities.

Both the Tier 1 and the total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.

The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation exclude certain intangible and servicing assets.

National City's Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City's subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was December 15, 2004, each of the Corporation's subsidiary banks was considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank's capital category. As of December 31, 2004, each of the subsidiary banks was also categorized as well-capitalized.

As discussed in Note 17, the capital securities held by the First of America, Fort Wayne, Allegiant, Provident, and Banc Services Corp. subsidiary trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. On May 6, 2004, the Federal Reserve issued proposed rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. This proposal would have no impact on the Corporation's Tier 1 capital.

The Corporation's subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $132 million at December 31, 2004.

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

Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. The subsidiary banks may pay dividends in 2005 of $1.2 billion, plus an additional amount equal to their net profits for 2005, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

The Corporation's mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiaries' net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer's net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2004, these subsidiaries met their respective minimum net worth capital requirements.

19. STOCKHOLDERS' EQUITY

STOCK REPURCHASES: In December 2004, the Corporation's Board of Directors authorized the repurchase of 25 million shares of National City common stock, subject to an aggregate purchase limit of $1.1 billion. This new authorization is incremental to the 50 million share repurchase authorization, which was authorized by the Corporation's Board of Directors in February 2004. The February authorization is subject to a purchase limit of $2.0 billion and replaced all prior share repurchase authorizations. Shares repurchased under these programs are held for reissue in connection with stock compensation plans and for general corporate purposes. During 2004, 2003, and 2002, the Corporation repurchased 40.1 million, 11.5 million, and 1.3 million shares, respectively of its common stock. As of December 31, 2004, 37.1 million shares remain authorized for repurchase.

PREFERRED STOCK: In connection with the acquisition of Provident on July 1, 2004, 70,272 shares of National City Series D convertible non-voting preferred stock were issued. Each share of Series D preferred stock is convertible at any time by the holder into 15.96 shares of National City common stock. The conversion rate is

2004 ANNUAL REPORT

                                       --
                                       68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

subject to adjustment in the event the Corporation takes certain actions such as paying a dividend in stock, splitting its common stock, or combining its common stock into a smaller number of shares. Common shares deliverable upon conversion of the preferred stock have been reserved for future issuance. The Corporation has no right to redeem the preferred stock. Dividends are paid on the preferred stock when dividends are paid on common stock at the dividend rate per common share multiplied by the preferred stock conversion ratio. The Series D preferred stock shall be preferred over the Corporation's common stock in the event of involuntary liquidation or dissolution of the Corporation. In such event, the preferred holders will be entitled to receive $100 per share, or $7 million, plus accrued and unpaid dividends.

On August 30, 2002, the Corporation redeemed all 13,969 shares of its then outstanding preferred stock, stated value of $50 per share, at a redemption price of $50.50137 per share, representing a total cost of $37 thousand.

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

PRIDES contain a forward purchase contract. Each forward purchase contract obligates the holder to buy, on or before August 17, 2005, for $25.00, a number of newly issued shares of National City common stock equal to the settlement rate, determined as follows:

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

In January 2005, holders of 1.8 million PRIDES exercised their forward purchase contracts. The Corporation issued 1.7 million shares of National City common stock for proceeds of $44.5 million.

OTHER COMPREHENSIVE INCOME: A summary of activity in accumulated other comprehensive income follows:

-------------------------------------------------------------
                                  For the Calendar Year
-------------------------------------------------------------
      (In Thousands)           2004       2003        2002
-------------------------------------------------------------
Accumulated unrealized
 gains on securities
 available for sale at
 January 1, net of tax       $132,318   $ 223,073   $ 105,656
Net unrealized (losses)
 gains for the period, net
 of tax (benefit) expense
 of $(6,888) in 2004,
 $(29,523) in 2003, and
 $94,720 in 2002              (12,792)    (54,828)    175,908
Reclassification adjustment
 for gains included in net
 income, net of tax expense
 of $6,641 in 2004, $11,225
 in 2003, and $22,601 in
 2002                         (12,333)    (35,927)    (58,491)
-------------------------------------------------------------
Effect on other
 comprehensive income for
 the period                   (25,125)    (90,755)    117,417
-------------------------------------------------------------
Accumulated unrealized
 gains on securities
 available for sale at
 December 31, net of tax     $107,193   $ 132,318   $ 223,073
=============================================================
Accumulated unrealized
 losses on derivatives used
 in cash flow hedging
 relationships at January
 1, net of tax               $(67,631)  $(155,893)  $ (33,379)
Net unrealized losses for
 the period, net of tax
 benefit of $13,295 in
 2004, $18,633 in 2003, and
 $121,193 in 2002             (24,691)    (34,605)   (225,072)
Reclassification adjustment
 for losses included in net
 income, net of tax benefit
 of $46,156 in 2004,
 $66,159 in 2003, and
 $55,223 in 2002               85,717     122,867     102,558
-------------------------------------------------------------
Effect on other
 comprehensive income for
 the period                    61,026      88,262    (122,514)
-------------------------------------------------------------
Accumulated unrealized
 losses on derivatives used
 in cash flow hedging
 relationships at December
 31, net of tax              $ (6,605)  $ (67,631)  $(155,893)
=============================================================
Accumulated other
 comprehensive income at
 January 1, net of tax       $ 64,687   $  67,180   $  72,277
Other comprehensive income
 (loss), net of tax            35,901      (2,493)     (5,097)
-------------------------------------------------------------
ACCUMULATED OTHER
 COMPREHENSIVE INCOME AT
 DECEMBER 31, NET OF TAX     $100,588   $  64,687   $  67,180
=============================================================

                                                              2004 ANNUAL REPORT

                                       --
                                       69

--------------------------------------------------------------------------------

20. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share calculations follow:

----------------------------------------------------------------
                                   For the Calendar Year
----------------------------------------------------------------
(Dollars in Thousands,
Except Per Share
Amounts)                      2004         2003         2002
----------------------------------------------------------------
BASIC
  Net income                $2,779,934   $2,117,064   $1,446,643
  Less preferred
    dividends                      786           --           21
----------------------------------------------------------------
  Net income applicable
   to common stock          $2,779,148   $2,117,064   $1,446,622
----------------------------------------------------------------
  Average common shares
   outstanding             635,450,188  611,205,682  610,186,786
----------------------------------------------------------------
  Net income per common
   share - basic                 $4.37        $3.46        $2.37
================================================================
DILUTED
  Net income                $2,779,934   $2,117,064   $1,446,643
----------------------------------------------------------------
  Average common shares
   outstanding             635,450,188  611,205,682  610,186,786
  Stock awards               8,477,996    5,204,361    5,962,876
  Convertible preferred
   stock                       563,836           --       24,576
  Forward contracts          1,018,494           --           --
----------------------------------------------------------------
  Average common shares
   outstanding - diluted   645,510,514  616,410,043  616,174,238
----------------------------------------------------------------
  Net income per common
   share - diluted               $4.31        $3.43        $2.35
================================================================

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock, commitments to issue additional shares pursuant to forward contracts, and certain unvested restricted stock and unexercised stock option awards. During 2004, the Corporation issued convertible preferred stock and assumed an obligation to issue additional shares under a forward contract in connection with the acquisition of Provident (see discussion of forward contracts in Note 19). For the years ended December 31, 2004, 2003, and 2002, options to purchase 2,294,126, 18,136,018, and 22,866,306 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.

21. INCOME TAXES

The composition of income tax expense follows:

--------------------------------------------------------------------
                                      For the Calendar Year
--------------------------------------------------------------------
(In Thousands)                  2004          2003          2002
--------------------------------------------------------------------
Current:
  Federal                    $ 1,229,653   $1,099,832    $  859,130
  State                          128,742      128,450        83,556
--------------------------------------------------------------------
  Total current                1,358,395    1,228,282       942,686
Deferred:
  Federal                        (54,477)    (116,239)     (216,955)
  State                           (5,912)       8,359        (3,573)
--------------------------------------------------------------------
  Total deferred                 (60,389)    (107,880)     (220,528)
--------------------------------------------------------------------
INCOME TAX EXPENSE           $ 1,298,006   $1,120,402    $  722,158
====================================================================
INCOME TAX EXPENSE
  APPLICABLE TO SECURITIES
  TRANSACTIONS               $     2,492   $   11,225    $   22,601
====================================================================

The effective tax rate differs from the statutory Federal tax rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown in the following table:

-------------------------------------------------------------
                                       For the Calendar Year
-------------------------------------------------------------
Rate Reconciliation                    2004    2003     2002
-------------------------------------------------------------
Statutory Federal tax rate             35.0%    35.0%    35.0%
Life insurance                         (0.7)    (0.8)    (1.2)
Tax-exempt income                      (0.5)    (0.6)    (1.0)
State taxes                            1.8       2.7      2.4
Tax credits                            (1.4)    (1.1)    (1.2)
Sale of National Processing            (0.7)      --       --
Other                                  (1.7)    (0.6)    (0.7)
-------------------------------------------------------------
EFFECTIVE TAX RATE                     31.8%    34.6%    33.3%
=============================================================

Significant components of deferred tax liabilities and assets as of December 31 follow:

--------------------------------------------------------------
           (In Thousands)                2004          2003
--------------------------------------------------------------
Deferred tax liabilities:
 Mortgage servicing, net              $  334,048    $  361,370
 Leasing                                 686,382       433,473
 Depreciation                             49,638        47,849
 Employee benefits                            --        14,979
 Deferred loan fees                       42,562        54,014
 Unrealized gains on securities and
   loans held for sale                        --        13,265
 State income taxes                       36,640        42,842
 Securitizations                          35,005            --
 Intangibles                              79,662        19,016
 Other, net                              143,146       120,670
--------------------------------------------------------------
 Total deferred tax liabilities        1,407,083     1,107,478
Deferred tax assets:
 Provision for loan losses               528,637       429,390
 Deferred compensation                   112,794        72,786
 Indemnification reserve                  88,399        55,173
 Federal benefit of state taxes           52,144        39,892
 Employee benefits                        42,446            --
 Unrealized losses on securities and
   loans held for sale                    19,286            --
 Net operating loss carryforward          28,417            --
 Other, net                              272,265       115,817
--------------------------------------------------------------
 Total deferred tax assets             1,144,388       713,058
--------------------------------------------------------------
NET DEFERRED TAX LIABILITY            $  262,695    $  394,420
==============================================================

A net operating loss carryforward of $81 million is remaining at December 31, 2004 which was acquired in

2004 ANNUAL REPORT

                                       --
                                       70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

connection with Provident. This carryforward expires in 2021. Management believes that future taxable income will be sufficient to fully realize the deferred tax asset associated with this carryforward.

For the years ended 2004, 2003, and 2002, income tax benefits of $45 million, $27 million, and $20 million, respectively, were credited to stockholders' equity related to the exercise of nonqualified employee stock options.

22. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS

COMMITMENTS: A summary of the contractual amount of significant commitments follows:

-----------------------------------------------------------------
                                              December 31
-----------------------------------------------------------------
(In Thousands)                            2004           2003
-----------------------------------------------------------------
Commitments to extend credit:
  Commercial                          $19,891,479    $15,201,047
  Residential real estate              14,126,791     10,556,066
  Revolving home equity and credit
    card lines                         32,095,788     23,936,622
  Other                                   416,751        521,813
Standby letters of credit               4,227,310      3,765,284
Commercial letters of credit              260,081        150,640
Net commitments to sell mortgage
 loans and mortgage-backed
 securities                             6,314,013     13,126,094
Commitments to sell commercial real
 estate loans                             132,997             --
Commitments to fund principal
 investments                              263,878        226,793
Commitments to fund civic and
 community investments                    313,257        200,477
=================================================================

Commitments to extend credit are agreements to lend. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for residential mortgage loans to be sold into the secondary market are considered derivative instruments in accordance with SFAS
133. The changes in the fair value of these commitments due to changes in mortgage interest rates are recorded on the balance sheet as either derivative assets or liabilities and are included in residential real estate loans in the above table. Further discussion on derivative instruments is included in Notes 1 and 25.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the under-lying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.

The credit risk associated with loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer.

The Corporation enters into forward contracts for the future delivery or purchase of fixed-rate residential mortgage loans and mortgage-backed securities, commercial real estate loans to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing rights. These contracts are also considered derivative instruments under SFAS 133 and the fair value of these contracts are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 25.

The Corporation has principal investment commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

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

The Corporation and certain of its subsidiaries occupy certain facilities under long-term operating leases and, in addition, lease certain software and data processing and other equipment. The aggregate minimum annual rental commitments under these leases total approximately $139 million in 2005, $125 million in 2006, $102 million in 2007, $89 million in 2008, $76 million in 2009, and $331 million thereafter. The Corporation also subleases and receives rental income on certain leased properties. As of December 31, 2004, aggregate future minimum rentals to be received under noncancelable subleases totaled $42 million. Total operating lease expense, net of sublease income, recorded under all operating leases was $137 million, $131 million, and $132 million in 2004, 2003, and 2002, respectively.

CONTINGENT LIABILITIES AND GUARANTEES: The Corporation enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnifi-

                                                              2004 ANNUAL REPORT

                                       --
                                       71

--------------------------------------------------------------------------------

cation on certain loans. Indemnification requests are generally received within two years subsequent to sale.

Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $79.8 billion, $117.5 billion, and $72.1 billion in 2004, 2003, and 2002, respectively. Total loans repurchased or indemnified during 2004, 2003, and 2002 were $508 million, $265 million, and $206 million, respectively. Loans indemnified that remain outstanding as of December 31, 2004 totaled $228 million. In addition, total loans sold of $292 million remained uninsured as of December 31, 2004. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans at December 31, 2004 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $127 million, $65 million, and $42 million for 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, the liability for estimated losses on repurchase and indemnification was $209 million and $167 million, respectively, and was included in other liabilities on the balance sheet.

In connection with the acquisition of Provident, the Corporation assumed a guarantee made to Fannie Mae on behalf of its subsidiary Red Mortgage Capital, an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae's behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. At December 31, 2004, Red Mortgage Capital serviced loans with outstanding principal balances aggregating $4.1 billion under the DUS program. The guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $10 million at December 31, 2004.

The guarantee liability for standby letters of credit was $49 million and $51 million at December 31, 2004 and 2003, respectively. This liability is recorded in accrued expenses and other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.

The Corporation, through various subsidiaries, has historically provided merchant card processing or sponsorship services. Under the rules of VISA(R) and MasterCard(R), when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Corporation is unable to collect this amount from the merchant's account, and if the merchant refuses or is unable to reimburse the Corporation for the chargeback due to liquidation or other reasons, the Corporation will bear the loss for the amount of the refund paid to the cardholder.

Effective October 15, 2004, National Processing, Inc. was sold as described in
Note 3. As a result of this sale, the Corporation has exited the merchant card processing business and has no continuing or future exposure to potential chargeback liabilities, except for an immaterial exposure acquired with Provident and the exposure to United Airlines as described in the following paragraphs.

Under the terms of the National Processing sale agreement, the Corporation retained the contractual obligation to process card transactions for United Airlines, which is currently operating under Chapter 11 protection. The Corporation was paid $36 million to retain this obligation. Pursuant to FASB Interpretation 45, regarding accounting for guarantees, this amount is deemed to be the fair value of this obligation and has been recorded in accrued expenses and other liabilities at December 31, 2004.

The Corporation will honor its existing contractual obligations to United Airlines but does not intend to renew the contract when its current term expires in November 2005. In the event of liquidation of United Airlines, the Corporation could become financially responsible for refunding tickets purchased through VISA(R) and MasterCard(R) under the chargeback rules of those associations. At December 31, 2004, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract was approximately $547 million. Based upon available information, this amount represents management's best estimate of its maximum potential chargeback exposure related to United Airlines, Inc. The Corporation holds no significant collateral under this contract.

In November 2004, Congress passed the Intelligence Reform and Terrorism Prevention Act of 2004. This legislation included an extension of the airline ticket re-accommodation provision, which requires airlines to honor tickets through November 2005 for other airlines that may suspend, interrupt or discontinue services due to insolvency or liquidation.

2004 ANNUAL REPORT

                                       --
                                       72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Based on information currently available to the Corporation, management believes the risk of a material loss under the chargeback rules is unlikely.

National City and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as depository bank, lender, underwriter, fiduciary, financial advisor, broker or other business activities. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it has valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated.

A claim has been asserted against a subsidiary of the Corporation concerning management of investments held in a trust. The complaint alleges failure to adequately and timely diversify investments held in this trust, which resulted in investment losses. The plaintiffs are seeking damages of as much as $100 million. The court has denied the Corporation's request to dismiss this claim. A trial date has been set for September 2005. Discovery and development of expert testimony is currently underway and the Corporation will conduct a vigorous defense. Management believes that this claim does not have merit and that the risk of material loss is unlikely.

Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation believes that the eventual outcome of all claims against the Corporation and its subsidiaries, will not, individually or in the aggregate, have a material adverse effect on the Corporation's consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company's results of operations for a particular period.

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

23. STOCK OPTIONS AND AWARDS

National City maintains various incentive and nonqualified stock option plans and also maintains various restricted stock plans. These plans provide for the granting of stock options and restricted shares to eligible employees and directors.

On April 27, 2004, stockholders approved the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan), which consolidates and replaces all long-term incentive programs under one plan and formalizes the use of performance measures in connection with all long-term awards. Under the Long-Term Incentive Plan, up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition to the aggregate limit on awards of National City common stock, the Long-Term Incentive Plan includes the following limitations: no more than 18 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options.

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

On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock options under SFAS 123. Further discussion of the impact of this change is included in Note 1. Compensation expense recognized related to National City Corporation's stock option plans totaled $25 million and $12 million, in 2004 and 2003, respectively. Compensation expense of $4 million was recorded in 2002 related to the fair value of stock options for former employees in situations where vesting continued upon a change in employee status.

RESTRICTED SHARES: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors' shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. The weighted-average grant-date fair value of restricted share awards granted during 2004, 2003, and 2002 was $35.39, $32.28, and $29.69, respectively. Compensation expense recognized in 2004, 2003, and 2002 totaled $30 million, $18 million, and $12 million, respectively, related to restricted share plans.

                                                              2004 ANNUAL REPORT

                                       --
                                       73

--------------------------------------------------------------------------------

OPTION AND RESTRICTED STOCK AWARD ACTIVITY: Stock option and restricted stock award activity follows:

-----------------------------------------------------------------
                                                        Weighted-
                                                         Average
                                Shares Outstanding       Option
                              -----------------------   Price Per
                               Awards       Options       Share
-----------------------------------------------------------------
December 31, 2001             1,823,310    48,798,550    $25.79
-----------------------------------------------------------------
  Cancelled                    (118,019)     (853,081)    29.79
  Exercised                    (391,859)   (5,404,615)    18.35
  Granted                     1,225,739    10,422,884     27.84
-----------------------------------------------------------------
December 31, 2002             2,539,171    52,963,738     26.89
-----------------------------------------------------------------
  Cancelled                    (161,773)     (851,853)    30.06
  Exercised                    (488,797)   (8,200,758)    22.01
  Granted                     1,893,040     6,940,115     33.45
-----------------------------------------------------------------
December 31, 2003             3,781,641    50,851,242     28.52
-----------------------------------------------------------------
  Acquisitions                       --     9,274,981     26.12
  Cancelled                    (227,026)     (368,668)    30.12
  Exercised                    (722,163)  (12,554,038)    25.38
  Granted                     2,005,673     7,497,223     35.89
-----------------------------------------------------------------
DECEMBER 31, 2004             4,838,125    54,700,740    $29.83
=================================================================

Upon consummation of the Allegiant and Provident acquisitions, all outstanding options issued by Allegiant and Provident were converted into equivalent National City options. Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at December 31, 2004 follows:

------------------------------------------------------------------------------
                                          Weighted-
                                           Average
                             Weighted-    Remaining                  Weighted-
   Range of                   Average    Contractual                  Average
   Exercise                  Exercise       Life                     Exercise
    Prices      Outstanding    Price     (in years)    Exercisable     Price
------------------------------------------------------------------------------
$ 4.69 - 12.99     160,518    $10.50          .7          160,518     $10.50
 13.00 - 19.99   5,844,352     17.77         4.6        5,844,352      17.77
 20.00 - 26.99   3,993,106     24.48         5.6        3,993,106      24.48
 27.00 - 33.99  35,116,938     30.75         5.8       31,325,720      30.38
 34.00 - 40.99   9,175,886     36.04         7.2        2,770,186      35.96
 41.00 - 47.99     409,940     43.40         3.3          409,940      43.40
------------------------------------------------------------------------------
TOTAL           54,700,740    $29.83         5.9       44,503,822     $28.59
==============================================================================

At December 31, 2004, 2003, and 2002, options for 44,503,822, 40,448,964, and
38,664,840 shares of common stock, respectively, were exercisable. As of December 31, 2004, stock option and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 27 million and 11 million shares, respectively.

Additional stock option and restricted award information as of December 31, 2004 follows, which includes plans assumed through various acquisitions. As of December 31, 2004, outstanding options related to these acquired plans totaled 7,639,678 shares with a weighted-average exercise price per share of $26.52.

----------------------------------------------------------------
                                          Weighted-
                             Shares to     Average      Shares
                             Be Issued     Option     Available
                                Upon      Exercise    for Future
                              Exercise      Price       Grants
----------------------------------------------------------------
Plans approved by
  stockholders               59,026,488    $29.92     38,074,554
----------------------------------------------------------------
Plans not approved by
  stockholders(a)(b)            512,377     18.86             --
----------------------------------------------------------------
TOTAL                        59,538,865    $29.83     38,074,554
================================================================

(a) In 1995, in commemoration of its 150th anniversary, National City granted to virtually all employees a total of 5.6 million options to purchase common stock at the then market price. The options became exercisable to the extent of 33% per year beginning two years from the grant date. The 308,500 remaining outstanding options at December 31, 2004 are all exercisable.

(b) Provident's 2000 Employee Stock Option Plan provided for the grant of stock options to employees, other than executive officers. Options were granted at an exercise price of not less than 95% of market price at the time of the grant, for a term of up to 10 years. Options vested as determined by Provident's Compensation Committee. The 131,235 remaining outstanding options at December 31, 2004 are all exercisable.

    Provident's 2002 Outside Directors Stock Option Plan provided for the grant of 2,000 options to each non-employee director upon election to its Board and upon each subsequent annual election. The options were granted at an exercise price equal to their market price, for a term of 10 years. Options vested as determined by Provident's Compensation Committee. The 72,642 remaining outstanding options at December 31, 2004 are all exercisable.

24. PENSION AND OTHER
      POSTRETIREMENT BENEFIT PLANS

National City has a noncontributory, defined benefit pension plan covering substantially all employees. Employees retained from the Allegiant, Provident and Wayne acquisitions will be eligible to participate in the Corporation's defined benefit pension plan effective January 1, 2005. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are credited to employee accounts. Actuarially determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

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

2004 ANNUAL REPORT

                                       --
                                       74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Using an actuarial measurement date of October 31, plan assets for each of the plans follows:

--------------------------------------------------------------------------
                                                             Other
                                                         Postretirement
                               Pension Benefits             Benefits
                            -----------------------   --------------------
      (IN THOUSANDS)           2004         2003        2004       2003
--------------------------------------------------------------------------
CHANGE IN FAIR VALUE OF
 PLAN ASSETS
 Fair value at beginning
 of measurement period      $1,601,150   $1,411,343   $     --   $      --
 Actual return on plan
 Assets                        150,531      268,133         --          --
 Employer contribution              --           --      6,056       8,691
 Participant contributions          --           --     17,717      12,891
 Expenses paid                  (4,302)      (5,005)        --          --
 Benefits paid                 (72,034)     (73,321)   (23,773)    (21,582)
FAIR VALUE AT END OF
 MEASUREMENT PERIOD         $1,675,345   $1,601,150   $     --   $      --
==========================================================================

The asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

--------------------------------------------------------------
                                                 Percentage of
                                                  Plan Assets
                                                 -------------
                ASSET CATEGORY                   2004    2003
--------------------------------------------------------------
Equity securities                                  81%     71%
Debt securities                                    10       9
Cash and cash equivalents                           9      20
--------------------------------------------------------------
  Total                                           100%    100%
==============================================================

The investment objective for the defined benefit pension plan is to maximize total return with tolerance for slightly above average risk. Asset allocation strongly favors equities, with a target allocation of approximately 80% equity securities, 15% fixed income securities, and 5% cash. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate. A core equity position of large cap stocks will be maintained. However, more aggressive or volatile sectors will be meaningfully represented in the asset mix in pursuit of higher returns. Higher volatility investment strategies such as credit risk, structured finance, and international bonds will be appropriate strategies in conjunction with the core position.

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

Equity securities include $197 million and $164 million of National City common stock at October 31, 2004 and 2003, respectively. The $197 million of National City Common stock included in plan assets at October 31, 2004 represented 5,048,833 shares of stock at a closing price of $38.97 as of that date. During 2004, dividends of $7 million were paid on the shares included in plan assets.

Using an actuarial measurement date of October 31, benefit obligation activity for each of the plans follows:

----------------------------------------------------------------------------
                                                               Other
                                                          Postretirement
                                Pension Benefits             Benefits
                             -----------------------   ---------------------
      (IN THOUSANDS)            2004         2003        2004        2003
----------------------------------------------------------------------------
CHANGE IN BENEFIT
 OBLIGATION
 Benefit obligation at
 beginning of measurement
 period                      $1,364,768   $1,221,479   $ 155,787   $ 143,196
 Service cost                    55,388       51,162       3,371       2,946
 Interest cost                   82,726       80,084       9,216       9,342
 Participant contributions           --           --      17,717      12,891
 Plan amendments                     --           --          --         312
 Business acquisitions               --           --       6,380          --
 Actuarial (gains)/losses        28,967       85,364     (14,406)      8,682
 Benefits paid                  (72,034)     (73,321)    (23,774)    (21,582)
----------------------------------------------------------------------------
BENEFIT OBLIGATION AT END
 OF MEASUREMENT PERIOD       $1,459,815   $1,364,768   $ 154,291   $ 155,787
============================================================================
 Funded status               $  215,530   $  236,382   $(154,291)  $(155,787)
 Unrecognized prior service
   cost                         (30,827)     (35,582)        537         632
 Unrecognized net actuarial
   loss                         117,567      110,088      30,396      46,044
 Unrecognized net
   obligation                        --           --       8,628      10,030
 Contributions/benefits
   paid subsequent to
   measurement date                  --           --       1,042       1,477
----------------------------------------------------------------------------
PREPAID (ACCRUED)
 BENEFIT COST                $  302,270   $  310,888   $(113,688)  $ (97,604)
============================================================================

The weighted-average assumptions used to determine benefit obligations at the measurement date were as follows:

-------------------------------------------------------------------------
                                                            Other
                                                       Postretirement
                              Pension Benefits            Benefits
                            ---------------------   ---------------------
                              2004        2003        2004        2003
-------------------------------------------------------------------------
 Discount rate                  6.00%       6.25%       6.00%       6.25%
 Rate of compensation
 increase                   2.75-7.50   2.75-7.50   2.75-7.50   2.75-7.50
=========================================================================

At December 31, 2004, the projected benefit payments for the defined benefit pension plan and the postretirement benefit plan, net of the Medicare subsidy, totaled $66 million and $11 million in 2005, $67 million and $10 million in 2006, $69 million and $10 million in 2007, $72 million and $10 million in 2008, $72 million and $10 million 2009, and $456 million and $52 million in years 2010 through 2014, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

                                                              2004 ANNUAL REPORT

                                       --
                                       75

--------------------------------------------------------------------------------

Using an actuarial measurement date of October 31, components of net periodic benefit and net periodic cost follow:

---------------------------------------------------------------------
          (IN THOUSANDS)              2004        2003        2002
---------------------------------------------------------------------
PENSION BENEFITS
 Service cost                         $55,388     $51,162     $47,161
 Interest cost                         82,726      80,084      72,553
 Expected return on plan assets      (127,301)   (143,443)   (159,695)
 Amortization of prior service
  cost                                 (4,755)     (4,755)     (5,123)
 Transition benefit                        --        (207)     (2,559)
 Recognized net actuarial
  (gain)/loss                           2,560       1,303      (9,096)
---------------------------------------------------------------------
NET PERIODIC COST (BENEFIT)            $8,618    $(15,856)   $(56,759)
=====================================================================
OTHER POSTRETIREMENT BENEFITS
 Service cost                          $3,371      $2,946      $2,487
 Interest cost                          9,216       9,342       8,980
 Amortization of prior service
  cost                                     95         133         187
 Transition obligation                  1,402       1,402       1,402
 Recognized net actuarial loss          1,677       1,588       1,261
---------------------------------------------------------------------
NET PERIODIC COST                     $15,761     $15,411     $14,317
=====================================================================

The weighted-average assumptions used to determine net periodic benefit and net periodic cost for the years ended December 31 were as follows:

----------------------------------------------------------------------------
                                                               Other
                                                          Postretirement
                                 Pension Benefits            Benefits
                               ---------------------   ---------------------
                                 2004        2003        2004        2003
----------------------------------------------------------------------------
Discount rate                      6.25%       6.75%       6.25%       6.75%
Rate of compensation increase  2.75-7.50   2.75-7.50   2.75-7.50   2.75-7.50
Expected long-term return on
 plan assets                        8.50        9.50          --          --
============================================================================

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

National City does not anticipate making a contribution to its defined benefit pension plan in 2005 as the plan is currently overfunded. The 2005 pension plan assumptions used to determine net periodic cost will be a discount rate of 6.00% and an expected long-term return on plan assets of 8.50%.

The assumed health care cost trend rate at the measurement date follows:

---------------------------------------------------------------------
                                                         2004    2003
---------------------------------------------------------------------
Health care cost trend rate for next year                  9%     10%
Rate to which the cost trend rate is assumed to decline
 (ultimate trend rate)                                     5%      5%
Year the rate reaches the ultimate trend rate            2009    2009
=====================================================================

The health care trend rate assumption affects only those participants retired under the plan prior to April 1, 1989.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effect:

--------------------------------------------------------------------------
                                           1-Percentage-    1-Percentage-
(In Thousands)                             Point Increase   Point Decrease
--------------------------------------------------------------------------
Effect on total of service and interest
 cost                                          $  218          $ (201)
Effect on postretirement benefit
 obligation                                     3,667          (3,381)
==========================================================================

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor postretirement benefit plans that provide prescription drug coverage. In May 2004, FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which provides guidance on accounting for the federal subsidy. The provisions of FASB Staff Position 106-2 became effective for the Corporation as of July 1, 2004 and have been applied prospectively. As a result of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the postretirement benefit obligation decreased by $8 million and the net periodic benefit cost decreased by $1 million for 2004. The Corporation anticipates its benefit costs will continue to be somewhat lower as a result of the new Medicare provisions.

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At December 31, 2004 and 2003, obligations of $90 million and $83 million, respectively, were included in accrued expenses and other liabilities for these plans. For the years ended December 31, 2004, 2003, and 2002, expense related to these plans was $13 million, $21 million, and $15 million, respectively.

Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. The Corporation provides up to a 6.9% matching contribution. For the years ended 2004, 2003, and 2002, the expense related to the plan was $72 million, $64 million, and $58 million, respectively. Included in the 2004 expense is $4 million which relates to contributions for employees of acquired entities. Also included is $9 million of contributions related to National Processing which was sold effective October 15, 2004.

2004 ANNUAL REPORT

                                       --
                                       76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

25. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. It also executes derivative instruments with its commercial banking customers to facilitate their risk management strategies. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments, such as mortgage-banking loan commitments, which by definition qualify as derivative instruments under SFAS 133.

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

Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains. At December 31, 2004, these collateral agreements covered 99.7% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At December 31, 2004, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $291 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $35 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage-banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will be funded is derived from the Corporation's own historical empirical data. The change in the value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2004 and 2003.

                                                              2004 ANNUAL REPORT

                                       --
                                       77

--------------------------------------------------------------------------------

FAIR VALUE HEDGES: The Corporation primarily uses interest rate swaps, interest rate futures, interest rate caps and floors, interest rate options, and forward purchase and sales commitments to hedge the fair values of mortgage loans held for sale, mortgage servicing rights, certain fixed-rate commercial loans, and available for sale securities for changes in interest rates.

The Corporation also uses receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased certificates of deposit, long-term FHLB advances, corporate and subordinated long-term debt, and senior bank notes.

During 2004, 2003, and 2002, total net ineffective fair value hedge (losses) gains of $(145) million, $70 million and $278 million, respectively, were recognized. Detail of ineffective hedge gains and losses by hedge strategy are presented in the table on page 78. Ineffective hedge gains and losses for mortgage servicing rights and mortgage loans held for sale are included in mortgage banking revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial loans, available for sale securities, and fixed-rate funding products are included in other noninterest income on the income statement. There were no components of derivative instruments excluded from the assessment of hedge effectiveness during 2004, 2003, and 2002.

CASH FLOW HEDGES: The Corporation hedges cash flow variability related to variable-rate funding products, specifically FHLB advances, senior bank notes and secured debt financings, through the use of pay-fixed interest rate swaps and interest rate caps. The Corporation also uses forward starting pay-fixed interest rate swaps and caps to hedge forecasted cash flows associated with debt instruments expected to be issued subsequent to 2004.

During 2004, 2003, and 2002, the Corporation recognized net ineffective cash flow hedge gains (losses) of $300 thousand, $100 thousand, and $(100) thousand, respectively. These gains and losses are included in other noninterest income on the income statement. There were no components of derivative instruments excluded from the assessment of hedge effectiveness during 2004, 2003, and 2002.

Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2004 and 2003, accumulated other comprehensive income included a deferred after tax net loss of $7 million and $68 million, respectively, related to derivatives used to hedge funding cash flows. See Note 19 for further detail of the amounts included in accumulated other comprehensive income. The net after tax derivative loss included in accumulated other comprehensive income as of December 31, 2004 is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through November 2014, with $20 million of net loss expected to be reclassified within the next year. During 2004, 2003, and 2002, pretax losses of $128 million, $189 million, and $160 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. Additionally, in 2002, pretax gains of $2 million were reclassified into other noninterest income as part of the gain on the automobile loan securitization. In 2004, a pretax loss of $4 million was reclassified from accumulated other comprehensive income into other noninterest income for cash flow hedges that were discontinued because forecasted debt issuances originally contemplated were not probable of occurring. There were no gains or losses reclassified into earnings during 2003 and 2002 arising from the determination that the original forecasted transaction would not occur.

2004 ANNUAL REPORT

                                       --
                                       78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Summary information regarding the interest rate derivatives portfolio used for interest rate risk management purposes and designated as accounting hedges under SFAS 133 at December 2004 and 2003 follows:

------------------------------------------------------------------------------------------------------------------------------------
                                        DECEMBER 31, 2004                              December 31, 2003                    2002
                           -------------------------------------------   ---------------------------------------------   -----------
                                          DERIVATIVE           NET                       Derivative            Net           Net
                                      ------------------   INEFFECTIVE              --------------------   Ineffective   Ineffective
                           NOTIONAL                        HEDGE GAINS   NOTIONAL                          HEDGE GAINS   HEDGE GAINS
(IN MILLIONS)               AMOUNT    ASSET    LIABILITY   (LOSSES)(A)    AMOUNT     ASSET     LIABILITY   (LOSSES)(A)   (LOSSES)(A)
------------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES
 Loans
   Receive-fixed interest
    rate swaps             $    68    $  2.1    $   .1                   $    60    $    1.4    $   --
   Receive-fixed interest
    rate swaptions sold         25        --        --                        55          --        .2
   Pay-fixed interest
    rate swaps               3,492      13.3     104.2                     3,379         3.5     195.0
   Callable pay-fixed
    interest rate swaps         --        --        --                        43          --       4.0
   Pay-fixed interest
    rate swaptions sold        175        --       3.5                       205          --       7.1
   Interest rate caps
    sold                       640        --        .3                       815          --       1.4
   Interest rate floors
    sold                       260        --       3.2                       360          --       7.7
   Interest rate futures
    purchased                2,070        --        --                     2,173          --        --
   Interest rate futures
    sold                     3,306        --        --                     3,086          --        --
------------------------------------------------------------------------------------------------------------------------------------
Total                       10,036      15.4     111.3       $  30.6      10,176         4.9     215.4        $28.3        $ 10.5
------------------------------------------------------------------------------------------------------------------------------------
 Mortgage loans held for
   sale(b)
   Forward commitments to
    sell mortgage loans
    and mortgage-backed
    securities               6,565       7.5        --                        --          --        --
   Receive-fixed interest
    rate swaps                 410      16.6       1.6                        --          --        --
   Pay-fixed interest
    rate swaps                 550        --      28.2                        --          --        --
   Pay-fixed interest
    rate swaptions
    purchased                  500       2.2        --                        --          --        --
   Pay-fixed interest
    rate swaptions sold        250        --       4.6                        --          --        --
   Interest rate caps
    purchased                5,000      19.5        --                        --          --        --
   Interest rate futures
    purchased                1,335        --        --                        --          --        --
------------------------------------------------------------------------------------------------------------------------------------
Total                       14,610      45.8      34.4         (50.5)         --          --        --           --            --
------------------------------------------------------------------------------------------------------------------------------------
Available for sale
 securities                     --        --        --            --          --          --        --           --           2.6
------------------------------------------------------------------------------------------------------------------------------------
 Mortgage servicing
   rights
   Forward commitments to
    purchase mortgage
    loans and
    mortgage-backed
    securities               8,157        --      18.7                     2,904        31.7        --
   Receive-fixed interest
    rate swaps               7,755     187.0      77.0                    10,206       376.2      48.2
   Receive-fixed interest
    rate swaption
    purchased                1,492      14.5        --                        --          --        --
   Receive-fixed interest
    rate swaptions sold        497        --       2.3                       415          --       8.6
   Pay-fixed interest
    rate swaps                 200        --      23.3                        30          --        .1
   Pay-fixed interest
    rate swaptions
    purchased                6,150      20.0        --                     3,515        62.5        --
   Pay-fixed interest
    rate swaptions sold        635        --       8.5                     1,295          --      76.2
   Principal-only swaps        903        --      15.3                       123         6.9        .5
   Interest rate caps
    purchased               28,900      30.7        --                    30,410        83.5        --
   Interest rate caps
    sold                     2,984        --       1.9                        --          --        --
   Interest rate floors
    purchased                1,492       1.4        --                        --          --        --
------------------------------------------------------------------------------------------------------------------------------------
Total                       59,165     253.6     147.0        (125.7)     48,898       560.8     133.6         41.6         263.5
------------------------------------------------------------------------------------------------------------------------------------
 Funding
   Receive-fixed interest
    rate swaps               6,802     265.6      68.1                     4,550       350.8      35.7
   Callable receive-fixed
    interest rate swaps      2,893      11.9      52.4                       310         9.2       3.2
------------------------------------------------------------------------------------------------------------------------------------
Total                        9,695     277.5     120.5            .2       4,860       360.0      38.9           --           1.4
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN
 FAIR VALUE HEDGES          93,506     592.3     413.2        (145.4)     63,934       925.7     387.9         69.9         278.0
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES
 Funding
   Received-fixed
    interest rate swaps        152       2.6        --                        --          --        --
   Pay-fixed interest
    rate swaps               8,102      38.4      17.2                    10,945         2.1      52.1
   Interest rate caps
    purchased                4,860      17.6        --                     3,500         3.0        --
------------------------------------------------------------------------------------------------------------------------------------
Total                       13,114      58.6      17.2            .3      14,445         5.1      52.1           .1           (.1)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED IN
 CASH FLOW HEDGES           13,114      58.6      17.2            .3      14,445         5.1      52.1           .1           (.1)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES USED
 FOR INTEREST RATE RISK
 MANAGEMENT AND
 DESIGNATED IN SFAS 133
 RELATIONSHIPS             $106,620   $650.9    $430.4       $(145.1)    $78,379    $  930.8    $440.0        $70.0        $277.9
====================================================================================================================================

(a) Represents net ineffective hedge gain (loss) on hedging strategy for the year.

(b) Mortgage loans held for sale were not designated in a SFAS 133 hedge relationship in 2003 or 2002.

                                                              2004 ANNUAL REPORT

                                       --
                                       79

--------------------------------------------------------------------------------

OTHER DERIVATIVE ACTIVITIES: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. Those derivatives include interest rate swaps, futures, options, and forwards used for interest rate and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133, and derivatives executed with commercial banking customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. Price risk associated with mortgage banking loan commitments is managed primarily through the use of other derivative instruments, such as forward sales of mortgage loans and mortgage-backed securities. Because mortgage-banking loan commitments are defined as derivative instruments under SFAS 133, the associated derivative instruments used for risk management activities do not qualify for hedge accounting under SFAS 133. The Corporation generally does not enter into derivative transactions for purely speculative purposes. Gains and losses on mortgage-banking related derivative financial instruments are included in mortgage banking revenue on the income statement, while gains and losses on other derivative financial instruments are included in other noninterest income. A summary of derivative financial instruments not in SFAS 133 hedge relationships by type of activity follows:

---------------------------------------------------------------------------------------------------
                                                      As of December 31     For the Calendar Year
                                                      ------------------   ------------------------
                                                        Net Derivative
                                                      Asset (Liability)       Net Gains (Losses)
                                                      ------------------   ------------------------
(IN MILLIONS)                                          2004       2003      2004     2003     2002
---------------------------------------------------------------------------------------------------
OTHER DERIVATIVE INSTRUMENTS
  Mortgage banking related:
    Mortgage servicing right risk management           $12.7     $ 36.1    $618.9   $133.7   $176.5
    Mortgage loan commitments and mortgage loan risk
     management                                          4.5      (72.1)    136.9    (24.3)   207.9
---------------------------------------------------------------------------------------------------
Total mortgage-banking related                          17.2      (36.0)    755.8    109.4    384.4
---------------------------------------------------------------------------------------------------
  Customer risk management                              13.7       15.0      12.1     11.5      9.8
  Other                                                 37.3        3.7      29.8     60.6      (.3)
---------------------------------------------------------------------------------------------------
Total other                                             51.0       18.7      41.9     72.1      9.5
---------------------------------------------------------------------------------------------------
  TOTAL OTHER DERIVATIVE INSTRUMENTS                   $68.2     $(17.3)   $797.7   $181.5   $393.9
===================================================================================================

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

The following table presents the estimates of fair value of financial instruments at December 31, 2004 and 2003. Excluded are certain items not defined as financial instruments, including nonfinancial assets and intangibles, as well as certain liabilities such as obligations for pension and other postretirement benefits, deferred compensation arrangements, and leases. Accordingly, the aggregate fair value amounts presented do not purport to represent the fair value of the Corporation.

---------------------------------------------------------------------------------------------------------
                                                                     2004                    2003
                                                             --------------------    --------------------
                                                             CARRYING      FAIR      CARRYING      FAIR
(IN MILLIONS)                                                 VALUE       VALUE       VALUE       VALUE
---------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and cash equivalents                                    $  5,540    $  5,540    $  4,985    $  4,985
Loans held for sale or securitization                          12,430      12,445      15,368      15,475
Loans, net of allowance for loan losses                        98,949     103,175      78,256      81,716
Securities                                                      9,281       9,281       6,866       6,866
Derivative assets                                                 886         886       1,349       1,349
Other                                                             668         668         595         595
---------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
Deposits                                                     $(85,955)   $(81,547)   $(63,930)   $(60,287)
Short-term borrowings                                          (7,928)     (7,932)    (13,309)    (13,312)
Long-term debt                                                (28,696)    (28,875)    (23,666)    (23,912)
Derivative liabilities                                           (597)       (597)       (876)       (876)
Other                                                            (353)       (353)       (325)       (325)
---------------------------------------------------------------------------------------------------------
OTHER FINANCIAL INSTRUMENTS
Commitments to extend credit                                     (116)       (116)       (116)       (116)
Standby and commercial letters of credit                          (49)        (49)        (51)        (51)
=========================================================================================================

2004 ANNUAL REPORT

                                       --
                                       80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

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

LOANS AND LOANS HELD FOR SALE OR SECURITIZATION: The fair values of portfolio loans and commercial and commercial real estate loans held for sale or securitization are estimated using an option-adjusted discounted cash flow model that discounts future cash flows using recent market interest rates, market volatility, and credit spread assumptions. The fair values of mortgage loans held for sale is based either upon observable market prices or prices obtained from third parties.

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

LONG-TERM DEBT: The fair values of long-term borrowings are estimated using an option-adjusted discounted cash flow model that incorporates the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

OTHER FINANCIAL INSTRUMENTS: The amounts shown under carrying value represent the Corporation's estimated obligations under these off-balance sheet financial instruments. These estimated obligations consist of deferred fees and expected loss contingencies associated with the financial instruments. The carrying value of these instruments approximates their fair values.

27. LINE OF BUSINESS RESULTS

At December 31, 2004, National City operated five major lines of business:
Consumer and Small Business Financial Services, Wholesale Banking, National City Mortgage, National Consumer Finance, and Asset Management. Effective January 1, 2004, National City Mortgage, formerly a business unit within National Consumer Finance, was designated as a separate line of business. Prior periods have been restated to conform to the current line of business reporting structure. No new business segments were created in connection with the acquisitions of Allegiant, Provident or Wayne. Effective October 2004, National Processing was sold.

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

Wholesale Banking provides credit-related and treasury management services, as well as capital markets and international services, to large- and medium-sized corporations. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, structured finance, syndicated lending, equity and mezzanine capital, treasury management, principal investing, and international payment and clearing services. The majority of revenue is driven by loans to middle-market companies with annual revenue in the $5 million to $500 million range across a diverse group of industries, generally within National City's seven-state footprint. Expenses include personnel and support costs, in addition to credit costs.

                                                              2004 ANNUAL REPORT

                                       --
                                       81

--------------------------------------------------------------------------------

National City Mortgage primarily originates conventional residential mortgage and home equity loans both within National City's banking footprint and nationally. National City Mortgage's activities also include servicing mortgage loans for third-party investors. Mortgage loans originated by National City Mortgage generally represent loans collateralized by one-to-four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During 2004, approximately half of National City Mortgage mortgage loans were originated through wholesale and correspondent channels, with the remaining half being originated through retail mortgage branches operated by National City Mortgage nationally, or through CSB bank branches within National City's banking footprint. Significant revenue streams for National City Mortgage include net interest income on loans held for sale and fee income related to the origination, sale and servicing of loans. Expenses include personnel costs, branch office costs, third-party outsourcing and loan collection expenses.

National Consumer Finance (NCF) is comprised of four business units and originates home equity loans and nonconforming residential mortgage loans nationally through correspondent relationships and a network of brokers. Nonconforming mortgage loans are originated by First Franklin Financial Corporation (First Franklin), a business unit within NCF, principally through wholesale channels, including a national network of brokers and mortgage bankers. During 2004, 33% of First Franklin originated loans were retained in portfolio at NCF's National City Home Loan Services business unit. The remaining loans sold during 2004 were primarily sold servicing released. First Franklin began selling certain loans with servicing retained in November 2004. The percentage of loans sold versus retained in any given period will vary depending on product mix and market conditions. Nonconforming mortgages are generally not readily saleable to primary mortgage market aggregators due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The National Home Equity business unit within NCF originates prime-quality home equity loans outside National City's banking footprint. The National City Warehouse Resources business unit provides emerging mortgage bankers across the country with lines of credit for loan funding purposes. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination and sale of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.

The Asset Management business includes both institutional asset and personal wealth management. The institutional asset management business provides investment management, custody, retirement planning services, and other corporate trust services to institutional clients, and acts as the investment advisor for the Armada(R) mutual funds. The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City's banking footprint and generally complementing its corporate banking relationships. Personal wealth management products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, estate and tax planning, as well as trust management and administration for affluent individuals and families. Personal wealth management also includes services offered through its Sterling business unit which offers financial management services and alternative investments for high net worth clients.

National Processing consists of National Processing, Inc., National City's former 83%-owned payment processing subsidiary. In October 2004, this business was sold. Refer to Note 3 for further discussion. National Processing's business consisted of the authorization, processing, financial settlement, and reporting of debit and credit card transactions, and financial settlement and reporting solutions for large and mid-size corporate customers in the travel and health care industries.

The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results attempt to reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units' assets and liabilities are match-funded and interest rate risk is centrally managed as part of investment funding activities. Asset securitizations related to credit card, automobile, and home equity loans are also considered funding activities and the effects of such securitizations are included within the Parent and Other category. Loans sold through securitizations continue to be reflected as owned by the business unit that manages those assets. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Parent and Other is primarily comprised of the results of investment funding activities, intersegment revenue and expense eliminations, and unallocated corporate income and expense. The intersegment revenue and expense amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been restated to conform with the current period's presentation.

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business is included in the following table.

2004 ANNUAL REPORT

                                       --
                                       82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                              CONSUMER AND                                     NATIONAL                                 PARENT
                             SMALL BUSINESS      WHOLESALE    NATIONAL CITY    CONSUMER       ASSET       NATIONAL       AND
     (IN THOUSANDS)        FINANCIAL SERVICES     BANKING       MORTGAGE        FINANCE     MANAGEMENT   PROCESSING    OTHER(B)
--------------------------------------------------------------------------------------------------------------------------------
2004
Net interest income
 (expense)(a)                 $ 2,070,376       $ 1,250,396    $   548,438    $ 1,165,613   $ 112,387    $   3,500    $(619,479)
Provision (benefit) for
 credit losses                    299,374            51,033         12,036         44,536       4,165           --      (87,872)
--------------------------------------------------------------------------------------------------------------------------------
Net interest income
 (expense) after
 provision                      1,771,002         1,199,363        536,402      1,121,077     108,222        3,500     (531,607)
Noninterest income                970,047           500,043        852,308        480,988     423,221      409,755      826,660
Noninterest expense             1,633,760           637,220        677,531        564,461     316,796      357,018      378,596
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
 taxes                          1,107,289         1,062,186        711,179      1,037,604     214,647       56,237      (83,543)
Income tax expense
 (benefit)(a)                     423,007           395,522        270,198        392,213      81,136       22,244     (258,655)
--------------------------------------------------------------------------------------------------------------------------------
Net income                    $   684,282       $   666,664    $   440,981    $   645,391   $ 133,511    $  33,993    $ 175,112
================================================================================================================================
Intersegment revenue
 (expense)                    $    (3,434)      $    18,513    $    58,263    $   (27,322)  $   5,881    $   4,840    $ (56,741)
Average assets (in
 millions)                         29,245            35,505         15,988         29,008       3,154          569       10,841
================================================================================================================================
2003
Net interest income
 (expense)(a)                 $ 1,977,120       $ 1,049,764    $ 1,096,099    $   771,269   $ 103,550    $   3,251    $(605,407)
Provision (benefit) for
 credit losses                    307,328           340,717          5,765         60,867       7,635           --      (83,894)
--------------------------------------------------------------------------------------------------------------------------------
Net interest income
 (expense) after
 provision                      1,669,792           709,047      1,090,334        710,402      95,915        3,251     (521,513)
Noninterest income                701,241           326,021      1,238,230        305,196     346,191      479,875      199,247
Noninterest expense             1,372,219           506,259        773,295        341,702     291,517      402,044      401,087
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
 taxes                            998,814           528,809      1,555,269        673,896     150,589       81,082     (723,353)
Income tax expense
 (benefit)(a)                     377,553           198,164        618,568        254,733      56,922       32,321     (390,219)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)             $   621,261       $   330,645    $   936,701    $   419,163   $  93,667    $  48,761    $(333,134)
================================================================================================================================
Intersegment revenue
 (expense)                    $    (3,664)      $    19,599    $    48,136    $   (22,284)  $   6,947    $   5,435    $ (54,169)
Average assets (in
 millions)                         26,251            30,765         28,363         19,396       2,914          622       10,162
================================================================================================================================
2002
Net interest income
 (expense)(a)                 $ 1,984,835       $ 1,047,091    $   709,352    $   498,346   $ 101,494    $   5,347    $(310,732)
Provision (benefit) for
 credit losses                    297,271           376,470         19,734         45,836      14,051           --      (71,444)
--------------------------------------------------------------------------------------------------------------------------------
Net interest income
 (expense) after
 provision                      1,687,564           670,621        689,618        452,510      87,443        5,347     (239,288)
Noninterest income                634,479           282,933        490,502        151,115     369,369      454,463      192,113
Noninterest expense             1,342,875           507,839        638,601        263,054     300,610      376,338      300,317
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
 taxes                            979,168           445,715        541,519        340,571     156,202       83,472     (347,492)
Income tax expense(a)             370,126           168,611        200,825        128,735      59,044       32,396     (207,225)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)             $   609,042       $   277,104    $   340,694    $   211,836   $  97,158    $  51,076    $(140,267)
================================================================================================================================
Intersegment revenue
 (expense)                    $    (1,928)      $    15,645    $    25,132    $    (8,416)  $  12,626    $   7,897    $ (50,956)
Average assets (in
 millions)                         24,738            31,258         20,217         13,227       2,966          481       23,845
================================================================================================================================

-------------------------  ------------

                           CONSOLIDATED
     (IN THOUSANDS)           TOTAL
-------------------------  ------------
2004
Net interest income
 (expense)(a)              $  4,531,231
Provision (benefit) for
 credit losses                  323,272
--------------------------------------------------------------------------------------------------------------------------------
Net interest income
 (expense) after
 provision                    4,207,959
Noninterest income            4,463,022
Noninterest expense           4,565,382
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
 taxes                        4,105,599
Income tax expense
 (benefit)(a)                 1,325,665
-------------------------
Net income                 $  2,779,934
=========================
Intersegment revenue
 (expense)                 $         --
Average assets (in
 millions)                      124,310
=========================
2003
Net interest income
 (expense)(a)              $  4,395,646
Provision (benefit) for
 credit losses                  638,418
--------------------------------------------------------------------------------------------------------------------------------
Net interest income
 (expense) after
 provision                    3,757,228
Noninterest income            3,596,001
Noninterest expense           4,088,123
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
 taxes                        3,265,106
Income tax expense
 (benefit)(a)                 1,148,042
-------------------------
Net income (loss)          $  2,117,064
=========================
Intersegment revenue
 (expense)                 $         --
Average assets (in
 millions)                      118,473
=========================
2002
Net interest income
 (expense)(a)              $  4,035,733
Provision (benefit) for
 credit losses                  681,918
--------------------------------------------------------------------------------------------------------------------------------
Net interest income
 (expense) after
 provision                    3,353,815
Noninterest income            2,574,974
Noninterest expense           3,729,634
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
 taxes                        2,199,155
Income tax expense(a)           752,512
-------------------------
Net income (loss)          $  1,446,643
=========================
Intersegment revenue
 (expense)                 $         --
Average assets (in
 millions)                      103,505
=========================

(a) Includes tax-equivalent adjustment for tax-exempt interest income.

(b) Includes gain on sale of National Processing of $486,822 after-tax in 2004.

                                                              2004 ANNUAL REPORT

                                       --
                                       83

--------------------------------------------------------------------------------

28. FINANCIAL HOLDING COMPANY

Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

BALANCE SHEETS

---------------------------------------------------------------------------------------
                                                                     December 31
                                                              -------------------------
                       (IN THOUSANDS)                            2004          2003
---------------------------------------------------------------------------------------
ASSETS
  Cash and demand balances due from banks                     $       918   $     1,521
  Loans to and receivables from subsidiaries                      838,158       819,115
  Securities                                                      409,503       164,179
  Other investments                                                77,027       479,394
  Investments in:
    Subsidiary banks                                           13,557,393     9,642,417
    Nonbank subsidiaries                                          369,184       608,916
  Goodwill                                                        109,096        58,566
  Derivative assets                                               118,857       124,901
  Other assets                                                    704,760       668,633
---------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $16,184,896   $12,567,642
=======================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Long-term debt                                              $ 1,913,946   $ 2,266,658
  Borrowed funds from subsidiaries                                604,629       185,568
  Derivative liabilities                                           16,933         4,695
  Accrued expenses and other liabilities                          845,859       782,050
---------------------------------------------------------------------------------------
    Total liabilities                                           3,381,367     3,238,971
  Stockholders' equity                                         12,803,529     9,328,671
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $16,184,896   $12,567,642
=======================================================================================

Securities and other investments totaling $115 million at December 31, 2004, were restricted for use in certain of the Corporation's nonqualified benefit plans. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the seven wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $565 million at December 31, 2004. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $415 million at December 31, 2004. Additionally, the holding company guarantees National City Bank of Kentucky's financial obligation under this subsidiary's membership with VISA(R) up to $600 million and MasterCard(R) up to $400 million. Refer to Note 22 for further discussion of contingent liabilities and guarantees related to the Corporation's former merchant card processing business.

STATEMENTS OF INCOME

--------------------------------------------------------------------------------------------------
                                                                     For the Calendar Year
                                                              ------------------------------------
(IN THOUSANDS)                                                   2004         2003         2002
--------------------------------------------------------------------------------------------------
INCOME
  Dividends from:
    Subsidiary banks                                          $2,150,000   $1,262,810   $1,120,334
    Nonbank subsidiaries                                           6,061       10,000       16,000
  Interest on loans to subsidiaries                               17,272        1,471       12,369
  Interest and dividends on securities                             8,744        8,208       12,637
  Securities gains, net                                            3,609       40,575       76,817
  Gain on sale of National Processing                            714,195           --           --
  Other income                                                    27,616       33,272          745
--------------------------------------------------------------------------------------------------
TOTAL INCOME                                                   2,927,497    1,356,336    1,238,902
==================================================================================================
EXPENSE
  Interest on debt and other borrowings                           81,974       97,242      113,796
  Other expense                                                  100,070      118,749       54,264
--------------------------------------------------------------------------------------------------
TOTAL EXPENSE                                                    182,044      215,991      168,060
==================================================================================================
Income before taxes and equity in undistributed net income
 of subsidiaries                                               2,745,453    1,140,345    1,070,842
Income tax expense (benefit)                                      92,316      (25,746)     (27,998)
--------------------------------------------------------------------------------------------------
Income before equity in undistributed net income of
 subsidiaries                                                  2,653,137    1,166,091    1,098,840
Equity in undistributed net income of subsidiaries               126,797      950,973      347,803
--------------------------------------------------------------------------------------------------
NET INCOME                                                    $2,779,934   $2,117,064   $1,446,643
==================================================================================================

2004 ANNUAL REPORT

                                       --
                                       84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------
                                                                      For the Calendar Year
                                                               -------------------------------------
                                                                     2004          2003         2002
(In Thousands)
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                  $ 2,779,934   $ 2,117,064   $1,446,643
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Equity in undistributed net income of subsidiaries           (126,797)     (950,973)    (347,803)
    Gain on sale of National Processing                          (714,195)           --           --
    Depreciation and amortization of properties and
     equipment                                                      2,288         1,263          793
    Decrease (increase) in receivables from subsidiaries          369,918      (441,126)         (16)
    Securities gains, net                                          (3,609)      (40,575)     (76,817)
    Other (gains) losses, net                                      (3,273)       20,614       (2,415)
    Amortization of premiums and discounts on securities and
     debt                                                          (6,738)         (795)      (1,236)
    Increase (decrease) in accrued expenses and other
     liabilities                                                  167,448         2,560      (27,729)
    Other, net                                                     (3,454)      (33,573)      13,272
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                       2,461,522       674,459    1,004,692
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from sale of National Processing                     1,180,120            --           --
  Purchases of securities                                        (363,917)     (484,371)    (326,598)
  Proceeds from sales and maturities of securities                159,245       569,726      592,377
  Net decrease (increase) in other investments                    455,935        76,729     (260,892)
  Principal collected on loans to subsidiaries                    690,000     1,177,334      167,048
  Loans to subsidiaries                                        (1,089,000)     (606,000)    (167,935)
  Investments in subsidiaries                                    (969,547)      (50,857)    (606,483)
  Returns of investment from subsidiaries                         259,454       300,000          345
  Net (increase) decrease in properties and equipment             (13,521)       10,840      (17,951)
  Cash paid for acquisitions, net of cash acquired               (190,756)           --           --
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities               118,013       993,401     (620,089)
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net (decrease) increase in borrowed funds                       (46,562)   (1,020,000)     388,000
  Issuance of debt                                                200,000       300,000           --
  Repayment of debt                                              (749,558)         (880)    (110,880)
  Dividends paid                                                 (861,139)     (764,817)    (732,095)
  Redemption of preferred stock                                        --            --          (37)
  Issuances of common stock                                       345,873       170,477      102,936
  Repurchases of common stock                                  (1,468,752)     (352,617)     (32,526)
----------------------------------------------------------------------------------------------------
Net cash used in financing activities                          (2,580,138)   (1,667,837)    (384,602)
----------------------------------------------------------------------------------------------------
(Decrease) increase in cash and demand balances due from
 banks                                                               (603)           23            1
Cash and demand balances due from banks, January 1                  1,521         1,498        1,497
----------------------------------------------------------------------------------------------------
CASH AND DEMAND BALANCES DUE FROM BANKS, DECEMBER 31          $       918   $     1,521   $    1,498
====================================================================================================
SUPPLEMENTAL INFORMATION
  Cash paid for interest                                      $   101,442   $    92,916   $  114,001
  Non-cash items:
    Carrying value of securities donated to National City
     Charitable Foundations                                           422        25,007       36,306
    Common and preferred shares issued for acquisitions         2,643,431            --           --
====================================================================================================

At December 31, 2004 and 2003, retained earnings of the holding company included $7.0 billion and $6.9 billion, respectively, of equity in undistributed net income of subsidiaries.

                                                              2004 ANNUAL REPORT

                                       --
                                       85

FORM 10-K

--------------------------------------------------------------------------------

The Annual Report includes the materials required in Form 10-K filed with the United States Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient, and comprehensive information on 2004 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the United States Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the fiscal year ended December 31, 2004

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

The aggregate market value of the registrant's outstanding voting common stock held by nonaffiliates on June 30, 2004, determined using a per share closing price on that date of $35.01, as quoted on the New York Stock Exchange, was $21,286,882,569.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004:

    Common Stock, $4.00 Per Share - 646,749,650

Documents Incorporated By Reference:

Portions of the registrant's Proxy Statement (to be dated approximately March 9, 2005) are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions; and Item 14. Principal Accounting Fees and Services, of Part III.

2004 ANNUAL REPORT

                                       --
                                       86

FORM 10-K continued
--------------------------------------------------------------------------------

FORM 10-K CROSS REFERENCE INDEX

                                                            Pages
-------------------------------------------------------------------------
PART I
 Item  1 -      Business
   Description of Business                            9, 41, 50-52, 87-88
   Average Balance Sheets/Interest/Rates                            10-12
   Volume and Rate Variance Analysis                                   12
   Securities                                                   20, 59-60
   Loans                                                     17-20, 57-59
   Risk Elements of Loan Portfolio                           22-25, 57-59
   Interest Bearing Liabilities                       10-12, 20-21, 64-66
   Line of Business Results                                  16-17, 80-82
   Financial Ratios                                                    34
 Item  2 -      Properties                                             88
 Item  3 -      Legal Proceedings                                      88
 Item  4 -      Submission of Matters to a Vote of
                 Security Holders - None
=========================================================================
PART II
 Item  5 -      Market for Registrant's Common Equity, Related
                 Stockholder                   21-22, 27-28, 33, 72-73
                 Matters, and Issuer Purchases of
                 Equity Securities                      inside back cover
 Item  6 -      Selected Financial Data                                34
 Item  7 -      Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                           9-31
 Item  7A -     Quantitative and Qualitative
                Disclosures About Market Risk                       25-27
 Item  8 -      Financial Statements and
                 Supplementary Data                          32-33, 35-84
 Item  9 -      Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure - None
 Item  9A -     Controls and Procedures                        35, 36, 90
 Item  9B -     Other Information - None
=========================================================================
PART III
 Item 10 -      Directors and Executive Officers
                 of the Registrant:
                 Directors - Note (1)
                 Executive Officers                                 88-89
                Audit Committee Financial Expert -
                 Note (1)
                Identification of the Audit
                 Committee - Note (1)
                Compliance with Section 16(a) of
                 the Securities Exchange Act -
                 Note (1)
                Code of Ethics - Note (1)
 Item 11 -      Executive Compensation - Note (1)
 Item 12 -      Security Ownership of Certain
                 Beneficial Owners and Management
                 and Related Stockholder Matters -
                 Note (1)
                  Equity Compensation Plan Table                       73
 Item 13 -      Certain Relationships and Related
                 Transactions - Note (1)
 Item 14 -      Principal Accounting Fees and
                 Services - Note (1)
=========================================================================
PART IV
 Item 15 -      Exhibits, Financial Statement
                 Schedules, and Reports on Form
                 8-K                                                   86
                Report on Consolidated
                 Financial Statements of Ernst &
                 Young LLP, Independent Registered
                 Public Accounting Firm                                36
                Consolidated Financial Statements                   37-84
 Signatures                                                            90
 Certifications of Chief Executive Officer                             91
 Certifications of Chief Financial Officer                             92
=========================================================================

Reports on Form 8-K filed or furnished during the fourth quarter of 2004 and through the date of this Form 10-K filing:

October 5, 2004 - National City issued a news release announcing the completion of its acquisition of Wayne Bancorp, Inc.

October 8, 2004 - National City announced that the shareholders of National Processing, Inc. (NPI) approved the sale of NPI to Bank of America pursuant to the Agreement and Plan of Merger.

October 14, 2004 - National City issued a news release announcing its financial results for the quarterly and year-to-date periods ended September 30, 2004, and the availability of the September 30, 2004, Financial Supplement on its Web site.

October 14, 2004 - National City filed a Form 8-K/A to the October 14, 2004, Form 8-K, furnishing an updated news release announcing its financial results for the quarterly and year-to-date periods ended September 30, 2004.

October 18, 2004 - National City announced the completion of the sale of National Processing, Inc. to Bank of America.

December 13, 2004 - National City announced the posting of its November 30, 2004 Mid-Quarter Update to Financial Supplement to its Web site.

December 21, 2004 - National City announced that its Board of Directors authorized the repurchase of an additional 25 million shares of outstanding common stock.

December 22, 2004 - National City announced the January 1, 2005 adoption of the National City Executive Long-Term Disability Plan.

January 12, 2005 - National City filed the following exhibits related to the issuance of $275 million, 4.90% Senior Notes due January 15, 2015, under National City Corporation's Form S-3 shelf registration dated May 5, 2003: Term Agreement, dated January 5, 2005, between National City Corporation and Credit Suisse First Boston LLC, and Form of 4.90% Senior Notes due January 15, 2015.

January 18, 2005 - National City issued a news release announcing its financial results for the fourth quarter and fiscal year ended December 31, 2004, and the availability of the December 31, 2004, Financial Supplement on its Web site.

The index of exhibits and any exhibits filed as part of the 2004 Form 10-K are accessible at no cost on the Corporation's Web site at NationalCity.com or through the United States Securities and Exchange Commission's Web site at www.sec.gov. Copies of exhibits may also be requested at a cost of 30 cents per page from National City's investor relations department.

Financial Statement Schedules - Omitted due to inapplicability or because required information is shown in the consolidated financial statements or the notes thereto.
----------------------------------------------------------

Note (1) - Incorporated by reference from the Corporation's Proxy Statement to be dated approximately March 9, 2005.
----------------------------------------------------------

                                                              2004 ANNUAL REPORT

                                       --
                                       87

--------------------------------------------------------------------------------

BUSINESS

National City Corporation (National City or the Corporation), founded in 1845, is a $139.3 billion financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive distribution network in Ohio, Indiana, Illinois, Kentucky, Michigan, Missouri, and Pennsylvania and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Its primary businesses include commercial and retail banking, consumer finance, asset management, and mortgage financing and servicing. Operations are primarily conducted through more than 1,200 branch banking offices located within National City's seven-state footprint and over 490 retail and wholesale mortgage offices located throughout the United States. National City and its subsidiaries had 35,230 full-time-equivalent employees at December 31, 2004.

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

The BHC Act restricts National City's nonbanking activities to those which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies. National City's banking subsidiaries are subject to limitations with respect to transactions with affiliates.

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange also issued new corporate governance rules, that were approved by the Securities and Exchange Commission, intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

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

The subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency (the
OCC) or the respective state banking departments, and are subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (FDIC), and the respective state banking departments.

2004 ANNUAL REPORT

                                       --
                                       88

FORM 10-K continued
--------------------------------------------------------------------------------

National City's subsidiary banks are also subject to certain laws of each state in which such bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks located in other states. Ohio, Illinois, Indiana, Kentucky, Michigan, Missouri, and Pennsylvania have all adopted nationwide reciprocal interstate banking.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provided that a holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.

The monetary policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have a significant effect on the operating results of banks and holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of National City and its subsidiaries cannot be predicted.

PROPERTIES

National City owns its corporate headquarters building, National City Center, located in Cleveland, Ohio. The Corporation also owns freestanding operation centers in Columbus, Cincinnati, and Cleveland, Ohio, and Kalamazoo and Royal Oak, Michigan. Certain of National City's significant subsidiaries occupy their headquarters offices under long-term leases. The Corporation also leases operations centers in Cleveland and Miamisburg, Ohio, Pittsburgh, Pennsylvania, and Chicago, Illinois. Branch office locations are variously owned or leased.

LEGAL PROCEEDINGS

The information contained in Note 22 to the consolidated financial statements of this Annual Report is incorporated herein by reference.

EXECUTIVE OFFICERS

The Executive Officers of National City (as of February 14, 2005) are as follows:

          Name            Age               Position
-----------------------------------------------------------------
David A. Daberko          59    Chairman and Chief Executive
                                 Officer
Jeffrey D. Kelly          51    Vice Chairman and
                                 Chief Financial Officer
William E. MacDonald III  58    Vice Chairman
Peter E. Raskind          48    Vice Chairman
James R. Bell III         48    Executive Vice President
Paul G. Clark             51    Executive Vice President
John D. Gellhausen        39    Executive Vice President
Paul D. Geraghty          51    Executive Vice President
Thomas W. Golonski        61    Executive Vice President
Jon L. Gorney             54    Executive Vice President
Timothy J. Lathe          49    Executive Vice President
Herbert R. Martens, Jr.   52    Executive Vice President
Ted M. Parker             44    Executive Vice President
Richard B. Payne, Jr.     57    Executive Vice President
J. Armando Ramirez        49    Executive Vice President
Philip L. Rice            46    Executive Vice President
Shelley J. Seifert        50    Executive Vice President
Stephen A. Stitle         59    Executive Vice President
David L. Zoeller          55    Executive Vice President, General
                                 Counsel, and Secretary
James P. Gulick           46    Senior Vice President and General
                                 Auditor
Robert B. Crowl           41    Senior Vice President and
                                 Comptroller
Thomas A. Richlovsky      53    Senior Vice President and
                                 Treasurer
-----------------------------------------------------------------

The term of office for executive officers is one year.

There is no family relationship between any of the executive officers.

                                                              2004 ANNUAL REPORT

                                       --
                                       89

--------------------------------------------------------------------------------

Mr. Daberko has been chairman and chief executive officer since 1995.

Mr. Kelly was appointed vice chairman in December 2004 and chief financial officer in 2000. He was an executive vice president from 1994 to December 2004.

Mr. MacDonald III was appointed vice chairman in 2001. Prior to that time, he was a senior executive vice president from 1999 to 2001 and an executive vice president from 1993 to 1999.

Mr. Raskind was appointed vice chairman in December 2004. He was an executive vice president from 2000 to December 2004. Prior to that time, he was vice chairman of U.S. Bancorp.

Mr. Bell has been an executive vice president since 1996. He has been Chief Risk Officer since April of 2004. From 2000 to 2004, he was head of the Capital Markets Group.

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

Mr. Geraghty was appointed an executive vice president in April 2004. He had been a senior vice president since October 2002. He has been an executive vice president of National City Bank since August 1999.

Mr. Golonski was appointed chairman and chief executive officer of National City Bank of Pennsylvania in 1999. Prior to that time, he was president and chief executive officer of National City Bank of Pennsylvania. He has been an executive vice president since 1996.

Mr. Gorney has been an executive vice president since 1993.

Mr. Lathe has been an executive vice president since 2000. He was appointed chairman and chief executive officer of NatCity Investments, Inc. in August 2004 and chairman and chief executive officer of National City Bank of the Midwest in 2000. Prior to that time, he was executive vice president of National City Bank for the Syndications Division from 1998 to 2000.

Mr. Martens was appointed an executive vice president in 1997. He has been chairman of NatCity Investments, Inc. since 1995.

Mr. Parker was appointed an executive vice president and president and chief executive officer of National City Bank of Kentucky in 2001. Prior to that time, he was senior vice president of National City Bank.

Mr. Payne was appointed an executive vice president in April of 2004 and has been with National City since July of 2001. Prior to that, Mr. Payne was with First Union Corporation (now Wachovia Corporation) from July 1999 to June 2001.

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

Mr. Crowl was appointed a senior vice president in October 2004 and has been comptroller since April 2004. He was the Asset/Liability and Securitization manager from November 1998 to April 2004.

Mr. Richlovsky has been senior vice president and treasurer since 1989.

2004 ANNUAL REPORT

                                       --
                                       90

FORM 10-K continued
--------------------------------------------------------------------------------

CONTROLS AND PROCEDURES

National City's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2004 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management's Assessment of Internal Control Over Financial Reporting on page 35 of this Annual Report, management assessed the Corporation's system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in "Internal
Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, its system of internal control over financial reporting met those criteria and is effective.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2005.

National City Corporation

/s/ David A. Daberko
---------------------------------------

David A. Daberko

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 14, 2005.

/s/ David A. Daberko
---------------------------------------

David A. Daberko

Chairman and Chief Executive Officer

/s/ Jeffrey D. Kelly
---------------------------------------

Jeffrey D. Kelly

Vice Chairman and Chief Financial Officer

/s/ William E. MacDonald III
---------------------------------------

William E. MacDonald III

Vice Chairman

/s/ Peter E. Raskind
---------------------------------------

Peter E. Raskind

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

/s/ David L. Zoeller
---------------------------------------

By David L. Zoeller

Attorney-in-fact

                                                              2004 ANNUAL REPORT

                                       --
                                       91

--------------------------------------------------------------------------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Date: February 14, 2005

By: /s/ David A. Daberko
   ------------------------------
    David A. Daberko
    Chairman and Chief Executive Officer

SARBANES-OXLEY ACT SECTION 906

Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2005

By: /s/ David A Daberko
   ------------------------------
    David A. Daberko
    Chairman and Chief Executive Officer

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

Date: February 14, 2005

By: /s/ David A Daberko
   ------------------------------
    David A. Daberko
    Chairman and Chief Executive Officer

2004 ANNUAL REPORT

                                       --
                                       92

FORM 10-K continued
--------------------------------------------------------------------------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Date: February 14, 2005

By: /s/ Jeffrey D. Kelly
   ------------------------------

    Jeffrey D. Kelly
    Vice Chairman and Chief Financial Officer

SARBANES-OXLEY ACT SECTION 906

Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2005

By: /s/ Jeffrey D. Kelly
   ------------------------------

    Jeffrey D. Kelly
    Vice Chairman and Chief Financial Officer

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

CORPORATE INFORMATION
--------------------------------------------------------------------------------

CORPORATE HEADQUARTERS

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484
216-222-2000
NationalCity.com

TRANSFER AGENT AND REGISTRAR

National City Bank
Corporate Trust Operations
Department 5352
P.O. Box 92301
Cleveland, Ohio 44193-0900
Web site: NationalCityStockTransfer.com
E-mail: Shareholder.Inquiries@NationalCity.com

Stockholders of record may access their accounts via the Internet to review account holdings and transaction history through National City StockAccess at www.ncstockaccess.com. Stockholders can also download frequently used forms from this Web site. For log-in assistance or other inquiries, call 800-622-6757.

INVESTOR INFORMATION

Jennifer Hammarlund
Investor Relations
Department 2101
P.O. Box 5756
Cleveland, Ohio 44101-0756
800-622-4204
E-mail: Investor.Relations@NationalCity.com

WEB SITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION FILINGS

All reports filed electronically by National City Corporation with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation's Web site as NationalCity.com. These filings are also accessible on the SEC's Web site at www.sec.gov.

CORPORATE GOVERNANCE

The National City corporate governance practices are described in the following documents, which are available free of charge on the Corporation's Web site at NationalCity.com or in print form through the investor relations department:
Corporate Governance Guidelines, Code of Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Nominating and Board of Directors Governance Committee Charter, Compensation Committee Charter, and Risk and Public Policy Committee Charter.

COMMON STOCK LISTING

National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NTLCITY.

ANNUAL MEETING

The Annual Meeting of Stockholders will be on Tuesday, April 26, 2005 at
10 a.m. Eastern time

National City Corporation
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

National City Corporation offers stockholders a convenient way to increase their investment through the National City Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the Plan). Under the Plan, investors can elect to acquire National City shares in the open market by reinvesting dividends and through optional cash payments. National City absorbs the fees and brokerage commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, call 800-622-6757. The Plan prospectus is also available on the Corporation's Web site.

DIRECT DEPOSIT OF DIVIDENDS

The direct deposit program, which is offered at no charge, provides for automatic deposit of quarterly dividends directly to a checking or savings account. For information regarding this program, call 800-622-6757.

NAIC

National City is proud sponsor of the National Association of Investors Corporation (NAIC) and participates in its Low-Cost Investment Plan. To receive more information on NAIC, call 248-583-NAIC.

DEBT RATINGS
--------------------------------------------------------------------
                                                  MOODY'S
                                                 INVESTORS  STANDARD
                              FITCH RATINGS       SERVICE   & POOR'S
--------------------------------------------------------------------
National City Corporation          A/B
     Commercial paper              F1+             P-1        A-1
     Senior debt                   AA-             A1          A
     Subordinated debt             A+              A2          A-
--------------------------------------------------------------------
Bank Subsidiaries                  A/B
     Certificates of deposit       AA              Aa3        A+
     Senior bank notes             AA-             Aa3        A+
     Subordinated bank notes       A+               A1         A
--------------------------------------------------------------------


COMMON STOCK INFORMATION
-----------------------------------------------------------------------------------------
                          FIRST         SECOND          THIRD         FOURTH       FULL
                         QUARTER        QUARTER        QUARTER        QUARTER      YEAR
-----------------------------------------------------------------------------------------
2004
     Dividends paid      $  .32         $  .32          $  .35        $  .35      $ 1.34
     High                 37.10          36.10           39.35         39.66       39.66
     Low                  32.14          32.60           34.35         36.07       32.14
     Close                35.58          35.01           38.62         37.55       37.55
-----------------------------------------------------------------------------------------
2003
     Dividends paid      $ .305         $ .305          $  .32        $  .32      $ 1.25
     High                 29.45          34.97           34.56         34.44       34.97
     Low                  26.53          27.72           29.03         29.46       26.53
     Close                27.85          32.71           29.46         33.94       33.94
-----------------------------------------------------------------------------------------

NATIONAL CITY(R)                                            -------------
Corporation                                                   PRSRT STD
                                                             U S POSTAGE
1900 East Ninth Street                                          PAID
Cleveland, OH 44114                                         National City
                                                             Corporation
                                                            -------------




74-0549-00 (Rev. 02/05)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to National City's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000,
          and incorporated herein by reference).
  3.2     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (as Amended through October 28, 2002)
          (filed as Exhibit 3.3 to National City's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
  3.3     Certificate of Designation Rights and Preferences of the
          Series D Non-voting Convertible Preferred Stock Without Par
          Value of National City Corporation.
  4.1     Amended and restated Certificate of Incorporation of
          National City Corporation dated April 13, 1999 (filed as
          Exhibit 3.2 to National City's Quarterly Report on Form 10-Q
          for the quarter and nine months ended September 30, 2000,
          and incorporated herein by reference) related to capital
          stock of National City Corporation.
  4.2     National City Corporation First Restatement of By-laws
          adopted April 27, 1987 (as Amended through October 28, 2002)
          (filed as Exhibit 3.3 to National City's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference) related to stockholder rights.
  4.3     Certificate of Designation Rights and Preferences of the
          Series D Non-voting Convertible Preferred Stock Without Par
          Value of National City Corporation (filed as Exhibit 3.3 to this Annual Report on Form 10-K, and incorporated herein by reference).
  4.4     National City agrees to furnish upon request to the
          Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.
 10.1     National City Corporation 1989 Stock Option Plan (filed as
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2003, and incorporated
          herein by reference).
 10.2     National City Corporation's 1993 Stock Option Plan (filed as
          Exhibit 10.5 to Registration Statement No. 33-49823 and
          incorporated herein by reference).
 10.3     National City Corporation 150th Anniversary Stock Option
          Plan (filed as Exhibit 4 to Registrant's Form S-8
          Registration Statement No. 33-58815 dated April 25, 1995,
          and incorporated herein by reference).
 10.4     National City Corporation Plan for Deferred Payment of
          Directors' Fees, as Amended (filed as Exhibit 10.5 to
          Registration Statement No. 2-914334 and incorporated herein by reference).
 10.5     National City Corporation Supplemental Executive Retirement
          Plan, as Amended and Restated July 1, 2002 (filed as Exhibit
          10.7 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.6     National City Corporation Amended and Second Restated 1991
          Restricted Stock Plan (filed as Exhibit 10.9 to Registration
          Statement No. 33-49823 and incorporated herein by
          reference).
 10.7     Form of grant made under National City Corporation 1991
          Restricted Stock Plan in connection with National City
          Corporation Supplemental Executive Retirement Plan as
          Amended (filed as Exhibit 10.7 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2003,
          and incorporated herein by reference).
 10.8     Central Indiana Bancorp Option Plan effective March 15, 1991
          (filed as Exhibit 10.8 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 2003, and
          incorporated herein by reference).
 10.9     Central Indiana Bancorp 1993 Option Plan effective October
          12, 1993 (filed as Exhibit 10.9 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2003,
          and incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.10    Form of contracts with David A. Daberko, William E.
          MacDonald III, Jon L. Gorney, Jeffrey D. Kelly, David L.
          Zoeller, Thomas A. Richlovsky, James P. Gulick, John D.
          Gellhausen, Herbert R. Martens, Jr., Thomas W. Golonski,
          Stephen A. Stitle, James R. Bell III, Peter E. Raskind,
          Philip L. Rice, Timothy J. Lathe, J. Armando Ramirez, Paul
          G. Clark, Shelley J. Seifert, and Ted M. Parker (filed as
          Exhibit 10.29 to Registrant's Form S-4 Registration
          Statement No. 333-45609 dated February 4, 1998, and
          incorporated herein by reference).
 10.11    Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees
          (filed as Exhibit 10.11 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 2003, and
          incorporated herein by reference).
 10.12    Restated First of America Bank Corporation 1987 Stock Option
          Plan (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 2 [on Form S-8] to Form S-4 Registration
          Statement No. 333-46571 dated March 19, 1998, and
          incorporated herein by reference).
 10.13    Amended and Restated First of America Bank Corporation Stock
          Compensation Plan (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.14    First of America Bank Corporation Directors Stock
          Compensation Plan (filed as Exhibit 4.6 to Registrant's
          Post-Effective Amendment No. 2 [on Form S-8] to Form S-4
          Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
 10.15    National City Corporation 1997 Stock Option Plan as Amended
          and Restated effective October 22, 2001 (filed as Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001, and incorporated herein by reference).
 10.16    National City Corporation 1997 Restricted Stock Plan as
          Amended and Restated effective October 31, 2001 (filed as
          Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.17    The National City Corporation Retention Plan for Executive
          Officers effective April 29, 2003 (filed as Exhibit 10.17 to
          Registrant's Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2003, and incorporated herein by reference).
 10.18    Integra Financial Corporation Employee Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Post-Effective
          Amendment No. 1 [on Form S-8] to Form S-4 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.19    Integra Financial Corporation Management Incentive Plan
          (filed as Exhibit 4.4 to Registrant's Post-Effective
          Amendment No. 1 [on Form S-8] to Form S-4 Registration
          Statement No. 333-01697, dated April 30, 1996, and
          incorporated herein by reference).
 10.20    Integra Financial Corporation Non-Employee Directors Stock
          Option Plan (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 [on Form S-8] to Form S-4
          Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
 10.21    National City Corporation Amended and Restated Long-Term
          Incentive Compensation Plan for Senior Officers as Amended
          and Restated effective January 1, 2001 (filed as Exhibit
          10.32 to Registrant's Quarterly Report on Form 10-Q for the
          quarter and nine months ended September 30, 2000, and
          incorporated herein by reference).
 10.22    The National City Corporation Management Incentive Plan for
          Senior Officers, as Amended and Restated effective February
          23, 2004 (filed as Exhibit D to Registrant's Proxy Statement dated March 11, 2004, and incorporated herein by reference).
 10.23    National City Corporation Supplemental Cash Balance Pension
          Plan as Amended and Restated effective November 1, 2001
          (filed as Exhibit 10.25 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
 10.24    The National City Corporation 2001 Stock Option Plan as
          Amended and Restated effective October 22, 2001 (filed as
          Exhibit 10.27 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2001, and incorporated
          herein by reference).
 10.25    National City Savings and Investment Plan No. 3 (filed as
          Exhibit 4.3 to Registrant's Form S-8 Registration Statement
          No. 333-61712 dated as of May 25, 2001, and incorporated
          herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.26    Amendment No. 1 to the National City Savings and Investment
          Plan No. 3 (filed as Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 to Form S-8 Registration
          Statement No. 333-61712 and incorporated herein by
          reference).
 10.27    National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 8,
          2002, and incorporated herein by reference).
 10.28    The National City Corporation Long-Term Deferred Share
          Compensation Plan effective April 22, 2002 (filed as Exhibit
          10.33 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002, and incorporated herein by
          reference).
 10.29    The National City Corporation Deferred Compensation Plan as
          Amended and Restated effective July 23, 2002 (filed as
          Exhibit 10.34 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.30    Form of Agreement Not To Compete with David A. Daberko and
          William E. MacDonald III (filed as Exhibit 10.35 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
 10.31    Visa(R) U.S.A. Inc. limited guaranty between National City
          Corporation and Visa(R) U.S.A. Inc. dated August 6, 2002
          (filed as Exhibit 10.36 to Registrant's Quarterly Report on
          Form 10-Q for the quarter and nine months ended September
          30, 2002, and incorporated herein by reference).
 10.32    The National City Corporation Executive Savings Plan, as
          Amended and Restated effective January 1, 2003 (filed as
          Exhibit 10.32 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).
 10.33    The National City Corporation Savings and Investment Plan,
          as Amended and Restated effective January 1, 2001 (filed as
          Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2002, and incorporated
          herein by reference).
 10.34    The National City Corporation Savings and Investment Plan
          No. 2, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.34 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.35    Amendment No. 1 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.35 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.36    Amendment No. 1 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002,
          and incorporated herein by reference).
 10.37    Amendment No. 1 to the Split Dollar Insurance Agreement
          effective January 1, 2003 (filed as Exhibit 10.37 to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by
          reference).
 10.38    Credit Agreement dated as of April 12, 2001, by and between
          National City and the banks named therein (filed as Exhibit
          4.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001, and incorporated herein by
          reference) and the Assumption Agreement dated June 11, 2002
          (filed as Exhibit 4.2 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2002, and
          incorporated herein by reference).
 10.39    MasterCard International Incorporated limited guaranty
          between National City Corporation and MasterCard
          International Incorporated dated April 30, 2003 (filed as
          Exhibit 10.39 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2003, and incorporated
          herein by reference).
 10.40    The National City Corporation Long-Term Cash and Equity
          Incentive Plan (filed as Exhibit 99.1 to Registrant's
          Current Report on Form 8-K filed April 6, 2004, and
          incorporated herein by reference).
 10.41    National City Executive Long-Term Disability Plan.
 10.42    Amendment No. 2 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and
          incorporated herein by reference).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.43    Amendment No. 2 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.43 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2004,
          and incorporated herein by reference).
 10.44    Amendment No. 3 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.1 to the Registrant's Post-Effective
          Amendment No. 3 to Form S-8 Registration Statement No.
          333-61712 dated April 19, 2004, and incorporated herein by reference).
 10.45    Amendment No. 3 to the National City Savings and Investment
          Plan No. 2, as Amended and Restated effective January 1,
          2001 (filed as Exhibit 10.2 to the Registrant's
          Post-Effective Amendment No. 3 to Form S-8 Registration
          Statement No. 333-61712 dated April 19, 2004, and
          incorporated herein by reference).
 10.46    Amendment No. 4 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001
          (filed as Exhibit 10.3 to the Registrant's Post-Effective
          Amendment No. 3 to Form S-8 Registration Statement No.
          333-61712 dated April 19, 2004, and incorporated herein by reference).
 10.47    Allegiant Bancorp, Inc. 2002 Stock Incentive Plan (filed as
          Appendix A to Allegiant Bancorp, Inc.'s Proxy Statement for
          its 2002 Annual Meeting, and incorporated herein by
          reference).
 10.48    Allegiant Bancorp, Inc. 2000 Stock Incentive Plan (filed as
          Annex A to Allegiant Bancorp, Inc.'s Proxy Statement for its
          2000 Annual Meeting, and incorporated herein by reference).
 10.49    Provident Financial Group, Inc. 1988 Stock Option Plan
          (filed as Exhibit 10.18 to Provident Financial Group, Inc.'s
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2002, and incorporated herein by reference).
 10.50    Provident Financial Group, Inc. 1996 Non-Executive Officer
          Stock Option Plan (filed as Exhibit 10.19 to Provident
          Financial Group, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.51    Provident Financial Group, Inc. 1997 Stock Option Plan
          (filed as Exhibit 10.20 to Provident Financial Group, Inc.'s
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2002, and incorporated herein by reference).
 10.52    Provident Financial Group, Inc. 2000 Employee Stock Option
          Plan (filed as Exhibit 10.21 to Provident Financial Group,
          Inc.'s Annual Report on Form 10-K for the fiscal year ended
          December 31, 2002, and incorporated herein by reference).
 10.53    Provident Financial Group, Inc. 2002 Outside Directors Stock
          Option Plan (filed as Exhibit 10.23 to Provident Financial
          Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by
          reference).
 10.54    Provident Financial Group, Inc. 1992 Outside Directors Stock
          Option Plan (filed with Provident Financial Group, Inc.'s
          Form S-8 Registration Statement No. 33-51230, and
          incorporated herein by reference).
 10.55    Provident Financial Group, Inc. Retirement Plan (filed with
          Provident Financial Group, Inc.'s Form S-8 Registration
          Statement No. 33-90792, and incorporated herein by
          reference).
 10.56    Provident Financial Group, Inc. Deferred Compensation Plan
          (filed as Exhibit 10.22 to Provident Financial Group, Inc.'s
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2002, and incorporated herein by reference).
 10.57    Provident Financial Group, Inc. Outside Directors Deferred
          Compensation Plan (filed as Exhibit 10.24 to Provident
          Financial Group, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.58    Provident Financial Group, Inc. Supplemental Executive
          Retirement Plan (filed as Exhibit 10.25 to Provident
          Financial Group, Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 2002, and incorporated herein by reference).
 10.59    Fourth Amendment to the Provident Financial Group, Inc.
          Retirement Plan, as Amended and Restated as of January 1,
          2001.
 10.60    National City Corporation 2004 Deferred Compensation Plan.
 10.61    Amendment No. 5 to the National City Savings and Investment
          Plan, as Amended and Restated effective January 1, 2001.

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.62    Amendment No. 4 to the National City Savings and Investment
          Plan No. 2, as Amended, and Restated effective January 1,
          2001.
 10.63    Appendices AO, AP, AQ, and AR to the National City Savings
          and Investment Plan, as Amended and Restated effective
          January 1, 2001.
 12.1     Computation of Ratio of Earnings to Fixed Charges.
 14.1     Code of Ethics (filed as Exhibit 14.1 to Registrant's
          Current Report on Form 8-K filed on July 30, 2003, and
          incorporated herein by reference).
 14.2     Code of Ethics for Senior Financial Officers (filed as
          Exhibit 14.2 to Registrant's Current Report on Form 8-K
          filed on July 30, 2003, and incorporated herein by
          reference).
 21.1     Subsidiaries of Registrant.
 23.1     Consent of Ernst & Young, LLP, Independent Registered Public
          Accounting Firm for National City Corporation.
 24.1     Power of Attorney.
 31.1     Chief Executive Officer Sarbanes-Oxley Act 302 Certification
          dated February 14, 2005 for National City Corporation's
          Annual Report on Form 10-K for the year ended December 31,
          2004.
 31.2     Chief Financial Officer Sarbanes-Oxley Act 302 Certification
          dated February 14, 2005 for National City Corporation's
          Annual Report on Form 10-K for the year ended December 31,
          2004.
 32.1     Chief Executive Officer Sarbanes-Oxley Act 906 Certification
          dated February 14, 2005 for National City Corporation's
          Annual Report on Form 10-K for the year ended December 31,
          2004.
 32.2     Chief Financial Officer Sarbanes-Oxley Act 906 Certification
          dated February 14, 2005 for National City Corporation's
          Annual Report on Form 10-K for the year ended December 31,
          2004.
 99.1     New York Stock Exchange Chief Executive Officer
          Certification dated February 14, 2005 for National City
          Corporation's Annual Report on Form 10-K for the year ended
          December 31, 2004.