Form 10-Q
period 2005-03-31
NATIONAL CITY CORP
filed 2005-05-06
CIK 69970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES ☑   NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑   NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common stock — $4.00 Par Value
Outstanding as of April 30, 2005 — 636,712,477

Quarter Ended March 31, 2005

Financial Report

and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED MARCH 31, 2005

     All reports filed electronically by National City Corporation (National City or the Corporation) with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation’s Web site at www.NationalCity.com. These filings are also accessible on the SEC’s Web site at www.sec.gov.

Page
Part I — Financial Information
Financial Highlights	3
Item 1. Financial Statements:
Consolidated Statements of Income	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Consolidated Statements of Changes in Stockholders’ Equity	7
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Financial Review	50
Consolidated Average Balance Sheets	69
Daily Average Balances/Net Interest Income/Rates	70
Item 3. Quantitative and Qualitative Disclosures About Market Risk	73
Item 4. Controls and Procedures	73

Part II — Other Information
Item 1. Legal Proceedings	73
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders (None)
Item 5. Other Information (None)
Item 6. Exhibits	74

Signatures	80
EX-10.64 Form of Restricted Stock Agreement
EX-10.65 Form of Restricted Stock Agmt used with MIP
EX-10.66 Form of Incentive Stock Agreement
EX-10.67 Form of Non-qualified Stock Option Agreement
EX-12.1 Computation of Ratio of Earnings to Fixed Charges
EX-31.1 302 CEO Certification
EX-31.2 302 CFO Certification
EX-32.1 906 CEO Certification
EX-32.2 906 CFO Certification

PART I – FINANCIAL INFORMATION

FINANCIAL HIGHLIGHTS

(Dollars In Thousands, Except Per Share Amounts)	2005	2004

For the Three Months Ended March 31
Tax-equivalent net interest income	$1,177,842	$1,025,157
Provision for credit losses	70,447	82,507
Noninterest income	789,281	1,117,697
Noninterest expense	1,155,344	986,340
Income tax expense and tax-equivalent adjustment	257,190	363,639

Net income	$484,142	$710,368

Net income per common share
Basic	$.75	$1.17
Diluted	.74	1.16
Dividends paid per common share	.35	.32
Return on average common equity	15.35%	29.58%
Return on average assets	1.42	2.61
Net interest margin	3.85	4.16
Efficiency ratio	59.16	46.03
Average equity to average assets	9.23	8.82
Annualized net charge-offs to average portfolio loans	.35	.42
Average shares
Basic	643,004,817	605,916,791
Diluted	652,487,487	612,596,633

At March 31
Assets	$140,836,129	$111,470,171
Portfolio loans	102,786,242	79,927,248
Loans held for sale or securitization	11,638,968	12,478,020
Securities, at fair value	8,613,876	6,880,816
Deposits	80,689,736	67,213,234
Stockholders’ equity	12,643,489	9,854,111

Book value per common share	$19.82	$16.25
Market value per common share	33.50	35.58
Equity to assets	8.98%	8.84%
Allowance for loan losses as a percentage of period-end portfolio loans	1.15	1.26
Nonperforming assets to period-end portfolio loans and other nonperforming assets	.56	.76

Common shares outstanding	637,771,299	606,559,564
Full-time equivalent employees	35,108	33,036

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31

(Dollars in Thousands, Except Per Share Amounts)	2005	2004

Interest Income
Loans	$1,640,874	$1,249,107
Securities:
Taxable	89,776	69,293
Exempt from Federal income taxes	8,389	8,199
Dividends	7,993	4,206
Federal funds sold and security resale agreements	2,054	729
Other investments	15,735	12,404

Total interest income	1,764,821	1,343,938
Interest Expense
Deposits	312,702	188,545
Federal funds borrowed and security repurchase agreements	37,654	18,004
Borrowed funds	6,498	2,958
Long-term debt	237,088	115,804

Total interest expense	593,942	325,311

Net Interest Income	1,170,879	1,018,627
Provision for Credit Losses	70,447	82,507

Net interest income after provision for credit losses	1,100,432	936,120
Noninterest Income
Mortgage banking revenue	282,969	579,398
Deposit service charges	160,829	147,353
Payment processing revenue	374	121,619
Trust and investment management fees	73,087	75,576
Card-related fees	28,402	37,130
Brokerage revenue	39,418	32,252
Leasing revenue	74,071	5,776
Other	115,878	118,454

Total fees and other income	775,028	1,117,558
Securities gains, net	14,253	139

Total noninterest income	789,281	1,117,697
Noninterest Expense
Salaries, benefits, and other personnel	630,809	548,891
Equipment	75,990	66,323
Net occupancy	100,630	59,959
Third-party services	66,283	68,364
Card processing	4,847	57,543
Marketing and public relations	28,189	22,260
Leasing expense	56,575	3,637
Other	192,021	159,363

Total noninterest expense	1,155,344	986,340

Income before income tax expense	734,369	1,067,477
Income tax expense	250,227	357,109

Net Income	$484,142	$710,368

Net Income Per Common Share
Basic	$.75	$1.17
Diluted	.74	1.16
Average Common Shares Outstanding
Basic	643,004,817	605,916,791
Diluted	652,487,487	612,596,633

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31	December 31	March 31
(In Thousands)	2005	2004	2004

Assets
Cash and demand balances due from banks	$3,651,704	$3,832,040	$3,386,459
Federal funds sold and security resale agreements	191,985	302,534	355,240
Securities available for sale, at fair value	8,613,876	9,280,917	6,880,816
Other investments	1,289,545	934,236	505,183
Loans held for sale or securitization:
Commercial	9,000	24,534	7,300
Commercial real estate	741,175	546,072	—
Mortgage	10,888,793	11,859,715	12,470,720

Total loans held for sale or securitization	11,638,968	12,430,321	12,478,020
Portfolio loans:
Commercial	26,382,505	25,160,464	19,017,015
Commercial construction	2,921,411	2,922,921	2,188,177
Real estate — commercial	11,931,676	12,193,394	9,893,169
Real estate — residential	30,984,625	30,398,068	27,199,655
Home equity lines of credit	19,984,117	18,884,890	12,008,704
Credit card and other unsecured lines of credit	2,293,615	2,413,465	2,234,590
Other consumer	8,288,293	8,164,633	7,385,938

Total portfolio loans	102,786,242	100,137,835	79,927,248
Allowance for loan losses	(1,178,824)	(1,188,462)	(1,010,549)

Net portfolio loans	101,607,418	98,949,373	78,916,699
Properties and equipment	1,275,620	1,268,688	1,101,656
Equipment leased to others	961,814	1,050,787	39,178
Other real estate owned	90,062	89,362	92,331
Mortgage servicing rights	1,787,344	1,504,866	1,199,918
Goodwill	3,298,052	3,302,413	1,103,340
Other intangible assets	198,459	213,461	56,336
Derivative assets	910,956	885,541	1,550,552
Accrued income and other assets	5,320,326	5,235,838	3,804,443

Total Assets	$140,836,129	$139,280,377	$111,470,171

Liabilities
Deposits:
Noninterest bearing	$19,200,996	$18,652,502	$16,988,347
NOW and money market	29,081,000	29,263,454	27,767,329
Savings	2,459,455	2,552,990	2,425,914
Consumer time	17,594,106	16,828,303	12,848,588
Other	5,019,009	4,635,416	972,734
Foreign	7,335,170	14,021,942	6,210,322

Total deposits	80,689,736	85,954,607	67,213,234
Federal funds borrowed and security repurchase agreements	7,610,530	5,892,428	9,220,268
Borrowed funds	1,796,793	2,035,900	1,381,465
Long-term debt	32,912,698	28,091,363	19,372,323
Junior subordinated debentures owed to unconsolidated subsidiary trusts	599,885	604,629	185,568
Derivative liabilities	841,483	596,822	844,178
Accrued expenses and other liabilities	3,741,515	3,301,099	3,399,024

Total Liabilities	128,192,640	126,476,848	101,616,060

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	2,551,086	2,586,999	2,426,239
Capital surplus	3,682,830	3,647,711	1,182,405
Retained earnings	6,362,731	6,468,231	6,176,988
Accumulated other comprehensive income	46,842	100,588	68,479

Total Stockholders’ Equity	12,643,489	12,803,529	9,854,111

Total Liabilities and Stockholders’ Equity	$140,836,129	$139,280,377	$111,470,171

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31

(In Thousands)	2005	2004

Operating Activities
Net income	$484,142	$710,368
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	70,447	82,507
Depreciation and amortization of properties and equipment and equipment leased to others	113,758	51,047
Amortization of intangible assets and servicing assets	138,270	106,036
Accretion of premiums and discounts on securities, loans, deposits, and debt obligations	(20,499)	(610)
Servicing asset impairment (recoveries) charges	(52,042)	118,122
Ineffective hedge and other derivative gains, net	(117,375)	(504,527)
Securities gains, net	(14,253)	(139)
Losses (gains) on loans sold or securitized, net	84,159	(150,242)
Other losses (gains), net	123,099	(5,243)
Originations and purchases of loans held for sale or securitization	(18,413,531)	(18,389,795)
Principal payments on and proceeds from sales of loans held for sale or securitization	19,310,002	19,990,777
Decrease in accrued interest receivable	2,548	40,272
Increase (decrease) in accrued interest payable	22,132	(17,755)
Other operating activities, net	(90,921)	1,456,580

Net cash provided by operating activities	1,639,936	3,487,398

Lending and Investing Activities
Net (increase) decrease in federal funds sold, security resale agreements, and other investments	(265,025)	132,811
Purchases of available-for-sale securities	(603,831)	(582,978)
Proceeds from sales of available-for-sale securities	663,290	18,890
Proceeds from maturities, calls, and prepayments of available-for-sale securities	498,728	667,723
Net increase in loans	(2,450,857)	(924,511)
Proceeds from sales of loans	77,305	55,995
Proceeds from securitizations of loans	20,567	811,185
Net increase in properties and equipment and equipment leased to others	(30,768)	(61,795)
Net cash paid for acquisitions	(319,056)	—

Net cash (used in) provided by lending and investing activities	(2,409,647)	117,320

Deposit and Financing Activities
Net (decrease) increase in deposits	(5,290,424)	3,282,726
Net increase in federal funds borrowed and security repurchase agreements	1,718,102	2,526,352
Net decrease in borrowed funds	(239,107)	(5,233,995)
Repayments of long-term debt	(1,902,015)	(5,050,718)
Proceeds from issuances of long-term debt, net	6,885,642	850,000
Dividends paid	(228,783)	(194,479)
Issuances of common stock	139,948	81,551
Repurchases of common stock	(493,988)	(75,402)

Net cash provided by (used in) deposit and financing activities	589,375	(3,813,965)

Net decrease in cash and demand balances due from banks	(180,336)	(209,247)
Cash and demand balances due from banks, January 1	3,832,040	3,595,706

Cash and Demand Balances Due from Banks, March 31	$3,651,704	$3,386,459

Supplemental Information
Cash paid for:
Interest	$571,810	$343,066
Income taxes	327,738	101,857
Noncash items:
Transfers of loans to other real estate	83,630	67,054

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2004	$—	$2,423,985	$1,116,279	$5,723,720	$64,687	$9,328,671
Comprehensive income:
Net income				710,368		710,368
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					17,310	17,310
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					(13,518)	(13,518)

Total comprehensive income						714,160
Common dividends declared, $.32 per share				(194,479)		(194,479)
Issuance of 2,747,444 common shares under stock-based compensation plans, including related tax effects		10,990	70,561			81,551
Repurchase of 2,184,000 common shares		(8,736)	(4,045)	(62,621)		(75,402)
Other			(390)			(390)

Balance, March 31, 2004	$—	$2,426,239	$1,182,405	$6,176,988	$68,479	$9,854,111

Balance, January 1, 2005	$—	$2,586,999	$3,647,711	$6,468,231	$100,588	$12,803,529
Comprehensive income:
Net income				484,142		484,142
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(84,395)	(84,395)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					30,649	30,649

Total comprehensive income						430,396
Common dividends declared, $.35 per share				(228,390)		(228,390)
Preferred dividends declared, $5.59 per share				(393)		(393)
Issuance of 1,045,174 common shares under stock-based compensation plans		4,576	30,414			34,990
Issuance of 3,801,903 common shares pursuant to exercise of PRIDES forward contracts		15,208	82,137			97,345
Repurchase of 13,924,300 common shares		(55,697)	(77,432)	(360,859)		(493,988)

Balance, March 31, 2005	$—	$2,551,086	$3,682,830	$6,362,731	$46,842	$12,643,489

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

Consolidation: Accounting Research Bulletin 51 (ARB 51), Consolidated Financial Statements, requires a company’s consolidated financial statements include subsidiaries in which the company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest. Investments in companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. Investments in companies in which the Corporation has significant influence over operating and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) and limited partnership investments are generally accounted for by the equity method of accounting. These investments are principally included in other assets and National City’s proportionate share of income or loss is included in other noninterest income.

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities (VIE), provides guidance on when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Corporation’s consolidated financial statements include the assets, liabilities and activities of VIEs for which it is deemed to be the primary beneficiary.

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

Where the Corporation is a transferor of assets to an SPE, the assets sold to the SPE generally are no longer recorded on the balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from National City’s creditors, the Corporation considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Corporation currently services certain credit card receivables, automobile loans, and home equity loans and lines that were sold to various securitization trusts. Further discussion regarding these securitization trusts is included in Note 5.

Use of Estimates: The accounting and reporting policies of National City conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update National City’s 2004 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Statement of Cash Flows: Cash and demand balances due from banks are considered “cash and cash equivalents” for financial reporting purposes.

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

Income on operating leases is recognized on a straight-line basis over the lease term. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Income on leveraged leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Residual values on leased assets are reviewed regularly for other-than-temporary impairment. When there is other-than-temporary impairment in the carrying value of the Corporation’s interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value, with the write-down generally recognized in other noninterest expense in the income statement.

Commercial loans and leases and loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due (unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection), terms are renegotiated below market levels, or when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonperforming status. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is charged against interest income. Interest income during the period the loan is on nonperforming status is recorded on a cash basis after recovery of principal is reasonably assured.

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

Commercial and commercial real estate loans exceeding $3 million are evaluated for impairment in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires an allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. All loans subject to evaluation and considered impaired are included in nonperforming assets.

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

The Corporation, through its subsidiary National City Mortgage, sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Corporation to repurchase individual delinquent loans that meet certain criteria from the securitized pool. At the Corporation’s option, and without GNMA’s prior authorization, the Corporation may repurchase the delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, the Corporation is deemed to have regained effective control over the loan and is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of the Corporation’s intent to repurchase the loan. At March 31, 2005, December 31, 2004, and March 31, 2004, residential real estate portfolio loans included $207 million, $233 million, and $216 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other borrowed funds.

Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. When loans are identified for sale or securitization, the attributed loan loss allowance is reclassified as a reduction to the carrying value of the loans.

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

Other Real Estate Owned: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO also includes bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. OREO obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in value subsequent to transfer are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale.

Securities: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or losses on the statement of income. Interest on trading account securities is recorded in interest income. As of March 31, 2005, December 31, 2004, and March 31, 2004, trading account securities totaled $203 million, $117 million, and $22 million, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at March 31, 2005, December 31, 2004 or March 31, 2004.

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

Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective-interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of and other-than-temporary impairment charges on securities are determined using the specific-identification method, except for the Corporation’s internally-managed equity portfolio comprised primarily of bank and thrift common stock investments (bank stock fund). The Corporation utilizes the average-cost method to determine realized gains and losses and other-than-temporary impairment charges on bank stock fund investments, consistent with the manner in which the investments in this fund are managed. Purchases and sales of securities are recognized on a trade-date basis.

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

The fair values of publicly traded investments are determined using quoted market prices, subject to various discount factors, sales restrictions, and regulation, when appropriate. Investments that are not publicly traded are initially valued at cost and subsequent adjustments to fair value are estimated in good faith by management. Factors used in determining the fair value of direct investments include consideration of the company’s business model, current and projected financial performance, liquidity, management team, and overall economic and market conditions. Factors used in determining the fair value of indirect investments include evaluation of the general partner’s valuation techniques and overall economic and market conditions. The fair value estimates of the investments are based upon currently available information and may not necessarily represent amounts that will ultimately be realized, which depend on future events and circumstances.

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

Depreciable Assets: Properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from one to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years, and leasehold improvements are amortized over the term of the respective lease plus the first optional renewal period, when renewal is reasonably assured. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life of the asset.

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

SFAS 140 requires a “true sale” analysis of the treatment of the transfer under state law as if the Corporation was a debtor under the bankruptcy code. A “true sale” legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special-purpose entities.

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

Legal opinions were also obtained for the automobile loan securitization transactions in 2004 and 2002, which were structured as two-step securitizations. While noting each of these transactions fall within the meaning of a “securitization” under the Securitization Rule, in accordance with accounting guidance, an analysis was also rendered under state law as if the transferring Bank was a debtor under the bankruptcy code. The “true sale” opinion obtained for each of these transactions provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Bank’s receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.

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

In accordance with SFAS 140, securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale and each subsequent sale when the combined net sales proceeds and, if applicable, retained interests differ from the loans’ allocated carrying amount. Net gains or losses resulting from securitizations are recorded in noninterest income.

Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale or trading securities portfolio. Retained interests from the credit card, automobile loan, and home equity securitizations are classified as available-for-sale securities. Retained interests from the SBA securitizations are classified as trading securities and are included in other investments on the consolidated balance sheet. Subsequent adjustments to the fair value of retained interests classified as available-for-sale are recorded through other comprehensive income within stockholders’ equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Fair value adjustments and other-than-temporary adjustments to retained interests classified as trading securities are recorded in other noninterest income on the income statement. The Corporation uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved.

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

For securitizations involving credit card receivables, the Corporation’s continuing involvement in the securitized assets includes maintaining an undivided, pro rata interest in all credit card loan receivables that are in the trust, referred to as seller’s interest. The seller’s interest ranks pari-passu with the investors’ interests in the trust. As the amount of the loans in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller’s interest will vary. However, the Corporation is required to maintain its seller’s interest at a minimum level of 4% of the initial invested amount in each series to ensure receivables are available for allocation to the investors’ interests.

Also with regard to credit card securitizations, the trust is not required to make principal payments to the investors during the revolving period, which generally approximates 48 months. Instead, the trust uses principal payments received on the accounts to purchase new loan receivables. Therefore, the principal dollar amount of the investor’s interest in the loans within the trust remains unchanged. Once the revolving period ends, the trust will distribute principal payments to the investors according to the terms of the transaction. Distribution of principal to the investors in the credit card trust may begin earlier if the average annualized yield on the loans securitized (generally equal to the sum of interest income, interchange and other fees, less principal credit losses during the period) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors plus contractual servicing fees), or certain other events occur.

The retained interests represent National City’s maximum loss exposure with respect to securitization vehicles. The investors in the asset-backed securities issued by the SPEs have no further recourse against the Corporation if cash flows generated by the securitized assets are inadequate to service the obligations of the SPEs.

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

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. SFAS 133 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases.

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

The fair value of MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs, particularly for residential mortgage loans. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City’s actual prepayment experience. Prepayment rates have a lesser impact on the value of servicing assets associated with commercial real estate loans as these loans have lockout and prepayment penalties generally ranging from five to nine years. Servicing fees, net of amortization, impairment, and related derivative gains and losses, are recorded in mortgage banking revenue on the income statement.

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

Stock-Based Compensation: Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123, Accounting for Stock-Based Compensation. Under the guidance of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Corporation applied the recognition provisions of SFAS 123 to all awards granted to employees after January 1, 2003. Compensation expense for option awards granted subsequent to January 1, 2003 was determined based on the estimated fair value of the award at the date of grant and recognized ratably in the income statement over the option’s vesting period. Stock options granted prior to January 1, 2003, were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. All stock options granted prior to January 1, 2003, which were accounted for under APB 25, became fully vested in 2004. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2005 equals the fair value method for all unvested stock awards.

Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant. The adoption of the recognition provisions of SFAS 123 did not have a significant impact on the determination of compensation expense for restricted share awards.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards in 2004. Also included in the pro forma net income and earnings per share for the first three months of 2004 is the after-tax expense, net of minority interest benefit, related to option awards granted by the Corporation’s former 83%-owned payment processing subsidiary, National Processing, Inc., on its common stock. Refer to Note 3 for discussion on the sale of this business in October 2004.

	Three Months Ended
	March 31

(In Thousands, Except Per Share Amounts)	2005	2004

Net income, as reported	$484,142	$710,368
Add: option expense included in reported net income, net of related tax effects
National City common stock	3,905	3,970
National Processing common stock	—	103
Less: total option expense determined under fair value method for all option awards, net of related tax effects
National City common stock	(3,905)	(8,903)
National Processing common stock	—	(1,294)

Pro forma net income	$484,142	$704,244

Pro forma net income per share:
Basic — as reported	$.75	$1.17
Basic — pro forma	.75	1.16
Diluted — as reported	.74	1.16
Diluted — pro forma	.74	1.15

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted on National City common stock:

	Three Months Ended
	March 31

	2005	2004

Risk-free interest rate	3.5%	3.1%
Expected dividend yield	3.7	3.9
Expected volatility	20.9	27.0
Expected option life (in years)	5	5
Weighted-average grant-date fair value of options	$5.41	$6.32

The weighted-average assumptions used to value the National Processing option grants for the three months ended March 31, 2004 are disclosed in National Processing, Inc.’s March 31, 2004 Quarterly Report on Form 10-Q, as filed with the United States Securities and Exchange Commission (SEC) and accessible at www.sec.gov.

Advertising Costs: Advertising costs are generally expensed as incurred.

Income Taxes: The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the Corporation’s income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Stock Repurchases: Acquisitions of the Corporation’s common stock are recorded using the par value method, which requires the cash paid to be allocated to common stock, capital surplus, and retained earnings.

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

Share-Based Payment: In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective on January 1, 2006. On January 1, 2003, the Corporation adopted the provisions of SFAS 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted to employees after January 1, 2003. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Corporation recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.

Meaning of Other Than Temporary Impairment: In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached under FSP 03-1-a, which will provide application guidance for Issue 03-01. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity.

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

Accounting for Certain Loans or Debt Securities Acquired in a Transfer: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The Corporation adopted the provisions of SOP 03-03 effective January 1, 2005. The adoption of this standard did not have a material impact on financial condition, results of operations, or liquidity.

3. ACQUISITIONS & DIVESTITURES

Acquisitions: On January 15, 2005, the Corporation completed its acquisition of Charter One Vendor Finance for a cash payment of $312 million. Charter One Vendor Finance has been renamed National City Vendor Finance (NCVF). NCVF serves major vendors, such as manufacturers, value-added resellers, and select specialized lessors, in middle- and large-ticket equipment and software markets, and finances equipment and real estate for franchises of selected, leading franchisors.

On April 9, 2004, National City Corporation completed its acquisition of Allegiant Bancorp, Inc. (Allegiant), a bank holding company operating 36 retail bank branch offices in the St. Louis, Missouri metropolitan area, for $492 million. On July 1, 2004, the Corporation completed its acquisition of Provident Financial Group, Inc. (Provident), a bank holding company operating 65 branch banking offices in the Cincinnati and Dayton, Ohio metropolitan areas. The total cost of this transaction was $2.2 billion, including the fair value of stock options exchanged and forward purchase contracts assumed of $79 million and $59 million, respectively. On October 5, 2004, the Corporation completed its acquisition of Wayne Bancorp, Inc. (Wayne), an $825 million asset banking company operating 23 branches in several northeastern Ohio counties, for a cash price of $182 million.

The assets and liabilities of these acquired entities were recorded on the balance sheet at their estimated fair values as of their respective acquisition dates, and their results of operations have been included in the consolidated statement of income from those dates. Refer to Note 4 for discussion on severance and other restructuring costs incurred in connection with these acquisitions.

The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocations, and resulting goodwill for the Corporation’s recent acquisitions:

(In Thousands)	Allegiant	Provident	Wayne	NCVF

Purchase price	$491,896	$2,174,532	$182,132	$311,764
Carrying value of net assets acquired	(142,661)	(734,519)	(71,254)	306,260

Excess of purchase price over carrying value of net assets acquired	349,235	1,440,013	110,878	5,504

Purchase accounting adjustments
Securities	2,933	95,283	477	—
Loans	(33,389)	(39,646)	(7,234)	3,166
Premises and equipment	3,730	25,597	2,978	—
Leased equipment	—	26,075	—	—
Other assets	2,019	(4,050)	819	—
Deposits	9,960	110,563	654	—
Borrowings	18,765	217,083	547	—
Severance and exit costs	3,108	284,449	3,736	—
Other liabilities	(141)	155,945	621	—
Deferred taxes	6,839	(224,387)	5,119	—

Subtotal	363,059	2,086,925	118,595	8,670

Core deposit intangibles	(31,777)	(132,956)	(20,589)	—
Other identifiable intangible assets	(2,918)	(71,850)	(1,565)	—

Goodwill	$328,364	$1,882,119	$96,441	$8,670

The following table summarizes the estimated fair value of the net assets acquired related to these acquisitions:

(In Thousands)	Allegiant	Provident	Wayne	COVF

Assets
Cash and cash equivalents	$33,547	$317,247	$27,966	$297
Securities	344,886	4,818,846	277,757	—
Loans, net of allowance for loan losses	1,936,258	9,203,739	460,553	307,206
Premises and other equipment	39,693	1,355,231	12,323	150
Goodwill and other intangibles	363,059	2,086,925	118,595	8,670
Other assets	90,741	700,079	8,163	30

Total Assets	2,808,184	18,482,067	905,357	316,353

Liabilities
Deposits	1,799,534	10,000,273	665,624	—
Borrowings	499,400	5,450,477	43,070	—
Other liabilities	17,354	856,785	14,531	4,589

Total Liabilities	2,316,288	16,307,535	723,225	4,589

Fair value of net assets acquired	$491,896	$2,174,532	$182,132	$311,764

The fair values of acquired assets, liabilities and identified intangibles for Allegiant have been finalized. The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets, for the Corporation’s other acquisitions are preliminary and subject to refinement as exit plans are finalized and additional information becomes available. Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments, determinable within 12 months of acquisition dates, will result in adjustments to goodwill.

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Corporation as if these acquisitions had occurred as of January 1, 2004.

Three Months Ended
(In Thousands)	March 31, 2004

Net interest income	$1,151,447
Provision for credit losses	111,626

Net interest income after provision for credit losses	1,039,821
Noninterest income	1,282,114
Noninterest expense	1,175,304

Income before income tax expense	1,146,631
Income tax expense	383,316

Net Income	$763,315

Net Income Per Common Share
Basic	$1.13
Diluted	$1.11
Average Common Shares Outstanding
Basic	677,199,390
Diluted	689,865,151

The pro forma results include amortization of fair value adjustments on loans, deposits, and debt, amortization of newly created intangibles and post-merger acquisition related charges. The pro forma number of average common shares outstanding includes adjustments for shares issued for the acquisitions and the impact of additional dilutive securities but does not assume any incremental share repurchases. The pro forma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisitions and are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

Divestitures: On March 10, 2005, the Corporation agreed to sell its wholly-owned subsidiary Madison Bank and Trust, a five-branch bank located in Madison, Indiana. Completion of this transaction is subject to regulatory approval and is expected to occur in the third quarter. The Corporation expects to recognize a pretax gain on the sale of this bank of approximately $16 million.

On October 15, 2004, the Corporation completed the sale of its 83% owned payment processing subsidiary, National Processing, Inc. (NPI). In conjunction with the sale, the Corporation, through its subsidiary National City Bank of Kentucky, entered into a Service and Sponsorship Agreement with NPI. This agreement relates to the United Airlines, Inc. card processing agreement, whereby the buyer, through NPI, made a one-time payment of $36 million to the Corporation in exchange for the Corporation’s agreement to release NPI from its obligation to indemnify the Corporation against any losses or claims arising from the United Airlines card processing agreement. As a result, the Corporation has retained the contractual obligation to process card transactions for United Airlines. Refer to Note 19 for the related discussion on chargeback exposure.

On June 30, 2004, the Corporation sold its Corporate Trust Bond Administration business. Assets under administration transferred in this transaction were approximately $10.8 billion. On December 1, 2004, the Corporation completed the sale of Provident PCFS, a subprime lending and servicing business. Provident PCFS was part of the acquisition of Provident. A potential purchase price reduction could occur if Provident PCFS is replaced as servicer under any of the servicing agreements transferred to the buyer prior to December 1, 2009.

4. RESTRUCTURING CHARGES

The Corporation has implemented restructuring plans related to the integration of Allegiant, Provident, and Wayne. These plans were formulated prior to the acquisition of these entities. Costs incurred for employee terminations consist of severance, relocation, retention, and outplacement benefits. Certain costs associated with severance, relocation, and outplacement benefits were recognized in the allocation of the purchase price to acquired assets and liabilities. Retention benefits are expensed over the required service period. Exit and termination costs relating to the exit of Provident PCFS, facility leases, and other contract termination costs, were also recognized in the allocation of the purchase price to acquired assets and liabilities.

A rollforward of the severance and restructuring liability for the three months ended March 31, 2005 and 2004 is presented in the table below. Effective October 15, 2004, the Corporation sold its former subsidiary, National Processing, resulting in the transfer of all severance liabilities to the buyer. The table below also includes severance expenses incurred in the normal course of business. Except for severance charges incurred by the National Processing line of business, all severance and other termination expenses were recorded as unallocated corporate charges within the Parent and Other category.

	Three Months Ended

	March 31, 2005	March 31, 2004

		Parent and	National
(In Thousands)	Total	Other	Processing	Total

Beginning balance	$98,486	$14,154	$1,773	$15,927
Severance and other employee related costs:
Charged to expense	8,215	3,333	54	3,387
Recognized in purchase price allocation	(3,220)	—	—	—
Payments	(20,735)	(5,732)	(372)	(6,104)
Exit costs and other termination costs:
Recognized in purchase price allocation	(1,143)	—	—	—
Payments	(3,504)	—	—	—

Ending balance	$78,099	$11,755	$1,455	$13,210

During the three months ended March 31, 2005 and 2004, the Corporation recorded severance and other employee-related expenses of $8 million and $3 million, respectively. Approximately $3 million of the expense recognized in 2005 was related to retention benefits. No such costs were incurred in 2004. As acquisition-related severance activities are completed, the associated liabilities are adjusted to reflect the actual costs incurred. For adjustments determinable within 12 months of the respective acquisition dates, goodwill is increased or decreased to reflect the change in estimate of severance costs. Substantially all acquisition related severance, exit, and other termination costs are expected to be paid by December 31, 2005.

5. SECURITIZATION ACTIVITY

The Corporation periodically sells pools of credit card receivables and automobile loans through securitization transactions. Small Business Administration (SBA) loans are also purchased and then sold by the Corporation. Home equity securitizations were acquired with the Provident acquisition.

During the first quarter of 2005, the Corporation securitized three pools of SBA loans totaling $22 million, and recognized retained interests in the form of interest-only strips with an initial carrying value of approximately $1 million. Transaction costs were expensed in conjunction with the sale.

A summary of the assumptions used to value the credit card retained interests and automobile retained interests and servicing asset at the time of each securitization follows:

	Weighted-	Variable	Monthly	Expected
	Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	to Investors	Rate	Losses	Rate	Yield

Credit Card:
Series 2000-1	5.5	6.86%	18.08%	4.17%	15.00%	14.43%
Series 2001-1	5.6	6.06	17.79	4.08	15.00	14.77
Series 2002-1	5.7	2.06	17.41	5.34	15.00	11.99

	Weighted-	Monthly	Expected
	Average	Prepayment	Cumulative	Annual	Weighted-
	Life	Speed	Credit	Discount	Average
	(in months)	(% ABS)	Losses	Rate	Coupon

Automobile:
Series 2002-A
Interest only strip	22.9	1.40%	2.25%	12.00%	8.71%
Servicing asset	22.9	1.40	2.25	12.00	8.71
Series 2004-A
Interest only strip	21.8	1.50%	1.75%	12.00%	6.79%
Servicing asset	21.8	1.50	1.75	11.00	6.79

A summary of the assumptions used to value the home equity retained interests at the time of the Provident acquisition were as follows:

	Weighted-	Variable	Monthly	Expected
	Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	to Investors	Rate/CPR(a)	Losses(b)	Rate	Yield(c)

Home Equity:
Series 1998-A	14.1	1.95%	4.42/33.00%	1.25%	6.25%	4.87%
Series 1999-A	17.4	1.88	4.61/33.00	2.00	6.25	5.38
Series 2000-A	16.4	1.74	5.74/33.00	2.40	6.25	5.92

(a)	Monthly principal repayment rate assumption relates to home equity lines of credit and cumulative prepayment rate (CPR) relates to home equity installment loans.

(b)	The home equity securitizations are credit enhanced with cash collateral accounts that are maintained within the securitization vehicle. The cash collateral accounts absorb all credit losses with respect to the securitized loans.

(c)	Yield represents the weighted-average of fixed-rate loan and variable-rate lines of credit.

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans. The home equity loans presented represent the managed portfolio of prime home equity lines of credit and prime home equity installment loans. The SBA loans represent securitized loans originally purchased and then sold by the Corporation.

			Three Months Ended
	As of March 31, 2005		March 31, 2005
	Principal	Loans Past Due 30	Average	Net Credit
(In Millions)	Balance	Days or More	Balances	Losses

Type of loan:
Credit card	$2,362.2	$86.8	$2,433.2	$36.5
Automobile	3,562.9	56.0	3,595.2	11.0
Home Equity	25,862.2	83.1	25,228.7	13.1
SBA	27.8	3.1	19.3	—

Total loans managed or securitized	31,815.1	229.0	31,276.4	60.6
Less:
Loans securitized:
Credit card	1,450.0	47.3	1,450.0	18.0
Automobile	778.2	14.6	835.0	3.4
Home Equity	49.7	1.0	56.5	.7
SBA	27.8	3.1	19.3	—
Loans held for securitization	—	—	—	—

Loans held in portfolio	$29,509.4	$163.0	$28,915.6	$38.5

			Three Months Ended
	As of March 31, 2004		March 31, 2004
		Loans Past Due
	Principal	30 Days or	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses

Type of loan:
Credit card	$2,474.1	$94.0	$2,533.6	$37.8
Automobile	4,099.0	56.8	4,198.9	11.9
SBA	41.8	11.1	31.9	—

Total loans managed or securitized	6,614.9	161.9	6,764.4	49.7
Less:
Loans securitized:
Credit card	1,450.0	46.8	1,450.0	17.2
Automobile	1,265.1	11.3	1,012.0	2.1
SBA	41.8	11.1	31.9	—
Loans held for securitization:
Automobile	—	—	529.8	—

Loans held in portfolio	$3,858.0	$92.7	$3,740.7	$30.4

The Corporation’s on-balance-sheet credit card receivables are expected to increase following the revolving period of the securitization.

Certain cash flows received from the securitization trusts follow:

		Three Months Ended			Three Months Ended
		March 31, 2005			March 31, 2004
	Credit		Home		Credit
(In Millions)	Card	Automobile	Equity	SBA	Card	Automobile	SBA

Proceeds from new securitizations	$—	$—	$—	$20.6	$—	$811.2	$—
Proceeds from collections reinvested in previous securitizations	783.4	—	1.3	—	766.3	—	—
Servicing fees received	7.3	2.1	.1	—	7.3	2.6	—
Other cash flows received on retained interest	22.8	4.5	.3	.1	22.6	2.6	.3
Proceeds from sales of previously charged-off accounts	—	—	—	—	—	—	—
Purchases of delinquent or foreclosed assets	—	—	.5	—	—	—	—
Repayments of servicing advances	—	—	—	—	—	—	—

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2005 fair values to immediate 10% and 20% adverse changes in those assumptions follows. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

During 2004, actual credit losses for the auto securitizations exceeded their initial projections developed at the time of the securitizations. As a result, the cumulative loss curve was increased to 2.25% in 2004, and this change is reflected in the expected static pool loss assumption disclosed in the sensitivity analysis.

			Variable
			Annual
		Weighted-	Coupon	Monthly	Expected
		average	Rate	Principal	Annual	Annual
	Fair	Life	To	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)(b)	Investors(b)	Rate(b)	Losses(b)	Rate(b)	Yield(b)

Credit Card Loans
Interest-only strips(a)	$4.6	3.3	3.03%	17.88%	5.27%	15.00%	11.65%
As of March 31, 2005
Decline in fair value of 10% adverse Change			$.9	$.3	$2.0	$—	$4.5
Decline in fair value of 20% adverse Change			2.0	.6	4.0	—	4.6

(a) Represents interest-only strips recognized in connection with the credit card securitization series 2000-1, 2001-1 and 2002-1.

(b) Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitization series.

		Weighted-	Monthly	Expected
		average	Prepayment	Cumulative	Annual	Weighted-
	Fair	Life	Speed	Credit	Discount	average
(Dollars in Millions)	Value	(in months)(b)	(% ABS)(b)(c)	Losses(b)	Rate(b)	Coupon(b)

Automobile Loans
Interest-only strip(a)	$31.4	14.3	1.50%	2.25%	12.00%	7.30%
As of March 31, 2005
Decline in fair value of 10% adverse Change			$1.3	$2.6	$.5	$5.9
Decline in fair value of 20% adverse Change			2.3	5.1	.9	11.8
Servicing asset(a)	$6.5	9.9	1.50%	2.25%	11.26%	7.30%
As of March 31, 2005(d)
Decline in fair value of 10% adverse Change			$.4	$—	$.1	$—
Decline in fair value of 20% adverse Change			.9	—	.1	—

(a)	Represents interest-only strips and servicing assets associated with the automobile securitization series 2004-A and 2002-A.

(b)	Represents weighted-average assumptions and aggregate declines in fair value for all automobile securitization series.

(c)	Absolute prepayment speed.

(d)	Carrying value of servicing assets at March 31, 2005 was $6 million.

			Variable
			Annual
		Weighted-	Coupon	Monthly
		average	Rate	Principal	Annual
	Fair	Life	To	Repayment	Discount
(Dollars in Millions)	Value	(in months)(b)	Investors(b)	Rate/CPR(b)(c)	Rate(b)	Yield(b)(d)

Home Equity Loans
Interest-only strips(a)	$.9	11.0	3.26%	4.31%/33.00%	6.25%	6.08%
As of March 31, 2005
Decline in fair value of 10% adverse Change			$.1	$.1	$—	$.2
Decline in fair value of 20% adverse Change			.2	.1	.1	.5

(a) Represents interest-only strips recognized in connection with the home equity securitization series 1998-A,1999-A and 2000-A.

(b) Represents weighted-average assumptions and aggregate declines in fair value for all home equity securitization series.

(c) Monthly principal repayment rate assumption relates to home equity lines of credit and cumulative prepayment rate (CPR) relates to home equity installment loans.

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

Lease Financings: Lease financings, included in portfolio loans on the consolidated balance sheet, consist of direct financing and leveraged leases of commercial and other equipment, primarily computers and office equipment, manufacturing and mining equipment, commercial trucks and trailers, and airplanes, along with retail automobile lease financings. Commercial equipment lease financings are included in commercial loans, while automobile lease financings are included in other consumer loans. The Corporation ceased originating retail automobile leases in December 2000, however, additional automobile leases financings were acquired as part of the acquisition of Provident. No new leases have been originated since the acquisition date, and this portfolio will run off over time as the leases expire and the automobiles are sold.

A summary of lease financings by type follows:

	March 31	December 31	March 31
(In Thousands)	2005	2004	2004

Commercial
Direct financings	$2,713,915	$2,508,415	$1,071,930
Leveraged leases	318,673	327,707	275,398

Total commercial lease financings	3,032,588	2,836,122	1,347,328
Consumer
Retail automobile lease financings	498,830	530,382	104,911

Total net investment in lease financings	$3,531,418	$3,366,504	$1,452,239

The components of the net investment in lease financings follow:

	March 31	December 31	March 31
(In Thousands)	2005	2004	2004

Commercial
Lease payments receivable	$2,980,527	$2,753,551	$1,170,837
Estimated residual value of leased assets	518,004	541,809	457,172

Gross investment in commercial lease financings	3,498,531	3,295,360	1,628,009
Unearned income	(465,943)	(459,238)	(280,681)

Total net investment in commercial lease financings	$3,032,588	$2,836,122	$1,347,328

Consumer
Lease payments receivable	$308,201	$339,840	$24,149
Estimated residual value of leased assets	255,034	263,768	86,743

Gross investment in consumer lease financings	563,235	603,608	110,892
Unearned income	(64,405)	(73,226)	(5,981)

Total net investment in consumer lease financings	$498,830	$530,382	$104,911

A rollforward of the residual value component of lease financings follows:

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Commercial
Beginning balance	$541,809	$487,007
Additions	5,816	2,597
Acquisition(a)	1,520	—
Runoff	(31,141)	(32,432)
Write-downs	—	—

Ending balance	$518,004	$457,172

Consumer
Beginning balance	$263,768	$121,630
Additions	—	—
Acquisition	—	—
Runoff	(8,734)	(34,887)
Write-downs	—	—

Ending balance	$255,034	$86,743

(a) Associated with the acquisition of National City Vendor Finance. Refer to Note 3 for further details of this acquisition.

Equipment Leased to Others: Equipment leased to others represents equipment owned by National City that is leased to customers under operating leases. Commercial equipment includes aircraft and other transportation, manufacturing, data processing, medical, and office equipment leased to commercial customers while consumer equipment consists of automobiles leased to retail customers. The majority of the balance of consumer leased equipment at March 31, 2005, was acquired through the acquisition of Provident. As discussed above with regard to lease financings, National City ceased originating retail automobile leases in 2000 and plans to let the acquired automobile portfolio run off over time. The totals below also include the carrying value of any equipment previously leased to customers under either operating or financing leases that are in the process of being either re-leased or sold.

A summary of the net carrying value of equipment leased to others by type follows:

	March 31	December 31	March 31
(In Thousands)	2005	2004	2004

Commercial
Cost	$382,600	$341,164	$97,220
Accumulated depreciation	(66,038)	(52,541)	(60,980)

Net carrying value of commercial leased equipment	316,562	288,623	36,240
Consumer
Cost	745,392	849,578	2,938
Accumulated depreciation	(100,140)	(87,414)	—

Net carrying value of consumer leased equipment	645,252	762,164	2,938

Total net carrying value of equipment leased to others	$961,814	$1,050,787	$39,178

7. LOANS, ALLOWANCE FOR LOAN LOSSES AND ALLOWANCE FOR LOSSES ON LENDING-RELATED COMMITMENTS

Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $350 million, $328 million, and $201 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

To provide for the risk of loss inherent in the process of extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments. During the fourth quarter of 2004, the allowance for losses on lending-related commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported periods were restated to conform to the current period presentation. The reclassifications had no effect on the provision for credit losses, which continues to be comprised of the sum of the provision for loan losses and the provision for credit losses on lending related commitments, nor on net income or stockholders’ equity.

Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Balance at beginning of period	$1,188,462	$1,022,720
Provision for loan losses	77,612	70,005
Allowance related to loans acquired, sold or securitized	710	—
Charge-offs:
Commercial	42,928	30,139
Commercial construction	1,840	1
Real estate – commercial	5,168	1,789
Real estate – residential	42,542	28,141
Home equity lines of credit	7,356	5,899
Credit cards and other unsecured lines of credit	28,402	30,671
Other consumer	25,625	27,145

Total charge-offs	153,861	123,785
Recoveries:
Commercial	31,769	14,334
Commercial construction	4	40
Real estate – commercial	2,853	3,366
Real estate – residential	16,843	9,536
Home equity lines of credit	1,865	2,052
Credit cards and other unsecured lines of credit	2,449	1,813
Other consumer	10,118	10,468

Total recoveries	65,901	41,609
Net charge-offs	87,960	82,176

Balance at end of period	$1,178,824	$1,010,549

The allowance related to loans acquired, sold or securitized during the first quarter of 2005 represents the allowance associated with the acquisition of National City Vendor Finance.

Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Balance at beginning of period	$100,538	$102,609
Net provision for losses on lending-related commitments	(7,165)	12,502

Balance at end of period	$93,373	$115,111

Nonperforming loans totaled $486 million, $469 million, and $505 million as of March 31, 2005, December 31, 2004, and March 31, 2004, respectively. For loans classified as nonperforming at March 31, 2005, the contractual interest due and actual interest recognized on those loans for the first three months of 2005 was $11 million and $1 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $107 million, $91 million, and $211 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. Average impaired loans for the first three months of 2005 and 2004 totaled $99 million and $232 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of March 31, 2005, December 31, 2004, and March 31, 2004 was $13 million, $5 million, and $31 million, respectively. At March 31, 2005, December 31, 2004, and March 31, 2004, impaired loans with an associated allowance totaled $45 million, $25 million, and $96 million, respectively, while impaired loans with no associated allowance totaled $62 million, $66 million, and $115 million, respectively, for these same period ends. During the first quarters of 2005 and 2004, interest recognized on impaired loans while they were considered impaired was not material.

8. SECURITIES

Securities available for sale follow:

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

March 31, 2005
U.S. Treasury and Federal agency debentures	$640,261	$21,617	$4,489	$657,389
Mortgage-backed securities	5,895,991	42,751	66,234	5,872,508
Asset-backed and corporate debt securities	395,944	2,764	623	398,085
States and political subdivisions	667,108	25,065	1,127	691,046
Other	979,494	19,046	3,692	994,848

Total securities	$8,578,798	$111,243	$76,165	$8,613,876

December 31, 2004
U.S. Treasury and Federal agency debentures	$652,521	$32,621	$2,131	$683,011
Mortgage-backed securities	6,309,061	89,150	21,274	6,376,937
Asset-backed and corporate debt securities	510,358	3,437	626	513,169
States and political subdivisions	705,367	32,010	288	737,089
Other	938,698	32,971	958	970,711

Total securities	$9,116,005	$190,189	$25,277	$9,280,917

March 31, 2004
U.S. Treasury and Federal agency debentures	$416,195	$49,607	$—	$465,802
Mortgage-backed securities	4,152,183	121,837	7,265	4,266,755
Asset-backed and corporate debt securities	806,899	6,531	773	812,657
States and political subdivisions	657,944	48,426	7	706,363
Other	617,600	12,103	464	629,239

Total securities	$6,650,821	$238,504	$8,509	$6,880,816

The other category includes Federal Reserve Bank and Federal Home Loan Bank stock, certain retained interests in securitizations, and the Corporation’s internally-managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had an amortized cost and fair value of $220 million and $229 million, respectively, at March 31, 2005, compared to an amortized cost and fair value of $208 million and $236 million, respectively, at December 31, 2004, and an amortized cost and fair value of $38 million and $42 million, respectively, at March 31, 2004.

The following table presents the age of gross unrealized losses and fair value by investment category.

	March 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and Federal agency debentures	$232,559	$4,304	$15,245	$185	$247,804	$4,489
Mortgage-backed securities	3,481,025	48,230	542,482	18,004	4,023,507	66,234
Asset-backed securities	11,685	75	115,304	548	126,989	623
States and political subdivisions	81,853	1,118	186	9	82,039	1,127
Other	145,525	3,690	5	2	145,530	3,692

Total	$3,952,647	$57,417	$673,222	$18,748	$4,625,869	$76,165

Management does not believe any individual unrealized loss as of March 31, 2005, represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 5% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

At March 31, 2005, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $7.0 billion.

At March 31, 2005, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.

For the three months ended March 31, 2005 and 2004, gross securities gains of $15 million and $139 thousand, respectively, were recognized. For the three months ended March 31, 2005, gross securities losses of $620 thousand were recognized. There were no securities losses for the three months ended March 31, 2004.

9. PRINCIPAL INVESTMENTS

The principal investment portfolio is managed within the Wholesale Banking line of business. The direct portfolio primarily consists of investments in the consumer, retail, manufacturing, automotive, commercial services, and building products industries with the largest industry constituting approximately 17% of the total principal investment portfolio. The indirect portfolio consists of investments in private equity funds managed by third parties. Each fund is diversified according to the terms of the fund’s agreement and the general partner’s direction. A rollforward of principal investments follows:

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Direct Investments:
Carrying value at beginning of period	$323,028	$300,077
Investments — new fundings	7,608	11,645
Returns of capital and write-offs	(20,963)	(22,666)
Fair value adjustments	3,466	(602)

Carrying value at end of period	$313,139	$288,454

Indirect Investments:
Carrying value at beginning of period	$342,517	$294,939
Investments — new fundings	16,945	10,038
Returns of capital and write-offs	(8,386)	(8,395)
Fair value adjustments	(476)	(119)

Carrying value at end of period	$350,600	$296,463

Total Principal Investments:
Carrying value at beginning of period	$665,545	$595,016
Investments — new fundings	24,553	21,683
Returns of capital and write-offs	(29,349)	(31,061)
Fair value adjustments	2,990	(721)

Carrying value at end of period	$663,739	$584,917

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Principal investment revenue (a)	$7,409	$10,333

Net principal investment gains (b)	10,323	22,906

(a) Consists primarily of interest, dividends, and fee income

(b) Consists of fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs

Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 19.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill at March 31, 2005, December 31, 2004 and March 31, 2004 was $3.3 billion, and $3.3 billion, and $1.1 billion, respectively. A rollforward of goodwill by line of business as of March 31, 2005 follows:

		Goodwill
	January 1	Acquired	Impairment
(In Thousands)	2005	(Adjustments)	Losses	March 31 2005

Consumer and Small Business Financial Services	$1,027,598	$(2,393)	—	$1,025,205
Wholesale Banking	1,633,441	(615)	—	1,632,826
National City Mortgage	62,432	(8)	—	62,424
National Consumer Finance	348,019	(828)	—	347,191
Asset Management	230,923	(517)	—	230,406
Parent and Other	—	—	—	—

Total	$3,302,413	$(4,361)	—	$3,298,052

Goodwill recognized in connection with the first quarter 2005 acquisition of National City Vendor Finance totaled $9 million and is included in Wholesale Banking in the above table. Refer to Note 3 for further discussion on goodwill and other intangible assets recognized in connection with the Corporation’s recent acquisitions.

The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, operating lease, and other intangibles as shown in the following table. Merchant portfolio intangibles were associated with the former National Processing subsidiary.

	March 31	December 31	March 31
(In Thousands)	2005	2004	2004

Core deposit intangibles
Gross carrying amount	$279,507	$279,413	$93,328
Less: accumulated amortization	120,426	109,167	81,410

Net carrying amount	159,081	170,246	11,918

Credit card intangibles
Gross carrying amount	17,323	17,323	17,323
Less: accumulated amortization	15,502	15,392	14,603

Net carrying amount	1,821	1,931	2,720

Merchant portfolios
Gross carrying amount	—	—	73,499
Less: accumulated amortization	—	—	32,717

Net carrying amount	—	—	40,782

Operating lease
Gross carrying amount	47,205	47,205	—
Less: accumulated amortization	28,323	20,298	—

Net carrying amount	18,882	26,907	—

Other intangibles
Gross carrying amount	29,658	21,644	1,237
Less: accumulated amortization	10,983	7,267	321

Net carrying amount	18,675	14,377	916

Total finite-lived intangibles
Gross carrying amount	373,693	365,585	185,387
Less: accumulated amortization	175,234	152,124	129,051

Net carrying amount	$198,459	$213,461	$56,336

Amortization expense on finite-lived intangible assets totaled $23 million and $6 million for the three months ended March 31, 2005 and 2004, respectively. Amortization expense on finite-lived intangible assets is expected to total $38 million, $30 million, $23 million, $19 million, and $15 million for fiscal years 2006, 2007, 2008, 2009, and 2010, respectively.

11. SERVICING ASSETS

Mortgage Servicing Rights (MSRs): The Corporation recognizes MSRs on conforming and nonconforming residential real estate loans sold servicing retained by the National City Mortgage (NCM) and First Franklin business units, respectively. First Franklin began selling nonconforming residential real estate loans with servicing retained during the fourth quarter of 2004. MSRs retained from First Franklin sales are transferred to the National City Home Loan Services (NCHLS) business unit subsequent to sale. Changes in the carrying value of MSRs and the associated valuation allowance follow:

	Three Months Ended March 31
	2005			2004

	NCM	NCHLS		NCM
(In Thousands)	MSRs	MSRs	Total	MSRs

Mortgage servicing rights
Balance at beginning of period	$1,596,908	$15,188	$1,612,096	$1,300,612
Additions	142,171	10,552	152,723	140,139
Amortization	(110,715)	(614)	(111,329)	(99,897)
SFAS 133 hedge basis adjustments	189,750	—	189,750	(18,134)
Sales	(528)	—	(528)	(2,485)

Carrying value before valuation allowance at end of period	1,817,586	25,126	1,842,712	1,320,235

Valuation allowance
Balance at beginning of period	(107,230)	—	(107,230)	(2,195)
Impairment recoveries (charges)	51,862	—	51,862	(118,122)

Balance at end of period	(55,368)	—	(55,368)	(120,317)

Net carrying value of MSRs at end of period	$1,762,218	$25,126	$1,787,344	$1,199,918

Fair value of MSRs at end of period	$1,805,591	$27,735	$1,833,326	$1,239,647

Unpaid principal balance of loans serviced for others (in millions)	$155,087	$3,722	$158,809	$144,598

MSRs are periodically evaluated for impairment, and a valuation allowance is established through a charge to income when the carrying value of the MSR, including hedge accounting adjustments (if applicable), exceeds the fair value and is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent recoveries. There were no other-than-temporary write-downs recognized during the first three months of 2005 or 2004.

The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City’s actual prepayment experience. At March 31, 2005, the fair value of MSRs exceeded the carrying value reported in the consolidated balance sheet by $46 million. This difference represents increases in the fair value of certain MSRs accounted for under SFAS 140 that were not permitted to be recorded above their cost basis, net of accumulated amortization and SFAS 133 adjustments.

The key economic assumptions used to estimate the value of the MSRs at March 31, 2005 and 2004 are presented in the table that follows. A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of March 31, 2005 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	March 31, 2005		December 31, 2004		March 31, 2004

	NCM	NCHLS	NCM	NCHLS	NCM
(Dollars in Millions)	MSRs	MSRs	MSRs	MSRs	MSRs

Fair value	$1,805.6	$27.7	$1,501.9	$15.3	$1,239.6
Weighted-average life (in years)	4.7	2.6	3.9	2.5	3.2
Weighted-average constant prepayment rate (CPR)	18.47%	33.19%	23.07%	33.59%	28.91%
Weighted-average discount rate	9.70	12.75	9.52	12.75	9.38
Prepayment rate:
Decline in fair value from 10% adverse change	$94.4	$1.5
Decline in fair value from 20% adverse change	179.9	3.7
Discount rate:
Decline in fair value from 10% adverse change	58.2	.5
Decline in fair value from 20% adverse change	112.8	1.1

The key economic assumptions used in determining the fair value of MSRs capitalized during the three-month periods ended March 31, were as follows:

	2005		2004

	NCM	NCHLS	NCM
	MSRs	MSRs	MSRs

Weighted-average life (in years)	4.1	2.5	3.6
Weighted-average CPR	22.73%	33.86%	27.03%
Weighted-average discount rate	9.94	12.75	9.48

Risk associated with declines in the estimated fair value due to increases in mortgage loan prepayments is managed using derivative instruments that are expected to increase in value when interest rates decline. The Corporation typically strives to include the derivative instruments it uses to protect the value of the NCM MSRs in SFAS 133 hedge relationships in order to record gains and losses on both the assets and the associated derivative instruments simultaneously in the income statement. MSRs not included in the SFAS 133 relationships may not be written up above their initial carrying value, adjusted for amortization, limiting the amount of gains that might otherwise be recognized to offset losses on the derivative instruments, which are always carried at fair value. Notes 1 and 22 provide further discussion on how derivative instruments are accounted for, the nature of the derivative instruments used by the Corporation, the risks associated with the use of derivative instruments, and ineffective hedge and other gains and losses generated by derivative instruments during the current and prior year.

Other Servicing Rights: The Corporation also recognizes servicing assets on commercial real estate loans sold servicing retained through its Red Mortgage Capital and Capstone Realty business units. These businesses and their commercial real estate servicing rights were acquired as part of the Provident acquisition. Commercial real estate servicing assets are recorded in other assets on the consolidated balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow:

Three Months Ended
(In Thousands)	March 31, 2005

Commercial real estate servicing assets
Balance at beginning of period	$125,778
Additions	10,634
Amortization	(3,830)
Sales	(193)

Carrying value before valuation allowance at end of period	132,389

Valuation allowance
Balance at beginning of period	(1,032)
Impairment recoveries	180

Balance at end of period	(852)

Net carrying value of servicing assets at end of period	$131,537

Unpaid principal balance of loans serviced for others (in millions)	$12,231

12. BORROWED FUNDS

Detail of borrowed funds follows:

	March 31	December 31	March 31
(In Thousands)	2005	2004	2004

U.S. Treasury notes	$734,230	$1,024,477	$569,492
Commercial paper	657,257	415,490	497,184
Senior bank notes	60,000	195,000	—
Other	345,306	400,933	314,789

Total borrowed funds	$1,796,793	$2,035,900	$1,381,465

Weighted-average rate	2.59%	1.93%	.88%

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At March 31, 2005, $234 million of notes were callable on demand by the U.S. Treasury and $500 million of the notes were term notes with a stated maturity of less than one month. At December 31, 2004 and March 31, 2004, all U.S. Treasury notes were callable on demand by the U.S. Treasury.

Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation, and is due in three months or less.

The senior bank notes are issued by National City’s bank subsidiaries and have maturities of seven months or less.

The other category at March 31, 2005, December 31, 2004, and March 31, 2004 included liabilities totaling $207 million, $233 million, and $216 million, respectively, related to mortgage loans available for repurchase under GNMA optional repurchase programs. See further discussion in Note 1.

13. LONG-TERM DEBT

The composition of long-term debt follows. This note excludes the discussion and amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 14 for further discussion on these obligations.

	March 31	December 31	March 31
(In Thousands)	2005	2004	2004
3.20% senior notes due 2008 $ 287,321 $ 292,800 $301,152
3.20% senior notes due 2008	$287,322	$292,800	$301,152
3.125% senior notes due 2009	187,951	192,335	197,537
4.90% senior notes due 2015	265,767	—	—
8.375% senior notes due 2032	73,529	74,312	—
7.75% subordinated notes due 2004	—	—	199,914
7.20% subordinated notes due 2005	250,496	251,559	255,992
5.75% subordinated notes due 2009	310,046	318,533	332,264
6.875% subordinated notes due 2019	770,227	783,528	809,119
Other	880	880	1,760

Total holding company	2,146,218	1,913,947	2,097,738
Senior Bank Notes	23,420,085	18,549,507	11,488,669
7.25% subordinated notes due 2010	248,421	256,219	268,444
6.30% subordinated notes due 2011	213,755	220,220	229,611
7.25% subordinated notes due 2011	198,707	198,658	198,510
6.25% subordinated notes due 2011	317,715	327,249	340,944
6.20% subordinated notes due 2011	515,804	530,820	551,011
4.63% subordinated notes due 2013	299,339	299,318	299,257
4.25% subordinated notes due 2018	221,158	224,424	229,736
Federal Home Loan Bank advances	4,851,321	4,904,387	3,668,403
Secured Debt Financings	480,175	666,614	—

Total bank subsidiaries	30,766,480	26,177,416	17,274,585

Total long-term debt	$32,912,698	$28,091,363	$19,372,323

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

A summary of par values and weighted-average rates of long-term debt as of March 31, 2005 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Thousands)	Par Value	Contractual Rate	Effective Rate

Senior bank notes	$23,475,136	2.97%	2.78%
Subordinated notes	3,225,000	6.23	3.77
Senior notes	850,000	4.19	3.74
FHLB advances	4,799,623	3.18	3.06
Secured debt financings	471,597	4.53	3.65
Other	880	12.95	12.95

Total long-term debt	$32,822,236	3.37%	2.95%

Senior bank notes are issued by National City’s bank subsidiaries. For the first three months of 2005, senior bank notes with a par value of $6.6 billion were issued by the bank subsidiaries. At March 31, 2005, senior bank notes totaling $3.4 billion were contractually based on a fixed rate of interest and $20.1 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2005 to 2078.

All subordinated notes of the bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The 8.375% senior note of the holding company was acquired as part of the Provident acquisition, is fixed-rate, pays interest quarterly, and is callable on July 15, 2007. All remaining senior notes and subordinated notes of the holding company were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. During the first three months of 2005, the holding company issued senior notes with a par value of $275 million.

At March 31, 2005, FHLB advances consisted of $860 million of fixed-rate obligations and $3.9 billion of variable-rate obligations. The Corporation’s maximum borrowing limit with the FHLB totaled $6.6 billion at March 31, 2005. The Corporation pledged $26.6 billion in residential real estate loans, $65 million in commercial real estate loans, $7.5 billion in home equity lines of credit, and $27 million in mortgage-backed securities as collateral against FHLB borrowings at March 31, 2005. FHLB advances have maturities ranging from 2005 to 2030.

Secured debt financings were obtained from acquisitions, primarily Provident. At March 31, 2005, secured debt financings relate to fixed obligations of $205 million and $2 million collateralized by auto and equipment leases, respectively, and variable-rate obligations of $265 million collateralized by auto leases. The auto lease secured debt financings pay interest monthly, may be redeemed prior to maturity, and were collateralized by $764 million in auto leases and $175 million in cash at March 31, 2005. The equipment lease secured debt financings outstanding at March 31, 2005 pay interest quarterly, may not be redeemed prior to maturity, and were collateralized by $2 million in equipment leases. Secured debt financings have contractual maturities ranging from 2005 to 2008. During the first quarter of 2005, the Corporation called obligations secured by auto leases totaling $100 million. In April 2005, the Corporation called the variable-rate obligations secured by auto leases totaling $264 million.

At March 31, 2005, the Corporation had in place a credit agreement dated April 12, 2001, as amended, with a group of unaffiliated banks that allowed the Corporation to borrow up to $375 million. There were no borrowings outstanding under this agreement, and it expired in April 2005.

14. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS AND CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION

As of March 31, 2005, National City sponsored seven trusts, First of America Capital Trust I, Fort Wayne Capital Trust I, Allegiant Capital Trust II, Provident Capital Trust I, Provident Capital Trust III, Provident Capital Trust IV, and Banc Services Corp. Statutory Trust I, of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.

Distributions on the capital securities issued by First of America Capital Trust I, Fort Wayne Capital Trust I, and Provident Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Allegiant Capital Trust II, Provident Capital Trust III, and Provident Capital Trust IV are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Banc Services Corp. Statutory Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 3.45 basis points, with a maximum interest rate of 11.95%. The interest rate associated with the Banc Services Corp. Statutory Trust capital securities was 6.54% at March 31, 2005.

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

The capital securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. On March 1, 2005, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the final rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. These new rules will have no impact on the Corporation’s Tier 1 capital.

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follows. These amounts represent the par value of the obligations owed to the subsidiary trusts, including the Corporation’s ownership interest in the trusts, plus basis adjustments related to hedging the obligations with derivative instruments and fair value adjustments recognized in connection with obligations acquired through acquisition.

	March 31	December 31	March 31
(In Thousands)	2005	2004	2004

8.12% junior subordinated debentures owed to First of America Capital Trust I due January 31, 2027	$154,640	$154,640	$154,640
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I due April 15, 2027	30,928	30,928	30,928
9.00% junior subordinated debentures owed to Allegiant Capital Trust II due September 30, 2031	44,150	44,626	—
8.60% junior subordinated debentures owed to Provident Capital Trust I due December 1, 2026	114,306	115,988	—
10.25% junior subordinated debentures owed to Provident Capital Trust III due December 31, 2030	118,974	120,477	—
9.45% junior subordinated debentures owed to Provident Capital Trust IV due March 30, 2031	129,218	130,251	—
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I due June 26, 2032	7,669	7,719	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$599,885	$604,629	$185,568

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

Regulatory and other capital measures follow:

	March 31		December 31		March 31
	2005		2004		2004

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	$12,643,489	8.98%	$12,803,529	9.19%	$9,854,111	8.84%
Total common equity/assets	12,643,489	8.98	12,803,529	9.19	9,854,111	8.84
Tangible common equity/tangible assets	9,146,978	6.66	9,287,655	6.84	8,694,435	7.88
Tier 1 capital	9,731,155	7.91	9,815,314	8.25	8,863,695	9.36
Total risk-based capital	13,853,377	11.25	14,023,018	11.79	12,946,221	13.67
Leverage	9,731,155	7.22	9,815,314	7.31	8,863,695	8.19

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

The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation excludes certain intangible and servicing assets.

National City Corporation’s Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City’s subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was March 15, 2005, each of the Corporation’s subsidiary banks were considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank’s capital category. As of December 31, 2004 and March 31, 2004, each of the subsidiary banks was also categorized as well-capitalized.

As discussed in Note 14, the capital securities held by the First of America, Fort Wayne, Allegiant, Provident, and Banc Services Corp. subsidiary trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. On March 1, 2005, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under these rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. These new rules will have no impact on the Corporation’s Tier 1 capital.

The Corporation’s subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $67 million at March 31, 2005.

Under current Federal Reserve regulations, the banking subsidiaries are limited in the amount they may loan to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus and undivided profits, plus the allowance for loan losses. Loans from subsidiary banks to nonbank affiliates, including the parent company, are also required to be collateralized.

Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. At March 31, 2005, the subsidiary banks may pay dividends of $1.3 billion, plus an additional amount equal to their net profits for the remainder of 2005, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

16. STOCKHOLDERS’ EQUITY

A summary of outstanding shares of preferred and common stock follows:

	March 31	December 31	March 31
	2005	2004	2004

Preferred Stock, no par value, $100 liquidation value per share, authorized 5,000,000 shares	70,272	70,272	—
Common Stock, $4 par value, authorized 1,400,000,000 shares	637,771,299	646,749,650	606,559,564

Stock Repurchases: In December 2004, the Corporation’s Board of Directors authorized the repurchase of 25 million shares of National City common stock, subject to an aggregate purchase limit of $1.1 billion. This authorization was incremental to the 50 million share repurchase authorization of February 2004. Repurchases under the February 2004 authorization were completed during the period ending March 31, 2005. Shares repurchased under these programs are held for reissue in connection with stock compensation plans and for general corporate purposes. During the first three months of 2005 and 2004, the Corporation repurchased 13.9 million and 2.2 million shares of its common stock, respectively. As of March 31, 2005, 23.2 million shares remain authorized for repurchase.

Preferred Stock: In connection with the acquisition of Provident on July 1, 2004, 70,272 shares of National City Series D convertible non-voting preferred stock were issued. Each share of Series D preferred stock is convertible at any time by the holder into 15.96 shares of National City common stock. The conversion rate is subject to adjustment in the event the Corporation takes certain actions such as paying a dividend in stock, splitting its common stock, or combining its common stock into a smaller number of shares. Common shares deliverable upon conversion of the preferred stock have been reserved for future issuance. The Corporation has no right to redeem the preferred stock. Dividends are paid on the preferred stock when dividends are paid on common stock at the dividend rate per common share multiplied by the preferred stock conversion ratio. The Series D preferred stock shall be preferred over the Corporation’s common stock in the event of liquidation or dissolution of the Corporation. In such event, the preferred holders will be entitled to receive $100 per share, or $7 million, plus accrued and unpaid dividends.

Preferred Securities of Subsidiaries: As part of the acquisition of Provident, PFGI Capital Corporation (PFGI Capital) became a consolidated subsidiary of the Corporation. PFGI Capital issued 6.6 million equity units (PRIDES) to outside investors for $165 million. Each PRIDES is comprised of two components – a 3-year forward purchase contract and PFGI Capital Series A Preferred Stock. This ownership by outside investors is accounted for as a minority interest in the consolidated financial statements. The purpose of PFGI Capital is to hold and manage commercial mortgage loan assets and other authorized investments acquired from the Corporation to generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes.

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

PRIDES contain a forward purchase contract. Each forward purchase contract obligates the holder to buy, on or before August 17, 2005, for $25.00, a number of newly issued shares of National City Common Stock equal to the settlement rate, determined as follows:

•	if the applicable market value of National City Common Stock is equal to or greater than $25.6033, the settlement rate will be 0.9764;

•	if the applicable market value of National City Common Stock is between $25.6033 and $21.5154, the settlement rate will be equal to the $25.00 stated amount divided by the applicable market value; and

•	if the applicable market value is less than or equal to $21.5154, the settlement rate will be 1.1620.

Applicable market value is defined as the average of the closing price per share of National City Common Stock on each of the 20 consecutive trading days ending on the fifth trading day immediately preceding August 17, 2005.

During the first quarter of 2005, holders of 3.9 million PRIDES exercised their forward purchase contracts. The Corporation issued 3.8 million shares of National City common stock for proceeds of $97 million. In May 2005, PFGI Capital repurchased 330 thousand shares of its preferred stock for $9 million.

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Accumulated unrealized gains on securities available for sale at January 1, net of tax	$107,193	$132,318
Net unrealized (losses) gains for the period, net of tax (benefit) expense of $(40,455) in 2005 and $9,369 in 2004	(75,131)	17,400
Reclassification adjustment for gains included in net income, net of tax expense of $4,989 in 2005 and $49 in 2004	(9,264)	(90)

Effect on other comprehensive income for the period	(84,395)	17,310

Accumulated unrealized gains on securities available for sale at March 31, net of tax	$22,798	$149,628

Accumulated unrealized losses on derivatives used in cash flow hedging relationships at January 1, net of tax	$(6,605)	$(67,631)
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $12,319 in 2005 and $(18,956) in 2004	22,878	(35,204)
Reclassification adjustment for losses included in net income, net of tax benefit of $4,185 in 2005 and $11,677 in 2004	7,771	21,686

Effect on other comprehensive income for the period	30,649	(13,518)

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at March 31, net of tax	$24,044	$(81,149)

Accumulated other comprehensive income at January 1, net of tax	$100,588	$64,687
Other comprehensive (loss) income, net of tax	(53,746)	3,792

Accumulated other comprehensive income at March 31, net of tax	$46,842	$68,479

17. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share calculations follow:

	Three Months Ended
	March 31
(Dollars in Thousands, Except Per Share Amounts)	2005	2004

Basic
Net income	$484,142	$710,368
Less preferred dividends	393	—

Net income applicable to common stock	$483,749	$710,368

Average common shares outstanding	643,004,817	605,916,791

Net income per common share — basic	$.75	$1.17

Diluted
Net income	$484,142	$710,368

Average common shares outstanding	643,004,817	605,916,791
Stock awards	7,233,949	6,679,842
Convertible preferred stock	1,121,541	—
Forward contracts	1,127,180	—

Average common shares outstanding — diluted	652,487,487	612,596,633

Net income per common share — diluted	$.74	$1.16

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock, commitments to issue additional shares pursuant to forward contracts, and certain unvested restricted stock and unexercised stock option awards. During 2004, the Corporation issued convertible preferred stock and assumed an obligation to issue additional shares under forward contracts in connection with the acquisition of Provident (see discussion of forward contracts in Note 16). For the three-

month periods ended March 31, 2005 and 2004, options to purchase 5,089,814 and 5,017,568 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.

18. INCOME TAX EXPENSE

The composition of income tax expense follows:

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Applicable to income exclusive of securities transactions	$245,239	$357,061
Applicable to securities transactions	4,988	48

Income tax expense	$250,227	$357,109

The effective tax rate for the three-month periods ended March 31, 2005 and 2004 was 34.1% and 33.5%, respectively. The lower tax rate for the first three months of 2004 reflects a reduction in certain deferred tax liabilities in 2004 due to the favorable conclusion of several tax examinations.

19. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS

Commitments: A summary of the contractual amount of significant commitments follows:

	March 31	December 31	March 31
(In Thousands)	2005	2004	2004

Commitments to extend credit:
Commercial	$19,361,150	$19,891,479	$14,660,384
Residential real estate	15,673,460	14,126,791	18,690,423
Revolving home equity and credit card lines	31,336,531	32,095,788	24,396,670
Other	425,961	416,751	391,733
Standby letters of credit	4,537,084	4,227,310	3,753,102
Commercial letters of credit	289,770	260,081	267,617
Net commitments to sell mortgage loans and mortgage-backed securities	5,457,780	6,314,013	13,289,382
Net commitments to sell commercial real estate loans	905,838	728,922	—
Commitments to fund principal investments	243,143	263,878	241,025
Commitments to fund civic and community investments	321,314	313,257	201,898

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

The credit risk associated with loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer.

The Corporation enters into forward contracts for the future delivery or purchase of fixed-rate residential mortgage loans, mortgage-backed securities, and commercial real estate loans to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing rights. These contracts are also considered derivative instruments under SFAS 133 and the fair value of these contracts are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 22.

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

Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $18.0 billion and $20.1 billion for the first quarters of 2005 and 2004, respectively. Total loans repurchased or indemnified during the first quarters of 2005 and 2004 were $111 million and $46 million, respectively. Loans indemnified that remain outstanding as of March 31, 2005 totaled $237 million. In addition, total loans sold of $224 million remained uninsured as of March 31, 2005. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans at March 31, 2005 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $16 million and $27 million for the first three months of 2005 and 2004, respectively. At March 31, 2005, December 31, 2004, and March 31, 2004, the liability for estimated losses on repurchase and indemnification was $212 million, $209 million, and $185 million, respectively, and was included in other liabilities on the balance sheet.

In connection with the acquisition of Provident, the Corporation assumed a guarantee made to Fannie Mae on behalf of its acquired subsidiary Red Mortgage Capital, an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. As of March 31, 2005, Red Mortgage Capital serviced loans with outstanding principal balances aggregating $4.4 billion under the DUS program. The guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $10 million at both March 31, 2005 and December 31, 2004.

The guarantee liability for standby letters of credit was $59 million, $59 million, and $54 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.

The Corporation, through various subsidiaries, has historically provided merchant card processing or sponsorship services. Under the rules of VISA® and MasterCard®, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Corporation is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Corporation for the chargeback due to liquidation or other reasons, the Corporation will bear the loss for the amount of the refund paid to the cardholder.

Effective October 15, 2004, National Processing, Inc. was sold as described in Note 3. As a result of this sale, the Corporation has exited the merchant card processing business and has no continuing or future exposure to potential chargeback liabilities, except for the exposure to United Airlines as described in the following paragraph.

Under the terms of the National Processing sale agreement, the Corporation retained the contractual obligation to process card transactions for United Airlines, Inc., which is currently operating under Chapter 11 protection. The Corporation was paid $36 million to retain this obligation. Pursuant to FASB Interpretation 45, regarding accounting for guarantees, this amount is deemed to be the fair value of this obligation and is included in accrued expenses and other liabilities. In the event of liquidation of United Airlines, the Corporation could become financially responsible for refunding tickets purchased through VISA® and MasterCard® under the chargeback rules of those associations. At March 31, 2005, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract, was approximately $851 million. Based upon available information, this amount represents management’s best estimate of its maximum potential chargeback exposure related to United Airlines, Inc. As of March 31, 2005, the Corporation held no significant collateral under this contract. In April 2005, the bankruptcy court entered an order approving and authorizing United Airlines, Inc. to enter into a Stipulation and Agreed Order which, among other things, establishes a contract termination date of January 16, 2006.

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

National City and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries where National City acted as depository bank, lender, underwriter, fiduciary, financial advisor, broker or other business activities. Although the ultimate outcome cannot be predicted with certainty, management believes that it has valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated.

A claim has been asserted against a subsidiary of the Corporation concerning management of investments held in a trust. The complaint alleges failure to adequately and timely diversify investments held in this trust, which resulted in investment losses. The plaintiffs are seeking damages of as much as $100 million. The court has denied the Corporation’s request to dismiss this claim. A trial date has been set for September 2005. Discovery and development of expert testimony is currently underway and the Corporation will conduct a vigorous defense. Management believes that this claim does not have merit and that the risk of material loss is unlikely.

Based on information currently available, advice of counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all claims against the Corporation and its subsidiaries, will not, individually or in the aggregate, have a material adverse effect on consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.

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

On April 27, 2004, stockholders approved the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan), which consolidates and replaces all long-term incentive programs under one plan and formalizes the use of performance measures in connection with all long-term awards. Under the Long-Term Incentive Plan no more than 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition to the aggregate limit on awards of National City common stock, the Long-Term Incentive Plan includes the following limitations: no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options.

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

On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock options under SFAS 123. Further discussion of the impact of this change is included in Note 1. During the first quarters of 2005 and 2004, compensation expense recognized related to stock options totaled $6 million.

Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. The weighted-average grant-date fair value of restricted share awards granted during the first three months of 2005 and 2004 were $36.68 and $33.69, respectively. Compensation expense recognized for restricted share plans during the first three months of 2005 and 2004 totaled $9 million and $6 million, respectively.

Option and Restricted Stock Award Activity: Stock option and restricted stock award activity follows:

			Weighted-
			Average
			Exercise
	Shares Outstanding		Price Per
	Awards	Options	Share

January 1, 2004	3,781,641	50,851,242	$28.52
Cancelled	(63,893)	(95,527)	29.77
Exercised	(239,767)	(3,533,017)	24.06
Granted	253,412	791,590	34.70

March 31, 2004	3,731,393	48,014,288	$28.94

January 1, 2005	4,838,125	54,700,740	$29.83
Cancelled	(55,923)	(74,695)	31.82
Exercised	(238,088)	(1,305,286)	23.71
Granted	314,547	353,335	36.17

March 31, 2005	4,858,661	53,674,094	$30.02

Cancelled activity includes both forfeited and expired awards and options.

Information about stock options outstanding at March 31, 2005, follows:

			Weighted-
			Average
		Weighted-	Remaining		Weighted-
		Average	Contractual		Average
Range of		Exercise	Life		Exercise
Exercise Prices	Outstanding	Price	(in years)	Exercisable	Price

$5.46-$12.99	112,229	$11.74	.4	112,229	$11.74
13.00-19.99	5,411,144	17.87	4.5	5,411,144	17.87
20.00-26.99	3,891,062	24.49	5.3	3,891,062	24.49
27.00-33.99	34,371,252	30.79	5.5	30,619,460	30.43
34.00-40.99	9,482,155	36.06	6.9	3,671,814	36.30
41.00-47.99	406,252	43.42	2.9	406,252	43.42

Total	53,674,094	$30.02	5.6	44,111,961	$28.92

At March 31, 2005 and 2004, options for 44,111,961 and 37,189,465 shares of common stock, respectively, were exercisable. As of March 31, 2005, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 27 million and 11 million shares, respectively.

21. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

National City has a noncontributory defined benefit pension plan covering substantially all employees. Employees retained from the Allegiant, Provident, and Wayne acquisitions became eligible to participate in the Corporation’s defined benefit pension plan effective January 1, 2005. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. Actuarially determined pension costs are charged to current operations. The funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

National City also has a benefit plan offering postretirement medical and life insurance benefits. The medical portion of the plan is contributory and the life insurance coverage is noncontributory to the participants. The Corporation has no plan assets attributable to the plan, and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods employees provide service for such benefits. The Corporation reserves the right to terminate or make plan changes at any time.

Using an actuarial measurement date of October 31, 2004 and 2003, components of net periodic cost for the three-month periods ended March 31 follow:

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Pension Benefits
Service cost	$15,035	$13,847
Interest cost	21,293	20,681
Expected return on plan assets	(34,498)	(31,825)
Amortization of prior service cost	(1,189)	(1,189)
Transition benefit	—	—
Recognized net actuarial loss	375	743

Net periodic cost	$1,016	$2,257

Postretirement Benefits
Service cost	$846	$833
Interest cost	2,233	2,354
Amortization of prior service cost	24	24
Transition obligation	350	350
Recognized net actuarial loss	245	498

Net periodic cost	$3,698	$4,059

Actuarial assumptions used to calculate the net periodic pension and the postretirement benefits and costs were as follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Weighted-Average Assumptions
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	2.75-7.50	2.75-7.50	2.75-7.50	2.75-7.50
Expected long-term return on plan assets	8.5	8.5	—	—

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor postretirement benefit plans that provide prescription drug coverage. In May 2004, FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act), was issued which provides guidance on accounting for the federal subsidy. The provisions of FASB Staff Position 106-2 became effective for the Corporation as of July 1, 2004 and were applied prospectively. On January 21, 2005, the Centers for Medicare and Medicaid Services released the final regulations implementing the Act. The Corporation anticipates its benefit costs will be somewhat lower as a result of the new Medicare provisions.

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At March 31, 2005, December 31, 2004, and March 31, 2004, obligations of $91 million, $90 million, and $84 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $4 million and $3 million for the first three months of 2005 and 2004, respectively.

Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2005 and 2004, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $25 million and $22 million for the first three months of 2005 and 2004, respectively.

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

Market risk is the risk of loss arising from an adverse change in interest rates, exchange rates, or equity prices. The Corporation’s primary market risk is interest rate risk. Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. These instruments include interest rate swaps, interest rate futures, interest rate options, forward agreements, and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environments.

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

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed by establishing and monitoring limits as to the degree of risk that may be undertaken as part of the Corporation’s overall market risk monitoring process carried out by the Asset/Liability Management Committee. See further discussion of this process in the Market Risk section of the Financial Review.

Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At March 31, 2005, these collateral agreements covered 99.7% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At March 31, 2005, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $180 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $139 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will be funded is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on March 31, 2005, December 31, 2004, and March 31, 2004.

Fair Value Hedges: The Corporation primarily uses interest rate swaps, interest rate futures, interest rate caps and floors, interest rate options, interest rate forwards, and forward purchase and sales commitments to hedge the fair values of mortgage loans held for sale, mortgage servicing rights, and certain fixed-rate commercial loans for changes in interest rates.

The Corporation also uses receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased certificates of deposit, long-term FHLB advances, senior and subordinated long-term debt, and senior bank notes.

For the three-month periods ended March 31, 2005 and 2004, the Corporation recognized total net ineffective fair value hedge losses of $41 million and $23 million, respectively. Detail of net ineffective hedge gains and losses by hedge strategy are presented in the tables on pages 44-45. Net ineffective hedge gains and losses for mortgage servicing rights and mortgage loans held for sale are included in mortgage banking revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial loans and fixed-rate funding products are included in other noninterest income on the income statement. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness during the first three months of 2005 and 2004.

Cash Flow Hedges: The Corporation hedges cash flow variability related to variable-rate funding products, specifically FHLB advances, senior bank notes, and secured debt financings, through the use of pay-fixed interest rate swaps and interest rate caps. The Corporation also uses forward starting pay-fixed interest rate swaps and caps to hedge forecasted cash flows associated with debt instruments anticipated to be issued in the future.

For the three-month periods ended March 31, 2005 and 2004, the Corporation recognized net ineffective cash flow hedge gains (losses) of $(122) thousand and $73 thousand, respectively. These gains (losses) are included in other noninterest income on the income statement. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness during the first three months of 2005 and 2004.

Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2005, December 31, 2004, and March 31, 2004, accumulated other comprehensive income included a deferred after-tax net gain (loss) of $24 million, $(7) million and $(81) million, respectively, related to derivatives used to hedge funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. At March 31, 2005, $19 million of the net after-tax derivative gain included in accumulated other comprehensive income was projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through June 2009, with $7 million of after-tax net gain expected to be recognized in interest expense within the next year. During the three-month periods ended March 31, 2005 and 2004, pretax losses of $13 million and $30 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. Also included in accumulated other comprehensive income at March 31, 2005 was a $5 million after-tax derivative gain that will be recorded within noninterest expense in the second quarter of 2005 related to extinguishing certain variable-rate secured debt financings collateralized by automobile leases. During the first quarter of 2004, a pretax loss of $4 million was reclassified into interest expense for cash flow hedges that were discontinued because forecasted debt issuances originally contemplated were not probable of occurring. There were no gains or losses reclassified into earnings in the first quarter of 2005 arising from the determination that the original forecasted transaction would not occur.

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at March 31, 2005, December 31, 2004, and March 31, 2004 follows:

	March 31, 2005				December 31, 2004
		Derivative		Net Ineffective		Derivative
	Notional			Hedge Gains	Notional
(In Millions)	Amount	Asset	Liability	(Losses)(a)	Amount	Asset	Liability

Fair Value Hedges
Loans
Receive-fixed interest rate swaps	$68	$1.4	$.1		$68	$2.1	$.1
Receive-fixed interest rate swaptions sold	25	—	—		25	—	—
Pay-fixed interest rate swaps	3,685	40.8	63.4		3,492	13.3	104.2
Pay-fixed interest rate swaptions sold	175	—	2.1		175	—	3.5
Interest rate caps sold	515	—	.3		640	—	.3
Interest rate floors sold	260	—	1.4		260	—	3.2
Interest rate futures purchased	2,393	—	—		2,070	—	—
Interest rate futures sold	2,967	—	—		3,306	—	—

Total	10,088	42.2	67.3	$6.5	10,036	15.4	111.3

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	1,802	64.6	—		6,565	7.5	—
Receive-fixed interest rate swaps	875	3.4	18.9		410	16.6	1.6
Pay-fixed interest rate swaps	—	—	—		550	—	28.2
Pay-fixed interest rate swaptions purchased	750	1.3	—		500	2.2	—
Pay-fixed interest rate swaptions sold	—	—	—		250	—	4.6
Interest rate caps purchased	3,500	1.9	—		5,000	19.5	—
Interest rate futures purchased	110	—	—		1,335	—	—

Total	7,037	71.2	18.9	4.2	14,610	45.8	34.4

Mortgage servicing rights
Forward commitments to purchase mortgage loans and mortgage-backed securities	8,290	—	56.7		8,157	—	18.7
Receive-fixed interest rate swaps	9,235	130.8	175.4		7,755	187.0	77.0
Receive-fixed interest rate swaptions purchased	1,500	2.0	—		1,492	14.5	—
Receive-fixed interest rate swaptions sold	500	—	.9		497	—	2.3
Pay-fixed interest rate swaps	—	—	—		200	—	23.3
Pay-fixed interest rate swaptions purchased	11,100	48.5	—		6,150	20.0	—
Pay-fixed interest rate swaptions sold	400	—	12.0		635	—	8.5
Principal-only interest rate swaps	848	6.6	.2		903	—	15.3
Interest rate caps purchased	25,650	31.4	—		28,900	30.7	—
Interest rate caps sold	3,000	—	.9		2,984	—	1.9
Interest rate floors purchased	1,500	—	—		1,492	1.4	—
Interest rate futures purchased	85	—	—		—	—	—

Total	62,108	219.3	246.1	(50.9)	59,165	253.6	147.0

Funding
Receive-fixed interest rate swaps	7,918	174.4	132.6		6,802	265.6	68.1
Callable receive-fixed interest rate swaps	2,936	6.1	85.6		2,893	11.9	52.4

Total	10,854	180.5	218.2	(.4)	9,695	277.5	120.5

Total derivatives used in fair value hedges	90,087	513.2	550.5	(40.6)	93,506	592.3	413.2

Cash Flow Hedges
Funding
Receive-fixed interest rate swaps	—	—	—		152	2.6	—
Pay-fixed interest rate swaps	4,350	30.0	—		8,102	38.4	17.2
Interest rate caps purchased	4,800	31.2	—		4,860	17.6	—

Total	9,150	61.2	—	(.1)	13,114	58.6	17.2

Total derivatives used in cash flow hedges	9,150	61.2	—	(.1)	13,114	58.6	17.2

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$99,237	$574.4	$550.5	$(40.7)	$106,620	$650.9	$430.4

(a)	Represents net ineffective hedge gain (loss) on hedging strategy for the three-month period ended March 31, 2005.

	March 31, 2004
		Derivative		Net Ineffective
	Notional			Hedge Gains
(In Millions)	Amount	Asset	Liability	(Losses)(a)

Fair Value Hedges
Loans
Receive-fixed interest rate swaps	$60	$2.2	$—
Receive-fixed interest rate swaptions sold	55	—	.1
Pay-fixed interest rate swaps	3,299	1.0	209.7
Callable pay-fixed interest rate swaps	43	—	4.0
Pay-fixed interest rate swaptions sold	205	—	9.5
Interest rate caps sold	715	—	.8
Interest rate floors sold	360	—	8.7
Interest rate futures purchased	2,311	—	—
Interest rate futures sold	2,914	—	—

Total	9,962	3.2	232.8	$6.6

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage- backed securities	12,254	6.8	—
Receive-fixed interest rate swaps	2,415	91.7	9.7
Pay-fixed interest rate swaps	800	—	34.0
Pay-fixed interest rate swaptions purchased	1,950	11.9	—
Pay-fixed interest rate swaptions sold	2,970	—	130.6
Interest rate caps purchased	13,400	30.3	—
Interest rate futures purchased	2,575	—	—

Total	36,364	140.7	174.3	(35.5)

Mortgage servicing rights
Forward commitments to purchase mortgage loans and mortgage-backed securities	5,815	2.2	18.5
Receive-fixed interest rate swaps	10,810	666.6	27.7
Pay-fixed interest rate swaps	250	—	10.3
Pay-fixed interest rate swaptions purchased	4,150	68.2	—
Pay-fixed interest rate swaptions sold	500	—	13.0
Principal-only interest rate swaps	140	6.5	3.5
Interest rate caps purchased	33,500	68.8	—

Total	55,165	812.3	73.0	6.2

Funding
Receive-fixed interest rate swaps	4,905	426.7	21.6
Callable receive-fixed interest rate swaps	310	10.5	2.4

Total	5,215	437.2	24.0	—

Total derivatives used in fair value hedges	106,706	1,393.4	504.1	(22.7)

Cash Flow Hedges
Funding
Pay-fixed interest rate swaps	8,165	.2	70.0
Interest rate caps purchased	3,500	.4	—

Total	11,665	.6	70.0	.1

Total derivatives used in cash flow hedges	11,665	.6	70.0	.1

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$118,371	$1,394.0	$574.1	$(22.6)

(a)	Represents net ineffective hedge gain (loss) on hedging strategy for the three-month period ended March 31, 2004.

Other Derivative Activities: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. Those derivatives include swaps, futures, options, and forwards used for interest rate and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133, and derivatives executed with commercial banking customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. Price risk associated with mortgage banking loan commitments is managed primarily through the use of other derivative instruments, such as forward sales of mortgage loans and mortgage-backed securities. Because mortgage banking loan commitments are defined as derivative instruments under SFAS 133, the associated derivative instruments used for risk management activities do not qualify for hedge accounting under SFAS 133. The Corporation generally does not enter into derivative transactions for purely speculative purposes. Gains and losses on mortgage-banking related derivative financial instruments are included in mortgage banking revenue on the income statement, while gains and losses on other derivative financial instruments are included in other noninterest income. A summary of derivative financial instruments not in SFAS 133 hedge relationships by type of activity follows:

	Net Derivative Asset (Liability)			Net Gains (Losses)
				Three Months Ended
	March 31	December 31	March 31	March 31
(In Millions)	2005	2004	2004	2005	2004

Other derivative instruments
Mortgage banking related:
Mortgage servicing right risk management	$4.4	$12.7	$(92.7)	$68.9	$406.6
Mortgage loan commitments and mortgage loan risk management	21.7	4.5	(41.2)	82.3	119.2

Total mortgage banking related	26.1	17.2	(133.9)	151.2	525.8

Customer risk management	15.1	13.7	16.2	2.6	2.0
Other	4.4	37.3	4.2	4.3	(.6)

Total other	19.5	51.0	20.4	6.9	1.4

Total other derivative instruments	$45.6	$68.2	$(113.5)	$158.1	$527.2

23. LINE OF BUSINESS RESULTS

National City operates five major lines of business: Consumer and Small Business Financial Services, Wholesale Banking, National City Mortgage, National Consumer Finance, and Asset Management. A sixth business line, National Processing, was sold in October 2004.

Consumer and Small Business Financial Services (CSB) provides banking services to consumers and small businesses within National City’s seven-state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, CSB’s activities also include small business banking services, dealer finance, education finance, retail brokerage, and lending-related insurance services. Consumer lending products include home equity, automobile, marine, and recreational vehicle installment loans, government or privately guaranteed student loans, and credit cards and other unsecured personal and small business lines of credit. Major revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. CSB’s expenses are mainly personnel and branch network support costs.

Wholesale Banking provides credit-related and treasury management services, as well as capital markets and international services, to large- and medium-sized corporations. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, structured finance, syndicated lending, equity and mezzanine capital, treasury management, and international payment and clearing services. The majority of revenue is driven by loans to middle-market companies with annual revenue in the $5 million to $500 million range across a diverse group of industries, generally within National City’s seven-state footprint. Expenses include personnel and support costs, in addition to credit costs.

National City Mortgage originates conventional residential mortgage and home equity loans both within National City’s banking footprint and nationally. National City Mortgage’s activities also include servicing mortgage loans for third-party investors. Mortgage loans originated by National City Mortgage generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first three months of 2005, approximately 52% of National City Mortgage mortgage loans were originated through wholesale and correspondent channels, while 48% were originated through retail mortgage branches operated by National City Mortgage nationally, or through CSB bank branches within National City’s banking footprint. Significant revenue streams for National City Mortgage include net interest income on loans held for sale and fee income related to the origination, sale and servicing of loans. Expenses include personnel costs, branch office costs, third-party outsourcing and loan collection expenses.

National Consumer Finance (NCF) is comprised of four business units involved in the origination and servicing of home equity loans and nonconforming residential mortgage loans. Loans are originated nationally through correspondent relationships and a network of brokers. Nonconforming mortgage loans are originated by First Franklin Financial Corporation (First Franklin), a business unit within NCF, principally through wholesale channels, including a national network of brokers and mortgage bankers. During the first three months of 2005, 30% of First Franklin originated loans were retained in portfolio at NCF’s National City Home Loan Services business unit compared to approximately 20% for the same period in 2004. The majority of the remaining loans sold during the first quarter of 2005 were sold with servicing retained versus all loans sold servicing released in the first quarter of 2004. First Franklin began selling certain loans with servicing retained in November 2004. The percentage of loans sold versus retained in any given period will vary depending on product mix and market conditions. Nonconforming mortgages are generally not readily saleable to primary mortgage market aggregators due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The National Home Equity business unit within NCF originates and holds in portfolio prime-quality home equity loans outside National City’s banking footprint. The National City Warehouse Resources business unit within NCF provides emerging mortgage bankers across the country with lines of credit for loan funding purposes. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination and sale of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.

The Asset Management business includes both institutional asset and personal wealth management. The institutional asset management business provides investment management, custody, retirement planning services, and other corporate trust services to institutional clients, and acts as the investment advisor for the Armada® mutual funds. The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City’s banking footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by three business units — Private Client Group, NatCity Investments, Inc., and Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, estate and tax planning, as well as trust management and administration for affluent individuals and families. Sterling offers financial management services and alternative investments for high net worth clients.

National Processing consisted of National Processing, Inc., National City’s former 83%-owned payment processing subsidiary. In October 2004, this business was sold. Refer to Note 3 for further discussion. National Processing’s business consisted of the authorization, processing, financial settlement, and reporting of debit and credit card transactions, and financial settlement and reporting solutions for large and mid-size corporate customers in the travel and health care industries.

The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results attempt to reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units’ assets and liabilities are match-funded and interest rate risk is centrally managed as part of investment funding activities. Asset securitizations are also considered funding activities and the effects of such securitizations are included within the Parent and Other category. Loans sold through securitizations continue to be reflected as owned by the business unit that manages those assets. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Parent and Other is primarily comprised of the results of investment funding activities, intersegment revenue and expense eliminations, and unallocated corporate income and expense. The intersegment revenue and expense amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been restated to conform with the current period’s presentation.

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business follows:

	Consumer and
	Small Business			National
	Financial	Wholesale	National City	Consumer	Asset	National	Parent and	Consolidated
(In Thousands)	Services	Banking	Mortgage	Finance	Management	Processing	Other	Total

Three months ended March 31, 2005

Net interest income (expense)(a)	$537,265	$347,841	$100,355	$303,043	$29,829	$—	$(140,491)	$1,177,842
Provision (benefit) for credit losses	80,570	(19,635)	30,531	(216)	560	—	(21,363)	70,447

Net interest income (expense) after provision	456,695	367,476	69,824	303,259	29,269	—	(119,128)	1,107,395
Noninterest income	258,858	129,484	222,275	73,639	83,669	—	21,356	789,281
Noninterest expense	451,314	197,445	179,357	134,351	78,566	—	114,311	1,155,344

Income (loss) before taxes	264,239	299,515	112,742	242,547	34,372	—	(212,083)	741,332
Income tax expense (benefit)(a)	102,285	113,615	29,504	91,683	12,993	—	(92,890)	257,190

Net income (loss)	$161,954	$185,900	$83,238	$150,864	$21,379	$—	$(119,193)	$484,142

Intersegment revenue (expense)	$(837)	$5,653	$15,122	$(8,492)	$1,246	$—	$(12,692)	$—
Average assets (in millions)	32,308	41,546	15,187	34,694	3,357	—	11,285	138,377

Three months ended March 31, 2004
Net interest income (expense)(a)	$493,430	$256,685	$141,637	$258,261	$26,077	$895	$(151,828)	$1,025,157
Provision (benefit) for credit losses	75,323	10,598	4,498	11,061	228	—	(19,201)	82,507

Net interest income (expense) after provision	418,107	246,087	137,139	247,200	25,849	895	(132,627)	942,650
Noninterest income	180,473	101,199	458,985	135,551	90,630	121,991	28,868	1,117,697
Noninterest expense	352,754	126,413	155,317	119,427	75,644	103,314	53,471	986,340

Income (loss) before taxes	245,826	220,873	440,807	263,324	40,835	19,572	(157,230)	1,074,007
Income tax expense (benefit) (a)	92,923	81,251	167,494	99,536	15,435	7,608	(100,608)	363,639

Net income (loss)	$152,903	$139,622	$273,313	$163,788	$25,400	$11,964	$(56,622)	$710,368

Intersegment revenue (expense)	$(877)	$3,956	$11,656	$(5,994)	$1,475	$1,378	$(11,594)	$—
Average assets (in millions)	27,120	29,083	16,386	24,344	2,972	699	8,926	109,530

(a)	Includes tax-equivalent adjustment for tax-exempt interest income

24. FINANCIAL HOLDING COMPANY

Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

Balance Sheets

	March 31	December 31	March 31
(In Thousands)	2005	2004	2004

Assets
Cash and demand balances due from banks	$638,666	$91,495	$402,346
Loans to and receivables from subsidiaries	698,444	747,581	278,649
Securities	424,098	409,503	211,072
Other investments	110,629	77,027	143,682
Investments in:
Subsidiary banks	13,079,188	13,557,393	10,306,232
Nonbank subsidiaries	330,303	369,184	651,878
Goodwill	110,915	109,096	58,566
Derivative assets	92,912	118,857	155,042
Other assets	662,093	704,760	667,872

Total Assets	$16,147,248	$16,184,896	$12,875,339

Liabilities and Stockholders’ Equity
Long-term debt	$2,146,218	$1,913,946	$2,097,738
Borrowed funds from subsidiaries	599,885	604,629	185,568
Derivative liabilities	34,899	16,933	2,463
Accrued expenses and other liabilities	722,757	845,859	735,459

Total liabilities	3,503,759	3,381,367	3,021,228
Stockholders’ equity	12,643,489	12,803,529	9,854,111

Total Liabilities and Stockholders’ Equity	$16,147,248	$16,184,896	$12,875,339

Securities and other investments totaling $108 million at March 31, 2005, were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the wholly-owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $565 million at March 31, 2005. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $657 million at March 31, 2005. Additionally, the holding company guarantees National City Bank of Kentucky’s financial obligation under this subsidiary’s membership with VISA® up to $600 million and Mastercard® up to $400 million. Refer to Note 19 for further discussion of contingent liabilities and guarantees related to the Corporation’s former merchant card processing business.

Statements of Income

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Income
Dividends from:
Subsidiary banks	$425,000	$—
Nonbank subsidiaries	61	2,000
Interest on loans to subsidiaries	8,631	890
Interest and dividends on securities	3,259	1,274
Securities gains, net	8,545	103
Other income	3,529	14,587

Total Income	449,025	18,854

Expense
Interest on debt and other borrowings	25,757	20,438
Other expense	1,307	18,643

Total Expense	27,064	39,081

Income before taxes and equity in undistributed net income of subsidiaries	421,961	(20,227)
Income tax expense (benefit)	13,345	(25,906)

Income before equity in undistributed net income of subsidiaries	408,616	5,679
Equity in undistributed net income of subsidiaries	75,526	704,689

Net Income	$484,142	$710,368

Statements of Cash Flows

	Three Months Ended
	March 31
(In Thousands)	2005	2004

Operating Activities
Net income	$484,142	$710,368
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(75,526)	(704,689)
Depreciation and amortization of properties and equipment	673	471
(Increase) decrease in receivables from subsidiaries	(5,863)	484,185
Securities gains, net	(8,545)	(103)
Other losses (gains), net	1,383	(1,160)
Amortization of premiums and discounts on securities and debt	(2,483)	(74)
Decrease in accrued expenses and other liabilities	(118,675)	(50,373)
Other, net	39,984	14,961

Net cash provided by operating activities	315,090	453,586

Investing Activities
Purchases of securities	(159,049)	(71,974)
Proceeds from sales and maturities of securities	133,865	28,709
Net change in other investments	(33,602)	335,712
Principal collected on loans to subsidiaries	405,000	160,000
Loans to subsidiaries	(350,000)	(240,000)
Investments in subsidiaries	(55,000)	—
Returns of investment from subsidiaries	600,002	4
Purchases of properties and equipment	—	(13,163)

Net cash provided by investing activities	541,216	199,288

Financing Activities
Issuance of debt	273,688	200,000
Repayment of debt	—	(400,000)
Dividends paid	(228,783)	(194,479)
Issuances of common stock	139,948	81,551
Repurchases of common stock	(493,988)	(75,402)

Net cash used in financing activities	(309,135)	(388,330)

Increase in cash and demand balances due from banks	547,171	264,544
Cash and demand balances due from banks, January 1	91,495	137,802

Cash and Demand Balances Due from Banks, March 31	$638,666	$402,346

Supplemental Information
Cash paid for interest	$8,623	$22,279

Retained earnings of the holding company included $7.1 billion, $7.0 billion, and $7.6 billion of equity in undistributed net income of subsidiaries at March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

This Quarterly Report contains forward-looking statements. See page 68 for further information on the risks and uncertainties associated with forward-looking statements.

The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three months ended March 31, 2005 and serves to update the 2004 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 49 of this Form 10-Q.

OVERVIEW

The primary source of National City’s revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Loan growth was evident in the major categories of the portfolio in the first quarter. Commercial lending activity has clearly increased in comparison to the prior year. Home equity lending continues to be strong. Mortgage originations were down slightly compared to the preceding quarter and essentially flat with the first quarter a year ago. Gains on sale of mortgage loans, particularly nonconforming mortgage loans, have continued to decline due to competitive pressures. Management expects gain on sale margins to show a slight improvement in the second quarter.

Net interest margin narrowed 24 basis points in the first quarter compared to the immediately preceding quarter. The tighter margin reflects more competitive market pricing conditions for loans, particularly commercial loans, as well as a narrower carrying margin on loans held for sale due to a flatter yield curve and a larger amount of dividends on investments in the prior period. Management forecasts a relatively stable margin over the remainder of the year.

Average core deposits, excluding mortgage escrow balances, were essentially flat with year end. Consumer deposits have increased steadily; however, this increase was offset by declines in corporate deposits. Corporations are maintaining lower cash balances as they are now beginning to use more cash to meet their operating needs, and as rising interest rates have reduced the amounts of balances required as compensation for banking services.

Credit quality continues to be good across all portfolios resulting in a lower provision for credit losses. Net charge-offs declined approximately 16% from the preceding quarterly period. Nonperforming assets at March 31, 2005 were $578 million, up slightly from $563 million at year end, and down from $606 million at March 31, 2004. Commercial credit may show some additional improvement in future periods while consumer credit is expected to remain stable.

Comparisons of results to prior periods are affected by acquisitions and dispositions. During 2004, the Corporation completed the acquisition of three financial institutions: Allegiant Bancorp (Allegiant) on April 9, 2004, Provident Financial Group (Provident) on July 1, 2004, and Wayne Bancorp (Wayne) on October 5, 2004. In addition, the Corporation sold its former subsidiary, National Processing, on October 15, 2004. In 2005, the Corporation completed the acquisition of National City Vendor Finance on January 15, 2005. The financial results of acquired companies are included in the consolidated financial results of the Corporation from their respective acquisition dates. The financial results of National Processing are included up to its sale date.

RESULTS OF OPERATIONS

Net Interest Income

This section should also be reviewed in conjunction with the daily average balances/net interest income/rates table presented on pages 69-72 of this financial review.

Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $8 million, $8 million, and $7 million for the first quarter of 2005, the fourth quarter of 2004, and the first quarter of 2004, respectively.

Tax-equivalent net interest income was $1.2 billion for the first quarter of 2005, $1.2 billion in the previous quarter, and $1.0 billion for the first quarter of 2004. Net interest margin was 3.85% in the first quarter of 2005, compared to 4.09% in the fourth quarter of 2004 and 4.16% in last year’s first quarter. The year-over-year increase in net interest income was primarily the result of acquisitions and growth in the portfolio loans. The year-over-year and linked-quarter narrowing of the net interest margin is reflective of lower margin on the mortgage warehouse resulting from a flatter yield curve and of tighter portfolio loan spreads, particularly in the commercial portfolio, resulting from competitive price pressures in the marketplace. Net interest margin is expected to remain relatively stable throughout the remainder of 2005.

Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources affecting net interest income and net interest margin is included in the Financial Condition section of this financial review beginning on page 56.

Noninterest Income

Details of noninterest income follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2005	2004	2004

Mortgage banking revenue	$283	$142	$579
Deposit service charges	161	175	147
Payment processing revenue	—	23	122
Trust and investment management fees	73	72	76
Card-related fees	28	32	37
Brokerage revenue	39	45	32
Leasing revenue	74	81	6
Other service fees	26	33	23
Other	91	839	96

Total fees and other income	775	1,442	1,118
Securities gains, net	14	11	—

Total noninterest income	$789	$1,453	$1,118

Noninterest income was $789 million for the first quarter of 2005, down from $1.5 billion in the fourth quarter of 2004 and $1.1 billion in the first quarter of 2004. The fourth quarter of 2004 included a $714 million gain on the sale of the Corporation’s former subsidiary, National Processing, and other nonrecurring items described below.

Mortgage banking revenue includes mortgage loan servicing, hedging, origination, and sales activity conducted through the National City Mortgage (NCM) business unit, as well as nonconforming mortgage loan origination and sales activity conducted through the First Franklin business unit. Details of mortgage banking revenue follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2005	2004	2004

Servicing revenue:
Net servicing fees	$123	$121	$120
Amortization of mortgage servicing rights	(111)	(128)	(100)
Mortgage servicing asset impairment recovery (charge)	52	(24)	(118)
Mortgage servicing asset ineffective hedge and other derivative gains, net	18	14	413
Other	—	—	1

Net servicing revenue	82	(17)	316
NCM origination and sales revenue	117	79	122
First Franklin origination and sales revenue	84	77	141
Other mortgage banking revenue	—	3	—

Total mortgage banking revenue	$283	$142	$579

The increase in mortgage banking revenue compared to the fourth quarter of 2004 included the results of hedging strategies designed to protect the fair value of the mortgage warehouse and mortgage servicing rights (MSRs). Pretax MSR hedging gains were $70 million in the first quarter of 2005 compared to pretax losses of $10 million in the preceding quarter. The first quarter hedging results included a change in MSR valuation associated with revised estimates of certain ancillary servicing income, such as late fees, which resulted in a recovery of previously recorded MSR impairment of approximately $59 million. Slower prepayment activity on loans serviced for others resulted in lower amortization of MSRs in the first quarter of 2005 compared to the prior quarter.

Compared to the first quarter of the prior year, mortgage banking revenue declined due to lower origination volume, lower gains on loan sales, and a decrease in MSR hedging gains. Gains on loan sales declined 150 basis points on average for nonconforming mortgage loans and 43 basis points on average for conforming mortgage loans in comparison to the first quarter of 2004. Net pretax MSR hedging gains were $70 million in the current period compared to $295 million in the first quarter of 2004. Partially offsetting this decline, was a change in accounting for mortgage loan commitments in the first quarter of 2004 pursuant to SAB 105 which resulted in an increase in mortgage banking revenue of $36 million on a year-over-year basis.

The Corporation sells substantially all of its NCM loan production into the secondary market and retains the servicing rights. Approximately 30% of the loans originated by First Franklin were retained in portfolio during the first quarter of 2005 compared to 20% for the same period a year ago. The remaining First Franklin loans were sold in the secondary market with servicing retained or with servicing released. Prior to the fourth quarter of 2004, First Franklin had not sold loans with servicing retained. The percentage of loans sold versus retained varies based upon product mix and market conditions. Information on mortgage loan originations and sales follows:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2005	2004	2004

NCM loan originations:
Total loan originations	$14,974	$16,412	$15,024
Less: portfolio originations	(1,227)	(1,343)	(945)

Total NCM loans originated for sale	13,747	15,069	14,079

First Franklin loan originations:
Total loan originations	5,605	6,953	5,673
Less: portfolio loan originations	(1,662)	(2,594)	(1,113)

Total First Franklin loans originated for sale	3,943	4,359	4,560

Total mortgage loans originated for sale	$17,690	$19,428	$18,639

NCM loan sales:
Servicing retained	$13,088	$12,604	$15,412
Servicing released	418	500	285

Total NCM loan sales	13,506	13,104	15,697

First Franklin loan sales:
Servicing retained	1,876	1,919	—
Servicing released	2,596	2,277	4,433

Total First Franklin loan sales	4,472	4,196	4,433

Total mortgage loan sales	$17,978	$17,300	$20,130

Mortgage loan sales for the first quarter of 2005 were $18 billion, up from $17 billion in the preceding quarter and down from $20 billion in the comparable period in the prior year. The increase in volume of loans sold compared to the previous quarter was offset by lower margins realized on these sales, particularly for nonconforming mortgage loans. Mortgage loans originated for sale to third parties were $18 billion in the first quarter of 2005, down from $19 billion in both the fourth quarter and first quarter of 2004. Origination volume slowed in the first quarter of 2005 due to higher interest rates and increased competition.

The Corporation typically retains the right to service the NCM mortgage loans it sells. Upon sale, the Corporation recognizes a MSR, which represents the present value of the estimated future net servicing cash flows to be realized over the estimated life of the underlying loan. The unpaid principal balance of loans serviced for third parties was $155.1 billion at March 31, 2005, up from $152.4 billion at December 31, 2004, and $144.6 billion at March 31, 2004. The carrying value of mortgage servicing assets also grew to $1.8 billion at March 31, 2005 up from $1.5 billion at December 31, 2004, and $1.2 billion at March 31, 2004.

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

Payment processing revenue substantially ceased with the sale of National Processing in October 2004.

Leasing revenue increased significantly on a year-over-year basis due to the acquisition of Provident in July 2004, which included commercial equipment and automobile lease portfolios. Auto leases are no longer being originated; therefore, revenue related to the auto lease portfolio will decline in future periods as this portfolio runs off.

Other fee income decreased in comparison to the fourth quarter of 2004 primarily due to nonrecurring gains in the fourth quarter. These included a $714 million gain on the sale of the Corporation’s former subsidiary, National Processing and a $14 million gain on the sale of seven bank branches in the Upper Peninsula of Michigan. Gains on derivatives, accounted for as fair value hedges or not designated in SFAS 133 relationships, decreased to $13 million in the first quarter of 2005, down from $28 million in the fourth quarter of 2004. This decrease primarily resulted from lower gains on derivative instruments used to economically hedge deferred compensation liabilities. Commercial real estate origination, sales, and servicing income decreased to $8 million in the first quarter of 2005, down from $16 million in the preceding quarter, and was reflective of lower origination and sales activity at the Red Mortgage Capital subsidiary.

Gains and losses on debt securities are generated mainly from the investment portfolio maintained for asset/liability management purposes, while equity securities gains are generated primarily from the Corporation’s bank stock fund, an internally managed equity portfolio of bank and thrift common stock investments. Pretax securities gains were $14 million inclusive of $8 million of gains associated with the bank stock fund. There were $11 million of securities gains recognized in the preceding quarter, of which $3 million represented the bank stock fund, and no significant gains or losses recognized in the first quarter of the prior year.

Noninterest Expense

Details of noninterest expense follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2005	2004	2004

Salaries, benefits, and other personnel	$631	$685	$549
Third-party services	66	95	68
Equipment	76	92	66
Net occupancy	101	69	60
Card processing	5	13	58
Postage and supplies	38	40	34
Marketing and public relations	28	33	22
Leasing expense	57	57	4
Telecommunications	21	22	19
State and local taxes	24	16	15
Travel and entertainment	21	25	16
Intangible asset amortization	15	16	6
Other	72	108	69

Total noninterest expense	$1,155	$1,271	$986

Comparisons to both the fourth and first quarters of 2004 were affected by acquisition-related costs of $19 million in the first quarter of 2005 and $39 million in the fourth quarter last year. The decrease was due to the conversion of the Provident branches and core systems in March 2005. The first quarter of 2004 had minimal acquisition-related costs.

Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended
	March 31	December 31	March 31
(Dollars in Millions)	2005	2004	2004

Salaries and wages	$350	$353	$313
Incentive compensation	169	208	157
Deferred personnel costs	(76)	(94)	(81)
Stock-based compensation	15	28	12
Payroll taxes	51	31	44
Contract labor	34	62	19
Medical and other benefits	52	37	46
Defined contribution plans	25	15	22
Defined benefit pension plan	1	2	2
Market valuation adjustments on deferred compensation liabilities	(6)	18	3
Severance and other	16	25	12

Total salaries, benefits, and other personnel	$631	$685	$549

Full-time-equivalent employees	35,108	35,230	33,036

Salaries, benefits and other personnel costs decreased in the first quarter of 2005 compared to the preceding quarter due to decreases in incentive compensation, stock-based compensation, contract labor and deferred compensation. These decreases were partially offset by higher deferred personnel costs, payroll taxes and medical costs. The reductions in incentive compensation were primarily due to lower mortgage originations at First Franklin and NCM. The decrease in stock-based compensation was due to a fourth quarter charge of $11 million related to the acceleration of vesting of National Processing’s stock awards triggered by the sale of this business. The decrease in contract labor in the first quarter of 2005 reflects the completion of certain acquisition integration activities. Deferred compensation costs have decreased due to changes in the investment indices used to value these liabilities. The increase in payroll taxes compared to the preceding quarter resulted from certain employee compensation exceeding the maximum taxable income limits in the second half of 2004. The increase in medical costs in 2005 recognizes anticipated medical cost inflation as well as a $9 million reduction of the liability for incurred but not reported medical claims recognized in the fourth quarter of 2004.

Salaries, incentive compensation, medical costs and other benefits increased on a year-over-year basis primarily due to employees retained from acquisitions. Contract labor costs also increased on a year-over-year basis as temporary help was utilized in integrating systems and processes of recent acquisitions. Partially offsetting these increases, the market value of deferred compensation liabilities decreased in the first quarter of 2005 by $6 million compared to an increase of $3 million in the prior year.

The decrease in equipment costs in the first quarter of 2005 was primarily due to higher depreciation expense in the fourth quarter of the prior year. The Corporation had a significant amount of fixed asset additions in the fourth quarter and follows the half-year convention for depreciation expense in the year an asset is placed in service.

Net occupancy expense increased in the first quarter of 2005 compared to the preceding quarter due to a $29 million one-time adjustment of rent expense to account for leases with escalating rentals on a straight-line basis. Card processing costs decreased in the first quarter of 2005 as these costs were primarily associated with the National Processing subsidiary, which was sold in October 2004. Third party services declined compared to the preceding quarter as system integration activities were completed for Wayne and Provident in December 2004 and March 2005, respectively.

Other noninterest expense decreased in 2005 compared to the preceding quarter primarily due to lower losses related to the revaluation of community development and civic partnership investments, which were $11 million in the first quarter of 2005 compared to $33 million in the fourth quarter 2004.

The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 59.2% for the first quarter of 2005, compared to 47.3% in the preceding quarter, and 46.0% in the 2004 first quarter. The higher efficiency ratio on a linked-quarter comparison resulted from lower first quarter net interest income associated with tighter interest spreads, and the fact that the fourth quarter included $728 million of gains on the sale of businesses, more than offsetting the decrease in noninterest expense. The year-over-year increase in the efficiency ratio was primarily the result of higher merger-related noninterest expenses.

Income Taxes

The effective tax rate for the first three months of 2005 was 34.1% compared to 33.5% for the comparable period in 2004. The lower rate in 2004 resulted from a reduction in deferred tax liabilities of $23 million from the favorable conclusion of certain tax examinations. The effective rate for 2005 is forecasted to be approximately 34%.

Line of Business Results

National City is functionally managed along five major business lines as discussed in Note 23 to the consolidated financial statements. National Processing, reported as a separate segment in prior periods, was sold in October 2004. Net income (loss) by line of business follows:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2005	2004	2004

Consumer and Small Business Financial Services	$162	$181	$153
Wholesale Banking	186	196	140
National City Mortgage	83	13	273
National Consumer Finance	151	132	164
Asset Management	21	18	25
National Processing	—	(9)	12
Parent and Other	(119)	429	(57)

Consolidated net income	$484	$960	$710

Consumer and Small Business Financial Services (CSB): Net income for the first quarter of 2005 decreased in comparison to the preceding quarter due to lower deposit and card-related fees, lower leasing revenue, and nonrecurring gains recognized in the fourth quarter of 2004. Deposit fee income and credit card fees decreased due to seasonally lower transaction volumes in the first quarter. Leasing revenue declined as the auto lease portfolio run off continued. In the preceding quarter, a $14 million ($9 million after tax) gain was recognized on the sale of seven bank branches located in the Upper Peninsula of Michigan. Net interest income was stable compared to the preceding quarter. Net income increased on a year-over-year basis primarily due to the 2004 acquisitions which increased net interest income, banking fees and leasing revenue. Deposit balances have shown steady growth since year end. Consumer credit trends continue to be stable.

Wholesale Banking: Net income for the first quarter of 2005 decreased in comparison to the preceding quarter. Despite stronger loan volume, net interest income declined as loan spreads narrowed. Investment income also declined from the fourth quarter due to year end distributions of capital gains and dividends. Noninterest income declined due to seasonally lower treasury management service fees, commercial mortgage origination, sale, and servicing income and venture capital gains in the current period. Commercial credit quality continues to improve which resulted in a reversal of previously recognized provision for credit losses in the first quarter of 2005. The provision for credit losses was $(20) million, $16 million, and $11 million in the first quarter of 2005, fourth quarter of 2004, and first quarter of 2004, respectively. Average loan balances have grown from year end. Deposits decreased compared to year end as corporations utilized their excess cash in their business and are borrowing more. Net income is up 33% over the comparable period in the prior year due to improved credit quality, new business and acquisitions. Principal investment gains in the first quarter of 2005 of $10 million ($7 million after tax) were about equal to the preceding period but down from $23 million ($15 million after tax) in the first quarter of last year.

National City Mortgage: Results for the first quarter of 2005 improved from the preceding quarter income mainly due to MSR net hedging gains (losses) which were $70 million ($45 million after tax), compared to $(10) million ($(6) million after tax) in the fourth quarter of last year. Partially offsetting MSR hedging gains, net interest income from loans held for sale declined as short-term interest rates have risen faster than mortgage rates. In addition, a higher provision for credit losses was recognized in the current quarter due to an increase in the volume of repurchased loans retained in portfolio and a reassessment of anticipated losses on these loans. Compared to the prior year’s results, net income decreased due to a decrease in loans originated for sale, lower margins realized on sale, and lower MSR hedging gains. Loans originated for sale were $13.7 billion in the first quarter of 2005, down from $14.1 billion in the prior year. MSR net hedging gains decreased in the current year compared to the first quarter of last year. Partially offsetting these items, the Corporation changed its accounting for mortgage loan commitments pursuant to SAB 105 in 2004, resulting in an increase in noninterest income of $36 million on a year-over-year basis.

National Consumer Finance: Net income for the first quarter of 2005 increased compared to the preceding quarter but declined on a year-over-year basis. Noninterest income increased in comparison to the preceding quarter at First Franklin due to an increase in loans sold, lower broker costs attributable to decreased production volume and the reversal of a previously established provision for anticipated losses on repurchased loans. Partially offsetting this increase, average margins realized on the sale of First Franklin loans declined 40 and 150 basis points, respectively, from the fourth quarter and the first quarter a year ago. The First Franklin retained portfolio was $18.1 billion at the end of the first quarter, down slightly from $18.3 billion at year end. Net income of National Home

Equity increased in comparison to both the preceding period and a year ago as production of home equity lines and loans continued to be strong. All National Home Equity production is retained in portfolio, and balances grew to $13.0 billion at the end of the first quarter, up from $11.8 billion at year end and $7.0 billion a year ago.

Asset Management: Net income for the first quarter of 2005 increased from the preceding period due to a postclosing adjustment of $3 million ($2 million after tax) in the fourth quarter of 2004 related to the sale of the Bond Administration business earlier in the year. Compared to the first quarter of 2004, net income decreased due to lower assets under administration. Assets under administration were $106.1 billion at March 31, 2005, $108.8 billion at December 31, 2004 and $111.9 billion at March 31, 2004. The decline in assets under administration is primarily due to outflows from money market funds.

Parent and Other: This category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. Comparisons to prior periods are affected by costs related to acquisitions, gains on disposition of businesses and other nonrecurring items. The current period’s results included a $29 million ($19 million after tax) charge resulting from a change in accounting for leases with escalating rentals. Net income for the fourth quarter of 2004 included a $714 million ($487 million after tax) gain on the sale of National Processing and a $44 million tax benefit associated with a reassessment of tax exposures. Net income for the first quarter of 2004 included a $9 million ($6 million after tax) gain from asset securitization and a $23 million tax benefit from the conclusion of tax examinations. The first quarter of 2004 had minimal integration costs. Merger integration costs incurred in the first quarter of 2005 and the fourth quarter of 2004 were $19 million ($12 million after tax) and $39 million ($25 million after tax), respectively. Bank stock fund gains of $8 million ($6 million after tax) were recognized in the first quarter of 2005 and $3 million ($2 million after tax) in the fourth quarter of 2004, respectively, with no such gains in the first quarter of the prior year.

FINANCIAL CONDITION

This section should also be reviewed in conjunction with the average balance sheets presented on pages 69-72.

Average Earning Assets

A summary of average earning assets follows:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2005	2004	2004

Portfolio loans
Commercial	$25,553	$25,173	$18,860
Commercial construction	2,909	2,936	2,245
Real estate — commercial	12,127	11,998	9,819
Real estate — residential	30,515	30,548	27,076
Home equity lines of credit	19,381	18,082	11,396
Credit card and other unsecured lines of credit	2,351	2,350	2,283
Other consumer	8,308	7,919	7,406

Total portfolio loans	101,144	99,006	79,085
Loans held for sale or securitization	11,502	11,503	12,323
Securities (at amortized cost)	8,714	9,524	6,537
Other	1,348	1,420	814

Total earning assets	$122,708	$121,453	$98,759

Average portfolio loans grew 2% and 28% during the first quarter of 2005 compared to the fourth quarter of 2004 and the same quarterly period a year ago, respectively. The linked-quarter and year-over-year increase in portfolio loans was primarily the result of acquisitions, coupled with continued growth in the commercial, residential real estate, and home equity portfolios.

The linked-quarter growth in the commercial portfolios was reflective of the recovery in commercial lending coupled with commercial lease balances associated with the National City Vendor Finance acquisition in the first quarter of 2005. Commercial outstandings grew as a result of new business generation and higher levels of borrowings from existing customers. Commercial borrowings are expected to grow throughout the remainder of 2005. Commercial growth on a year-over-year comparison was the result of balances obtained through acquisitions.

The year-over-year growth in the residential real estate portfolio primarily resulted from retention of First Franklin originated loans. Over the past 12 months, $10.1 billion of First Franklin originated loans were retained in portfolio. At March 31, 2005, period-end First Franklin loans totaled $18.1 billion, compared to $18.3 billion at December 31, 2004, and $15.6 billion at March 31, 2004.

The linked-quarter and year-over-year increases in home equity balances reflect strong home equity production at the National Home Equity business unit. The year-over-year increase in home equity loans was also affected by loans acquired through acquisitions, primarily Provident. Home equity growth is expected to continue throughout the remainder of 2005.

Average loans held for sale declined on a year-over-year basis primarily due to lower levels of mortgage production at National City Mortgage (NCM). This decline was partially offset by higher mortgage production at First Franklin and commercial real estate loans originated by the Red Mortgage Capital and Capstone Realty business units acquired with Provident. Higher levels of First Franklin production reflect expansion of the production footprint and new product offerings. Refer to the noninterest income section of this Financial Review for further discussion on NCM and First Franklin loan originations and sales.

The linked-quarter decline in the securities portfolio is attributable to sales and principal paydowns of mortgage-backed and asset-backed securities. The year-over-year increase is attributable to security portfolios obtained through acquisitions more than offsetting the effects of sales and principal paydowns.

The following table summarizes the period-end commercial, commercial construction, and commercial real estate portfolios by major industry and exposure to individual borrowers as of March 31, 2005.

			Average	Largest Loan
	Outstanding	% of	Loan Balance	to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$12,822	31%	$.9	$58
Consumer cyclical	6,580	16	1.0	118
Consumer noncyclical	5,048	12	.5	47
Industrial	5,205	13	1.0	35
Basic materials	3,338	8	1.5	36
Financial	3,027	7	1.5	45
Services	1,770	4	.4	109
Energy and utilities	746	2	1.1	50
Technology	388	1	2.3	24
Miscellaneous	2,312	6	.2	24

Total	$41,236	100%

Average Interest Bearing Liabilities and Funding

A summary of average interest bearing liabilities and funding follows:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2005	2004	2004

Noninterest bearing deposits	$18,136	$18,883	$15,658
Interest bearing core deposits	48,973	49,222	42,702

Total core deposits	67,109	68,105	58,360
Purchased deposits	14,413	15,325	7,378
Short-term borrowings	8,616	8,777	9,536
Long-term debt	31,684	28,928	21,339

Total purchased funding	54,713	53,030	38,253
Stockholders’ equity	12,779	12,847	9,659

Total funding	$134,601	$133,982	$106,272

Total interest bearing liabilities	$103,686	$102,252	$80,955

Total core deposits, excluding mortgage escrow deposits	$63,002	$63,448	$54,913

The percentage of each funding source to total funding follows:

	Three Months Ended
	March 31	December 31	March 31
	2005	2004	2004

Noninterest bearing deposits	13.5%	14.1%	14.7%
Interest bearing core deposits	36.4	36.7	40.2

Total core deposits	49.9	50.8	54.9
Purchased deposits	10.7	11.4	6.9
Short-term borrowings	6.4	6.6	9.0
Long-term debt	23.5	21.6	20.1

Total purchased funding	40.6	39.6	36.0
Stockholders’ equity	9.5	9.6	9.1

Total	100.0%	100.0%	100.0%

The year-over-year increases in all funding categories primarily resulted from balances obtained through acquisitions. The linked-quarter decreases in average core deposits were attributable to declines in corporate deposits more than offsetting growth in consumer deposits. The first quarter decline in corporate deposits reflects seasonality, the effects of higher interest rates which lower the requirements for compensating balances, and drawdowns by corporate customers to fund increased business activity. Purchased deposits and short-term borrowings, which are mainly used to fund mortgage loans held for sale, declined during the first quarter of 2005 consistent with lower levels of mortgage loans held for sale. The increase in long-term debt during the first quarter of 2005 was the result of new debt issuances of senior bank notes.

Capital

The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. For further detail on capital and capital ratios, see Notes 15 and 16 to the consolidated financial statements.

Stockholders’ equity was $12.6 billion, $12.8 billion, and $9.9 billion at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Equity as a percentage of assets was 8.98% at March 31, 2005, compared to 9.19% at December 31, 2004 and 8.84% a year ago. Book value per common share rose to $19.82 at March 31, 2005, up from $19.80 and $16.25 at December 31, 2004 and March 31, 2004, respectively.

The following table summarizes share repurchase activity for the first quarter of 2005.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number of	Average	Publicly Announced	Purchased Under the
	Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations(b)	Authorizations(c)

January 1 to January 31, 2005	3,080,680	$35.91	2,900,000	34,196,900
February 1 to February 28, 2005	6,147,349	35.90	6,040,000	28,156,900
March 1 to March 31, 2005	5,140,826	34.77	4,984,300	23,172,600

Total	14,368,855	$35.50	13,924,300

(a)	Includes shares repurchased under the February 16, 2004 and December 21, 2004 share repurchase authorizations and shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column(a)].

(c)	Shares available to be repurchased under the February 16, 2004 and December 21, 2004 share repurchase authorizations.

On December 21, 2004, the Corporation’s Board of Directors authorized a share repurchase program for the repurchase of 25 million shares of National City Common stock, subject to an aggregate purchase limit of $1.1 billion. This new authorization was incremental to the previous share repurchase authorization approved by the Board of Directors on February 16, 2004. The February 16, 2004 share repurchase program replaced all previous share repurchase authorizations and allowed for the repurchase of up to 50 million shares of common stock, subject to an aggregate purchase limit of $2.0 billion. Share repurchases under the February 16, 2004 authorization were completed during the three-month period ended March 31, 2005. Shares repurchased under these and all previous share repurchase programs were acquired on the open market and are held for reissue in connection with the Corporation’s compensation plans and for general corporate purposes. The share repurchase programs currently authorized by the Board of Directors have no date of expiration. During the first quarter of 2005 and 2004, 13.9 million and 2.2 million shares of common stock were repurchased, respectively. The Corporation’s businesses typically generate significant amounts of capital in excess of normal dividend and reinvestment requirements. Management intends to continue share repurchases over the rest of the year, subject to market conditions and applicable regulatory constraints.

National City declared and paid dividends per common share of $.35 during the first quarter of 2005, up three cents from the quarterly dividend per share declared and paid in the 2004 first quarter of $.32. The dividend payout ratio, representing dividends per share divided by earnings per share, was 47.30% and 27.59% for the first quarters of 2005 and 2004, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time.

At March 31, 2005, the Corporation’s market capitalization was $21.4 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2005	2004
	First	Fourth	Third	Second	First
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter

High	$37.75	$39.66	$39.35	$36.10	$37.10
Low	32.85	36.07	34.35	32.60	32.14
Close	33.50	37.55	38.62	35.01	35.58

RISK MANAGEMENT

National City management, with the oversight of the Board of Directors, has in place enterprise-wide structures, processes, and controls for monitoring and mitigating risk. The following discussion addresses the three major risks facing National City: credit, market, and liquidity.

Credit Risk

The Corporation’s lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, exposure limits to any single industry or customer, collateral protection, and standard lending policies and underwriting criteria. Note 1 to the consolidated financial statements describes the accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for loan losses and lending-related commitments. The Corporation’s policies governing nonperforming loans and charge-offs are consistent with regulatory standards.

During the first quarter of 2005, the most significant factor affecting the level of nonperforming assets, delinquent loans, and net charge-offs was the continued improvement in commercial credit quality. Management believes that commercial credit quality may continue to show some improvement while consumer credit trends will remain stable. There are no particular industry or geographic concentrations in nonperforming or delinquent loans or net charge-offs.

The following tables provide information and statistics on the overall quality of the loan portfolio.

Net Charge-offs:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2005	2004	2004

Commercial	$11	$18	$16
Commercial construction	2	9	—
Real estate — commercial	2	5	(1)
Real estate — residential	25	24	18
Home equity lines of credit	5	6	4
Credit card and other unsecured lines of credit	26	23	29
Other consumer	16	19	16

Total net charge-offs	$87	$104	$82

Annualized net charge-offs as a percentage of average loans by portfolio type follow:

	Three Months Ended
	March 31	December 31	March 31
	2005	2004	2004

Commercial	.18%	.30%	.34%
Commercial construction	.26	1.19	(.01)
Real estate — commercial	.08	.18	(.06)
Real estate — residential	.34	.31	.28
Home equity lines of credit	.11	.10	.14
Credit card and other unsecured lines of credit	4.48	3.92	5.08
Other consumer	.76	.91	.91

Total net charge-offs to average portfolio loans	.35%	.41%	.42%

Net charge-offs decreased during the first quarter of 2005 compared to the preceding quarter due to lower losses in commercial, commercial construction and commercial real estate loans. Charge-offs increased in credit card and other unsecured lines of credit due to higher losses associated with the seasoning of this portfolio and higher levels of consumer bankruptcies. Compared to the first quarter of 2004, charge-offs were up slightly, primarily in residential real estate loans. This increase resulted from growth and seasoning of First Franklin loans retained in portfolio.

Nonperforming Assets:

	March 31	December 31	March 31
(Dollars in Millions)	2005	2004	2004

Commercial	$158	$161	$200
Commercial construction	13	12	4
Real estate — commercial	110	102	68
Real estate — residential	205	194	233

Total nonperforming loans	486	469	505
Other real estate owned (OREO)	90	89	92
Mortgage loans held for sale and other	2	5	9

Total nonperforming assets	$578	$563	$606

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	.56%	.56%	.76%
Period-end total assets	.41	.40	.54

Detail of loans 90 days past due accruing interest follows:

	March 31	December 31	March 31
(In Millions)	2005	2004	2004

Commercial	$59	$44	$26
Commercial construction	6	12	10
Real estate — commercial	39	29	35
Real estate — residential	434	467	416
Home equity lines of credit	10	10	9
Credit card and other unsecured lines of credit	22	21	22
Other consumer	9	13	10
Mortgage loans held for sale and other	14	25	36

Total loans 90 days past due accruing interest	$593	$621	$564

The increase in commercial real estate nonperforming assets is reflective of delinquent loans acquired with the Allegiant acquisition in April 2004. Residential real estate nonperforming assets increased due to the continued growth of the First Franklin and NCM portfolios. Total nonperforming assets declined in comparison to the first quarter of 2004 due to significant improvements in commercial credit quality and the sale of $237 million residential real estate loans associated with the former Altegra and Loan Zone portfolios in 2004.

Residential real estate loans 90 days past due decreased on a linked-quarter basis due to improved collections and the sale of $21 million of delinquent loans during the first quarter of 2005. Mortgage loans held for sale 90 days past due also declined in the first quarter of 2005, more than offsetting small increases in delinquent commercial and commercial real estate. On a year-over-year comparison, almost every loan category experienced an increase in delinquencies due to portfolio loan growth and acquisitions.

Allowance for Credit Losses and Allowance for Losses on Lending-Related Commitments: To provide for the risk of loss inherent in extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors, including general economic conditions, unemployment levels, and regulatory guidance.

In the fourth quarter of 2004, the allowance for losses on lending-related commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported periods were restated to conform to the current presentation. The reclassifications had no effect on the provision for credit losses, which continues to be comprised of the sum of the provision for loan losses and the provision for losses on lending-related commitments, nor on net income or stockholders’ equity. The allowance for losses on lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of drawdown on the commitment.

The provision for credit losses was $70 million, $81 million and $83 million in the first quarter of 2005, fourth quarter of 2004 and first quarter of 2004, respectively. The decrease in the provision compared to the preceding periods reflects continued improvement in credit quality.

The allowance for loan losses as a percentage of portfolio loans was 1.15%, 1.19%, and 1.26% as of March 31, 2005, December 31, 2004, and March 31, 2004, respectively. An allocation of the allowance for loan losses and allowance for losses on lending-related commitments by portfolio type is shown below. In the fourth quarter of 2004, the Corporation refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the entire allowance to the specific loan portfolios. As a result, the allocation of the allowance as of March 31, 2004 is not directly comparable to the current presentation. In addition to the refinement of the allocation, all loan categories were affected on a year-over-year comparison by portfolio loan growth and acquisitions.

	March 31	December 31	March 31
(In Millions)	2005	2004	2004

Allowance for loan losses:
Commercial	$550	$572	$311
Commercial construction and real estate - commercial	142	146	59
Real estate — residential	199	185	118
Home equity lines of credit and other consumer loans	133	127	78
Credit card and other unsecured lines of credit	155	158	118
Unallocated	—	—	326

Total	$1,179	$1,188	$1,010

Allowance for losses on lending-related commitments:
Commercial	$93	$100	$115

Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City’s primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation’s Board of Directors. The Corporation is also exposed to equity price risk through its bank stock fund, an internally managed portfolio of bank and thrift common stock investments. As of March 31, 2005, this portfolio had a cost basis and fair value of $220 million and $229 million, respectively. Price risk in the bank stock fund is mitigated by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.

Asset/Liability Management: The primary goal of asset/liability management is to maximize the net present value of future cash flows and net interest income within authorized risk limits.

Interest Rate Risk Measurement: Interest rate risk is monitored primarily through market value modeling and secondarily through earnings simulation. Both measures are highly assumption-dependent and change regularly as the balance sheet and business mix evolve; however, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.

Market Value Modeling: The Market Value of Equity (MVE) is defined as the discounted present value of asset cash flows, minus the discounted present value of liability cash flows, plus or minus the discounted present value of any off-balance sheet cash flows. Cash flows for MSRs and associated hedges are not included in the MVE analysis. Market risk associated with MSRs is hedged through the use of derivative instruments. Refer to Note 11 to the consolidated financial statements for further details on managing market risk for MSRs. Unlike the earnings simulation model described below, MVE analysis has no time horizon limitations. In addition, MVE analysis is performed as of a single point in time and does not include estimates of future business volumes. As with earnings simulations, assumptions driving timing and magnitude of balance sheet cash flows are critical inputs to the model. Particularly important are assumptions driving loan and security prepayments and noncontractual deposit balance and rate behavior.

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

The most recent market value model prepared for the April 2005 ALCO meeting estimated the current DOE at -0.1. While the current DOE is below management’s long-term target of +1.0, it is consistent with management’s current view of the interest rate outlook. DOE would rise to +0.8 given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0. DOE would fall to -1.8 given a parallel shift of the yield curve down 150 basis points. Although this result would be below the minimum constraint of -1.0, management believes the likelihood of a sustained 150 basis point fall in rates from current rate levels to be unlikely.

Earnings Simulation Modeling: Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as investment margins widen. The earnings simulations are also affected by changes in spread relationships between certain rate indices, such as the prime rate and the London Interbank Offering Rate (LIBOR).

The earnings simulation model projects changes in net income caused by the effect of changes in interest rates on net interest income. The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Mortgage loan prepayment models are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Corporation’s own loans. Noncontractual deposit growth rates and pricing are modeled on historical patterns.

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

The most recent earnings simulation model prepared for the April 2005 ALCO meeting projects net income would be .1% higher than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 1.5% if rates were two standard deviations below the implied forward curve over the same period. Both of the earning simulation projections in net income were within the ALCO guideline of -4.0%.

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

At the end of 2004, the interest rate risk position, as presented in the 2004 Form 10-K, was slightly asset sensitive, meaning net income should increase as rates rise and decrease as rates fall, other things being equal. During the first three months of 2005, the Corporation maintained a slightly asset sensitive interest rate risk position from an earnings simulation perspective and a neutral position from a DOE perspective.

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

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Funding sources did not change significantly during the first quarter of 2005. Core deposits, the most significant source of funding, comprised approximately 50% of funding at March 31, 2005, 50% of funding at December 31, 2004, and 56% of funding at March 31, 2004. The year-over-year decline in the core deposit funding source was affected by the mix of funding sources acquired through acquisitions and through the use of low-cost purchased funding to fund loan growth. Refer to the Financial Condition section of this Financial Review for further discussion on changes in funding sources. Asset securitization vehicles have also been used as a source of funding over the past several years. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. At March 31, 2005, the main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, a line of credit with its bank subsidiaries, the commercial paper market, a revolving credit agreement with a group of unaffiliated banks, and access to the capital markets.

The primary source of funding for the holding company has been dividends and returns of investment from its bank and nonbank subsidiaries. As discussed in Note 15 to the consolidated financial statements, the Corporation’s bank subsidiaries are subject to regulation and, among other things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company. During the first quarter of 2005, the Corporation’s bank subsidiaries declared and paid cash dividends totaling $425 million. There were no dividends declared or paid by the nonbank subsidiaries during the first quarter of 2005. During the first quarter of 2005, the bank subsidiaries were granted regulatory approval to provide liquidity to the holding company in the form of returns of capital in the amount of $608 million. There were no returns of capital paid to the holding company by the nonbank subsidiaries during the first quarter of 2005.

Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At March 31, 2005, December 31, 2004 and March 31, 2004, $657 million, $415 million and $497 million, respectively, of commercial paper borrowings were outstanding.

The holding company has a $500 million internal line of credit with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at March 31, 2005, December 31, 2004 and March 31, 2004.

The Corporation also has in place a shelf registration with the Securities and Exchange Commission to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. During the first quarter of 2005, the holding company issued $275 million of senior notes under this shelf registration, leaving $1.0 billion available for future issuance.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

Contractual Obligations: The following table presents, as of March 31, 2005, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
			One to	Three to	Over
	Note	One Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$58,077	$—	$—	$—	$58,077
Consumer and brokered certificates of deposits(b)(c)		11,644	7,997	2,311	4,206	26,158
Federal funds borrowed and security repurchase agreements(b)		7,611	—	—	—	7,611
Borrowed funds(b)	12	1,590	—	—	—	1,590
Long-term debt(b)(c)	13, 14	11,091	15,659	5,667	6,139	38,556
Operating leases		142	230	165	342	879
Purchase obligations		147	136	32	5	320

(a)	Excludes interest.

(b)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at March 31, 2005. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(c)	Excludes unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments.

The operating lease obligations represent short and long-term lease and rental payments for facilities, certain software, and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, data processing, advertising, and the outsourcing of certain operational activities.

The Corporation also has obligations under its postretirement plan as described in Note 21 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation did not have any commitments or obligations to the defined benefit pension plan at March 31, 2005, due to the funded status of the plan.

The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at March 31, 2005 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 22 to the consolidated financial statements.

Commitments: The following table details the amounts and expected maturities of significant commitments as of March 31, 2005. Further discussion of these commitments is included in Note 19 to the consolidated financial statements.

	One Year	One to	Three to	Over
(In Millions)	or Less	Three Years	Five Years	Five Years	Total

Commitments to extend credit:
Commercial	$9,951	$4,874	$4,328	$208	$19,361
Residential real estate	15,673	—	—	—	15,673
Revolving home equity and credit card lines	31,337	—	—	—	31,337
Other	426	—	—	—	426
Standby letters of credit	2,488	1,292	682	75	4,537
Commercial letters of credit	282	1	7	—	290
Net commitments to sell mortgage loans and mortgage- backed securities	5,458	—	—	—	5,458
Net commitments to sell commercial real estate loans	795	105	6	—	906
Commitments to fund principal investments	18	79	72	74	243
Commitments to fund civic and community investments	178	75	37	31	321

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at March 31, 2005. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate the commitments are invested, both of which are determined by either the general and/or limited partners of the funds.

The commitments to fund civic and community investments pertain to the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingent Liabilities: The Corporation may also incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which National City may be held contingently liable is included in Note 19 to the consolidated financial statements.

Off-Balance Sheet Arrangements: Significant off-balance sheet arrangements include the use of special-purpose entities, generally securitization trusts, to diversify its funding sources. During the past several years, National City has sold credit card receivables and automobile loans to securitization trusts which are considered qualifying special-purpose entities and, accordingly, are not included in the consolidated balance sheet. In addition, the Corporation acquired home equity securitizations as part of the acquisition of Provident. The Corporation continues to service the loans sold to the trusts, for which it receives a servicing fee, and also has certain retained interests in the assets of the trusts. Further discussion on the accounting for securitizations is included in Note 1 to the consolidated financial statements and detail regarding securitization transactions and retained interests is included in Note 5.

The Corporation also has obligations arising from contractual arrangements that meet the criteria of Financial Accounting Standards Board Interpretation No. 45. These obligations are discussed in Note 19.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

National City’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

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

Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments

The Corporation maintains an allowance for losses inherent in the loan and lease portfolio and an allowance for losses on lending-related commitments for losses inherent in commitments to lend. The allowance for loan losses is presented as a reserve against loans and leases while the allowance for losses on lending-related commitments is presented in other liabilities on the balance sheet. When a commitment is funded, any credit loss reserve previously recognized within the allowance for losses on lending-related commitments is reversed and established in the allowance for loan losses. Loan losses are charged off against the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance for loan losses. A provision for credit losses is charged to operations based on management’s periodic evaluation of adequacy of the allowance. The provision for credit losses provides for probable losses on loans, leases and lending-related commitments.

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

Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other environmental risk factors. The allowance established for individual impaired loans reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current market value of the loan, and collateral values.

Pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The analysis also examines historical loss experience and the related internal gradings of loans charged off. The loss migration analysis considers inherent but undetected losses within the portfolio. These losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. This component of the allowance also considers inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish loss estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.

Management also evaluates the impact of environmental factors which pose additional risks that may not adequately be addressed in the analyses described above. Such environmental factors could include: levels of, and trends in, delinquencies and impaired loans, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off, and recovery; experience, ability, and depth of lending management and staff; national and local economic trends and conditions; industry and geographic conditions; concentrations of credit such as, but not limited to, local industries, their employees, suppliers; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The determination of this component of the allowance requires considerable management judgment.

The allowance for losses on lending-related commitments relates primarily to unfunded commercial lending related commitments and letters of credit. The allowance is computed using a methodology similar to that used in determining the allowance for loan losses, modified to take into account the probability of funding these commitments.

There are many factors affecting the allowance for loan losses and allowance for losses on lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods. The allowance for loan losses and allowance for losses on lending-related commitments are assigned to the Corporation’s business lines based on the nature of the loan portfolio in each business line. The Wholesale Banking, Consumer and Small Business Financial Services, and National Consumer Finance business lines have been assigned the majority of the allowance and accordingly would be the business lines most affected by actual outcomes differing from management estimates.

The Credit Risk section of this financial review includes a discussion of the factors driving changes in the allowance for loan losses during the current period.

Mortgage Servicing Rights (MSRs)

Servicing residential mortgage loans for third-party investors represents a significant business activity of the National City Mortgage (NCM) line of business. As of March 31, 2005, NCM’s MSRs totaled $1.8 billion. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be readily available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City’s actual prepayment experience. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are reasonable and comparable to those used by other market participants.

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

Derivative Instruments

The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of March 31, 2005, the recorded fair values of derivative assets and liabilities were $911 million and $841 million, respectively. All derivative instruments are carried at fair value on the balance sheet. The valuation of derivative instruments is considered critical because most are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, management must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. The cash flow projection models are acquired from third parties and the assumptions used by management are based on yield curves, forward yield curves, and implied volatilities observable in the cash and derivatives market. The pricing models are also regularly validated by testing through comparison with other third parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Corporation during 2005 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation’s annual report on Form 10-K for the year ended December 31, 2004, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.NationalCity.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

CONSOLIDATED AVERAGE BALANCE SHEETS

	Three Months Ended
	March 31	March 31
(In Millions)	2005	2004

Assets
Earning Assets:
Portfolio loans:
Commercial	$25,553	$18,860
Commercial construction	2,909	2,245
Real estate — commercial	12,127	9,819
Real estate — residential	30,515	27,076
Home equity lines of credit	19,381	11,396
Credit card and other unsecured lines of credit	2,351	2,283
Other consumer	8,308	7,406

Total portfolio loans	101,144	79,085
Loans held for sale or securitization:
Commercial	16	13
Commercial real estate	312	—
Mortgage	11,174	11,780
Automobile	—	530

Total loans held for sale or securitization	11,502	12,323
Securities available for sale, at cost	8,714	6,537
Federal funds sold and security resale agreements	259	260
Other investments	1,089	554

Total earning assets	122,708	98,759
Allowance for loan losses	(1,175)	(1,017)
Fair value appreciation of securities available for sale	146	220
Cash and demand balances due from banks	3,706	3,015
Properties and equipment	1,277	1,090
Equipment leased to others	1,008	44
Other real estate owned	92	98
Mortgage servicing rights	1,504	1,341
Goodwill	3,300	1,103
Other intangible assets	206	59
Derivative assets	353	783
Accrued income and other assets	5,252	4,035

Total Assets	138,377	$109,530

Liabilities
Deposits:
Noninterest bearing	$18,136	$15,658
NOW and money market	29,253	27,325
Savings	2,531	2,369
Consumer time	17,189	13,008
Brokered retail CDs	4,336	499
Other	538	359
Foreign	9,539	6,520

Total deposits	81,522	65,738

Federal funds borrowed and security repurchase agreements	7,130	7,942
Borrowed funds	1,486	1,594
Long-term debt	31,684	21,339
Derivative liabilities	284	435
Accrued expenses and other liabilities	3,492	2,823

Total Liabilities	125,598	99,871

Total Stockholders’ Equity	12,779	9,659

Total Liabilities and Stockholders’ Equity	$138,377	$109,530

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

	Daily Average Balance
	2005	2004
	First	Fourth	Third	Second	First
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$25,569	$25,189	$24,845	$19,552	$18,873
Commercial construction	2,909	2,936	2,815	2,270	2,245
Real estate — commercial	12,439	12,324	12,321	10,821	9,819
Real estate — residential	41,689	41,709	41,111	41,870	38,856
Home equity lines of credit	19,381	18,082	16,247	12,819	11,396
Credit card and other unsecured lines of credit	2,351	2,350	2,281	2,232	2,283
Other consumer	8,308	7,919	7,565	7,209	7,936

Total loans	112,646	110,509	107,185	96,773	91,408
Securities available for sale, at cost:
Taxable	8,058	8,834	9,023	5,979	5,879
Tax-exempt	656	690	647	667	658

Total securities available for sale	8,714	9,524	9,670	6,646	6,537
Federal funds sold, security resale agreements and other investments	1,348	1,420	1,477	1,148	814

Total earning assets/total interest income/rates	122,708	121,453	118,332	104,567	98,759
Allowance for loan losses	(1,175)	(1,176)	(1,181)	(1,027)	(1,017)
Fair value appreciation of securities available for sale	146	161	82	138	220
Nonearning assets	16,698	17,471	16,369	12,270	11,568

Total assets	$138,377	$137,909	$133,602	$115,948	$109,530

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$29,253	$29,851	$29,778	$28,614	$27,325
Savings accounts	2,531	2,706	2,679	2,576	2,369
Consumer time deposits	17,189	16,665	16,318	13,474	13,008
Other deposits	4,874	5,046	5,201	1,098	858
Foreign deposits	9,539	10,279	9,809	9,150	6,520
Federal funds borrowed	3,912	3,987	5,156	5,548	4,996
Security repurchase agreements	3,218	3,139	2,877	2,706	2,946
Borrowed funds	1,486	1,651	1,120	1,547	1,594
Long-term debt	31,684	28,928	25,744	20,031	21,339

Total interest bearing liabilities/total interest expense/rates	103,686	102,252	98,682	84,744	80,955
Noninterest bearing deposits	18,136	18,883	18,731	17,756	15,658
Accrued expenses and other liabilities	3,776	3,927	3,830	3,078	3,258

Total liabilities	125,598	125,062	121,243	105,578	99,871
Total stockholders’ equity	12,779	12,847	12,359	10,370	9,659

Total liabilities and stockholders’ equity	$138,377	$137,909	$133,602	$115,948	$109,530

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Quarterly Interest
	2005	2004
	First	Fourth	Third	Second	First
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$330	$309	$273	$179	$175
Commercial construction	40	38	33	24	24
Real estate — commercial	183	181	173	151	143
Real estate — residential	643	663	664	656	608
Home equity lines of credit	267	222	169	138	123
Credit card and other unsecured lines of credit	52	62	46	45	47
Other consumer	129	126	124	115	131

Total loans	1,644	1,601	1,482	1,308	1,251
Securities available for sale, at cost:
Taxable	98	108	111	70	74
Tax-exempt	12	12	12	13	12

Total securities available for sale	110	120	123	83	86
Federal funds sold, security resale agreements and other investments	18	31	15	11	13

Total earning assets/total interest income/rates	$1,772	$1,752	$1,620	$1,402	$1,350
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$93	$77	$61	$57	$57
Savings accounts	2	2	3	2	2
Consumer time deposits	133	124	114	117	112
Other deposits	30	25	19	4	2
Foreign deposits	55	47	34	22	15
Federal funds borrowed	25	21	20	16	14
Security repurchase agreements	13	10	5	4	4
Borrowed funds	6	5	4	3	3
Long-term debt	237	198	164	110	116

Total interest bearing liabilities/total interest expense/rates	$594	$509	$424	$335	$325
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,178	$1,243	$1,196	$1,067	$1,025

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a) Includes loans held for sale or securitization

	Average Annualized Rate
	2005	2004
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	5.22%	4.90%	4.36%	3.69%	3.72%
Commercial construction	5.59	5.11	4.64	4.34	4.30
Real estate — commercial	5.98	5.84	5.58	5.61	5.87
Real estate — residential	6.17	6.36	6.47	6.26	6.26
Home equity lines of credit	5.51	4.92	4.16	4.29	4.33
Credit card and other unsecured lines of credit	8.90	10.37	8.16	8.02	8.30
Other consumer	6.28	6.35	6.51	6.43	6.62

Total loans	5.87	5.78	5.52	5.42	5.49
Securities available for sale, at cost:
Taxable	4.89	4.90	4.92	4.69	5.01
Tax-exempt	7.29	7.02	7.28	7.62	7.53

Total securities available for sale	5.07	5.06	5.08	4.98	5.26
Federal funds sold, security resale agreements and other investments	5.35	8.69	3.94	3.97	6.49

Total earning assets/total interest income/rates	5.81%	5.76%	5.46%	5.37%	5.48%
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	1.28%	1.03%	.82%	.80%	.83%
Savings accounts	.38	.37	.34	.35	.35
Consumer time deposits	3.13	2.94	2.78	3.50	3.47
Other deposits	2.51	2.03	1.46	1.13	1.13
Foreign deposits	2.33	1.83	1.35	.98	.94
Federal funds borrowed	2.55	2.11	1.56	1.15	1.13
Security repurchase agreements	1.65	1.20	.77	.56	.55
Borrowed funds	1.77	1.30	1.35	.81	.75
Long-term debt	3.03	2.72	2.54	2.21	2.18

Total interest bearing liabilities/total interest expense/rates	2.32%	1.98%	1.71%	1.59%	1.62%
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	3.49%	3.78%	3.75%	3.78%	3.86%
Contribution of noninterest bearing sources of funds	.36	.31	.29	.31	.30

Net interest margin	3.85%	4.09%	4.04%	4.09%	4.16%

(a)	Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 61-63 of this report are incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

National City Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2005, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 58 of this report are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits

Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the March 31, 2005 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.

Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3 (ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference).

3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 28, 2002) (filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2002, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation 1989 Stock Option Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.2	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.3	National City Corporation 150th Anniversary Stock Option Plan (filed as Exhibit 4 to Registrant’s Form S-8 Registration Statement No. 33-58815 dated April 25, 1995, and incorporated herein by reference).

10.4	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.5	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated July 1, 2002 (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.6	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.7	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.8	Central Indiana Bancorp Option Plan effective March 15, 1991 (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.9	Central Indiana Bancorp 1993 Option Plan effective October 12, 1993 (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.10	Form of contracts with David A. Daberko, William E. MacDonald III, Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, John D. Gellhausen, Herbert R. Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, J. Armando Ramirez, Paul G. Clark, Shelley J. Seifert, Ted M. Parker, Paul D. Geraghty, and Richard B. Payne, Jr. (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.11	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.12	Restated First of America Bank Corporation 1987 Stock Option Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).

10.13	Amended and Restated First of America Bank Corporation Stock Compensation Plan (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).

10.14	First of America Bank Corporation Directors Stock Compensation Plan (filed as Exhibit 4.6 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).

10.15	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.16	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.17	The National City Corporation Retention Plan for Executive Officers effective April 29, 2003 (filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2003, and incorporated herein by reference).

10.18	Integra Financial Corporation Employee Stock Option Plan (filed as Exhibit 4.3 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.19	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.20	Integra Financial Corporation Non-Employee Directors Stock Option Plan (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.21	National City Corporation Amended and Restated Long-Term Incentive Compensation Plan for Senior Officers as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.32 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

10.22	The National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective February 23, 2004 (filed as Exhibit D to Registrant’s Proxy Statement dated March 11, 2004, and incorporated herein by reference).

10.23	National City Corporation Supplemental Cash Balance Pension Plan as Amended and Restated effective November 1, 2001 (filed as Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.24	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.25	National City Savings and Investment Plan No. 3 (filed as Exhibit 4.3 to Registrant’s Form S-8 Registration Statement No. 333-61712 dated as of May 25, 2001, and incorporated herein by reference).

10.26	Amendment No. 1 to the National City Savings and Investment Plan No. 3 (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 333-61712 and incorporated herein by reference).

10.27	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.28	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.29	The National City Corporation Deferred Compensation Plan as Amended and Restated effective July 23, 2002 (filed as Exhibit 10.34 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.30	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.31	Visa (R) U.S.A. Inc. limited guaranty between National City Corporation and Visa (R) U.S.A. Inc. dated August 6, 2002 (filed as Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2002, and incorporated herein by reference).

10.32	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.33	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.34	The National City Corporation Savings and Investment Plan No. 2, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.35	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.36	Amendment No. 1 to the National City Savings and Investment Plan No. 2, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.37	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.38	Credit Agreement dated as of April 12, 2001, by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference) and the Assumption Agreement dated June 11, 2002 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.39	MasterCard International Incorporated limited guaranty between National City Corporation and MasterCard International Incorporated dated April 30, 2003 (filed as Exhibit 10.39 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.40	The National City Corporation Long-Term Cash and Equity Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed April 6, 2004, and incorporated herein by reference).

10.41	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.42	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.43	Amendment No. 2 to the National City Savings and Investment Plan No. 2, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.44	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.45	Amendment No. 3 to the National City Savings and Investment Plan No. 2, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.2 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.46	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.47	Allegiant Bancorp, Inc. 2002 Stock Incentive Plan (filed as Appendix A to Allegiant Bancorp, Inc.’s Proxy Statement for its 2002 Annual Meeting, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.48	Allegiant Bancorp, Inc. 2000 Stock Incentive Plan (filed as Annex A to Allegiant Bancorp, Inc.’s Proxy Statement for its 2000 Annual Meeting, and incorporated herein by reference).

10.49	Provident Financial Group, Inc. 1988 Stock Option Plan (filed as Exhibit 10.18 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.50	Provident Financial Group, Inc. 1996 Non-Executive Officer Stock Option Plan (filed as Exhibit 10.19 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.51	Provident Financial Group, Inc. 1997 Stock Option Plan (filed as Exhibit 10.20 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.52	Provident Financial Group, Inc. 2000 Employee Stock Option Plan (filed as Exhibit 10.21 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.53	Provident Financial Group, Inc. 2002 Outside Directors Stock Option Plan (filed as Exhibit 10.23 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.54	Provident Financial Group, Inc. 1992 Outside Directors Stock Option Plan (filed with Provident Financial Group, Inc.’s Form S-8 Registration Statement No. 33-51230, and incorporated herein by reference).

10.55	Provident Financial Group, Inc. Retirement Plan (filed with Provident Financial Group, Inc.’s Form S-8 Registration Statement No. 33-90792, and incorporated herein by reference).

10.56	Provident Financial Group, Inc. Deferred Compensation Plan (filed as Exhibit 10.22 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.57	Provident Financial Group, Inc. Outside Directors Deferred Compensation Plan (filed as Exhibit 10.24 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.58	Provident Financial Group, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.25 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.59	Fourth Amendment to the Provident Financial Group, Inc. Retirement Plan, as Amended and Restated as of January 1, 2001 (filed as Exhibit 10.59 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.60	National City Corporation 2004 Deferred Compensation Plan (filed as Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.61	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.62	Amendment No. 4 to the National City Savings and Investment Plan No. 2, as Amended, and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.63	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.64	Form of Restricted Stock Agreement.

10.65	Form of Restricted Stock Agreement used in connection with National City Corporation Management Incentive Plan for Senior Officers.

10.66	Form of Incentive Stock Option Agreement.

10.67	Form of Non-qualified Stock Option Agreement.

11.0	Statement re computation of per share earnings incorporated by reference to Note 17 of the Notes to the Consolidated Financial Statements of this report.

Exhibit
Number	Exhibit Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated May 6, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated May 6, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated May 6, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated May 6, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

CORPORATE INFORMATION

Corporate Headquarters

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484
216-222-2000
NationalCity.com

Transfer Agent and Registrar

National City Bank
Corporate Trust Operations
Department 5352
P.O. Box 92301
Cleveland, Ohio 44193-0900
Web site: NationalCityStockTransfer.com
E-mail: shareholder.inquiries@nationalcity.com

Stockholders of record may access their accounts via the Internet to review account holdings and transaction history through National City’s StockAccess at www.ncstockaccess.com. Stockholders can also download frequently used forms from this Web site. For log-in assistance or other inquiries, call 800-622-6757.

Investor Information

Jennifer Hammarlund
Investor Relations
Department 2101
P.O. Box 5756
Cleveland, Ohio 44101-0756
800-622-4204
E-mail: investor.relations@nationalcity.com

Web Site Access to United States Securities and Exchange Commission Filings

All reports filed electronically by National City Corporation with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation’s Web site at NationalCity.com. These filings are also accessible on the SEC’s Web site at www.sec.gov.

Corporate Governance

National City’s corporate governance practices are described in the following documents, which are available free of charge on the Corporation’s Web site at NationalCity.com or in print form through the investor relations department: Corporate Governance Guidelines, Code of Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Nominating and Board of Directors Governance Committee Charter, Compensation Committee Charter, and Risk and Public Policy Committee Charter.

Common Stock Listing

National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NtlCity.

Dividend Reinvestment and Stock
Purchase Plan

National City Corporation offers stockholders a convenient way to increase their investment through the National City Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the Plan). Under the Plan, investors can elect to acquire National City shares in the open market by reinvesting dividends and through optional cash payments. National City absorbs the fees and brokerage commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, please call 800-622-6757. The Plan prospectus is also available at www.NationalCity.com.

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

Debt Ratings

Moody’s
	Fitch	Investors	Standard
	Ratings	Service	& Poor’s

National City
Corporation	A/B
Commercial paper	F1+	P-1	A-1
Senior debt	AA-	A1	A
Subordinated debt	A+	A2	A-
Bank Subsidiaries	A/B
Certificates of deposit	AA	Aa3	A+
Senior bank notes	AA-	Aa3	A+
Subordinated bank notes	A+	A1	A

FORM 10-Q — March 31, 2005

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION

(Registrant)

Date: May 6, 2005

/s/ DAVID A. DABERKO

David A. Daberko
Chairman and Chief Executive Officer

/s/ JEFFREY D. KELLY

Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484